Form 10-Q
period 1997-09-30
NEW SKY COMMUNICATIONS INC
filed 1997-11-17
CIK 771999

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________
Commission file number _________________________________________________________

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)
           NEW YORK                                     16-1229730
           --------                                     ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

       720 REYNOLDS ARCADE, 16 EAST MAIN STREET, ROCHESTER, NEW YORK 14614
                    (Address of principal executive offices)

                                 (716) 454-5490
              (Registrant's telephone number, including area code)
            ---------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____X______  No___________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _________   No___________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 190,736,923 as of November 1, 1997.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                Item 2.  Management's Discussion and
        Provide the information required    Analysis of Financial Condition
        by Rule 10-01 of Regulation S-X     and Results of Operations.
       (17CFR Part 210).                    Furnish the information required by
                                            Item 303 of Regulation
                                            S-K(ss.229.303 of this chapter).


                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                   PAGE(S)
------------------------------                                   -------

Statement of Income (Loss)                                          3
     Nine months ending 9/30/97& 9/30/96

Consolidated Balance Sheet
     As of 9/30/97 & 12/31/96                                     4 & 5

Statement of Cash Flows
     Nine months ended 9/30/97 & 9/30/96                            6

Management's Discussion of Statement of
     Income and Financial Condition                               7 & 8

PART II - OTHER INFORMATION & SIGNATURES                          8 & 9
----------------------------------------


                          NEW SKY COMMUNICATIONS, INC.

                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)




                              FOR NINE MONTHS ENDED              FOR THREE MONTHS ENDED
                              ---------------------              ----------------------

                           SEPTEMBER 30      SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                              1997              1996              1997            1996
                              ----              ----              ----            ----

Gross Film Receipts          $ 25,946         $  8,729         $ 20,000        $     0
   Less Amortized
   Film Costs                $      0         $      0         $      0        $     0
                             --------         --------         --------        -------

Net Film Receipts            $ 25,946         $  8,729         $ 20,000        $     0
                             --------         --------         --------        -------

General and Administrative
  Expenses                   $ 45,695         $ 20,589         $ 32,195        $ 7,500
                             --------         --------         --------        -------

Income (Loss) Before
  Other Income and
  Related Expenses           $(19,749)        $(11,860)        $(12,195)       $(7,500)
                             --------         --------         --------        -------

Other Income (Loss)          $      0         $(55,556)        $      0        $     0
                             --------         --------         --------        -------

Income (Loss)                $(19,749)        $(67,416)        $(12,195)       $(7,500)
                             ========         ========         ========        =======


Net Per Common Share              NIL              NIL              NIL            NIL
                             ========         ========         ========         =======




                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
                                  BALANCE SHEET
                (As of September 30, 1997 and December 31, 1996)



                                     ASSETS
                                     ------

                                                   SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                      (UNAUDITED)            (AUDITED)
                                                      -----------            ---------

Current Assets:
     Cash and Cash Items                              $      886          $    1,150
     Accounts Receivable:
        Trade Accounts                                         0                   0
     Current Amortizable Portion
        of Film Inventory                                      0                   0
                                                      ----------          ----------

Total Current Assets                                  $      886          $    1,150
                                                      ----------          ----------
Property and Equipment:
     Property and Equipment                                    0                   0
     Film Inventory                                    1,677,143           1,506,865
                                                      ----------          ----------
     Total Property and Equipment                      1,677,143           1,506,865
         Less: Accumulated Depreciation                        0                   0
                                                      ----------          ----------

Net Property and Equipment                             1,677,143           1,506,865
                                                      ----------          ----------

Other Assets                                                 400                 400
                                                      ----------          ----------

TOTAL ASSETS                                          $1,678,429          $1,508,415
                                                      ==========          ==========



                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
                                  BALANCE SHEET
                (As of September 30, 1997 and December 31, 1996)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                  (UNAUDITED)         (AUDITED)
                                                  -----------         ---------
Current Liabilities:
     Accounts Payable                              $    99,054      $   104,291
     Leases                                              2,068            2,068
     Accrued Expenses                                   37,016           37,016
                                                   -----------      -----------

Total Current Liabilities                          $   138,138      $   143,375
                                                   -----------      -----------

Stockholders' Equity:
     Common Stock $.0001 Par Value
       200,000,000 Shares Authorized
       190,736,923 Shares Issued and
         Outstanding (190,736,923 Shares
         On September 30, 1997)                    $    19,074      $    14,274
     Additional Paid-In Capital                      5,932,328        5,742,128
                                                   -----------      -----------

     Total Paid-In Capital                           5,951,402        5,756,402

Accumulated Deficit                                 (4,411,111)      (4,391,362)
                                                   -----------      -----------

Total Stockholders' Equity                           1,540,291        1,365,040
                                                   -----------      -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                          $ 1,678,429      $ 1,508,415
                                                   ===========      ===========

                          NEW SKY COMMUNICATIONS, INC.
                             Statement of Cash Flows
           Nine Months Ended September 30, 1997 and September 30, 1996

                                        NINE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                        ------------------    ------------------

Operating Activities:

     Net Income (Loss)                        $(19,749)        $(67,416)
     Adjustments to reconcile
        Net Income and Net Cash:
           Depreciation and Amortization             0                0
           (Increase) Decrease in Accounts
            Receivable                               0                0
           (Increase) Decrease in Prepaid
            Expenses                                 0                0
           Increase (Decrease) in Accounts
               Payable and Accrued Expenses     24,485            8,010
           Amortization of Film Costs                0            5,000
                                              --------         --------

               Net Cash Provided (Used)       $  4,736         $(54,406)
                                              --------         --------

Investing Activities:
     Mortgage Writedown                       $      0         $ 55,556
     Additional Film Inventory                $ (5,000)        $      0
                                              --------         --------

              Net Cash Provided (Used)        $ (5,000)        $ 55,556
                                              --------         --------

Financing Activities:

              Net Cash Provided (Used)        $      0         $      0
                                              --------         --------

     Increase (Decrease) in Cash
        And Cash Equivalents                  $   (264)        $  1,150
     Cash and Cash Equivalents at
        Beginning of Period                      1,150                0
                                              --------         --------

            Cash and Cash Equivalents
               at End of Period               $    886         $  1,150
                                              ========         ========

                             STATEMENT OF MANAGEMENT
                             -----------------------

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and cash flows for the nine months then ended.

 1(A) During the quarter, the Company received $20,000.00 as its producer's fee from the production budget of the feature film "SYRACUSE MUSE", which has been tentatively re-titled "FREAK TALKS ABOUT SEX". Principal photography of the film,"FREAK TALKS ABOUT SEX", was completed on August 17, 1997 and has thereafter been in post-production to the current date. The film has been submitted to the Sundance Film Festival for consideration to be included therein. The Company is awaiting the results of that submission. The Company, along with its co-producer, Syracuse Productions, L.L.C., has interviewed several candidates to act as producer's representative to assist the producers in procuring distribution of the film.

         The Company issued 4,000,000 shares of its common stock to Starr Securities, Inc. pursuant to an Agreement dated July 31, 1997 whereby Starr will render investment banking services to the Company over a period of two years. The stock has been registered with the S.E.C. on Form S-8 dated August 20,1997. A copy of the Agreement is annexed hereto as an exhibit.

         The Company continues to carry its investments in feature films as an asset of the Company under Film Inventory, amortizing these costs when funds are received on the various film investments and at other times management believes a write-down of the unamortized costs is appropriate.

         The Company has title to and/or interests in the following feature film properties in development: "THE GIANT" "THE GODMOTHER", "SOMEWHERE IS CALLING", "CHEAP TRICKS" and "ARRIVEDERCI, VENICE". The Company has released two feature films: "FEAR NO EVIL" and "LADY IN WHITE". The Company is also an investor in a feature film entitled "GRAVE SECRETS", produced by Planet Productions, Inc.

         The Company has not filed Federal or New York State tax returns for the years 1992, 1993 and 1994 and has not paid any tax due for those years nor for 1995 or 1996 because of lack of funds for the preparation of the returns and the payment of tax. The Company believes no Federal tax would be due due to the Company's continuing losses. However, the Company believes it owes New York State tax based upon capital and has been accruing estimated amounts for such tax since 1992.

1(B)     Financial Condition -

         1.   Working capital is inadequate.  (Current Ratio is nil)

         2. The Company has no outstanding debt other than current payables and accrued expenses.










                                     PART II
                                     -------

                        Other Information and Signatures

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------

Item 1.       Legal Proceedings - None.

Item 2.       Change in Security - None.

Item 3.       Defaults upon Senior Securities - None.

Item 4.       Submission of matters to a vote of  securities holders - None.

Item 5.       Other information - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        NEW SKY COMMUNICATIONS, INC.

Date:       NOVEMBER 14, 1997            /s/ Carl R. Reynolds
                                        -----------------------------
                                        Carl R. Reynolds   President /
                                                           Treasurer/
                                          Chief Financial Officer