Form 10-K
period 1997-12-31
NEW SKY COMMUNICATIONS INC
filed 1998-05-06
CIK 771999

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31 1997
                        Commission File Number 2-98684-NY


                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


        NEW YORK                                           16-1229730
        --------                                           ----------
State of Incorporation                               Identification Number

                               16 East Main Street
                                    Suite 720
                            Rochester, New York 14614
                            -------------------------
                   Address of principal and executive offices


                                 (716) 454-5490
                                 --------------
                          Registrant's telephone number
        Securities Registered Pursuant to Section 12(b) of the Act: None
        Securities Registered Pursuant to Section 12(g) of the Act: None

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   REGISTERED ON
-------------------                                   -------------
Common Stock                                   National Daily Quotation
                                                     Listing Service


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X       No
                         ---         ---

Aggregate  market  value of the  voting  stock  held by  non-affiliates  of the registrant as of December 31, 1997..............................  $ 1,427,000.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1997............................... 190,736,923

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Articles of Incorporation                                      By-Laws

                                     PART 1

                                ITEM 1 - BUSINESS
                                -----------------

New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX" (originally "SYRACUSE MUSE"). The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. The Company may not disclose the budget or cost of the film for proprietary reasons, but the film qualifies as a "low-budget" film. Principal photography of the film was completed in 1997 and at year-end the film was being edited and mixed. The Joint Venture Agreement has been previously filed as an Exhibit in an earlier 10Q for the Company. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000, under "Film Inventory" on the Balance Sheet. The Company received a Producer's fee of $20,000 from the budget of the film in 1997.

The Company is also participating in the development of other film properties with the principals of Syracuse Productions, LLC.

In fiscal 1997, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. All of the funds received by the Company in 1997 from the film, approximately $5,946, were recognized as income in 1997. The Company carries its direct film costs as an asset on the Balance Sheet under "Film Inventory". In 1991, the Company accelerated its amortization of the costs of the film to the rate of $600,000 per year to arrive at a target of $500,000 in Film Inventory for the film by 1993. in 1997 the Company amortized another $100,000 of the film's costs', leaving $200,000 in Film Inventory for the film,

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "RESPECT YOUR GODFATHER"- At year-end the accumulated development cost of the film was capitalized at $26,772.

The Company continued to develop and seek financing for its feature film, tentatively entitled "THE GIANT", in 1997. At year-end the accumulated development cost was written down to $750,000.

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989 and continued throughout 1997. The company receives a priority repayment of its investment and has the personal guarantee of the producer of the film. The Company anticipates receiving the return of its investment, but does not anticipate realizing any profit on the film. During 1997, the Company received no proceeds from the Film's producer, keeping the Company's investment to $108,610 at year-end.

The Company also issued 10,000,000 common shares of the Company, with restrictive legend, to Carl R. Reynolds, the President and Chairman to compensate him for failing to receive regular compensation for over three years.

The Company also issued 3,000,000 shares of common stock to Colleen Tiffany for financial public relations services to be rendered to the Company. Ms. Tiffany is associated with the President, Carl R. Reynolds, in a financial public relations company, Logan Consulting Group, Inc. However, the shares were issued to Ms. Tiffany personally and Mr. Reynolds will receive no benefit or share in the proceeds of the sale of any stock by Ms. Tiffany. The Company also issued 4,000,000 common shares of the Company to Starr Securities, Inc. for investment banking services to be rendered to the Company. Both issuances of shares were registered under an S-8 registration with the S.E.C. and are, therefore, immediately free trading. The agreements with Ms. Tiffany and Starr Securities were attached as Exhibits in 10Q's filed by the Company during 1997.

This 10K filing was not timely made as the Company's accountant was unable to complete an audit of its books and records on time.

The Company has filed corporate income tax returns, federal and New York State, for the years ended December 31, 1997, 1996 and 1995, but has not filed for years ending December 31, 1992, 1993 and 1994. It has not paid any tax due for any of these years. Although the Company believes there is no federal tax liability for those years, due to its continuing losses, there is tax liability to the State of New York. The Company has not paid those taxes for lack of funds. The Company reports the expected tax liability as an "Accrued Expense".

The Company also wrote down development costs in other film projects it has been attempting to develop for a number of years, including "SOMEWHERE IS CALLING" ($15,000), "ARREVIDERCI VENICE" ($30,771) and "CHEAP TRICKS" ($1,000,00).

                               ITEM 2 - PROPERTIES
                               -------------------

The company currently rents no office space.

                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

The Company was unable to pay the final several months of rent on the premises it leased at One West Main Street and the landlord has taken a judgment against the Company in the Supreme Court of the State of New York on February 24, 1993 in the amount of $16,383.


                         ITEM 4 - SUBMISSION OF MATTERS
                         ------------------------------

                          TO A VOTE OF SECURITY HOLDERS
                          -----------------------------

The Company lacked sufficient funds to hold a shareholders' meeting in 1997. Therefore, no matters were submitted to the shareholders for a vote.


                                     PART II

                 ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK
                 ----------------------------------------------

                       AND RELATED SECURITY HOLDER MATTERS
                       -----------------------------------

Effective October 25, 1989 the Company's stock was deleted from NASDAQ listing. Since that date, the Company's stock trading has been reported on the National Daily Quotation Listing Service, or "pink sheets" or "bulletin board". Since there is no readily ascertainable high or low quotes for each quarters none are reported here,

The approximate number of shareholders of common stock is 4,500 as of December 31, 1997.

The Company has never paid a dividend on its common stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following table summarizes selected financial information of New Sky Communications, Inc. for each of the five years ended December 31, 1997, 1996, 1995, 1994 god 1993. This table should be read in conjunction with other financial information of New Sky Communications, Inc., including "Management's Discussion and Analysis" and financial statements included elsewhere herein.



                                                                      YEARS ENDED DECEMBER 31,

                                 ------------------- -------------------- -------------------- --------------------- --------------
                                    1997                1996                 1995                 1994                  1993
                                 ------------------- -------------------- -------------------- --------------------- --------------

Net Sales                        $25,946             $13,729              $16,860              $334                  $19,275

Income (loss) from continuing
Operations                      (454,562)           (157,416)            (138,734)             (47,367)             (846,795)

Income (loss) from continuing
Operations per share (A)           NIL                 NIL                  NIL                  NIL                   NIL

Cash Dividends                     NONE                NONE                 NONE                 NONE                  NONE

Net working capital             (147,582)           (142,225)            (125,265)            (106,631)              (94,264)

Total assets                   1,251,116           1,508,415            1,647,821            1,767,821             1,802,821

Long-term debt                         0                   0                    0                    0                     0



Note A: Amounts are not presented as such amounts were less than $.01 per share.

                  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------

                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                -------------------------------------------------


During the Year, the Company received continuing foreign distribution royalties from The Samuel Goldwyn Company for "LADY IN WHITE" in the amount of $5,946.

During 1997, the Company received no funds from Planet Productions, Inc. from receipts on the film "GRAVE SECRETS".

The Company received a Producer's fee of $20,000 from the budget of the film "FREAK TALKS ABOUT SEX" during 1997.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

(a)      The following documents are filed as part of this report:

       1.FINANCIAL STATEMENTS:
         ---------------------

         Statements of Income - Year ended December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997.

         Statement of Stockholders Equity - December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997.

         Statement of Cash Flows - Years ended December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997.

         Notes to Financial Statements

         Balance Sheet - December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997.

                                Michael F. Cronin
                           Certified Public Accountant
                                12 Blandford Lane
                             Fairport New York 14450





Shareholders
New Sky Communications.  Inc.
Rochester, Now York

I have audited the accompanying balance sheet of New Sky Communications, Inc. as of December 31, 1997, 1996, 1995 and 1994 and the related statements of income, stockholders! equity and cash flows for the years and then ended. The financial statements are the responsibility of the Company's management. My responsibility Is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are of material misstatement. An audit includes examining. on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sky Communications, Inc. as of December 31, 1997, 1996, 1995 and 1994 and the results of Its operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


April 17,1998


/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant



                                                     NEW SKY COMMUNICATIONS, INC.
                                                            BALANCE SHEETS

                                                                ASSETS
                                                                ------


                                                 DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995 DECEMBER 31, 1994
                                                 ----------------- ----------------- ----------------- -----------------
CURRENT ASSETS:
Cash and Cash Equivalents                            $        56      $     1,150      $         0      $         0
Accounts Receivable Trade                                      0                0                0                0
Prepaid Expenses                                               0                0                0                0
                                                     -----------      -----------      -----------      -----------
     Total Current Assets                            $        56      $     1,150                0                0

Property & Equipment, Net of Accumulated
 Depreciation and Amortization (Note A)                1,250,660        1,506,865        1,591,865        1,711,865
Other Assets (Note B)                                        400              400           55,956           55,956
Total Assets                                         $ 1,251,116      $ 1,508,415      $ 1,647,821      $ 1,767,821
                                                     ===========      ===========      ===========      ===========


                                             LIABILITIES & STOCKHOLDERS' EQUITY
                                             ----------------------------------
                                                                                                             -----------

CURRENT LIABILITIES:
Accounts Payable                                     $   106,554      $    94,291      $    88,781      $    75,047
Other Current Liabilities                                 41,084           49,084           36,584           31,584
                                                     -----------      -----------      -----------      -----------
     Total Current Liabilities                           147,638          143,375          125,365          106,631

Stockholders' Equity
Common Stock                                           5,951,402        5,756,402        5,756,402        5,756,402
Accumulated Deficit                                   (4,847,924)      (4,391,362)      (4,233,946)      (4,095,212)
                                                     -----------      -----------      -----------      -----------
     Total Stockholder's Equity                        1,103,478        1,365,040        1,522,456        1,661,190

Total Liabilities & Stockholders' Equity             $ 1,251,116      $ 1,508,415      $ 1,647,821      $ 1,767,821
                                                     ===========      ===========      ===========      ===========





                       See Notes to Financial Statements.


                                                NEW SKY COMMUNICATIONS, INC.
                                                      INCOME STATEMENTS

                                                                               FISCAL YEARS ENDED
                                                                               ------------------

                                    DECEMBER 31, 1997         DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                    -----------------         -----------------   -----------------   -----------------
Net Sales                               $  25,946                 $  13,729           $  16,860           $    334
Costs & Expenses Applicable
  to Sales & Revenue (Note A)             428,482                    85,000             120,000                  0
                                        ---------                 ---------           ---------           --------
Gross Profit (Loss)                      (400,536)                  (71,271)           (103,140)               334

Selling, General &
  Administrative Expenses                  54,026                    28,089              30,594             47,701
                                        ---------                 ---------           ---------           --------
Income From Operations                   (454,562)                  (99,360)           (133,734)           (47,367)

Other Expense-Write Down
  Carrying Value of Investments                 0                    55,556                   0                  0
                                        ---------                 ---------           ---------           --------
Income (Loss) Before Income Taxes        (454,562)                 (154,916)           (133,734)           (47,367)

Income Taxes (Note A)                       2,000                     2,500               5,000                  0
                                        ---------                 ---------           ---------           --------

Net Income (Loss)                       $(456,562)                $(157,416)          $(138,734)          $(47,367)
                                        =========                 =========           =========           ========

Per Share Amounts                             NIL                       NIL                 NIL                NIL



                        See Notes to Financial Statements


                                                NEW SKY COMMUNICATIONS, INC.
                                                  STATEMENTS OF CASH FLOWS

                                                                               FISCAL YEARS ENDED
                                                                               ------------------

                                       DECEMBER 31, 1997    DECEMBER 31, 1996  DECEMBER 31, 1995   DECEMBER 31, 1994
                                       -----------------    -----------------  -----------------   -----------------

OPERATING ACTIVITIES:
---------------------
   Net Income (Loss)                       $(456,562)         $(157,416)         $(138,734)            $(47,367)
   Adjustments to Reconcile Net
       Income (Loss) to Cash
       Provided (consumed) by
       Operating Activities:
     Non-Cash Valuation Adjustment                 0             55,556                  0                    0
     Non-Cash Operating Expenses              25,000                  0                  0                    0
   Changes in Operating Assets
     and Liabilities:
       (Increase) Decrease in
          Accounts & Notes Receivable              0                  0                  0                    0
        Amortization of Film
          Inventory Costs                    426,205             85,000            120,000                    0
        Increase (Decrease) in
          Accounts Payable & Accrued
          Expenses                             4,263              8,010             18,734              (12,367)
                                           ---------          ---------          ---------             --------
Net Cash Provided (Consumed)
   by Operating Activities                    (1,094)            (8,850)                 0              (35,000)

INVESTING ACTIVITIES:
                                                                                                       --------
   Reimbursement Received on
       Investment in Film Inventory                0              5,000                  0               35,000
                                           ---------          ---------          ---------             --------
                                                   0
Net Cash Used in Investing
   Activities                                                     5,000                  0               35,000

FINANCING ACTIVITIES:
                                                                                                       --------
  Proceeds of Loan                                 0             10,000                  0                    0
                                           ---------          ---------          ---------             --------
                                                   0
Net Cash Provided (Used) by
   Financing Activities                                          10,000                  0                    0

Net Change in Cash                            (1,094)             1,150                  0                    0
Cash & Cash Equivalents at
   the Beginning of Period                     1,150                  0                  0
                                           ---------          ---------          ---------             --------
Cash & Cash Equivalents at
   the End of Period                       $      56          $   1,150          $       0             $      0
                                           =========          =========          =========             ========



                       See Notes to Financial Statements.



                                                          NEW SKY COMMUNICATIONS, INC.
                                                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                                 ACCUMULATED
                                                                     COMMON STOCK                                  DEFICIT
                                                --------------------------------------------------------         -----------


                                        Number of Shares               Par Value           Capital in Excess
                                                                                            of Par Value
                                        ----------------               ----------          -----------------


December 31, 1992                           142,736,923                  $14,274             $5,742,128           $(3,201,050)
Net Loss December 31, 1993                                                                                           (846,795)

                                            -----------                  -------             ----------           -----------

December 31, 1993                           142,736,923                   14,274              5,742,128            (4,047,845)
Net Loss December 31, 1994                                                                                            (47,367)
                                            -----------                  -------             ----------           -----------

December 31, 1994                           142,736,923                   14,274              5,742,128            (4,095,212)
Net Loss December 31, 1995                                                                                           (138,734)
                                            -----------                  -------             ----------           -----------

December 31, 1995                           142,736,923                   14,274              5,742,128            (4,233,946)
Net Loss December 31, 1996                                                                                           (157,416)
                                            -----------                  -------             ----------           -----------

December 31, 1996                           142,736,923                   14,274              5,742,128            (4,391,362)

Shares issued For Services                   48,000,000                    4,800                190,200
Net Loss December 31, 1997                                                                                           (456,562)
                                            -----------                  -------             ----------           -----------

Balance December 31, 1997                   190,736,923                  $19,074             $5,932,328           $(4,847,924)
                                            ===========                  =======             ==========           ===========





                       See Notes To Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

  A.    Summary of Significant Accounting Policies:


  1. REVENUE AND EXPENSE RECOGNITION: Revenue is recognized when earned rather than when received. Expenses are charged to operations as incurred.


  2. PROPERTY & EQUIPMENT are recorded on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for renewals and betterment's are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Film production costs are capitalized as film cost inventory and have been amortized using the individual-film-forecast-computation method over the licensing period. Film inventory consists of the following:


                          DEC. 31,1997  DEC. 31,1996  DEC. 31,1995 DEC. 31,1994
                          ------------  ------------  ------------ -------------

Films Released             $  308,611   $  408,611    $  524,214    $  644,214
Films in Process              915,277    1,029,712     1,029,712     1,029,712
Story Rights & Scenarios       26,772       68,542        37,939        37,939
                           ----------   ----------    ----------    ----------

Total Film Inventory       $1,250,660   $l,506,865    $1,591,885    $1,711,865
                           ==========   ==========    ==========    ==========



  B. Other Assets.

  Other Assets consist of real estate mortgages held for investment and unamortized organization costs. In 1996 management revised its estimate of the recoverability of its investments resulting In a one time charge to earnings of $ 55,556.


  C. Income Taxes.

  The Corporation has $ 4,735,663 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2012. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

                      ITEM 9 - DISAGREEMENTS ON ACCOUNTING
                      ------------------------------------
                            AND FINANCIAL DISCLOSURE
                            ------------------------
None.
                                    PART III

        ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
        ---------  -----------------------------------------------

The names of the Directors and Executive officers of the Company are as follows:


         NAME                       AGE            POSITION
         ----                       ---            --------

  Carl R. Reynolds                  50         Chairman of the Board
  100 Caversham Woods                              President
  Pittsford, NY 14534


History of  Officers and Directors:

CARL R. REYNOLDS: Chairman of the Board, President and Director of the Company. Mr. Reynolds is an attorney and an accountant. He is a Director of FNB Rochester Corp. and First National Bank of Rochester, Inc. He has been a Director and Officer of the Company since inception.

All Directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The executive officers of the Company are elected by the Board of Directors and bold office at the will of the Board. The Company has not held an annual meeting since 1989 due to lack of funds to hold such a meeting,

The Company presently has no Executive Committee or Audit Committee.

                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------

The executives of the Company received Compensation in 1997 in the following amounts:

         NAME                     CAPACITY                  CASH COMPENSATION
         ----                     --------                  -----------------

  Carl R. Reynolds           President, Director                $ 18,900.00


                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                     ---------------------------------------

                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and any by all officers and directors as a group as of December 31, 1997.

                                    COMMON                    % COMMON
                                    SHARES                      SHARES
  NAME                              OWNED                       OWNED
  ----                              -----                       -----

  Carl R. Reynolds                11,000,000                     5.7%

  Charles M. LaLoggia             22,050,000                    11.5%


  All Officers & Directors
  & Principal Shareholders
  as a Group                      33,050,000                    17.2%


  ITEM 13 - CERTAIN RELATIONSHIPS TRANSACTIONS
  --------------------------------------------

See ITEM 1 - BUSINESS.

                     ITEM 14- EXHIBITS, FINANCIAL STATEMENT
                     --------------------------------------
                        SCHEDULES AND REPORTS ON FORM 8-K
                        ---------------------------------

(a)      The following documents are filed as part of this report:
                                                                     PAGE(S)
                                                                     -------

         1.   Financial Statement Schedules: For the years
              ended December 31, 1994, December 31, 1995,
              December 31, 1996 and December 31 1997 in
              accordance with Rule 5.04 of regulation S-X.             6-11

              All other schedules are omitted because they are not applicable or required Information is shown in financial statements or notes thereto.


        2.    EXHIBITS
              --------

              1. Articles of Organization, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).

              2. By-laws, as amended (incorporated by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).

              3. Agreement dated July 31, 1997 with Starr Securities, Inc. (incorporated by reference from Company's Form 1OQ for September 30, 1997).

              4. Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company's Form 1OQ for March 31, 1997).

              5. Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company's Form 1OQ for June 30, 1996).

        3. FINANCIAL STATEMENT SCHEDULES - The required schedules are filed herewith and incorporated by reference.

        4. FORM 8-K - Form 8-K with Agreements dated April 18, 1997 with Charles
M. LaLoggia, dated May 12, 1997 with Syracuse Productions, LLC, and dated June 16, 1997 with Colleen Tiffany was filed on June 16, 1997 with the S.E.C. and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEW SKY COMMUNICATIONS, INC.
                                                  (Registrant)

                                           By: /s/ Carl R. Reynolds
                                           --------------------------------

     April 28, 1998                                President
------------------------------             --------------------------------
         (Date)                                (Signature and Title)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities an don the date indicated.


/s/ Carl R. Reynolds
---------------------------------


Director
---------------------------------
(Signature and Title)

April 28, 1998
---------------------------------
(Date)