Form 10-Q
period 1998-03-31
NEW SKY COMMUNICATIONS INC
filed 1998-05-08
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     March 31, 1998
                                    --------------------------------------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                              --------------  -----------
Commission file number ----------------------------------
                          NEW SKY COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        16-1229730
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization                            number)

       720 Reynolds Arcade, 16 East Main Street, Rochester, New York 14614
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 454-5490
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                 No
    -------               -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                    No
    -------               -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 193,736,923 as of April 30, 1998.

                         PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements.                Item 2. Management's Discussion and
    Provide the information required             Analysis of Financial Condition
by Rule 10-01 of Regulation S-X                  and Results of Operations
(17CFR Part 210).                              Furnish the information required
                                             by Item 303 of Regulation S-K
                                             (ss.229.303 of this chapter).

                                      INDEX
                                   -----------

PART I -- FINANCIAL INFORMATION                                          PAGE(S)
-------------------------------                                          -------

Statement of Income (Loss)
         Three months ending 3/31/98 & 3/31/97                                 3

Consolidated Balance Sheet
         As of 3/31/98 & 12/31/97                                          4 & 5

Statement of Cash Flows
         Three months ended 3/31/98 & 3/31/97                                  6

Management's Discussion of Statement of
         Income and Financial Condition                                    7 & 8

PART II  -- OTHER INFORMATION & SIGNATURES                                 8 & 9
------------------------------------------

Financial Data Summary                                                        10

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)

                                                      For Three Months Ended
                                                 -------------------------------
                                                 March 31, 1998   March 31, 1997

Gross Film Receipts                                    $      0        $      0
     Less: Amortized Film Costs                        $      0        $      0
                                                       --------        --------
Net Film Receipts                                      $      0        $      0
                                                       --------        --------
General and Administrative Expenses                    $ 44,239        $  7,500
                                                       --------        --------
Income (Loss) Before Other Income
     and Related Expenses                              $(44,239)       $ (7,500)
                                                       --------        --------
Other Income (Loss)                                    $      0        $      0
                                                       --------        --------
Income (Loss)                                          $(44,239)       $ (7,500)
                                                       ========        ========
Net Per Common Share                                     NIL             NIL
                                                       ========        ========

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
                                  BALANCE SHEET
                  (As of March 31, 1998 and December 31, 1997)

                                     ASSETS
                                   -----------
                                                       March 31,    December 31,
                                                         1998           1997
                                                     (Unaudited)     (Audited)
                                                     -----------   -------------
Current Assets:
     Cash and Cash Items                              $        0      $       56
     Accounts Receivable:
         Trade Accounts                                        0               0
     Current Amortizable Portion
         of Film Inventory                                     0               0
                                                      ----------      ----------
Total Current Assets                                  $        0      $       56
                                                      ----------      ----------

Property and Equipment:
     Property and Equipment                                    0               0
     Film Inventory                                    1,253,166       1,250,660
                                                      ----------      ----------
     Total Property and Equipment                      1,253,166       1,250,660
         Less: Accumulated Depreciation                        0               0
                                                      ----------      ----------
Net Property and Equipment                             1,253,166       1,250,660
                                                      ----------      ----------
Other Assets                                                 400             400
                                                      ----------      ----------

TOTAL ASSETS                                          $1,253,566      $1,251,116
                                                      ==========      ==========

                          NEW SKY COMMUNICATIONS, INC.
               ---------------------------------------------------
                                  BALANCE SHEET
                   (As of March 31, 1998 and December 31, 1997
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,     December 31,
                                                        1998            1997
                                                     (Unaudited)      Audited)
                                                    -------------   ------------
Current Liabilities:
     Accounts Payable                                $   123,242    $   106,554
     Leases                                                2,068          2,068
     Accrued Expenses                                     39,016         39,016
                                                     -----------    -----------
Total Current Liabilities                            $   164,326    $   147,638
                                                     -----------    -----------

Stockholders' Equity:
     Common Stock $.0001 Par Value
         200,000,000 Shares Authorized
         193,736,923 Shares Issued and
              Outstanding (193,736,923 Shares
              on April 30, 1998)                     $    19,374    $    19,074
     Additional Paid-In Capital                        5,962,028      5,932,328
                                                     -----------    -----------
     Total Paid-In Capital                             5,981,402      5,951,402

Accumulated Deficit                                   (4,892,162)    (4,847,924)
                                                     -----------    -----------
Total Stockholders' Equity                             1,089,240      1,103,478
                                                     -----------    -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                            $ 1,253,566    $ 1,251,116
                                                     ===========    ===========

                          NEW SKY COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
              Three Months Ended March 31, 1998 and March 31, 1997

                                          Three Months Ended  Three Months Ended
                                            March 31, 1998      March 31, 1997
                                            --------------      --------------

Operating Activities:

     Net Income (Loss)                         $(44,239)           $ (7,500)
     Adjustments to reconcile
         Net Income and Net Cash:
           Depreciation and Amortization              0                   0
           (Increase) Decrease in Accounts
             Receivable                               0                   0
           (Increase) Decrease in Prepaid
             Expenses                                 0                   0
           Increase (Decrease) in Accounts
             Payable and Accrued Expenses        16,688              (2,500)
           Amortization of Film Costs            30,000                   0
                                               --------            --------
               New Cash Provided (Used)        $  2,449            $(10,000)
                                               --------            --------

Investing Activities:
     Additional Film Inventory                 $ (2,505)           $      0
                                               --------            --------
               Net Cash Provided (Used)        $ (2,505)           $      0
                                               --------            --------

Financing Activities:

               Net Cash Provided (Used)        $      0            $ 10,000
                                               --------            --------

Increase (Decrease In Cash
     and Cash Equivalents                      $    (56)           $      0
Cash and Cash Equivalents at
     Beginning of Period                             56               1,150
                                               --------             --------

         Cash and Cash Equivalents
              at End of Period                 $      0            $  1,150
                                               ========            ========
                                      - 6 -

                             STATEMENT OF MANAGEMENT
                             -----------------------

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three months then ended.

1(A) During the quarter, the Company and its Co-Producing partner, Syracuse Productions, LLC, completed post-production work on the feature film entitled "FREAK TALKS ABOUT SEX" (formerly "SYRACUSE MUSE"). The film has been screened for several potential distribution companies, but received no acceptable offers for distribution. The Co-Producers intend to do a slight re-edit of the film and seek to enter the film in the Toronto and/or New York film festivals in the Fall of 1998 and continue to screen the film for potential distributors.

        The Company and Owasco Entertainment, whose principals are the same as Syracuse Productions, LLC, have obtained an option to produce a feature film based upon a screenplay entitled "FACE VALUE" from the author, Lynne Adams. The two companies would co-produce the film and they are currently seeking production financing for the film and negotiating with so-called "A" list talent to appear in the film and an "A" list director to direct the film. The Co-Producers hope to commence principal photography on the film by the end of 1998.

        The Company issued 3,000,000 shares of its common stock to Frank LaLoggia pursuant to, and in completion of, an Agreement dated July 2, 1996. The stock has been registered with the S.E.C. on Form S-8 dated February 2, 1998. A copy of the Agreement was annexed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996.

        The Company entered into a distribution agreement for a so-called "Director's Cut" of its feature film "LADY IN WHITE" which was released on DVD format during the first quarter of 1998.

        The Company continues to carry its investments in feature films as an asset of the Company under Film Inventory, amortizing these costs when funds are received on the various film investments and at other times management believes a write-down of the unamortized costs is appropriate.

        The Company has title to and/or interests in the following feature film properties, which are in development or completed: "FREAK TALKS ABOUT SEX," "FACE VALUE," "THE GIANT" and "THE GODMOTHER." The Company has released two feature films: "FEAR NO EVIL" and "LADY IN WHITE." The Company was also an investor, in 1989, in a feature film entitled "GRAVE SECRETS," produced by Planet Productions, Inc.

        The Company has not filed Federal or New York State tax returns for the years 1992, 1993 and 1994 and has not paid any tax due for those years nor for 1995, 1996 or 1997 because of lack of funds for the preparation of the returns and the payment of tax. The Company believes no Federal tax would be due to the Company's continuing losses. However, the Company believes it owes New York State tax based upon capital and has been accruing estimated amounts for such tax since 1992.

1(B)    Financial Condition --

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

                                     PART II
                                     -------

                        Other Information and Signatures

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------

Item 1.       Legal Proceedings -- None.

Item 2.       Change in Security  -- None.

Item 3.       Defaults upon Senior Securities -- None.

Item 4.       Submission of matters to a vote of securities holders -- None.

Item 5.       Other information -- None.



                                                        SIGNATURES
                                                      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NEW SKY COMMUNICATIONS, INC.


Date: May 10, 1998                                  /s/ Carl R. Reynolds
                                                    ----------------------------
                                                    Carl R. Reynolds
                                                    President/Treasurer/
                                                    Chief Financial Officer

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
                             FINANCIAL DATA SUMMARY