Form 10-Q
period 1998-06-30
NEW SKY COMMUNICATIONS INC
filed 1998-08-17
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number

                             NEW SKY COMMUNICATIONS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                              16-1229730
 ------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

      731 POWERS BUILDING, 16 WEST MAIN STREET, ROCHESTER, NEW YORK 14614
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 454-5490
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes ______X________                  No ______________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _________________               No ____________________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 193,736,923 as of July 31, 1998.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.            Item 2. Management's Discussion and
     Provide the information required         Analysis of Financial Condition
by Rule 10-01 of Regulation S-X               and Results of Operations.
(17CFR Part 210).                          Furnish the information required by
                                         Item 303 of Regulation S-K
                                         (sec.229.303 of this
                                         chapter).

                                     INDEX
                                     -----

PART I -- FINANCIAL INFORMATION                                          PAGE(S)
-------------------------------                                          -------

Statement of Income (Loss)
     Six months ending 6/30/98 & 6/30/97                                   3

Consolidated Balance Sheet
     As of 6/30/98 & 12/31/97                                            4 & 5

Statement of Cash Flows
     Six months ended 6/30/98 & 6/30/97                                    6

Management's Discussion of Statement of
     Income and Financial Condition                                      7 & 8

PART II -- OTHER INFORMATION & SIGNATURES                                8 & 9

Financial Data Summary                                                     10

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------

                           STATEMENT OF INCOME (LOSS)
                                  (UNAUDITED)

                                      FOR SIX MONTHS ENDED   FOR THREE MONTHS ENDED
                                      --------------------   ----------------------

                                      JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                       1998        1997         1998       1997
                                      --------------------   ----------------------

Gross Film Receipts                   $      0    $  5,946    $      0    $  5,946
   Less: Amortized Film Costs         $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------
Net Film Receipts                     $      0    $  5,946    $      0    $  5,946
                                      --------    --------    --------    --------
General and Administrative Expenses   $ 52,879    $ 13,500    $  8,641    $  6,000
                                      --------    --------    --------    --------
Income (Loss) Before Other Income
    and Related Expenses              $(52,879)   $ (7,554)   $ (8,641)   $    (54)
                                      --------    --------    --------    --------
Other Income (Loss)                   $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------
Income (Loss)                         $(52,879)   $ (7,554)   $ (8,641)   $    (54)
                                      ========    ========    ========    ========

Net Per Common Share                     NIL         NIL         NIL         NIL
                                      ========    ========    ========    ========

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------

                                  BALANCE SHEET
                   (As of June 30, 1998 and December 31, 1997)


                                     ASSETS
                                     ------

                                                    JUNE 30,       DECEMBER 31,
                                                       1998           1997
                                                   (UNAUDITED)      (AUDITED)
                                                   -----------    ------------

Current Assets:
   Cash and Cash Items                               $        0       $       56
   Accounts Receivable:
     Trade Accounts                                           0                0
   Current Amortizable Portion
     of Film Inventory                                        0                0
                                                     ----------       ----------
Total Current Assets                                 $        0       $       56
                                                     ----------       ----------

Property and Equipment:
   Property and Equipment                                     0                0
   Film Inventory                                     1,253,166        1,250,660
                                                     ----------       ----------
   Total Property and Equipment                       1,253,166        1,250,660
     Less: Accumulated Depreciation                           0                0
                                                     ----------       ----------
Net Property and Equipment                            1,253,166        1,250,660
                                                     ----------       ----------
Other Assets                                                400              400
                                                     ----------       ----------

TOTAL ASSETS                                         $1,253,566       $1,251,116
                                                     ==========       ==========

                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------

                                  BALANCE SHEET
                   (As of June 30, 1998 and December 31, 1997)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     JUNE 30,       DECEMBER 31,
                                                       1998           1997
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------     ------------

Current Liabilities:
   Accounts Payable                              $   131,883         $    106,554
   Leases                                              2,068               2,068
   Accrued Expenses                                   39,016              39,016
                                                 ----------          -----------
Total Current Liabilities                        $   172,967         $   147,638
                                                 ----------          -----------

Stockholders' Equity:
   Common Stock $.0001 Par Value
   200,000,000 Shares Authorized
   193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on July 31, 1998)                           $    19,374         $    19,074
   Additional Paid-In Capital                      5,962,028           5,932,328
                                                  ----------         -----------
   Total Paid-In Capital                           5,981,402           5,951,402
Accumulated Deficit                               (4,900,803)         (4,847,924)
                                                 -----------         -----------
Total Stockholders' Equity                         1,080,599           1,103,478
                                                 -----------         -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                        $ 1,253,566         $ 1,251,116
                                                 ===========         ===========


                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------

                                  STATEMENT OF CASH FLOWS
                  Six Months Ended June 30, 1998 and June 30, 1997



                                               SIX MONTHS ENDED SIX MONTHS ENDED
                                                JUNE 30, 1998    JUNE 30, 1997
                                                -------------    -------------

Operating Activities:
   Net Income (Loss)                                $ (52,879)        $ ( 7,554)
   Adjustments to reconcile
     Net Income and Net Cash:
          Depreciation and Amortization                     0                 0
          (Increase) Decrease in Accounts
           Receivable                                       0                 0
          (Increase) Decrease in Prepaid
           Expenses                                         0                 0
          Increase (Decrease) in Accounts
           Payable and Accrued Expenses                25,328            (2,446)
     Amortization of Film Costs                        30,000                 0
                                                    ----------        ----------
               Net Cash Provided (Used)             $   2,449         $ (10,000)
                                                    ----------        ----------

Investing Activities:
   Additional Film Inventory                        $  (2,505)                0
                                                    ----------        ----------
              Net Cash Provided (Used)              $  (2,505)                0
                                                    ----------        ----------
Financing Activities:
               Net Cash Provided (Used)             $       0         $  10,000
                                                    ----------        ----------
     Increase (Decrease) In Cash
          and Cash Equivalents                      $     (56)        $       0
     Cash and Cash Equivalents at
          Beginning of Period                              56             1,150
                                                    ----------        ----------

               Cash and Cash Equivalents
                 at End of Period                   $       0         $   1,150
                                                    ==========        ==========



                            STATEMENT OF MANAGEMENT
                            -----------------------

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows for the six months then ended.

1(A) During the quarter, the Company and its Co-Producing partner, Syracuse Productions, LLC, undertook a slight re-edit of and continued post-production work on the feature film entitled "FREAK TALKS ABOUT SEX" (formerly "SYRACUSE MUSE"). The producers are considering various options for marketing the film to potential distributors, including direct marketing to distributors and various film festivals.

         The Company and Owasco Entertainment, whose principals are the same as Syracuse Productions, LLC, have an option to produce a feature film based upon a screenplay entitled "FACE VALUE" from the author, Lynne Adams. The two companies will co-produce the film and they are currently negotiating with companies for production financing and negotiating with so-called "A" list talent to appear in the film and an "A" list director to direct the film. The Co-Producers hope to commence principal photography of the film in early 1999.

         The Company and Owasco Entertainment have obtained an option on the novel THE HELL CANDIDATE by Graham Masterton, a prolific British horror novelist. The companies are negotiating with an "A" list screen writer to adapt the novel into a screenplay and are seeking financing and/or development financing from major studios. The Producers anticipate that a film based on the novel will be a "large" budget film.

         The Company entered into a distribution agreement for a so-called "Director's Cut" of its feature film "LADY IN WHITE" which was released on DVD format during the first quarter of 1998.

         The Company continues to carry its investments in feature films as an asset of the Company under Film Inventory, amortizing these costs when funds are received on the various write-down of the unamortized costs is appropriate.

         The Company has title to and/or interests in the following feature film properties, which are in development or completed: "FREAK TALKS ABOUT SEX," "FACE VALUE," THE HELL CANDIDATE, " "THE GIANT" and "THE GODMOTHER." The Company has released two feature films: "FEAR NO EVIL" and "LADY IN WHITE." The Company was also an investor, in 1989, in a feature film entitled "GRAVE SECRETS," produced by Planet Productions, Inc.

         The Company received no revenues on account of film distribution royalties in the second quarter.

         Management believes that the company has no material risk or costs associated with the Year 2000 problem. The Company cannot assess the risk of third-party vendors or licensees of films already in release, but the Year 2000 problem could affect the accounting of any licensees to the Company for royalties due. The Company does intend to inquire of any potential future licensees or distributors regarding their Year 2000 compliance as part of the negotiations for any licensing, royalty or distribution agreement.

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

Item 5.   Other information -- None.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    NEW SKY COMMUNICATIONS, INC.




Date: August 17, 1998                              -----------------------------
      ---------------                              Carl R. Reynolds   President/
                                                                      Treasurer/
                                                         Chief Financial Officer