Form 10-Q
period 1998-09-30
NEW SKY COMMUNICATIONS INC
filed 1998-11-10
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended___________SEPTEMBER  30, 1998____________________
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from_________________ to _____________________________
Commission file number__________________________________________________________

                          NEW SKY COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                  16-1229730
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)                       Number)

       731 POWERS BUILDING, 16 WEST MAIN STREET, ROCHESTER, NEW YORK 14614
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 454-5490
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes______X_______     No_____________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes______________ No_______________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 193,736,923 as of November 1, 1998

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.                Item 2. Management's Discussion and
    Provide the information required             Analysis of Financial Condition
by Rule 10-01 of Regulation S-X                  and Results of Operations.
(17CFR Part 210).                                Item 303 of Regulation S-K
                                                 (Sec. 229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Statement of Income (Loss)
  Nine months ending 9/30/98 & 9/30/97                                      3

Consolidated Balance Sheet
  As of 9/30/98 & 12/31/97                                               4 & 5

Statement of Cash Flows
  Nine months ended 9/30/98 & 9/30/97                                      6

Management's Discussion of Statement of
  Income and Financial Condition                                         7 & 8

PART II - OTHER INFORMATION & SIGNATURES                                   9

Financial Data
Summary                                                                    10

                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)


                                                         FOR NINE MONTHS ENDED               FOR THREE MONTHS ENDED
                                                         ---------------------               ----------------------

                                                     September 30,    September 30,      September 30,   September 30,
                                                         1998             1997               1998            1997

Gross Film Receipts                                    $      0        $ 25,946           $      0        $ 20,000
  Less: Amortized Film Costs                           $      0        $      0           $      0        $      0
                                                       --------        --------           --------        --------

Net Film Receipts                                      $      0        $ 25,946           $      0        $ 20,000
                                                       --------        --------           --------        --------

General and Administrative Expenses                    $ 60,637        $ 45,695           $  7,758        $ 32,195
                                                       --------        --------           --------        --------

Income (Loss) Before Other Income
  and Related Expenses                                 $(60,637)       $(19,749)          $ (7,758)       $(12,195)
                                                       --------        --------           --------        --------

Other Income (Loss)                                    $      0        $      0           $      0        $      0
                                                       --------        --------           --------        --------

Income (Loss)                                          $(60,637)       $(19,749)          $ (7,758)       $(12,195)
                                                       ========        ========           ========        ========


Net Per Common Share                                     NIL             NIL                NIL              NIL
                                                       ========        ========           ========        ========

                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 1998 and December 31, 1997)



                                     ASSETS

                                          SEPTEMBER 30,           DECEMBER 31,
                                             1998                     1997
                                          (UNAUDITED)               (AUDITED)
                                          -----------               ---------


Current Assets:
  Cash and Cash Items                       $        0                $     56
  Accounts Receivable:
    Trade Accounts                                   0                       0
  Current Amortizable Portion
    of Film Inventory                                0                       0
                                            ----------                ---------
Total Current Assets                        $        0                $     56
                                            ----------                ---------

Fixed Assets:
Property and Equipment:
  Property and Equipment                             0                       0
  Film Inventory                             1,253,166               1,250,660
                                            ----------               ---------
  Total Property and Equipment               1,253,166               1,250,660
    Less: Accumulated Depreciation                   0                       0
                                            ----------               ---------


Net Property and Equipment                   1,253,166               1,250,660
                                            ----------               ---------

Other Assets                                       400                    400



TOTAL ASSETS                                $1,253,566              $1,251,116
                                            ==========              ==========


                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 1998 and December 31, 1997)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                      1998              1997
                                                   (UNAUDITED)        (AUDITED)
                                                   -----------        ---------

Current Liabilities:
  Accounts Payable                                 $   142,640      $   106,554
  Leases                                                 2,068            2,068
  Accrued Expenses                                      39,016           39,016
                                                   -----------      -----------
Total Current Liabilities                          $   183,724      $   147,638
                                                   -----------      -----------

Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Share  s Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on October 31, 1998)                          $    19,374           19,074
  Additional Paid-In Capital                         5,962,028        5,932,328
                                                   -----------      -----------
  Total Paid-In Capital                              5,981,402        5,951,402

Accumulated Deficit                                 (4,911,560)      (4,847,924)
                                                   -----------      -----------
Total Stockholders' Equity                           1,069,842        1,103,478
                                                   -----------      -----------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $ 1,253,566      $ 1,251,116
                                                   ===========      ===========

                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
           Nine Months Ended September 30, 1998 and September 30, 1997


                                       NINE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                      ------------------     ------------------
Operating Activities:

  Net Income (Loss)                           $(60,637)             $(19,749)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                   0                     0
     (Increase)Decrease in Accounts
      Receivable                                     0                     0
     (Increase)Decrease in Prepaid
      Expenses                                       0                     0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses              36,086                24,485
     Amortization of Film Costs                 30,000                     0
                                              --------              --------
         Net Cash Provided (Used)             $  5,449              $  4,736
                                              --------              --------

Investing Activities:
  Additional Film Inventory                   $ (5,505)             $ (5,000)
                                              --------              --------

         Net Cash Provided (Used)             $ (5,505)             $ (5,000)
                                              --------              --------

Financing Activities:

         Net Cash Provided (Used)             $      0              $      0
                                              --------              --------


  Increase (Decrease) In Cash
    and Cash Equivalents                      $    (56)             $   (264)
  Cash and Cash Equivalents at
    Beginning of Period                       $     56              $  1,150
                                              --------              --------
      Cash and Cash Equivalents
       at End of Period                       $      0              $    886
                                              ========              ========

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the nine months then ended.

1(A)
       During the quarter, the Company and it's Co-Producing partner, Syracuse Productions, LLC, completed editing of and post-production work on the feature film entitled "FREAK TALKS ABOUT SEX" (formerly "SYRACUSE MUSE"). The producers are pursuing various methods of marketing of the film to potential distributors, including submission of the film for acceptance into the 1999 Sundance Film Festival.

       The Company and Owasco Entertainment, whose principals are the same as Syracuse Productions, LLC, have an option to produce a feature film based upon a screenplay entitled "FACE FACTS" from the author, Lynne Adams. The two Companies will co-produce the film. The Companies have entered into an option agreement with Winchester Entertainment, PLC to provide part, or all, of the production financing for the film. Winchester has currently engaged two screen writers to revise the script. The companies are also negotiating with so-called "A" list talent to appear in the film and an "A" list director to direct the film. The Co-Producers hope to commence principal photography on the film in early 1999.

       The Company and Owasco Entertainment have obtained an option on the novel THE HELL CANDIDATE by Graham Masterton, a prolific British horror novelist. The Companies have engaged a screen writer who has produced an initial draft of a screenplay. It is currently being revised. The Companies are also seeking production and/or development financing for the film project from major studios. The Producers anticipate that a film based upon the novel will be a "large" budget film.

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

       The Company has title to and/or interests in the following feature film properties, which are in development or completed: "FREAK TALKS ABOUT SEX", "FACE FACTS", THE HELL CANDIDATE, "THE GIANT" and "THE GODMOTHER". The Company has released two feature films: "FEAR NO EVIL" and "LADY IN WHITE". The Company was also an investor, in 1989, in a feature film entitled "GRAVE SECRETS", produced by Planet Productions, Inc.

       The Company received no revenues in the third quarter.

       Management believes that the Company has no material risk or costs associated with the Year 2000 problem. The Company cannot assess the risk of third-party vendors or licensees of films already in release, but the Year 2000 problem could affect the accounting of any licensees to the Company for royalties. The Company does intend to inquire of any potential future licensees regarding their Year 2000 compliance as part of the negotiations for any licensing or royalty agreement.

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

                                     PART II

                        Other Information and Signatures


                          NEW SKY COMMUNICATIONS, INC.

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



                                                    NEW SKY COMMUNICATIONS, INC.




Date: November 10, 1998.                     /S/ CARL R. REYNOLDS
                                                 -----------------
                                                 Carl R. Reynolds
                                                 President/
                                                 Treasurer/
                                                 Chief Financial Officer