Form 10-K
period 1998-12-31
NEW SKY COMMUNICATIONS INC
filed 1999-03-30
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                         Commission File Number 0-14621


                          NEW SKY COMMUNICATIONS, INC.
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter

     NEW YORK                                                  16-1229730
----------------------                                   ---------------------
State of Incorporation                                      I.R.S. Employer
                                                         Identification Number

                               731 POWERS BUILDING
                               16 WEST MAIN STREET
                            ROCHESTER, NEW YORK 14614
                   ------------------------------------------
                   Address of principal and executive offices


                                 (716) 454-5490
                          -----------------------------
                          Registrant's telephone number

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         REGISTERED ON
-------------------                                     ------------------------
  Common Stock                                          National Daily Quotation
                                                            Listing Service

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998 ................................$3,154,720.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1998.................................193,736,923

                                     PART 1

                                ITEM 1 - BUSINESS

New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX" (originally "SYRACUSE MUSE"). The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. The Company may not disclose the budget or cost of the film for proprietary reasons, but the film qualifies as a "low-budget" film. Principal photography of the film was completed in 1997 and at year-end 1998 the film was being edited and mixed. The film is now completed and has been submitted for entrance into the Seattle International Film Festival. A decision on selection of the film for the festival should be made in mid-April of 1999. The Joint Venture Agreement has been previously filed as an Exhibit in an earlier Form 10Q for the Company and the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000, under "Film Inventory" on the Balance Sheet.

The Company is also participating in the development of other film properties with the principals of Syracuse Productions, LLC, including "FACE FACTS" and "THE HELL CANDIDATE." As of year-end, the parties were pursuing development of a satisfactory screenplay for each film.

In fiscal 1998, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called "Director's Cut" of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in 1998. The Company carries its direct film costs as an asset on the Balance Sheet under "Film Inventory". (See Note 2 to financial statements). In 1991, the Company accelerated its amortization of the costs of the film to the rate of $600,000 per year to arrive at a target of $500,000 in Film Inventory for the film by 1993. In 1998 the Company amortized none of the film's costs, leaving $200,000 in Film Inventory for the film.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "RESPECT YOUR GODFATHER". At year-end the accumulated development cost of the film was capitalized at $26,772.

The Company continued to develop and seek financing for its feature film, tentatively entitled "THE GIANT", in 1998. At year-end the accumulated development cost was $750,000.

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company receives a priority repayment of its investment and has the personal guarantee of the producer of the film. The Company anticipates receiving the return of its investment, but does not anticipate realizing any profit on the film. During 1998, the Company received no proceeds from the film's producer, keeping the Company's investment to $108,610 at year-end.

The Company also issued 10,000,000 common shares of the Company in 1997, with restrictive legend, to Carl R. Reynolds, the President and Chairman to compensate him for failing to receive regular compensation for over three years.

The Company also issued 3,000,000 shares of common stock to Colleen Tiffany in 1997 for financial public relations services to be rendered to the Company. Ms. Tiffany is associated with the President, Carl R. Reynolds, in a financial public relations company, Logan Consulting Group, Inc. However, the shares were issued to Ms. Tiffany personally and Mr. Reynolds will receive no benefit or share in the proceeds of the sale of any stock by Ms. Tiffany. The Company also issued 4,000,000 common shares of the Company to Starr Securities, Inc. in 1997 for investment banking services to be rendered to the Company. Both issuances of shares were registered under an S-8 registration with the S.E.C. and are, therefore, immediately free trading. The agreements with Ms. Tiffany and Starr Securities were attached as Exhibits in 10Q's filed by the Company during 1997.

The Company has filed corporate income tax returns, federal and New York State, for the years ended December 31, 1998, 1997, 1996 and 1995 but has not filed for years ending December 31, 1992, 1993 and 1994. It has not paid any tax due for any of these years. Although the Company believes there is no federal tax liability for those years, due to its continuing losses, there is tax liability to the State of New York. The Company has not paid those taxes for lack of funds. The Company reports the expected tax liability as an "Accrued Expense".

The Company believes it has no material Year 2000 risk or costs as the Company's records are not computerized. The Company cannot assess the potential risk of the Y2K problem on its third party vendors and licensees of its films already in release but the Y2K problem may affect the accounting of such parties to the Company for royalties. The Company does intend to inquire of any potential future licensees of their Y2K compliance as part of any negotiations for a grant of rights. As the Company has no Y2K risk, it has developed no contingency plans.

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing funds to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (US and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring "the world", or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitability of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, Carl R. Reynolds, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and talent.

                               ITEM 2 - PROPERTIES

The Company currently rents no office space, but is provided office space by it's President in his law office at no charge to the Company at the current time.

                           ITEM 3 - LEGAL PROCEEDINGS

The Company was unable to pay the final several months of rent on the premises it leased at One West Main Street and the landlord has taken a judgment against the Company in the Supreme Court of the State of New York on February 24, 1993 in the amount of $16,383.

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

The Company lacked sufficient funds to hold a shareholders' meeting in 1998. Therefore, no matters were submitted to the shareholders for a vote.


                                     PART II

                 ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

Effective October 25, 1989, the Company's stock was deleted from NASDAQ listing. Since that date, the Company's stock trading has been reported on the National Daily Quotation Listing Service, or "bulletin board".

                                                HIGH BID          LOW BID
                                                --------          -------
First Quarter 1998                             $    .018         $    .005
Second Quarter 1998                            $    .017         $    .006
Third Quarter 1998                             $    .043         $    .006
Fourth Quarter 1998                            $    .035         $    .016

The approximate number of shareholders of common stock is 4,500 as of December 31, 1998.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX" (originally "SYRACUSE MUSE"). The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. The Joint Venture Agreement has been previously filed as an Exhibit in an earlier 10Q for the Company. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 unregistered common shares of stock in the Company, to Charles M. LaLoggia on April 13, 1997 in exchange for his rights as Executive Producer in the film.

The Company also issued 10,000,000 unregistered common shares of the Company on March 13, 1997 to Carl R. Reynolds, the President and Chairman, to compensate him for failing to receive regular compensation for over three years.

The Company also issued 3,000,000 shares of common stock in 1997 to Colleen Tiffany for financial public relations services to be rendered to the Company. Ms. Tiffany is associated with the President, Carl R. Reynolds, in a financial public relations company, Logan Consulting Group, Inc. However, the shares were issued to Ms. Tiffany personally and Mr. Reynolds will receive no benefit or share in the proceeds of the sale of any stock by Ms. Tiffany. The Company also issued 4,000,000 common shares of the Company to Starr Securities, Inc. in 1997 for investment banking services to be rendered to the Company. Both of the issuances of these shares were registered under an S-8 registration with the S.E.C. and are, therefore, immediately free trading. The agreements with Ms. Tiffany and Starr Securities were attached as Exhibits in 10Q's filed by the Company during 1997.

The Company has never paid a dividend on its common stock.

                         ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information of New Sky Communications, Inc. for each of the five years ended December 31, 1998, 1997, 1996, 1995 and 1994. This table should be read in conjunction with other financial information of New Sky Communications, Inc., including "Management's Discussion and Analysis" and financial statements included elsewhere herein.


                            YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------
                             1998         1997          1996          1995          1994
                           -------     ---------     ---------     ---------     ---------
Net Sales                  $     0     $  25,946     $  13,729     $  16,860     $     334
Income (loss) from
continuing operations      (71,337)     (454,562)     (157,416)     (138,734)      (47,367)

Income (loss) from
continuing operations
per share (A)                  NIL           NIL           NIL           NIL           NIL

Cash Dividends                NONE          NONE          NONE          NONE          NONE

Net working capital       (197,425)     (147,582)     (142,225)     (125,265)     (106,631)

Total assets             1,259,566     1,251,116     1,508,415     1,647,821     1,767,821

Long-term debt                   0             0             0             0             0

Note A: Amounts are not presented as such amounts were less than $ .01 per share.

                  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

During the year, the Company received no distribution royalties for "LADY IN WHITE".

During 1998, the Company received no funds from Planet Productions, Inc. from receipts on the film "GRAVE SECRETS".

The Company received no funds from its profit participation in the feature film "FREAK TALKS ABOUT SEX" during 1998.

The Company has no liquidity or capital resources and is dependent on revenue streams from previously released films, the recently completed co-production of "FREAK TALKS ABOUT SEX" and future productions, if any, to provide liquidity and capital.

The variability in Costs and Expenses Applicable to Sales & Revenue and resultant variability in Net Loss on the Income Statements in 1998, 1997 and 1996 is due to variations in writedowns of Film Inventory. See Item 1. Business.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following documents are filed as part of this report:

    1.   Financial Statements:

        Statements of Income - Year ended December 31, 1995, December 31, 1996, December 31, 1997 and December 31, 1998.

        Statement of Stockholders Equity - December 31, 1995, December 31, 1996, December 31, 1997 and December 31, 1998.

        Statement of Cash Flows - Years ended December 31, 1995, December 31, 1996, December 31, 1997 and December 31, 1998.

        Notes to Financial Statements

        Balance Sheet - December 31, 1995, December 31, 1996, December 31, 1997 and December 31, 1998.

                               MICHAEL F. CRONIN
                          CERTIFIED PUBLIC ACCOUNTANT
                             1574 EAGLE NEST CIRCLE
                            WINTER SPRINGS, FL 32708
                                  407-977-9057


Shareholders
New Sky Communications, Inc.
Rochester, New York

I have audited the accompanying balance sheet of New Sky Communications, Inc. as of December 31, 1998, 1997, 1996 and 1995 and the related statements of income stockholders' equity and cash flows for the years and then ended. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sky Communications, Inc. as of December 31, 1998, 1997, 1996 and 1995 and the results of its operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


March 21,1999



s/s MICHAEL F. CRONIN
----------------------------------
Michael F. Cronin
Certified Public Accountant

                          NEW SKY COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                         DECEMBER 31,    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                            1998            1997              1996          1995
                                         ------------    ------------     ------------   ------------

CURRENT ASSETS:
Cash and Cash Equivalents                  $         0    $        56    $     1,150    $         0
Accounts Receivable
         Trade                                       0              0              0              0
Prepaid Expenses                                     0              0              0              0
                                           -----------    -----------    -----------    -----------
         Total Current Assets                        0             56          1,150              0

FILM INVENTORY (NOTE 1)                      1,259,166      1,250,660      1,506,865      1,591,865

OTHER ASSETS                                       400            400            400         55,956

Total Assets                               $ 1,259,566    $ 1,251,116    $ 1,508,415    $ 1,647,821
                                           -----------    -----------    -----------    -----------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

CURRENT LIABILITIES:
Accounts Payable                           $   154,340    $   106,554    $    94,291    $    88,781
Other Current Liabilities                       43,085         41,084         49,084         36,584
                                           -----------    -----------    -----------    -----------
         Total Current Liabilities             197,425        147,638        143,375        125,365

STOCKHOLDERS' EQUITY
Common Stock                                 5,981,402      5,951,402      5,756,402      5,756,402
Accumulated Deficit                         (4,919,261)    (4,847,924)    (4,391,362)    (4,233,946)
                                           -----------    -----------    -----------    -----------
         Total Stockholders' Equity          1,062,141      1,103,478      1,365,040      1,522,456

Total Liabilities & Stockholders' Equity   $ 1,259,566    $ 1,251,116    $ 1,508,415    $ 1,647,821
                                           ===========    ===========    ===========    ===========


                       See Notes to Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                            STATEMENT OF OPERATIONS


                                                            FISCAL YEARS ENDED
                                            ----------------------------------------------------

                                            DECEMBER 31,  DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                               1998           1997         1996        1995
                                            ------------  ------------ ------------ ------------

Net Sales                                    $       0    $  25,946    $  13,729    $  16,860
Costs and Expenses Applicable
     to Sales & Revenue (Note 1)                30,000      426,482       85,000      120,000
                                             ---------    ---------    ---------    ---------
Gross Profit (Loss)                            (30,000)    (400,536)     (71,271)    (103,140)

Selling, General & Administrative Expenses      39,337       54,026       28,089       30,594
                                             ---------    ---------    ---------    ---------

Income From Operations                         (69,337)    (454,562)     (99,360)    (133,734)

Other Expense-Write Down
     Carrying Value of Investments                   0            0       55,556            0
                                             ---------    ---------    ---------    ---------

Income (Loss) Before Income Taxes              (69,337)    (454,456)    (154,916)    (133,734)

Income Taxes (Note A)                            2,000        2,000        2,500        5,000
                                             ---------    ---------    ---------    ---------

Net Income (Loss)                            $ (71,337)   $(456,562)   $(157,416)   $(138,734)
                                             =========    =========    =========    =========
Per Share Amounts                                  NIL          NIL          NIL          NIL



                       See Notes to Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS



                                                                              FISCAL YEARS ENDED
                                                            ----------------------------------------------------

                                                            DECEMBER 31,  DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998           1997         1996        1995
                                                            ------------  ------------ ------------ ------------

OPERATING ACTIVITIES:
         Net Income (Loss)                                    $ (71,337)   $(456,562)   $(157,416)   $(138,734)
         Adjustments to  Reconcile Net Income
               (Loss) to Cash Provided
         (Consumed) by Operating Activities:
                Non-Cash Valuation Adjustment                         0            0       55,556            0
                Non-Cash Operating Expenses                           0       25,000            0            0
         Changes in Operating Assets and Liabilities:
         (Increase) Decrease in Accounts & Notes Receivable           0            0            0            0
         Amortization of Film Inventory Costs                    30,000      426,205       85,000      120,000
         Increase (Decrease) in Accounts
               Payable & Accrued Expenses                        41,281        4,263        8,010       18,734
                                                              ---------    ---------    ---------    ---------

Net Cash Provided (Consumed)
     by Operating Activities                                        (56)      (1,094)      (8,850)           0

INVESTING ACTIVITIES:
         Reimbursement Received on
          Investment in Film Inventory                                0            0        5,000            0
                                                              ---------    ---------    ---------    ---------

Net Cash Used in Investing Activities                                 0            0        5,000            0

FINANCING ACTIVITIES:
         Proceeds of Loan                                             0            0       10,000            0
                                                              ---------    ---------    ---------    ---------

Net Cash Provided (Used)
     by Financing Activities                                          0            0       10,000            0

Net Change in Cash                                                  (56)      (1,094)       1,150            0
Cash & Cash Equivalents
     at the Beginning of Period                                      56        1,150            0            0
                                                              ---------    ---------    ---------    ---------

CASH & CASH EQUIVALENTS AT
     THE END OF PERIOD                                        $       0    $      56    $   1,150    $       0
                                                              =========    =========    =========    =========

Other Non-Cash Transactions:
Issuance of Common Stock for Services                         $  30,000    $ 195,000



                       See Notes to Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                       ACCUMULATED
                                          COMMON STOCK                  DEFICIT
                           ------------------------------------------  -----------
                                                          CAPITAL IN
                                                            EXCESS
                           NUMBER OF SHARES  PAR VALUE   OF PAR VALUE
                           ----------------  ---------   ------------



December 31, 1992            142,736,923   $    14,274   $ 5,742,128   $(3,201,050)
Net Loss December 31, 1993                                              (  846,795)
                             -----------   -----------   -----------   -----------

December 31, 1993            142,736,923        14,274     5,742,128    (4,047,845)
Net Loss December 31, 1994                                              (   47,367)
                             -----------   -----------   -----------   -----------

December 31, 1994            142,736,923        14,274     5,742,128    (4,095,212)
Net Loss December 31, 1995                                              (  138,734)
                             -----------   -----------   -----------   -----------

December 31, 1995            142,736,923        14,274     5,742,128    (4,233,946)
Net Loss December 31, 1996                                              (  157,416)
                             -----------   -----------   -----------   -----------

December 31, 1996            142,736,923        14,274     5,742,128    (4,391,362)

Shares Issued For Services    48,000,000         4,800       190,200
Net Loss December 31, 1997                                              (  456,562)
                             -----------   -----------   -----------   -----------

Balance December 31, 1997    190,736,923        19,074     5,932,328    (4,847,924)

Shares Issued For Services     3,000,000            30        29,970
Net Loss December 31, 1998                                              (   71,337)
                             -----------   -----------   -----------   -----------

Balance December 31, 1998    193,736,923        19,104     5,962,298   $(4,919,261)
                             ===========   ===========   ===========   ===========




                       See Notes To Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               DECEMBER 31, 1998

USE OF ESTIMATES
----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH & CASH EQUIVALENTS
-----------------------
         For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

PROPERTY & EQUIPMENT
--------------------
         Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally 10 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

REVENUE RECOGNITION
-------------------
         Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed.

STOCK BASED COMPENSATION
------------------------
         Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25 but has made the required SFAS 123 pro forma disclosures in accordance with SFAS 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
         Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 1998. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

                          NEW SKY COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS:
New Sky Communications, Inc. writes and produces motion pictures for domestic and foreign theater and video distribution. It currently has five motion pictures at various stages of the production and distribution process.

1. REVENUE AND EXPENSE RECOGNITION: Revenue is recognized when earned rather than when received. Expenses are charged to operations as incurred.

2. PROPERTY & EQUIPMENT are recorded on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for renewals and betterments are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Film production costs are capitalized as film cost inventory and have been amortized using the individual-film-forecast-computation method over the licensing period. Film inventory consists of the following:

                                 DEC. 31,     DEC. 31,    DEC. 31,      DEC. 31,
                                   1998        1997        1996          1995
                               ----------   ----------   ----------   ----------
Films Released                 $  308,631   $  308,611   $  408,611   $  524,214
Films in Process                  917,763      915,277    1,029,712    1,029,712
Story Rights & Scenarios           32,772       26,772       68,542       37,939
                               ----------   ----------   ----------   ----------
Total Film Inventory           $1,259,166   $1,250,660   $1,506,865   $1,591,865
                               ==========   ==========   ==========   ==========

B. INCOME TAXES.

The Corporation has $4,807,330 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2013. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefits.

                          NEW SKY COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER COMMON SHARE
-------------------------
         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is antidilutive.

INCOME TAXES
------------
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

IMPAIRMENT OF LONG LIVED ASSETS
-------------------------------
         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long lived assets used in operations and goodwill when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the asset.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
         Effective for periods beginning after December 15, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about segment of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating statements in interim financial statements issued to the public. The Company has not determined the impact adoption of these new accounting standards will have on its future financial statements and disclosures.

                      ITEM 9 - DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.


                                    PART III

            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of the Directors and Executive Officers of the Company are as follows:

    Name                       Age                      Position

Carl R. Reynolds               51               Chairman of the Board
100 Caversham Woods                                   President
Pittsford, NY 14534                            Chief Financial Officer



History of Officers and Directors:

Carl R. Reynolds: Chairman of the Board, President and Director of the Company. Mr. Reynolds is an attorney and an accountant. He is a Director of FNB Rochester Corp. and First National Bank of Rochester, Inc. He has been a Director and officer of the Company since inception.

All Directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The executive officers of the Company are elected by the Board of Directors and hold office at the will of the Board. The Company has not held an annual meeting since 1989 due to lack of funds to hold such a meeting.

The Company presently has no Executive Committee or Audit Committee.

                        ITEM 11 - EXECUTIVE COMPENSATION

The executives of the Company received compensation in the following amounts:


                                     Annual                           Long Term
   Name               Year      Cash Compensation    Non-Cash
                                                   Compensation
--------------------------------------------------------------------------------
Carl R. Reynolds
President, Director   1998       $         0        $        0         None
                      1997       $ 18,900.00        $50,000.00         None
                      1996       $ 13,000.00        $        0         None



    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and any by all officers and directors as a group as of December 31, 1998.


                                              COMMON            % COMMON
                                              SHARES              SHARES
  NAME                                        OWNED                OWNED
--------------------------------------------------------------------------------

Carl R. Reynolds                            11,000,000             5.7%
100 Caversham Woods
Pittsford, New York 14534

Charles M. LaLoggia                         22,050,000            11.5%
457 Park Avenue
Rochester, New York 14607

All Officers & Directors
& Principal Shareholders
as a Group                                  33,050,000            17.2%



            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See ITEM 1 - BUSINESS.

                     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT

                        SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                                         Page(s)
    1.   Financial Statement Schedules:  For the years
         ended December 31, 1995, December 31, 1996,
         December 31, 1997 and December 31, 1998 in
         accordance with Rule 5.04 of regulation S-X.                     7 - 14
         All other schedules are omitted because they are not applicable or required information is shown in financial statements or notes thereto.

    2.     Exhibits

         1. Agreement dated July 31, 1997 with Starr Securities, Inc. (incorporated by reference from Company's Form 10Q for September 30,
            1997).

         2. Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company's Form 10Q for March 31,
            1997).

         3. Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company's Form 10Q for June 30, 1996).

         4. Agreement dated May 12, 1997, between New Sky Communications, Inc. and Syracuse Film Productions, LLC (incorporated by reference from the Company's Form 10-K for December 31, 1997).

    3. Financial Statement Schedules - The required schedules are filed herewith and incorporated by reference.

    4. Form 8-K - No Form 8-K were filed during 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     NEW SKY COMMUNICATIONS, INC.
                                            (Registrant)


                                 By: /S/ CARL R. REYNOLDS
                                 -------------------------
MARCH 29, 1999                  President, Chief Financial & Accounting Officer
--------------                          (Signature and Title)
  (Date)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ CARL R. REYNOLDS
--------------------
      DIRECTOR
(Signature and Title)


MARCH 29, 1999
--------------
   (Date)