Form 10-K/A
period 1997-12-31
NEW SKY COMMUNICATIONS INC
filed 1999-04-09
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
            AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                         Commission File Number 0-14621


                          NEW SKY COMMUNICATIONS, INC.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter

      NEW YORK                                                16-1229730
---------------------                                   ---------------------
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

                                Yes  X    No
                                   ----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997  ...............................$1,427,000.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1997.................................190,736,923

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

In fiscal 1997, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. All of the funds received by the Company in 1997 from the film, approximately $5,946, were recognized as income in 1997. The Company carries its direct film costs as an asset on the Balance Sheet under "Film Inventory". (See Note 2 to financial statements). In 1991, the Company accelerated its amortization of the costs of the film to the rate of $600,000 per year to arrive at a target of $500,000 in Film Inventory for the film by 1993. In 1997 the Company amortized another $100,000 of the film's costs, leaving $200,000 in Film Inventory for the film.

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

The Company also wrote down development costs in other film projects it has been attempting to develop for a number of years, including "SOMEWHERE IS CALLING" ($15,000), "ARREVIDERCI VENICE" ($30,771) and "CHEAP TRICKS" ($1,000.00).

The Company believes it has no material Year 2000 risk or costs as the Company's records are not computerized. The Company cannot assess the potential risk of the Y2K problem on its third party vendors and licensees of its films already in release but the Y2K problem may affect the accounting of such parties to the Company for royalties. The Company does intend to inquire of any potential future licensses of their Y2K compliance as part of any negotiations for a grant of rights. As the Company has no Y2K risk, it has developed no contingency plans.

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing financing to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (U.S and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring "the world", or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitabilty of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, Carl R. Reynolds, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and securing talent.

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

                                          HIGH BID          LOW BID
                                          --------          -------
First Quarter 1997                       $    .007         $    .003
Second Quarter 1997                      $    .006         $    .004
Third Quarter 1997                       $    .11          $    .005
Fourth Quarter 1997                      $    .02          $    .01

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

                         ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information of New Sky Communications, Inc. for each of the five years ended December 31, 1997, 1996, 1995, 1994 and 1993. This table should be read in conjunction with other financial information of New Sky Communications, Inc., including "Management's Discussion and Analysis" and financial statements included elsewhere herein.


                            YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------
                             1997          1996           1995           1994          1993
                         -----------   ------------   ------------   ------------   -----------

Net Sales               $    25,946    $    13,729    $    16,860    $       334    $    19,275
Income (loss) from
continuing operations      (454,562)      (157,416)      (138,734)       (47,367)      (846,795)

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

The Company has no liquidity or capital resources and is dependent on revenue streams from previously released films, the recently completed co-production of "FREAK TALKS ABOUT SEX" and future productions, if any to provide liquidity and capital.

The variability in Costs and Expenses Applicable to Sales & Revenue and resultant variability in Net Loss on the Income Statements in 1997, 1996 and 1995 is due to variations in writedowns of Film Inventory. See Item 1. Business.


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

        Statement of Stockholders Equity - December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997.

        Statement of Cash Flows - Years ended December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997.

        Notes to Financial Statements

        Balance Sheet - December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997.

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                12 BLANDFORD LANE
                            FAIRPORT, NEW YORK 14450




Shareholders
New Sky Communications, Inc.
Rochester, New York


I have audited the accompanying balance sheet of New Sky Communications, Inc. as of December 31, 1997, 1996, 1995 and 1994 and the related statements of income, stockholders' equity and cash flows for the years and then ended. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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


April 17, 1998



/s/ MICHAEL F. CRONIN
---------------------
Michael F. Cronin
Certified Public Accountant

                          NEW SKY COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                               DECEMBER        DECEMBER       DECEMBER      DECEMBER
                                               31, 1997        31, 1996       31, 1995      31, 1994
                                               --------        --------       --------      --------
CURRENT ASSETS:
Cash and Cash Equivalents                     $        56    $     1,150    $         0    $         0
Accounts Receivable
     Trade                                              0              0              0              0
Prepaid Expenses                                        0              0              0              0
                                              -----------    -----------    -----------    -----------
     Total Current Assets                              56          1,150              0              0

Property & Equipment, Net of Accumulated
     Depreciation and Amortization (Note A)     1,250,660      1,506,865      1,591,865      1,711,865

Other Assets (Note B)                                 400            400         55,956         55,956

Total Assets                                  $ 1,251,116    $ 1,508,415    $ 1,647,821    $ 1,767,821
                                              -----------    -----------    -----------    -----------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES:
Accounts Payable                              $   106,554    $    94,291    $    88,781    $    75,047
Other Current Liabilities                          41,084         49,084         36,584         31,584
                                              -----------    -----------    -----------    -----------
     Total Current Liabilities                    147,638        143,375        125,365        106,631

Stockholders' Equity
Common Stock                                    5,951,402      5,756,402      5,756,402      5,756,402
Accumulated Deficit                            (4,847,924)    (4,391,362)    (4,233,946)    (4,095,212)
                                              -----------    -----------    -----------    -----------
     Total Stockholders' Equity                 1,103,478      1,365,040      1,522,456      1,661,190

Total Liabilities & Stockholers' Equity       $ 1,251,116    $ 1,508,415    $ 1,647,821    $ 1,767,821
                                              -----------    -----------    -----------    -----------



                       See Notes to Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                              STATEMENTS OF INCOME



                                               FISCAL YEARS ENDED
                                ------------------------------------------------
                                 DECEMBER     DECEMBER     DECEMBER    DECEMBER
                                 31, 1997     31, 1996     31, 1995    31, 1994
                                ---------     --------     --------    --------


Net Sales                       $  25,946    $  13,729    $  16,860   $     334
Costs and Expenses Applicable
to Sales & Revenue (Note A)       426,482       85,000      120,000           0
                                ---------     --------     --------    --------
Gross Profit (Loss)              (400,536)     (71,271)    (103,140)        334

Selling, General &
Administrative Expenses            54,026       28,089       30,594      47,701
                                ---------     --------     --------    --------

Income From Operations           (454,562)     (99,360)    (133,734)    (47,367)

Other Expense-Write Down
Carrying Value of
Investments                             0       55,556            0           0
                                ---------     --------     --------    --------

Income (Loss) Before
Income Taxes                     (454,562)    (154,916)    (133,734)    (47,367)

Income Taxes (Note A)               2,000        2,500        5,000           0
                                ---------     --------     --------    --------

Net Income (Loss)               $(456,562)   $(157,416)   $(138,734)  $ (47,367)
                                =========    =========    =========   =========

Per Share Amounts                  NIL           NIL          NIL          NIL


                       See Notes to Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS



                                                                 FISCAL YEARS ENDED
                                                    ------------------------------------------------

                                                    DECEMBER      DECEMBER     DECEMBER     DECEMBER
                                                    31, 1997      31, 1996     31, 1995     31, 1994
                                                    --------      --------     --------     --------
OPERATING ACTIVITIES:
---------------------
     Net Income (Loss)                              $(456,562)   $(157,416)   $(138,734)   $ (47,367)
     Adjustments to Reconcile Net Income
     (Loss) to Cash Provided
     (Consumed) by Operating Activities:
          Non-Cash Valuation Adjustment                     0       55,556            0            0
          Non-Cash Operating Expenses                  25,000            0            0            0
     Changes in Operating Assets and Liabilities:
          (Increase) Decrease in Accounts &
          Notes Receivable                                  0            0            0            0
          Amortization of Film Inventory Costs        426,205       85,000      120,000            0
          Increase (Decrease) in Accounts
          Payable & Accrued Expenses                    4,263        8,010       18,734      (12,367)
                                                    ---------    ---------    ---------    ---------
Net Cash Provided (Consumed) by Operating
Activites                                              (1,094)      (8,850)           0      (35,000)

INVESTING ACTIVITIES:
---------------------
     Reimbursement Received on Investment
     in Film Inventory                                      0        5,000            0       35,000
                                                    ---------    ---------    ---------    ---------

Net Cash Used in Investing Activities                       0        5,000            0       35,000

FINANCING ACTIVITIES:
---------------------
     Proceeds of Loan                                       0       10,000            0            0
                                                    ---------    ---------    ---------    ---------

Net Cash Provided (Used) by Financing Activities            0       10,000            0            0

Net Change in Cash                                     (1,094)       1,150            0            0
Cash & Cash Equivalents at the
Beginning of Period                                     1,150            0            0            0
                                                    ---------    ---------    ---------    ---------

Cash & Cash Equivalents at the
End of Period                                       $      56    $   1,150    $       0    $       0
                                                    =========    =========    =========    =========



                       See Notes to Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                      ACCUMULATED
                                           COMMON STOCK                 DEFICIT
                          ------------------------------------------  -----------
                                                         CAPITAL IN EXCESS
                          NUMBER OF SHARES   PAR VALUE     OF PAR VALUE
                          ----------------   ---------     ------------

December 31, 1992            142,736,923   $    14,274   $ 5,742,128   $(3,201,050)
Net Loss December 31, 1993          --            --            --        (846,795)
                             -----------   -----------   -----------   -----------

December 31, 1993            142,736,923        14,274     5,742,128    (4,047,845)
Net Loss December 31, 1994          --            --            --         (47,367)
                             -----------   -----------   -----------   -----------

December 31, 1994            142,736,923        14,274     5,742,128    (4,095,212)
Net Loss December 31, 1995          --            --            --        (138,734)
                             -----------   -----------   -----------   -----------

December 31, 1995            142,736,923        14,274     5,742,128    (4,233,946)
Net Loss December 31, 1996          --            --            --        (157,416)
                             -----------   -----------   -----------   -----------

December 31, 1996            142,736,923        14,274     5,742,128    (4,391,362)

Shares Issued For Services    48,000,000         4,800       190,200          --
Net Loss December 31, 1997          --            --            --        (456,562)
                             -----------   -----------   -----------   -----------

Balance December 31, 1997    190,736,923   $    19,074   $ 5,932,328   $(4,847,924)
                             -----------   -----------   -----------   -----------





                       See Notes to Financial Statements.

                          NEW SKY COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies:

1. REVENUE AND EXPENSE RECOGNITION: Revenue is recognized when earned rather than when received. Expenses are charged to operations as incurred.

2. PROPERTY & EQUIPMENT are recorded on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.Expenditures for renewals and betterments are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Film production costs are capitalized as film cost inventory and have been amortized using the individual-film-forecast-computation method over the licensing period. Film inventory consists of the following:


                              DEC. 31, 1997  DEC. 31, 1996  DEC. 31, 1995  DEC. 31, 1994
                              -------------  -------------  -------------  -------------

Films Released                 $  308,611     $  408,611     $  524,214     $  644,214
Films in Process                  915,277      1,029,712      1,029,712      1,029,712
Story rights & Scenarios           26,772         68,542         37,939         37,939
                               ----------     ----------     ----------     ----------

Total Film Inventory           $1,250,660     $1,506,865     $1,591,865     $1,711,865
                               ==========     ==========     ==========     ==========


B. Other Assets.

Other Assets consist of real estate mortgages held for investment and unamortized organization costs. In 1996 management revised its estimate of the recoverability of its investments resulting in a one time charge to earnings of $55,556.

C. Income Taxes.

The Corporation has $4,735,663 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2012. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

                      ITEM 9 - DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.


                                    PART III

            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of the Directors and Executive Officers of the Company are as follows:

      NAME                    AGE                  POSITION
      ----                    ---                  --------

Carl R. Reynolds              50            Chairman of the Board
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

The Company presently has no Executive Committee or Audit Committee.

                          ITEM 11 - EXECUTIVE COMPENSATION

The executives of the Company received compensation in the following amounts:


                                        ANNUAL          NON-CASH
      NAME                 YEAR   CASH COMPENSATION  COMPENSATION     LONG TERM
      ----                 ----   -----------------  ------------     ---------

Carl R. Reynolds
President, Director        1997      $18,900.00         $50,000.00         None
                           1996      $13,000.00         $0                 None
                           1995      $10,000.00         $0                 None



    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and any by all officers and directors as a group as of December 31, 1997.


                                       COMMON                 % COMMON
                                       SHARES                  SHARES
  NAME                                 OWNED                    OWNED
  ----                                 -----                    -----

Carl R. Reynolds                     11,000,000                 5.7%
100 Caversham Woods
Pittsford, New York 14534

Charles M. LaLoggia                  22,050,000                11.5%
142 Beckwith Terrace
Rochester, New York 14610

All Officers & Directors
& Principal Shareholders
as a Group                           33,050,000                17.2%



            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See ITEM 1 - BUSINESS.

                     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT

                        SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                                         Page(s)
    1.   Financial Statement Schedules:  For the years
         ended December 31, 1994, December 31, 1995,
         December 31, 1996 and December 31, 1997 in
         accordance with Rule 5.04 of regulation S-X.                     7 - 12
         All other schedules are omitted because they are not applicable or required information is shown in financial statements or notes thereto.

    2.     Exhibits

         1. Agreement dated July 31, 1997 with Starr Securities, Inc. (incorporated by reference from Company's Form 10Q for September 30, 1997).

         2. Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company's Form 10Q for March 31, 1997).

         3. Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company's Form 10Q for June 30, 1996).

         4. Agreement dated May 12, 1997, between New Sky                  18-28
             Communications, Inc. and Syracuse Film Productions, LLC

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



                          NEW SKY COMMUNICATIONS, INC.
                                  (Registrant)


                             By:/S/ CARL R. REYNOLDS
                                -----------------------------------------------
  APRIL 7, 1999                 President, Chief Financial & Accounting Officer
---------------
    (Date)                               (Signature and Title)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Carl R. Reynolds
--------------------
      Director
(Signature and Title)


APRIL 7, 1999
-------------
  (Date)