Form 10-Q/A
period 1998-09-30
NEW SKY COMMUNICATIONS INC
filed 1999-04-09
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
    SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER  30, 1998
                               -------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from_________________ to _____________________________
Commission file number 0-14621
                       -------

                          NEW SKY COMMUNICATIONS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                        16-1229730
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

       731 POWERS BUILDING, 16 WEST MAIN STREET, ROCHESTER, NEW YORK 14614
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 454-5490
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                  ---------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No
   -----        -----

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                     PAGE(S)

Statement of Operations
  Nine months ending 9/30/98 & 9/30/97                                3

Consolidated Balance Sheet
  As of 9/30/98 & 12/31/97                                          4 & 5

Statement of Cash Flows
  Nine months ended 9/30/98 & 9/30/97                                 6

Management's Discussion of Statement of
  Income and Financial Condition                                    7 & 8

PART II - OTHER INFORMATION & SIGNATURES                            9 & 10

Financial Data Summary                                                11

                          NEW SKY COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                     FOR NINE MONTHS ENDED   FOR THREE MONTHS ENDED
                                     ---------------------   ----------------------

                                      September   September   September   September
                                      30, 1998    30, 1997    30, 1998    30, 1997
                                      --------    --------    --------    --------

Gross Film Receipts                   $      0    $ 25,946           0    $ 20,000
  Less: Amortized Film Costs          $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

Net Film Receipts                     $      0    $ 25,946    $      0    $ 20,000
                                      --------    --------    --------    --------


General and Administrative Expenses   $ 60,637    $ 45,695    $  7,758    $ 32,195
                                      --------    --------    --------    --------


Income (Loss) Before Other Income
  and Related Expenses                $(60,637)   $(19,749)   $ (7,758)   $(12,195)
                                      --------    --------    --------    --------


Other Income (Loss)                   $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

Income (Loss)                         $(60,637)   $(19,749)   $ (7,758)   $(12,195)
                                      ========    ========    ========    ========



Net Per Common Share                       NIL         NIL         NIL         NIL
                                      ========    ========    ========    ========




                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 1998 and December 31, 1997)



                                     ASSETS

                                        September 30, 1998     December 31, 1997
                                          (UNAUDITED)              (AUDITED)
                                        -------------------    -----------------


Current Assets:
  Cash and Cash Items                       $        0                $       56
  Accounts Receivable:
    Trade Accounts                                   0                         0
  Current Amortizable Portion
    of Film Inventory                                0                         0
                                            ----------                ----------

Total Current Assets                        $        0                $       56
                                            ----------                ----------

Fixed Assets:
Property and Equipment:
  Property and Equipment                             0                         0
  Film Inventory                             1,253,166                 1,250,660
                                            ----------                ----------
  Total Property and Equipment               1,253,166                 1,250,660
    Less: Accumulated Depreciation                   0                         0
                                            ----------                ----------

Net Property and Equipment                   1,253,166                 1,250,660
                                            ----------                ----------

Other Assets                                       400                       400
                                            ----------                ----------



TOTAL ASSETS                                $1,253,566                $1,251,116
                                            ==========                ==========


                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 1998 and December 31, 1997)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September         December
                                                    30, 1998         31, 1997
                                                  (UNAUDITED)        (AUDITED)
                                                  -----------        ---------
Current Liabilities:
  Accounts Payable                                 $   142,640      $   106,554
  Leases                                                 2,068            2,068
  Accrued Expenses                                      39,016           39,016
                                                   -----------      -----------

Total Current Liabilities                          $   183,724      $   147,638
                                                   -----------      -----------



Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Share  s Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on October 31, 1998)                          $    19,374      $    19,074
  Additional Paid-In Capital                         5,962,028        5,932,328
                                                   -----------      -----------

  Total Paid-In Capital                              5,981,402        5,951,402

Accumulated Deficit                                 (4,911,560)      (4,847,924)
                                                   -----------      -----------

Total Stockholders' Equity                           1,069,842        1,103,478
                                                   -----------      -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $ 1,253,566      $ 1,251,116
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

       Management believes that the Company has no material risk or costs associated with the Year 2000 problem as its records are not computerized. The Company cannot assess the risk of third-party vendors or licensees of films already in release, but the Year 2000 problem could affect the accounting of any licensees to the Company for royalties. The Company does intend to inquire of any potential future licensees regarding their Year 2000 compliance as part of the negotiations for any licensing or royalty agreement.

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



                          NEW SKY COMMUNICATIONS, INC.




Date: February 11, 1999.                       /S/ CARL R. REYNOLDS
                                               --------------------
                                                   Carl R. Reynolds
                                                       President/
                                                       Treasurer/
                                                       Chief Financial Officer


/S/CARL R. REYNOLDS
-------------------
DIRECTOR

FEBRUARY 11, 1999
-----------------
      Date