Form 10-Q
period 1999-03-31
NEW SKY COMMUNICATIONS INC
filed 1999-05-10
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
    SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1999
                               --------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from_________________ to _____________________________

Commission file number 0-14621
                       -------

                          NEW SKY COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                   16-1229730
--------------------------------              -------------------------------
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

         Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes______________ No_______________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 193,736,923 as of April 1, 1999

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.                Item 2. Management's Discussion and
        Provide the information required         Analysis of Financial Condition
        by Rule 10-01 of Regulation S-X          and Results of Operations.
        (17CFR Part 210).                        Item 303 of Regulation S-K
                                                 (Sec. 229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE(S)

Statement of Operations
  Three months ending 3/31/99 & 3/31/98                                   3

Consolidated Balance Sheet
  As of 3/31/99 & 12/31/98                                              4 & 5

Statement of Cash Flows
  Three months ended 3/31/99 & 3/31/98                                     6

Management's Discussion of Statement of
  Income and Financial Condition                                        7 - 9

PART II - OTHER INFORMATION & SIGNATURES                                 10

Exhibits                                                               11 - 14

Financial Data Summary                                                   15

                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)


                                                        FOR THREE MONTHS ENDED
                                                        ----------------------
                                                        MARCH 31,      MARCH 31,
                                                         1999            1998

Gross Film Receipts                                    $      0        $      0
  Less: Amortized Film Costs                           $      0        $      0
                                                       --------        --------
Net Film Receipts                                      $      0        $      0
                                                       --------        --------

General and Administrative Expenses                    $  7,500        $ 44,239
                                                       --------        --------

Income (Loss) Before Other Income
  and Related Expenses                                 $ (7,500)       $(44,239)
                                                       --------        --------

Other Income (Loss)                                    $      0        $      0
                                                       --------        --------

Income (Loss)                                          $ (7,500)       $(44,239)
                                                       ========        ========

Net Per Common Share                                      NIL             NIL
                                                       ========        ========


                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                  (As of March 31, 1999 and December 31, 1998)



                                     ASSETS

                                     MARCH 31, 1999     DECEMBER 31, 1998
                                      (UNAUDITED)          (AUDITED)
                                     --------------     ------------------


Current Assets:
  Cash and Cash Items                $        0         $        0   Accounts
                                                                     Receivable:
    Trade Accounts                            0                  0
  Current Amortizable Portion
    of Film Inventory                         0                  0
                                     ----------         ----------

Total Current Assets                 $        0         $        0
                                     ----------         ----------
Fixed Assets:
Property and Equipment:
  Property and Equipment                      0                  0
  Film Inventory                      1,259,166          1,259,166
                                     ----------         ----------
  Total Property and Equipment        1,259,166          1,259,166
    Less: Accumulated Depreciation            0                  0
                                     ----------         ----------

Net Property and Equipment            1,259,166          1,259,166
                                     ----------         ----------

Other Assets                             25,400                400
                                     ----------         ----------

TOTAL ASSETS                         $1,284,566         $1,259,566
                                     ==========         ==========


                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                  (As of March 31, 1999 and December 31, 1998)
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                       MARCH 31, 1999         DECEMBER 31, 1998
                                        (UNAUDITED)               (AUDITED)
                                        -----------               ---------

Current Liabilities:
  Accounts Payable                     $   161,840                  $   154,340
  Notes Payable                             25,000                            0
  Leases                                     2,068                        2,068
  Accrued Expenses                          41,017                       41,017
                                       -----------                  -----------

Total Current Liabilities              $   229,925                  $   197,425
                                       -----------                  -----------



Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on March 31, 1999)                $    19,374                  $    19,374
  Additional Paid-In Capital             5,962,028                    5,962,028
                                       -----------                  -----------

  Total Paid-In Capital                  5,981,402                    5,981,402

Accumulated Deficit                     (4,926,761)                  (4,919,261)
                                       -----------                  -----------

Total Stockholders' Equity               1,054,641                    1,062,141
                                       -----------                  -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 1,284,566                  $ 1,259,566
                                       ===========                  ===========


                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows

              Three Months Ended March 31, 1999 and March 31, 1998



                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                          MARCH  31, 1999       MARCH  31, 1998
                                        ------------------    ------------------
Operating Activities:

  Net Income (Loss)                           $ (7,500)           $(44,239)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                   0                   0
     (Increase)Decrease in Accounts
      Receivable                                     0                   0
     (Increase)Decrease in Prepaid
      Expenses                                       0                   0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses              32,500              16,688
     Amortization of Film Costs                      0              30,000
                                              --------            --------
         Net Cash Provided (Used)             $ 25,000            $  2,449
                                              --------            --------

Investing Activities:
     Additional Film Inventory                $      0            $ (2,505)
     Investment in Web site                     25,000                   0
                                              --------            --------

         Net Cash Provided (Used)             $(25,000)           $ (2,505)
                                              --------            --------


Financing Activities:

         Net Cash Provided (Used)             $      0            $      0
                                              --------            --------


  Increase (Decrease) In Cash
    and Cash Equivalents                      $      0            $    (56)
  Cash and Cash Equivalents at
    Beginning of Period                       $      0            $     56
                                              --------            --------

      Cash and Cash Equivalents
       at End of Period                       $      0            $      0
                                              ========            ========


                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three months then ended.

1(A)
       During the quarter, the Company and it's Co-Producing partner, Syracuse Productions, LLC, entered their feature film, "FREAK TALKS ABOUT SEX" (formerly "SYRACUSE MUSE"), into the Seattle International Film Festival. The film has been selected for its World Premiere at the Festival. Through its World Premiere, the film will be exposed to potential film distributors at the Festival's public screenings. The Festival runs from May 16 to June 6, 1999. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S." The Company owns one-third of the profits of the film after the investors recoup their investment plus twenty percent (20%). For proprietary reasons, the Company may not disclose the budget of the film.

       The Company is currently actively pursuing production of its film property "THE GODMOTHER" (formerly "RESPECT YOUR GODFATHER"). The film is a comedy co-written by, among others, Joel and Ethan Coen, who have previously written "RAISING ARIZONA," "THE BIG LEBOWSKI" and "FARGO." The Company is making final revisions to the screenplay, attempting to raise financing and initiating negotiations with cast and production personnel.

       During the quarter, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "movieplace.com." The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are annexed hereto as exhibits. The Company hopes to help develop the site into a significant Web site of interest for movie fans and as an agent for raising production funds for independent films by the Company and others.

       The Company and Owasco Entertainment, whose principals are the same as Syracuse Productions, LLC, had an option to produce a feature film based upon a screenplay entitled "FACE FACTS" from the author, Lynne Adams, which has now expired. The two Companies are continuing to pursue a satisfactory revision of the screenplay. The Companies had entered into an option agreement with Winchester Entertainment, PLC to provide part, or all, of the production financing for the film, which has also now expired. Winchester, remains interested in raising some, or all of the production financing, if a satisfactory sceenplay can be developed. The Company and Owasco Entertainment had obtained an option on the novel THE HELL CANDIDATE by Graham Masterton, a prolific British horror novelist, which has also now expired. The Companies have been unable thus far to develop a suitable screenplay. The Companies continue to pursue an acceptable screenplay for the film.

       The Company entered into a distribution agreement for a so-called "Director's Cut" of its feature film "LADY IN WHITE" which was released on DVD format during the first quarter of 1998. All remaining outstanding distribution agreements on the film expire in 2002, at which time all rights will revert to the Company.

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

       The Company received no revenues in the first quarter.

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

       The Company has not filed Federal or New York State tax returns for the years 1992, 1993 and 1994 and has not paid any tax due for those years nor for 1995, 1996, 1997 and 1998 because of lack of funds for the preparation of the returns and the payment of tax. The Company believes no Federal tax would be due due to the Company's continuing losses. However, the Company believes it owes New York State tax based upon capital and has been accruing estimated amounts for such tax since 1992.

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

1(B)  Financial Condition -

      1.  Working capital is inadequate. (Current Ratio is nil)

       2. The Company has an outstanding loan to its Chairman and President, Carl R. Reynolds in the amount of $25,000.00 and current payables and accrued expenses.

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


                                                  NEW SKY COMMUNICATIONS, INC.


Date: May 6, 1999.                                /S/ CARL R. REYNOLDS
                                                  --------------------
                                                  Carl R. Reynolds  President/
                                                                    Treasurer/
                                                       Chief Financial Officer

/S/ CARL R. REYNOLDS
--------------------
    DIRECTOR

May 6, 1999
-----------
   Date