Form 10-Q
period 1999-06-30
NEW SKY COMMUNICATIONS INC
filed 1999-08-10
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
      SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended   JUNE 30, 1999
                                ---------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from                      to
                              ---------------------    ------------------
Commission file number        0-14621
                         ---------------

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

Yes     X     No
     -----       ------

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
Yes             No
     -----          -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 193,736,923 as of July 1, 1999

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.                  Item 2. Management's Discussion
        Provide the information required            and Analysis of Financial
by Rule 10-01 of Regulation S-X                     Condition and Results of
(17CFR Part 210).                                   Operations. Item 303 of
                                                    Regulation S-K (Sec. 229.303
                                                    of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE(S)

Statement of Operations
  Six months ending 6/30/99 & 6/30/98                                     3

Consolidated Balance Sheet
  As of 6/30/99 & 12/31/98                                              4 & 5

Statement of Cash Flows
  Six months ended 6/30/99 & 6/30/98                                      6

Management's Discussion of Statement of
  Income and Financial Condition                                        7 - 9

PART II - OTHER INFORMATION & SIGNATURES                                  10

Financial Data Summary                                                    11

                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)


                                      FOR THREE MONTHS ENDED  FOR SIX MONTHS Ended
                                      ----------------------  --------------------

                                      JUNE 30,    JUNE 30,    JUNE 30,     JUNE 30,
                                        1999        1998        1999         1998

Gross Film Receipts                   $      0    $      0    $      0    $      0
  Less: Amortized Film Costs          $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------
Net Film Receipts                     $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

General and Administrative Expenses   $ 11,345    $  8,641    $ 18,845    $ 52,879
                                      --------    --------    --------    --------

Income (Loss) Before Other Income
  and Related Expenses                $(11,345)   $ (8,641)   $(18,845)   $(52,879)
                                      --------    --------    --------    --------

Other Income (Loss)                   $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

Income (Loss)                         $(11,345)   $ (8,641)   $(18,845)   $(52,879)
                                      ========    ========    ========    ========

Net Per Common Share                    NIL          NIL        NIL         NIL
                                      ========    ========    ========    ========



                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 1999 and December 31, 1998)



                                     ASSETS

                                       JUNE 30, 1999       DECEMBER 31, 1998
                                       (UNAUDITED)             (AUDITED)
                                      --------------       -----------------

Current Assets:
  Cash and Cash Items                $        0              $        0
Accounts Receivable:
    Trade Accounts                            0                       0
  Current Amortizable Portion
    of Film Inventory                         0                       0
                                     ----------              ----------

Total Current Assets                 $        0              $        0
                                     ----------              ----------
Fixed Assets:
Property and Equipment:
  Property and Equipment                      0                       0
  Film Inventory                      1,159,166               1,159,166
                                     ----------              ----------
  Total Property and Equipment        1,159,166               1,159,166
    Less: Accumulated Depreciation            0                       0
                                     ----------              ----------

Net Property and Equipment            1,159,166               1,159,166
                                     ----------              ----------

Other Assets                            125,400                 100,400
                                     ----------              ----------



TOTAL ASSETS                         $1,284,566              $1,259,566
                                     ==========              ==========

                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 1999 and December 31, 1998)
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                             JUNE 30, 1999     DECEMBER 31, 1998
                                              (UNAUDITED)          (AUDITED)
                                             -------------     -----------------

Current Liabilities:
  Accounts Payable                           $   173,185          $   154,340
  Notes Payable                                   25,000                    0
  Leases                                           2,068                2,068
  Accrued Expenses                                41,017               41,017
                                             -----------          -----------

Total Current Liabilities                    $   241,270          $   197,425
                                             -----------          -----------



Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on June 30, 1999)                       $    19,374          $    19,374
  Additional Paid-In Capital                   5,962,028            5,962,028
                                             -----------          -----------

  Total Paid-In Capital                        5,981,402            5,981,402

Accumulated Deficit                           (4,938,106)          (4,919,261)
                                             -----------          -----------

Total Stockholders' Equity                     1,043,296            1,062,141
                                             -----------          -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $ 1,284,566          $ 1,259,566
                                             ===========          ===========

                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
                Six Months Ended June 30, 1999 and June 30, 1998


                                             SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 1999     JUNE 30, 1998
                                             ----------------   ----------------
Operating Activities:

  Net Income (Loss)                           $(18,845)         $(52,879)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                   0                 0
     (Increase)Decrease in Accounts
      Receivable                                     0                 0
     (Increase)Decrease in Prepaid
      Expenses                                       0                 0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses              43,845            25,328
     Amortization of Film Costs                      0            30,000
                                              --------          --------
         Net Cash Provided (Used)             $ 25,000          $  2,449
                                              --------          --------

Investing Activities:
     Additional Film Inventory                $      0          $ (2,505)
     Investment in Web site                     25,000                 0
                                              --------          --------

         Net Cash Provided (Used)             $(25,000)         $ (2,505)
                                              --------          --------


Financing Activities:

         Net Cash Provided (Used)             $      0          $      0
                                              --------          --------


  Increase (Decrease) In Cash
    and Cash Equivalents                      $      0          $    (56)
  Cash and Cash Equivalents at
    Beginning of Period                       $      0          $     56
                                              --------          --------

      Cash and Cash Equivalents
       at End of Period                       $      0          $      0
                                              ========          ========


                                     Page 6

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for the six months then ended.

1(A)
       During the quarter, the Company and it's Co-Producing partner, Syracuse Productions, LLC, debuted their feature film, "FREAK TALKS ABOUT SEX" (formerly "SYRACUSE MUSE"), at the Seattle International Film Festival. The film was well received by audiences in its World Premiere at the Festival. As a result of the Festival the film received a favorable review in Variety, the entertainment industry's daily newspaper. Since the Festival, the producers have been screening the film for potential distributors and purchasers of rights in the film. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and will star in the forthcoming Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S." The Company owns one-third of the profits of the film after the investors recoup their investment plus twenty percent (20%). For proprietary reasons, the Company may not disclose the budget of the film.

       The Company is currently actively pursuing production of its film property "THE GODMOTHER" (formerly "RESPECT YOUR GODFATHER"). The film is a comedy co-written by, among others, Joel and Ethan Coen, who have previously written "RAISING ARIZONA," "THE BIG LEBOWSKI" and "FARGO." The Company has received letters of intent, subject to availability and negotiation of contract terms, to appear in the film from Katherine Helmond, star of television's "SOAP" and "WHO'S THE BOSS?", Alex Rocco, best known for his role as Moe Green in "THE GODFATHER" and Max Casella, co-star of the recent feature film "ANALYZE THIS" and "DOOGIE HOWSER" on television. Both Helmond and Rocco starred in the Company's previous film, "LADY IN WHITE." The Company is making final revisions to the screenplay, attempting to raise financing and negotiating with other cast and production personnel.

       During the first quarter, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "movieplace.com." The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. Successful coverage of "STAR WARS: THE PHANTOM MENACE" and "SOUTH PARK" have significantly raised the page views of the site. The site has retained an advertising broker to procure additional advertising. The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place were annexed to the Form 10-Q for the period ending March 31, 1999. The Company hopes to help develop the site into a significant Web site of interest for movie fans and as an agent for raising production funds for independent films by the Company and others.

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

       The Company has title to and/or interests in the following feature film properties, which are in development or completed: "FREAK TALKS ABOUT SEX", "THE GIANT" and "THE GODMOTHER". The Company has released two feature films: "FEAR NO EVIL" and "LADY IN WHITE". The Company was also an investor, in 1989, in a feature film entitled "GRAVE SECRETS", produced by Planet Productions, Inc.

       The Company received no revenues in the second quarter.

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

       The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay and financing to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (U.S and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring worldwide rights in all media, or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitability of an independent production company can vary greatly year-to-year and project to project. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, Carl R. Reynolds, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and securing talent.


1(B)  Financial Condition -

       1. Working capital is inadequate (Current Ratio is nil). In the near term, the Company will be dependent on revenues from its share of profits, if any, derived from the film "FREAK TALKS ABOUT SEX" and producers' fees, if any, payable from the budget of any film the Company gets into production. In the meantime, the Company keeps its expenses at a minimum.

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


                          NEW SKY COMMUNICATIONS, INC.


Date: August 9, 1999.                           /S/ CARL R. REYNOLDS
                                                --------------------
                                                Carl R. Reynolds      President/
                                                                      Treasurer/
                                                         Chief Financial Officer

/S/ CARL R. REYNOLDS
--------------------
DIRECTOR
-------------------
AUGUST 9, 1999
-------------------
     Date