Form 10-Q
period 1999-09-30
NEW SKY COMMUNICATIONS INC
filed 1999-11-12
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                       SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                                     ------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
For the transition period from_________________ to _____________________________

Commission file number          0-14621
                              ----------

                          NEW SKY COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                       16-1229730
-------------------------------                   ----------------------
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

Yes______________     No_______________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
              practicable date.              193,736,923 as of November 1, 1999

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Statement of Operations
  Nine months ending 9/30/99 & 9/30/98                                       3

Consolidated Balance Sheet
  As of 9/30/99 & 12/31/98                                               4 & 5

Statement of Cash Flows
  Nine months ended 9/30/99 & 9/30/98                                        6

Management's Discussion of Statement of
  Income and Financial Condition                                        7 - 10

PART II - OTHER INFORMATION & SIGNATURES                                    10

Financial Data Summary                                                      11

                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)


                                        For Three Months Ended        For Nine Months Ended
                                        ----------------------        ---------------------

                                    September 30,  September 30,  September 30,  September 30,
                                       1999            1998          1999           1998

Gross Film Receipts                   $      0       $      0       $      0       $      0
  Less: Amortized Film Costs          $      0       $      0       $      0       $      0
                                      --------       --------       --------       --------
Net Film Receipts                     $      0       $      0       $      0       $      0
                                      --------       --------       --------       --------

General and Administrative Expenses   $  8,240       $  7,758       $ 27,085       $ 60,637
                                      --------       --------       --------       --------

Income (Loss) Before Other Income
  and Related Expenses                $ (8,240)      $ (7,758)      $(27,085)      $(60,637)
                                      --------       --------       --------       --------

Other Income (Loss)                   $      0       $      0       $      0       $      0
                                      --------       --------       --------       --------

Income (Loss)                         $ (8,240)      $ (7,758)      $(27,085)      $(60,637)
                                      ========       ========       ========       ========

Net Per Common Share                       NIL            NIL            NIL            NIL
                                      ========       ========       ========       ========




                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 1999 and December 31, 1998)



                                     ASSETS

                                          September 30, 1999      December 31, 1998
                                             (Unaudited)             (Audited)
                                          ------------------      -----------------

Current Assets:
  Cash and Cash Items                       $        0               $         0
Accounts Receivable:
    Trade Accounts                                   0                         0
  Current Amortizable Portion
    of Film Inventory                                0                         0
                                            ----------               -----------

Total Current Assets                        $        0               $         0
                                            ----------               -----------
Fixed Assets:
Property and Equipment:
  Property and Equipment                             0                         0
  Film Inventory                             1,159,166                 1,159,166
                                            ----------               -----------
  Total Property and Equipment               1,159,166                 1,159,166
    Less: Accumulated Depreciation                   0                         0
                                            ----------               -----------

Net Property and Equipment                   1,159,166                 1,159,166
                                            ----------               -----------

Other Assets                                   125,400                   100,400
                                            ----------               -----------



TOTAL ASSETS                                $1,284,566               $ 1,259,566
                                            ==========               ===========


                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 1999 and December 31, 1998)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30, 1999   December 31, 1998
                                           (Unaudited)          (Audited)
                                        ------------------   -----------------
Current Liabilities:
  Accounts Payable                         $   181,425        $   154,340
  Notes Payable                                 25,000                  0
  Leases                                         2,068              2,068
  Accrued Expenses                              41,017             41,017
                                           -----------        -----------

Total Current Liabilities                  $   249,510        $   197,425
                                           -----------        -----------



Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on September 30, 1999)                $    19,374        $    19,374
  Additional Paid-In Capital                 5,962,028          5,962,028
                                           -----------        -----------

  Total Paid-In Capital                      5,981,402          5,981,402

Accumulated Deficit                         (4,946,346)        (4,919,261)
                                           -----------        -----------

Total Stockholders' Equity                   1,035,056         1,062,141
                                           -----------        -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 1,284,566        $ 1,259,566
                                           ===========        ===========


                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
           Nine Months Ended September 30, 1999 and September 30, 1998


                                             Nine Months Ended    Nine Months Ended
                                             September30, 1999    September 30, 1998
                                             -----------------    ------------------
Operating Activities:

  Net Income (Loss)                              $(27,085)          $(60,637)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                      0                  0
     (Increase)Decrease in Accounts
      Receivable                                        0                  0
     (Increase)Decrease in Prepaid
      Expenses                                          0                  0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses                 52,085             36,086
     Amortization of Film Costs                         0             30,000
                                                 --------           --------
         Net Cash Provided (Used)                $ 25,000           $  5,449
                                                 --------           --------

Investing Activities:
     Additional Film Inventory                   $      0           $ (5,505)
     Investment in Web site                        25,000                  0
                                                 --------           --------

         Net Cash Provided (Used)                $(25,000)          $ (5,505)
                                                 --------           --------


Financing Activities:

         Net Cash Provided (Used)                $      0           $      0
                                                 --------           --------


  Increase (Decrease) In Cash
    and Cash Equivalents                         $      0           $    (56)
  Cash and Cash Equivalents at
    Beginning of Period                          $      0           $     56
                                                 --------           --------

      Cash and Cash Equivalents
       at End of Period                          $      0           $      0
                                                 ========           ========


                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the nine months then ended.

1(A)
       During the quarter, the Company and it's Co-Producing partner, Syracuse Productions, LLC, have been screening their film "FREAK TALKS ABOUT SEX" for potential distributors and purchasers of rights in the film. In October, the film was screened at the Hamptons International Film Festival and placed second in the audience choice awards and received an Honorable Mention from the jury, which included the actor, William Hurt. After the end of the quarter, the producers agreed in principle with HBO for a debut of the film as a Cinemax Friday Night Premiere starting December 17, 1999. The producers believe that the wide exposure the film will receive by the limited screening on Cinemax will enhance the subsequent sale of other rights in the film, including home video, foreign, internet and other television and does not preclude a theatrical release of the film.. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and will star in the current Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S." The Company owns one-third of the profits of the film after the investors recoup their investment plus twenty percent (20%). For proprietary reasons, the Company may not disclose the budget of the film and by contractual provision may not disclose the amount received from HBO for the rights to the film..

       The Company continued pursuing production of its film property "THE GODMOTHER" (formerly "RESPECT YOUR GODFATHER"). The film is a comedy co-written by, among others, Joel and Ethan Coen, who have previously written "RAISING ARIZONA," "THE BIG LEBOWSKI" and "FARGO." The Company has received letters of intent, subject to availability and negotiation of contract terms, to appear in the film from Katherine Helmond, star of television's "SOAP" and "WHO'S THE BOSS?", Alex Rocco, best known for his role as Moe Green in "THE GODFATHER" and Max Casella, co-star of the recent feature film "ANALYZE THIS" and "DOOGIE HOWSER" on television. Both Helmond and Rocco starred in the Company's previous film, "LADY IN WHITE." The Company is attempting to raise financing for production of the film.

       During the first quarter of 1998, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "movieplace.com." The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. Successful coverage of "STAR WARS: THE PHANTOM MENACE" and "SOUTH PARK" have significantly raised the page views of the site. The site has retained an advertising broker to procure additional advertising. The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place were annexed to the Form 10-Q for the period ending March 31, 1999. The Company hopes to help develop the site into a significant Web site of interest for movie fans and as an agent for raising production funds for independent films by the Company and others. During the quarter, Movieplace.com, Inc. began developing plans to debut a movie critics program weekly on the internet site starting in early 2000. The program will consist of a panel of movie critics, including Movie Place's own critic, Mike Cidoni, discussing recently released films. The ultimate goal would be to have the program syndicated as a weekly television show..

       The Company entered into a distribution agreement for a so-called "Director's Cut" of its feature film "LADY IN WHITE" which was released on DVD format during the first quarter of 1998. All remaining outstanding distribution agreements on the film expire in 2002 or 2003, at which time all rights will revert to the Company.

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

1(B)  Financial Condition -

       1. Working capital is inadequate (Current Ratio is nil). In the near term, the Company will be dependent on revenues from its share of profits, if any, derived from the film "FREAK TALKS ABOUT SEX" and producers' fees, if any, payable from the budget of any film that gets into production. In the meantime, the Company keeps its expenses at a minimum. 2. The Company has an outstanding loan to its Chairman and President, Carl R. Reynolds in the amount of $25,000.00 and current payables and accrued expenses.

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

                          NEW SKY COMMUNICATIONS, INC.

Date: November 12, 1999.              /S/ Carl R. Reynolds
                                      --------------------
                                      Carl R. Reynolds  President/
                                                        Treasurer/
                                                        Chief Financial Officer
/s/ Carl R. Reynolds
--------------------
Director
--------
November 12, 1999
-----------------
    Date