Form 10-K
period 1999-12-31
NEW SKY COMMUNICATIONS INC
filed 2000-03-24
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                         Commission File Number 0-14621


                          NEW SKY COMMUNICATIONS, INC.
                       ----------------------------------
              (Exact name of registrant as specified in its charter

NEW YORK                                                    16-1229730
--------                                                    ----------
State of Incorporation                                     I.R.S. Employer
                                                          Identification Number

                               731 Powers Building
                               16 West Main Street
                            ROCHESTER, NEW YORK 14614
                            -------------------------
                   Address of principal and executive offices


                                 (716) 454-5490
                               -------------------
                          Registrant's telephone number

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

                          Yes__X__ No_____

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999................................$5,812,080.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1999................................193,736,923

                                     PART 1

                                ITEM 1 - BUSINESS

New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, but the film qualifies as a "low-budget" film. Principal photography of the film was completed in 1997 and at year-end 1999 the film had debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. At year-end the Producers were negotiating for the grant of U.S. video and television rights to the film and for a sales agent to sell foreign rights to the film. The Joint Venture Agreement has been previously filed as an Exhibit in an earlier Form 10Q for the Company and the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000, under "Film Inventory" on the Balance Sheet. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and stars in the current Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."

During the first quarter, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "http://www.movieplace.com." The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. The site has retained an advertising broker to procure additional advertising. The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are annexed hereto as exhibits. Mr. Reynolds and Charles M. LaLoggia, a former President of the Company, have lent an additional $75,000.00 to Movieplace.com, Inc. for working capital for a twenty-seven percent (27%) equity interest in Movieplace.com, Inc. from the owners of Movieplace stock, not including the Company. The Company continues to own forty percent (40%) of Movieplace.com, Inc. common stock. Mr. Reynolds has also been elected Chairman of the Board of Directors of Movieplace.com, Inc.

Movieplace.com intends to be the premiere Internet site for movie fans, motion picture industry professionals, stock market investors with a particular interest in entertainment, media, communications and internet stocks and investors who are interested in participating in the financing of independent motion pictures.

The Movieplace.com business plan has three essential elements:

FIRST, it will provide timely, interesting, informative and proprietary content which draws viewers to the Movieplace.com web site. This content includes reviews of current movies and news from the world of entertainment; exclusive "One On One" interviews with major motion picture stars conducted by Movieplace.com Chief Executive Officer and Managing Editor Mike Cidoni in full streaming video; a regular internet "television" program, "The Critics", a full streaming video production featuring reviews of current movie releases and commentary on classic films and video releases; "The Movieplace Radio Hour", a weekly one-hour audio streaming program that discusses films and videos, featuring guests commentators and journalists from around the country and which also includes interactivity with the listening audience; "Everybody's A Critic", an audio interactive message board feature which allows Movieplace.com visitors to express their views on movies and other topics in a voice/audio format; and "Spotlight On Wall Street", which features proprietary columns and other information dealing mainly (but not exclusively) with media, entertainment and communications stocks which would be of interest to stock market investors, provided partially as free, advertiser-supported content and also offering "premium" content on a subscription basis. Other content includes movie and entertainment industry news, links to movie showing times at theaters around the country, full video streaming movie music videos, message boards for interactive comment, e-commerce trade in movie-related items and 24-hour video and audio streaming television and radio programming.

SECOND, Movieplace.com intends to provide a mechanism through which selected independent film makers can secure full or partial financing for their projects over the

Movieplace.com web site. It is anticipated that Movieplace.com will receive equity interests in films financed in this manner in return for presenting the projects on the site. The size of the interest will vary from project to project, and Movieplace.com may, in certain instances, provide partial funding and additional services for certain projects.

THIRD, Movieplace.com will acquire internet rights to selected independent films, videos and television programming for presentation on the Movieplace.com web site either as advertiser-supported free programming or for presentation on a pay-per-view basis.

The goals of Movieplace.com are as follows:

(1) To turn "Movieplace" into a brand name which is readily recognizable to anyone with an interest in movies, the business of movies or the entertainment industry in general, including moviegoers who will ultimately be attending films produced by "Movieplace", television viewers who will be watching programming produced by "Movieplace", newspaper readers who are reading columns written by Movieplace writers, radio listeners who are listening to movie reviews from Movieplace critics and stock market investors who are watching interviews or reading about recommendations from analysts who write for Movieplace's "Spotlight On Wall Street" section;

(2) To attract as many visitors as possible to the Web site by using a variety of unique and proprietary content targeted to different elements and interests relating not only to movies but to the business of movies and other forms of media and communications;

(3) To use the proprietary content of the Web site to allow the "Movieplace" brand name to migrate to other forms of media, including television and radio syndication, newspaper columns, newsletters, books and motion picture production so that the "Movieplace" brand name becomes familiar to users of "traditional" media, allowing both the Web site and its "traditional" media offshoots to cross-promote each other without necessitating the exorbitant advertising expenditures other "dot.com" businesses are burdened with; and

(4) To make the assets of Movieplace.com increasingly valuable over time to a potential partner or purchaser seeking to expand its presence on the Web. There is no guarantee that Movieplace.com will be able to accomplish all of the goals of its business plan. There is significant competition among movie-content Web sites, many of which, have a been in existence longer and have significantly more financial resources than Movieplace.com to provide features and advertising and promotion for a Web site.

The Company has explored various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company has concluded that the optimal alternative is an Initial Public Offering of Movieplace.com as a stand-alone public company. Under this scenario The Company would continue to own a stake in Movieplace.com. in the form a shares of a publicly-trading company. As a result, The Company has entered into discussions with investment bankers who have expressed interest in a possible Initial Public Offering of Movieplace.com. There can be no assurance that any Initial Public Offering will take place, or that if it takes place, would be successful.

In fiscal 1998, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called "Director's Cut" of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in 1999. The Company carries its direct film costs as an asset on the Balance Sheet under "Film Inventory". (See Note 2 to financial statements). In 1991, the Company accelerated its amortization of the costs of the film to the rate of $600,000 per year to arrive at a target of $500,000 in Film Inventory for the film by 1993. In 1999 the Company amortized none of the film's costs, leaving $200,000 in Film Inventory for the film. All rights to the film revert to the Company in 2003 and the Company believes there will be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER." At year-end the accumulated development cost of the film was capitalized at $26,772. After the year-end, the Company obtained commitments for financing the film and announced commencement of pre-production activities for the film on May 1, 2000.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT", in 1999. The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo's carving of the David. At year-end the accumulated development cost was $750,000. The Company is entitled to a Producer's fee and fifteen percent (15%) of Producer's profits, if the film is produced.

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company receives a priority repayment of its investment and has the personal guarantee of the producer of the film. During 1999, the Company received no proceeds from the film's producer, keeping the Company's investment to $108,610 at year-end.

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

The Company has filed corporate income tax returns, federal and New York State, for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 but has not filed for years ending December 31, 1992, 1993 and 1994. It has not paid any tax due for any of these years. Although the Company believes there is no federal tax liability for those years, due to its continuing losses, there is tax liability to the State of New York. The Company has not paid those taxes for lack of funds. The Company reports the expected tax liability as an "Accrued Expense".

The Company experienced no material Year 2000 event or cost, before or after year-end as the Company's records are not computerized. The Company also experienced no Y2K problem by third party vendors and licensees of its films already in release.

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing funds to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (US and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring "the world" (all rights), or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitability of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, Carl R. Reynolds, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and talent.

This report contains forward-looking statements regarding expectations for future financial performance which involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to, changes in economic and business conditions in the world, increased competitive activity, achieving sales levels to fulfill revenue expectations, consolidation among its competitors and customers, technology advancements, unexpected costs and charges, fluctuations in supply costs, adequate funding for plans, changes in interest and foreign exchange rates, regulatory and other approvals and failure to implement all plans, for whatever reason. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prospective investors are cautioned that such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. The Company makes no commitment to update any forward-looking statement included herein, or disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


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

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

The Company lacked sufficient funds to hold a shareholders' meeting in 1999. Therefore, no matters were submitted to the shareholders for a vote.





                                     PART II

                 ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

Effective October 25, 1989, the Company's stock was deleted from NASDAQ listing. Since that date, the Company's stock trading has been reported on the National Daily Quotation Listing Service, or "bulletin board".


                                           HIGH BID           LOW BID
                                           --------           -------
   First Quarter 1999                       $ .05              $ .017
   Second Quarter 1999                      $ .09              $ .019
   Third Quarter 1999                       $ .05              $ .025
   Fourth Quarter 1999                      $ .06              $ .022

The approximate number of shareholders of common stock is 4,500 as of December 31, 1999.

During the first quarter, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "http://www.movieplace.com." The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are annexed hereto as exhibits. Mr. Reynolds and Charles M. LaLoggia, a former President of the Company, have lent an additional $75,000.00 to Movieplace.com, Inc. for working capital for a twenty-seven percent (27%) equity interest in Movieplace.com, Inc. from the owners of Movieplace stock, not including the Company. The Company continues to own forty percent (40%) of Movieplace.com, Inc. common stock. Mr. Reynolds has also been elected Chairman of the Board of Movieplace.com, Inc.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX" (originally "SYRACUSE MUSE"). The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Joint Venture Agreement has been previously filed as an Exhibit in the 1997 Form 10K for the Company. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 unregistered common shares of stock in the Company, to Charles M. LaLoggia on April 13, 1997 in exchange for his rights as Executive Producer in the film.

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

                         ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information of New Sky Communications, Inc. for each of the five years ended December 31, 1999, 1998, 1997, 1996 and 1995. This table should be read in conjunction with other financial information of New Sky Communications, Inc., including "Management's Discussion and Analysis" and financial statements included elsewhere herein.



                                                YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------

                                 1999        1998          1997        1996           1995
                              -----------  ---------     --------    --------      ---------
Net Sales                    $        0    $       0     $  25,946   $  13,729     $  16,860
Income (loss) from
continuing operations           (34,870)     (71,337)     (454,562)   (157,416)     (138,734)

Income (loss) from
continuing operations
per share (A)                     NIL          NIL           NIL         NIL            NIL

Cash Dividends                    NONE         NONE          NONE        NONE           NONE

Net working capital            (259,295)    (197,425)     (147,582)   (142,225)     (125,265)

Total assets                  1,284,566    1,259,566     1,251,116   1,508,415     1,647,821

Long-term debt                        0            0             0           0             0



Note A: Amounts are not presented as such amounts were less than $ .01 per share.



                  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

During the year, the Company received no distribution royalties for "LADY IN WHITE".

During 1999, the Company received no funds from Planet Productions, Inc. from receipts on the film "GRAVE SECRETS".

The Company received no funds from its profit participation in the feature film "FREAK TALKS ABOUT SEX" during 1999.

The Company has no liquidity or capital resources and is dependent on revenue streams from previously released films, the recently completed co-production of "FREAK TALKS ABOUT SEX" and future productions, if any, and possible secondary offerings of its securities to provide liquidity and capital.

The variability in Costs and Expenses Applicable to Sales & Revenue and resultant variability in Net Loss on the Income Statements in 1999, 1998 and 1997 is due to variations in writedowns of Film Inventory. See Item 1. Business.


       ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  The following documents are filed as part of this report:

    1.  Financial Statements:

        Statements of Income - Year ended December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999.

        Statement of Stockholders Equity - December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999.

        Statement of Cash Flows - Years ended December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999.

        Notes to Financial Statements

        Balance Sheet - December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999.

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                             1574 EAGLE NEST CIRCLE
                            WINTER SPRINGS, FL 32708
                                  407-977-9057



Shareholders
New Sky Communications, Inc.
Rochester, New York

I have audited the accompanying balance sheet of New Sky Communications, Inc. as of December 31, 1999, 1998, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for the years and then ended. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sky Communications, Inc. as of December 31, 1999, 1998, 1997 and 1996 and the results of its operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


March 23, 2000



Michael F. Cronin
Certified Public Accountant

                          NEW SKY COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                DECEMBER 31, 1999



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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
      Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

                          NEW SKY COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                DECEMBER 31, 1999


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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
      Effective for periods beginning after December 15, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about segment of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income , its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating statements in interim financial statements issued to the public. The Company has not determined the impact adoption of these new accounting standards will have on its future financial statements and disclosures.

                          NEW SKY COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS




DESCRIPTION OF BUSINESS:
------------------------
New Sky Communications, Inc. writes and produces motion pictures for domestic and foreign theater and video distribution. It currently has five motion pictures at various stages of the production and distribution process.



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


2. PROPERTY & EQUIPMENT are recorded on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for renewals and betterment's are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Film production costs are capitalized as film cost inventory and have been amortized using the individual-film-forecast-computation method over the licensing period. Film inventory consists of the following:




                                          DEC. 31,1999        DEC. 31,1998        DEC. 31, 1997        DEC. 31,1996
                                          ------------        ------------        -------------        ------------

Films Released                              $  308,631          $  308,631           $  308,611          $  408,611
Films in Process                               917,763             917,763              915,277           1,029,712
Story Rights & Scenarios                        57,772              32,772               26,772              68,542
                                           -----------         -----------          -----------         -----------

Total Film Inventory                       $ 1,284,166         $ 1,259,166          $ 1,250,660         $ 1,506,865
                                           ===========         ===========          ===========         ===========





B. Income Taxes.

The Corporation has $ 4,843,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2014. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.


                          NEW SKY COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1999           1998           1997           1996
                                                           -------------   ------------   -------------   -----------
CURRENT ASSETS:
Cash and Cash Equivalents                                   $         0    $         0    $        56    $     1,150
Accounts Receivable
   Trade                                                              0              0              0              0
Prepaid Expenses                                                      0              0              0              0
                                                            -----------    -----------    -----------    -----------
   Total Current Assets                                               0              0             56          1,150


FILM INVENTORY (NOTE 1)                                       1,284,166      1,259,166      1,250,660      1,506,865

OTHER ASSETS                                                        400            400            400            400

Total Assets                                                $ 1,284,566    $ 1,259,566    $ 1,251,116    $ 1,508,415
                                                            ===========    ===========    ===========    ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------


CURRENT LIABILITIES:
Accounts Payable                                            $   189,210    $   154,340    $   106,554    $    94,291
Other Current Liabilities                                        70,085         43,085         41,084         49,084
                                                            -----------    -----------    -----------    -----------
    Total Current Liabilities                                   259,295        197,425        147,638        143,375



STOCKHOLDERS' EQUITY
Common Stock                                                  5,981,402      5,981,402      5,951,402      5,756,402
Accumulated Deficit                                          (4,956,131)    (4,919,261)    (4,847,924)    (4,391,362)
                                                            -----------    -----------    -----------    -----------
   Total Stockholder's Equity                                 1,025,271      1,062,141      1,103,478      1,365,040

Total Liabilities & Stockholders' Equity                    $ 1,284,566    $ 1,259,566    $ 1,251,116    $ 1,508,415
                                                            ===========    ===========    ===========    ===========



                       See Notes to Financial Statements.



                          NEW SKY COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS



                                FISCAL YEARS ENDED


                                                            DECEMBER 31,    DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
                                                               1999            1998              1997            1996
                                                            ------------    -----------       -----------    -----------

Net Sales                                                   $      0        $      0        $  25,946        $  13,729
Costs and Expenses Applicable to Sales & Revenue (Note 1)          0          30,000          426,482           85,000
                                                            --------        ---------        --------        ---------
Gross Profit (Loss)                                                0         (30,000)        (400,536)         (71,271)

Selling, General & Administrative Expenses                    34,870          39,337           54,026           28,089
                                                            --------        ---------        ---------       ---------

Income From Operations                                       (34,870)        (69,337)        (454,562)         (99,360)

Other Expense-Write Down Carrying Value of Investments             0               0                0           55,556
                                                            --------        ---------        ---------       ---------

Income (Loss) Before Income Taxes                            (34,870)        (69,337)        (454,456)        (154,916)

Income Taxes (Note A)                                          2,000           2,000            2,000            2,500
                                                            --------        ---------        ---------       ---------

Net Income (Loss)                                          $ (36,870)      $ (71,337)       $(456,562)       $(157,416)
                                                            ========        =========        =========       =========

Per Share Amounts                                             NIL              NIL              NIL              NIL






                       See Notes to Financial Statements.


                          NEW SKY COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                               FISCAL YEARS ENDED


                                                                     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                        1999              1998             1997            1996
                                                                     ------------     ------------     -------------    ------------


OPERATING ACTIVITIES:
   Net Income (Loss)                                                   $(36,870)        $(71,337)      $(456,562)         $(157,416)
   Adjustments to Reconcile Net Income (Loss) to Cash Provided
   (Consumed) by Operating Activities:
      Non-Cash Valuation Adjustment                                           0                0               0             55,556
      Non-Cash Operating Expenses                                             0                0          25,000                  0
   Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts & Notes Receivable                       0                0               0                  0
     Amortization of Film Inventory Costs                                     0           30,000         426,205             85,000
     Increase (Decrease) in Accounts Payable & Accrued Expenses          36,870           41,281           4,263              8,010
                                                                       --------         --------       ---------          ---------

Net Cash Provided (Consumed) by Operating Activities                          0              (56)         (1,094)            (8,850)

INVESTING ACTIVITIES:
   Reimbursement Received on Investment in Film Inventory                     0                0               0              5,000
                                                                       --------         --------       ---------          ----------

Net Cash Used in Investing Activities                                         0                0               0              5,000

FINANCING ACTIVITIES:
   Proceeds of Loan                                                           0                0               0             10,000
                                                                       --------         --------       ---------          ----------

Net Cash Provided (Used) by Financing Activities                              0                0               0             10,000

Net Change in Cash                                                            0              (56)         (1,094)             1,150
Cash & Cash Equivalents at the Beginning of Period                            0               56           1,150                  0
                                                                       ---------         --------       ---------          ---------

CASH & CASH EQUIVALENTS AT THE END OF PERIOD                           $      0         $      0       $     56          $   1,150
                                                                       =========        =========       =========          =========

Other Non Cash Transactions:
Issuance of Common Stock for Services                                                   $ 30,000       $ 195,000







                       See Notes to Financial Statements.


                          NEW SKY COMMUNICATIONS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                ACCUMULATED
                                                             COMMON STOCK                                         DEFICIT
                                                             ------------                                         -------

                                                                                        CAPITAL IN EXCESS
                                                NUMBER OF SHARES         PAR VALUE       OF PAR VALUE
                                                ----------------         ---------       ------------

December 31, 1993                                  142,736,923           $ 14,274        $ 5,742,128          $(4,047,845)
Net Loss December 31,1994                                                                                         (47,367)
                                                   -----------           --------        -----------           ------------

December 31, 1994                                  142,736,923             14,274          5,742,128          ( 4,095,212)
Net Loss December 31, 1995                                                                                       (138,734)
                                                   -----------           --------        -----------           ------------

December 31, 1995                                                          14,274          5,742,128           (4,233,946 )
Net Loss December 31, 1996                         142,736,923                                                   (157,416 )
                                                   -----------           --------        -----------           ------------

December 31, 1996                                  142,736,923             14,274          5,742,128           (4,391,362 )

                                                   -----------           --------        -----------           ------------

Shares Issued For Services                          48,000,000              4,800            190,200
Net Loss December 31, 1997                                                                                      ( 456,562 )
                                                   -----------           --------        -----------           ------------
Balance December 31, 1997                          190,736,923             19,074          5,932,328           (4,847,924 )
Shares Issued For Services                           3,000,000                 30             29,970
                                                                                                                  (71,337 )
                                                   -----------           --------        -----------           ------------

Balance December 31, 1998                          193,736,923             19,104          5,962,298           (4,919,261 )
Net Loss December 31, 1999                                                                                        (36,870 )
                                                   -----------           --------        -----------           ------------

Balance December 31, 1999                          193,736,923           $ 19,104        $ 5,962,298          $(4,956,131 )
                                                   ===========           ========        ===========          ===========










                       See Notes To Financial Statements.

                      ITEM 9 - DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.


                                    PART III

     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of the Directors and Executive Officers of the Company are as follows:

      NAME                    AGE                 POSITION
      ----                    ---                 --------

Carl R. Reynolds              52            Chairman of the Board
100 Caversham Woods                             President
Pittsford, NY 14534



History of Officers and Directors:

Carl R. Reynolds: Chairman of the Board, President and Director of the Company. Mr. Reynolds is an attorney and an accountant. He is a member of the Rochester Advisory Board of M&T Bank Corp. and is Chairman of the Board of Directors of Movieplace.com, Inc., which is 40 percent owned by the Company. He has been a Director and officer of the Company since inception.

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

The Company presently has no Executive Committee or Audit Committee.

                          ITEM 11 - EXECUTIVE COMPENSATION

The executives of the Company received compensation in the following amounts:



                                                  ANNUAL                              LONG TERM
         NAME                    YEAR      CASH COMPENSATION      NON-CASH
                                                                 COMPENSATION
         ----                    ----      -----------------      --------

Carl R. Reynolds
President, Director              1999         $         0        $        0             None
                                 1998         $         0        $        0             None
                                 1997         $ 18,900.00        $50,000.00             None


       ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and any by all officers and directors as a group as of December 31, 1999.

                                          COMMON                 % COMMON
                                          SHARES                   SHARES
  NAME                                    OWNED                    OWNED
  ----                                    -----                    -----

Carl R. Reynolds                        10,000,000                   5.2%
100 Caversham Woods
Pittsford, New York 14534

Charles M. LaLoggia                     17,950,000                   9.3%
457 Park Avenue
Rochester, New York 14607

All Officers & Directors
& Principal Shareholders
as a Group                              27,950,000                  14.5%

    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first quarter, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "http://www.movieplace.com." The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are annexed hereto as exhibits. Mr. Reynolds and Charles M. LaLoggia, a former President of the Company, have lent an additional $75,000.00 to Movieplace.com, Inc. for working capital for a twenty-seven percent (27%) equity interest in Movieplace.com, Inc. from the owners of Movieplace stock, not including the Company. The Company continues to own forty percent (40%) of Movieplace.com, Inc. common stock. Mr. Reynolds has also been elected Chairman of the Board of Movieplace.com, Inc.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. The Joint Venture Agreement has been previously filed as an Exhibit in an earlier 10K for the Company. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 unregistered common shares of stock in the Company, to Charles M. LaLoggia on April 13, 1997 in exchange for his rights as Executive Producer in the film.

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


                     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT

                        SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                                       Page(s)
                                                                       -------
    1.   Financial Statement Schedules:  For the years                 12 - 19
         ended December 31, 1996, December 31, 1997,
         December 31, 1998 and December 31, 1999 in accordance with Rule 5.04 of regulation S-X.
         All other schedules are omitted because they are not applicable or required information is shown in financial statements or notes thereto.

    2.   Exhibits

         1. Agreement dated July 31, 1997 with Starr Securities,
            Inc. (incorporated by reference from Company's
            Form 10Q for September 30, 1997).

         2. Agreement dated November 7, 1996 with Charles M.
            LaLoggia (incorporated by reference from Company's
            Form 10Q for March 31, 1997).

         3. Agreement dated July 2, 1996 with Frank LaLoggia
            (incorporated by reference from Company's Form 10Q for June 30, 1996).

         4. Agreement dated May 12, 1997, between New Sky
             Communications, Inc. and Syracuse Film Productions,
             LLC (incorporated by reference from the Company's
             Form 10-K for December 31, 1997).

         5. Promissory Note dated March 24, 1999 from New Sky
             Communications, Inc. to Carl R. Reynolds                   27

         6. Agreement dated March 22, 1999 between New Sky
             Communications, Inc. and Movieplace.com                28 -  31


    3. Financial Statement Schedules - The required schedules are filed herewith and incorporated by reference.

    4.   Form 8-K - No Form 8-K were filed during 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NEW SKY COMMUNICATIONS, INC.
                                                (Registrant)


                                        By:/S/ CARL R. REYNOLDS
                                          ----------------------------
MARCH 24, 2000                            President, Chief Financial &
--------------                            Accounting Officer
  (Date)                                   (Signature and Title)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ CARL R. REYNOLDS
----------------------

Director
----------
(Signature and Title)


March 24, 2000
--------------
  (Date)