Form 10QSB
period 2000-03-31
NEW SKY COMMUNICATIONS INC
filed 2000-05-10
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________________ to _____________________________

Commission file number 0-14621
                       -------

                          NEW SKY COMMUNICATIONS, INC.
                           ---------------------------
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

                                 (716) 454-5490
                                 --------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 193,736,923 as of May 1, 2000

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.                Item 2. Management's Discussion and
        Provide the information required         Analysis of Financial Condition
by Rule 10-01 of Regulation S-X                  and Results of Operations.
(17CFR Part 210).                            Item 303 of Regulation S-K
                                             (Sec. 229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE(S)

Statement of Operations
  Three months ending 3/31/00 & 3/31/99                                       3

Consolidated Balance Sheet
  As of 3/31/00 & 12/31/99                                                4 & 5

Statement of Cash Flows
  Three months ended 3/31/00 & 3/31/99                                        6

Management's Discussion of Statement of
  Income and Financial Condition                                         7 - 11

PART II - OTHER INFORMATION & SIGNATURES                                     12

Auditor's Review Letter                                                      13

Financial Data Summary                                                       14


                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)


                                                     FOR THREE MONTHS ENDED
                                                     ----------------------

                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------
Gross Film Receipts                                $      0        $      0
  Less: Amortized Film Costs                       $      0        $      0
                                                   --------        --------
Net Film Receipts                                  $      0        $      0
                                                   --------        --------

General and Administrative Expenses                $ 10,605        $  7,500
                                                   --------        --------

Income (Loss) Before Other Income
  and Related Expenses                             $(10,605)       $ (7,500)
                                                   --------        --------

Other Income (Loss)                                $      0        $      0
                                                   --------        --------

Income (Loss)                                      $(10,605)       $ (7,500)
                                                   ========        ========

Net Per Common Share                                    NIL             NIL
                                                   ========        ========




                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                  (As of March 31, 2000 and December 31, 1999)



                                     ASSETS

                                             March 31, 2000    December 31, 1999
                                               (UNAUDITED)           (AUDITED)
                                             ----------------  -----------------


Current Assets:
  Cash and Cash Items                                $        0       $        0
Accounts Receivable:
    Trade Accounts                                            0                0
  Current Amortizable Portion
    of Film Inventory                                         0                0
                                                     ----------       ----------

Total Current Assets                                 $        0       $        0
                                                     ----------       ----------
Fixed Assets:
Property and Equipment:
  Property and Equipment                                      0                0
  Film Inventory                                      1,259,166        1,259,166
                                                     ----------       ----------
  Total Property and Equipment                        1,259,166        1,259,166
    Less: Accumulated Depreciation                            0                0
                                                     ----------       ----------

Net Property and Equipment                            1,259,166        1,259,166
                                                     ----------       ----------

Other Assets                                             25,400           25,400
                                                     ----------       ----------



TOTAL ASSETS                                         $1,284,566       $1,284,566
                                                     ==========       =========='



                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                  (As of March 31, 2000 and December 31, 1999)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31, 2000  December 31, 1999
                                                (UNAUDITED)         (AUDITED)
                                               --------------  -----------------

Current Liabilities:
  Accounts Payable                                 $   199,816      $   189,211
  Notes Payable                                         25,000           25,000
  Leases                                                 2,068            2,068
  Accrued Expenses                                      41,016           41,016
                                                   -----------      -----------

Total Current Liabilities                          $   267,900      $   257,295
                                                   -----------      -----------



Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on March 31, 2000)                            $    19,374      $    19,374
  Additional Paid-In Capital                         5,962,028        5,962,028
                                                   -----------      -----------

  Total Paid-In Capital                              5,981,402        5,981,402

Accumulated Deficit                                 (4,964,736)      (4,954,131)
                                                   -----------      -----------

Total Stockholders' Equity                           1,016,666        1,027,271
                                                   -----------      -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $ 1,284,566      $ 1,284,566
                                                   ===========      ===========




                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
              Three Months Ended March 31, 2000 and March 31, 1999


                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                 MARCH  31, 2000      MARCH  31, 1999
                                                 ---------------      ---------------
Operating Activities:

  Net Income (Loss)                                       $(10,605)    $ (7,500)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                               0            0
     (Increase)Decrease in Accounts
      Receivable                                                 0            0
     (Increase)Decrease in Prepaid
      Expenses                                                   0            0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses                          10,605       32,500
     Amortization of Film Costs                                  0            0
                                                          --------     --------
         Net Cash Provided (Used)                         $      0     $ 25,000
                                                          --------     --------

Investing Activities:
     Additional Film Inventory                            $      0     $      0
     Investment in Web site                                      0       25,000
                                                          --------     --------

         Net Cash Provided (Used)                         $      0     $(25,000)
                                                          --------     --------


Financing Activities:

         Net Cash Provided (Used)                         $      0     $      0
                                                           --------     --------


  Increase (Decrease) In Cash
    and Cash Equivalents                                  $      0     $      0
  Cash and Cash Equivalents at
    Beginning of Period                                   $      0     $      0
                                                          --------     --------

      Cash and Cash Equivalents
       at End of Period                                   $      0     $      0
                                                          ========     ========



                                     Page 6

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the three months then ended.

1(A) In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, but the film qualifies as a "low-budget" film. Principal photography of the film was completed in 1997 and at year-end 1999 the film had debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. During the quarter the Producers were negotiating for the grant of U.S. video and television rights to the film and have retained a sales agent to sell foreign rights to the film. The Joint Venture Agreement has been previously filed as an Exhibit in an earlier Form 10Q for the Company and the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000, under "Film Inventory" on the Balance Sheet. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and stars in the current Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."

In 1999, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "movieplace.com." The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are were annexed to the Company's Form 10-K for 1999 as exhibits. The Company hopes to develop the site into a significant Web site of interest for movie fans and as an agent for raising production funds for independent films by the Company and others. Movieplace.com intends to be the premiere Internet site for movie fans, motion picture industry professionals, stock market investors with a particular interest in entertainment, media, communications and internet stocks and investors who are interested in participating in the financing of independent motion pictures.

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

SECOND, Movieplace.com intends to provide a mechanism through which selected independent film makers can promote the production of their independent films and to secure full or partial financing for their projects over the Movieplace.com web site. It is anticipated that Movieplace.com will receive equity interests in films financed in this manner in return for presenting the projects on the site. The size of the interest will vary from project to project, and Movieplace.com may, in certain instances, provide partial funding and additional services for certain projects.

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

The Company is exploring various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company has concluded that the optimal alternative is an Initial Public Offering of Movieplace.com as a stand-alone public company. Under this scenario The Company would continue to own a stake in Movieplace.com. in the form a shares of a publicly-trading company. As a result, The Company has entered into discussions with investment bankers who have expressed interest in a possible Initial Public Offering of Movieplace.com. There can be no assurance that any Initial Public Offering will take place, or that if it takes place, would be successful.

The Company announced on March 13, 2000 that pre-production activities for its feature film "THE GODMOTHER" will begin in Los Angeles on May 1, 2000. The Company has obtained commitments for financing and principal photography is tentatively scheduled to begin late this year.

"THE GODMOTHER" is a comedy written in part by Joel and Ethan Coen, who won an academy award for "Fargo". New Sky says it has received letters of intent from Katherine Helmond ("Soap" and "Who's The Boss?") , Alex Rocco ("The Godfather II"; "Get Shorty"); and Max Casella ("Doogie Howser, M.D."; "Analyze This") to appear in the film, and that other cast members are expected to be announced during the pre-production process, which is expected to last approximately six months. The film will be Co-Executive Produced by Charles M. LaLoggia and Leonard Shapiro and will be Produced for New Sky by Angela and Jimmy Daddabbo, who produced New Sky's previous feature film "FREAK TALKS ABOUT SEX."

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

The Company has not filed Federal or New York State tax returns for the years 1992, 1993 and 1994 and has not paid any tax due for those years nor for 1995, 1996, 1997, 1998 and 1999 because of lack of funds for the preparation of the returns and the payment of tax. The Company believes no Federal tax would be due due to the Company's continuing losses. However, the Company believes it owes New York State tax based upon capital and has been accruing estimated amounts for such tax since 1992.

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing financing to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (U.S and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring all rights in "the world", or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitabilty of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, Carl R. Reynolds, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and securing talent.


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


                          NEW SKY COMMUNICATIONS, INC.


Date: May 6, 2000.                                /S/ CARL R. REYNOLDS
                                                  --------------------
                                                  Carl R. Reynolds
                                                  President/
                                                  Treasurer/
                                                  Chief Financial Officer

/S/ CARL R. REYNOLDS
----------------------

DIRECTOR
--------

MAY 10, 1999
------------
  Date

I have reviewed the unaudited condensed balance sheet of New Sky Communications, Inc. as of March 31, 2000 and the related condensed statements of operations and cash flows for the three month period ended March 31, 2000 which are included in the New Sky Communications, Inc. Form 10-QSB for the period ended March 31, 2000. All information included in these financial statements is the representation of the management of New Sky Communications, Inc.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to these condensed interim financial statements in order for them to be in conformity with Generally Accepted Accounting Principles.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of New Sky Communications, Inc. as of December 31, 1999 and the related statements of operations, cash flows and shareholders' equity for the year then ended (not presented herein). In my report dated March 23, 2000 I expressed an unqualified opinion on these financial statements. In may opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation the balance sheet from which it was derived.

Michael F. Cronin, CPA
May 8, 2000