Form 10-Q
period 2000-06-30
NEW SKY COMMUNICATIONS INC
filed 2000-08-08
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[  X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                       SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2000
                               -------------
                                       OR
[    ]       TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from                    to
                               -----------------     ---------------------
Commission file number  0-14621
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                        193,736,923 as of August 1, 2000

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.        Item 2. Management's Discussion and
        Provide the information              Analysis of Financial Condition
        required by Rule 10-01               and Results of Operations.
        of Regulation S-X (17CFR
        Part 210).                           Item 303 of Regulation S-K
                                             (Sec. 229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                               PAGE(S)

Statement of Operations
  Six months ending 6/30/00 & 6/30/99                                       3

Consolidated Balance Sheet
  As of 6/30/00 & 12/31/99                                              4 & 5

Statement of Cash Flows
  Six months ended 6/30/00 & 6/30/99                                        6

Management's Discussion of Statement of
  Income and Financial Condition                                       7 - 11

PART II - OTHER INFORMATION & SIGNATURES                                   12

Financial Data Summary                                                     13



                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)


                                      FOR THREE MONTHS ENDED  FOR SIX MONTHS ENDED
                                      ----------------------  --------------------

                                       June 30,    June 30,    June 30,    June 30,
                                        2000         1999        2000        1999
                                        ----         ----        ----        ----

Gross Film Receipts                   $      0    $      0    $      0    $      0
  Less: Amortized Film Costs          $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------
Net Film Receipts                     $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

General and Administrative Expenses   $  8,308    $ 11,345    $ 18,913    $ 18,845
                                      --------    --------    --------    --------

Income (Loss) Before Other Income
  and Related Expenses                $ (8,308)   $(11,345)   $(18,913)   $(18,845)
                                      --------    --------    --------    --------

Other Income (Loss)                   $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

Income (Loss)                         $ (8,308)   $(11,345)   $(18,913)   $(18,845)
                                      ========    ========    ========    ========
Net Per Common Share                       NIL         NIL         NIL         NIL





                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 2000 and December 31, 1999)



                                     ASSETS

                                                June 30, 2000  December 31, 1999
                                                 (UNREVIEWED)     (AUDITED)
                                                -------------  -----------------


Current Assets:
  Cash and Cash Items                                $        0       $        0
Accounts Receivable:
    Trade Accounts                                            0                0
  Current Amortizable Portion
    of Film Inventory                                         0                0
                                                     ----------       ----------

Total Current Assets                                 $        0       $        0
                                                     ----------       ----------
Fixed Assets:
Property and Equipment:
  Property and Equipment                                      0                0
  Film Inventory                                      1,259,166        1,259,166
                                                     ----------       ----------
  Total Property and Equipment                        1,259,166        1,259,166
    Less: Accumulated Depreciation                            0                0
                                                     ----------       ----------

Net Property and Equipment                            1,259,166        1,259,166
                                                     ----------       ----------

Other Assets                                             25,400           25,400
                                                     ----------       ----------



TOTAL ASSETS                                         $1,284,566       $1,284,566
                                                     ==========       ==========


                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 2000 and December 31, 1999)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30, 2000    December 31, 1999
                                               (UNREVIEWED)       (AUDITED)
                                              -------------    -----------------

Current Liabilities:
  Accounts Payable                                 $   208,124      $   189,211
  Notes Payable                                         25,000           25,000
  Leases                                                 2,068            2,068
  Accrued Expenses                                      41,016           41,016
                                                   -----------      -----------

Total Current Liabilities                          $   276,208      $   257,295
                                                   -----------      -----------



Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on August 31, 2000)                           $    19,374      $    19,374
  Additional Paid-In Capital                         5,962,028        5,962,028
                                                   -----------      -----------

  Total Paid-In Capital                              5,981,402        5,981,402

Accumulated Deficit                                 (4,973,044)      (4,954,131)
                                                   -----------      -----------

Total Stockholders' Equity                           1,008,358        1,027,271
                                                   -----------      -----------



TOTAL LIABILITIES ANDb
  STOCKHOLDERS' EQUITY                             $ 1,284,566      $ 1,284,566
                                                   ===========      ===========




                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
                Six Months Ended June 30, 2000 and June 30, 1999


                                                     Six Months      Six Months
                                                       Ended           Ended
                                                   JUNE 30, 2000   JUNE 30, 1999
                                                   -------------   -------------
Operating Activities:

  Net Income (Loss)                                    $(18,913)       $ (7,500)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                            0               0
     (Increase)Decrease in Accounts
      Receivable                                              0               0
     (Increase)Decrease in Prepaid
      Expenses                                                0               0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses                       18,913          32,500
     Amortization of Film Costs                               0               0
                                                       --------        --------
         Net Cash Provided (Used)                      $      0        $ 25,000
                                                       --------        --------

Investing Activities:
     Additional Film Inventory                         $      0        $      0
     Investment in Web site                                   0          25,000
                                                       --------        --------

         Net Cash Provided (Used)                      $      0        $(25,000)
                                                       --------        --------


Financing Activities:

         Net Cash Provided (Used)                      $      0        $      0
                                                       --------        --------


  Increase (Decrease) In Cash
    and Cash Equivalents                               $      0        $      0
  Cash and Cash Equivalents at
    Beginning of Period                                $      0        $      0
                                                       --------        --------

      Cash and Cash Equivalents
       at End of Period                                $      0        $      0
                                                       ========        ========

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unreviewed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the six months then ended.

1(A) In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, but the film qualifies as a "low-budget" film. The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. During the quarter, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film will debut on video late in 2000. The sales agent retained to sell foreign rights to the film has taken the film to The American Film Market and Cannes Film Festivals and has begun closing sales of rights to individual foreign territories. During the quarter, the financing limited partnership continued paying the investors on their investment. The Joint Venture Agreement has been previously filed as an
Exhibit in an earlier Form 10Q for the Company and the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000, under "Film Inventory" on the Balance Sheet. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and stars in the current Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."

In 1999, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "movieplace.com." The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. The interest was purchased for $25,000.00, which The Movie Place expended to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl
R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are were annexed to the Company's Form 10-K for 1999 as exhibits. The Company hopes to develop the site into a significant Web site of interest for movie fans and as an agent for raising production funds for independent films by the Company and others. Movieplace.com intends to be a premiere Internet site for movie fans, motion picture industry professionals, stock market investors with a particular interest in entertainment, media, communications and internet stocks and investors who are interested in participating in the financing of independent motion pictures.

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

The Company is exploring various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company has been advised that, due to the recent weakness in the market for Internet stocks, an Initial Public Offering of Movieplace.com is not feasible at the present time.

Pre-production activities for the Company's next feature film, "THE GODMOTHER," began in Los Angeles on May 1, 2000. During the quarter, the casting process was initiated. The Company has obtained commitments for financing. pending the procurement of certain additional cast members, and principal photography is tentatively scheduled to begin late this year or in early 2001.

"THE GODMOTHER" is a comedy written in part by Joel and Ethan Coen, who won an academy award for "Fargo". New Sky says it has received letters of intent from Katherine Helmond ("Soap" and "Who's The Boss?") , Alex Rocco ("The Godfather II"; "Get Shorty"); and Max Casella ("Doogie Howser, M.D."; "Analyze This") to appear in the film, and that other cast members are expected to be announced during the pre-production process, which is expected to last approximately six months. The film will be Co-Executive Produced by Charles M. LaLoggia and Leonard Shapiro.

During the quarter the Company also announced the filing of registration documents for a public offering by its production partner, Bellacasa Productions, Inc., for the financing of its feature film "THE GIANT." The film examines artistic inspiration and the political turmoil surrounding Michaelangelo's carving of the David. New Sky is entitled to a producer's fee and fifteen percent (15%) of Producer's profits from the film.

The Company entered into a distribution agreement for a so-called "Director's Cut" of its feature film "LADY IN WHITE" which has been released on DVD format. All remaining outstanding distribution agreements on the film expire in 2002, at which time all rights will revert to the Company.

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


                                             NEW SKY COMMUNICATIONS, INC.


Date: August 7, 2000.                        /S/ CARL R. REYNOLDS
                                             --------------------
                                             Carl R. Reynolds President/
                                                              Treasurer/Chief
                                                              Financial Officer

/S/ CARL R. REYNOLDS
--------------------

DIRECTOR
--------

AUGUST 7, 2000
--------------
   Date