Form 10-Q
period 2000-09-30
NEW SKY COMMUNICATIONS INC
filed 2000-11-14
CIK 771999

FORM 10Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended    September 30, 2000
                                   ------------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________________

Commission file number   0-14621
                         -------

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

                                 (716) 454-5490
                                 --------------
              (Registrant s telephone number, including area code)

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

Yes    X       No
      ----        ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes______________     No_______________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 193,736,923 as of November 1, 2000

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.            Item 2. Management s Discussion and
Provide the information required                Analysis of Financial Condition
by Rule 10-01 of Regulation S-X                  and Results of Operations.
(17CFR Part 210).

                                             Item 303 of Regulation S-K
                                             (Sec. 229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE(S)
                                                                     ----
Statement of Operation
Nine months ending 9/30/00 & 9/30/99                                   3

Consolidated Balance Sheet
  As of 9/30/00 & 12/31/99                                           4 & 5

Statement of Cash Flows
  Nine months ended 9/30/00 & 9/30/99                                  6

Management's Discussion of Statement of
  Income and Financial Condition                                      7 - 11

PART II - OTHER INFORMATION & SIGNATURES                               12

Financial Data Summary                                                 13


                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                  (UNAUDITED)


                                        For Three Months Ended                 For Nine Months Ended
                                        ----------------------                 ---------------------
                                 September 30, 2000  September 30, 1999 September 30, 2000  September 30, 1999
                                 ------------------  -----------------  ------------------  ------------------

Gross Film Receipts                   $     0             $     0         $      0              $      0
  Less: Amortized Film Costs          $     0             $     0         $      0              $      0
                                      -------             -------         --------              --------
Net Film Receipts                     $     0             $     0         $      0              $      0
                                      -------             -------         --------              --------

General and Administrative Expenses   $ 7,735             $ 8,240         $ 26,648              $ 27,085
                                      -------             -------         --------              --------

Income (Loss) Before Other Income
  and Related Expenses                $(7,735)            $(8,240)        $(26,648)             $(27,085)
                                      -------             -------         --------              --------

Other Income (Loss)                   $     0             $     0         $      0              $      0
                                      -------             -------         --------              --------

Income (Loss)                         $(7,735)            $(8,240)        $(26,648)             $(27.085)
                                      =======             =======         ========              ========

Net Per Common Share                    NIL                  NIL           NIL                   NIL



                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 2000 and December 31, 1999)



                                     ASSETS

                                         September 30, 2000      December 31, 1999
                                         ------------------      -----------------
                                           (Unreviewed)              (Audited)
Current Assets:
  Cash and Cash Items                       $        0               $        0
Accounts
Receivable:
    Trade Accounts                                   0                        0
  Current Amortizable Portion
    of Film Inventory                                0                        0
                                            ----------               ----------

Total Current Assets                        $        0               $        0
                                            ----------               ----------
Fixed Assets:
Property and Equipment:
  Property and Equipment                             0                        0
  Film Inventory                             1,259,166                1,259,166
                                            ----------               ----------
  Total Property and Equipment               1,259,166                1,259,166
    Less: Accumulated Depreciation                   0                        0

Net Property and Equipment                   1,259,166                1,259,166
                                            ----------               ----------
Other Assets                                    25,400                   25,400
                                            ----------               ----------


TOTAL ASSETS                                $1,284,566               $1,284,566
                                            ==========               ==========


                          NEW SKY COMMUNICATIONS, INC.
                                 BALANCE SHEET
                (As of September 30, 2000 and December 31, 1999)
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                          September 30, 2000    December 31, 1999
                                          ------------------    -----------------
                                             (Unreviewed)           (Audited)
Current Liabilities:
  Accounts Payable                          $   215,859         $   189,211
  Notes Payable                                  25,000              25,000
  Leases                                          2,068               2,068
  Accrued Expenses                               41,016              41,016
                                            -----------         -----------

Total Current Liabilities                   $   283,943         $   257,295
                                            -----------         -----------

Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on October 31, 2000)                   $    19,374         $    19,374
  Additional Paid-In Capital                  5,962,028           5,962,028
                                            -----------         -----------

  Total Paid-In Capital                       5,981,402           5,981,402

Accumulated Deficit                          (4,980,779)         (4,954,131)
                                            -----------         -----------

Total Stockholders' Equity                    1,000,623           1,027,271
                                            -----------         -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $ 1,284,566         $ 1,284,566
                                            ===========         ===========


                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
           Nine Months Ended September 30, 2000 and September 30, 1999


                                          Nine Months Ended     Nine Months Ended
                                         September 30, 2000     September 30, 1999
                                         ------------------      ------------------
Operating Activities:
  Net Income (Loss)                         $    (26,648)        $   (27,085)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                     0                   0
     (Increase)Decrease in Accounts
      Receivable                                       0                   0
     (Increase)Decrease in Prepaid
      Expenses                                         0                   0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses                26,648              52,085
     Amortization of Film Costs                        0                   0
                                            ------------         -----------
         Net Cash Provided (Used)           $          0         $    25,000
                                            ------------         -----------

Investing Activities:
     Additional Film Inventory              $          0         $         0
     Investment in Web site                            0              25,000
                                            ------------         -----------

         Net Cash Provided (Used)           $          0         $   (25,000)
                                            ------------         -----------


Financing Activities:

         Net Cash Provided (Used)          $           0         $         0


  Increase (Decrease) In Cash
    and Cash Equivalents                   $           0         $         0
  Cash and Cash Equivalents at
    Beginning of Period                    $           0         $         0
                                            ------------         -----------
      Cash and Cash Equivalents
       at End of Period                    $           0         $         0
                                           =============         ===========

                            STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unreviewed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the six months then ended.

1(A) In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, but the film qualifies as a "low-budget" film. The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. During the quarter, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film will debut on video in December 2000, under the title BLOWING SMOKE. The sales agent retained to sell foreign rights to the film is currently showing the film at the Milan Film Festival and continues closing sales of rights to individual foreign territories. The Joint Venture Agreement has been previously filed as an Exhibit in an earlier Form 10Q for the Company and the Company s 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000, under "Film Inventory" on the Balance Sheet. FREAK TALKS ABOUT SEX is a comedy starring Steve Zahn, who has recently appeared in OUT OF SIGHT and YOU VE GOT MAIL and stars in the recent Miramax film HAPPY TEXAS and Josh Hamilton, who has recently appeared in the NBC mini-series THE 60 S.

In 1999, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site movieplace.com. The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. The interest was purchased for $25,000.00, which The Movie Place expended to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl
R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are annexed to the Company s Form 10-K for 1999 as exhibits. The Company hopes to develop the site into a significant Web site of interest for movie fans and as an agent for raising production funds for independent films by the Company and others. Movieplace.com intends to be a premiere Internet site for movie fans, motion picture industry professionals, stock market investors with a particular interest in entertainment, media, communications and internet stocks and investors who are interested in participating in the financing of independent motion pictures.

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

The Company is exploring various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company has been advised that, due to the recent weakness in the market for Internet stocks, an Initial Public Offering, of Movieplace.com is not feasible at the present time.

The Company s next feature film project is "THE GODMOTHER." The Company has determined that the ultimate success of the film would be enhanced by the addition of certain cast members with greater box office appeal and that the cost of procuring such talent requires an increase in the budget of the film beyond original projections. The Company is exploring various options for obtaining the additional financing necessary to produce the film at the current budget. Therefore, pre-production on the film has been suspended temporarily.

"THE GODMOTHER" is a comedy written in part by Joel and Ethan Coen, who won an academy award for "Fargo". New Sky says it has received letters of intent from Katherine Helmond ( Soap and "Who's The Boss?") , Alex Rocco ("The Godfather II"; "Get Shorty"); and Max Casella ("Doogie Howser, M.D."; "Analyze This") to appear in the film. The film will be Co-Executive Produced by Charles M. LaLoggia and Leonard Shapiro.

The Company s production partner, Bellacasa Productions, Inc., has filed documents for a public offering for the financing of its feature film THE GIANT and is awaiting final regulatory approval. The film examines artistic inspiration and the political turmoil surrounding Michaelangelo s carving of the David. New Sky is entitled to a producer s fee and fifteen percent (15%) of Producer s profits from the film.

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

The Company has not filed Federal or New York State tax returns for the years 1992, 1993 and 1994 and has not paid any tax due for those years nor for 1995, 1996, 1997, 1998 and 1999 because of lack of funds for the preparation of the returns and the payment of tax. The Company believes no Federal tax would be due due to the Company's Page 10 continuing losses. However, the Company believes it owes New York State tax based upon capital and has been accruing estimated amounts for such tax since 1992.

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing financing to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (U.S. and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring all rights in the world , or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitability of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, Carl R. Reynolds, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and securing talent.


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


                                          NEW SKY COMMUNICATIONS, INC.


Date: November 9, 2000.                   /S/ CARL R. REYNOLDS
                                          -------------------------
                                          Carl R. Reynolds
                                          President/Treasurer/
                                          Chief Financial Officer

/S/ Carl R. Reynolds
--------------------

Director
--------------------

November 9, 2000
----------------
Date