Form 10-K
period 2000-12-31
NEW SKY COMMUNICATIONS INC
filed 2001-03-30
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                         Commission File Number 0-14621




                          NEW SKY COMMUNICATIONS, INC.
                          ----------------------------
              (Exact name of registrant as specified in its charter

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


                                 (716) 454-5490
                                 --------------
                          Registrant s telephone number

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

Yes__X__     No_____

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 ................................$3,293,512.00
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2000......................193,736,923

                                     PART 1

                                ITEM 1 - BUSINESS

New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes. The Company was organized 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, because it did not provide any of the film's financing and is not the owner of the film rights, but the film qualifies as "low-budget. The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. During the year, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film debuted on video in December 2000, under the title "BLOWING SMOKE." The sales agent retained to sell foreign rights to the film continues to take the film to festivals and closing sales of rights to individual foreign territories. To date, the investors in the film have recouped approximately one-quarter of their original investment. The Joint Venture Agreement has been previously filed as an Exhibit in the Company s 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000.00, under "Film Inventory" on the Balance Sheet. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and stars in the Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."


During the first quarter of 1999, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site http://www.movieplace.com. The Web site features movie reviews and interviews with movie stars by nationally syndicated movie reviewer Mike Cidoni, along with links to movie trailers and movie showing times around the country. The interest was purchased for $25,000.00, which The Movie Place expended to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. Mr. Reynolds and Charles M. LaLoggia, a former President of the Company, and an outside investor have lent an additional $75,000.00 to Movieplace.com, Inc. for working capital for a twenty-seven percent (27%) equity interest in Movieplace.com, Inc. from the owners of Movieplace stock, not including the Company. During 2000, Mr. Reynolds loaned an additional $25,000.00 to Movieplace.com for working capital. The Company continues to own forty percent (40%) of Movieplace.com, Inc. common stock. Mr. Reynolds has also been elected Chairman of the Board of Directors of Movieplace.com, Inc.

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

The Company continues to explore various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company had considered that the optimal alternative was an Initial Public Offering of Movieplace.com as a stand-alone public company. Under this scenario, the Company would continue to own a stake in Movieplace.com. in the form a shares of a publicly-traded company. The recent deterioration of the market for tech stocks, and Internet stocks in particular, has made the placing of an IPO for Movieplace untenable at this time. There can be no assurance that any Initial Public Offering will take place, or that if it takes place, it would be successful.

In 2000, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called Director's Cut of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in 2000. The Company carries its direct film costs as an asset on the Balance Sheet under "Film Inventory". (See Notes to financial statements). In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company has elected to adopt this rule for 2000 and is writing down the remaining unamortized film inventory in "LADY IN WHITE." All rights to the film revert to the Company in 2003 and the Company believes there will be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER." At year-end the accumulated development cost of the film was capitalized at $26,772. The Company was prepared to proceed with production of the film in 2000 but subsequently determined that due to difficult current independent film market conditions a higher amount of budget allocated to cast would be prudent and, therefore, the proposed budget was inadequate to obtain a more recognizable cast deemed necessary to enhance the film's potential success. The Company is investigating various alternatives for financing the film, including a reverse-split of its stock and a secondary offering of shares to the public.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT", in 2000. The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo s carving of the David. During 2000, Bellacasa filed registration documents for a public offering to finance the production of the film, which, to date, has not been successfully completed due in large part to the recent downturn in the stock market. At year-end the accumulated development cost was $750,000. The Company is entitled to a Producer's fee of $750,000 and fifteen percent (15%) of Producer's profits, if the film is produced. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company has elected to adopt this rule for 2000 and is writing down the remaining unamortized film inventory in "THE GIANT."

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company receives a priority repayment of its investment and has the personal guarantee of the producer of the film. During 2000, the Company received no proceeds from the film's producer, keeping the Company's investment to $108,610 at year-end. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company has elected to adopt this rule for 2000 and is writing down its investment in GRAVE SECRETS.

The Company also issued 10,000,000 common shares of the Company in 1997, with restrictive legend, to Carl R. Reynolds, the President and Chairman to compensate him for failing to receive regular compensation for over three years in the amount of $72,000.00. The market value of the stock at the time of issuance was $50,000.00.

The Company has filed corporate income tax returns, federal and New York State, for the years ended December 31, 2000, 1999, 1998, 1997, 1996 and 1995 but has not filed for years ending December 31, 1992, 1993 and 1994. It has not paid any tax due for any of these years. Although the Company believes there is no federal tax liability for those years, due to its continuing losses, there is tax liability to the State of New York. The Company has not paid those taxes for lack of funds. The Company reports the expected tax liability as an "Accrued Expense".

The Company experienced no material Year 2000 event or cost, before or after year-end as the Company's records are not computerized. The Company also experienced no Y2K problem by third party vendors and licensees of its films already in release.

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing funds to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (US and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring the world (all rights), or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitability of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, Carl R. Reynolds, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and talent.

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


                               ITEM 2 - PROPERTIES

The Company currently rents no office space, but is provided office space by it's President at no charge to the Company at the current time.


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

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

The Company lacked sufficient funds to hold a shareholders' meeting in 2000. Therefore, no matters were submitted to the shareholders for a vote. The Company does intend to hold a shareholders meeting in 2001.

Page 6
                                     PART II

                 ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

Effective October 25, 1989, the Company's stock was deleted from NASDAQ listing. Since that date, the Company's stock trading has been reported on the National Daily Quotation Listing Service, or "bulletin board".

                                   High Bid          Low Bid
                                   --------          -------
   First Quarter 2000               $  .47           $ .0215
   Second Quarter 2000              $ .195           $ .0425
   Third Quarter 2000               $ .052           $  .025
   Fourth Quarter 2000              $  .03           $  .015

The approximate number of shareholders of common stock is 4,500 as of December 31, 2000.

During the 1999, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site http://www.movieplace.com. The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. The Promissory Note and Agreement have previously been filed as exhibits to the 1999 Form 10-K. Mr. Reynolds and Charles M. LaLoggia, a former President of the Company, along with another investor, have lent an additional $75,000.00 to Movieplace.com, Inc. for working capital for a twenty-seven percent (27%) equity interest in Movieplace.com, Inc. from the owners of Movieplace stock, not including the Company. During 2000, Mr. Reynolds loaned an additional $25,000.00 to Movieplace.com for working capital. The Company continues to own forty percent (40%) of Movieplace.com, Inc. common stock. Mr. Reynolds has also been elected Chairman of the Board of Movieplace.com, Inc.

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

The Company also issued 10,000,000 unregistered common shares of the Company on March 13, 1997 to Carl R. Reynolds, the President and Chairman, to compensate him for failing to receive regular compensation for over three years, in the amount of $72,000.00.

The market value of the stock at the time of issuance was $50,000.00

The Company has never paid a dividend on its common stock.

The Company has 200,000,000 shares authorized to issue and 193,736,923 outstanding.

Page 8
                         ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information of New Sky Communications, Inc. for each of the five years ended December 31, 2000, 1999, 1998, 1997 and 1996. This table should be read in conjunction with other financial information of New Sky Communications, Inc., including "Management's Discussion and Analysis" and financial statements included elsewhere herein.



                                                 YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------

                             2000           1999            1998         1997          1996
                             ----           ----            ----         ----          ----

Net Sales               $         0    $         0    $         0    $    25,946    $    13,729
Income (loss) from
continuing operations    (1,093,859)       (34,870)       (71,337)      (454,562)      (157,416)

Income (loss) from
continuing operations
per share (A)                   NIL            NIL            NIL            NIL            NIL

Cash Dividends                 NONE           NONE           NONE           NONE           NONE

Net working capital        (294,523)      (259,295)      (197,425)      (147,582)      (142,225)

Total assets                225,935      1,284,566      1,259,566      1,251,116      1,508,415

Long-term debt                    0              0              0              0              0

Note A: Amounts are not presented as such amounts were less than $ .01 per share.



                  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

During the year, the Company received no distribution royalties for "LADY IN WHITE".

During 2000, the Company received no funds from Planet Productions, Inc. from receipts on the film "GRAVE SECRETS".

The Company received no funds from its profit participation in the feature film "FREAK TALKS ABOUT SEX" during 2000.

The Company has no liquidity or capital resources and is dependent on revenue streams from previously released films, the recently completed co-production of "FREAK TALKS ABOUT SEX" and future productions, if any, possible secondary offerings of its securities to provide liquidity and capital and loans from its management.

The variability in Costs and Expenses Applicable to Sales & Revenue and resultant variability in Net Loss on the Income Statements in 2000, 1999, 1998 and 1997 is due to variations in writedowns of Film Inventory. See Item 1. Business.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  The following documents are filed as part of this report:

    1.   Financial Statements:

        Statements of Income - Year ended December 31, 1999 and
        December 31, 2000.

        Statement of Stockholders Equity - December 31, 1999 and
        December 31, 2000.

        Statement of Cash Flows - Years ended December 31, 1999 and December 31, 2000.

        Notes to Financial Statements

        Balance Sheet - December 31, 1999 and December 31, 2000.

                                Michael F. Cronin
                           Certified Public Accountant
                             1574 Eagle Nest Circle
                            Winter Springs, FL 32708
                                  407-977-9057


Shareholders
New Sky Communications, Inc.
Rochester, New York

I have audited the accompanying balance sheet of New Sky Communications, Inc. as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for the years and then ended. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sky Communications, Inc. as of December 31, 2000 and 1999 and the results of its operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


March 22, 2001

Michael F. Cronin
Certified Public Accountant

================================================================================


New Sky Communications, Inc,
Balance Sheet


                                                 Dec 31, 2000      Dec. 31, 1999
                                                 ------------      -------------


                                     ASSETS

Current Assets:
Cash & Cash Equivalents                            $         0      $         0
Prepaid Expenses                                             0                0
Total Current Assets                                         0                0

Film Inventory                                         225,535        1,284,166
Other Assets                                               400              400

Total Assets                                       $   225,935      $ 1,284,566
                                                   -----------      -----------
LIABILITIES & EQUITY

Current Liabilities:
Trade Accounts Payable                             $   223,939      $   189,211
Accrued Expenses                                        70,584           70,084
                                                   -----------      -----------
Total Current Liabilities                              294,523          259,295


Stockholders' Equity:
Common Stock-193,736,923 Shares Issued                  19,374           19,374
Additional Paid In Capital                           5,962,028        5,962,028
Accumulated Deficit                                 (6,049,990)      (4,956,131)
                                                   -----------      -----------
Total Stockholders' Equity                             (68,588)       1,025,271

Total Liabilities & Stockholders' Equity           $   225,935      $ 1,284,566
                                                   -----------      -----------

See Notes to Financial Statements

================================================================================


New Sky Communications, Inc,
Statement of Operations

                                                 Dec 31, 2000      Dec. 31, 1999
                                                 ------------      -------------
Net Sales                                        $           0    $           0
Costs Applicable to Sales & Revenue                  1,058,631                0
                                                  ------------    -------------
Gross Profit                                        (1,058,631)               0

Selling, General & Administrative Expenses              34,728           34,871
Depreciation                                                 0                0
Bad Debts                                                    0                0
(Loss) Before Other Income Taxes                    (1,093,359)         (34,871)

Investment Income                                            0                0
                                                  ------------    -------------
(Loss) Before Income Taxes                          (1,093,359)         (34,871)

Income Taxes                                               500            2,000
                                                  ------------    -------------

Net Loss                                         ($  1,093,859)   ($     36,871)
                                                  ------------    -------------

Basic Net Loss Per Share                                   NIL              NIL

Weighted Average Common Shares Outstanding         193,736,923      193,736,923



See Notes to Financial Statements.

================================================================================

New Sky Communications, Inc,
Statement of Cash Flows                           Dec. 31, 2000    Dec. 31, 1999
                                                  -------------    -------------




Deficit During Development Stage                   ($1,093,859)     ($   36,871)
Depreciation & Amortization                          1,058,631                0
A/P & Accrued Expenses                                  35,228           36,871
                                                   -----------      -----------
Cash Generated by Operating Activities                       0                0



Change in Cash                                               0                0
Beginning Cash                                               0                0
                                                   -----------      -----------
Ending Cash                                        $         0      $         0
                                                   -----------      -----------


See Notes to Financial Statements.


====================================================================================================================

New Sky Communications, Inc,
Statement of Changes in Stockholders' Equity

                                        Common Stock
                                  Shares        Par Value       Additional      Accumulated
                                                              Paid In Capital     Deficit


Balance  December 31, 1998     193,736,923    $      19,374   $   5,962,028   ($  4,919,261)

Net Loss December 31, 1999                                                    ($     36,870)
                                                                              -------------
  Balance                      193,736,923    $      19,374   $   5,962,028   ($  4,956,131)

Net Loss December 31, 2000                                                    ($  1,093,859)
                                                                              -------------
  Balance                      193,736,923    $      19,374   $   5,962,028   ($  6,049,990)
                                                                              -------------








See Notes to Financial Statements.


                                    Page F-5

                          NEW SKY COMMUNICATIONS, INC.
                   Summary of Significant Accounting Policies
                                December 31, 2000



Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash & Cash Equivalents
     For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.


Property & Equipment
     Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally 10 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.


Revenue Recognition
     Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed.

Stock Based Compensation
     Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25 but has made the required SFAS 123 pro forma disclosures in accordance with SFAS 123.

Fair Value of Financial Instruments
     Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 1998. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

                          NEW SKY COMMUNICATIONS, INC.
                   Summary of Significant Accounting Policies
                                December 31, 2000


 Earnings Per Common Share
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is antidilutive.

Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Impairment of Long Lived Assets
     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long lived assets used in operations and goodwill when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the asset.



Recent Accounting Pronouncements
     Effective for periods beginning after December 15, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about segment of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income , its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating statements in interim financial statements issued to the public. The Company has not determined the impact adoption of these new accounting standards will have on its future financial statements and disclosures.

                          NEW SKY COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000




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



                                         Dec 31,2000      Dec 31,1999
                                         -----------      -----------
Films Released                                $    0       $  308,631
Films in Process                             167,763          917,763
Story Rights & Scenarios                      57,772           57,772
                                         -----------      -----------
Total Film Inventory                       $ 225,535      $ 1,284,166
                                         ===========      ===========

         B. Income Taxes.

The Corporation has $ 5,800,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2014. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit.

Page 11
                      ITEM 9 - DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.


                                    PART III

     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of the Directors and Executive Officers of the Company are as follows:

      Name                Age         Position
      ----                ---         --------

Carl R. Reynolds          53     Chairman of the Board
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

All Directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The executive officers of the Company are elected by the Board of Directors and hold office at the will of the Board. The Company has not held an annual meeting since 1989 due to lack of funds to hold such a meeting. The Company does intend to hold a shareholders meeting in 2001.

The Company presently has no Executive Committee or Audit Committee.

                        ITEM 11 - EXECUTIVE COMPENSATION

The executives of the Company received compensation in the following amounts:

                                          Annual             Long Term
         Name               Year    Cash Compensation    Non-Cash  Compensation
Carl R. Reynolds
President, Director        2000         $    0              $    0      None
                           1999         $    0              $    0      None
                           1998         $    0              $    0      None


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and any by all officers and directors as a group as of December 31, 2000.

                                           Common              % Common
                                           Shares                Shares
  Name                                     Owned                  Owned
  ----                                     -----                  -----

Carl R. Reynolds                       8,000,000                 4.1%
100 Caversham Woods
Pittsford, New York 14534

All Officers & Directors
& Principal Shareholders
as a Group                             8,000,000                 4.1%

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site http://www.movieplace.com. The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are incorporated here in by reference from the Form 10-K of the Company for December 31, 1999 annexed hereto as exhibits. Mr. Reynolds and Charles M. LaLoggia, a former President of the Company, and another investor, have lent an additional $75,000.00 to Movieplace.com, Inc. for working capital for a twenty-seven percent (27%) equity interest in Movieplace.com, Inc. from the owners of Movieplace stock, not including the Company. During 2000, Mr. Reynolds loaned an additional $25,000.00 to Movieplace.com for working capital. The Company continues to own forty percent (40%) of Movieplace.com, Inc. common stock. Mr. Reynolds has also been elected Chairman of the Board of Movieplace.com, Inc.

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

Of the Company's total liabilities, $202,609 is due and owing to its President, Carl R. Reynolds, for loans to the Company, expenses paid by him on behalf of the Company and accrued payroll for over six years.

                    ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS
                                 AND SIGNATURES


(a) The following documents are filed as part of this report:

                                                                         Page(s)
                                                                         -------
    1.   Financial Statement Schedules:  For the years                   F1 - F8
         ended December 31, 1997, December 31, 1998,
         December 31, 1999 and December 31, 2000 in accordance with Rule 5.04 of regulation S-X.
         All other schedules are omitted because they are not applicable or required information is shown in financial statements or notes thereto.

    2.     Exhibits:

         1. Agreement dated July 31, 1997 with Starr Securities,
            Inc. (incorporated by reference from Company's
            Form 10Q for September 30, 1997).

         2. Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company's Form 10Q for March 31,
            1997).

         3. Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company's Form 10Q for June 30, 1996).

         4. Agreement dated May 12, 1997, between New Sky
             Communications, Inc. and Syracuse Film Productions, LLC (incorporated by reference from the Company s Form 10-K for December 31, 1997).

         5. Promissory Note dated March 24, 1999 from New Sky
             Communications, Inc. to Carl R. Reynolds (incorporated by reference form Company s Form 10K for December 31, 1999).

         6. Agreement dated March 22, 1999 between New Sky
             Communications, Inc. and Movieplace.com (incorporated by reference from Company s Form 10-K for December 31, 1999).

    3. Financial Statement Schedules - The required schedules are filed herewith and incorporated by reference.

    4.   Form 8-K - No Form 8-K was filed during 2000.

Page 16
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   NEW SKY COMMUNICATIONS, INC.
                                                   (Registrant)


                                                  By: /s/ CARL R. REYNOLDS
                                                      --------------------
                                                      Carl R. Reynolds
March 28, 2001                                        President, Chief Financial
--------------                                        & Accounting Officer
  (Date)                                              (Signature and Title)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ CARL R. REYNOLDS
--------------------
    Director
(Signature and Title)


March 28, 2001
--------------
    (Date)