Form 10-Q
period 2001-03-31
NEW SKY COMMUNICATIONS INC
filed 2001-05-14
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period endedMarch 31, 2001
OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                          Commission file number0-14621

                          NEW SKY COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


    New York                                                 16-1229730
    --------                                                 ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                               Number)

       731 Powers Building, 16 West Main Street, Rochester, New York 14614
                    (Address of principal executive offices)

                                 (716) 454-5490
              (Registrant s telephone number, including area code)

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
Yes            No
   ---           ---

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  193,736,923 as of May 1, 2000

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

Item 2. Management s Discussion and Analysis of Financial Condition

         Provide the information required by Rule 10-01 of Regulation S-X and Results of Operations. (17CFR Part 210).

Item 303 of Regulation S-K (Sec. 229.303 of this chapter).

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION






                                                          PAGE(S)

Statement of Operations
  Three months ending 3/31/01 & 3/31/00                     3

Consolidated Balance Sheet
  As of 3/31/01 & 12/31/00                                4 & 5

Statement of Cash Flows
  Three months ended 3/31/01 & 3/31/00                      6

Management's Discussion of Statement of
  Income and Financial Condition                          7 - 11

PART II - OTHER INFORMATION & SIGNATURES                    12

Financial Data Summary                                      13


NEW SKY COMMUNICATIONS, INC.
STATEMENT OF INCOME (LOSS)
(UNREVIEWED)


                                                      FOR THREE MONTHS ENDED
                                                   MARCH 31, 2001   MARCH 31, 2000
                                                   --------------   --------------

Gross Film Receipts                                     $     0        $      0
  Less: Amortized Film Costs                            $     0        $      0

Net Film Receipts                                       $     0        $      0


General and Administrative Expenses                     $ 8,850        $ 10,605


Income (Loss) Before Other Income
  and Related Expenses                                  $(8,850)       $(10,605)


Other Income (Loss)                                     $     0        $      0


Income (Loss)                                           $(8,850)       $(10,605)



Net Per Common Share                                        NIL             NIL







NEW SKY COMMUNICATIONS, INC.
BALANCE SHEET
(As of March 31, 2001 and December 31, 2000)


                                     ASSETS
                                     ------

                                                       MARCH 31,       DECEMBER 31,
                                                          2001             2000
                                                      (Unreviewed)       (Audited)
                                                       ---------       ------------
Current Assets:
  Cash and Cash Items                                   $      0        $      0
Accounts Receivable:
    Trade Accounts                                             0               0
  Current Amortizable Portion
    of Film Inventory                                          0               0

Total Current Assets                                    $      0        $      0
Fixed Assets:
Property and Equipment:
  Property and Equipment                                       0               0
  Film Inventory                                         200,535         200,535
  Total Property and Equipment                           200,535         200,535
    Less: Accumulated Depreciation                             0               0

Net Property and Equipment                               200,535         200,535


Other Assets                                              25,400          25,400




TOTAL ASSETS                                            $225,935        $225,935



NEW SKY COMMUNICATIONS, INC.
BALANCE SHEET
(As of March 31, 2001 and December 31, 2000)
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,        December 31,
                                                         2001              2000
                                                      ---------        ------------
                                                     (Unreviewed)        (Audited)

Current Liabilities:
  Accounts Payable                                 $    24,065      $    22,565
  Due to Related Party                                 233,724          226,374
  Leases                                                 2,068            2,068
  Accrued Expenses                                      41,516           41,516

Total Current Liabilities                          $   301,373      $   292,523

Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on March 31, 2001)                            $    19,374      $    19,374
  Additional Paid-In Capital                         5,962,028        5,962,028

  Total Paid-In Capital                              5,981,402        5,981,402

Accumulated Deficit                                 (6,056,840)      (6,047,990)

Total Stockholders' Equity                             (75,438)         (66,588)



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $   225,935      $   225,935



 NEW SKY COMMUNICATIONS, INC.
 Statement Of Cash Flows
 Three Months Ended March 31, 2001 and March 31, 2000
  Unreviewed


                                              Three Months Ended    Three Months Ended
                                               March  31, 2001        March  31, 2000
                                               ---------------        ---------------
Operating Activities:

  Net Income (Loss)                                 $(8,850)       $(10,605)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                        0               0
     (Increase)Decrease in Accounts
      Receivable                                          0               0
     (Increase)Decrease in Prepaid
      Expenses                                            0               0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses                    8,850          10,605
     Amortization of Film Costs                           0               0
         Net Cash Provided (Used)                   $     0        $      0

Investing Activities:
     Additional Film Inventory                      $     0        $      0
     Investment in Web site                               0               0


         Net Cash Provided (Used)                   $     0        $      0


Financing Activities:

         Net Cash Provided (Used)                   $     0        $      0


  Increase (Decrease) In Cash
    and Cash Equivalents                            $     0        $      0
  Cash and Cash Equivalents at
    Beginning of Period                             $     0        $      0


      Cash and Cash Equivalents
       at End of Period                             $     0        $      0


STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unreviewed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three months then ended.

1(A) New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes. The Company was organized 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, because it did not provide any of the film s financing and is not the owner of the film rights, but the film qualifies as "low-budget. The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. During the year, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film debuted on video in December 2000, under the title BLOWING SMOKE. The sales agent retained to sell foreign rights to the film continues to take the film to festivals and closing sales of rights to individual foreign territories. To date, the investors in the film have recouped approximately one-quarter of their original investment. The Joint Venture Agreement has been previously filed as an Exhibit in the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000.00, under "Film Inventory" on the Balance Sheet. FREAK TALKS ABOUT SEX is a comedy starring Steve Zahn, who has recently appeared in OUT OF SIGHT and YOU VE GOT MAIL and stars in the Miramax film HAPPY TEXAS and Josh Hamilton, who has recently appeared in the NBC mini-series THE 60'S.

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

The Company continues to explore various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company had considered that the optimal alternative was an Initial Public Offering of Movieplace.com as a stand-alone public company. Under this scenario, the Company would continue to own a stake in Movieplace.com. in the form a shares of a publicly-trading company. The deterioration of the market for tech stocks, and Internet stocks in particular, has made the placing of an IPO for Movieplace untenable at this time. There can be no assurance that any Initial Public Offering will take place, or that if it takes place, it would be successful.

In the quarter, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called Director s Cut of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in the quarter. The Company carries its direct film costs as an asset on the Balance Sheet under Film Inventory". In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in LADY IN WHITE. All rights to the film revert to the Company in 2003 and the Company believes there will be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER. At the end of the quarter the accumulated development cost of the film was capitalized at $26,772. The Company was prepared to proceed with production of the film in 2000 but subsequently determined that due to difficult current independent film market conditions a higher amount of budget allocated to cast would be prudent and, therefore, the proposed budget was inadequate to obtain a more recognizable cast deemed necessary to enhance the film s potential success. The Company is investigating various alternatives for financing the film, including a reverse-split of its stock and a secondary offering of shares to the public.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT". The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo s carving of the David. During 2000, Bellacasa filed registration documents for a public offering to finance the production of the film, which, to date, has not been successfully completed due in large part to the recent downturn in the stock market. In 2000 the accumulated development cost was $750,000. The Company is entitled to a Producer s fee of $750,000 and fifteen percent (15%) of Producer s profits, if the film is produced. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in THE GIANT.

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company is to receive a priority repayment of its investment and has the personal guarantee of the producer of the film. During the first quarter, the Company received no proceeds from the film's producer. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. Since further revenues appear unlikely the Company elected to adopt this rule for 2000 and wrote down its investment in GRAVE SECRETS.

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

This report contains forward-looking statements regarding expectations for future financial performance which involve uncertainty and risk. It is possible the Company s future financial performance may differ from expectations due to a variety of factors including, but not limited to, changes in economic and business conditions in the world, increased competitive activity, achieving sales levels to fulfill revenue expectations, consolidation among its competitors and customers, technology advancements, unexpected costs and charges, fluctuations in supply costs, adequate funding for plans, changes in interest and foreign exchange rates, regulatory and other approvals and failure to implement all plans, for whatever reason. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prospective investors are cautioned that such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. The Company makes no commitment to update any forward-looking statement included herein, or disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.



 .


1(B)  Financial Condition -

1. Working capital is inadequate. (Current Ratio is nil)

2. The Company has an outstanding loans and debts to its Chairman and President, Carl R. Reynolds in the amount of $233,724.00 and current payables and accrued expenses.

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


                                   NEW SKY COMMUNICATIONS, INC.


Date: May 14, 2001.               /S/ Carl R. Reynolds
                                  Carl R. Reynolds
                                  President/Treasurer/
                                  Chief Financial Officer

                                   /s/ Carl R. Reynolds

                                   Director





May 14, 2001
------------
   Date