Form 10-Q
period 2001-06-30
NEW SKY COMMUNICATIONS INC
filed 2001-08-10
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                  SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001
                               -------------
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the transition period from_________________ to ___________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                193,736,923 as of August 1, 2001

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Statement of Operations
  Six months ending 6/30/01 & 6/30/00                                          3

Consolidated Balance Sheet
  As of 6/30/01 & 12/31/00                                                 4 & 5

Statement of Cash Flows
  Six months ended 6/30/01 & 6/30/00                                           6

Management's Discussion of Statement of
  Income and Financial Condition                                          7 - 11

PART II - OTHER INFORMATION & SIGNATURES                                      12

Financial Data Summary                                                        13


                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                  (UNREVIEWED)


                                      FOR THREE MONTHS ENDED    FOR SIX MONTHS ENDED
                                      ----------------------    --------------------
                                        June 30,  June 30,     June 30,   June 30,
                                         2001       2000        2001        2000

Gross Film Receipts                   $      0    $      0    $      0    $      0
  Less: Amortized Film Costs          $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------
Net Film Receipts                     $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

General and Administrative Expenses   $  7,962    $  8,308    $ 16,812    $ 18,913
                                      --------    --------    --------    --------

Income (Loss) Before Other Income
  and Related Expenses                $ (7,962)   $ (8,308)   $(16,812)   $(18,913)
                                      --------    --------    --------    --------

Other Income (Loss)                   $      0    $      0    $      0    $      0
                                      --------    --------    --------    --------

Income (Loss)                         $ (7,962)   $ (8,308)   $(16,812)   $(18,913)
                                      ========    ========    ========    ========

Net Per Common Share                    NIL         NIL         NIL         NIL
                                      ========    ========    ========    ========





                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 2001 and December 31, 2000)



                                     ASSETS

                                         June 30, 2001         December 31, 2000
                                          (UNREVIEWED)             (AUDITED)
                                          ------------         -----------------


Current Assets:
  Cash and Cash Items                         $      0                  $      0
Accounts Receivable:
    Trade Accounts                                   0                         0
  Current Amortizable Portion
    of Film Inventory                                0                         0
                                              --------                  --------

Total Current Assets                          $      0                  $      0
                                              --------                  --------
Fixed Assets:
Property and Equipment:
  Property and Equipment                             0                         0
  Film Inventory                               200,535                   200,535
                                              --------                  --------
  Total Property and Equipment                 200,535                   200,535
    Less: Accumulated Depreciation                   0                         0
                                              --------                  --------

Net Property and Equipment                     200,535                   200,535
                                              --------                  --------

Other Assets                                    25,400                    25,400
                                              --------                  --------



TOTAL ASSETS                                  $225,935                  $225,935
                                              ========                  ========






                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 2001 and December 31, 2000)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30, 2001   December 31, 2000
                                               (UNREVIEWED)          (AUDITED)
                                               -------------   -----------------

Current Liabilities:
  Accounts Payable                             $    25,665        $    22,565
  Due to Related Party                             240,086            226,374
  Leases                                             2,068              2,068
  Accrued Expenses                                  41,516             41,516
                                               -----------        -----------

Total Current Liabilities                      $   309,335        $   292,523
                                               -----------        -----------



Stockholders' Equity:
  Common Stock $.0001 Par Value
    200,000,000 Shares Authorized
    193,736,923 Shares Issued and
     Outstanding (193,736,923 Shares
     on June 30, 2001)                         $    19,374        $    19,374
  Additional Paid-In Capital                     5,962,028          5,962,028
                                               -----------        -----------

  Total Paid-In Capital                          5,981,402          5,981,402

Accumulated Deficit                             (6,064,802)        (6,047,990)
                                               -----------        -----------

Total Stockholders' Equity                         (83,400)           (66,588)
                                               -----------        -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $   225,935        $   225,935
                                               ===========        ===========





                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
                Six Months Ended June 30, 2001 and June 30, 2000
                                   Unreviewed

                                         Six Months Ended  Six Months Ended
                                           JUNE 30, 2001    JUNE 30, 2000
                                           -------------    -------------
Operating Activities:

  Net Income (Loss)                           $(16,812)    $(18,913)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                   0            0
     (Increase)Decrease in Accounts
      Receivable                                     0            0
     (Increase)Decrease in Prepaid
      Expenses                                       0            0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses              16,812       18,913
     Amortization of Film Costs                      0            0
                                              --------     --------
         Net Cash Provided (Used)             $      0     $      0
                                              --------     --------

Investing Activities:
     Additional Film Inventory                $      0     $      0
     Investment in Web site                          0            0
                                              --------     --------

         Net Cash Provided (Used)             $      0     $      0
                                              --------     --------


Financing Activities:

         Net Cash Provided (Used)             $      0     $      0
                                              --------     --------


  Increase (Decrease) In Cash
    and Cash Equivalents                      $      0     $      0
  Cash and Cash Equivalents at
    Beginning of Period                       $      0     $      0
                                              --------     --------

      Cash and Cash Equivalents
       at End of Period                       $      0     $      0
                                              ========     ========


                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unreviewed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the six months then ended.

1(A) New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes. The Company was organized 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, because it did not provide any of the film's financing and is not the owner of the film rights, but the film qualifies as "low-budget." The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. During the year, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film debuted on video in December 2000, under the title "BLOWING SMOKE." The sales agent retained to sell foreign rights to the film continues to take the film to festivals and closing sales of rights to individual foreign territories. To date, the investors in the film have recouped approximately one-quarter of their original investment. The Joint Venture Agreement has been previously filed as an Exhibit in the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000.00, under "Film Inventory" on the Balance Sheet. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and stars in the Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."

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

In the quarter, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called "Director's Cut" of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in the quarter. The Company carries its direct film costs as an asset on the Balance Sheet under "Film Inventory". In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "LADY IN WHITE." All rights to the film revert to the Company in 2003 and the Company believes there will be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER." At the end of the quarter the accumulated development cost of the film was capitalized at $26,772. The Company was prepared to proceed with production of the film in 2000 but subsequently determined that, due to difficult current independent film market conditions, a higher amount of budget allocated to cast would be prudent and, therefore, the proposed budget was inadequate to obtain a more recognizable cast deemed necessary to enhance the film's potential success. The Company has proposed, at its annual shareholders' meeting to be held August 22, 2001, a reverse 1:200 stock split of the common stock of the Company in preparation for a secondary offering of stock or private placement of stock to raise the financing required to produce "THE GODMOTHER" and develop Movieplace.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT". The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo's carving of the David. During 2001, Bellacasa re-filed registration documents for a public offering to finance the production of the film. In 2000 the accumulated development cost was $750,000. The Company is entitled to a Producer's fee of $750,000 and fifteen percent (15%) of Producer's profits, if the film is produced. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "THE GIANT."

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company is to receive a priority repayment of its investment and has the personal guarantee of the producer of the film. During the first quarter, the Company received no proceeds from the film's producer. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. Since further revenues appear unlikely the Company elected to adopt this rule for 2000 and wrote down its investment in "GRAVE SECRETS."

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



 .


1(B)  Financial Condition -

         1. Working capital is inadequate. (Current Ratio is nil). Without additional capital the Company cannot pursue any of its business plans and may have to cease operations.

         2. The Company has an outstanding loans and debts to its Chairman and President, Carl R. Reynolds in the amount of $240,086.00 and current payables and accrued expenses.

                                     PART II
                        Other Information and Signatures

                          NEW SKY COMMUNICATIONS, INC.

Item 1.  Legal Proceedings  -  None.

Item 2.  Change in Security  -  None.

Item 3.  Defaults upon Senior Securities  -  None.

Item 4. Submission of matters to a vote of securities holders - Annual meeting of shareholders is scheduled for August 22, 2001.

Item 5.  Other information  - None.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NEW SKY COMMUNICATIONS, INC.


Date: August 8, 2001.                           /S/ CARL R. REYNOLDS
                                                --------------------
                                                Carl R. Reynolds President/
                                                     Treasurer/Chief Financial &
                                                     Accounting Officer

/S/ CARL R. REYNOLDS
--------------------
DIRECTOR
--------

AUGUST 8, 2001
--------------
   Date