Form 10-Q
period 2001-09-30
NEW SKY COMMUNICATIONS INC
filed 2001-11-08
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                       SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2001
                                ------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________________

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

Yes ______X_______     No _____________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  968,700 as of November 1, 2001




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

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Statement of Operations
  Nine months ending 9/30/01, 9/30/00, 9/30/99, 9/30/98                    3

Consolidated Balance Sheet
  As of 9/30/01 & 12/31/00                                               4 & 5

Statement of Cash Flows
  Nine months ended 9/30/01 & 9/30/00                                      6

Management's Discussion of Statement of
  Income and Financial Condition                                        7 - 11

PART II - OTHER INFORMATION & SIGNATURES                                 12


                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)
                                  (UNREVIEWED)


                                        FOR THREE MONTHS ENDED   FOR NINE MONTHS ENDED
                                        ----------------------   ---------------------

                                        September    September   September   September
                                         30, 2001    30, 2000    30, 2001    30, 2000

Gross Film Receipts                      $      0    $      0    $      0    $      0
  Less: Amortized Film Costs             $      0    $      0    $      0    $      0
                                         --------    --------    --------    --------
Net Film Receipts                        $      0    $      0    $      0    $      0
                                         --------    --------    --------    --------

General and Administrative Expenses      $ 20,365    $  7,735    $ 37,177    $ 26,648
                                         --------    --------    --------    --------

Income (Loss) Before Other Income
  and Related Expenses                   $(20,365)   $ (7,735)   $(37,177)   $(26,648)
                                         --------    --------    --------    --------

Other Income (Loss)                      $      0    $      0    $      0    $      0
                                         --------    --------    --------    --------

Income (Loss)                            $(20,365)   $ (7,735)   $(37,177)   $(26,648)
                                         ========    ========    ========    ========

Net Per Common Share                        NIL         NIL         NIL         NIL
                                         ========    ========    ========    ========



                                         FOR THREE MONTHS ENDED   FOR NINE MONTHS ENDED
                                         ----------------------   ---------------------

                                         September    September   September   September
                                          30, 2001    30, 2000    30, 2001    30, 2000


Gross Film Receipts                      $      0    $      0    $      0    $      0
  Less: Amortized Film Costs             $      0    $      0    $      0    $      0
                                         --------    --------    --------    --------
Net Film Receipts                        $      0    $      0    $      0    $      0
                                         --------    --------    --------    --------

General and Administrative Expenses      $  8,240    $  7,758    $ 27,085    $ 60,637
                                         --------    --------    --------    --------

Income (Loss) Before Other Income
  and Related Expenses                   $ (8,240)   $ (7,758)   $(27,085)   $(60,637)
                                         --------    --------    --------    --------

Other Income (Loss)                      $      0    $      0    $      0    $      0
                                         --------    --------    --------    --------

Income (Loss)                            $ (8,240)   $ (7,758)   $(27,085)   $(60,637)
                                         ========    ========    ========    ========

Net Per Common Share                        NIL        NIL         NIL         NIL
                                         ========    ========    ========    ========



                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 2001 and December 31, 2000)



                                     ASSETS

                                              September    December
                                              30, 2001     31, 2000
                                            (Unreviewed)  (Audited)
                                            ------------  ---------


Current Assets:
  Cash and Cash Items                         $      0     $      0
Accounts Receivable:
    Trade Accounts                                   0            0
  Current Amortizable Portion
    of Film Inventory                                0            0
                                              --------     --------

Total Current Assets                          $      0     $      0
                                              --------     --------
Fixed Assets:
Property and Equipment:
  Property and Equipment                             0            0
  Film Inventory                               258,257      200,535
                                              --------     --------
  Total Property and Equipment                 258,257      200,535
    Less: Accumulated Depreciation                   0            0
                                              --------     --------

Net Property and Equipment                     258,257      200,535
                                              --------     --------

Other Assets                                    25,400       25,400
                                              --------     --------



TOTAL ASSETS                                  $283,657     $225,935
                                              ========     ========


                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 2001 and December 31, 2000)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         September      December
                                         30, 2001       31, 2000
                                       (UNREVIEWED)    (AUDITED)
                                       ------------   ----------

Current Liabilities:
  Accounts Payable                    $     96,047    $    22,565
  Due to Related Party                     247,791        226,374
  Leases                                     2,068          2,068
  Accrued Expenses                          41,516         41,516
                                       -----------    -----------

Total Current Liabilities              $   387,422    $   292,523
                                       -----------    -----------



Stockholders' Equity:
  Common Stock $.02 Par Value
    200,000,000 Shares Authorized
    968,700 Shares Issued and
     Outstanding (193,736,923 Shares
     on September 30, 2001)            $    19,374    $    19,374
  Additional Paid-In Capital             5,962,028      5,962,028
                                       -----------    -----------

  Total Paid-In Capital                  5,981,402      5,981,402

Accumulated Deficit                     (6,085,167)    (6,047,990)
                                       -----------    -----------

Total Stockholders' Equity                (103,765)       (66,588)
                                       -----------    -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $   283,657    $   225,935
                                       ===========    ===========



                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
           Nine Months Ended September 30, 2001 and September 30, 2000
                                   Unreviewed

                                              NINE MONTHS   NINE MONTHS
                                                 ENDED        ENDED
                                               SEPTEMBER    SEPTEMBER
                                               30, 2001      30, 2000
                                              ------------ -----------
Operating Activities:

  Net Income (Loss)                           $(37,177)    $(26,648)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                   0            0
     (Increase)Decrease in Accounts
      Receivable                                     0            0
     (Increase)Decrease in Prepaid
      Expenses                                       0            0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses              94,899       26,648
     Amortization of Film Costs                      0            0
                                              --------     --------
         Net Cash Provided (Used)             $ 57,722     $      0
                                              --------     --------

Investing Activities:
     Additional Film Inventory                $ 57,722     $      0
     Investment in Web site                          0            0
                                              --------     --------

         Net Cash Provided (Used)             $(57,722)    $      0
                                              --------     --------


Financing Activities:

         Net Cash Provided (Used)             $      0     $      0
                                              --------     --------


  Increase (Decrease) In Cash
    and Cash Equivalents                      $      0     $      0
  Cash and Cash Equivalents at
    Beginning of Period                       $      0     $      0
                                              --------     --------

      Cash and Cash Equivalents
       at End of Period                       $      0     $      0
                                              ========     ========


                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying unreviewed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the six months then ended.

1(A) New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes. The Company was organized 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, because it did not provide any of the film's financing and is not the owner of the film rights, but the film qualifies as "low-budget." The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. During the year, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film debuted on video in December 2000, under the title "BLOWING SMOKE." The sales agent retained to sell foreign rights to the film continues to take the film to festivals and closing sales of rights to individual foreign territories. To date, the investors in the film have recouped approximately one-quarter of their original investment. The Joint Venture Agreement has been previously filed as an Exhibit in the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company has capitalized the market value cost of the issuance of the stock, $100,000.00, under "Film Inventory" on the Balance Sheet. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "HAPPY TEXAS" and "SAVING SILVERMAN" and stars in the current film "JOY RIDE" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."

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

Movieplace.com intends to be the premiere Internet site for movie fans, motion picture industry professionals, stock market investors with a particular interest in entertainment, media, communications and internet stocks and investors who are interested in participating in the financing of independent motion pictures. There is no guarantee that Movieplace.com will be able to accomplish all of the goals of its business plan. There is significant competition among movie-content Web sites, many of which, have a been in existence longer and have significantly more financial resources than Movieplace.com to provide features and advertising and promotion for a Web site. The Company continues to explore various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company had considered that the optimal alternative was an Initial Public Offering of Movieplace.com as a stand-alone public company. Under this scenario, the Company would continue to own a stake in Movieplace.com. in the form a shares of a publicly-trading company. The deterioration of the market for tech stocks, and Internet stocks in particular, has made the placing of an IPO for Movieplace untenable at this time. There can be no assurance that any Initial Public Offering will take place, or that if it takes place, it would be successful. The Company is also considering acquiring the sixty percent (60%) of Movieplace.com, Inc. that it does not already own, making it wholly owned by the Company.

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

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER." At the end of the quarter the accumulated development cost of the film was capitalized at $90,494. The Company was prepared to proceed with production of the film in 2000 but subsequently determined that, due to difficult current independent film market conditions, a higher amount of budget allocated to cast would be prudent and, therefore, the proposed budget was inadequate to obtain a more recognizable cast deemed necessary to enhance the film's potential success. The Company's proposal at its annual shareholders' meeting held August 22, 2001 to reverse split the common stock of the Company 1:200 was approved by shareholders and became effective November 1, 2001. The Company's new NASDAQ trading symbol is NSCI. The reverse split of common stock will allow the Company to consider a secondary offering of stock or private placement of stock to raise the financing required to produce "THE GODMOTHER" and develop Movieplace.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT". The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo's carving of the David. During the quarter, Bellacasa re-filed registration documents for a public offering to finance the production of the film. Upon regulatory approval, the Companies will use the Movieplace.com Web site to assist in a public offering for the common stock of Bellacasa. The accumulated development cost was $750,000. The Company is entitled to a Producer's fee of $750,000 and fifteen percent (15%) of Producer's profits, if the film is produced. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "THE GIANT."

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

      2. The Company has an outstanding loans and debts to its Chairman and President, Carl R. Reynolds in the amount of $247,791.00 and current payables and accrued expenses.

                                     PART II
                        Other Information and Signatures

                          NEW SKY COMMUNICATIONS, INC.

Item 1.  Legal Proceedings  -  None.

Item 2.  Change in Security  -  None.

Item 3.  Defaults upon Senior Securities  -  None.

Item 4. Submission of matters to a vote of securities holders - Annual meeting of shareholders was held on August 22, 2001 at which a 1:200 reverse split of the common stock was approved, increasing the par value of the common stock to $.02 and reducing the outstanding common stock to 968,700 shares effective November 1, 2001. The Company's new trading symbol after the reverse split is NSCI.

Item 5.  Other information  - None.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW SKY COMMUNICATIONS, INC.


Date: November 7, 2001.                      /S/ CARL R. REYNOLDS
                                             --------------------
                                              Carl R. Reynolds
                                              President/
                                              Treasurer/Chief Financial &
                                              Accounting Officer

/S/ CARL R. REYNOLDS
----------------------

  DIRECTOR
  --------

  NOVEMBER 7, 2001
  ----------------
        Date
                                     Page 12