Form 10KSB
period 2001-12-31
NEW SKY COMMUNICATIONS INC
filed 2002-03-28
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                         Commission File Number 0-14621

                          NEW SKY COMMUNICATIONS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

    NEW YORK                                                16-1229730
    --------                                                ----------
State of Incorporation                                    I.R.S. Employer
                                                        Identification Number

                            300 BAUSCH AND LOMB PLACE
                            ROCHESTER, NEW YORK 14604
                            -------------------------
                   Address of principal and executive offices


                                 (585) 802-1174
                               -------------------
                          Registrant's telephone number

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock $.02 Par Value

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant's revenue for the fiscal year ended December 31, 2001: $0.

Aggregate market value of the voting stock held by non-affiliates of the  registrant as of December 31, 2001 .............................$360,078.00
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2001........................2,238,795

                                     PART 1

                                ITEM 1 - BUSINESS

New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes. The Company was organized 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, because it did not provide any of the film's financing and is not the owner of the film rights, but the film qualifies as "low-budget." The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. In 2000, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film debuted on video in December 2000, under the title "BLOWING SMOKE." The sales agent retained to sell foreign rights to the film continues to take the film to festivals and seeking sales of rights to individual foreign territories. To date, the investors in the film have recouped approximately one-quarter of their original investment. The Joint Venture Agreement has been previously filed as an Exhibit in the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company had capitalized the market value cost of the issuance of the stock, $100,000.00, under "Film Inventory" on the Balance Sheet. At year-end the Company has written down its investment in the film to $10,000.00. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and stars in the Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."

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

By Agreement dated December 12, 2001, the Company acquired the sixty percent (60%) balance of Movieplace.com, Inc. common stock that it did not already own for 250,000 unregistered common shares with restrictive legend of the Company and the Company assumed all of the outstanding debt of Movieplace.com, Inc. The market value of the exchanged stock was $87,500.00. The acquisition resulted in Carl R. Reynolds and Charles M. LaLoggia, both former Presidents of the Company, each acquiring 37,500 of such common shares of the Company for their ownership interests in Movieplace.com, Inc. The market value of the exchanged stock was $13,125.00 for each. A copy of the Agreement is annexed hereto as an Exhibit.

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

The Company continues to explore various options with a view toward both maximizing the value of its holdings in Movieplace.com and also toward providing Movieplace.com sufficient capital to achieve its goal of becoming the leading "brand name" among movie/entertainment web sites. The Company had considered that the optimal alternative was an Initial Public Offering of Movieplace.com as a stand-alone public company. Under this scenario, the Company would continue to own a stake in Movieplace.com. in the form a shares of a publicly-trading company. The recent deterioration of the market for tech stocks, and Internet stocks in particular, has made the placing of an IPO for Movieplace untenable at this time. There can be no assurance that any Initial Public Offering will take place, or that, if it takes place, it would be successful.

In 2001, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called "Director's Cut" of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in 2001. The Company carries its direct film costs as an asset on the Balance Sheet under "Film Inventory". (See Notes to financial statements). In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "LADY IN WHITE." All rights to the film revert to the Company in 2003 and the Company believes there will be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER." At year-end the accumulated development cost of the film was written down to $10,000.00. The Company was prepared to proceed with production of the film but determined that due to difficult current independent film market conditions a higher amount of budget allocated to cast would be prudent and, therefore, the proposed budget was inadequate to obtain a more recognizable cast deemed necessary to enhance the film's potential success. The Company is investigating various alternatives for financing the film, including a secondary offering of shares to the public.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT", in 2001. The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo's carving of the David. During 2001, Bellacasa filed registration documents for a public offering to finance the production of the film and is currently partnering with the Company's Movieplace.com Web site to assist Bellacasa in effectuating the public offering. At year-end the accumulated development cost to the Company was $750,000. The Company is entitled to a Producer's fee of $750,000 and fifteen percent (15%) of Producer's profits, if the film is produced, pursuant to the terms of an Agreement, dated July 2, 1996 with Frank LaLoggia, the President and principal shareholder of Bellacasa Productions, Inc. and from whom Bellacasa derives its rights in the film. This Agreement was filed as an Exhibit with the Company's Form 10-Q for June 30, 1996 and is incorporated herein by reference. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "THE GIANT."

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company receives a priority repayment of its investment and has the personal guarantee of the producer of the film. During 2001, the Company received no proceeds from the film's producer, keeping the Company's investment to $108,610 at year-end. In accordance with new accounting rules taking effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down its investment in "GRAVE SECRETS."

In 1997, the Company also issued 10,000,000 unregistered common shares of the Company with restrictive legend, to Carl R. Reynolds, the President and Chairman to compensate him for failing to receive regular compensation for over three years in the amount of $72,000.00. The market value of the stock at the time of issuance was $50,000.00.

The Company held an annual meeting of shareholders on August 22, 2001 in Cary, North Carolina. At that meeting a reverse 1:200 split of the Company's common stock was approved, which became effective on November 1, 2001. The Company's trading symbol changed from NSKY to NSCI on the National Daily Quotation Listing Service "bulletin board" of securities. The reverse split increased the par value of the common stock of the company from $.0001 to $.02. The final vote on the reverse split proposal was 193,181,286 in favor, 502,200 against and 53,437 withheld.

On December 3, 2001, Carl R. Reynolds resigned as President and Chairman of the Company for health reasons. Mr. Reynolds appointed E. Anthony Wilson as successor President and Chairman of the Company. On behalf of the Company, Mr. Reynolds entered into an Employment Agreement, dated December 5, 2001, with Mr. Wilson. Under the Agreement, Mr. Wilson was granted 150,000 unregistered common shares with restrictive legend of the Company as initial compensation to him. The market value of the shares issued was $52,500.00. A copy of Mr. Reynolds' resignation letter and the Employment Agreement with Mr. Wilson are annexed hereto as Exhibits.

By Agreement dated December 12, 2001, Mr. Reynolds acquired 166,000 unregistered common shares with restrictive legend of the Company for $83,000.00 of debt owed by Movieplace.com, Inc. to him and 235,000 unregistered common shares with restrictive legend of the Company for $235,000.00 of debt owed to him by the Company. The market value for each exchange was $58,100.00 and $82,250.00, respectively. Mr. LaLoggia acquired 161,500 unregistered common shares with restrictive legend of the Company for $80,750.00 of debt owed to him by Movieplace.com, Inc. and 87,610 unregistered common shares with restrictive legend of the Company for $87,610.00 of debt owed to him by the Company. The market value of the stock for each exchange was $56,525.00 and $30,665.00, respectively. A copy of the debt/equity exchange agreement is annexed hereto as an Exhibit.

In addition, other creditors exchanged debt for unregistered common stock with restrictive legend in a total of $41,792.00 of debt for 100,000 shares with an aggregate market value of $35,000.00.

The Company has filed corporate income tax returns, federal and New York State, for all years. It has not paid any tax due for 1989 through 2001. Although the Company believes there is no federal tax liability for those years, due to its continuing losses, there is tax liability to the State of New York. The Company has not paid those taxes for lack of funds. The Company reports the expected tax liability as an "Accrued Expense."

The Company experienced no material Year 2000 event or cost, before or after year-end as the Company's records are not computerized. The Company also experienced no Y2K problem by third party vendors and licensees of its films already in release.

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing funds to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (US and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring "the world" (all rights), or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitability of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, E. Tony Wilson, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and talent.

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


                           ITEM 3 - LEGAL PROCEEDINGS

The Company was unable to pay the final several months of rent on the premises it leased at One West Main Street and the landlord has taken a judgment against the Company in the Supreme Court of the State of New York on February 24, 1993 in the amount of $16,383, plus interest. The judgment remains outstanding.

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of shareholders on August 22, 2001 in Cary, North Carolina. At that meeting a reverse 1:200 split of the Company's common stock was approved, which became effective on November 1, 2001. The reverse split increased the par value of the common stock of the company from $.0001 to $.02. The final vote on the reverse split proposal was 193,181,286 in favor, 502,200 against and 53,437 withheld. The Company does not intend to hold a shareholders' meeting in 2002.

                                     PART II

                 ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

Effective October 25, 1989, the Company's stock was deleted from NASDAQ listing. Since that date, the Company's stock trading has been reported on the National Daily Quotation Listing Service, or "bulletin board".


                                       HIGH BID              LOW BID
                                   (SPLIT ADJUSTED)      (SPLIT ADJUSTED)
                                   ----------------      ----------------
   First Quarter 2001                  $ 4.80                  $ 1.54
   Second Quarter 2001                 $ 3.60                  $  .82
   Third Quarter 2001                  $ 2.20                  $  .60
   Fourth Quarter 2001                 $ 1.20                  $  .31

The approximate number of shareholders of common stock is 9,000 as of December 31, 2001.

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

The Company also issued 10,000,000 unregistered common shares of the Company on March 13, 1997 to Carl R. Reynolds, the President and Chairman, to compensate him for failing to receive regular compensation for over three years, in the amount of $72,000.00. The market value of the stock at the time of issuance was $50,000.00

On December 3, 2001, Carl R. Reynolds resigned as President and Chairman of the Company for health reasons. Mr. Reynolds appointed E. Anthony Wilson as successor President and Chairman of the Company. On behalf of the Company, Mr. Reynolds entered into an Employment Agreement, dated December 5, 2001, with Mr. Wilson. By the Agreement, Mr. Wilson was granted 150,000 unregistered common shares with restrictive legend of the Company as initial compensation to him. The market value of the shares issued was $52,500.00. A copy of Mr. Reynolds' resignation letter and the Employment Agreement with Mr. Wilson are annexed hereto as Exhibits.

By Agreement dated December 12, 2001, the Company acquired the sixty percent (60%) balance of Movieplace.com, Inc. common stock that it did not already own for 250,000 unregistered common shares with restrictive legend of the Company and the Company assumed all of the outstanding debt of Movieplace.com, Inc. The market value of the exchanged stock was $87,500.00. The acquisition resulted in Carl R. Reynolds and Charles M. LaLoggia, both former Presidents of the Company, each acquiring 37,500 of such common shares of the Company for their ownership interests in Movieplace.com, Inc. The market value of the exchanged stock was $13,125.00 for each. A copy of the Agreement is annexed hereto as an Exhibit.

By Agreement dated December 12, 2001, Mr. Reynolds acquired 166,000 unregistered common shares with restrictive legend of the Company for $83,000.00 of debt owed by Movieplace.com, Inc. to him and 235,000 unregistered common shares with restrictive legend of the Company for $235,000.00 of debt owed to him by the Company. The market value for each exchange was $58,100.00 and $82,250.00 respectively. Mr. LaLoggia acquired 161,500 unregistered common shares with restrictive legend of the Company for $80,750.00 of debt owed to him by Movieplace.com, Inc. and 87,610 unregistered common shares with restrictive legend of the Company for $87,610.00 of debt owed to him by the Company. The market value of the stock for each exchange was $56,525.00 and $30,665.00, respectively. A copy of the debt/equity exchange agreement is annexed hereto as an Exhibit.

In addition, other creditors exchanged debt for unregistered common stock with restrictive legend in a total of $41,792.00 of debt for 100,000 shares with an aggregate market value of $35,000.00.

The Company has never paid a dividend on its common stock.

The Company has 200,000,000 shares authorized to issue and 2,238,795 outstanding.

                  ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

During the year, the Company received no distribution royalties for "LADY IN WHITE".

During 2000, the Company received no funds from Planet Productions, Inc. from receipts on the film "GRAVE SECRETS".

The Company received no funds from its profit participation in the feature film "FREAK TALKS ABOUT SEX" during 2001 and its investment in the film was written down to $10,000.00. The Company also wrote down its investments in development of "THE GODMOTHER" to $10,000.00.

The Company has no liquidity or capital resources and is dependent on revenue streams from previously released films, the recently completed co-production of "FREAK TALKS ABOUT SEX" and future productions, if any, possible secondary offerings of its securities to provide liquidity and capital and loans from its management and shareholders, as they have in the past. Neither management nor shareholders are under any legal obligation to loan nor invest additional funds in the Company. Without such funding the Company would not be able to continue operations.

The variability in Costs and Expenses Applicable to Sales & Revenue and resultant variability in Net Loss on the Income Statements in 2001, 2000, 1999 and 1998 is due to variations in writedowns of Film Inventory. See Item 1. Business.


       ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  The following documents are filed as part of this report:
    1.  Financial Statements:

        Statements of Income - Year ended December 31, 2000 and
        December 31, 2001.

        Statement of Stockholders Equity - December 31, 2000 and
        December 31, 2001.

        Statement of Cash Flows - Years ended December 31, 2000 and December 31, 2001.

        Notes to Financial Statements

        Balance Sheet - December 31, 2000 and December 31, 2001.

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                             1574 EAGLE NEST CIRCLE
                            WINTER SPRINGS, FL 32708
                                  407-977-9057





Shareholders
New Sky Communications, Inc.
Rochester, New York

I have audited the accompanying balance sheet of New Sky Communications, Inc. as of December 31, 2001, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for the years and then ended. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sky Communications, Inc. as of December 31, 2001, 2000 and 1999 and the results of its operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


March 26, 2002



Michael F. Cronin
Certified Public Accountant















                                       F-1







======================================================================================


                          NEW SKY COMMUNICATIONS, INC,
                                  BALANCE SHEET


                                          DEC 31, 2001   DEC 31, 2000   DEC. 31, 1999
                                          ------------   ------------   -------------


                                     ASSETS

Current Assets:
Cash & Cash Equivalents                    $         0    $         0    $         0
Prepaid Expenses                                     0              0              0
                                           -----------    -----------    -----------
Total Current Assets                                 0              0              0

Film Inventory                                 270,900        225,535      1,284,166
Other Assets                                       400            400            400

     Total Assets                          $   271,300    $   225,935    $ 1,284,566
                                           ===========    ===========    ===========

                              LIABILITIES & EQUITY

Current Liabilities:
Trade Accounts Payable                     $    30,988    $   223,939    $   189,211
Accrued Expenses                                89,909         70,584         70,084
                                           -----------    -----------    -----------
Total Current Liabilities                      120,897        294,523        259,295


Stockholders' Equity:
Common Stock-2,238,795 Shares Issued            44,776         19,374         19,374
Additional Paid In Capital                   6,393,865      5,962,028      5,962,028
Accumulated Deficit                         (6,288,238)    (6,049,990)    (4,956,131)
                                           -----------    -----------    -----------
Total Stockholders' Equity                     150,403        (68,588)     1,025,271

Total Liabilities & Stockholders' Equity   $   271,300    $   225,935    $ 1,284,566
                                           ===========    ===========    ===========




                       SEE NOTES TO FINANCIAL STATEMENTS.


=================================================================================
                          NEW SKY COMMUNICATIONS, INC,
                             STATEMENT OF OPERATIONS



                                      DEC 31, 2001    DEC 31, 2000  DEC. 31, 1999
                                      ------------    ------------  -------------


Net Sales                              $         0    $         0    $         0
Costs Applicable to Sales & Revenue              0      1,058,631              0
                                       -----------    -----------    -----------

Gross Profit                                     0     (1,058,631)             0

Selling, General &
   Administrative Expenses                 170,358         34,728         34,871
Depreciation                                     0              0              0
Bad Debts                                        0              0              0
                                       -----------    -----------    -----------
(Loss) Before Other Income
   & Income Taxes                         (170,358)    (1,093,359)       (34,871)

Other Income (Expense)
Interest Expense                           (37,642)             0              0
Permanent Impairment of
   Long Lived Assets                      (238,257)             0              0
Debt Settled in Excess of
   Value of Commom Shares Issued           216,692              0              0
                                       -----------    -----------    -----------
(Loss) Before Income Taxes                (229,565)    (1,093,359)       (34,871)

Income Taxes                                 8,683            500          2,000
                                       -----------    -----------    -----------

Net Loss                               ($  238,248)   ($1,093,859)   ($   36,871)
                                       ===========    ===========    ===========

Basic and Diluted Net Loss Per Share   ($     0.23)   ($     1.13)   ($     0.04)

Weighted Average Common
   Shares Outstanding                    1,031,529        968,685        968,685
                                       ===========    ===========    ===========



                       SEE NOTES TO FINANCIAL STATEMENTS.
                                       F-3


=======================================================================================
                          NEW SKY COMMUNICATIONS, INC,
                             STATEMENT OF CASH FLOWS




                                         DEC. 31, 2001    DEC. 31, 2000  DEC.  31, 1999
                                         -------------    -------------  --------------

CASH GENERATED FROM OPERATING ACTIVITIES:
Net Loss                                    ($  238,248)   ($1,093,859)   ($   36,871)
Depreciation & Amortization                           0      1,058,631              0
Permanent Impairment of Long Lived Assets       238,257
Debt Settled in Excess of
   Value of Commom Shares Issued               (216,692)
Stock Issued for Services                       115,200
A/P & Accrued Expenses                          101,483         35,228         36,871
                                            -----------    -----------    -----------
Cash Generated by Operating Activities                0              0              0



Change in Cash                                        0              0              0
Beginning Cash                                        0              0              0
                                            -----------    -----------    -----------
Ending Cash                                 $         0    $         0    $         0
                                            ===========    ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.
                                       F-4



===========================================================================================

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                           Common Stock          Additional
                                       Shares       Par Value      Paid In     Accumulated
                                                                   Capital       Deficit
                                      --------    ------------   ----------    -----------


Balance  December 31, 1998             968,685    $    19,374   $ 5,962,028   ($4,919,261)

Net Loss December 31, 1999                                                    ($   36,870)
                                                                              -----------
  Balance                              968,685    $    19,374   $ 5,962,028   ($4,956,131)

Net Loss December 31, 2000                                                    ($1,093,859)
                                                                              -----------
  Balance                              968,685    $    19,374   $ 5,962,028   ($6,049,990)

Purchase of Movieplace.com             250,000    $     5,000   $    85,000
Settlement of Movieplace Debt          377,500    $     7,550   $   128,350
Settlement of Debt                      87,610    $     1,752   $    29,787
Settlement of Related Party Debt       235,000    $     4,700   $    79,900
Stock Issued for Services              320,000    $     6,400   $   108,800
Net Loss December 31, 2001                                                    ($  238,248)
                                                                              -----------
  Balance                            2,238,795    $    44,776   $ 6,393,865   ($6,288,238)
                                   ===========    ===========   ===========   ===========



                       SEE NOTES TO FINANCIAL STATEMENTS.

================================================================================
                          NEW SKY COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                DECEMBER 31, 2001



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

                          NEW SKY COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                DECEMBER 31, 2001


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

RECENT ACCOUNTING PRONOUNCEMENTS
      Effective for fiscal periods beginning after December 15, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," ("SFAS 144").

      SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortizable. Instead, these intangible assets will be subject to annual valuation testing to determine the carrying value.

      SFAS 144 supersedes SFAS 121 and certain provisions of APB Opinion No. 30, and prescribes new unified financial accounting and reporting requirements for the impairment of and/or disposal of Long Lived Assets (including intangibles).

      The Company has not determined the impact the adoption of these new accounting standards will have on its future financial statements and disclosures. It does plan, however, to review the carrying value of all affected assets six months after adoption of SFAS 142 and 144.

                          NEW SKY COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001




DESCRIPTION OF BUSINESS:
      New Sky Communications, Inc. writes and produces motion pictures for domestic and foreign theater and video distribution. It currently has three motion pictures at various stages of the production and distribution process.

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



                               DEC 31,2001       DEC 31,2000       DEC 31,1999

Films Released                      $    0            $    0        $  308,631
Films in Process                         0           167,763           917,763
Story Rights & Scenarios           270,900            57,772            57,772
                                   -------           -------        ----------

Total Film Inventory              $270,900         $ 225,535       $ 1,284,166
                                  ========         =========       ===========

3. INCOME TAXES.

The Corporation has $ 5,800,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2014. Generally Accepted Accounting Principles require the recognition of deferred tax assets resulting from the future reduction in taxes as this net operating loss is applied against future taxable income. Management has elected not to recognize this asset due to its estimate of the uncertainty of the realization of its future financial benefit. The Company currently owes $80,000 for New York State Corporation Tax and, as a result, is not in compliance with the New York Secretary of State.

4. MANAGEMENTS' PLANS.

The Company currently has a working capital deficit of $ 120,897 and has had no revenue in three years. Working capital requirements have been funded in the past by advances made by officers and directors of the Company and/or the issuance of common stock. The demands of working capital are anticipated to continue at past levels and to be funded the same way. There can be no assurance that such funding may be forthcoming and in sufficient amounts or in a timely fashion or that future working capital requirements will not increase beyond current expectations.

                          NEW SKY COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


5. SHAREHOLDER'S EQUITY.

On August 22, 2001 the shareholders voted to undergo a reverse stock split of 1 share of common stock for 200 shares of common stock effective November 1, 2001. The financial statements and per share computations reflect a retroactive adjustment for this reverse split. The Company also issued 401,000 shares to its former director in settlement of outstanding debt in the amount of $ 318,000.

                                    PART III
            ITEM 8 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of the Directors and Executive Officers of the Company are as follows:

      Name                       Age                      Position
      ----                       ---                      --------

E. Anthony Wilson                57                 Chairman of the Board
                                                          President

History of Officers and Directors:

E. Anthony Wilson made Chairman and President of the company on December 3, 2001. Mr. Wilson is also Chairman of the Board of Hudson Hotels Corporation ,a publicly traded hotel company (OTCBB- HUDS).Wilson was co-founder of Hudson Hotels Corp. in 1984. Hudson was later acquired by Microtel Franchise and Development Corporation (another publicly traded company )in 1992. Microtel changed it's name to Hudson Hotels in 1995.Mr.Wilson has over 25 years experience in the hospitality and real estate industries as a developer , owner and manager. As General Partner of Wilson Enterprises, LP. ,a real estate development firm in Rochester N.Y., he has developed significant amounts of office warehouse apartments and related facilities for tenants , including Xerox Corporation, Eastman Kodak, R.T. French, Rochester Telephone Corp.,Champion Products, the Department of Defense and other national corporations .Mr. W.ilson is an alumnus of the School of Business at Indiana University. He has served as Chairman of the Strong Memorial Hospital Children's Fund and as a director of the 1st National Bank of Rochester and Erdle Perforating Corp.

All Directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The executive officers of the Company are elected by the Board of Directors and hold office at the will of the Board. The Company does not intend to hold a shareholders' meeting in 2002.

The Company presently has no Executive Committee or Audit Committee.

                         ITEM 9 - EXECUTIVE COMPENSATION

The executives of the Company received compensation in the following amounts:

                                         ANNUAL       NON-CASH       LONG
    NAME              YEAR    CASH    COMPENSATION  COMPENSATION     TERM
    ----              ----    ----    ------------  ------------     ----
Carl R. Reynolds
President, Director   2001     $          0            $59,150        None
                      2000     $          0            $     0        None
                      1999     $          0            $     0        None

Directors have never received compensation and there is no plan to do so in the future.


            ITEM 10 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and any by all officers and directors as a group as of December 31, 2001.

                                           Common              % Common
                                           Shares                Shares
  Name                                     Owned                 Owned

Carl R. Reynolds                          478,500                21.4%
2001 South Clinton Avenue
Apt. 201A
Rochester, New York 14618

E. Anthony Wilson                         150,000                 6.7%
68 Cascade Drive
Rochester, New York 14604

Charles M. LaLoggia                       286,610                12.8%
457 Park Avenue
Rochester, New York 14607

All Officers & Directors
& Principal Shareholders
as a Group                                915,110                40.9%

    ITEM 11 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, the Company acquired a forty percent (40%) interest in the business called The Movie Place, which owns and operates the Internet site "http://www.movieplace.com." The interest was purchased for $25,000.00, which The Movie Place will expend to enhance and market the Web site and for working capital. The Company procured the funds for the investment by a loan on a promissory note from its Chairman and President, Carl R. Reynolds. The Promissory Note is in the amount of $25,000.00, payable on demand and bears interest at the rate of ten percent (10%) per annum. A copy of the Promissory Note and the Agreement with The Movie Place are incorporated here in by reference from the Form 10-K of the Company for December 31, 1999annexed hereto as exhibits. Mr. Reynolds and Charles M. LaLoggia, a former President of the Company, and another investor, have lent an additional $75,000.00 to Movieplace.com, Inc. for working capital for a twenty-seven percent (27%) equity interest in Movieplace.com, Inc. from the owners of Movieplace stock, not including the Company. During 2000, Mr. Reynolds loaned an additional $25,000.00 to Movieplace.com for working capital. The Company continues to own forty percent (40%) of Movieplace.com, Inc. common stock. Mr. Reynolds has also been elected Chairman of the Board of Movieplace.com, Inc.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. The Joint Venture Agreement has been previously filed as an Exhibit in the 1997 Form10K for the Company. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 unregistered common shares of stock in the Company, to Charles M. LaLoggia on April 13, 1997 in exchange for his rights as Executive Producer in the film.

The Company also issued 10,000,000 unregistered common shares of the Company on March 13, 1997 to Carl R. Reynolds, the President and Chairman, to compensate him for failing to receive regular compensation for over three years.

On December 3, 2001, Carl R. Reynolds resigned as President and Chairman of the Company for health reasons. Mr. Reynolds appointed E. Anthony Wilson as successor President and Chairman of the Company. On behalf of the Company, Mr. Reynolds entered into an Employment Agreement, dated December 5, 2001, with Mr. Wilson. By the Agreement, Mr. Wilson was granted 150,000 unregistered common shares with restrictive legend of the Company as initial compensation to him. The market value of the shares issued was $52,500.00. A copy of Mr. Reynolds' resignation letter and the Employment Agreement with Mr. Wilson are annexed hereto as Exhibits.

By Agreement dated December 12, 2001, the Company acquired the sixty percent (60%) balance of Movieplace.com, Inc. common stock that it did not already own for 250,000 unregistered common shares with restrictive legend of the Company and the Company assumed all of the outstanding debt of Movieplace.com, Inc. The market value of the exchanged stock was $87,500.00. The acquisition resulted in Carl R. Reynolds and Charles M. LaLoggia, both former Presidents of the Company, each acquiring 37,500 of such common shares of the Company for their ownership interests in Movieplace.com, Inc. The market value of the exchanged stock was $13,125.00 for each. A copy of the Agreement is annexed hereto as an Exhibit.

By Agreement dated December 12, 2001, Mr. Reynolds acquired 166,000 unregistered common shares with restrictive legend of the Company for $83,000.00 of debt owed by Movieplace.com, Inc. to him and 235,000 unregistered common shares with restrictive legend of the Company for $235,000.00 of debt owed to him by the Company. The market value for each exchange was $58,100.00 and $82,250.00 respectively. Mr. LaLoggia acquired 161,500 unregistered common shares with restrictive legend of the Company for $80,750.00 of debt owed to him by Movieplace.com, Inc. and 87,610 unregistered common shares with restrictive legend of the Company for $87,610.00 of debt owed to him by the Company. The market value of the stock for each exchange was $56,525.00 and $30,665.00, respectively. A copy of the debt/equity exchange agreement is annexed hereto as an Exhibit.

                    ITEM 12 - EXHIBITS, FINANCIAL STATEMENTS
                                 AND SIGNATURES


(a) The following documents are filed as part of this report:

                                                                         Page(s)
                                                                         -------
    1.   Financial Statement Schedules:  For the years                   F1 - F9
         ended December 31, 1999, December 31, 2000 and December 31, 2001 in accordance with Rule 5.04 of regulation S-X.
         All other schedules are omitted because they are not applicable or required information is shown in financial statements or notes thereto.

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

         5. Promissory Note dated March 24, 1999 from New Sky
            Communications, Inc. to Carl R. Reynolds (incorporated by reference form Company's Form 10K for December 31, 1999).

         6. Agreement dated March 22, 1999 between New Sky
            Communications, Inc. and Movieplace.com (incorporated by reference from Company's Form 10-K for December 31, 1999).

         7. Resignation letter of Carl R. Reynolds, dated December 3, 2001.

         8. Employment Agreement, dated December 5, 2001 between New Sky Communication, Inc. and E. Anthony Wilson.

         9. Agreement dated December 12, 2001 between New Sky Communications, Inc. and Michael Cidoni, Stephen Morse, Cedric Herrera, Charles M. LaLoggia, Carl R. Reynolds and Paul Packer.

        10. Agreement dated December 12, 2001 between New Sky Communications, Inc. and Charles M. LaLoggia, Carl R. Reynolds and Paul Packer.


    3. Financial Statement Schedules - The required schedules are filed herewith and incorporated by reference.

    4.   Form 8-K - Form 8-K's were filed on October 30, 2001 and
         December 20, 2001.

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



                                                   NEW SKY COMMUNICATIONS, INC.
                                                          (Registrant)


                                                  By: /S/ E. ANTHONY WILSON
                                                    --------------------------
  MARCH 27, 2002                                  President, Chief Financial &
  --------------                                  Accounting Officer
    (Date)                                        (Signature and Title)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ E. ANTHONY WILSON
-----------------------

       DIRECTOR
       --------
  (Signature and Title)


    MARCH 27, 2001
    --------------
        (Date)