Form 10QSB
period 2002-03-31
NEW SKY COMMUNICATIONS INC
filed 2002-04-19
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2002
                               --------------
                                                                    OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from_________________ to _______________________

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


              300 BAUSCH AND LOMB PLACE, ROCHESTER, NEW YORK 14604
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (585) 802-1174
                                 ---------------

              (Registrant's telephone number, including area code)
              ----------------------------------------------------
         (Former name, former address and fiscal year, if changed since last report)

           Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       --------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,238,795 as of April 1, 2002

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.             Item 2. Management's Discussion and
        Provide the information required          Analysis of Financial
        by Rule 10-01 of Regulation S-X           Condition and Results
       (17CFR Part 210).                          of Operations.

                                          Item 303 of Regulation S-K (Sec.
                                          229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE(S)

Statement of Operations
  Three months ending 3/31/02, 3/31/01                                3

Consolidated Balance Sheet
  As of 3/31/02 & 12/31/01                                            4 & 5

Statement of Cash Flows
  Three months ended 3/31/02 & 3/31/01                                6

Management's Discussion of Statement of
  Income and Financial Condition                                      7 - 12

PART II - OTHER INFORMATION & SIGNATURES                              13

                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)



                                                  FOR THREE MONTHS ENDED
                                                  ----------------------

                                               March 31, 2002   March 31, 2001
Gross Film Receipts                            $      0          $     0
  Less: Amortized Film Costs                   $      0          $     0
                                                 -----------      -----------
Net Film Receipts                              $      0          $     0
                                                 -----------      -----------

General and Administrative Expenses            $    2,850        $   8,850
                                                ------------      -----------

Income (Loss) Before Other Income
  and Related Expenses                         $   (2,850)       $  (8,850)
                                                 ------------     -----------

Other Income (Loss)                            $      0          $     0
                                                 ------------    ------------

Income (Loss)                                  $   (2,850)       $  (8,850)
                                                ============    =============

Net Per Common Share                                  NIL             NIL
                                                ============    =============



                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                  (As of March 31, 2002 and December 31, 2001)



                                     ASSETS

                                               March 31, 2002   December 31, 2001
                                              --------------    ----------------

Current Assets:
  Cash and Cash Items                              $      0        $      0
Accounts Receivable:
    Trade Accounts                                        0               0
  Current Amortizable Portion
    of Film Inventory                                     0               0
                                                   --------        --------

Total Current Assets                               $      0        $      0
                                                   --------        --------
Fixed Assets:
Property and Equipment:
  Property and Equipment                                  0               0
  Film Inventory                                    270,900         270,900
                                                   --------        --------
  Total Property and Equipment                      270,900         270,900
    Less: Accumulated Depreciation                        0               0
                                                   --------        --------

Net Property and Equipment                          270,900         270,900
                                                   --------        --------

Other Assets                                            400             400
                                                   --------        --------



TOTAL ASSETS                                       $271,300        $271,300
                                                   ========        ========





                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                  (As of March 31, 2002 and December 31, 2001)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 31, 2002    December 31, 2001
                                               ________________    _______________
Current Liabilities:
  Accounts Payable                                $    33,838       $    30,988
  Leases                                                2,068             2,068
  Accrued Expenses                                     87,841            87,841
                                                  -----------       -----------

Total Current Liabilities                         $   123,747       $   120,897
                                                  -----------       -----------



Stockholders' Equity:
  Common Stock $.02 Par Value
    200,000,000 Shares Authorized
    2,238,795 Shares Issued and
     Outstanding on March 31, 2002)               $    44,776       $    44,776
  Additional Paid-In Capital                        6,393,865         6,393,865
                                                  -----------       -----------

  Total Paid-In Capital                             6,438,641         6,438,641

Accumulated Deficit                                (6,291,088)       (6,288,238)
                                                  -----------       -----------

Total Stockholders' Equity                            147,553           150,403
                                                  -----------       -----------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $   271,300       $   271,300
                                                  ===========       ===========



                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
              Three Months Ended March 31, 2002 and March 31, 2001


                                                   THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      MARCH 31, 2002       MARCH 31, 2001
                                                      --------------       --------------
Operating Activities:

  Net Income (Loss)                                      $(2,850)        $(8,850)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                             0               0
     (Increase)Decrease in Accounts
      Receivable                                               0               0
     (Increase)Decrease in Prepaid
      Expenses                                                 0               0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses                         2,850           8,850
     Amortization of Film Costs                                0               0
                                                         -------         -------
         Net Cash Provided (Used)                        $     0         $     0
                                                         -------         -------

Investing Activities:
     Additional Film Inventory                           $     0         $     0
     Investment in Web site                                    0               0
                                                         -------         -------

         Net Cash Provided (Used)                        $     0         $     0
                                                         -------         -------


Financing Activities:

         Net Cash Provided (Used)                        $     0         $     0
                                                         -------         -------


  Increase (Decrease) In Cash
    and Cash Equivalents                                 $     0         $     0
  Cash and Cash Equivalents at
    Beginning of Period                                  $     0         $     0
                                                         -------         -------

      Cash and Cash Equivalents
       at End of Period                                        0         $     0
                                                         =======         =======


                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three months then ended.

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

By Agreement dated December 12, 2001, the Company acquired the sixty percent (60%) balance of Movieplace.com, Inc. common stock that it did not already own for 250,000 unregistered common shares with restrictive legend of the Company and the Company assumed all of the outstanding debt of Movieplace.com, Inc. The market value of the exchanged stock was $87,500.00. The acquisition resulted in Carl R. Reynolds and Charles M. LaLoggia, both former Presidents of the Company, each acquiring 37,500 of such common shares of the Company for their ownership interests in Movieplace.com, Inc. The market value of the exchanged stock was $13,125.00 for each. A copy of the Agreement is annexed as an Exhibit to the Company's Form 10-KSB for 2001 and is incorporated herein by reference.

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

In the quarter, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called "Director's Cut" of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in the quarter. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "LADY IN WHITE." All rights to the film revert to the Company in 2003 and the Company believes there will be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER." In 2001 the accumulated development cost of the film was written down to $10,000.00. The Company was prepared to proceed with production of the film but determined that due to difficult current independent film market conditions a higher amount of budget allocated to cast would be prudent and, therefore, the proposed budget was inadequate to obtain a more recognizable cast deemed necessary to enhance the film's potential success. The Company is investigating various alternatives for financing the film. The 1:200 reverse split of common stock in 2001 will allow the Company to consider a secondary offering of stock or private placement of stock to raise the financing required to produce "THE GODMOTHER" and develop Movieplace.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT". The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo's carving of the David. During 2001, Bellacasa filed registration documents for a public offering to finance the production of the film and is currently partnering with the Company's Movieplace.com Web site to assist Bellacasa in effectuating the public offering. The accumulated development cost to the Company was $750,000. The Company is entitled to a Producer's fee of $750,000 and fifteen percent (15%) of Producer's profits, if the film is produced, pursuant to the terms of an Agreement, dated July 2, 1996 with Frank LaLoggia, the President and principal shareholder of Bellacasa Productions, Inc. and from whom Bellacasa derives its rights in the film. This Agreement was filed as an Exhibit with the Company's Form 10-Q for June 30, 1996 and is incorporated herein by reference. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "THE GIANT."

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company is to receive a priority repayment of its investment and has the personal guarantee of the producer of the film. During the first quarter, the Company received no proceeds from the film's producer. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. Since further revenues appear unlikely the Company elected to adopt this rule for 2000 and wrote down its investment in "GRAVE SECRETS."

The Company issued 10,000,000 common shares of the Company in 1997, with restrictive legend, to Carl R. Reynolds, the then President and Chairman to compensate him for failing to receive regular compensation for over three years in the amount of $72,000.00. The market value of the stock at the time of issuance was $50,000.00.

On December 3, 2001, Carl R. Reynolds resigned as President and Chairman of the Company for health reasons. Mr. Reynolds appointed E. Anthony Wilson as successor President and Chairman of the Company. On behalf of the Company, Mr. Reynolds entered into an Employment Agreement, dated December 5, 2001, with Mr. Wilson. Under the Agreement, Mr. Wilson was granted 150,000 unregistered common shares with restrictive legend of the Company as initial compensation to him. The market value of the shares issued was $52,500.00. A copy of Mr. Reynolds' resignation letter and the Employment Agreement with Mr. Wilson were annexed as Exhibits to the Company's Form 10-KSB for 2001 and are incorporated herein by reference.

By Agreement dated December 12, 2001, Mr. Reynolds acquired 166,000 unregistered common shares with restrictive legend of the Company for $83,000.00 of debt owed by Movieplace.com, Inc. to him and 235,000 unregistered common shares with restrictive legend of the Company for $235,000.00 of debt owed to him by the Company. The market value for each exchange was $58,100.00 and $82,250.00, respectively. Mr. LaLoggia acquired 161,500 unregistered common shares with restrictive legend of the Company for $80,750.00 of debt owed to him by Movieplace.com, Inc. and 87,610 unregistered common shares with restrictive legend of the Company for $87,610.00 of debt owed to him by the Company. The market value of the stock for each exchange was $56,525.00 and $30,665.00, respectively. A copy of the debt/equity exchange agreement was annexed as an Exhibit to the Company's Form 10-KSB for 2001 and is incorporated herein by reference.

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


1(B)  Financial Condition -

           1. Working capital is inadequate. (Current Ratio is nil). The Company has no liquidity or capital resources and is dependent on revenue streams from previously released films, the co-production of "FREAK TALKS ABOUT SEX" and future productions, if any, possible secondary offerings of its securities to provide liquidity and capital and loans from its management and shareholders, as they have in the past. Neither management nor shareholders are under any legal obligation to loan nor invest additional funds in the Company. Without such funding the Company would not be able to continue operations.

          2. The Company has no debt other than outstanding current payables and accrued expenses.

                                     PART II
                        Other Information and Signatures

                          NEW SKY COMMUNICATIONS, INC.

Item 1.  Legal Proceedings  -  None.

Item 2.  Change in Security  -  None.

Item 3.  Defaults upon Senior Securities  -  None.

Item 4.  Submission of matters to a vote of securities holders - None

Item 5.  Other information  - None.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NEW SKY COMMUNICATIONS, INC.


Date: April 16, 2002.                          /S/ E. ANTHONY WILSON
                                               -----------------------
                                               E. Anthony Wilson    President/
                                               Treasurer/Chief Financial &
                                               Accounting Officer

/S/ E. ANTHONY WILSON
----------------------

DIRECTOR
----------

APRIL 16, 2002
---------------
        Date