Form 10QSB
period 2002-06-30
NEW SKY COMMUNICATIONS INC
filed 2002-08-12
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                       SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended             JUNE 30, 2002
                                            -------------
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
For the transition period from_________________ to _____________________________
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

            36 WEST MAIN STREET, SUITE 710, ROCHESTER, NEW YORK 14614
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (585) 232-1500
                                 ---------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,238,795 as of July 1, 2002

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.                Item 2. Management's Discussion and
        Provide the information required         Analysis of Financial Condition
by Rule 10-01 of Regulation S-X                  and Results of Operations.
(17CFR Part 210).

                                             Item 303 of Regulation S-K (Sec.
                                             229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Statement of Operations
  Six months ending 6/30/02, 6/30/01                                           3

Consolidated Balance Sheet
  As of 6/30/02 & 12/31/01                                                 4 & 5

Statement of Cash Flows
  Six months ended 6/30/02 & 6/30/01                                           6

Management's Discussion of Statement of
  Income and Financial Condition                                          7 - 12

PART II - OTHER INFORMATION & SIGNATURES                                      13


                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)



                                       FOR THREE MONTHS ENDED       FOR SIX MONTHS ENDED
                                       ----------------------       --------------------

                                       June 30,   June 30,           June 30,   June 30,
                                        2002        2001              2002       2001
                                        ----        ----              ----       ----
Gross Film Receipts                   $      0    $      0          $      0    $      0
  Less: Amortized Film Costs          $      0    $      0          $      0    $      0
                                      --------    --------          --------    --------
Net Film Receipts                     $      0    $      0          $      0    $      0
                                                                    --------    --------

General and Administrative Expenses   $  1,986    $  7,962          $  4,836    $ 16,812
                                      --------    --------          --------    --------

Income (Loss) Before Other Income
  and Related Expenses                $ (1,986)   $ (7,962)         $ (4,836)    (16,812)
                                      --------    --------          --------    --------

Other Income (Loss)                   $      0    $      0          $      0    $      0
                                      --------    --------          --------    --------

Income (Loss)                         $ (1,986)   $ (7,962)         $ (4,836)    (16,812)
                                      --------    --------          --------    --------
                                      --------    --------          --------    --------

Net Per Common Share                       NIL         NIL              NIL         NIL
                                      --------    --------          --------    --------
                                      --------    --------          --------    --------



                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 2002 and December 31, 2001)



                                     ASSETS

                                                     June 30, 2002   December 31, 2001
                                                     -------------   -----------------


Current Assets:
  Cash and Cash Items                                   $      0        $      0
Accounts Receivable:
    Trade Accounts                                             0               0
  Current Amortizable Portion
    of Film Inventory                                          0               0
                                                        --------        --------

Total Current Assets                                    $      0        $      0
                                                        --------        --------
Fixed Assets:
Property and Equipment:
  Property and Equipment                                       0               0
  Film Inventory                                         270,900         270,900
                                                        --------        --------
  Total Property and Equipment                           270,900         270,900
    Less: Accumulated Depreciation                             0               0
                                                        --------        --------

Net Property and Equipment                               270,900         270,900
                                                        --------        --------

Other Assets                                                 400             400
                                                        --------        --------



TOTAL ASSETS                                            $271,300        $271,300
                                                        --------        --------
                                                        --------        --------





                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                   (As of June 30, 2002 and December 31, 2001)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30, 2002     December 31, 2001
                                              ------------      -----------------

Current Liabilities:
  Accounts Payable                                $    35,824       $    30,988
  Leases                                                2,068             2,068
  Accrued Expenses                                     87,841            87,841
                                                  -----------       -----------

Total Current Liabilities                         $   125,733       $   120,897
                                                  -----------       -----------



Stockholders' Equity:
  Common Stock $.02 Par Value
    200,000,000 Shares Authorized
    2,238,795 Shares Issued and
     Outstanding on June 30, 2002)                $    44,776       $    44,776
  Additional Paid-In Capital                        6,393,865         6,393,865
                                                  -----------       -----------

  Total Paid-In Capital                             6,438,641         6,438,641

Accumulated Deficit                                (6,293,074)       (6,288,238)
                                                  -----------       -----------

Total Stockholders' Equity                            145,567           150,403
                                                  -----------       -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $   271,300       $   271,300
                                                  -----------       -----------
                                                  -----------       -----------



                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
                Six Months Ended June 30, 2002 and June 30, 2001


                                          Six Months Ended     Six Months Ended
                                             JUNE 30, 2002      JUNE 30, 2001
                                             -------------      -------------
Operating Activities:

  Net Income (Loss)                           $ (4,836)          $(16,812)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                   0                  0
     (Increase)Decrease in Accounts
      Receivable                                     0                  0
     (Increase)Decrease in Prepaid
      Expenses                                       0                  0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses               4,836             16,812
     Amortization of Film Costs                      0                  0
                                              --------           --------
         Net Cash Provided (Used)             $      0           $      0
                                              --------           --------

Investing Activities:
     Additional Film Inventory                $      0           $      0
     Investment in Web site                          0                  0
                                              --------           --------

         Net Cash Provided (Used)             $      0           $      0
                                              --------           --------


Financing Activities:

         Net Cash Provided (Used)             $      0           $      0
                                              --------           --------


  Increase (Decrease) In Cash
    and Cash Equivalents                      $      0           $      0
  Cash and Cash Equivalents at
    Beginning of Period                       $      0           $      0
                                              --------           --------

      Cash and Cash Equivalents
       at End of Period                       $      0           $      0
                                              --------           --------
                                              --------           --------


                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the six months then ended.

1(A) New Sky Communications, Incorporated (the "Company") develops and produces theatrical motion pictures and home video cassettes. The Company was organized 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

In 1997, the Company entered into a joint venture agreement with Syracuse Productions, LLC to Co-Produce a feature film entitled "FREAK TALKS ABOUT SEX." The Company is a special limited partner in the financing limited partnership for the film and is entitled to one-third of the profits from the sale of the film after the investors receive their investment plus a twenty percent (20%) return on their investment. In addition, the Company has agreed to pay, from its share of profits, five percent (5%) of film profits to Steve Zahn, one of the stars of the film. The Company may not disclose the budget or cost of the film for proprietary reasons, because it did not provide any of the film's financing and is not the owner of the film rights, but the film qualifies as "low-budget." The film debuted as a Cinemax Friday Night Premiere in December 1999 and January 2000. In 2000, the Producers entered into an agreement for the grant of U.S. video rights to the film to Lions Gate Films. The film debuted on video in December 2000, under the title "BLOWING SMOKE." The sales agent retained to sell foreign rights to the film continues to take the film to festivals and seek sales of rights to individual foreign territories. To date, the investors in the film have recouped approximately one-quarter of their original investment. The Joint Venture Agreement has been previously filed as an Exhibit in the Company's 1997 Form 10-K. To procure the Company's position as Co-Producer of the film, it issued 20,000,000 common shares of stock in the Company, with restrictive legend, to Charles M. LaLoggia in 1997. Mr. LaLoggia is the former President and Chairman of the Company. Mr. LaLoggia was the original Executive Producer of the film and is a significant investor in the financing limited partnership. The Company had capitalized the market value cost of the issuance of the stock, $100,000.00, under "Film Inventory" on the Balance Sheet. The Company has written down its investment in the film to $10,000.00. "FREAK TALKS ABOUT SEX" is a comedy starring Steve Zahn, who has recently appeared in "OUT OF SIGHT" and "YOU'VE GOT MAIL" and stars in the Miramax film "HAPPY TEXAS" and Josh Hamilton, who has recently appeared in the NBC mini-series "THE 60'S."

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

The Company had considered that the optimal alternative was an Initial Public Offering of Movieplace.com as a stand-alone public company. Under this scenario, the Company would continue to own a stake in Movieplace.com. in the form a shares of a publicly-trading company. The recent deterioration of the market for tech stocks, and Internet stocks in particular, has made the placing of an IPO for Movieplace untenable at this time. There can be no assurance that any Initial Public Offering will take place, or that, if it takes place, it would be successful. The continuing deterioration of internet and other entertainment-related values in the stock market in recent months has made it increasingly difficult for the company to secure the necessary funding to continue to develop Movieplace.com and its motion picture projects. As a result, during the quarter the company began to explore various merger opportunities involving companies which operate in other industries.

In the quarter, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. A new release of a so-called "Director's Cut" of the film was released on laser disc in 1998. The Company received no funds on account of distribution royalties from the film in the quarter. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "LADY IN WHITE." Rights to the film revert to the Company in 2003 and the Company believes there will be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for another film project, a comedy, tentatively entitled "THE GODMOTHER." In 2001 the accumulated development cost of the film was written down to $10,000.00. The Company was prepared to proceed with production of the film but determined that due to difficult current independent film market conditions a higher amount of budget allocated to cast would be prudent and, therefore, the proposed budget was inadequate to obtain a more recognizable cast deemed necessary to enhance the film's potential success. The Company is investigating various alternatives for financing the film. The 1:200 reverse split of common stock in 2001 will allow the Company to consider a secondary offering of stock or private placement of stock to raise the financing required to produce "THE GODMOTHER" and develop Movieplace. There is no assurance that such a secondary offering or private placement will occur, or be successful in the future.

The Company continued to develop and seek financing, along with Bellacasa Productions, Inc., for a feature film, entitled "THE GIANT". The film is a historical drama examining artistic inspiration and the political turmoil surrounding Michaelangelo's carving of the David. During the quarter the proposed public offering to finance the production was withdrawn due to adverse market conditions. There is no assurance that the registration will be re-filed in the future, or if re-filed, that it will be successful. The accumulated development cost to the Company was $750,000. The Company is entitled to a Producer's fee of $750,000 and fifteen percent (15%) of Producer's profits, if the film is produced, pursuant to the terms of an Agreement, dated July 2, 1996 with Frank LaLoggia, the President and principal shareholder of Bellacasa Productions, Inc. and from whom Bellacasa derives its rights in the film. This Agreement was filed as an Exhibit with the Company's Form 10-Q for June 30, 1996 and is incorporated herein by reference. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "THE GIANT."

In 1989 the Company invested $250,000 in a film entitled "GRAVE SECRETS", production of which was completed in 1989. Foreign and video sales of the film commenced in late 1989. The Company is to receive a priority repayment of its investment and has the personal guarantee of the producer of the film. During the quarter, the Company received no proceeds from the film's producer. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. Since further revenues appear unlikely the Company elected to adopt this rule for 2000 and wrote down its investment in "GRAVE SECRETS."

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

The Company is an independent motion picture production company. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing funds to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure. The potential market for motion pictures is divided into two components: foreign and domestic (US and Canada). Within each of these markets there are several different potential revenue streams: theatrical, pay television, free television, video cassette and new emerging sources such as CD-ROM, laser disc and DVD. Distribution of an independent film may be accomplished by a single distributor acquiring "the world" (all rights), or the markets and elements of each can be sold off by the producer to separate distributors. The lead time from original acquisition of a screenplay to final cut of the film and ultimate exhibition, if any, and receipt of revenues can take several years. Therefore, the revenue streams and profitability of an independent production company can vary greatly year-to-year. There is significant competition in the independent film business. Many more films are produced each year than receive distribution or recover their investment. In addition, independent films compete against major studios who have significantly greater resources and can therefore employ the most talented people to make films and better promote their films. The Company employs only one person, the President, E. Anthony Wilson, but has working relationships with other persons who provide access to different elements needed to produce a film, including financing, production and talent.

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


                                                 NEW SKY COMMUNICATIONS, INC.


Date: August 12, 2002.                           /S/ PATRICK WHITE
                                                 -----------------
                                                     Patrick White   President/
                                                    Treasurer/Chief Financial &
                                                             Accounting Officer

/S/ PATRICK WHITE
-------------------

DIRECTOR
--------

AUGUST 12, 2002
---------------
    Date