Form 10QSB
period 2002-09-30
NEW SKY COMMUNICATIONS INC
filed 2002-11-12
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[  X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                       SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2002
                               ------------------
                                       OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
For the transition period from_________________ to ____________________________

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

Yes ______X_______     No _____________
          -

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 9,109,818 as of October 1, 2002

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

                                                Item 303 of Regulation S-K (Sec.
                                                   229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE(S)

Statement of Operations
  Nine months ending 9/30/02, 9/30/01                                      3

Consolidated Balance Sheet
  As of 9/30/02 & 12/31/01                                                4 & 5

Statement of Cash Flows
  Nine months ended 9/30/02 & 9/30/01                                        6

Management's Discussion of Statement of
  Income and Financial Condition                                         7 - 10

PART II - OTHER INFORMATION & SIGNATURES                                   11

Certification                                                           12 & 13



                          NEW SKY COMMUNICATIONS, INC.
                           STATEMENT OF INCOME (LOSS)



                                         FOR THREE MONTHS ENDED      FOR NINE MONTHS ENDED
                                         (A)            (B)           (A)            (B)
                                     September 30,  September 30,  September 30,  September 30,
                                        2002           2001           2002          2001
                                        ----           ----           ----          ----
Revenue Printing                      $ 149,148      $       0      $ 149,148      $       0
Gross Film Receipts                   $       0      $       0      $       0      $       0
  Less: Amortized Film Costs          $       0      $       0      $       0      $       0
                                      ---------      ---------      ---------      ---------
Total Revenue                         $ 149,148      $       0      $ 149,148      $       0

Cost of Sales
   Cost of Sales-Printing             $  73,123      $       0      $  73,123      $       0
   Cost of Sales-Depreciation         $   8,642      $       0      $   8,642      $       0
                                      ---------      ---------      ---------      ---------
   Total Cost of Sales                $  81,765      $       0      $  81,765      $       0

Gross Profit                          $  67,383      $       0      $  67,383      $       0

General and Administrative Expenses   $ 108,445      $  20,365      $ 113,281      $  37,177
Amortization                          $   1,171      $       0      $   1,171      $       0
                                      ---------      ---------      ---------      ---------

Income (Loss) Before Other Income,
  Interest and Related Expenses       $ (42,233)     $ (20,365)     $ (47,069)     $ (37,177)

Non-recurring writedown               $(251,570)     $       0      $(251,570)     $       0
Interest Expense                      $  (3,662)     $       0      $  (3,662)     $       0
Other Income (Loss)                   $   5,024      $       0      $   5,024      $       0
                                      ---------      ---------      ---------      ---------

Income (Loss)                         $(292,441)     $ (20,365)     $(297,277)     $ (37,177)
                                      ---------      ---------      ---------      ---------
                                      ---------      ---------      ---------      ---------

Net Per Common Share                   $   (.032)        NIL         $   (.033)        NIL
                                       ---------      ---------      ---------     ---------
                                       ---------      ---------      ---------     ---------

Notes:
(A) Consolidated commencing August 1, 2002.
(B) Unconsolidated






                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 2002 and December 31, 2001)



                                     ASSETS

                                             September 30, 2002  December 31, 2001
                                                (Consolidated)   (Unconsolidated)
                                                --------------   ----------------


Current Assets:
  Cash and Cash Items                             $347,990          $          0
Accounts Receivable                                102,501                     0
                                                  --------         -------------

Total Current Assets                              $450,491          $          0
                                                  --------         -------------
Fixed Assets:

Property and Equipment:
  Property and Equipment                          $308,964          $          0
  Investments                                      250,000                     0
  Film Inventory                                    20,000               270,900
                                                  --------         -------------
  Total Property and Equipment                     578,964               270,900
    Less: Accumulated Depreciation                 121,366                     0
                                                  --------         -------------

Net Property and Equipment                         457,598               270,900
                                                  --------         -------------

Other Assets:
    Prepaid Expenses                              $ 11,497          $        400
    Goodwill, net of accumulated amortization     $ 17,937          $          0
    Covenants, net of accumulated amortization    $ 17,083          $          0
    Loan Acquisition Costs, net of amortization   $ 29,589          $          0
                                                  --------         -------------

Total Other Assets                                  76,106                   400
                                                  --------         -------------


TOTAL ASSETS                                      $984,195              $271,300
                                                  --------         -------------
                                                  --------         -------------



                          NEW SKY COMMUNICATIONS, INC.
                                  BALANCE SHEET
                (As of September 30, 2002 and December 31, 2001)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30, 2002 December 31, 2001
                                       (Consolidated)    (Unconsolidated)
                                       --------------    ----------------


Current Liabilities:
  Accounts Payable                     $    60,956    $    30,988
  Line of Credit                       $    77,116              0
  Accrued Expenses                     $    22,586         87,841
                                       -----------    -----------

Total Current Liabilities              $   160,658    $   118,829

Notes Payable and Long Term Debt       $   243,209    $     2,068
                                       -----------    -----------

Total Liabilities                      $   403,867    $   120,897

Stockholders' Equity:
  Common Stock $.02 Par Value
    200,000,000 Shares Authorized
    9,109,818 Shares Issued and
     Outstanding on Sept. 30, 2002)    $   327,771    $    44,776
  Additional Paid-In Capital             7,021,865      6,393,865
                                       -----------    -----------

  Total Paid-In Capital                  7,349,636      6,438,641

Accumulated Deficit                     (6,769,308)    (6,288,238)
                                       -----------    -----------

Total Stockholders' Equity                 580,328        150,403
                                       -----------    -----------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $   984,195    $   271,300
                                       -----------    -----------
                                       -----------    -----------



                          NEW SKY COMMUNICATIONS, INC.
                             Statement Of Cash Flows
           Nine Months Ended September 30, 2002 and September 30, 2001

                                          (Consolidated)     (Unconsolidated)
                                        Nine Months Ended    Nine Months Ended
                                        SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                        ------------------  ------------------
Operating Activities:

  Net Income (Loss)                          $(297,277)   $ (37,177)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization             252,741            0
     (Increase)Decrease in Accounts
      Receivable                                     0            0
     (Increase)Decrease in Prepaid
      Expenses                                       0            0
     Increase(Decrease) in Accounts
      Payable and Accrued Expenses            (107,474)      94,899
     Amortization of Film Costs                      0            0
                                             ---------    ---------
         Net Cash Provided (Used)            $(152,010)   $  57,722
                                             ---------    ---------

Investing Activities:
     Additional Film Inventory               $       0    $  57,722
     Private placement of securities           500,000            0
                                             ---------    ---------

         Net Cash Provided (Used)            $ 500,000    $ (57,722)
                                            ---------    ---------


Financing Activities:

         Net Cash Provided (Used)            $       0    $       0
                                             ---------    ---------


  Increase (Decrease) In Cash
    and Cash Equivalents                     $ 347,990    $       0
  Cash and Cash Equivalents at
    Beginning of Period                      $       0    $       0
                                             ---------    ---------

      Cash and Cash Equivalents
       at End of Period                      $ 347,990    $       0
                                             ---------    ---------
                                             ---------    ---------

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the nine months then ended.

1(A) New Sky Communications, Incorporated (the "Company") originally developed and produced theatrical motion pictures and home video cassettes. With its recent acquisitions, the Company has refocused its business plan on developing, licensing and selling anti-counterfeiting technology and products. The Company was organized 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

On August 1, 2002, the Company acquired all of the corporate stock of Lester Levin, Inc. d/b/a Patrick Printing from Patrick White and employed him as President and CEO of the Company. On the same date, the Company acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc. from Thomas Wicker and employed him as Director of Research and Development. Thereafter, E. Anthony Wilson resigned his positions as President, CEO and Chairman of the Company.

Thomas M. Wicker Enterprises, Inc. is a consulting and document security research and development company headquartered in Livonia, New York. Lester Levin, Inc. is a law office supplies and digital printing company headquartered in Rochester, New York. Copies of each acquisition and employment agreement and the resignation letter of E. Anthony Wilson have previously been annexed to a Form 8-K filed by the Company on August 6, 2002 and incorporated herein by reference.

The Company acquired all document security patents previously owned by Thomas M. Wicker Enterprises, Inc.

The Company issued 1,000,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $140,000.00, to Mr. Wicker for the acquisition of the stock of Thomas M. Wicker Enterprises, Inc. and 750,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $105,000.00, to Patrick White for the acquisition of the stock of Lester Levin, Inc. In addition, the Company assumed liability for $324,921.26 of debt of Lester Levin, Inc. To provide working capital, the Company completed a private placement of 5,000,000 unregistered, with restrictive legend, common shares of the Company, at a price of $.10 per share, raising a total of $500,000.00, during the quarter.

Operating results reflect consolidation of the acquired companies commencing August 1, 2002. Revenues for the two months of the quarter following the acquisitions was $149,148. Operating net loss for the quarter was $42,233.00 and $47,069.00 for the nine months ended September 30, 2002. Total net loss for the quarter was $292,441.00, or

$(.032) per share, and $297,277.00, or $(.033) per share for the nine months ended September 30, 2002. The total net loss for both the quarter and nine months reflects a $252,741.00 non-cash restructuring writedown of assets in connection with the Company's revised business plan, as detailed elsewhere in this discussion.

In the quarter, the Company completed research and development on nine new document security technologies. The Company filed provisional patents with the United States Patent and Trademark Office for, #1 Anti-scanable security images and verification process and product, #2 Security artwork for protection against duplication process and product, #3 Negative and Positive security image process and product, #4 High and low frequency warning word background process and product, #5 Security screen for duplication protection process and product, #6 Security photograph with hidden and readable images process and product, #7 Software verification system process and product, #8 Hidden security barcode process and product, #9 Anti-scan, anti-fax, anti-copy, anti-photograph security paper process and product. The Company added the new document security technologies to its product portfolio and has begun marketing them to its customer base. The Company expects revenue from these technologies in the first quarter 2003.

The Company opened a Document Security website WWW.DOCUMENTSECURITY.COM during the quarter which has samples of its patented document security solutions, solicits security consulting business and acts as an e-commerce site for its patented security paper and hand-held security verifiers.

The Company has additional web sites for e-commerce legal supplies at WWW.LESTERLEVIN.COM and printing at WWW.PATRICKPRINTING.COM

Revenues from all printing and legal supplies was $149,148.00 for the two months beginning August 1, 2002. These revenues were generated from operations acquired by the company on that date. For comparison purposes only, this is an increase of 28% over the revenues generated by these operations in same period in 2001 prior to their being acquired by the Company.

Due to the new acquisitions by the Company and its new, revised business plan, significant competition among movie-content Web sites and the continuing weak market for internet site advertising, the Company has elected to close its Movieplace.com Web site and write-down its investment of $252,741.00 in Movieplace.com in the quarter.

In the quarter, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. The Company received no funds on account of distribution royalties from the film in the quarter. However, after the end of the quarter, the Company received $228,966.00 on account of foreign royalties on the film. This revenue will be reflected in the fourth quarter financial results of the Company. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "LADY IN WHITE." Certain rights to the film revert to the Company in 2003 and the Company believes there may be an ongoing market for the film, especially in the new, emerging media formats.

The Company continued to develop and seek financing for other film projects, but with the new acquisitions of the Company and its new, revised business plan, these projects have been accorded a reduced priority. The Company received no revenues from its other film projects currently in release during the quarter.

The Company has resolved its tax liability to the State of New York from the proceeds of the private placement.

Although the Company is now primarily engaged in the business of providing cost effective innovative document security technologies and products to both end users and security printers on a global basis, it continues to maintain interests in several motion picture properties. Independent motion picture production involves a number of risks and elements that must coalesce to produce a successful feature film. These elements include: procuring rights to a screenplay, securing funds to finance the budget of the film, procuring talent for production, direction, acting and post-production, which includes editing, music and mixing and obtaining distribution of the completed film. Inadequate performance of any of these elements, or miscalculation of the tastes of the movie-going public can cause the film to not obtain distribution and/or be a box-office failure.

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

1(B)  Financial Condition -

           1. Working capital is adequate. (Current Ratio is 2.8:1). The Company has raised $500,000.00 from a private placement of securities during the quarter. In addition, after the end of the quarter, the Company received $228,966.00 on account of royalties for its feature film "LADY IN WHITE." In the future, the Company will continue to be dependent on revenue streams from previously released films and the operations of its new, wholly-owned, consolidated subsidiaries for capital.
           2. The Company has, on a consolidated basis, long-term debt of $243,209.00.

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


                                               NEW SKY COMMUNICATIONS, INC.


Date: November 8, 2002.                        /S/ PATRICK WHITE
                                               -----------------
                                               Patrick White
                                                  President/
                                                   Treasurer/Chief Financial &
                                                   Accounting Officer

/S/ PATRICK WHITE
-------------------

DIRECTOR
--------

NOVEMBER 8, 2002
----------------
     Date

                                  CERTIFICATION

PATRICK WHITE, President, CEO and Chairman, does hereby certify:


           1.  I have reviewed the report being filed;

           2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

           3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

           4. I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the issuer and have:

               i. Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

               ii. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

               iii. Presented in the report their conclusions about the
                    effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

           5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

               i. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

           6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Subscribed and certified
the 8th day of November, 2002
/S/ PATRICK WHITE
Patrick White
President, CEO, Chairman