Form 10KSB
period 2002-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2003-03-26
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                         Commission File Number 0-14621

     DOCUMENT SECURITY SYSTEMS, INC. (FORMERLY NEW SKY COMMUNICATIONS, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      NEW YORK                                             16-1229730
      --------                                             ----------
State of Incorporation                                   I.R.S. Employer
                                                       Identification Number

                         36 WEST MAIN STREET, SUITE 710
                            ROCHESTER, NEW YORK 14614
                            -------------------------
                   Address of principal and executive offices


                                 (585) 232-1500
                                 --------------
                          Registrant's telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant's revenue for the fiscal year ended December 31, 2002: $679,518

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 ...................................$3,450,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2002...................................9,234,818

                                     PART 1

                                ITEM 1 - BUSINESS

1(A) Document Security Systems, Inc. ("the Company") develops, licenses and sells anti-counterfeiting technology and products. It's new trading symbol on the Over-the-Counter Bulletin Board is DCSS. Previously, as New Sky Communications, Inc. (trading symbol: NSCI) the Company developed and produced theatrical motion pictures and home video cassettes. The Company was organized in 1983 in New York under the original name Thoroughbreds U.S.A., Incorporated.

On November 1, 2002 the Company entered into agreements acquiring all of the corporate stock of Document Security Consultants, Inc. a privately-held wholesale and retail manufacturer of Wicker 2000 security paper products head-quartered in Livonia, New York. The Company paid $72,000 and issued 125,000 unregistered, restricted common shares of its stock to acquire the company and employed its President, David Wicker. The Company also acquired 51% of the corporate stock of Imperial Encryptions, Inc. A copy of the acquisition and employment agreements are annexed hereto as Exhibits.

On August 1, 2002, the Company acquired all of the corporate stock of Lester Levin, Inc. d/b/a Patrick Printing from Patrick White and employed him as President, CEO and Chairman of the Company. On the same date, the Company acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc. from Thomas Wicker and employed him as Director of Research and Development. Thereafter, E. Anthony Wilson resigned his positions as President, CEO and Chairman of the Company.

Thomas M. Wicker Enterprises, Inc. is a consulting and document security research and development company head-quartered in Livonia, New York. Lester Levin, Inc. is a law office supplies and digital printing company head-quartered in Rochester, New York. Copies of each acquisition and employment agreement and the resignation letter of E. Anthony Wilson have previously been annexed to a Form 8-K filed by the Company on August 8, 2002 and incorporated herein by reference.

The Company acquired all document security patents previously owned by Thomas M. Wicker Enterprises, Inc.

The Company issued 1,000,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $140,000.00, to Mr. Wicker for the acquisition of the stock of Thomas M. Wicker Enterprises, Inc. and 750,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $105,000.00, to Patrick White for the acquisition of the stock of Lester Levin, Inc. In addition, the Company assumed liability for $324,921.26 of debt of Lester Levin, Inc. To provide working capital, the Company completed a private placement of 5,000,000 unregistered, with restrictive legend, common shares of the Company, at a price of $.10 per share, raising a total of $500,000.00, during the third quarter.

Operating results reflect consolidation of the acquired companies commencing August 1, 2002. Revenues for the fourth quarter were $530,370.00. Operating net profit for the quarter period was $190,030.00 and $152,185.00 for the year. Total net profit for the quarter was $184,730.00, or $.02 per share, and a net loss of $108,347.00, or $(.02) per share, for the year. The total net loss for the year reflects a $252,741.00 non-cash restructuring writedown of assets in connection with the Company's revised business plan, as detailed elsewhere in this discussion.

The Products, Technology and Services offered by the acquired companies are as follows:

PATENTS: USA Patent #5,735,547, #5,707,083, Canadian Patent #2,045,580, European Patent #0455750 U.S.A. and Trade Secrets

A. SAFETY PAPER - This Patented specialty paper reveals hidden words, bar codes, logos, images when an inexpensive handheld plastic verifier is placed on top of the paper which proves its authentication. Also SAFETY PAPER reveals hidden words such as "Void", "Copy" or "Unauthorized Copy" when copied on a Black and White Copier, Color Copier or Desktop Scanner. Custom hidden words, images can also be ordered.

The paper is used for protecting such documents as Prescription Pads, Gift Certificates, School Transcripts, Legal Forms, Checks, Coupons, Manuals, Schematics, Examinations, books, ID Cards, original music, car titles or brand packaging. Governments, Printers, Publishers, Schools, Financial Services, Pharmaceutical Companies, Hospitals and Manufactures could utilize this product.


Any printable substrate can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging.

B. BLOCK-OUT PRODUCT - This is a patented technology product is also called ANTI-COLOR REPRODUCTION SYSTEM which prevents color copiers and photo processors from replicating any image. A total solid black image is produced when an image is protected with this system.

This product is used in protecting highly sensitive government documents such as ID Cards, licenses, Car titles, photographs, and virtually any color item, which needs a color copier to replicate.

C. LASER MOIRE' PRODUCT - This patented technology product and process prevents Desktop Scanners from imaging into computers and software. Naked to the human eye, the product is imbedded into photographs, pictures or other art work which the user wishes to protect from theft. The scanned image is Moire'd, bars are placed over the image and colors are rainbow-like distortions and unrecognizable.

D. SOFTWARE VERIFICATION SYSTEM - This patented process utilizes software in a hand-held scanner or high-speed counter and verifies the authenticity of currency or any other sensitive or critical document as it passes through the scan.

E. SECURITY CONSULTING SERVICES - Document Security Systems, Inc. provides consulting services to interested parties in regards to designing and implementation of document security technologies into various sensitive and critical documents, labeling and packaging.

The Company has completed research and development on nine new document security technologies. The Company filed provisional patents with the United States Patent and Trademark Office for, #1 Anti-scanable security images and verification process and product, #2 Security artwork for protection against duplication process and product, #3 Negative and Positive security image process and product, #4 High and low frequency warning word background process and product, #5 Security screen for duplication protection process and product, #6 Security photograph with hidden and readable images process and product, #7 Software verification system process and product, #8 Hidden security barcode process and product, #9 Anti-scan, anti-fax, anti-copy, anti-photograph security paper process and product. The Company added the new document security technologies to its product portfolio and has begun marketing them to its customer base. The Company expects revenue from these technologies in the first quarter 2003.

The Company opened Document Security websites, WWW.DOCUMENTSECURITY.COM and WWW.SAFETYPAPER.COM during the last quarter which has samples of its patented document security solutions, solicits security consulting business and acts as an e-commerce site for its patented security paper and hand-held security verifiers.

The Company has additional web sites for e-commerce legal supplies at WWW.LESTERLEVIN.COM and printing at WWW.PATRICKPRINTING.COM

Prior to the foregoing acquisitions in the document security industry and the refocus of its business plan, the Company developed and produced feature motion pictures and home video cassettes. Due to the new acquisitions by the Company and its new, revised business plan, significant competition among movie-content Web sites and the continuing weak market for internet site advertising, the Company elected to close its Movieplace.com Web site and write-down its investment of $252,741.00 in Movieplace.com in the third quarter.

In the quarter, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. During the quarter, the Company received $228,966.00 on account of foreign royalties on the film. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "LADY IN WHITE" and other film properties. Certain rights to the film revert to the Company in 2003 and the Company believes there may be an ongoing market for the film, especially in the new, emerging media formats. The Company received no revenues from its other film projects currently in release during the year.

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


                               ITEM 2 - PROPERTIES

The Company currently rents office space in the Executive Office Building in downtown Rochester, New York. The monthly rent for the office space is $4,480.08.


                           ITEM 3 - LEGAL PROCEEDINGS

The Company has initiated legal action in the United States District Court for the Western District of New York against Adlertech International, Inc. and its President, Andrew McTaggart of Toronto, Ontario, Canada seeking compensatory, declaratory and injunctive relief against the defendents asserting claims of breach of contract, breach of duty of good faith, replevin, misappropriation of trade secrets, conversion, fraud, unfair competition, defamation and an accounting.

                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

The Company held no meeting of shareholders in 2002. The Company does intend to hold an annual shareholders' meeting in 2003.


                                     PART II

                 ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

Effective October 25, 1989, the Company's stock was deleted from NASDAQ listing. Since that date, the Company's stock trading has been reported on the National Daily Quotation Listing Service, or "bulletin board".


                                          HIGH BID                  LOW BID
                                          --------                  -------
   First Quarter 2002                      $ .50                    $  .23
   Second Quarter 2002                     $ .23                    $  .12
   Third Quarter 2002                      $ .59                    $  .12
   Fourth Quarter 2002                     $ .74                    $  .27

The approximate number of shareholders of common stock is 9,000 as of December 31, 2002.

The Company has never paid a dividend on its common stock.

The Company has 200,000,000 shares authorized to issue and 9,234,818 outstanding.

                  ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Operating results reflect consolidation of the acquired companies commencing August 1, 2002. Revenues for the fourth quarter were $530,370.00. Operating net profit for the quarter period was $190,030.00 and $152,185.00 for the year. Total net profit for the quarter was $184,730.00, or $.02 per share, and a net loss of $108,347.00, or $(.02) per share, for the year. The total net loss for the year reflects a $252,741.00 non-cash restructuring writedown of assets in connection with the Company's revised business plan, as detailed elsewhere in this discussion.

During the year, the Company received $228,966.00 distribution royalties for "LADY IN WHITE". During 2002, the Company received no funds from any of its other film projects in release.

The variability in Costs and Expenses Applicable to Sales & Revenue and resultant variability in Net Results on the Income Statements in 2002 and 2001 is due to consolidation of the acquired companies during 2002, variations in writedowns of Film Inventory and variations in the receipt of film royalties.


       ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following documents are filed as part of this report: 1. Financial
    Statements:

        Statements of Income - Year ended December 31, 2001 and December 31,
        2002.

        Statement of Stockholders Equity - December 31, 2001 and December 31, 2002.

        Statement of Cash Flows - Years ended December 31, 2001 and December 31, 2002.

        Notes to Financial Statements

        Balance Sheet - December 31, 2001 and December 31, 2002.

                                    PART III

            ITEM 8 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of the Directors and Executive Officers of the Company are as follows:

    Name                      Age                      Position
Patrick White                 49                 Chairman of the Board,
                                                     President, CEO

Thomas Wicker                 41                 Vice President, Director


History of Officers and Directors:

Patrick White is the President, chairman and chief executive officer of Document Security Systems, Inc. White is focused on providing the strategy and vision that will enable Document Security Systems to become the Security Printing Industries leading global document security business services company. A respected financial services and printing industry executive, White was named the Company's President, chairman and CEO in August 2002.

Previously, White spent 23 years at a publicly held financial institution named Rochester Community Savings Bank that was later acquired by Charter One Bank. White was most noted for his role as Corporate Controller where he installed strong financial control and modeling systems and he was instrumental in guiding the bank through radical interest rate environments, as well as various mergers and acquisitions. Under White's tenure the Bank grew from an $800 million private thrift to a $4 billion publicly held bank. Since 1989 White purchased 4 different printing companies, which have grown an average of 23% a year over the period. Through the use of catalog mailings and the Internet White converted his mainly local printing companies into worldwide distributors of printed products. White is also credited with updating his original traditional offset printing companies to a state-of-the-art digital imaging operation. Since 1990 White has worked in the research and development of various document security technologies. White began marketing Security Print products in 1994. White graduated from Rochester Institute of Technology with a Bachelor of Science in Accounting in 1976. He received his MBA from Rochester Institute of Technology in 1984.

Thomas Wicker, a native of Livonia, New York., has worked as a Document Security scientist for over 20 years. Prior to joining Document Security Systems, Wicker worked for a Document Security consulting firm named, Thomas M. Wicker Enterprises. Currently Wicker serves as the key technologist, directing the technical operations behind the Document Security Systems' patented document security properties. Wicker is credited with helping build some of the most sophisticated anti-counterfeiting technology into the world's most highly critical printed documents such as the U.S. Currency and the Euro dollar. Wicker has consulted for the Federal Bureau of Investigation, the Central Intelligence Agency, Moore Business Forms, American Bank Note Company and various other government and high-end corporate security printers. To his credit, Wicker has numerous document security patents and pending patent applications in 94 countries that he has since transferred to Document Security Systems. Mr. Wicker refined his skills working with his late father Ralph Wicker, a widely known document security scientist who received the New York State Patent Law Assn. Inventor of The Year Award in 1995.


All Directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The executive officers of the Company are elected by the Board of Directors and hold office at the will of the Board. The Company intends to hold a shareholders' meeting in 2003. The Directors of the Company receive no compensation.

The Company presently has an Audit Committee.

                          ITEM 9 - EXECUTIVE COMPENSATION

The executives of the Company received compensation in the following amounts:

                                           Annual                      Long Term
    Name              Year      Cash Compensation          Non-Cash
                                                         Compensation
--------------------------------------------------------------------------------
Patrick White
President, CEO,
Director              2002          $31,250.00            $        0        None
                      2001          $        0            $        0        None
                      2000          $        0            $        0        None

Thomas Wicker
Vice President,
Director              2002          $19,000.00            $        0        None
                      2001          $        0            $        0        None
                      2000          $        0            $        0        None

E. Anthony Wilson
President, CEO,
Director              2002          $        0            $        0        None
                      2001          $        0            $60,000.00        None
                      2000          $        0            $        0        None

Directors have never received compensation and there is no plan to do so in the future.


       ITEM 10 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and any by all officers and directors as a group as of December 31, 2002.

                                     Common                    % Common
                                     Shares                     Shares
  Name                                Owned                     Owned
  ----                                -----                     -----

Patrick White                       801,000                     8.7%
58 Bosworth Field
Mendon, New York 14506

Thomas Wicker                     1,000,000                    10.8%
5908 Stone Hill Road
Lakeville, New York 14480

Vera Neuman                       1,000,000                    10.8%
1102 53rd Street
Brooklyn, New York 11219

Robert B. Fagenson                1,000,000                    10.8%
535 E. 86th Street
New York, New York 10028

Martin Vegh                       1,000,000                    10.8%
121 Joseph Avenue
Staten Island, New York 10314

Paul Packer                         587,500                     6.4%
785 Addison Street
Woodmere, New York 11598

Carl R. Reynolds                    598,500                     6.5%
2001 South Clinton Avenue
Apt. 201A
Rochester, New York 14618

Charles M. LaLoggia               1,586,610                    17.2%
457 Park Avenue
Rochester, New York 14607

All Officers & Directors
& Principal Shareholders
as a Group                        7,573,610                    82.0%

ITEM 11 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 1, 2002 The Company entered into agreements acquiring all of the corporate stock of Document Security Consultants, Inc. a privately-held wholesale and retail manufacturer of Wicker 2000 security paper products headquartered in Livonia, New York. The Company paid $72,000 and issued 125,000 unregistered, restricted common shares of its stock to acquire the company and employed its President, David Wicker. The Company also acquired 51% of the corporate stock of Imperial Encryptions, Inc. A copy of the acquisition and employment agreements are annexed hereto as Exhibits.

On August 1, 2002, the Company acquired all of the corporate stock of Lester Levin, Inc. d/b/a Patrick Printing from Patrick White and employed him as President, CEO and Chairman of the Company. On the same date, the Company acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc. from Thomas Wicker and employed him as Director of Research and Development. Thereafter, E. Anthony Wilson resigned his positions as President, CEO and Chairman of the Company.

Thomas M. Wicker Enterprises, Inc. is a consulting and document security research and development company head-quartered in Livonia, New York. Lester Levin, Inc. is a law office supplies and digital printing company head-quartered in Rochester, New York. Copies of each acquisition and employment agreement and the resignation letter of E. Anthony Wilson have previously been annexed to a Form 8-K filed by the Company on August 8, 2002 and incorporated herein by reference.

The Company acquired all document security patents previously owned by Thomas M. Wicker Enterprises, Inc.

The Company issued 1,000,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $140,000.00, to Mr. Wicker for the acquisition of the stock of Thomas M. Wicker Enterprises, Inc. and 750,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $105,000.00, to Patrick White for the acquisition of the stock of Lester Levin, Inc. In addition, the Company assumed liability for $324,921.26 of debt of Lester Levin, Inc. To provide working capital, the Company completed a private placement of 5,000,000 unregistered, with restrictive legend, common shares of the Company, at a price of $.10 per share, raising a total of $500,000.00, during the third quarter.

The Company has initiated a stock compensation plan for certain non-officer employees of the Company. The grant is for a total of 96,000 shares of the Company, vesting twenty-five percent (25%) per year over four years.

                    ITEM 12 - EXHIBITS, FINANCIAL STATEMENTS
                                 AND SIGNATURES


(a) The following documents are filed as part of this report:

                                                                         Page(s)

1.   Financial Statement Schedules: For the years                       F1 - F14
     ended December 31, 2001 and December 31, 2002 in accordance with Rule 5.04 of regulation S-X. All other schedules are omitted because they are not applicable or required information is shown in financial statements or notes thereto.

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

     7. Resignation letter of Carl R. Reynolds, dated December 3, 2001 (incorporated by reference from Company's Form 10-KSB for December 31,
         2001).

     8. Employment Agreement, dated December 5, 2001 between New Sky Communication, Inc. and E. Anthony Wilson. (incorporated by reference from Company's Form 10-KSB for December 31, 2001).

     9. Agreement dated December 12, 2001 between New Sky Communications, Inc. and Michael Cidoni, Stephen Morse, Cedric Herrera, Charles M. LaLoggia, Carl R. Reynolds and Paul Packer (incorporated by reference from Company's Form 10-KSB for December 31, 2001).

     10. Agreement dated December 12, 2001 between New Sky Communications, Inc. and Charles M. LaLoggia, Carl R. Reynolds and Paul Packer (incorporated by reference from Company's Form 10-KSB for December 31, 2001).

     11. Agreement dated July 31, 2002 between New Sky Communications, Inc. and Patrick White (incorporated by reference from Company's Form 8-K filed on August 8, 2002).

     12. Agreement dated July 31, 2002 between New Sky Communications, Inc. and Thomas M. Wicker (incorporated by reference from Company's Form 8-K filed on August 8, 2002).

     13. Resignation letter of E. Anthony Wilson dated August 1, 2002 (incorporated by reference from Company's Form 8-K filed on August 8,
         2002).

     14. Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Thomas M. Wicker, Christine Wicker, Kenneth Wicker and Michael Caton (attached hereto as an Exhibit).

     15. Employment Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Wicker (attached hereto as an Exhibit).

3. Financial Statement Schedules - The required schedules are filed herewith and incorporated by reference.

4.   Form 8-K - Form 8-K's were filed on August 8, 2002 and November 13, 2002.

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



                                                   NEW SKY COMMUNICATIONS, INC.
                                                          (Registrant)


                                                   By: /S/ PATRICK WHITE
                                                   ---------------------
MARCH 24, 2003                                     President, Chief Financial &
--------------                                     Accounting Officer
  (Date)                                           (Signature and Title)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ PATRICK WHITE
-----------------
CEO/DIRECTOR
(Signature and Title)

/S/ THOMAS WICKER
-----------------
VICE PRESIDENT/DIRECTOR
(Signature and Title)

MARCH 24, 2003
--------------
   (Date)

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

Subscribed and certified
the 24th day of March, 2003
/S/ PATRICK WHITE
-----------------
Patrick White
President, CEO, Chairman

                         DOCUMENT SECURITY SYSTEMS, INC.
                (formerly known as New Sky Communications, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditor's Report
                                                                             F-2
     Financial Statements:

          Consolidated Balance Sheets as of December 31, 2002
          and December 31, 2001                                              F-3

          Consolidated Statements of Operations for the Years
          Ended December 31, 2002 and December 31, 2001                      F-4

          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 2002 and December 31, 2001                      F-5

          Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 2002 and
          December 31, 2001                                                  F-6

          Notes to Consolidated Financial Statements                         F-7

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                             1574 EAGLE NEST CIRCLE
                          WINTER SPRINGS, FLORIDA 32708
                                 (407) 977-9057







Board of Directors and Shareholders
Document Security Systems, Inc.
Rochester, New York

I have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. (formerly known as New Sky Communications, Inc.) and subsidiaries (the "Company") as of December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Security Systems, Inc. and subsidiaries as of December 31, 2002 and December 31, 2001 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with generally accepted accounting principles.


February 21, 2003
/s/ Michael F. Cronin
---------------------
[GRAPHIC OMITTED]
Michael F. Cronin
Certified Public Accountant



                         DOCUMENT SECURITY SYSTEMS, INC.
                (formerly known as New Sky Communications, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,
                                                         2002           2001
                                                     -----------    -----------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                         $   456,223    $         0
   Accounts Receivable                                   137,130              0
   Inventory                                              26,437              0
   Prepaid Expenses                                       15,614              0
                                                     -----------    -----------
      Total Current Assets                               635,404              0

FIXED ASSETS-NET:                                        185,665              0

FILM INVENTORY:                                           20,000        270,900

INTANGIBLE ASSETS-NET:                                   409,267              0

OTHER ASSETS:                                              2,900            400
                                                     -----------    -----------
      TOTAL ASSETS                                   $ 1,253,236    $   271,300
                                                     ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of Credit                                    $    82,185    $         0
   Trade Accounts Payable                                 67,408         30,988
   Accrued Expenses                                       36,048         89,909
   Current Portion of Long-term Debt                      21,600              0
                                                     -----------    -----------
      Total Current Liabilities                          207,241        120,897

LONG-TERM DEBT:                                          214,139              0

STOCKHOLDERS' EQUITY:
   Common Stock-par value $0.02
      9,309,818 Shares Issued (2,238,795 in 2001)        186,196         44,776
   Additional Paid-in Capital                          7,042,245      6,393,865
   Accumulated Deficit                                (6,396,585)    (6,288,238)
                                                     -----------    -----------
      Total Stockholders' Equity                         831,856        150,403
                                                     -----------    -----------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 1,253,236    $   271,300
                                                     ===========    ===========




See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                      F-3





                         DOCUMENT SECURITY SYSTEMS, INC.
                (formerly known as New Sky Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                                 2002           2001
                                                             -----------    -----------

Net Sales                                                    $   679,518    $         0
Costs Applicable to Sales and Revenue                            230,838              0
                                                             -----------    -----------
Gross Profit                                                     448,680              0

Selling, General and Administrative Expenses                     268,381        170,358
Depreciation                                                      14,417              0
Bad Debts                                                         13,697              0
                                                             -----------    -----------
             Operating Expenses                                  296,765        170,358
                                                             -----------    -----------
Income (Loss) before Other Income and Income Taxes               152,185       (170,358)

Interest Expense                                                  (8,962)       (37,642)
Permanent Impairment of Long-lived Assets                       (251,570)      (238,257)
Debt Settled in Excess of Value of Common Shares Issued                0        216,692
                                                             -----------    -----------
             Other Income (Expense)                             (260,532)       (59,207)
                                                             -----------    -----------
Net Loss before Income Taxes                                    (108,347)      (229,565)

Income Tax Expense                                                     0          8,683
                                                             -----------    -----------
Net Loss                                                     $  (108,347)   $  (238,248)
                                                             ===========    ===========
Basic Net Income (Loss) Per Share                            $     (0.02)   $     (0.23)
                                                             ===========    ===========
Weighted Average Common Shares Outstanding as
Adjusted for 1-for-200 Reverse-Split                           6,132,222      1,031,529
                                                             ===========    ===========




See Summary of Significant Accounting Policies and Notes to Financial Statements.




                         DOCUMENT SECURITY SYSTEMS, INC.
                (formerly known as New Sky Communications, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           YEAR ENDED DECEMBER 31,
                                                              2002         2001
                                                           ---------    ---------
Operating Activities:
Net Loss                                                   $(108,347)   $(238,248)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
              Depreciation, Amortization and Bad Debts        28,195            0
        Impairment of Long-lived Assets                      250,900      238,257
        Debt Settled in Excess of Value of Common Shares    (216,692)
        Stock Issued for Services                             27,300      115,200
Changes in Operating Assets and Liabilities
        Accounts Receivable                                  (22,526)           0
        Inventories                                          (23,633)           0
        Payables and Accrued Expenses                       (100,459)     101,483
                                                           ---------    ---------
Cash Provided by Operating Activities                         51,430            0

Investing Activities:
        Purchase of Equipment                                (13,412)           0
        Investment in Subsidiaries, Net of Cash Acquired     (74,798)           0
                                                           ---------    ---------
Cash Used by Investing Activities                            (88,210)           0

Financing Activities
        Proceeds from Sale of Common Stock                   500,000            0
        Loan Payment                                          (6,997)           0
                                                           ---------    ---------
Cash Provided by Financing Activities                        493,003            0
                                                           ---------    ---------
Increase in Cash                                             456,223            0
Cash and Cash Equivalents-Beginning                                0            0
                                                           ---------    ---------
Cash and Cash Equivalents-Ending                           $ 456,223    $       0
                                                           =========    =========




See Summary of Significant Accounting Policies and Notes to Financial Statements.





                         DOCUMENT SECURITY SYSTEMS, INC.
                (formerly known as New Sky Communications, Inc.)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                      COMMON STOCK        ADDITIONAL      ACCUMULATED
                                                 SHARES        AMOUNT   PAID-IN CAPITAL     DEFICIT          TOTAL
                                               ---------    -----------   -----------    -----------    -----------
Balance January 1, 2001                          966,685    $    19,374   $ 5,962,028    $(6,049,990)   $   (68,588)
Purchase of Movieplace.com                       250,000          5,000        85,000
Settlement of Movieplace.com Debt                377,500          7,550       128,350
Settlement of Debt                                87,610          1,752        29,787
Settlement of Related Party Debt                 235,000          4,700        79,900
Stock Issued for Services                        320,000          6,400       108,800
Net Loss for Year Ended December 31, 2001                                                   (238,248)
                                               ---------    -----------   -----------    -----------    -----------
Balance December 31, 2001                      2,238,795         44,776     6,393,865     (6,288,238)       150,403

Stock Issued for Cash                          5,000,000        100,000       400,000
Stock Issued for Acquisitions                  1,875,000         37,500       225,000
Stock Issued for Services                        195,000          3,900        23,400
Fractional Shares Issued for Reverse Split         1,023             20           (20)
Net Loss for Year Ended December 31, 2002                                                   (108,347)
                                               ---------    -----------   -----------    -----------    -----------
Balance December 31, 2002                      9,309,818    $   186,196   $ 7,042,245    $(6,396,585)   $   831,856
                                               =========    ===========   ===========    ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements.

                         DOCUMENT SECURITY SYSTEMS, INC.
                (formerly known as New Sky Communications, Inc.)

                   Summary of Significant Accounting Policies
                                December 31, 2002


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Document Security Systems, Inc. and its subsidiaries from the dates of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. For the years ended December 31, 2002 and 2001, depreciation expense amounted to $14,417 and $-0-, respectively.

REVENUE RECOGNITION

Sales are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

STOCK BASED COMPENSATION

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25 but has made the required SFAS 123 pro forma disclosures in accordance with SFAS 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and debentures payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

EARNINGS PER COMMON SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is anti-dilutive.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable. As provided for in SFAS 143, we have elected early adoption of this statement in our fiscal year beginning January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

As provided for in SFAS 144, we have elected early adoption of this statement in our fiscal year beginning January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of December 31, 2002, management has not determined the impact of SFAS No. 146 on the Company's financial statements.

                         DOCUMENT SECURITY SYSTEMS, INC.
                (formerly known as New Sky Communications, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



1. THE COMPANY:

Document Security Systems, Inc. (the "Company") is a New York corporation formed in 1984 under the name Thoroughbreds USA, Inc. By amendment of its certificate of incorporation, the Company's name was changed to New Sky Communications, Inc. and in February 2003 it was changed to its current title. The Company is a motion picture company that produces movies for domestic and foreign theater and video distribution. In 2002, the Company made several acquisitions in the digital printing and the anti-counterfeiting security industries with the consequence of changing its primary business to developing, licensing and selling anti-counterfeiting technology and products.

2. ACQUISITIONS:

              Lester Levin, Inc. d/b/a Patrick Printing

On August 1, 2002, the Company acquired all of the corporate stock of Lester Levin, Inc. d/b/a Patrick Printing. Lester Levin, Inc. is a law office supply and digital printing company headquartered in Rochester, New York. The consideration for the acquisition was 750,000 shares of the Company's common stock valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $105,000. The shares are subject to transferability restrictions. As part of the acquisition, the Company assumed debts of Lester Levin, Inc. of approximately $325,000.

               Thomas M. Wicker Enterprises, Inc.

Also on August 1, 2002, the Company acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc. a consulting and document security research and development company headquartered in Livonia, New York. The Company also acquired all document security patents previously owned by Thomas M. Wicker Enterprises, Inc. The consideration for the acquisition was 1,000,000 shares of the Company's common stock valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $140,000 plus $5,000 closing costs.

              Document Security Consultants, Inc. and Imperial Encryption, Inc.

On November 1, 2002, the Company acquired all of the outstanding corporate stock of Document Security Consultants, Inc., a privately-held wholesale and retail manufacturer of Wicker 2000 security paper products. The consideration for the acquisition was 125,000 shares of the Company's common stock, valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $17,500 and cash of $62,950. The shares are subject to transferability restrictions.

Also on November 1, 2002, the Company acquired 51% of the outstanding corporate stock of Imperial Encryption, Inc., a company which holds certain patent rights. This consideration for the acquisition of the stock was $20,000 cash.

A summary of these transactions is as follows:

      Consideration Paid in Cash and  Stock                $  350,450
      Liabilities Assumed                                     407,939
                                                           ----------
            Total Consideration Paid                                  $  758,389
      Less:  Fair Market Value of Assets Acquired                        411,324
                                                                      ----------
      Excess Consideration Paid over Fair Market Value of
      Assets Acquired (Intangible Assets)                             $  347,065


3. LOSS ON IMPAIRMENT:

In the year ended December 31, 2002, the Company closed its website, Movieplace.com and wrote-off its investment of $251,570 in that and related assets carried as part of Film Inventory.

4. INCOME TAXES:

The Company has approximately $5,900,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2021. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

                                                  December 31,      December 31,
                                                      2002             2001
                                                  ------------      ------------
Federal Deferred Tax Asset Relating
  to Net Operating Losses                         $ 2,000,852       $ 1,966,960
State Deferred Tax Asset Relating
  to Net Operating Losses                             511,726           503,059
Less: Valuation Allowance                          (2,512,578)       (2,470,019)
                                                  -----------       -----------
Total Deferred Tax Asset                          $         0       $         0
                                                  ===========       ===========

5. COMMITMENTS:

           FACILITIES

The Company leases a total of approximately 3,000 square feet of office space for its administrative offices, its digital printing facilities and legal stationery business at a monthly rental of approximately $4,500. Future minimum lease commitments are as follows:

     Year ending December 31, 2003                 $ 51,764
     Year ending December 31, 2004                   50,814
     Year ending December 31, 2005                    6,927

           EQUIPMENT LEASES

The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases are operating leases and are generally for a term of 60 months.

Future minimum lease commitments are as follows:

     Year ending December 31, 2003                 $ 63,643
     Year ending December 31, 2004                   59,650
     Year ending December 31, 2005                   18,215
     Year ending December 31, 2006                   11,639
     Year ending December 31, 2007                    6,000

           EMPLOYMENT AGREEMENTS

The Company has entered into a two-year employment agreement with its President and Chief Executive Officer, Mr. Patrick White. The agreement, with a starting date of August 1, 2002, provides for an initial annual salary of $75,000. If not terminated sooner, the agreement will automatically renew for two additional two-year terms.

The Company also employs Mr. Thomas Wicker as Director of Research and Development pursuant to a two-year employment agreement, with a starting date of August 1, 2002, at an initial annual salary of $52,000. If not terminated sooner, the agreement will automatically renew for two additional two-year terms.

The Company also employs Mr. David Wicker pursuant to a two-year agreement, with a starting date of November 1, 2002, at an initial salary of $52,000 per year. If not terminated sooner, the agreement will automatically renew for two additional two-year terms.

6. LINE OF CREDIT AND LONG-TERM DEBT:

           LINE OF CREDIT

The Company's subsidiary, Lester Levin, Inc., has a bank line of credit facility with Fleet National Bank of up to $100,000. The arrangement is personally guaranteed by the Company's President and bears interest at the bank's prime rate + 2.5%. At December 31, 2002, the balance on the line of credit was $82,185.

           LONG-TERM DEBT

           The Company's subsidiary, Lester Levin, Inc., has a 10-year note payable to CIT Small Business Lending Corporation. The holder of the note is partially guaranteed by the U.S. Small Business Administration. The note bears interest at Prime + 2.5%, is secured by a lien on the subsidiary's assets and is personally guaranteed by the Company's President. The balance as of December 31, 2002 was $235,739 of which $21,600 is the current portion of the long-term debt.

           A summary of maturities of the debt is as follows:

     Year Ending:
                   December 31, 2003                         $21,600

                   December 31, 2004                          22,800

                   December 31, 2005                          24,000

                   December 31, 2006                          25,200

                   December 31, 2007 and after               142,139

7. STOCKHOLDERS' EQUITY:

           REVERSE SPLIT

Effective November 2001, each share of the Company's common stock, par value-$0.0001, was exchanged for one-two hundredth of a share of the Company's new common stock, par value-$0.02, pursuant to a 1-for-200 reverse split. The Company's financial statements, including the Statement of Operations as pertains to Net Income (Loss) per Share and the weighted average of outstanding common shares, have been retroactively revised to account for the reverse split.

           STOCK ISSUED FOR CASH

In August 2002, the Company issued 5,000,000 shares of its common stock in a private placement for a total of $500,000 at $0.10 per share. The shares are not registered and subject to restrictions as to transferability.

STOCK ISSUED FOR SERVICES
In 2002, the Company issued 195,000 shares of its common stock in exchange for services. The shares were valued at $27,300 or $0.14 per share which approximated the market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           STOCK BASED COMPENSATION

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

There were no employee or non-employee options granted or exercised for each of the years ended December 31, 2002 and December 31, 2001.

8. SUMMARY BY OPERATING DIVISION AS OF DECEMBER 31, 2002:

                                          Document Security
                       Movie Production     and Printing         Total
                       ----------------   -----------------      -----

     Assets                $20,000           $1,233,236      $ 1,253,236

     Net Sales             233,849              445,669          679,518

     Net Loss              (54,228)             (54,119)        (108,347)

9. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                  2002            2001
                                                  ----            ----

             Interest Paid                      $ 8,962         $ 37,642

Selected non-cash investing and financing activities are summarized as follows:

                                                  2002            2001
                                                  ----            ----

Stock issued for services                      $ 27,300        $ 115,200
Stock issued in settlement of debt                    0          252,039
Stock issued for acquisitions                   262,500           90,000