Form 10QSB
period 2003-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2003-05-05
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003
                              ---------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number      0-14621
                            -------

                         DOCUMENT SECURITY SYSTEMS, INC.
                         -------------------------------
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

                                 (585) 232-1500
                         (Registrant's telephone number,
                              including area code)

         --------------------------------------------------------------
         (Former name, former address and fiscal year, if changed since last report)

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
Yes        No
   ------    ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,309,818 as of April 1, 2003

                                             PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.                Item 2. Management's Discussion and
        Provide the information required     Analysis of Financial Condition
        by Rule 10-01 of Regulation S-X      and Results of Operations.
        (17CFR Part 210).
                                             Item 303 of Regulation S-K
                                             (Sec. 229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Statement of Operations
  Three months ended 3/31/03, 3/31/02                                         3

Consolidated Balance Sheet
  As of 3/31/03 & 12/31/02                                                4 & 5

Statement of Cash Flows
  Three months ended 3/31/03 & 3/31/02                                        6

Management's Discussion of Statement of
  Income and Financial Condition                                         7 - 10

PART II - OTHER INFORMATION & SIGNATURES                                     11

Certification                                                           12 & 13

                         DOCUMENT SECURITY SYSTEMS, INC.
                           STATEMENT OF INCOME (LOSS)


                                        FOR THREE MONTHS ENDED
                                     ------------------------------
                                           (A)         (B)
                                     March 31, 2003  March 31, 2002
                                     --------------  --------------
Revenue:
    Printing                          $   210,852    $         0
    Document Security                      99,193              0
                                      -----------    -----------
Net Sales                             $   310,045    $         0
Cost Applicable to Sales & Revenue        140,964              0
                                      -----------    -----------
Gross Profit                          $   169,081    $         0

Selling and Administrative Expenses       176,485          2,850
Depreciation                               14,859              0
                                      -----------    -----------
Income (Loss) Before Other Income
  and Income Taxes                    $   (22,263)   $    (2,850)

Interest Expense                            4,851              0
                                      -----------    -----------

Income (Loss) Before Taxes            $   (27,114)   $    (2,850)

Income Taxes                                2,531              0
                                      -----------    -----------

Net Loss                              $   (29,645)   $    (2,850)
                                      -----------    -----------

Net Per Common Share                          NIL            NIL
                                      -----------    -----------

Weighted Average Common Shares          9,309,818      2,238,795

Notes:

(A) Consolidated commencing August 1, 2002.
(B) Unconsolidated

                         DOCUMENT SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                  (As of March 31, 2003 and December 31, 2002)


                                     ASSETS

                                       March 31, 2003         December 31, 2002
                                       --------------         -----------------
Current Assets:
   Cash and Cash Items                  $     368,381              $    456,223
   Accounts Receivable                        136,165                   137,130
   Inventory                                   32,188                    26,437
   Prepaid Expenses                            18,690                    15,614
                                        -------------             -------------
Total Current Assets                    $     555,424              $    635,404

Fixed Assets (net)                      $     210,305              $    205,665
Intangible Assets (net)                       409,207                   409,266
Other Assets                                    2,900                     2,900
                                        -------------             -------------
TOTAL ASSETS                            $   1,177,836             $   1,253,235
                                        =============             =============

                         DOCUMENT SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                  (As of March 31, 2003 and December 31, 2002)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            March 31, 2003   December 31, 2002
                                            --------------   -----------------
Current Liabilities:
  Line of Credit                              $    77,352          $    82,185
  Trade Accounts Payable                           45,860               67,407
  Accrued Expenses                                 22,294               36,048

Total Current Liabilities                     $   145,506          $   185,640
                                              ===========          ===========

Long Term Debt                                $   230,119          $   235,739
                                              ===========          ===========

Total Liabilities                             $   375,625          $   421,379
                                              -----------          -----------
Stockholders' Equity:
  Common Stock $.02 Par Value
    200,000,000 Shares Authorized
    9,309,818 Shares Issued and
    Outstanding on March 31, 2003)            $   186,196          $   186,196
  Additional Paid-In Capital                    7,042,245            7,042,245
                                              -----------          -----------

  Total Paid-In Capital                         7,228,441            7,228,441

Accumulated Deficit                           $(6,426,230)         $(6,396,585)
                                              -----------          -----------

Total Stockholders' Equity                    $   802,211          $   831,856
                                              -----------          -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $ 1,177,836          $ 1,253,235
                                              ===========          ===========

                         DOCUMENT SECURITY SYSTEMS, INC.
                             Statement Of Cash Flows
              Three Months Ended March 31, 2003 and March 31, 2002


                                          (CONSOLIDATED)      (UNCONSOLIDATED)
                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31, 2003       MARCH 31, 2002
                                          --------------       --------------

Operating Activities:
  Net Income (Loss)                            $ (29,645)            $  (2,850)
  Adjustments to reconcile
    Net Income and Net Cash:
    Depreciation and Amortization                 14,859                     0
    (Increase)Decrease Inventory                  (5,751)                    0
    (Increase)Decrease in Accounts
    Receivable                                       965                     0
    (Increase)Decrease in Prepaid
    Expenses                                      (3,076)                    0
    (Increase)Decrease Fixed Assets              (19,480)                    0
    Increase(Decrease) in Debt                   (10,433)                    0
    Increase(Decrease) Accounts Payable          (21,548)                    0
    Increase(Decrease) Accrued Expenses          (13,733)                2,850
                                               ---------             ---------
         Net Cash Provided (Used)              $ (87,842)            $       0
                                               ---------             ---------
Investing Activities:
         Net Cash Provided (Used)              $       0             $       0
Financing Activities:
         Net Cash Provided (Used)              $       0             $       0
                                               ---------             ---------
Increase (Decrease) In Cash
  and Cash Equivalents                         $ (87,842)            $       0
Cash and Cash Equivalents at
  Beginning of Period                          $ 456,223             $       0
                                               ---------             ---------
    Cash and Cash Equivalents
     at End of Period                          $ 368,381             $       0
                                               =========             =========

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the three months then ended.

1(A) Document Security Systems, Inc. ("the Company") develops, licenses and sells anti-counterfeiting technology and products and performs customized digital printing. It's trading symbol on the Over-the-Counter Bulletin Board is DCSS.

The Products, Technology and Services offered by the Company are as follows:

PATENTS: The Company currently owns or controls 16 patents and implementing Trade Secrets covering a number of technologies related to anti-counterfeiting and document security. These patents include USA Patent #5,735,547, #5,707,083, Canadian Patent #2,045,580, European Patent #0455750 U.S.A. In order to maintain what we believe is our leadership position in anti-counterfeiting technologies we are continuously filing new patents as we refine technology to take into account new methods of printing and copying. We believe our patents protect the most sophisticated and state-of-the-art anti-counterfeiting technologies available.

A. SAFETY PAPER - This Patented specialty paper reveals hidden words, bar codes, logos, images when an inexpensive hand-held plastic verifier is placed on top of the paper which proves its authentication. Also SAFETY PAPER reveals hidden words such as "Void", "Copy" or "Unauthorized Copy" when copied on a Black and White Copier, Color Copier or Desktop Scanner. Custom hidden words and images can also be ordered. Any printable substrate can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging.

Our safety paper is sold to over 125 individual customers and to 18 licensees who in turn sell our paper to their own customers under various branded names. The paper is used for protecting such documents as Prescription Pads, Gift Certificates, School Transcripts, Legal Forms, Checks, Coupons, Manuals, Schematics, Examinations, books, ID Cards, original music, car titles or brand packaging. Governments, Printers, Publishers, Schools, Financial Services, Pharmaceutical Companies, Hospitals and Manufacturers utilize this product.

Since the acquisition of companies and the introduction of new web sites in November 2002 monthly sales of Safety Paper have been as follows:

December 2002:      $19,500
January 2003:       $18,500
February 2003:      $37,300
March 2003:         $43,300
April 2003:         $51,300.

Management believes the increase in sales of Safety Paper is a reflection of the Company's expanded marketing efforts and customer satisfaction with the product.

B. BLOCK-OUT PRODUCT - This is a patented technology product is also called ANTI-COLOR REPRODUCTION SYSTEM which prevents color copiers and photo processors from replicating any image. A total solid black image is produced when an image is protected with this system. This product is used in protecting highly sensitive government documents such as ID Cards, licenses, Car titles, photographs, and virtually any color item which needs a color copier to replicate.

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

E. SECURITY CONSULTING SERVICES - Document Security Systems, Inc. provides consulting services in regards to designing and implementation of document security technologies into various sensitive and critical documents, labeling and packaging.

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

Management believes the Company holds extremely valuable state-of-the-art patents and technology which are constantly being refined and which we believe are unsurpassed in the industry. We have a diversified and growing customer base of "end-user" companies in a wide variety of industries who are constantly finding new uses for our security paper and we are also focusing on introducing our products to major printing companies so that they will be able to offer our products to their own "end-user" customers on a licensing and/or royalty basis.

The Company has opened Document Security websites, WWW.DOCUMENTSECURITY.COM and WWW.SAFETYPAPER.COM which have samples of its patented document security solutions, solicits security consulting business and acts as an e-commerce site for its patented security paper and hand-held security verifiers. The Company is in the very early stages of introducing our products into the marketplace. A significant portion of our Safety Paper sales are taking place over the internet through our web sites from which we have received unsolicited orders from around the world.

The Company has additional web sites for e-commerce legal supplies at WWW.LESTERLEVIN.COM and printing at WWW.PATRICKPRINTING.COM
-------------------                 -----------------------

Operating results reflect consolidation of acquired companies commencing August 1, 2002 and are, therefore, not comparable year-to-year. (For details of the acquisition of companies see Form 10-KSB for 2002). Revenues for the first quarter were $310,045.00. Operating net loss for the quarter period was $12,255.00 or $(.0013) per share. Total net loss for the quarter was $29,545.00, or $(.003) per share. The $87,842.00 use of cash in the quarter is due primarily to the loss for the quarter, debt reduction and payment of accounts payable accrued for the fourth quarter of 2002.

During the quarter, the Board of Directors appointed Alan E. Harrison as a director of the Company to fill an opening on the Board. Mr. Harrison is a Digital Printing and Publishing Sales Specialist for IKON Office Solutions, Inc. and has over 29 years of technical and product experience with major copier manufacturers, including as a Senior Project Engineer and Technical Specialist at Xerox Corporation. Mr. Harrison has won IKON's President's Club Award and he also won the Cooperation Award for outstanding contributions to technical knowledge at Xerox.

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

1(B)  Financial Condition -

           1. Working capital is adequate. (Current Ratio is 3.8:1). The Company raised $500,000.00 from a private placement of securities during 2002. In the future, the Company will continue to be dependent on revenue streams from previously released films and the operations of its new, wholly-owned, consolidated subsidiaries for capital.

          2. The Company has, on a consolidated basis, long-term debt of $230,119.00.

                                     PART II

                        Other Information and Signatures

                         DOCUMENT SECURITY SYSTEMS, INC.

Item 1. Legal Proceedings - The Company has initiated legal action in the United States District Court for the Western District of New York against Adlertech International, Inc. and its President, Andrew McTaggart of Toronto, Ontario, Canada seeking compensatory, declaratory and injunctive relief against the defendents asserting claims of breach of contract, breach of duty of good faith, replevin, misappropriation of trade secrets, conversion, fraud, unfair competition, defamation and an accounting.

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

                                              DOCUMENT SECURITY SYSTEMS, INC.


Date: May 1, 2003.                            /S/ PATRICK WHITE
                                              -----------------
                                              Patrick White

                                              President/
                                              Treasurer/Chief Financial &
                                              Accounting Officer


/S/ PATRICK WHITE                 /S/ THOMAS WICKER
----------------------           -----------------------
PATRICK WHITE                    THOMAS WICKER
DIRECTOR                         DIRECTOR

MAY 1, 2003                      MAY 1, 2003
----------------------           -----------------------


/S/ ALAN E. HARRISON
-----------------------
ALAN E. HARRISON
DIRECTOR

MAY 1, 2003
-----------------------

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

Subscribed and certified
the 1st day of May, 2003

/S/ PATRICK WHITE
------------------------
Patrick White
President, CEO, Chairman