Form 10QSB
period 2003-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2003-08-13
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
         SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2003
                                    -------------
                                                                    OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from_________________ to __________________________

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

                                 (585) 232-1500
                                 --------------
              (Registrant's telephone number, including area code)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                          9,309,818 as of July 1, 2003

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

                                            Item 303 of Regulation S-K (Sec.
                                            229.303 of this chapter).

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE(S)

Statement of Operations
  Three and six months ended 6/30/03, 6/30/02                               3

Consolidated Balance Sheet
  As of 6/30/03 & 12/31/02                                                4 & 5

Statement of Cash Flows
  Six months ended 6/30/03 & 6/30/02                                        6

Management's Discussion of Statement of
  Income and Financial Condition                                         7 - 10

PART II - OTHER INFORMATION & SIGNATURES                                   11

Certification                                                           12 & 13


                         DOCUMENT SECURITY SYSTEMS, INC.
                           STATEMENT OF INCOME (LOSS)



                                        FOR THREE MONTHS ENDED        FOR SIX MONTHS ENDED
                                        ----------------------        --------------------
                                          (A)             (B)            (A)          (B)
                                     June 30, 2003   June 30, 2002  June 30, 2003 June 30, 2002

Revenue:
     Printing                         $   218,650    $         0    $   429,501    $         0
     Document Security                     55,598              0        154,791              0
                                      -----------    -----------    -----------    -----------
Net Sales                             $   274,248    $         0    $   584,292    $         0
Cost Applicable to Sales & Revenue        197,420              0        338,383              0
                                      -----------    -----------    -----------    -----------
Gross Profit                          $    76,828    $         0    $   245,909    $         0

Selling and Administrative Expenses       174,135          1,986        350,620          4,836
Depreciation                               15,904              0         30,763              0
                                      -----------    -----------    -----------    -----------
Income (Loss) Before Other Income
  and Income Taxes                    $  (113,211)   $    (1,986)   $  (135,474)   $    (4,836)

Interest Expense                            5,273              0         10,123              0
                                      -----------    -----------    -----------    -----------

Income (Loss) Before Taxes            $  (118,484)   $    (1,986)   $  (145,597)   $    (4,836)

Income Taxes                                    0              0          2,531              0
                                      -----------    -----------    -----------    -----------

Net Loss                              $  (118,484)   $    (1,986)   $  (148,128)   $    (4,836)
                                      -----------    -----------    -----------    -----------

Net Per Common Share                  $     (.013)           NIL    $     (.016)           NIL
                                      -----------    -----------    -----------    -----------

Weighted Average Common Shares          9,309,818      2,238,795      9,309,818      2,238,795



Notes:
(A) Consolidated commencing August 1, 2002.
(B) Unconsolidated


                         DOCUMENT SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                   (As of June 30, 2003 and December 31, 2002)



                                     ASSETS

                                                 June 30, 2003    December 31, 2002
                                                 -------------    -----------------


Current Assets:
   Cash and Cash Items                             $  346,831         $  456,223
   Accounts Receivable                                102,923            137,130
   Inventory                                           33,891             26,437
   Prepaid Expenses                                    18,799             15,614
                                                   ----------         ----------

Total Current Assets                               $  502,444         $  635,404

Fixed Assets (net)                                 $  206,874         $  205,665
Intangible Assets (net)                               408,594            409,266
Other Assets                                            2,900              2,900
                                                   ----------         ----------


TOTAL ASSETS                                       $1,120,812         $1,253,235
                                                   ==========         ==========




                         DOCUMENT SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                   (As of June 30, 2003 and December 31, 2002)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30, 2003     December 31, 2002


Current Liabilities:
  Line of Credit                                  $    82,225       $    82,185
  Trade Accounts Payable                               99,285            67,407
  Accrued Expenses                                     31,128            36,048
                                                  -----------       -----------

Total Current Liabilities                         $   212,638       $   185,640

Long Term Debt                                    $   224,446       $   235,739
                                                  -----------       -----------

Total Liabilities                                 $   437,084       $   421,379

Stockholders' Equity:
  Common Stock $.02 Par Value
    200,000,000 Shares Authorized
    9,309,818 Shares Issued and
    Outstanding on June 30, 2003)                 $   186,196       $   186,196
  Additional Paid-In Capital                        7,042,245         7,042,245
                                                  -----------       -----------

  Total Paid-In Capital                             7,228,441         7,228,441

Accumulated Deficit                               $(6,544,713)      $(6,396,585)
                                                  -----------       -----------

Total Stockholders' Equity                        $   683,728       $   831,856
                                                  -----------       -----------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $ 1,120,812       $ 1,253,235
                                                  ===========       ===========


                         DOCUMENT SECURITY SYSTEMS, INC.
                             Statement Of Cash Flows
                Six Months Ended June 30, 2003 and June 30, 2002

                                                    (Consolidated)  (Unconsolidated)
                                                   Six Months Ended Six Months Ended
                                                     JUNE 30, 2003   JUNE 30, 2002
                                                     -------------   -------------
Operating Activities:

  Net Income (Loss)                                    $(148,128)     $  (4,836)
  Adjustments to reconcile
    Net Income and Net Cash:
     Depreciation and Amortization                        30,763              0
     (Increase)Decrease Inventory                         (7,454)             0
     (Increase)Decrease in Accounts
      Receivable                                          34,207              0
     (Increase)Decrease in Prepaid
      Expenses                                            (3,186)             0
     Increase(Decrease) Accounts Payable                  31,879          4,836
     Increase(Decrease) Accrued Expenses                  (4,921)             0
                                                       ---------      ---------
         Net Cash Provided (Used)                      $ (66,840)     $       0
                                                       ---------      ---------

Investing Activities:
      (Increase)Decrease Fixed Assets                  $ (31,300)     $       0
                                                       ---------      ---------
          Net Cash Provided (Used)                     $ (31,300)     $       0
                                                       ---------      ---------

Financing Activities:
     Repayment Long-Term Debt                          $ (11,252)     $       0
                                                       ---------      ---------
         Net Cash Provided (Used)                      $ (11,252)     $       0
                                                       ---------      ---------


  Increase (Decrease) In Cash
    and Cash Equivalents                               $(109,392)     $       0
  Cash and Cash Equivalents at
    Beginning of Period                                $ 456,223      $       0
                                                       ---------      ---------

      Cash and Cash Equivalents
       at End of Period                                $ 346,831      $       0
                                                       =========      =========

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows for the six months then ended.

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

A. SAFETY PAPER - This Patented specialty paper reveals hidden words, bar codes, logos or images when an inexpensive hand-held plastic verifier is placed on top of the paper which proves its authentication. Also SAFETY PAPER reveals hidden words such as "Void", "Copy" or "Unauthorized Copy" when copied on a Black and White Copier, Color Copier or Desktop Scanner. Custom hidden words and images can also be ordered. Any printable substrate can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging.

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

C. LASER MOIRE' PRODUCT - This patented technology product and process prevents Desktop Scanners from imaging into computers and software. Naked to the human eye, the product is imbedded into photographs, pictures or other art work which the user wishes to protect from theft. The scanned image is Moire'd, bars are placed over the image and colors are rainbow-like distortions and unrecognizable. This technology is used to protect process color printing and is being tested as a digital application for digital print processors.

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

F. SCAN-COP - Scan-Cop can alert authorities that counterfeiting may be taking place when currency or other important documents are scanned into unauthorized computers. The Scan-Cop technology is embedded within the document and can cause the computer to shut down the unauthorized scanning process and automatically e-mail the authorities that counterfeiting may be occurring.

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

The Company has a diversified and growing customer base of "end-user" companies in a wide variety of industries who are constantly finding new uses for our security paper and we are also focusing on introducing our products to major printing companies so that they will be able to offer our products to their own "end-user" customers on a licensing and/or royalty basis.

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

The Company has additional web sites for e-commerce legal supplies at WWW.LESTERLEVIN.COM and printing at WWW.PATRICKPRINTING.COM

Operating results reflect consolidation of acquired companies commencing August 1, 2002 and are, therefore, not comparable year-to-year. (For details of the acquisition of companies see Form 10-KSB for 2002). Revenues for the second quarter were $274,248.00 and $584,292.00 for the six months ended June 30, 2003. Operating net loss for the quarter period was $118,484.00, or $(.013) per share, and $145,597.00, or $(.016) per share, for the six months ended June 30, 2003. Total net loss for the quarter was $118,484.00, or $(.013) per share, and $148,128.00, or $(.016) per share, for the six months ended June 30, 2003. The $109,392.00 use of cash for six months is due primarily to the loss for the period.

Although we are currently in the process of introducing several new document security products, during the second quarter our document security sales consisted solely of revenues generated by our Safety Paper product. Sales of Safety Paper declined during the quarter compared to the previous quarter. The Company has a limited operating history which makes it difficult to analyze the reasons for quarterly fluctuations in terms of its Safety Paper sales. Management believes that the decline may be due to seasonal factors, the slow economic recovery and also to the fact that during the quarter we began to direct an increasing level of our marketing activities towards larger potential customers who must be familiarized with our products, including our new "Block-Out" product, where there is a larger lead time for orders. During the second quarter, the Company made a number of presentations to major companies who are now evaluating our products. Subsequent to the end of the quarter we received our first Safety Paper order from Xpedex, a retail and wholesale paper and printing supply chain which is owned by International Paper. The Company continues to evaluate various methods of expanding its marketing activities, including the use of outside marketing consultants and representatives and including a possible financing which would enable the company to expand its in-house marketing capabilities. Going forward, we anticipate an increasing percentage of our revenues to come from the licensing of our newer technologies, where profit margins are significantly higher than those provided by Safety Paper. Also during the second quarter we began making presentations of our new Scan-Cop technology that can alert authorities that counterfeiting may be taking place when currency or other important documents are scanned into unauthorized computers. The Scan-Cop technology is embedded within the document and can cause the computer to shut down the unauthorized scanning process and automatically e-mail the authorities that counterfeiting may be occurring. In addition, during the quarter we began to put our technologies into a digital form for inclusion into digital presses and print engines such as Nexpress. The digital format of our technologies will give manufacturers and users the ability to print their own security features without the necessity of purchasing out-sourced security printing from the forms industry.


During the quarter the Company signed a new distribution agreement with Orion Pictures for the domestic and foreign distribution of its previously released feature film "LADY IN WHITE." In addition, "FEAR NO EVIL", a previous feature film production of the Company was released on DVD.

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


1(B)  Financial Condition -

           1. Working capital is adequate. (Current Ratio is 2.4:1). The Company raised $500,000.00 from a private placement of securities during 2002. In the future, the Company will continue to be dependent on the operations of its new, wholly-owned, consolidated subsidiaries and revenue streams from previously released films for capital. Although the Company expects to have sufficient funding to run the business for the next twelve months, the Company may need to raise additional capital through a secondary offering or private placement of securities to expand its sales and marketing effort.

2. The Company has, on a consolidated basis, long-term debt of $224,446.00.

                                     PART II
                        Other Information and Signatures

                         DOCUMENT SECURITY SYSTEMS, INC.

Item 1. Legal Proceedings - The Company has initiated legal action in the United States District Court for the Western District of New York against Adlertech International, Inc. and its President, Andrew McTaggart of Toronto, Ontario, Canada seeking compensatory, declaratory and injunctive relief against the defendents asserting claims of breach of contract, breach of duty of good faith, replevin, misappropriation of trade secrets, conversion, fraud, unfair competition, defamation and an accounting. The Defendants have asserted an answer and cross-claims. The action is currently in the discovery phase. The Company is confident it will prevail in the action.

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

                                                 DOCUMENT SECURITY SYSTEMS, INC.


Date: August 11, 2003.                            /S/ PATRICK WHITE
                                                  -----------------
                                                  Patrick White President/
                                                    Treasurer/Chief Financial &
                                                    Accounting Officer

/S/ PATRICK WHITE      /S/ THOMAS WICKER             /S/ ALAN E. HARRISON
-----------------      -------------------          -----------------------

DIRECTOR                   DIRECTOR                         DIRECTOR
--------               -------------------          ----------------------

AUGUST 11, 2003           AUGUST 11, 2003              AUGUST 11, 2003
-----------------      -------------------          ----------------------