Form 10KSB/A
period 2002-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2003-11-13
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              AMENDED FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                         Commission File Number 0-14621

     DOCUMENT SECURITY SYSTEMS, INC. (FORMERLY NEW SKY COMMUNICATIONS, INC.)
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                            16-1229730
        ----------------------                   ---------------
        State of Incorporation                   I.R.S. Employer
                                                 Identification
                                                     Number

                         36 West Main Street, Suite 710
                            ROCHESTER, NEW YORK 14614
                   ------------------------------------------
                   Address of principal and executive offices


                                 (585) 232-1500
                          -----------------------------
                          Registrant's telephone number

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002..................................$3,450,000
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2002......................9,309,818

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

The Company acquired all document security patent interests previously owned by Thomas M. Wicker Enterprises, Inc.

The Company issued 1,000,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $140,000, to Mr. Wicker for the acquisition of the stock of Thomas M. Wicker Enterprises, Inc. and 750,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $105,000.00, to Patrick White for the acquisition of the stock of Lester Levin, Inc. In addition, the Company assumed liability for $324,921 of debt of Lester Levin, Inc. To provide working capital, the Company completed a private placement of 5,000,000 unregistered, with restrictive legend, common shares of the Company, at a price of $.10 per share, raising a total of $500,000.00, during the third quarter.

The Products, Technology and Services offered by the acquired companies are as follows:

NONEXCLUSIVE PATENT INTERESTS: USA Patent #5,735,547; #5,707,083; Canadian Patent #2,045,580, European Patent #0455750 U.S.A. and Trade Secrets

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

B. BLOCK-OUT PRODUCT - This is a patented technology product is also called ANTI-COLOR REPRODUCTION SYSTEM which prevents color copiers and photo processors from replicating any image. A total solid black image, or no copy at all, is produced when an image is protected with this system.

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

The Company has additional web sites for e-commerce legal supplies at WWW.LESTERLEVIN.COM and printing at WWW.PATRICKPRINTING.COM

Prior to the foregoing acquisitions in the document security industry and the refocus of its business plan, the Company developed and produced feature motion pictures and home video cassettes. Due to the new acquisitions by the Company and its new, revised business plan, significant competition among movie-content Web sites and the continuing weak market for internet site advertising, the Company elected to close its Movieplace.com Web site and write-down its investment of $252,741 in Movieplace.com in the third quarter.

         We operate through three wholly-owned subsidiaries, Thomas A. Wicker Enterprises, Inc., Lester Levin Inc. and Document Security Consultants Corp, and one 51% owned subsidiary, Imperial Encryptions, Inc., all of which were acquired in the second and third quarters of calendar year 2002. We entered into the anti-counterfeiting and document security businesses as a result of these acquisitions. To date we have generated minimal revenue through several sources which are:

         o        Royalties and Licensing fees
         o        Printing and Copying Sales
         o        Legal Supply Sales
         o        Safety Paper Sales

         We consider our company to be a technology leader in counterfeit document prevention, including government issued documents, currency, private corporate records and securities and our business plan will be aimed at exploiting our technologies and trade secrets. We currently have non-exclusive ownership interests in three U.S. patents, a European Patent Office patent that covers 13 European countries and one Canadian patent for document anti-counterfeit and anti-fraud technology. The technology applies to both analog and digital copiers and scanners. DCSS has eight anti-counterfeiting technologies that prevent counterfeiting of original documents through copiers, scanners, and computers. The eight anti-counterfeiting technologies are:

         o the Block-out technology;
         o the Laser Moire' technology;
         o the Prism technology;
         o the Concentric Fine Line Printing technology;
         o the Scan-Cop technology;
         o the Safety Paper technology;
         o the Digital Pantograph technology; and
         o the Software Verification System technology.

         As the partial owner of the patents and related technology, we cannot be assured that others may not develop the technology and exploit it in direct competition with us. Management believes, however, that our research and development efforts have resulted in trade secrets which provide us with competitive advantages in the development of products, and two of our executive officers, Thomas Wicker and David Wicker, have been intimately involved with development of the patents and technologies and have entered into employment and non-competition agreements with us. See "Risk Factors - "We are not the exclusive owner of certain of our technology, including patented technology and others may develop competing products or claim rights to license fees or royalties.

Other Business Interests

In the quarter, the Company's first feature film "LADY IN WHITE" continued its release on video cassette and in foreign markets. During the quarter, the Company received $228,966 on account of foreign royalties on the film. In accordance with new accounting rules that took effect in 2001, the unamortized cost of film inventories must be written down if no revenues have been received, or production has not commenced, after a certain number of years. The Company elected to adopt this rule for 2000 and wrote down the remaining unamortized film inventory in "LADY IN WHITE" and other film properties. Certain rights to the film revert to the Company in 2003 and the Company believes there may be an ongoing market for the film, especially in the new, emerging media formats. The Company received no revenues from its other film projects currently in release during the year.

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


                               ITEM 2 - PROPERTIES

The Company currently rents 3,000 sq. ft. office space in the Executive Office Building in downtown Rochester, New York. The monthly rent for the office space is $4,480.


                           ITEM 3 - LEGAL PROCEEDINGS

The Company has initiated legal action in the United States District Court for the Western District of New York (Case No. 03-CV-6044T-(F)) against Adlertech International, Inc. and its President, Andrew McTaggart of Toronto, Ontario, Canada seeking compensatory, declaratory and injunctive relief against the defendents asserting claims of breach of contract, breach of duty of good faith, replevin, misappropriation of trade secrets, conversion, fraud, unfair competition, defamation and an accounting.


                         ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

The Company held no meeting of shareholders in 2002. No matters were submitted to the security holders to vote upon.


                                     PART II

                ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK
                         AND RELATED SECURITY HOLDER MATTERS

Effective October 25, 1989, the Company's stock was deleted from NASDAQ listing. Since that date, the Company's stock trading has been reported on the National Daily Quotation Listing Service, or "bulletin board".

                                               HIGH ASK       LOW BID
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

The Company has 200,000,000 shares authorized to issue and 9,309,818 outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions) which are based on Management's current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described below, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

OVERVIEW

Document Security Systems, Inc (formerly New Sky Communications, Inc.) (the "Company") originally developed and produced theatrical motion pictures and home video cassettes. We changed our name to Document Security Systems, Inc. in 2002 and acquired, through a reverse merger, four companies engaged in the business of developing, licensing and selling anti-counterfeiting technology and products and producing customized digital printing. With its recent acquisitions, the Company has redirected its business to focus on developing, licensing and selling anti-counterfeiting technology and products. The Company was organized 1983 in New York State under the original name Thoroughbreds U.S.A.

Document Security Systems, Inc. trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol DCSS.

BUSINESS DESCRIPTION

MISSION STATEMENT
The mission of Document Security Systems, Inc. is to be a customer driven leader; inventing and providing security technology that solves current and future commercial and governmental customer needs in the fields of document security and authentication , anti-counterfeiting, brand and copyright protection.

SUMMARY OF  ACQUISITIONS-BUSINESS TRANSITION

Between July 31, 2002 and November 1, 2002 the Company acquired Lester Levin, Inc. d/b/a Patrick Printing; Thomas M. Wicker Enterprises, Inc.; Document Security Consultants, Inc. and Imperial Encryption, Inc. The aggregate consideration paid to purchase these companies was $ 758,389. The consideration was paid through a combination of 1,875,000 shares of the Company's common stock valued at $262,500, cash of $ 87,950 and the assumption of $ 407,939 in debt. In conjunction with the business purchases, the Company also secured the services of certain key management and product development personnel.

The Products, Technology and Services offered by the acquired companies are as follows:

 NONEXCLUSIVE PATENT INTERESTS:

            USA Patent #5,735,547, #5,707,083
            Canadian Patent #2,045,580
            European Patent #0455750 U.S.A.

PRODUCTS

A. SAFETY PAPER - This Patented specialty paper reveals hidden words, bar codes, logos and images when an inexpensive handheld plastic verifier is placed on top of the paper which proves its authentication. Also SAFETY PAPER reveals hidden words such as "Void", "Copy" or "Unauthorized Copy" when copied on a Black and White Copier, Color Copier or Desktop Scanner. Custom hidden words or images can also be ordered. The paper is used for protecting such documents as Prescription Pads, Gift Certificates, School Transcripts, Legal Forms, Checks, Coupons, Manuals, Schematics, Examinations, books, ID Cards, original music, car titles or brand packaging. Governments, Printers, Publishers, Schools, Financial Services, Pharmaceutical Companies, Hospitals and Manufactures could utilize this product. Any printable substrate can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging.
B. BLOCK-OUT PRODUCT - This patented technology product, also called ANTI-COLOR REPRODUCTION SYSTEM, prevents color copiers and photo processors from replicating any image. A total solid black image. or no copy at all, is produced when an image is protected with this system. This product is used in protecting highly sensitive government documents such as ID Cards, licenses, Car titles, photographs, and virtually any color item, which needs a color copier to replicate.
C. LASER MOIRE' PRODUCT - This patented technology product and process prevents Desktop Scanners from imaging into computers and software. Naked to the human eye, the product is imbedded into photographs and pictures or other art work which the user wishes to protect from theft. The scanned image is Moire'd, bars are placed over the image and colors are rainbow-like distortions and unrecognizable.
D. SOFTWARE VERIFICATION SYSTEM - This patented process utilizes software in a hand-held scanner or high-speed counter and verifies the authenticity of currency or any other sensitive or critical document as it passes through the scan.
E. CONCENTRIC FINE LINE - Concentric Fine Line anti-counterfeiting technology is used in the Euro, the British Pound, and the U.S. Dollar (in denominations greater than $2). Previously, it was used in German and French currencies. The concentric lines are embedded in the notes, are undetectable by the human eye, and distort scanning and copying. If a handheld plastic verifier is placed on the concentric lines surrounding the portrait, or on the portrait itself, on the front side of the U.S. note; or, if it is placed on outside lines surrounding the picture of the building, or on the building itself, on the back side of the U.S. Note, wavy lines should appear. The lines indicate that DCSS technology is present and that the note is legal tender. The Euro and the British Pound Sterling Note also have the concentric line technology embedded in its portraits and designs to prevent clean scans.

F. SCAN-COP - Scan-Cop technology can alert authorities to counterfeiting processes when currency or other important documents are scanned into unauthorized computers. The Scan-Cop Technology embedded in the document can cause the computer to shut down and email the authorities that counterfeiting is taking place.

SERVICES

       SECURITY CONSULTING SERVICES - Document Security Systems, Inc. provides consulting services to interested parties in regards to the design and implementation of document security technologies into sensitive and critical documents, labeling and packaging. The Company has completed research and development on nine new document security technologies.

The Company also opened Document Security web sites, WWW.DOCUMENTSECURITY.COM and WWW.SAFETYPAPER.COM during the last quarter of 2002. The web site contains samples of its patented document security solutions, solicits security consulting business and acts as an e-commerce site for its patented security paper and hand-held security verifiers. The Company has additional web sites for e-commerce legal supplies at WWW.LESTERLEVIN.COM and printing at WWW.PATRICKPRINTING.COM

PLAN OF OPERATION

We expect to exploit our anti-counterfeiting technology and trade secrets through licensing arrangements with potential customers, including government entities and private companies. Our technology can be utilized in protecting against counterfeiting and unauthorized copying or creation of many different forms of documents, including corporate documents such as internal reports or memorandums, paper currency, identification records and securities. We have, for example, entered into a License Agreement with Bristol ID Technologies, Inc. where we granted Bristol a non-exclusive license to use certain of our products for a ten year term in exchange for royalty payments

To provide for working capital, the Company completed a private placement of 5,000,000 unregistered, with restrictive legend, common shares of the Company, at a price of $0.10 per share, raising a total of $500,000 gross proceeds, during the third quarter ended September 30, 2002.

We have decided that in regard to our technology sales we will out-source a portion of our sales and marketing. The printing and legal supply businesses are continuing under their original marketing and pricing models. The decision to out-source was based on our size along with the strengths of our key personnel and the cost of maintaining an in-house staff during our initial marketing efforts. We decided that it would be much more prudent to have a pre-qualified sales representative with established contacts.

Our products may be used to prevent counterfeiting of prescriptions, food stamps, Medicare and Social Security cards, gift certificates, school transcripts, legal forms, checks, ID cards, labels, certifications, proposals, books, original music, examinations, copyrighted material, coupons, manuals, packaging, licenses, product logos, business plans, customer lists, birth certificates, designs and schematics, tickets, scripts, receipts, and tags.


PATENTS AND TRADE SECRETS
The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, trademark, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's business will depend in part on its proprietary technology interests and the Company's protection of that technology.

The Company holds nonexclusive interests in the following patents:
USA Patent #5,735,547, #5,707,083
Canadian Patent #2,045,580
European Patent #0455750 U.S.A.

Document Security Systems, Inc. has an ongoing policy of filing patent and trademark applications to seek protection for novel features of its products and currently has 9 provisional patent applications pending in the United States.

There is a risk that claims allowed on any patent interests held by the Company, or that trademarks held by the Company, may not be broad enough to protect the Company's technology or proprietary interests. In addition, the Company's patent or trademark interests may be challenged, invalidated or circumvented and Document Security Systems, Inc. cannot be certain that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent or trademark protection on the Company's technology or the circumvention of its patent or trademark protection by competitors could have a material adverse effect on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete successfully.

The Company cannot be certain that any existing or future patent or trademark applications will result in issued patents or trademarks with the scope of the claims sought by the Company, or at all. Moreover, any current or future issued or licensed patents may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others will independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. There is a risk that the Company has infringed, or will in the future infringe patents or trademarks owned by others, that the Company will need to develop non-infringing technology or acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to the Company, and that such licenses may not be available to the Company on acceptable terms, if at all.

The Company may have to litigate to enforce its patent or trademark interests or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on the Company's business, operating results, financial condition, stock price and on the Company's ability to compete successfully. To determine the priority of inventions, Document Security Systems, Inc. may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to the Company and could result in limitations on the scope or validity of the Company's patents or trademarks.

The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality agreements with its employees, consultants and with third parties. There is a risk that these agreements may be breached, and that remedies available to the Company will not be adequate. In addition, the Company's trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. A failure by the Company to protect its trade secrets, proprietary know-how and other intellectual property in a meaningful manner could have a material adverse effect on the Company's business, operating results, financial condition, stock price and on the Company's ability to compete successfully.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Consolidated Financial Statements in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition as well as loss contingencies and restructurings. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer's credit worthiness or actual defaults are higher than the historical experience, estimates of the recoverability of amounts due could be adversely affected. A reserve for sales returns is established based on historical trends in returns and information obtained directly from the customers regarding possible returns. If the actual future returns do not reflect historical data, the Company's revenue could be affected.

GOODWILL IMPAIRMENTS:
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets of an acquired business. The Company performs a goodwill impairment assessment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of a reporting unit that the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate rate that incorporates the Company's cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those estimated by management. A change in industry or market conditions or a downturn in the Company's operations could result in a further impairment of goodwill. The Company's investment in Movieplace.com was deemed to be impaired. Accordingly, an impairment charge of $ 251,570 was reflected in the current fiscal loss.

The following discussion is based on the audited financial statements contained elsewhere in this report.

 Results of Operations - Year Ended December 31, 2002

Operating results reflect post acquisition consolidation of operations of the acquired companies commencing August 1, 2002. Operating net profit was $152,185 for the year compared to an operating loss of $ 170,358 in 2001. The net loss decreased to $ 108,347 in 2002 from $ 238,248 in 2001. Per share losses dropped $ (0.21) to $ (0.02) this year from $ (0.23) in 2001. The net loss for the year reflects a $252,741 non-cash impairment charge incurred upon the reassessment of our future cash flows to be derived from the web site Movieplace.com coupled with the Company's decision to allocate developmental resources to pursue its revised business plan of developing and exploiting document security solutions as detailed elsewhere in this discussion.

NET SALES
The increase in Sales of $679,518 was due to the film royalty receipt of $228,966 and consolidation of the post acquisition sales of the acquired companies of $450,552. During the year, the Company received a $228,966 distribution of royalties for its previously released motion picture "LADY IN WHITE". This royalty receipt was a cumulative royalty covering the five previous years. The receipt of these royalties was the result of the Company's efforts to compel the motion picture distributor to update their accounting and reporting. During 2002, the Company received no funds from any of its other film projects in release and does not expect any significant royalty receipts in 2003. The Company expects 2003 reported revenue growth to be primarily the result of reporting a full year of the of the operations of its acquired companies.

COST OF SALES
The increase in Costs Applicable to Sales and Revenue of $230,838 was due the post acquisition operational results of the acquired companies for the five months ended December 31. The Company had no sales or cost of sales in 2001. Cost of sales and inventory primarily consists of paper products and office supplies held for resale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.
The changes in Operating Expenses, Other Income (Expense) and Net Loss are due primarily to the cost of acquiring the companies and consolidation of their post acquisition operations.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
The Company's operating activities provided cash of $ 51,430. This was primarily due to the $228,966 film royalty receipt. The Company expended $ 100,459 in cash to reduce is payables. Among the payables paid was the Company's accrued New York State Franchise tax liability of $89,909. The Company has resolved its tax liability to the State of New York. The overall increase of liabilities is due to the consolidation of the existing liabilities of the acquired companies.

INVESTING ACTIVITIES
The Company expended $ 13,412 to purchase new equipment and invested $ 87,950 ($ 74,798 net of cash acquired) in the purchase of the four companies for a total of $ 88,210 expended in 2002. The Company had no investing activities in 2001.

FINANCING ACTIVITIES
The Company's financing activities provided cash of $ 493,003. To provide working capital, the Company completed a private placement of 5,000,000 unregistered, with restrictive legend, common shares of the Company, at a price of $.10 per share, raising a total of $500,000 in cash during the third quarter. There were no separate identifiable costs associated with the offering.

The Company believes it has sufficient working capital to withstand the anticipated requirements of the forthcoming twelve months.

Unaudited pro forma information

The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisitions had occurred on January 1, 2001:

                                             FISCAL YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                                    2002               2001
                                                    ----               ----
           Net Revenues                       $1,376,619        $ 1,151,492
           Net Loss                            (158,756)          (270,921)
           Net Loss Per Share                    $(0.03)            $(0.09)
           Weighted Average Common
           Shares                              6,000,853          2,906,529


RISK FACTORS

The Company's current business is based upon technology and assets that have been acquired since August 2002. The consolidated companies have limited operating and financial information relating to this new business to evaluate performance and future prospects. Due to the change in business model, management does not view our historical financials as being a good indication of our future. The Company faces the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on business, financial condition and operating results. The Company is at the very early stage of introducing it's document security technology and products to the market. Management cannot predict the rate of the market's acceptance of our document security solutions. Failure to maintain a significant customer base may have a material adverse effect on business.

The market for document security products, applications, and services is fast-moving and evolving. Identification and authentication technology is constantly changing as the Company and its competitors introduce new products, applications, and services, and retire old ones as customer requirements quickly develop and change. In addition, the standards for document security are continuing to evolve. If any segments of the market adopt technologies or standards that are inconsistent with the Company's applications and technology, sales to those market segments could be adversely affected.
COMPETITION.

The market in which the Company operates is highly competitive, and it may not be able to compete effectively, especially against established industry competitors with greater market presence and financial resources. The Company's competitors range from traditional bank note printers such as American Bank Note Co., Thomas De La Rue Co. and Bank Note Corporation of America to commercial printers such as Relizon, Moore Wallace, Standard Register and Consolidated Graphics to new age technology developers such as Digimarc and Visage. The Company's size and financial condition may impede its ability to compete in many areas. The Company's success will also be determined, in part, by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. The Company may face intellectual property infringement or other claims against us or our customers that could be costly to defend and result in our loss of significant rights.

MANAGEMENT OF GROWTH.

Successful expansion of the Company's operations will depend on, among other things, the ability to develop and commercialize new products, to continue to effectively market existing products, to attract and retain skilled management and other personnel and to secure adequate sources of capital to finance growth at reasonable terms. To manage growth effectively, the Company will have to continue to improve its operational, financial and management information systems, procedures and controls. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

ACCESS TO CAPITAL

The Company may need to raise additional funds in the near future to fund more aggressive expansion of the business, complete the development, testing and marketing of products, or make strategic acquisitions or investments. The Company may require additional equity or debt financing, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that these funds will be available on acceptable terms for us to finance such development.

NONEXCLUSIVE OWNERSHIP OF PATENT INTERESTS.

As of the date hereof, we have non-exclusive ownership interests in United States patents No. 5,707,083, 5,735,547 and 5,018,767 and the European patent No. 0455750. These patents were originally developed by the Wicker Group, which was founded by Mr. Ralph Wicker, the father of Thomas and Dave Wicker. The Wicker Group sold "gross" and "net" ownership interests in these patents. As a result, other persons may develop competing products and services based upon certain of the technology that we utilize. These persons may also claim that they are entitled to royalties or license fees from products developed by us. The development and marketing of other products may adversely impact our ability to compete in the market place, or to successfully obtain preferential pricing on our products. Further, claims by other owners of the patents could result in litigation against us, increase costs of litigation, or reduce our profitability. There can be no assurance that others may not be successful in their claims.

PROTECTION OF INTELLECTUAL PROPERTY.

The Company relies on a combination of patents, trademarks, trade secrets, and other intellectual property law, nondisclosure agreements and other protective measures to preserve its proprietary rights pertaining to its technology and products. Such protection, however, may not preclude competitors from developing products or technology similar or superior to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights to the extent it has the financial resources to do so, there can be no assurance that these efforts will be successful. Furthermore, there can be no assurance that the Company's products or technologies are not or will not be in violation of the patent rights of third parties.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT OR OTHER CLAIMS AGAINST US OR OUR CUSTOMERS THAT COULD BE COSTLY TO DEFEND AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS.

         Although we have received U.S. Patents and a European Patent with respect to certain of our technology, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees to establish and protect the ideas, concepts and documentation of software and trade secrets developed by us. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations does not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the patents, technology or trade secrets we developed or use in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search will not disclose applications that are currently pending in the United States Patent Office; and there may be one or more such pending applications that would take precedence over our applications.

    ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following documents are filed as part of this report:
    1. Financial Statements:

        Balance Sheet - December 31, 2001 and December 31, 2002.

        Statements of Operations - Year ended December 31, 2001 and December 31, 2002.

        Statement of Stockholders Equity - December 31, 2001 and December 31, 2002.

        Statement of Cash Flows - Years ended December 31, 2001 and December 31, 2002.

        Notes to Financial Statements

        Pre-Acquisition combined financial statements for Lester
        Levin, Inc., Thomas M. Wicker Enterprises,Inc.,
        Document Security Consultants, Inc. and Imperial Encryption, Inc.

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


History of Officers and Directors:

Patrick White is the President, chairman and chief executive officer of Document Security Systems, Inc. White is focused on providing the strategy and vision that will enable Document Security Systems to become the Security Printing Industry's leading global document security business services company. A respected financial services and printing industry executive, White was named the Company's President, Chairman and CEO in August 2002.

Previously, Mr. White spent 23 years at a publicly held financial institution named Rochester Community Savings Bank that was later acquired by Charter One Bank. White was most noted for his role as Corporate Controller where he installed strong financial control and modeling systems and was instrumental in guiding the bank through radical interest rate environments, as well as various mergers and acquisitions. Under White's tenure the Bank grew from an $800 million private thrift to a $4 billion publicly held bank. Since 1989 White purchased 4 different printing companies. Through the use of catalog mailings and the Internet White converted his mainly local printing companies into worldwide distributors of printed products. White is also credited with updating his original traditional offset printing companies to a state-of-the-art digital imaging operation. Since 1990 White has worked in the research and development of various document security technologies. White began marketing Security Print products in 1994. White graduated from Rochester Institute of Technology with a Bachelor of Science in Accounting in 1976. He received his MBA from Rochester Institute of Technology in 1984.

Thomas Wicker, a native of Livonia, New York., has worked as a Document Security scientist for over 20 years. Prior to joining Document Security Systems, Mr. Wicker worked for a Document Security consulting firm named, Thomas M. Wicker Enterprises. Currently Mr. Wicker serves as the key technologist, directing the technical operations behind the Document Security Systems' patented document security properties. Wicker is credited with helping build some of the most sophisticated anti-counterfeiting technology into the world's most highly critical printed documents such as the U.S. Currency and the Euro dollar. Wicker has consulted for the Federal Bureau of Investigation, the Central Intelligence Agency, Moore Business Forms, American Bank Note Company and various other government and high-end corporate security printers. To his credit, Wicker has numerous document security patents and pending patent applications in 94 countries that he has since transferred to Document Security Systems. Mr. Wicker refined his skills working with his late father Ralph Wicker, a widely known document security scientist who received the New York State Patent Law Assn. Inventor of The Year Award in 1995.

All Directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The executive officers of the Company are elected by the Board of Directors and hold office at the will of the Board. The Company intends to hold a shareholders' meeting in 2003. The Directors of the Company receive no compensation.

The Company presently has an Audit Committee consisting of at least one outside Director.

                          ITEM 9 - EXECUTIVE COMPENSATION

The executives of the Company received compensation in the following amounts:

                                                       Annual                               Long Term
         Name               Year             Cash                      Non-Cash
                                             Compensation              Compensation
Patrick White
President, CEO,
Director                        2002         $  31,250                  $     0                None
                                2001         $       0                  $     0                None
                                2000         $       0                  $     0                None
Thomas Wicker
Vice President,
Director                        2002         $ 19,000                   $     0                None
                                2001         $      0                   $     0                None
                                2000         $      0                   $     0                None
E. Anthony Wilson
President, CEO,
Director                        2002         $      0                   $     0                None
                                2001         $      0                   $60,000                None
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

The Company issued 1,000,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $140,000, to Mr. Wicker for the acquisition of the stock of Thomas M. Wicker Enterprises, Inc. and 750,000 unregistered, with restrictive legend, common shares of the Company, with a current market value of $105,000, to Patrick White for the acquisition of the stock of Lester Levin, Inc. In addition, the Company assumed liability for $324,921 of debt of Lester Levin, Inc. To provide working capital, the Company completed a private placement of 5,000,000 unregistered, with restrictive legend, common shares of the Company, at a price of $.10 per share, raising a total of $500,000, during the third quarter.

The Company has initiated a stock compensation plan for certain non-officer employees of the Company. The grant is for a total of 96,000 shares of the Company, vesting twenty-five percent (25%) per year over four years.

                    ITEM 12 - EXHIBITS, FINANCIAL STATEMENTS
                                 AND SIGNATURES


(a) The following documents are filed as part of this report:

                                                                         Page(s)
    1.
                                                                          F1-F14
         All other schedules are omitted because they are not applicable or required information is shown in financial statements or notes thereto.

          Pre-Acquisition combined financial statements for Lester
          Levin, Inc., Thomas M. Wicker Enterprises,Inc.,
          Document Security Consultants, Inc. and Imperial Encryption, Inc.
                                                                         F15-F26


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



                                                 DOCUMENT SECURITY SYSTEMS, INC.
                                                          (Registrant)


                                                By: /S/ PATRICK WHITE
                                                ---------------------
NOVEMBER 6, 2003                                President, Chief Financial &
----------------                                Accounting Officer
    (Date)                                      (Signature and Title)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ PATRICK WHITE
-----------------
CEO/DIRECTOR
(Signature and Title)

/S/ THOMAS WICKER
-----------------------
VICE PRESIDENT/DIRECTOR
(Signature and Title)

NOVEMBER 6, 2003
----------------
    (Date)

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

       Consolidated Statements of Operations for the Years Ended
       December 31, 2002 and December 31, 2001                               F-4

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2002 and December 31, 2001                               F-5

       Consolidated Statements of Changes in Stockholders' Equity for the
       Years Ended December 31, 2002 and December 31, 2001                   F-6

       Notes to Consolidated Financial Statements                            F-7

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                  687 LEE ROAD
                               ROCHESTER, NY 14606
                                 (407) 977-9057

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


February 21, 2003, Except note 2 Sept 15, 2003
/s/ Michael F. Cronin
---------------------
[GRAPHIC OMITTED]
Michael F. Cronin
Certified Public Accountant



                         DOCUMENT SECURITY SYSTEMS, INC.
                (FORMERLY KNOWN AS NEW SKY COMMUNICATIONS, INC.)

                           CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,   DECEMBER 31,
                                                            2002            2001
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                             $   456,223    $         0
   Accounts Receivable                                       137,130              0
   Inventory                                                  26,437              0
   Prepaid Expenses                                           15,614              0
                                                         -----------    -----------
      Total Current Assets                                   635,404              0

FIXED ASSETS:                                                309,332              0
Less: Accumulated Depreciation                              (123,667)            (0)
                                                         -----------    -----------
      Total Fixed Assets                                     185,665              0

FILM INVENTORY:                                               20,000        270,900

INTANGIBLE ASSETS:
    Acquired Amortizable (net)                                43,976              0
    Acquired Goodwill                                        365,291              0
                                                         -----------    -----------
      Total Intangible Assets                                409,267              0

OTHER ASSETS:                                                  2,900            400
                                                         -----------    -----------
      TOTAL ASSETS                                       $ 1,253,236    $   271,300
                                                         ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of Credit                                        $    82,185    $         0
   Trade Accounts Payable                                     67,408         30,988
   Accrued Expenses                                           36,048         89,909
   Current Portion of Long-term Debt                          21,600              0
                                                         -----------    -----------
      Total Current Liabilities                              207,241        120,897

LONG-TERM DEBT:                                              214,139              0

STOCKHOLDERS' EQUITY:
   Common Stock-par value $0.02
      9,309,818 Shares Issued (2,238,795 in 2001)            186,196         44,776
   Additional Paid-in Capital                              7,042,245      6,393,865
   Accumulated Deficit                                    (6,396,585)    (6,288,238)
                                                         -----------    -----------
      Total Stockholders' Equity                             831,856        150,403
                                                         -----------    -----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 1,253,236    $   271,300
                                                         ===========    ===========

See Summary of Significant Accounting Policies and Notes to Financial Statements.




                         DOCUMENT SECURITY SYSTEMS, INC.
                (FORMERLY KNOWN AS NEW SKY COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED
                                                    DECEMBER 31,      DECEMBER 31,
                                                       2002              2001


Net Sales                                         $   679,518       $         0
Cost Applicable to Sales
  and Revenue                                         230,838                 0
                                                  -----------       -----------
Gross Profit                                          448,680                 0

Selling, General and
  Administrative Expenses                             268,381           170,358
Depreciation                                           14,417                 0
Bad Debts                                              13,697                 0
                                                  -----------       -----------
             Operating Expenses                       296,765           170,358
                                                  -----------       -----------
Income (Loss) before Other
  Income and Income Taxes                             152,185          (170,358)

Interest Expense                                       (8,962)          (37,642)
Permanent Impairment of
  Long-lived Assets                                  (251,570)         (238,257)
Debt Settled in Excess of Value
  of Common Shares Issued                                   0           216,692
                                                  -----------       -----------
             Other Income (Expense)                  (260,532)          (59,207)
                                                  -----------       -----------
Net Loss before Income Taxes                      $  (108,347)         (229,565)

Income Tax Expense                                          0             8,683
                                                  -----------       -----------
Net Loss                                          $  (108,347)      $  (238,248)
                                                  ===========       ===========
Basic Net Income (Loss) Per Share                 $     (0.02)      $     (0.23)
                                                  ===========       ===========
Weighted Average Common Shares
  Outstanding as Adjusted for
  1-for-200 Reverse-Split                           4,799,039         1,031,529
                                                  ===========       ===========




See Summary of Significant Accounting Policies and Notes to Financial Statements.



                         DOCUMENT SECURITY SYSTEMS, INC.
                (FORMERLY KNOWN AS NEW SKY COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,
                                                           2002           2001
                                                        ------------  ------------
Operating Activities:
Net Loss                                                  $(108,347)   $(238,248)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
           Depreciation, Amortization and Bad Debts          28,195            0
       Impairment of Long-lived Assets                      250,900      238,257
       Debt Settled in Excess of Value of Common Shares    (216,692)
       Stock Issued for Services                             27,300      115,200
Changes in Operating Assets and Liabilities
        Accounts Receivable                                 (22,526)           0
        Inventories                                         (23,633)           0
        Payables and Accrued Expenses                      (100,459)     101,483
                                                          ---------    ---------
Cash Provided by Operating Activities                        51,430            0

Investing Activities:
       Purchase of Equipment                                (13,412)           0
       Investment in Subsidiaries, Net of Cash Acquired     (74,798)           0
                                                          ---------    ---------
Cash Used by Investing Activities                           (88,210)           0

Financing Activities
        Proceeds from Sale of Common Stock                  500,000            0
        Loan Payment                                         (6,997)           0
                                                          ---------    ---------
Cash Provided by Financing Activities                       493,003            0
                                                          ---------    ---------
Increase in Cash                                            456,223            0
Cash and Cash Equivalents-Beginning                               0            0
                                                          ---------    ---------
Cash and Cash Equivalents-Ending                          $ 456,223    $       0
                                                          =========    =========

See Summary of Significant Accounting Policies and Notes to Financial Statements.





                         DOCUMENT SECURITY SYSTEMS, INC.
                (FORMERLY KNOWN AS NEW SKY COMMUNICATIONS, INC.)

                  Statement of Changes in Stockholders' Equity

                                                      COMMON STOCK          ADDITIONAL    ACCUMULATED        TOTAL
                                                                             PAID-IN        DEFICIT
                                                  SHARES       AMOUNT        CAPITAL
                                               -----------------------------------------------------------------------
Balance January 1, 2001                          966,685    $    19,374   $ 5,962,028    $(6,049,990)   $   (68,588)
Purchase of Movieplace.com                       250,000          5,000        85,000
Settlement of Movieplace.com Debt                377,500          7,550       128,350
Settlement of Debt                                87,610          1,752        29,787
Settlement of Related Party Debt                 235,000          4,700        79,900
Stock Issued for Services                        320,000          6,400       108,800
Net Loss for Year Ended December 31, 2001                                                   (238,248)
                                               ---------    -----------   -----------    -----------    -----------
Balance December 31, 2001                      2,238,795    $    44,776   $ 6,393,865    $(6,288,238)   $   150,403

Stock Issued for Cash                          5,000,000        100,000       400,000
Stock Issued for Acquisitions                  1,875,000         37,500       225,000
Stock Issued for Services                        195,000          3,900        23,400
Fractional Shares Issued for Reverse Split         1,023             20           (20)
Net Loss for Year Ended December 31, 2002                                                   (108,347)
                                               ---------    -----------   -----------    -----------    -----------
Balance December 31, 2002                      9,309,818    $   186,196   $ 7,042,245    $(6,396,585)   $   831,856
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

Summary of Acquisitions
      Consideration Paid in Cash and  Stock                     $  350,450
      Liabilities Assumed                                          407,939
                                                                ----------
            Total Consideration Paid                            $  758,389
      Less:  Fair Market Value of  Tangible &
                Intangible Assets Acquired                         393,098
                                                                ----------
      Excess Consideration Paid over Fair
                Market Value of Assets Acquired
                (Goodwill)                                      $  365,291
                                                                ==========

In accordance with SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and other Intangible Assets ", all identifiable assets acquired were analyzed to determine their fair values and remaining useful lives. The amortizable intangible assets acquired were a covenant not to compete and unamortized discount on long-term debt. These intangible assets are amortized over their respective remaining useful lives. Covenants-3 years and discount on long term debt-7 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized, and will be tested for impairment at least annually.

Effective July 1, 2001 the company adopted SFAS 142, "Goodwill and Other Intangible Assets". The adoption of SFAS 142 will result in a reduction of future goodwill amortization expense. Goodwill is no longer subject to amortization, but instead is subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that that have finite useful lives will continue to be amortized over their respective useful lives. The impairment test for goodwill consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The implied fair value of the goodwill exceeded its carrying value at the balance sheet date. No impairment adjustment for goodwill was required for the fiscal year ended December 31, 2002.

UNAUDITED PRO FORMA INFORMATION:

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company assuming all the acquisitions occurred January 1, 2001:


                         Fiscal Year Ended December 31,
                                                 ---------------------------
                                                     2002          2001
                                                 ------------- -------------
                Revenues                         $ 1,376,619      $1,151,492
                Net loss                          (  158,756)     (  270,921)
                Net loss per share                   $  (.03)        $  (.09)

                Basic & Diluted Common Shares       6,000,583       2,906,529

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

                                               December 31,         December 31,
                                                   2002                2001

Federal Deferred Tax Asset Relating
  to Net Operating Losses                      $   2,000,852       $  1,966,960
State Deferred Tax Asset Relating
  to Net Operating Losses                            511,726            503,059
Less: Valuation Allowance                         (2,512,578)        (2,470,019)
                                               -------------       ------------

Total Deferred Tax Asset                       $           0       $          0
                                               =============       ============

5. COMMITMENTS:

         FACILITIES

The Company leases a total of approximately 3,000 square feet of office space for its administrative offices, its digital printing facilities and legal stationery business at a monthly rental of approximately $4,500.

Future lease commitments are as follows:

        Year ending December 31, 2003         $51,764
        Year ending December 31, 2004          50,814
        Year ending December 31, 2005           6,927

         EQUIPMENT LEASES

The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases are operating leases and are generally for a term of 60 months.

Future lease commitments are as follows:

        Year ending December 31, 2003         $63,643
        Year ending December 31, 2004          59,650
        Year ending December 31, 2005          18,215
        Year ending December 31, 2006          11,639
        Year ending December 31, 2007           6,000

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

         A summary of maturities of the debt is as follows:

Year Ending:
               December 31, 2003                   $21,600
               December 31, 2004                    22,800
               December 31, 2005                    24,000
               December 31, 2006                    25,200
               December 31, 2007 and after           6,000

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

8. SUMMARY BY OPERATING DIVISION AS OF DECEMBER 31, 2002:

                                                     Document
                                                   Security and
                              Movie Production       Printing          Total
                              ----------------       --------          -----
Net Assets                        $20,000           $1,233,236     $ 1,253,236
Net Sales                         233,849              445,669         679,518
Net Loss                          (54,228)             (54,119)       (108,347)

9. SUPPLEMENTAL CASH FLOW INFORMATION:
                                                         2002         2001
                                                         ----         ----
                  Interest Paid                         $8,962     $ 37,642

Selected non-cash investing and financing activities are summarized as follows:

                                                        2002                2001
                                                        ----                ----


Stock issued for services                           $ 27,300           $ 115,200
Stock issued in settlement of debt                         0             252,039
Stock issued for acquisitions                        262,500              90,000

             LESTER LEVIN, INC., THOMAS M. WICKER ENTERPRISES, INC., DOCUMENT SECURITY CONSULTANTS, INC. AND IMPERIAL ENCRYPTION, INC.



INDEX TO COMBINED FINANCIAL STATEMENTS
     Independent Auditor's Report                                           F-16

     Financial Statements:

        Combined Balance Sheets as of July 31, 2002 and
        December 31, 2001 & 2000                                            F-17

        Combined Statements of Operations for the Period Ended July 31,
        2002 and Years Ended December 31, 2001 & 2000                       F-18

        Combined Statements of Cash Flows for the Period Ended
        July 31, 2002 and Years Ended December 31, 2001 & 2000              F-19

        Notes to Combined Financial Statements                              F-24

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                  687 LEE ROAD
                               ROCHESTER, NY 14606
                                 (407) 448-2407

Board of Directors and Shareholders
Document Security Systems, Inc.
Rochester, New York

I have audited the accompanying combined balance sheets of Lester Levin, Inc., Thomas M. Wicker Enterprises, Inc., Document Security Consultants, Inc. and Imperial Encryption, Inc. as of July 31,2002 (the implied date of acquisition), December 31, 2001 and December 31, 2000 and the related combined statements of operations and cash flows and for the seven months and years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Lester Levin, Inc., Thomas M. Wicker Enterprises, Inc., Document Security Consultants, Inc. and Imperial Encryption, Inc. as of July 31,2002 (the implied date of acquisition), December 31, 2001 and December 31, 2000 and the related combined statements of operations and cash flows and for the seven months and years then ended in conformity with generally accepted accounting principles.


August 25,2003

/s/ Michael F. Cronin
---------------------

Michael F. Cronin
Certified Public Accountant




             LESTER LEVIN, INC., THOMAS M. WICKER ENTERPRISES, INC.,
        DOCUMENT SECURITY CONSULTANTS, INC. AND IMPERIAL ENCRYPTION, INC.


                             COMBINED BALANCE SHEETS

                                                 JULY 31,   DECEMBER 31,  DECEMBER 31,
                                                   2002         2001          2000
                                                 ---------    ---------    ---------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                     $  13,152    $  11,599    $  24,299
   Accounts Receivable                             128,301      141,206      122,148
   Inventory                                         9,780       13,196       22,886
   Prepaid Expenses                                  8,638            0       16,738
                                                 ---------    ---------    ---------
      Total Current Assets                         159,871      166,001      186,071

FIXED ASSETS:                                      296,231      273,699      263,962
Less: Accumulated Depreciation                    (112,747)     (82,889)     (44,234)
                                                 ---------    ---------    ---------
      Total Fixed Assets                           183,484      190,810      219,728

INTANGIBLE ASSETS:
    Acquired Amortizable (net)                      47,555       50,837       56,786
    Acquired Goodwill                               18,226       19,043       20,774
                                                 ---------    ---------    ---------
      Total Intangible Assets                       65,781       69,880       77,560

OTHER ASSETS:                                        2,188        3,210          794
                                                 ---------    ---------    ---------
      TOTAL ASSETS                               $ 411,324    $ 429,901    $ 484,153
                                                 =========    =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Line of Credit                                $  80,296    $  33,551    $       0
   Trade Accounts Payable                           74,539       70,650       37,842
   Accrued Expenses                                  8,478        7,239        5,340
   Current Portion of Long-term Debt                21,600       15,373       15,373
                                                 ---------    ---------    ---------
      Total Current Liabilities                    184,913      126,813       58,555

LONG-TERM DEBT:                                    223,026      241,254      256,627

STOCKHOLDERS' EQUITY:
   Common Stock                                     63,769       71,809      146,273
   Accumulated Deficit                             (60,384)      (9,975)      22,698
                                                 ---------    ---------    ---------
      Total Stockholders' Equity                     3,385       61,834      168,971

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 411,324    $ 429,901    $ 484,153
                                                 =========    =========    =========


  See Summary of Significant Accounting Policies and Notes to Financial Statements.



             LESTER LEVIN, INC., THOMAS M. WICKER ENTERPRISES, INC.,
        DOCUMENT SECURITY CONSULTANTS, INC. AND IMPERIAL ENCRYPTION, INC.

                        COMBINED STATEMENTS OF OPERATIONS

                                                 7 MONTHS ENDED              YEAR ENDED
                                                                     DECEMBER 31,    DECEMBER 31,
                                                   JULY 31, 2002         2001           2000
                                                 ---------------     ------------    ------------

Net Sales                                            $   697,682    $ 1,151,492    $   656,093
Cost Applicable to Sales and Revenue                     334,154        518,554        352,572
                                                     -----------    -----------    -----------
Gross Profit                                             363,528        632,938        303,521

Selling, General and Administrative Expenses             365,938        593,116        255,682
Depreciation                                              33,950         46,336         26,589
                                                     -----------    -----------    -----------
             Operating Expenses                          399,888        639,452        282,271
                                                     -----------    -----------    -----------
Income (Loss) before Other Income and Income Taxes       (36,360)        (6,514)        21,250

Interest Expense                                         (13,993)       (26,059)       (14,724)
Permanent Impairment of Long-lived Assets                                    (0)            (0)
                                                     -----------    -----------    -----------
             Other Income (Expense)                                           ()       (14,724)
                                                     -----------    -----------    -----------
Net Income (Loss) before Income Taxes                    (50,353)       (32,573)         6,526

Income Tax Expense                                            56            100            100
                                                     -----------    -----------    -----------
Net Income (Loss)                                    $   (50,409)   $   (32,673)   $     6,426
                                                     ===========    ===========    ===========

See Summary of Significant Accounting Policies and Notes to Financial Statements.





             LESTER LEVIN, INC., THOMAS M. WICKER ENTERPRISES, INC.,
        DOCUMENT SECURITY CONSULTANTS, INC. AND IMPERIAL ENCRYPTION, INC.


                        COMBINED STATEMENTS OF CASH FLOWS


                                                  7 MONTHS ENDED        YEAR ENDED
                                                                 DECEMBER 31, DECEMBER 31,
                                                   JULY 31, 2002      2001        2000
                                                  -------------- ------------ ------------
Operating Activities:

Net Income (Loss)                                    $ (50,409)   $ (32,673)   $   6,426
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
          Depreciation, Amortization and Bad Debts      33,957       46,335       26,590
      Impairment of Long-lived Assets
Changes in Operating Assets and Liabilities
        Accounts Receivable                             12,905      (19,058)     (48,053)
        Inventories                                     (5,222)      26,428      (22,516)
        Payables and Accrued Expenses                    5,128       34,707       15,586
                                                     ---------    ---------    ---------
Cash Provided by Operating Activities                   (3,641)      55,739      (21,967)

Investing Activities:
      Purchase of Equipment                            (21,510)     (12,153)    (246,391)
                                                     ---------    ---------    ---------

Cash Used by Investing Activities                      (21,510)     (12,153)    (246,391)

Financing Activities
        Loan Proceeds                                   46,745       33,551      272,000
        Loan Payment                                   (12,001)     (15,373)    (119,810)
        Distributions Paid to Shareholders              (8,040)     (74,464)           0
        Capital Investment from Shareholders                 0            0      135,509
                                                     ---------    ---------    ---------
Cash Provided by Financing Activities                   26,704      (56,286)     287,699

Increase in Cash                                         1,553      (12,700)      19,341
Cash and Cash Equivalents-Beginning                     11,599       24,299        4,958
                                                     ---------    ---------    ---------
Cash and Cash Equivalents-Ending                     $  13,152    $  11,599    $  24,299
                                                     =========    =========    =========

See Summary of Significant Accounting Policies and Notes to Financial Statements.


             LESTER LEVIN, INC., THOMAS M. WICKER ENTERPRISES, INC., DOCUMENT SECURITY CONSULTANTS, INC. AND IMPERIAL ENCRYPTION, INC.


                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  JULY 31, 2002


METHOD OF PRESENTATION

The combined financial statements include the accounts of Lester Levin, Inc., Thomas M. Wicker Enterprises, Inc., Document Security Consultants, Inc. and Imperial Encryption, Inc. These combined financial statements present the historical financial position, results of operations and cash flows for the full two fiscal years and interim period up to their acquisition by Document Security Systems, Inc. in 2002. The companies combined herein have been treated as an acquisition of a group of related business. As such, these financial statements have been prepared as if they are a single business combination. All significant inter-company accounts and transactions have been eliminated.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

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

CASH AND CASH EQUIVALENTS

For financial statement presentation purposes, the management considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. For the period and years ended July 31,2002, December 31, 2001 and 2000, depreciation expense on property and equipment amounted to $29,858, $38,655 and $22,177, respectively.

REVENUE RECOGNITION

Sales are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2002. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the notes and debentures payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

EARNINGS PER COMMON SHARE

Traditional earnings per share disclosure is not applicable. The combined financial statements reflect the aggregate capital of four separate entities. Each entity is a small closely held business with separate, distinct and different capital structure.

INCOME TAXES

The entities account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

As provided for in SFAS 144, management has elected early adoption of this statement beginning January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of December 31, 2002, management has not determined the impact of SFAS No. 146 on these combined financial statements.

             LESTER LEVIN, INC., THOMAS M. WICKER ENTERPRISES, INC., DOCUMENT SECURITY CONSULTANTS, INC. AND IMPERIAL ENCRYPTION, INC.



                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                December 31, 2002
1. THE COMPANIES:

The combined financial statements include the accounts of Lester Levin, Inc., Thomas M. Wicker Enterprises, Inc., Document Security Consultants, Inc. and Imperial Encryption, Inc. Lester Levin, Inc. is a law office supply and digital printing company headquartered in Rochester, New York. Thomas M. Wicker Enterprises, Inc. is a consulting and document security research and development company headquartered in Livonia, New York. Document Security Consultants, Inc. is a privately-held wholesale and retail manufacturer of Wicker 2000TM security paper products and Imperial Encryption, Inc., is a company which holds certain patent rights.

The Companies were acquired by Document Security Systems, Inc. (DCSS) through a series of related purchases consummated between July 31, 2002 and November 1, 2002. Selected financial data for each entity and in the combined aggregate for each period covered in the financial statements is as follows:

          ------------------------- ----------- ----------- ----------- ----------- -----------

                                       COMBINED          LL           W         DSC          IE
                                       --------          --           -         ---          --
           2000
             Operating Revenues        $656,093    $543,098          $0    $112,995          $0
             Income (Loss)               $6,426     (2,858)           0       9,284           0
             Total Assets              $484,153     450,357           0      33,796           0
             Total Debt                $315,179     315,179           0           0           0

           2001
             Operating Revenues      $1,151,492     887,922      31,635     231,935           0
             Income (Loss)            ($32,673)    (32,661)           0        (12)           0
             Total Assets              $429,901     395,611           0      34,290           0
             Total Debt                $367,658     367,658           0           0           0

           2002
             Operating Revenues        $697,682     534,588           0     159,513       3,581
             Income (Loss)            ($50,409)    (58,712)           0       8,303           0
             Total Assets              $411,324     369,140           0      42,184           0
             Total Debt                $407,939     407,939           0           0           0

           ------------------------- ----------- ----------- ----------- ----------- -----------


2.  INTANGIBLE ASSETS

In accordance with SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and other Intangible Assets ", all identifiable assets acquired were analyzed to determine their fair values and remaining useful lives. The amortizable intangible assets acquired were a covenant not to compete and unamortized discount on long-term debt. These intangible assets are amortized over their respective remaining useful lives. Covenants-3 years and discount on long term debt-10 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized, and will be tested for impairment at least annually.

Effective July 1, 2001 the companies adopted SFAS 142, "Goodwill and Other Intangible Assets". The adoption of SFAS 142 will result in a reduction of future goodwill amortization expense. Goodwill is no longer subject to amortization, but instead is subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that that have finite useful lives will continue to be amortized over their respective useful lives. The impairment test for goodwill consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The implied fair value of the goodwill exceeded its carrying value at the balance sheet date. Accordingly, no impairment adjustment for goodwill was required for the fiscal year ended July 31, 2002.

3. INCOME TAXES:

Thomas M. Wicker Enterprises, Inc, Document Security Consultants, Inc. and Imperial Encryption, Inc. are taxed as subchapter "S" corporations. Accordingly, no federal or state tax is due at the corporate level. Instead all taxable income or loss flows through to the shareholders (as individuals). Lester Levin, Inc's. revised taxable income over the audit period amounted to zero. Income tax expense reflects the New York State annual filing fee due for all corporations.

4. COMMITMENTS:

         FACILITIES

The Companies lease a total of approximately 3,000 square feet of office space for their administrative offices, digital printing facilities and legal stationery business at a monthly rental of approximately $4,500. Future lease commitments are as follows:

        Year ending December 31, 2003         $51,764
        Year ending December 31, 2004          50,814
        Year ending December 31, 2005           6,927

         EQUIPMENT LEASES

The Companies lease printing, copying, collating and stapling equipment for their printing operations. The leases are operating leases and are generally for a term of 60 months. Future lease commitments are as follows:

        Year ending December 31, 2003         $63,643
        Year ending December 31, 2004          59,650
        Year ending December 31, 2005          18,215
        Year ending December 31, 2006          11,639
        Year ending December 31, 2007           6,000

5. LINE OF CREDIT AND LONG-TERM DEBT:

         LINE OF CREDIT

Lester Levin, Inc., has a bank line of credit facility with Fleet National Bank of up to $100,000. The arrangement is personally guaranteed by the Company's President and bears interest at the bank's prime rate + 2.5%. At July 31, 2002, the balance on the line of credit was $80,296.

         LONG-TERM DEBT

Lester Levin, Inc., has a 10-year note payable to CIT Small Business Lending Corporation. The holder of the note is partially guaranteed by the U.S. Small Business Administration. The note bears interest at Prime + 2.5%, is secured by a lien on the subsidiary's assets and is personally guaranteed by the Company's President. The balance as of July 31, 2002 was $244,626 of which $21,600 is the current portion of the long-term debt.

         A summary of maturities of the debt is as follows:

                Fiscal Year Ending:
                        December 31, 2003                   $21,600
                        December 31, 2004                    22,800
                        December 31, 2005                    24,000
                        December 31, 2006                    25,200
                        December 31, 2007 and after           6,000

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

6. SUPPLEMENTAL CASH FLOW INFORMATION:
                                            2002          2001        2000
                                          -------       -------     --------
                        Interest Paid     $13,993       $26,059     $ 14,724