Form 10QSB
period 2003-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2003-11-14
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003
                               ------------------

                                       OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from_________________ to ___________________

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

                        9,318,818 as of November 10, 2003

Transitional Small Business Disclosure Format (check one) Yes ______  No ______

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements.




                                      INDEX

FINANCIAL STATEMENTS                                                     PAGE(S)

Consolidated Statement of Operations
  Three and nine months ended 9/30/03, 9/30/02                                 3

Consolidated Balance Sheet
  As of 9/30/03 & 12/31/02                                                 4 & 5

Consolidated Statement of Cash Flows
  Three and Six months ended 9/30/03 & 9/30/02                                 6

Notes to Consolidated Financial Statements                                 7 - 9

Management's Discussion of Statement of
  Operations and Financial Condition                                     10 - 20

Controls and Procedures                                                       21

PART II - OTHER INFORMATION & SIGNATURES                                 22 & 23
           Item 1  Legal Proceedings
           Item 2. Changes in Securities and Use or Proceeds
           Item 3.  Defaults Upon Senior Securities
           Item 4.  Submission of Matters to a Vote of Shareholders
           Item 5.  Other Information
           Item 6.  Exhibits and Reports on Form 8-K

Certifications                                                           24 & 25




                         DOCUMENT SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                             THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                              SEPT 30, 03    SEPT 30, 02   SEPT 30, 03    SEPT 30, 02
                                              -----------    -----------   -----------    -----------

STATEMENT OF OPERATIONS

Net Sales                                    $   281,283    $   154,172    $   865,575    $   154,172
Costs Applicable to Sales & Revenue              164,383         73,123        502,766         73,123
                                             -----------    -----------    -----------    -----------

Gross Profit                                 $   116,900    $    81,049    $   362,809    $    81,049

Selling, General & Administrative Expenses   $   343,845    $   108,445    $   694,465    $   113,281
Depreciation                                 $    18,580    $     9,813    $    49,343    $     9,813
Bad Debts                                    $         0    $         0    $         0    $         0
                                             -----------    -----------    -----------    -----------
(Loss) Before Other Income & Income Taxes    ($  245,525)   ($   37,209)   ($  380,999)   ($   42,045)

Other Income (Expense)
Interest Expense                             $     2,131    $     3,662    $    12,254    $     3,662
Permanent Impairment of Long Lived Assets    $         0    $   251,570    $         0    $   251,570
                                             -----------    -----------    -----------    -----------

(Loss) Before Income Taxes                   ($  247,656)   ($  292,441)   ($  393,253)   ($  297,277)

Income Taxes                                 $       200    $         0    $     2,731    $         0

  Net Loss                                   ($  247,856)   ($  292,441)   ($  395,984)   ($  297,277)
                                             ===========    ===========    ===========    ===========

Basic and Diluted Net Loss Per Share         ($     0.03)   ($     0.04)   ($     0.04)   ($     0.08)

Weighted Average Common Shares Outstanding     9,317,090      6,818,795      9,312,269      3,793,321
                                             ===========    ===========    ===========    ===========


                         DOCUMENT SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET




                                     ASSETS
                                                 September 30, December 31,
                                                     2003         2002
                                                  ----------   ----------

Current Assets:
   Cash and Cash Equivalents                      $  207,925   $  456,223
   Accounts Receivable                               130,492      137,130
   Inventory                                          45,618       26,437
   Prepaid Expenses                                   18,896       15,614
                                                  ----------   ----------

Total Current Assets                              $  402,931   $  635,404

Fixed Assets (net)                                $  192,758   $  205,665
Intangible Assets (net)                              403,994      409,266
Other Assets                                           2,900        2,900
                                                  ----------   ----------


TOTAL ASSETS                                      $1,002,583   $1,253,235
                                                  ==========   ==========





                         DOCUMENT SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  September 30,     December 31,
                                                      2003              2002
                                                  -----------       -----------

Current Liabilities:
  Line of Credit                                  $    77,419       $    82,185
  Trade Accounts Payable                              101,043            67,407
  Accrued Expenses                                     25,371            36,048
  Current portion of Long-Term Debt                    21,600                 0
                                                  -----------       -----------

Total Current Liabilities                         $   225,433       $   185,640

Long Term Debt                                    $   197,038       $   235,739
                                                  -----------       -----------

Total Liabilities                                 $   422,471       $   421,379

Stockholders' Equity:
  Common Stock $.02 Par Value
    200,000,000 Shares Authorized
    9,318,818 Shares Issued and
    Outstanding on Sept. 30, 2003)                $   186,196       $   186,196
  Additional Paid-In Capital                        7,186,485         7,042,245
                                                  -----------       -----------

  Total Paid-In Capital                             7,372,681         7,228,441

Accumulated Deficit                               $(6,792,569)      $(6,396,585)
                                                  -----------       -----------

Total Stockholders' Equity                        $   580,112       $   831,856
                                                  -----------       -----------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $ 1,002,583       $ 1,253,235
                                                  ===========       ===========



                         DOCUMENT SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                     THREE MONTHS  THREE MONTHS  NINE MONTHS  NINE MONTHS
                                      SEPT 30, 03   SEPT 30, 02  SEPT 30, 03  SEPT 30, 02
                                      -----------   -----------  -----------  -----------
                                                                                 Revised
STATEMENT OF CASH FLOWS

Operations

 Net Income/Loss                      ($247,856)   ($292,441)   ($395,984)   ($297,277)
Non-Cash Expenses:

  Depreciation, Amortization
    & Bad Debts                       $  18,580    $   9,813    $  49,343    $   9,813

  Impairment                          $       0    ($260,338)   $       0    ($260,338)

  Stock Issued for Services           $ 144,240    $  21,000    $ 144,240    $  21,000
Changes in Operating Assets
    & Liabilities

  Accounts Receivable                 ($ 27,570)   ($  6,604)   $   6,637    ($  6,604)

  Inventories                         ($ 11,823)   ($  8,909)   ($ 22,463)   ($  8,909)

  Accounts Payable & Accrued
    Expenses                          ($  3,997)   ($125,231)   $  22,961    ($120,395)
                                      ---------    ---------    ---------    ---------

  Total                               ($128,426)   ($142,034)   ($195,266)   ($142,034)


Investment Activities

  Purchase of Equipment               $     135    ($ 13,533)   ($ 31,165)   ($ 13,533)

  Investment in Subsidiaries
    Net of Cash Acquired              $       0    $   8,154    $       0    $   8,154
                                      ---------    ---------    ---------    ---------

  Total                               $     135    ($  5,379)   ($ 31,165)   ($  5,379)

Financing Activities

  Proceed from Sale of Common Stock   $       0    $ 500,000    $       0    $ 500,000

  Loan Proceeds                       $       0    $       0    $       0    $       0

  Repayment of Long Term Debt         ($ 10,615)   ($  4,597)   ($ 21,867)   ($  4,597)
                                      ---------    ---------    ---------    ---------

  Total                               ($ 10,615)   $ 495,403    ($ 21,867)   $ 495,403


Net Change In Cash                    ($138,906)   $ 347,990    ($248,298)   $ 347,990

Cash-Beginning                        $ 346,831    $       0    $ 456,223    $       0
                                      ---------    ---------    ---------    ---------

Cash-Ending                           $ 207,925    $ 347,990    $ 207,925    $ 347,990
                                      =========    =========    =========    =========


                         DOCUMENT SECURITY SYSTEMS,INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

         The Document Security Systems, Inc. Consolidated Financial Statements include the accounts of Document Security Systems, Inc. and its subsidiaries Lester Levin, Inc. d/b/a Patrick Printing; Thomas M. Wicker Enterprises, Inc.; Document Security Consultants, Inc. and Imperial Encryption, Inc. There are no unconsolidated subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

         The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2002 Annual Report on Form 10-KSB/A and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

         The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, insurance obligations, lease termination obligations, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

         In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine and three month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.    Goodwill and Other Intangible Assets

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after

June 30, 2001 is accounted for using the purchase method of accounting. It also specifies criteria that intangible assets acquired in a purchase combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 142, the Company stopped amortizing goodwill.

The Company has reassessed the useful lives of its intangible assets as required by SFAS No. 142 and determined that the existing useful lives are reasonable.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of December 31. During the fourth quarter of 2002, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of December 31, 2002. Based on the comparison of the carrying values to the estimated fair values, the Company concluded that no goodwill impairment existed at that time. The Company plans to update its review as of December 31, 2003.

3.    Stock Options

      As of January 1, 2003, the Company adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. Prior to the change, the Company accounted for employee stock options using the intrinsic value method of APB 25. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 "Accounting for Stock-Based Compensation -Transition and Disclosures." All employee stock options granted subsequent to January 1, 2003 are being expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

      Prior to January 1, 2003, the Company had applied the "disclosure only" option of SFAS No.123 for employee stock options. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2003

There was no impact on the consolidated financial statements for the nine and three month periods ended September 30, 2003, since no stock options were granted during those periods.

4.   New Accounting Standards

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFASNo.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements.

Accordingly, the Company adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on the earnings or financial position of the Company.

                             STATEMENT OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows for the nine months then ended.

1(A)-

FORWARD-LOOKING STATEMENTS

 Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on Management's current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described below that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

OVERVIEW

Document Security Systems, Inc (formerly New Sky Communications, Inc.) (the "Company") originally developed and produced theatrical motion pictures and home video cassettes. We changed our name to Document Security Systems, Inc in 2002 and acquired, through a reverse merger, four companies engaged in the business of developing, licensing and selling anti-counterfeiting technology and products and producing customized digital printing. With its recent acquisitions, the Company has redirected its business to focus on developing, licensing and selling anti-counterfeiting technology and products. The Company was organized 1983 in New York State under the original name Thoroughbreds U.S.A.

Document Security Systems, Inc. trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol DCSS.


BUSINESS DESCRIPTION


MISSION STATEMENT
The mission of Document Security Systems, Inc. is to be a customer driven leader; inventing and providing security technology which will solve current and future commercial and governmental customer needs in the fields of document security and authentication, anti-counterfeiting, brand and copyright protection.

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

The Products, Technology and Services offered by the acquired companies are as follows:

 NONEXCLUSIVE PATENT INTERESTS:

            USA Patent #5,735,547, #5,707,083
            Canadian Patent #2,045,580
             European Patent #0455750 U.S.A.

PRODUCTS

A. SAFETY PAPER - This Patented specialty paper reveals hidden words, bar codes, logos and images when an inexpensive handheld plastic verifier is placed on top of the paper, which proves its authentication. Also SAFETY PAPER reveals hidden words such as "Void", "Copy" or "Unauthorized Copy" when copied on a Black and White Copier, Color Copier or Desktop Scanner. Custom hidden words or images can also be ordered. The paper is used for protecting such documents as Prescription Pads, Gift Certificates, School Transcripts, Legal Forms, Checks, Coupons, Manuals, Schematics, Examinations, books, ID Cards, original music, car titles or brand packaging. Governments, Printers, Publishers, Schools, Financial Services, Pharmaceutical Companies, Hospitals and Manufactures could utilize this product. Any printable substrate can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging.

B. BLOCK-OUT PRODUCT - This patented technology product, also called ANTI-COLOR REPRODUCTION SYSTEM, prevents color copiers and photo processors from replicating any image. A total solid black copy or no copy at all is produced when an image is protected with this system. This product is used in protecting highly sensitive government documents such as ID Cards, licenses, Car titles, photographs, and virtually any color item, which needs a color copier to replicate.

C. LASER MOIRE' PRODUCT - This patented technology product and process prevents Desktop Scanners from imaging into computers and software. Naked to the human eye, the product is imbedded into photographs and pictures or other artwork, which the user wishes to protect from theft. The scanned image is Moire'd, bars are placed over the image and colors are rainbow-like distortions and unrecognizable.
                                     Page 11

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

The Company has Document Security websites, WWW.DOCUMENTSECURITY.COM and WWW.SAFETYPAPER.COM, which have samples of its patented document security solutions, solicits security consulting business and acts as an e-commerce site for its patented security paper and hand-held security verifiers. The Company is in the very early stages of introducing our products into the marketplace. A significant portion of our Safety Paper sales are taking place over the internet through our web sites from which we have received unsolicited orders from around the world.

The Company has additional web sites for e-commerce legal supplies at WWW.LEGALSTORE.COM and printing at WWW.PATRICKPRINTING.COM

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

PATENTS AND TRADE SECRETS
The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, trademark, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's business will depend in part on its proprietary technology and the Company's protection of that technology.

The Company holds nonexclusive interests in the following patents:

               USA Patent #5,735,547, #5,707,083
               Canadian Patent #2,045,580
               European Patent #0455750 U.S.A.

Document Security Systems, Inc. has an ongoing policy of filing patent and trademark applications to seek protection for novel features of its products and currently has nine provisional patent applications pending in the United States.

There is a risk that claims allowed on any patents held by the Company, or that trademarks held by the Company, may not be broad enough to protect the Company's technology or proprietary interests. In addition, the Company's patents or trademarks may be challenged, invalidated or circumvented and Document Security Systems, Inc. cannot be certain that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent or trademark protection on the Company's technology or the circumvention of its patent or trademark protection by competitors could have a material adverse effect on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete successfully.

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

The Company may have to litigate to enforce its patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on the Company's business, operating results, financial condition, stock price and on the Company's ability to compete successfully. To determine the priority of inventions, Document Security Systems, Inc. may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to the Company and could result in limitations on the scope or validity of the Company's patents or trademarks.

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

GOODWILL IMPAIRMENTS
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets of an acquired business. The Company performs a goodwill impairment assessment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of a reporting unit that the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate rate that incorporates the Company's cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those estimated by management. A change in industry or market conditions or a downturn in the Company's operations could result in a further impairment of goodwill.

Operating results reflect consolidation of acquired companies commencing August 1, 2002 (For details of the acquisition of companies see Form 10-KSB for 2002). Revenues for the third quarter were $281,283 and $865,575 for the nine months ended September 30, 2003. Operating net loss for the quarter period was $245,525, or $(.026) per share, and $380,999, or $(.041) per share, for the nine months ended September 30, 2003. Total net loss for the quarter was $247,856, or $(.027) per share, and $395,984, or $(.043) per share, for the nine months ended September 30, 2003. The $248,298 use of cash for nine months is due primarily to the loss for the period reduced by the non-cash expense of stock or warrants issued for services.

During the quarter, the Company granted a conditional warrant for 100,000 common shares to W.A.B Capital LLC for one year of consulting and research services. The Warrant expires in five years and has an exercise price of $2.00 per share. The grant of the Warrant resulted in a charge to earnings in the quarter of $78,200.

During the quarter, the Company made a conditional grant of a warrant for up to 100,000 common shares to Howard Safir for two years of consulting services. The Warrant expires in five years and has an exercise price of $3.00 per share. The grant of the Warrant resulted in a charge to earnings in the quarter of $66,040.

1(B) Financial Condition -

           1. Working capital is adequate. (Current Ratio is 1.8:1). The Company raised $500,000.00 from a private placement of securities during the quarter ended September 30, 2002. The Company will continue to be dependent on the operations of its new, wholly-owned, consolidated subsidiaries and revenue streams from previously released films for capital.

           The Company has undertaken a private placement of its securities in a transaction intended to be exempt from Registration under the Securities Act of 1933 in accordance with Section 4(2) of the Act and specifically Rule 506 of Regulation D promulgated by the SEC. The Company is offering to sell up to $5,000,000 of its securities and involve the sale of units comprised of a share of Common Stock and Common Stock purchase warrant. There can be no assurance that the offering will be completed in its entirety. This disclosure does not constitute an offer or sale of the securities being offered in the private placement by the Company; the securities may only be offered and sold pursuant to the Company's private placement documents and subscription agreements. The offering is being made solely to accredited investors as defined under Regulation D. The securities being offered by the Company are being offered without registration on reliance ON RULE 506 OF REGULATION D PROMULGATED UNDER
SECTION 4(2) OF THE SECURITIES ACT OF 1933 AND/OR REGULATION D PROMULGATED THEREUNDER. Neither the Securities and Exchange Commission nor any state or local securities commission or other governmental authority have reviewed, approved OR DISAPPROVED, NOR passed upon the ACCURACY OR ADEQUACY OF THE INFORMATION being provided to potential investors in the offering. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

OPERATIONS:

Our net loss for the third quarter of 2003 was $247,856 compared to $292,441 for the same period last year, a decrease in net loss of 15% or $ 44,585. The loss per share dropped from $ .04 to $ .03. The improvement in earnings was primarily due to the impairment charge of $ 251,570 in the third quarter of 2002 offset by a $144,240 charge to operations in the 2003 quarter recognizing the fair value of warrants granted to providers of sales and marketing services.

Sales
Net sales in 2003 were $281,283 and increased by $127,111 over the comparable quarter of 2002. The sales of $154,172 in 2002 reflect only post acquisition operating results and do not include July 2002 pre acquisition sales of $ 99,668. Therefore, when accounting for July 2002 on a pro forma basis (assuming the businesses were acquired January 1, 2002 for comparative purposes), sales increased $27,443 or about 11%. The pro forma increase was the result of $16,167 in sales of the company's new safety paper product line, $5,131 of new sales in net royalty income from anti-counterfeiting technology and increased internet sales of $13,266 on WWW.LEGALSTORE.COM. These increases were offset by a reduction in printing sales of $7,121. Printing Sales have been continuing to trend lower due to the overall economic slump in the industry. The company utilizes the printing operation for research and development testing and the sales generated are used to offset the costs associated with such functions. The company continues to examine margins on all lines of business and is focused on increasing profitability. The printing and legal supply segments are being developed through increased internet advertising and internet search optimization. The anti-counterfeiting technology segment is being sold through the use of contracted outside security print sales specialists.

Cost of sales
Cost of sales for the third quarter of 2003 increased by $91,260. As a percentage of sales, cost of sales increased 11.0% to 58.4% from 47.43% in the same quarter last year. Pro forma cost of sales was $120,859 (47.7% of sales) in 2002 compared to $164,383 or 58.4% of sales in the 2003 quarter. This increase of $43,524 or 36% is mostly the result of $43,542 in increased manufacturing costs for the new safety paper product line and an increase in the cost of internet sales of $12,222 along with higher costs associated with equipment maintenance all of which were offset by a corresponding reduction in costs due to lower printing sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2003 increased by $235,400 to $343,845 compared to $108,445 in the third quarter of 2002. Pro forma expenses increased by $183,120. $144,240 of the increase was due to the recognition of the fair value of warrants issued through the consummation of two sales and marketing agreements. The marketing services secured by these agreements will enable the company to develop and execute its plan to commercially exploit its core document security technology. The balance of the increase resulted from incremental costs associated with travel related expenses, which increased by $19,511, increased legal fees of $14,261.

LIQUIDITY AND FINANCIAL CONDITION

Net cash consumed by operating activities for the quarter ended September 30,2003 decreased to $128,426 compared to $142,034 the same period in 2002. The 2002 calculation in includes approximately $100,000 of financing proceeds used to reduce accounts payable. Taking this adjustment into account, cash consumed by operating activities actually increased $86,392. This increase is the result of our commitment to invest an additional $25,188 in marketing, $60,000 in research and development related activities. Accounts receivable and inventory grew $39,393 in 2003 compared to $15,513 in 2002.

Net cash used for investing activities for the quarter ended September 30, 2003 decreased by $5,514 over 2002. Expenditures for equipment were $13,668 more last year while the businesses acquired consummated in 2002 resulted in the receipt of $8,154 of additional cash over cash used in the purchase of those businesses. Investing activities were immaterial in 2003.

Net cash generated by financing activities for the quarter ended September 30, 2002 was $495,403. In the quarter ended September 30, 2002, we concluded a private placement of our common stock. The offering generated $500,000 in proceeds and we issued 5,000,000 shares in exchange for the proceeds. The offering was intended to comply with the exemptions from registration provided under Section 4(2) of the Securities Act of 1933. We have secured no additional long term financing and continue to service our existing loan. Cash payments on debt principal amounted to $10,615 and $4,597 for 2003 and 2002 respectively. We had $77,419 outstanding on our line of credit on September 30, 2003 compared to $77,116 at this time last year. The credit line bears an interest rate of prime plus 2% per annum. We remain in compliance with all the terms and covenants or our loan agreements.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002 OPERATIONS:

Our net loss for the three quarters ended September 30, 2003 was $395,984 compared to $297,277 for the same period last year, an increase in net loss of 33% or $ 98,707. The loss per share dropped from $ .08 to $ .04. The most significant factor affecting the per share variance is the large change in outstanding shares. Weighted average shares outstanding increased by 5,518,948 over 2002 to 9,312,269. Issuances in late 2002 of 5million and 1.875million shares were for the common stock offering and for the business acquisitions respectively. On a pro forma basis (assuming the businesses were acquired January 1, 2002 for comparative purposes) 2002 weighted average shares recalculate to 5,261,021 and the loss per share recalculates to $.07 or $ 347,686. The erosion in earnings was primarily due to a $144,240 charge to operations in the 2003 quarter recognizing the fair value of warrants granted to providers of sales and marketing services; $141,251 in higher product costs and about $ 97,000 in increased research and development costs. These items offset the impairment charge of $ 251,570 in the third quarter of 2002.

Sales
Net sales in 2003 were $865,575 and increased by $711,403 over the comparable period of 2002. The sales of $154,172 in 2002 reflect only post acquisition operating results and do not include seven months of 2002 pre acquisition sales of $ 697,682. Therefore, on a pro forma basis, sales increased $13,721 or about 1.6%. The pro forma increase was the result of $40,984 in sales of the company's new safety paper product line, $17,192 of new net royalty income from anti-counterfeiting technology and increased Internet sales of $46,281 on WWW.LEGALSTORE.COM. These increases were offset by a reduction in printing sales of $90,736. Printing Sales have been continuing to trend lower due to the overall economic slump in the industry. The company continues to examine margins on all lines of business and is focused on increasing profitability.

Cost of sales
Cost of sales for the third quarter of 2003 increased by $429,643. As a percentage of sales, cost of sales increased 10.65% to 58.08% from 47.43% in the same nine-month period last year. Pro forma cost of sales was $407,277 (47.8% of pro forma sales) in 2002 compared to $502,766 or 58.8% of sales in the 2003 three quarter period. This pro forma increase of $95,489 or 23.45% is mostly the result of the manufacturing of our new safety paper product which amounted to $141,251 which was offset by lower printing costs due to lower printing sales. The company is aggressively marketing the safety paper product to create market awareness and grab market share. This lower pricing philosophy is causing a higher cost of goods sold percentage change.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2003 increased by $581,184 to $694,465 compared to $113,281 during the same period of 2002. On a pro forma basis, expenses increased by $215,241 from $479,224. $144,240 of the increase was due to the recognition of the fair value of warrants issued through the consummation of two sales and marketing agreements. The marketing services secured by these agreements will enable the company to develop and execute its plan to commercially exploit its core document security technology. The balance of the increase resulted from investments of $97,000 in personnel to fill key positions in research and development and incremental consulting and legal fees of $33,409 incurred to accomplish company initiatives.

LIQUIDITY AND FINANCIAL CONDITION

Net cash consumed by operating activities for the nine months ended September 30,2003 increased to $195,266 compared to $142,034 the same period in 2002. The 2002 calculation in includes approximately $100,000 of financing proceeds used to reduce accounts payable. Taking this adjustment into account, cash consumed by operating activities actually increased $153,232. This increase is the result of our commitment to invest in marketing projects and research and development. These additional costs amounted to $74,096 and $97,000 respectively. Investments in receivables and inventory grew $15,826 in 2003 compared to $15,513 in 2002.

Net cash used for investing activities for the three quarters ended September 30, 2003 increased by $25,786 over 2002. Expenditures for computer networking and digital printing plate equipment were $17,632 more than last year while the businesses acquired in 2002 resulted in the receipt of $8,154 of additional cash over the cash used in the purchase.

Net cash generated by financing activities for the nine months ended September 30, 2002 was $495,403. In the quarter ended September 30, 2002, we concluded a private placement of our common stock. The offering generated $500,000 in proceeds and we issued 5,000,000 shares in exchange for the proceeds. The offering was intended to comply with the exemptions from registration provided under Section 4(2) of the Securities Act of 1933. We have secured no additional long term financing and continue to service our existing loan. Cash payments on debt principal amounted to $21,867 and $4,597 for 2003 and 2002 respectively. We had $77,419 outstanding on our line of credit on September 30, 2003 compared to $77,116 at this time last year. The credit line bears an interest rate of prime plus 2% per annum. We remain in compliance with all the terms and covenants or our loan agreements.

For the remainder of 2003, the company anticipates that cash flow from operations, along with the continued availability of credit under the credit facility, will provide sufficient cash to meet operating and financing requirements.

2. The Company has, on a consolidated basis, long-term debt of $218,638.

                     PART I-ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                     PART II
                        Other Information and Signatures

                         DOCUMENT SECURITY SYSTEMS, INC.

Item 1. Legal Proceedings - The Company has initiated legal action in the United States District Court for the Western District of New York (Case No. 03-CV-6044T-(F)) against Adlertech International, Inc. and its President, Andrew McTaggart of Toronto, Ontario, Canada seeking compensatory, declaratory and injunctive relief against the defendants asserting claims of breach of contract, breach of duty of good faith, replevin, misappropriation of trade secrets, conversion, fraud, unfair competition, defamation and an accounting. The Defendants have asserted an answer and cross-claims. The action is currently in the discovery phase. The Company is confident it will prevail in the action but will not have a material financial impact on the Company.

Item 2.  Change in Securities  - None.

Item 3.  Defaults upon Senior Securities  - None.

Item 4.  Submission of matters to a vote of securities holders - None

Item 5.  Other information  -  None.

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                     31.1 Certification pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

                     32.1 Certification pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code


           (b) Reports on Form 8-K

                     No reports on Form 8K were filed during the last fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOCUMENT SECURITY SYSTEMS, INC.

Date: November 13, 2003.                      /S/ PATRICK WHITE
                                              -----------------
                                               Patrick White
                                               President/
                                               Treasurer/Chief Financial &
                                               Accounting Officer