Form 10QSB/A
period 2003-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2003-12-03
CIK 771999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                        9,318,818 as of November 10, 2003

Transitional Small Business Disclosure Format (check one) Yes ______  No ______

This Amendment No. 1 to Form 10QSB has been filed solely for the purpose of including required Certifications pursuant to the Sarbanes-Oxley Act which were inadvertently omitted from the original filing.




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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOCUMENT SECURITY SYSTEMS, INC.

Date: December 3, 2003.                       /S/ PATRICK WHITE
                                              -----------------
                                               Patrick White
                                               President/
                                               Treasurer/Chief Financial &
                                               Accounting Officer