Form 10KSB
period 2003-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2004-03-30
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR


            [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     0-14621
                               ------------------
                             Commission file number


                         DOCUMENT SECURITY SYSTEMS, INC.
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)

       NEW YORK                                     16-1229730
   ------------------                           ----------------------
       (State of                                  (IRS Employer
     incorporation)                             Identification Number)

                         36 WEST MAIN STREET, SUITE 710
                            ROCHESTER, NEW YORK 14614
                     --------------------------------------
                    (Address of principal executive office)

                                 (585) 697-7589
                          ---------------------------
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

        SECURITIES REGISTERED UNDER TO SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK (PAR VALUE- $0.02)
                      -----------------------------------
                                (Title of Class)

CHECK WHETHER THE ISSUER:
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
YES [X] NO[ ]
                                      and
(2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the fiscal year ended December 31, 2003: $1,284,744

The aggregate market value of the stock held by non-affiliates (4,481,208 shares) computed by reference to the closing price of such stock ($5.35), as of March 25, 2004, was $23,974,463.

As of March 25, 2004, there were 10,868,818 shares of Common Stock of Document Security Systems, Inc. outstanding.

================================================================================

                                     PART I
ITEM 1 - DESCRIPTION OF BUSINESS

         Document Security Systems, Inc. ("we" "us" the "Company") develops, licenses and sells anti-counterfeiting technology and products. We were organized as a New York corporation in 1984 and discontinued our motion picture related operations in 2002, prior to making our acquisitions in the document security technology industry.

         On August 1, 2002, we acquired all of the corporate stock of Lester Levin, Inc. (d/b/a Patrick Printing and d/b/a Legal Store) from Patrick White and entered into an employment agreement with him to serve as our President, Chief Executive Officer and Chairman.

         Also on August 1, 2002, we acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc., a consulting and document security research and development firm. We entered into an employment agreement with Mr. Thomas Wicker, the former owner, to be our Vice President of Research and Development.

         On November 1, 2002, we acquired all of the corporate stock of Document Security Consultants, Inc., a privately-held wholesale and retail manufacturer of Wicker 2000 security paper products. As part of this acquisition, we entered into an agreement to employ the acquired company's former President as our Vice President of Sales and Licensing. We also acquired, at that time, a majority interest in the corporate stock of Imperial Encryptions, Inc.

         As a result of these transactions, we believe that we acquired a combined core business with intellectual property, know-how and reputation accumulated over many years, which has the potential of becoming an important participant in the document security and anti-counterfeiting industry.

OUR CORE PRODUCTS, TECHNOLOGY AND SERVICES

         Our core business is counterfeit document prevention, including government issued documents, currency, private corporate records and securities. Our business plan is aimed at exploiting our technologies and trade secrets through manufacturing and licensing arrangements. We also offer our verification technology to authenticate originals from forgeries. We currently have exclusive and complete ownership of 12 technologies for which patent applications have been made in the United States and 133 other countries through the Patent Cooperation Treaty. Another 8 exclusive technologies have provisional patents filed. These proprietary technologies have provided us with nearly all of our total technology revenue. We also have partial ownership interests in 3 U.S. patents, a European Patent Office patent that covers 13 European countries, and one Canadian patent for document anti-counterfeit and anti-fraud technology. Our technology applies to both analog and digital copiers and scanners, software, Internet security, weapon and ammunition technology.

         Our primary anti-counterfeiting technologies, all of which are exclusively owned by our company, and marketed under the following trade names, are summarized below:


                  o LASER MOIRE TECHNOLOGY process prevents desktop scanners from imaging documents into computers and software. The technology is embedded into whatever the user wishes to protect from duplication and theft. When the document is scanned, the resulting scan is moired and/or pixilated, in which bars are placed over the image and colors appear as rainbow-like distortions, which renders the resulting image unusable. Laser Moire can protect ID cards, photographs, prints, original art, currency, drivers?' licenses, postage stamps, tickets, labels, and brand packaging.

                  o PRISM TECHNOLOGY is different than Block-Out and Laser Moire in that it indicates whether a document is genuine, as opposed to indicating whether it is an unauthorized copy. Prism requires the use of our proprietary handheld plastic verifier. When the verifier is held over a document or image, a multi-color hidden word, symbol, or image is displayed. This technology is extremely difficult to duplicate, and the counterfeiter would have to know what type of verifier is in use. This technology protects checks, currency, licenses, travelers' checks, legal documents, tickets, labels, brand packaging, and schematics. In addition, if the document is copied, the prism image is not duplicated and it is only shown on an original with our proprietary handheld viewer.

                  O SCAN-COP TECHNOLOGY, which is a? new technology, can prevent computers from scanning, saving, transmitting, printing or outputting any currency or any other user-specified document for which anti-counterfeiting is required. The software can also alert authorities to counterfeiting processes when currency or other important documents are scanned into unauthorized computers. The Scan-Cop Technology can cause the computer to shut down, stop scanning, and email the authorities that counterfeiting is taking place.

                  o SAFETY PAPER TECHNOLOGY uses patented specialty paper, which alerts users that counterfeiting has taken place. Hidden alert words such as "VOID," "COPY," or "UNAUTHORIZED COPY," or bar codes, logos, or other custom images appear when a handheld verifier is placed on the paper or when the document is copied, scanned, faxed or reproduced in any form. Customers which may utilize this product include: governments, printers, publishers, schools, financial services providers, pharmaceutical companies, hospitals and manufacturers. Our Safety Paper Plus(TM) has recently been approved by several states for writing prescriptions for controlled substances. Any printable surface can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging. This technology has been used for gift certificates, school transcripts, coupons, tickets, checks, packing slips, receipts, schematic drawings, plans, music, scripts, training manuals, business plans, internal memos, letterhead, legal forms, prescription pads, and any other sensitive documents.

                  o DIGITAL PANTOGRAPH TECHNOLOGY is a new technology and the latest in our line of pantograph backgrounds that are used on financial instruments, such as checks. This new design thwarts even the most sophisticated digital scanners and copiers. This system embeds hidden warning words, logos, and designs into the document background. The images appear when using a handheld verifier, or when the document is scanned on a desktop scanner or digital copier. This technology is used to address certain recently enacted Federal Aviation Administration regulations relating to security issues in the aviation industry. In our opinion, as indicated by our research, no other pantograph on the market works as well on the newest digital copiers, such as the Xerox DOCUTECH and the Canon IMAGE RUNNERS. The higher the resolution of the scanner, the better the technology works. The technology is also the only known pantograph that has been successfully tested on the new generation of high-speed check scanners/processors being installed in the banking industry to meet the recently enacted "Check 21" regulations. A version of this technology is being applied in software form to produce digital pantographs from desktop and high-speed digital printers.

                  o SOFTWARE VERIFICATION SYSTEM TECHNOLOGY is a patented process that utilizes software program that is contained in a handheld scanner or high-speed money counter scanner that verifies the authenticity of currency, travelers' checks, or any other important financial instrument. It can also be used to alert law enforcement or internal security personnel in a corporation, for example, to counterfeiting processes of currency or other important financial instruments. There is no limitation on the amount of stored images that this system can maintain. This technology could even be put in cash registers for retail usage as well as high currency intensive industries such as banks and casinos. In a retail setting, the technology is capable of eliminating the need for bar codes on labels and tags. The art- work of the tag would become the bar code with hidden images incorporated into the artwork that could only be read with our verification software.

                  o COLOR SEPARATION MULTIPLIER TECHNOLOGY protects against the counterfeiting of any process color document, package or label. We have developed a way of embedding a technology that severely alters images so that printing plates or digital color separations for the four-color process are distorted and therefore unable to re-create the full color image.

The anti-counterfeiting technologies, which are partially owned by our company, are summarized below:

                  o BLOCK-OUT TECHNOLOGY, also called the "anti-color reproduction system," prevents color copiers and photo processors from replicating any image. It produces a solid black image or, no copy at all, when a would-be counterfeiter attempts to color-copy a protected document or image. This technology is capable of being integrated into and protecting highly sensitive government documents such as ID cards, car titles, passports and licenses as well as checks, travelers' checks, food stamps, postage stamps, photographs, original art and brand packaging. The Block-Out technology prevents counterfeiting on all current digital color copiers.

                  o CONCENTRIC FINE LINE PRINTING ANTI-COUNTERFEITING TECHNOLOGY is used on the Euro, the British Pound Sterling Note, and the U.S. Dollar (in denominations greater than $2). Previously, it was used in German and French currencies. The concentric lines, which are embedded in the Notes, distort scanning and copying. If our handheld plastic verifier is placed on the concentric lines surrounding the portrait or on the portrait itself, on the front side of the U.S. Note; or, if it is placed on outside lines surrounding the picture of the building, or on the building itself, on the back side of the U.S. Note, wavy lines appear. The lines indicate that our? technology is present and that the Note is legal tender. The Euro and the British Pound Sterling Note also have the concentric line technology embedded in its portraits and designs to prevent clean scans.

         SECURITY CONSULTING SERVICES

         We also plan to provide consulting services to businesses and government agencies for the design and implementation of document security technologies into various sensitive and critical documents, labeling and packaging.

         WEBSITES

         We maintain the website, WWW.DOCUMENTSECURITY.COM, which describes our patented document security solutions and offers our security consulting services. We also maintain the website, WWW.SAFETYPAPER.COM, which is an e-commerce site for our patented security paper and hand-held security verifiers.

REVENUE SOURCES

         Our core document security business segment has the following revenue sources:

                  Licensing Fees and Royalties- generally a one-time licensing fee with continuing quarterly royalties based on a percentage of sales or a per piece royalty, subject to, in some cases, a minimum payment.

                  Sales of SAFETY PAPER- sold to wholesale distributors and on a retail basis, directly to the consumer, primarily by mail order or from our Internet website. Pricing is determined on mark-up from cost.

         The revenue we receive from our commercial printing operation is viewed by us as a convenient means to reduce the cost of maintaining our research and development facilities. As to revenues we receive from the sale of legal supplies, other than the sale of Safety Paper, we consider this a source that is unrelated to our core business operation, as well as, our former motion picture operation.

PATENTS AND TRADE SECRETS

         Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. The success of our business will depend, in part, on our proprietary technology and our protection of that technology.

         It is our ongoing policy of filing patent applications to seek protection for novel features of our products. We have completed research and development on the following new document security technologies and have filed patent applications and provisional patents with the United States Patent and Trademark Office for:

         PATENT APPLICATIONS

         (1) Anti-scan security images and verification process and product
         (2) Security artwork for protection against duplication process and product
         (3) Negative and Positive security image process and product
         (4) High and low frequency warning word background process and product

         (5) Security screen for duplication protection process and product
         (6) Security photograph with hidden and readable images process and product
         (7) Software verification system process and product
         (8) Hidden security barcode process and product
         (9) Anti-scan, anti-fax, anti-copy, anti-photograph security paper process and product
         (10) Software counterfeit guard system
         (11) Conductive image and pen device verifier process and product
         (12) Thumb print images product and process

         PROVISIONAL PATENTS
         (1) Negative-Positive misregistered hidden image counterfeit protection
         (2) DNA Identification and tracking system for ammunition
         (3) Separating bullets and missiles
         (4) Prismatic holograph
         (5) Visible security image identifier
         (6) Currency verifying system
         (7) Security image drum cylinder
         (8) Metallic safety paper

         We also hold partial interests in certain patents described in the section titled "PATENT AND TECHNOLOGY OWNERSHIP."

         As in any technology-sensitive business, there is a risk that claims allowed on any patents or trademarks held by us may not be broad enough to protect our technology or proprietary interests. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted will provide us with competitive advantages. The loss of patent or trademark protection on our technology or the circumvention of our patent or trademark protection by competitors could have a material adverse effect on our business, operating results, financial condition, stock price and on our ability to compete successfully. We cannot be certain that any existing or future patent or trademark applications will result in issued patents or trademarks with the scope of the claims sought by us, or at all. Moreover, any current or future issued or licensed patents may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others will independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to ours. There is even a risk that we have infringed, or will in the future infringe patents or trademarks owned by others, that we will need to develop non-infringing technology or acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that such licenses may not be available to us on acceptable terms, if at all.

         We may have to litigate to enforce our patents or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert our management's attention. An adverse outcome in any litigation may have a severe negative impact on our business, operating results, financial condition, stock price and on our ability to compete successfully. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to us and could result in limitations on the scope or validity of our patents or trademarks.

         We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants and third parties. There is a risk that these agreements may be breached, and that remedies available to us will be inadequate. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. A failure by us to protect our trade secrets, proprietary know-how and other intellectual property in a meaningful manner could have a material adverse effect on our business.

         In October 2003, we entered into an assistance agreement with IDT Venture Capital Corporation, a subsidiary of IDT Corporation. IDT Venture Capital Corporation will make available to us their outside legal counsel and will audit our intellectual property rights and will advise and assist us with certain patent applications and potential enforcement issues.

         PATENT AND TECHNOLOGY OWNERSHIP

         We entered into the anti-counterfeiting and authentication business when we acquired our subsidiaries in the second and third quarters of 2002. The subsidiaries and their former shareholders owned partial interests in certain technology, trade secrets and patents. Thomas Wicker and Dave Wicker, two of our officers, are the sons of the late Ralph Wicker, an inventor who focused his talents on anti-counterfeiting technology that would work with copiers and scanners. The original two United States patents owned by Ralph Wicker were Patents No. 5,018,767 (granted in May, 1991) and 5,193,853 (granted in March,
1993).

         Patent No. 5,018,767 is a Process patent for the method of making counterfeit-proof images in documents. Using this process, replication produced by a scanner, copier or an electro-optical device, with a specific scanning protocol, is distorted in color or pattern. Patent No. 5,193,853 is a Product patent for a press printed document designed to be counterfeit- resistant and is based on the principles in Patent No. 5,018,767. This Patent expired because the patent fees were not paid. The document produces a distortion in the color or pattern when the document is being copied on a copier, scanner or similar device. By way of further explanation, the document contains an image (such as VOID) that is not visible to the naked eye but becomes visible when the document is copied.

         Ownership of these initial two patents was assigned to the following parties, as evidenced by filings made with the U.S. Patent and Trademark office:
Ralph Wicker, 69.5%; Schmeiser, Morrelle & Watts, 23.5%: and Thomas Wicker, 7.0%. Ralph Wicker further entered into royalty agreements with numerous persons, assigning to them rights to receive a percentage of royalty and license income generated by the patents. There are "gross" agreements and "net" agreements, generally the difference being that "gross" owners are entitled to receive their royalties without deduction for costs and expenses. These rights emanate from his original 69.5% ownership. As Mr. Ralph Wicker is now deceased, his ownership rights passed to his estate. The Wicker Group had historically licensed the technology to third parties in order to generate license revenue.

         The same ownership structure and royalty agreements are in effect for U.S. Patents No. 5,707,083 (subject to the 50% ownership with R.R. Donnelly& Sons Company, "R.R. Donnelly," formerly Moore Wallace Business Forms, as described below), 5,735,547, as well as the European Patent and Canadian Patent.

         Our ownership rights in the patents and some related licenses with third parties result from the acquisition of Thomas M. Wicker Enterprises, Inc., Lester Levin, Inc., Document Security Consultants, Inc. and our employment arrangements with Thomas Wicker and Patrick White.

         In connection with the acquisition agreements for these entities, we acquired the following rights: (1) all of Patrick White's right, title and interest in all contracts, patents and trade secrets related to printing, security paper and anti-counterfeiting technology including his 4.5% "net" interest in Patent No. 5,735,547; (2) all of Thomas Wicker's right, title and interest in all contracts, patents and trade secrets related to printing, security paper and anti-counterfeiting technology including: (a) all contract rights with Adler International, Inc. by Wicker and Thomas M. Wicker Enterprises, Inc.; (b) 6% ownership interest in so-called "non-replicable document and method"- Canadian Patent No. 2,045,500 - Wicker retaining 1% ownership interest; (c) 24% ownership in so-called "Wicker 2000 system" or "security documents with multi-angled voids" - U.S. Patent No. 5,707,083 and European Patent No. 0455750 -Wicker retaining 1% ownership; (d) any and all rights existing now or in the future for so-called "HALO system" - patents pending; (e) 6% of gross on so-called "Ralph Wicker currency anti-counterfeiting system" - U.S. Patent No. 5,735,547 - Wicker retaining 1% ownership interest;
(f) all of the right, title and interest in all contracts, patents and trade secrets related to printing, security paper and anti-counterfeiting technology of David Wicker, Christine Wicker, Thomas Wicker, Kenneth Wicker and Michael Caton and sub-licenses of Document Security Consultants and Imperial Encryptions; provided, we must pay a royalty of 20% to the Ralph Wicker estate of all license related fees and a 1% royalty to each of the persons above based upon the gross sales price of certain enumerated products and 5% to each of the persons above of any Wicker 2000 royalties or license fees.

         We jointly own Patent No. 5,707,083 with R.R. Donnelly. Under the terms of our agreement with R.R. Donnelly, R.R. Donnelly has no rights in any revenue generated by us through the technology represented by the patent. R.R. Donnelly may license the technology but is required to split any revenue with us after costs associated with any licensing. RR Donnelly has licensed technology from us and the Wicker Group related to Patent 5,018,767 for several years.

         In the case of those patents and related technology in which we do not have total ownership, we cannot be assured that others may not develop the technology and exploit it in direct competition with us or claim rights to license fees or royalties. We believe, however, that our research and development efforts have resulted in trade secrets which provide us with competitive advantages in the development of products, and two of our officers, Thomas Wicker and David Wicker, have been intimately involved with development of the patents and technologies and have entered into employment and non-competition agreements with us.

         We are continually and aggressively developing new and improved technologies. In 2003, we filed an application under the International Patent Cooperation Treaty (PCT) (Ref # 55771-150) for the following exclusive ownership technologies:

         o Anti-scan security images and verification process and product
         o Security artwork for protection against duplication process and product
         o Negative and Positive security image process and product
         o High and low frequency warning word background process and product
         o Security screen for duplication protection process and product
         o Security photograph with hidden and readable images process and product
         o Software verification system process and product
         o Hidden security barcode process and product
         o Anti-scan, anti-fax, anti-copy, anti-photograph security paper process and product
         o Software counterfeit guard system
         o Conductive image and pen device verifier process and product
         o Thumb print images product and process

         Also in 2003, we filed provisional patent applications for the following proprietary technologies:

         o Negative-Positive misregistered hidden image counterfeit protection
         o DNA Identification and tracking system for ammunition
         o Separating bullets and missiles
         o Prismatic holograph
         o Visible security image identifier
         o Currency verifying system
         o Security image drum cylinder
         o Metallic safety paper


         We expect, in 2004, to make formal patent applications under the International Patent Cooperation Treaty for our proprietary technologies listed above.

         We cannot be assured that our applications will be approved. We believe that the technologies are unique and that they are all "first-of-a-kind." We plan to continue to research and develop exclusive technologies mainly in the document security field.

         All of our research and development is for the sole benefit and exclusive ownership of our company.

LICENSING AGREEMENTS

         We expect to exploit our anti-counterfeiting technology and trade secrets through licensing arrangements with potential customers, including government entities and private companies. Our technology can be utilized in protecting against counterfeiting and unauthorized copying or creation of many different forms of documents, including corporate documents such as internal reports or memorandums, paper currency, identification records and securities. With our acquisition of Document Security Consultants, Inc., we obtained agreements with 16 licensees. These licensees paid a one-time initial license fee and then each quarter, thereafter, submit a percentage of their sales of security printing containing one of our technologies. To date, the licensing fees and royalties we have received have been minimal. We have now moved to a new sales model where the licensee will pay for units produced based on a pre-negotiated per-piece price. Multiple technologies on the same printed piece contain a per-technology up-charge. Licenses are all non-exclusive. All potential licensees are screened for various criteria such as size, nature of business, financial condition and other variables which define their acceptability.

         An example of a recent domestic licensing arrangement, for several of our anti-counterfeiting technologies, is the 10-year non-exclusive license royalty agreement with Bristol ID Technologies. This agreement provides for the manufacturing, marketing and sub-licensing by Bristol of four of our technologies; the patented Digital Pantograph System for hidden word identification, the Block-Out product and process for color copier prevention, the Prism multi-color layer system and the Laser Moire anti-photographic, anti-scanning technologies. We expect to begin receiving royalties, on a per-piece basis, in the second half of 2004. Bristol, established in 1975 and headquartered outside of Rochester, New York, is a leading supplier of high quality plastic card products, including membership, gift and debit cards, entry and automation cards, security cards, security and identification badges and a wide variety of other card products. We believe that the combination of our patented technologies and Bristol's card manufacturing expertise has the potential to broaden both Bristol's business and ours.

         Our first international licensing agreement is with Pyrotechnical Marketing (Pty.) Ltd ("Pyrotec"). Pyrotec, headquartered in Cape Town, South Africa, was established in 1961 and is a high-end label and voucher printing company offering self-adhesive identification solutions concentrating on innovative, secure, high quality labels. The firm specializes in secure pharmaceutical and agrochemical labels, on-pack promotions, general information labeling and works closely with South African government agencies. Under the terms of the licensing agreement, Pyrotec manufactures and markets our Digital Pantograph System for hidden word identification, as well as our Prism multi-color layer system. We expect royalty payments to begin in the second half of 2004. Our marketing efforts in South Africa highlighted the fact that, unlike other technologies on the market, our system requires no expensive hardware or scanners but that which differentiates our technology from others is in the design, which confuses scanners, digital copiers and imaging systems and makes it virtually impossible to exact duplicate documents, currency, plastic cards, labels and any other printed images.

COMMERCIAL PRINTING

         As part of our acquisition of Lester Levin, Inc., in August 2002, we acquired the assets and ongoing business of the Rochester, New York commercial printing firm that operates under the tradename Patrick Printing. The purpose of our acquisition of Patrick Printing was to obtain access to a facility for our research and development activities for the document security and anti-counterfeiting business. Although the revenue of the Patrick Printing business segment was significant in relation to our total net revenue in fiscal year 2003, we regard the ownership of Patrick Printing as providing us with research facilities in a non-laboratory environment, in which we are able to deal with actual customers while also enabling us to offset the costs of our research by the gross profit generated from commercial printing.

         Although we operate the Patrick Printing business segment with a view to operate profitably, our first priority is to have available the necessary equipment and facilities to accomplish what we perceive as our business purpose or corporate mission: "to be a customer-driven leader; inventing and providing security technology which solves current and future commercial and governmental customer needs in the fields of document security and authentication, anti-counterfeiting, brand and copyright protection."

         We presently believe that our ownership of Patrick Printing facilitates and minimizes the cost of our research and development efforts in a highly confidential environment. However, if we are able to continue to maintain the confidential nature of our research, we may in the future sell or outsource the commercial printing operation but retain the ability to make economical use of the "working lab."

         We maintain WWW.PATRICKPRINTING.COM as our website for the Patrick Printing business.

NON-RELATED BUSINESSES

         LEGAL SUPPLIES BUSINESS

         Also as part of the purchase of Lester Levin, Inc., we acquired a business that sells legal forms and supplies to attorneys and law firms. This segment of our company, which now trades under the name THE LEGAL STORE, generates a significant part of its business via its e-commerce website, WWW.LEGALSTORE.COM . Although our Patrick Printing division provides The Legal Store operation with printing services and security products for resale to the legal profession, we do not consider The Legal Store as a part of our core operation. We now have under review the various options for the future direction of this business.

         FILMS

         In December 2002, we received $228,966 for foreign distribution rights to "Lady in White." In 2003, we renegotiated the rights to that film for which we received $28,750, but were required to pay out a like amount for negotiation expenses. During the year ended December 31, 2003, we did not receive any other revenue from our former film business. During 2002 we discontinued the website, movieplace.com, and wrote off our investment and related film inventory. We do not intend to actively pursue filmmaking or film distribution in the future and we may sell or spin off this business for a nominal amount.

SALES AND MARKETING

         As an integral part of the recently completed private placement of our securities, we made a commitment to develop an in-house marketing and sales organization. We specifically allocated $800,000, or approximately 16%, of the proceeds of the offering to build our internal marketing and sales staff and for expenditures, including attendance at U.S. and international trade shows.

         In 2003, to supplement our then existing sales organization, we retained Sharon Carr Associates to assist us in our marketing and sales efforts. The firm, which is a specialist in the product authentication industry, advised us on marketing and pricing matters. They assisted us in developing our per piece pricing model. Now all new licensees are required to pay a license fee and quarterly royalties on a per piece pricing schedule based on volume.

         In January 2004, after completing our private offering, we ended our formal relationship with Sharon Carr Associates, and we added to our sales staff, a full-time sales representative who was formerly employed by them.

         We have also entered into a consulting agreement with Howard Safir, the former New York City police chief, and his consulting firm, the November Group. Under the arrangement, the November Group will assist us in marketing our products. We have issued warrants to Mr. Safir pursuant to a vesting schedule as compensation.

         MARKETING FOCUS

         As part of our marketing initiative, we have targeted the specific industries listed below:

         o Bank Note companies
         o Form printers
         o Commercial printers

         o Technology companies
         o Printing press manufacturers
         o Fortune 500 companies
         o Payroll processing companies
         o Check printers
         o Banks and financial institutions
         o Security companies
         o ID Card companies
         o Federal, State and Local governments
         o Publishing industry
         o Coupon industry
         o Copier manufacturers
         o Digital press manufacturers


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

COMPETITION

         The industry in which we compete is highly competitive and characterized by rapid technological change and product innovations and evolving standards. Many of our competitors have longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products. Competition may also force us to decrease the price of our products and services. There is no assurance that we will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable us to establish selling prices and gross margins at profitable levels.

         Although our technology is effective primarily on analog and digital copiers and scanners, our competition covers a wide array of document security and anti-counterfeiting solutions. We are constantly conducting research and development to improve our technology, including the development of new patents and trade secrets. We will rely upon our patents and trade secrets to attempt to thwart competition, although there can be no assurance that we will be successful.

         Our competition includes Standard Register Company and the international security printing firm, De La Rue Plc. Our research indicates that these two competitors are using technologies that were developed by members of the Wicker family in the 1970s, 1980s, and 1990s and furthermore, we consider these competing technologies to be ineffective on the newer digital copiers and scanners.

         Xerox, an industry leader in copying and scanning, has made recent entries into the anti-counterfeiting arena. One such product requires a blue or red light for its identifier. Xerox has also announced a special toner and is calling the prints from this special toner "Holographs," which we believe that by definition, are not true holographs. In our opinion, a better term to define this technology is the use of "clear-coat varnish," which Xerox is applying as a toner from a copy machine rather than from the traditional printing press.

         Other competing hidden word technologies that are being marketed by competitors include the "Big Dot" and "Little Dot" technology, which we believe is not effective in high-level modem digital copiers. Also, our studies indicate that use of thermo-chromatic or heat sensitive inks wear out quickly and are not useful in warm climates.

         Digital watermarks are also being introduced into the market place by Digimarc Corporation and MediaSec Technologies LLC. These digital protection systems require software and hardware such as scanners and computers to implement and utilize the technology and consequently, this technology must be utilized in a controlled environment with the necessary equipment to create the verification process. Banks, government entities and fully equipped police cars are candidates for this type of technology.

         Viisage Technology, Inc. is utilizing iris-scanning products, IBM is introducing an embedded microchip for identification use and the German company, November AG is offering a label system that contains DNA as its identifier.

         We are continually updating our product offerings to be competitive with the various innovations being introduced into the market.
EMPLOYEES
        We have 13 full-time employees and 4 independent consultants. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement and we believe that our relations with our employees are good.

GOVERNMENT REGULATION

         In light of the events of September 11, 2001 and the subsequent war on terrorism, governments, private entities and individuals have become more aware of, and concerned with, the problems related with counterfeit documents. While there are no specific regulations or laws which directly impact our business, this new heightened awareness may result in new laws or regulations which could impact our business. We believe, however, that any such laws or regulations would be aimed at requiring or promoting anti-counterfeiting, and therefore would have a positive impact on our business plans.

ITEM 2 - PROPERTY

         We currently rent 3,000 square feet of office space in the Executive Office Building in downtown Rochester, New York. The monthly rent for the office space is $4,480. We anticipate expanding to other facilities within the next six months.

ITEM 3 - LEGAL PROCEEDINGS

         On January 31, 2003, we commenced an action entitled "NEW SKY COMMUNICATIONS, INC., AS SUCCESSOR-IN-INTEREST TO THOMAS M. WICKER, THOMAS M. WICKER ENTERPRISES, INC. AND DOCUMENT SECURITY CONSULTANTS V. ADLER TECHNOLOGIES, INC. N/K/A ADLERTECH INTERNATIONAL, INC. AND ANDREW MCTAGGERT" (U.S. DISTRICT COURT, WESTERN DISTRICT OF NEW YORK CASE NO. 03-CV-6044T (F)) regarding certain intellectual property in which we have an interest. We brought suit alleging various causes of action against Adler Technologies, Inc. ("Adler") and Andrew McTaggert ("McTaggert") for breach of contract, breach of the duty of good faith and fair dealing and various business torts. Adler distributes and supplies anti-counterfeit currency devices and McTaggert is a principal of, and the primary contact at, Adler. Adler had entered into several agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which were acquired by us in July and August 2002. These agreements, generally, authorized Adler to manufacture in Canada our "Checkmate(R)" patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including "Archangel," an anti-copy technology, and "Blockade," which creates a wave pattern on documents when they are reproduced or scanned. It is our contention that Adler breached these agreements, failed to make an appropriate accounting, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed that it owns or co-owns or has a license to use certain of our technology, including several U.S. patents.

              The case is in the early stage of discovery and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTaggert or that Adler's counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology.

             We are not a party to any other proceedings which may have a material effect upon our operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the fiscal fourth quarter ended December 31, 2003. We anticipate holding a meeting of shareholders within the next three to six months.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The primary market for our common stock is the OTC Bulletin Board, where it trades under the symbol "DCSS." Prior to February 4, 2003, the trading symbol for our common stock was "NSCI."

         The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated, as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                QUARTER ENDING           HIGH           LOW
                --------------          ------        ------
                March 31, 2002           $0.50         $0.23
                June 30, 2002             0.23          0.12
                September 30, 2002        0.59          0.12
                December 31, 2002         0.74          0.27

                QUARTER ENDING            HIGH           LOW
                --------------          -------       -------
                March 31, 2003           $2.30          $0.70
                June 30, 2003             2.30           1.50
                September 30, 2003        7.00           2.10
                December 31, 2003         5.10           3.50

On March 25, 2004 our Common Stock had a high of $5.35 and a low of $5.35.

ISSUED AND OUTSTANDING

         Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 25, 2004, we had 10,868,818 shares of common stock, issued and outstanding.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT ISSUANCES OF UNREGISTERED SECURITIES

         PRIVATE PLACEMENT

         On December 29, 2003, we completed a private placement of 116 units of our securities, at $50,000 per unit, for total gross proceeds of $5,800,000. Each unit consisted of 12,500 shares of common stock and 3,125 Series A warrants with a total issuance of 1,450,000 shares of common stock and 362,500 warrants. The net cash proceeds from the offering, after deduction of commissions and offering expenses and a consulting fee to the placement agent, was approximately $5,025,000. The warrants, which expire in November 2008, entitle the holder to purchase shares of common stock at an initial exercise price of $5.00 per share, subject to certain adjustments. As additional non-cash compensation to the placement agent, we issued warrants described below- PLACEMENT AGENT'S WARRANTS. We expect to use the net proceeds for working capital, additional intellectual property protection and research, debt reduction and expansion of our sales and marketing efforts. The placement was intended to comply with the exemptions from registration provided under Section 506 of Regulation D and offers and sales were made solely to "accredited investors" as defined in Regulation D. The securities in the offering were offered without registration in reliance on Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

            SHARES ISSUED FOR SERVICES

           During 2003, we issued a net total of 109,000 shares of our common stock in payment for services. Of this total, 24,000 shares were issued to employees pursuant to a previously determined vesting schedule and were valued at $3,840, which represented the market value at the date of the grant; and 15,000 shares, which were issued in 2002 for future services, were cancelled, by mutual agreement, and the previous charge to expense, in the amount of $5,400, was reversed; and the balance of 100,000 shares was issued to IDT Venture Capital Corporation for legal services, valued at $211,876, which represented the approximate market value of the shares at the date of issuance. All of the shares issued for services were issued without registration in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted as to transferability.

WARRANTS ISSUED

         PLACEMENT AGENT'S WARRANTS

         In addition to the 362,500 Series A warrants issued as part of the above mentioned PRIVATE PLACEMENT, we issued to the placement agent, Fordham Financial Management Inc, for nominal consideration, five-year warrants to purchase 362,500 shares of our common stock at $4.80 per share. The fair value of the warrants, $707,600, is included in the stockholders' equity section of our balance sheet, as additional capital, and is also offset, by the same amount, as a non-cash cost of the private placement. The warrants expire on November 28, 2008 and provide for "cashless exercise," which allows the warrant holder to exercise the warrant without paying cash in exchange for a lesser amount of shares. In addition, the Placement Agent's warrants have anti-dilution protection against sales of our common stock by us for less than $4.00 per share. The warrants were issued in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

         IDT VENTURE CAPITAL CORPORATION WARRANTS

         Effective in October 2003, we issued to IDT Venture Capital Corporation, in addition to the 100,000 shares of our common stock described above - SHARES ISSUED FOR SERVICES, warrants to acquire 500,000 shares of our common stock at $2.50 per share. The warrants are scheduled to expire on February 1, 2014. The warrants were issued in exchange for IDT Venture Capital's assistance, including the use of its outside legal counsel, with certain patent applications, an audit of our intellectual property rights and potential enforcement issues. The value of the warrants, $435,500, which was determined by using the Black-Scholes pricing method, at the date the warrants were issued, was charged to legal expense in the quarter ended December 31, 2003. The warrants were issued in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

         OTHER WARRANTS

         We issued to WAB Capital, as compensation for consulting services, warrants to purchase a total of 100,000 shares of our common stock. The warrants have an exercise price of $2.00 per share and expire in July 7, 2008. The value of the warrants, $78,200, which was determined by using the Black-Scholes pricing method, was charged to consulting expense. The warrants were issued in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

         In connection with our consulting agreement with Mr. Howard Safir, the former New York City Chief of Police and his consulting firm, the November Group, we issued a total of 100,000 warrants to purchase our common stock at $3.00 per share. Of these warrants, 40,000 vested immediately; 30,000 will vest upon receipt of a minimum of $1 million in fees generated by the November Group in the first year; and the remaining 30,000 will vest upon receipt of a minimum of $1 million in fees generated by the consultant in the second year. The warrants expire five years from the vesting dates. The value of the warrants, $165,100, was determined by the Black-Scholes pricing method. In the year ended December 31, 2003, we charged $66,040 to consulting expense and the balance, of $99,060, was deferred to future periods. The warrants were issued in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

STOCK OPTION PLANS

         2004 EMPLOYEES' STOCK OPTION PLAN

         In January 2004, our Board of Directors approved, subject to shareholder approval, the adoption of THE 2004 EMPLOYEES' STOCK OPTION PLAN (the "2004 Plan") to provide for the grant of options to purchase up to 200,000 shares of our common stock to all employees, including executive officers. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under
Section 422A of the internal Revenue Code, or options which do not so qualify ("Non-ISOs"). We did not have a stock option plan in effect during the fiscal year ended December 31, 2003. We expect to submit the 2004 Plan for approval by our shareholders within the next 60 days to 90 days. We have not granted any options to date.

         The 2004 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2004 Plan and to establish and amend rules and regulations relating thereto.

         Under the 2004 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder (as defined in the 2004 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant, which are designated as ISOs and which become exercisable in any calendar year may not exceed $100,000.

         The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay the exercise price or any taxes that may arise in connection with the exercise or cancellation of an option. The Compensation Committee can also permit the payment of the exercise price of the options using the common stock of our company held by the optionee for at least six months prior to exercise.

         NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN

         Also in January 2004, our Board of Directors adopted THE NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN (the "Director Plan"), which provides for options for up to 100,000 shares to non-executive directors and advisors. Options to purchase a total of 10,000 shares were granted to our non-executive directors; 5,000 to Mr. Ashman and 5,000 to Mr. Harrison. The grants are not effective until the Director Plan is approved by our shareholders.

         Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors (or upon the approval of this plan if the director joined prior to its adoption date) and (b) 5,000 shares of our common stock shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director, who has not served as a director for an entire year prior to January 2nd of each year then such non-employee director shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.

         The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of the common stock of our company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. Neither the Board nor the Compensation Committee has discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

STOCKHOLDERS

         As of March 25, 2004, we had approximately 9,000 beneficial owners of our common stock and 4,319 record owners.

DIVIDENDS

         We have never paid a dividend nor do we intend to pay a dividend on our common stock in the near-term. We plan to use all of our earnings, if any, for working capital.

STOCK TRANSFER AGENT AND WARRANT AGENT

         Our stock transfer agent is American Stock Transfer & Trust Co., 6201 15th Avenue, Brooklyn, NY 11219. We act as our own warrant agent for our outstanding warrants.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions) which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described below, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

OVERVIEW
         We believe we are one of the leading suppliers of document security technology. We supply document security technology to security printers, corporations and governments in the United States and foreign countries. Some examples of the uses for our technology are in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, collectables, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, software manuals, product packaging, tickets, checks, and school transcripts.

         We entered this market during the second half of 2002. The majority of our technology revenue will come from multi-year contracts with security printers who pay for the technology based, either on a percentage on the sales price of the printed secure document or on a pre-negotiated per piece royalty. In addition, we sell and manufacture a product called Safety Paper through third-party licensees. Safety Paper is a paper which reveals hidden warning words, logos or images when a clear plastic viewer is placed over the paper or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate copy or the computer digital file. We believe we are one of the leading providers of Safety Paper. Our patented version of the paper was recently successfully tested on the new generation of check scanners, which are being installed in financial institutions in 2004.

         We had several technologies developed in 2003 which we anticipate will bring additional revenue beginning in late 2004 or early 2005. These new technologies protect, as well as identify, documents as original or counterfeits. Several large security printers and holography companies have begun testing our technology. If successful, we expect that these technologies will be embedded on holographic items such as charge cards and bankcards, as well as travelers' checks, social security cards and currencies.

         Additional revenue is generated from the sale of printing and specialty office supplies to the legal profession. The principal purpose of these non-core sales is to provide a testing ground and to offset research and development costs associated with the development of our technologies.

         We intend to increase our revenues through increasing adoption of our Safety Paper product, increasing types of Safety Paper products, licensing our various document security technologies and enforcing our intellectual property rights. We expect to target large paper distributors for national and international distribution rights to our Safety Paper product line as well as seeking sources of revenue from government agencies, commercial printers, packaging companies, publishers, engineers, the gaming, medical, financial, and pharmaceutical industries, schools and colleges, manufacturers and the packaging industry. In addition, we will seek to form business alliances and joint ventures with other document security companies.

         The market development strategy is to provide our product and technologies to large volume type documents and packaging distributors at a fair and competitive price. Our intent is to minimize barriers to adoption and encourage broad-based deployment of our technologies. For example, the Federal Aviation Administration approved one of our technologies for our aerospace clients who utilize our technology in its spare parts order forms and packing slips. We intend to license similar documents, such as world currencies and products for the personal identification document market. Our goal is to significantly increase revenue during the next two to three years.

         Since our entry into the document security industry, we have invested a significant portion of our resources and capital in formulating our infrastructure, developing our products and technology and the building of our sales and marketing organizations. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with early stage technology and applications.

THE FOLLOWING DISCUSSION IS BASED ON THE AUDITED FINANCIAL STATEMENTS CONTAINED ELSEWHERE IN THIS REPORT.

         The year ended December 31, 2003 was a period of transition. In August and November 2002, we acquired businesses that were involved in the anti-counterfeiting security industry. We began the year 2003 as a new entrant in a high-growth technology-based industry. Our immediate challenge was to obtain the necessary funding to build a corporate infrastructure that was capable of exploiting our technologies.

         It was necessary for us to devote a significant portion of management's energies to raising capital in 2003. Our efforts were successful, in that we raised, in a private placement offering, net proceeds of approximately $5,025,000. This accomplishment, we believe, put our company in a position to move forward, quickly and aggressively in a very competitive and fast-moving technology-based industry.

         We completed a private placement offering of securities in December 2003. During 2003, we prepared for the offering and developed a detailed plan for the use of the expected proceeds, which were originally estimated to be between a minimum of $1,740,000 and a maximum of $4,500,000. Ultimately, when the offering finally closed, the net proceeds were approximately $5,025,000.

         With only limited cash available, there was little that could be accomplished prior to the closing of our private placement. However, we still continued to fund our research and development so that in 2003, prior to the completion of the placement, we spent more than $230,000 in cash for research and development, and nearly $650,000 in stock and warrants for evaluating and protecting our intellectual property. By incurring these expenses, we were able to apply for patent protection in the United States and other countries for the various new technologies we developed during the year. While waiting to complete the offering, we positioned our company so that we would be able to pursue our plans once adequate funding was in place. We devoted our management time and energy to developing and securing corporate and individual relationships which we anticipated would become meaningful, if and when we became capital sufficient.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING DECEMBER 31, 2003 AND DECEMBER 31, 2002

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

SALES

            In the fiscal year ending December 31, 2003, we had net sales of $1,284,744. This represents an increase of $605,226, or 89%, over sales of $679,518 in the year ended December 31, 2002. The increase in sales resulted primarily from our acquisition on August 1, 2002 of Lester Levin, Inc. and Thomas M.Wicker Enterprises, Inc. and our acquisition of Document Security Consultants on November 1, 2002. Our 2003 results include sales of the acquired companies for the entire year and in 2002, only for the period since acquisition. Our 2002 sales also included a one-time royalty payment to our now discontinued film operations, in the amount of $228,966. On a pro forma basis, assuming that the acquisitions had taken place on January 1, 2002, our total comparable sales in 2002 would have been $1,376,619. Furthermore, if the 2002 revenue from our film operations were excluded from net sales of that year, net sales would have been $1,144,653. When comparing these adjusted net sales of $1,144,653 to the 2003 net sales of $1,284,744, there is an increase of approximately $140,000 or 12%. The majority of this increase is attributed to our core business segment, document security, which is discussed further below.

         Our net sales from our core business segment, document security, were approximately $332,000 in 2003. We consider these sales to be nominal, as the year 2003 was the equivalent of our first full year in the start-up phase of basically a new business waiting to obtain capital. We met our self-imposed goals of raising capital and continuing our research. Our sales goal for 2003 was realistic, to at least maintain our previous level of sales while developing the infrastructure to support sales growth in the future, and we accomplished that. The equivalent 2002 sales from anti-counterfeiting were approximately $46,000 since the date of our acquisition in 2002. On a pro forma basis, assuming that we acquired the core business on January 1, 2002, sales would have been $215,002 in 2002. This increase of approximately $117,000, or 54%, is primarily attributed to our increase in marketing efforts and expansion of our customer base. The majority of this increase is from security paper sales.

         We view sales from our commercial printing business segment to be essentially a means of having access to a working research and development facility and to be able to offset the costs of our research. We are pleased with any increases in revenue from this source, but we are not actively soliciting additional printing sales unless they are related to our core anti-counterfeiting technology business. Our sales in 2003 from our printing segment totaled $527,000, which compares to 2002 sales of $227,000 since our acquisition on August 1, 2002, and $557,000 of pro forma sales in 2002, assuming that our acquisition took place January 1, 2002.

         We view our legal forms and supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment, $397,000 in 2003, appear to be significant as to our total sales, we do not expect that to be true in the future. Our 2002 sales from our legal supplies business were $173,000 since our acquisition on August 1, 2002, and $368,000 on a pro basis in 2002, assuming that our acquisition took place January 1, 2002. We are evaluating our various options as to our plans for this division.

COST OF SALES

         With the increase of sales, our cost of sales also increased by $366,323, or 159%, to $597,161 from $230,838 for the year ended December 31,
2002. Again, the increase resulted from including the cost of sales of the acquired companies for the entire year 2003 and only for the period in which the acquired companies were owned by us in the year 2002. On a pro forma basis, assuming that the acquisitions had taken place on January 1, 2002, our total comparable cost of sales in 2002 would have been $565,000, which represents an increase in cost of sales of approximately $32,000, or 6%, which is related to general increases in paper costs.

GROSS PROFIT

         Our gross profit for the year ended December 31, 2003 increased by $238,903, or 53.5%, to $687,583 as compared to the gross profit of $448,680 reported in fiscal 2002. The increase in gross profit resulted primarily from the increase in sales because we recorded gross profit from the sales of the acquired businesses for all of 2003 compared to only part of the year in 2002. If we compare 2003 to 2002, on a full-year basis and exclude the movie revenues of 2002, our gross profit would have increased from $580,000 in 2002 to $687,583 in 2003, and our gross margin on sales would have increased from 51% to 53%.

EXPENSES

         OPERATING EXPENSES

            Operating expenses, exclusive of depreciation and amortization and loss on impairment discussed later, for the year ended December 31, 2003 increased $1,729,632 to $2,011,710 from $282,078 in fiscal year 2002. Part of the increase resulted from including expenses for all 12 months for 2003 and fewer months in 2002, because the acquisitions took effect on August 1, 2002 and November 1, 2002. On a pro forma basis, assuming that we completed our acquisitions on January 1, 2002, operating expenses would have been $630,737 in 2002. Accordingly, we realized and increased in operating expenses of approximately $1,380,000. We incurred certain substantial expenses in 2003 that we did not incur in the prior year. Most notable were expenses that totaled $872,217, and were paid for partly in cash and, partly in stock and warrants, in lieu of cash. Included in that amount was $647,376 paid to IDT Venture Capital Corporation for assistance with the protection of our patent portfolio, which was paid in stock and warrants to purchase common stock. Also included, was $158,801, for consulting services paid to WAB Capital, of which $80,601 was in cash and $78,200 was paid with warrants; and $66,040 for consulting services of Howard Safir, which were paid for with warrants. On a pro forma basis, assuming that we completed our acquisitions on January 1, 2002, operating expenses would have been $630,737 in 2002. The remainder of the year-to-year pro forma difference in operating expenses was primarily due to an increase in corporate governance expenses, payroll costs, and research and development.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense increased from $14,417 in 2002, to $105,140, in 2003. This increase of $90,723 consists of an increase in depreciation of fixed assets of approximately $50,000; and amortization of intangible assets, consisting of a nonrecurring write-off of a covenant not to compete and deferred loan acquisition costs, of approximately $41,000. The increase in depreciation expense was primarily because depreciation was recorded in 2003 for the entire year, whereas in 2002, depreciation was recorded only for the periods following the dates of acquisition. On a pro forma basis, assuming that we completed our acquisitions on January 1, 2002, depreciation and amortization would have been $48,458 in 2002. The majority of the increase is attributed to the nonrecurring write-off of the intangible assets.

         LOSS ON IMPAIRMENT

         In the year ended December 31, 2002, we closed our film-related website and wrote-off our investment and related film inventory in the amount of $251,570. In 2003, there was no recognition of loss on impairment.

INTEREST INCOME AND EXPENSE

         Our interest expense nearly doubled to $18,975 in 2003, as compared to $8,962 in 2002. This increase primarily came about because in 2003, we accrued interest on assumed debt from the acquisitions for a full12 months as compared to 2002, when we accrued only from the dates of acquisition. Interest income in 2003, $3,818, was primarily from temporarily investing the private placement proceeds, while in 2002, we had no interest income as we had no excess funds.

NET LOSS

            Our net loss, both before and after taxes, increased $1,343,843 to $1,452,290 in fiscal year 2003, as compared to $108,347, in fiscal year 2002. The increase in the loss was the result of an increase, in 2003 over 2002, of selling, general and administrative expenses of $1,729,632; depreciation and amortization expense of $90,723; an increase of net-other expense of $13,961, which were offset by increased gross profit of $238,903 and reduction of loss on impairment of $251,570. The net loss includes non-cash expenses totaling $790,056, detailed in the section below - CASH FLOWS, which was paid for with stock options and warrants. As a result our net loss was impacted significantly by the non-cash expenses for intellectual property protection legal services, consulting services, research and development, and as highlighted in the section above - OPERATING EXPENSES. On a pro forma basis, assuming that we completed our acquisitions on January 1, 2002, our net loss would have been $158,757 in 2002.

LOSS PER SHARE

            The basic net loss per common share was $0.16 for the year ended December 31, 2003 and $0.02 for the year ended December 31, 2002. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In 2003, the weighted average of common shares outstanding was 9,341,289 compared to 5,151,977 in fiscal year 2002. On a pro forma basis, assuming the acquisition shares were issued on January 1, 2002, the weighted average shares outstanding would have been 6,259,922 and the net loss per share would have been $0.03.

KEY INDICATORS OF FUTURE RESULTS

            It is our opinion that gross profit margin is a significant key indicator for our company. We anticipate that our gross margin as a percentage of sales should grow significantly due to the fact that there are few real variable costs of goods sold associated with our technology sales. We expect that operating expenses as a percentage of sales will increase initially as we build our infrastructure, increase our marketing activities, meet corporate governance standards and incur costs associated with our intellectual property portfolio. We feel that this increase of operating expenses will occur initially, then level off, and then drop significantly once our sales, license fees and royalties rise due to the investments delineated above.

LIQUIDITY AND CAPITAL RESOURCES

         The most significant financial event for us in 2003 was the completion of a private placement of our common stock and warrants. In that offering, the size of which was increased due to investor demand, we sold 1,450,000 shares of common stock and 362,500 warrants, for net proceeds of approximately $5,025,000.

         At December 31, 2003, we had cash and cash equivalents of $5,115,722, which was an increase of $4,659,499 over the $456,223 cash we had December 31, 2002.

         As a result of the success of the private placement, our total current assets ended year 2003 at $5,390,723 compared to $658,304 at the end of year 2002. Due to an increase in our accrued expenses and accounts payable, our current liabilities increased a total of $308,560 from year-end 2002, at $207,241, to $515,801 at year-end 2003. Our working capital, which is the difference between our current assets and current liabilities, increased by $4,423,859, having gone from $451,063 at the end of 2002 to $4,874,922 at the end of 2003. The ratio of our current assets to our current liabilities, referred to as our current ratio, was 10.4:1, at December 31, 2003, compared to 3.2:1, the year before.

         OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

         PRIVATE PLACEMENT USE OF PROCEEDS

         Although we are in a relatively strong cash position at December 31, 2003, we have allocated: $800,000, or 16%, of the proceeds of the completed offering for selling and marketing; $150,000, or 3%, for research and development and patent applications; $100,000, or 2%, for equipment leases; $340,000, or 7%, for debt repayment; $100,000, or 2%, for the purchase of computers and other office equipment; and the balance of approximately $3,500,000, or 70%, for working capital and other corporate purposes.

         During the transition year 2003 we began the process of building our sales organization, both in-house and externally. We believe that allocating monies from the offering for sales and marketing is an absolute necessity to expose our products to the companies and governments that are in most need of our technologies.

         As a technology-based company, we must continually make expenditures to augment our intellectual property portfolio. The $150,000 that was set aside from the private placement proceeds is an amount in addition to our normal allocations for research and development. We continue to develop our technology and will incur costs in our efforts, as well as legal fees for patent and related filings, both in the United States and in foreign countries. In 2003, we spent on direct research and development approximately $232,000.

         We have allotted sufficient funds to retire our long-term debt, including the current portion due during 2004. We have two credit facilities currently outstanding which we may repay with the use of proceeds. The first is a credit line with approximately $86,000 outstanding. The second is a Small Business Administration guaranteed loan, which currently has approximately $213,000 outstanding. Both loans bear interest at the lender's prime rate plus 2%. This early retirement of our debt will reduce our interest expense in 2004 and beyond.

         Approximately $3,500,000 of the private placement proceeds has not been specifically allocated other than for working capital and other corporate purposes. We expect to use part of these funds to hire additional employees in all aspects of our operation.

CASH FLOW

         We did not generate cash from operations in 2003. In fact, our operating activities consumed cash of $326,710 in the fiscal year ended December 31, 2003. In contrast, in the year ended December 31, 2002, our operating activities provided us with $51,430 cash.

         We anticipate an increase in royalties from our licensing agreements with minimal ongoing costs. We also expect a significant increase in our safety paper sales.

         Although our net loss in 2003 was $1,452,190, it included non-cash charges for depreciation and amortization of $105,140 and charges for professional and other services, in the total amount of $790,056, which were not paid for with cash, but with our stock, stock options and warrants. The shares were valued at the approximate market price at the date of issuance and the stock options and warrants were valued using the Black-Scholes pricing method. Although the value of the options granted is definitely an actual expense, we also view it as potential source of additional capital in the future.

            We have been able to pursue our business plan primarily from the receipt of cash from financing activities. During fiscal year 2003, our financing activities, primarily the proceeds of our private placement, provided us with total funds of $5,006,154. In 2002, the net cash provided by financing activities was $493,003, which consisted of $500,000 from the proceeds of a private placement of our common stock reduced by repayments of our long-term debt of $8,887 an increase by net borrowings on the line of credit of $1,890.

            We have funded our cash needs during the last two fiscal years by issuing our securities. We believe that we now have sufficient cash for our needs for at least the next 12 months.

         In order to support our existing and proposed operations, we may need additional financing. Although we have outstanding warrants to purchase our common stock, at exercise prices below the current market price, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we may be required to raise funds, by borrowing or selling stock, to meet our cash needs and there is no guarantee that, at that time, we will be able to raise additional funds, or if we are able to, it would be at terms acceptable to us.

CAPITAL EXPENDITURES

        Our core business of developing and selling anti-counterfeiting products is more intellectually-intensive than equipment-intensive. However, we anticipate purchasing additional computers, software, copiers, scanners and printing equipment to assist us in our development activities and so we have allocated approximately $200,000 from the recently completed private placement offering proceeds for computer purchases and lease payments. In fiscal 2003 and 2002 we incurred approximately $20,000 and $13,000 for the acquisition of fixed assets.

INFLATION

            Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2003.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements for the fiscal year ended December 31, 2003 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, as well as loss contingencies and restructurings. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer's credit worthiness or actual defaults are higher than the historical experience, estimates of the recoverability of amounts due could be adversely affected. A reserve for sales returns is established based on historical trends in returns and information obtained directly from the customers regarding possible returns. If the actual future returns do not reflect historical data, our revenue could be affected.

         GOODWILL IMPAIRMENTS

         Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets of an acquired business. We perform a goodwill impairment assessment on an annual basis, or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of a reporting unit that the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate rate that incorporates our cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those estimated by our management. A change in industry or market conditions or a downturn in our operations could result in an impairment of goodwill.

         DEFERRED TAX ASSETS

         We have approximately $6 million in net operating loss carry forwards ("NOL") available to offset future years' taxable income which expire beginning in 2004 through 2023. Due to the change in ownership during 2002 and 2003, we may be limited in the amount of NOLs that we can utilize annually. We have a deferred tax asset of approximately $2.6 million primarily attributed to the NOLs, that have been fully offset by a valuation reserve due to our management's uncertainty as to their ability to generate sufficient taxable income in future periods to utilize the NOLs before expiration. The valuation allowance may be adjusted in future periods based upon our management's estimate of future income which will be needed to be based upon proven profits.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY WITH OUR NEW BUSINESS MODEL, WHICH LIMITS THE INFORMATION AVAILABLE TO YOU TO EVALUATE OUR BUSINESS.

         Since our inception in 1983, we have accumulated deficits from historical operations of approximately $6,400,000 at December 31, 2002, which increased to approximately $7,900,000 at December 31, 2003. Our current business is based upon technology and assets that we have acquired only since July 2002. We have had minimal revenues generated to date from this technology. We have continued to incur losses since we began these new operations. Also, you have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

SINCE WE HAVE ONLY A PARTIAL OWNERSHIP INTEREST IN SOME OF OUR PATENTS, THE OTHER PARTIAL OWNERS MAY DEVELOP COMPETING PRODUCTS OR CLAIM RIGHTS TO LICENSE FEES OR ROYALTIES.

            We have non-exclusive ownership interests in some patents, specifically, United States patents No. 5,707,083, 5,735,547 and 5,018,767 and the European patent No. 0455750. These patents were originally developed by the Wicker Group, which was founded by Mr. Ralph Wicker, the father of Thomas and David Wicker. Other persons own "gross" and "net" ownership interests in these patents. As a result, other persons may develop competing products and services based upon certain of the technology that we utilize. These persons may also claim that they are entitled to royalties or license fees from products developed by us. The development and marketing of other products may adversely impact our ability to compete in the market place, or to successfully obtain preferential pricing on our products. Further, claims by other owners of the patents could result in litigation against us, increase costs of litigation, or reduce our profitability. There can be no assurance that others may not be successful in their claims.

CURRENT LITIGATION MAY AFFECT OUR TECHNOLOGY RIGHTS AND PLAN OF OPERATION.

            On January 31, 2003, we commenced an action entitled "NEW SKY COMMUNICATIONS, INC., AS SUCCESSOR-IN-INTEREST TO THOMAS M. WICKER, THOMAS M. WICKER ENTERPRISES, INC. AND DOCUMENT SECURITY CONSULTANTS V. ADLER TECHNOLOGIES, INC. N/K/A ADLERTECH INTERNATIONAL, INC. AND ANDREW MCTAGGERT" (UNITED STATES DISTRICT COURT, WESTERN DISTRICT OF NEW YORK CASE NO. 03-CV-6044T(F)) regarding certain intellectual property in which our company has an interest. The suit was commenced by our company alleging various causes of action against Adler Technologies, Inc. ("Adler") and Andrew McTaggert ("McTaggert") for breach of contract, breach of the duty of good faith and fair dealing and various business torts. Adler distributes and supplies anti-counterfeit currency devices and McTaggert is a principal of, and the primary contact at, Adler. Adler had entered into several agreements with Thomas
M. Wicker Enterprises and Document Security Consultants, both of which were acquired by our company in July and August of 2002. These agreements, generally, authorized Adler to manufacture in Canada our "Checkmate(R)" patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including "Archangel," an anti-copy technology, and "Blockade," which creates a wave pattern on documents when they are reproduced or scanned. It is our contention that Adler has breached these agreements, failed to make an appropriate accounting, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against our company, claiming it (Adler) owns or co-owns or has a license to use certain technologies of ours, including several U.S. patents. If Adler is successful it may materially affect us, our financial condition, and our ability to market certain technology.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE ADVANTAGE MAY DISAPPEAR.

         Our success will be determined in part by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. Because of the substantial length of time and expense associated with developing new document security technology, we place considerable importance on patent and trade secret protection. Our ability to compete and the ability of our business to grow could suffer if these rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We also rely on trade secrets that are not patented. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT OR OTHER CLAIMS AGAINST US OR OUR CUSTOMERS THAT COULD BE COSTLY TO DEFEND AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS.

         Although we have received U.S. Patents and a European Patent with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees to establish and protect the ideas, concepts and documentation of software and trade secrets developed by us. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations does not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search will not disclose applications that are currently pending in the United States Patent Office; and there may be one or more such pending applications that would take precedence over our applications.

         Furthermore, since the date of invention (and not the date of application) governs under U.S. patent law, future applications could be filed by another party, which would preempt our position. While we have taken and continue to take steps to become aware of related technical developments, there can be no assurance that we will not encounter an unfavorable patent situation. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management's attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. This could prohibit us from providing our products and services to customers.

IF OUR PRODUCTS AND SERVICES DO NOT ACHIEVE MARKET ACCEPTANCE, WE MAY NOT ACHIEVE OUR REVENUE AND NET INCOME GOALS IN THE TIME PRESCRIBED OR AT ALL.

         We are at the very early stage of introducing our document security technology and products to the market. If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and net income goals within the time we have projected, or at all, which could have a material adverse effect on our business. As a result, the value of your investment could be significantly reduced or completely lost.

         We cannot assure you that a sufficient number of such companies will demand our products or services or other documents security products. In addition, we cannot predict the rate of market's acceptance of our document security solutions. Failure to maintain a significant customer base may have a material adverse effect on our business.

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN AND THERE CAN BE NO ASSURANCE OF THE COMMERCIAL SUCCESS OF OUR PRODUCTS.

         We believe that we will need to continue to incur research and development expenditures to remain competitive. The products we currently are developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we originally expect and we may experience delays in future product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors' products.

CHANGES IN DOCUMENT SECURITY TECHNOLOGY AND STANDARDS COULD RENDER OUR APPLICATIONS AND SERVICES OBSOLETE.

         The market for document security products, applications, and services is fast moving and evolving. Identification and authentication technology is constantly changing as we and our competitors introduce new products, applications, and services, and retire old ones as customer requirements quickly develop and change. In addition, the standards for document security are continuing to evolve. If any segments of our market adopt technologies or standards that are inconsistent with our applications and technology, sales to those market segments could decline.

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH GREATER MARKET PRESENCE AND FINANCIAL RESOURCES.

         Our market is highly competitive and characterized by rapid technological change and product innovations. Our competitors may have advantages over us because of their longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products. Competition may also force us to decrease the price of our products and services. We cannot assure you that we will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable us to establish selling prices and gross margins at profitable levels. Although several potential competitors have expressed an interest to us in forming marketing alliances, there can be no assurance that we will undertake such efforts or if undertaken, such efforts will prove profitable.

IF WE FAIL TO RETAIN OUR KEY PERSONNEL AND ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL, WE MIGHT NOT BE ABLE TO PURSUE OUR GROWTH STRATEGY.

         Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular: Patrick White, our President and Chief Executive Officer and Chief Financial Officer; Thomas Wicker, our Vice-President of Research and Development; and David Wicker, our Vice-President of Sales and Business Development, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have entered into employment agreements with Patrick White and Thomas Wicker which expire in July 2004 and December 2005, respectively, and an employee agreement with David Wicker which expires in November 2004. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

         We intend to hire a Chief Financial Officer for our company and believe that our ability to obtain a qualified Chief Financial Officer is material to our future success. We also must continue to hire other highly qualified individuals. Our failure to attract, train and retain management and technical personnel could adversely affect our company's ability to grow and to develop new products or product enhancements now and in the future.

IF WE DO NOT SUCCESSFULLY EXPAND OUR SALES FORCE, WE MAY BE UNABLE TO INCREASE OUR REVENUES.

         We must expand the size of our marketing activities and sales force to increase revenues. We continue to evaluate various methods of expanding our marketing activities, including the use of outside marketing consultants and representatives and expanding our in-house marketing capabilities. Going forward, we anticipate an increasing percentage of our revenues to come from the licensing of our newer technologies, where profit margins are significantly higher than those provided by Safety Paper. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenues and grow could be compromised. The challenge of attracting, training and retaining qualified candidates may make it difficult to meet our sales growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from expanding our sales force or we may be unable to manage a larger sales force.

FUTURE GROWTH IN OUR BUSINESS COULD MAKE IT DIFFICULT TO MANAGE OUR RESOURCES.

         Our anticipated business expansion could place a significant strain on our management, administrative and financial resources. Significant growth in our business may require us to implement additional operating, product development and financial controls, improve coordination among marketing, product development and finance functions, increase capital expenditures and hire additional personnel. There can be no assurance that we will be able to successfully manage any substantial expansion of our business, including attracting and retaining qualified personnel. Any failure to properly manage our future growth could negatively impact our business and operating results.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

     We may need to raise additional funds in the future to fund more aggressive expansion of our business, complete the development, testing and marketing of our products, or make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that these funds will be available for us to finance our development on acceptable terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

         We do not intend to declare or pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our Board of Directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our Board of Directors deems relevant.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND AGREEMENTS COULD DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

         Certain provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

         o Authority of the board of directors to issue preferred stock.

         o Prohibition on cumulative voting in the election of directors.



ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our audited financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 follow Item 14, beginning at page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 6, 2004, we engaged the firm of Freed Maxick & Battaglia, CPA's, PC as our new independent auditing firm and determined not to continue the retention of Michael F. Cronin, CPA as our independent auditor.

         The termination of Michael F. Cronin, CPA was recommended and approved by the Audit Committee of our Board of Directors and is not the result of any disagreement with Michael F. Cronin, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Michael F. Cronin, CPA, had been our independent auditor for the fiscal years ended December 31, 2002 and 2001.

         During the last two fiscal years, the reports issued by Michael F. Cronin, CPA did not contain any adverse or qualified opinions, did not contain any disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. In addition, during the last two fiscal years and subsequent periods, there were no disagreements with Michael F. Cronin, CPA regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to his satisfaction, would have caused him to make reference to the subject matter in connection with his report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

         Prior to the change of accounting firms, neither the Board of Directors nor management consulted Freed Maxick & Battaglia, CPA's, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

            Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information, relating to our company, required to be included in our periodic SEC filings.

(b) Changes in internal controls.

         On May 2003, we appointed Timothy Ashman to our Board of Directors. On January 4, 2004, we appointed Alan E. Harrison to our Board of Directors. These individuals, Alan E. Harrison and Timothy Ashman, serve as independent directors within the meaning of the rules of the American Stock Exchange and the Nasdaq Stock Market. Simultaneously with their appointment, the Board established two committees, an Audit Committee and a Compensation Committee, comprised of these two directors.

         The Audit Committee acts to: (i) review with management the finances, financial condition and interim financial statements of our company; (ii) review with our independent auditors the year-end financial statements; (iii) review implementation with the independent auditors and management any action recommended by the independent auditors; and (iv) recommend to the Board of Directors the independent accountants and the services to be provided by them. The Board of Directors and the Audit Committee also adopted an Audit Committee Charter which governs its duties and responsibilities.

         The Compensation Committee administers our option plans, and reviews and approves the employment arrangements with senior management, including the Chief Executive Officer.

         On January 4, 2004, the Board of Directors approved a Code of Ethics for all employees, including senior management. A copy of the Code of Ethics is included as an Exhibit to this Report on Form 10-KSB.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.


NAME                   AGE         POSITIONS
----------------     -------       ----------
Patrick White           50         Chairman of the Board, President, CEO and
                                        Chief Financial Officer
Thomas Wicker           42         Vice President and Director
Alan E. Harrison        54         Director
Timothy Ashman          61         Director

         The principal occupation and business experience for each executive officer and director, for at least the past five years, follows:

         PATRICK WHITE was named President, Chairman and Chief Executive Officer and Chief Financial Officer of Document Security Systems, Inc., in August 2002. A former financial services and printing industry executive, he had previously spent 23 years at Rochester Community Savings Bank, which was later acquired by Charter One Bank. During his tenure, the bank grew from an $800 million private thrift to a $4 billion publicly held institution. Since 1989, Mr. White operated four printing companies, updating his original traditional offset printing companies to a state-of-the-art digital imaging operation. Since 1990, he worked in the research and development of various document security technologies and began marketing security print products in 1994. He holds both a Bachelor of Science degree, in Accounting, and an MBA from Rochester Institute of Technology.

         THOMAS WICKER joined our company as Vice President and Director in November 2002. He has worked as a document security scientist for over 20 years. Prior to joining us, he worked for the document security consulting firm, Thomas
M. Wicker Enterprises. Currently Mr. Thomas Wicker serves as the key technologist, directing the technical operations behind our patented document security properties. He is credited with helping build some of the most sophisticated anti-counterfeiting technology into the world's most highly critical printed documents such as the U.S. currency and the Euro. Mr. Thomas Wicker has consulted for the Federal Bureau of Investigation, the Central Intelligence Agency, Moore Business Forms (now R.R. Donnelly), American Bank Note Company and various other government and high-end corporate security printers. He has numerous document security patents and pending patent applications in 94 countries that he has since transferred to us. Mr. Thomas Wicker refined his skills working with his late father, Ralph Wicker, a widely known document security scientist who received the New York State Patent Law Assn. INVENTOR OF THE YEAR Award in 1995.

         ALAN E. HARRISON was appointed to our Board of Directors in May 2003. For more than the past five years, Mr. Harrison has been the Digital Printing and Publishing Sales Specialist for IKON Office Solutions, Inc., in Rochester, New York. Mr. Harrison also serves on our Audit Committee.

         TIMOTHY ASHMAN was appointed to our Board of Directors and its Audit Committee on January 5, 2004. Mr. Ashman was employed by HSBC Bank USA, formerly Marine Midland Bank, from 1964 until his retirement as Vice President in 2001. During his career in banking, he concentrated in branch banking administration, commercial lending, and municipal finance and government banking. Mr. Ashman is a graduate of the University of Rochester, with a B.A. degree in Business Administration and is also a graduate of the Stonier School of Banking at Rutgers University. Since his retirement in 2001, he has been a consultant to Raymond Wager, CPA, P.C., a Rochester, NY firm which specializes in auditing school districts, municipalities, and foundations.

         Our Directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our executive officers are elected by the Board of Directors and hold office at the will of the Board, subject to any employment agreements. We intend to hold a meeting of shareholders in 2004.

COMPENSATION OF DIRECTORS

            Members of our Board of Directors have not received compensation for attendance at board meetings. In order to attract and retain qualified persons to our board, in January 2004, we established, subject to shareholder approval, a stock option plan for our non-executive board members. The plan provides for the granting of five-year options, to purchase our stock at 100% of fair market value at the date of grant. Under the plan, each non-executive director receives options to acquire 5,000 shares upon becoming a board member and 5,000 shares each year thereafter while serving as a director.

AUDIT COMMITTEE

           Prior to January 4, 2004, we did not have an Audit Committee of our Board of Directors. Our Board, as a whole, performed the functions of an audit committee. On January 4, 2004, the Board of Directors formed an Audit Committee comprised of our two independent directors, Mr. Harrison and Mr. Ashman. Mr. Ashman serves as Chairman of the Audit Committee and, as determined by our Board of Directors, qualifies as a "financial expert" as defined in Item 401 under Regulation S-B of the Securities Act of 1933. Both Mr. Harrison and Mr. Ashman qualify as "independent directors" within the meaning of the rules of the American Stock Exchange and the Nasdaq Stock Market.

COMPENSATION COMMITTEE

         We also formed a Compensation Committee of the Board of Directors on January 4, 2004, consisting of Mr. Ashman and Mr. Harrison, both of whom are independent directors. Mr. Harrison serves as Chairman of the Compensation Committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2003 except for late filing of the initial report on Form 3 by Mr. Harrison for the month of May 2003 in connection with his joining the Board.

CODE OF ETHICS

         On January 5, 2004, our Board of Directors adopted a Code of Ethics for our employees and management, including our Chief Financial Officer and Chief Executive Officer. Our Code of Ethics is included as an Exhibit to this Report.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following table provides summary information for the years 2003 and 2002 concerning cash and non-cash compensation paid to Patrick White, our President and Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE


                              ANNUAL COMPENSATION    AWARDS      PAYOUTS
                           ------------------------ --------   -----------

                                                               Securities
                                                                 Under-
                                                                 Lying
Name and                                      Other             Options/ All
Principal                                    Annual  Restricted  LTIP    Other
Position           Year     Salary   Bonus   Compen-   Stock     SARs   Compen-
                                             sation    Awards   Payout  sation
Patrick White,     2003     $75,000     0       0         0       0       0
President and
Chief Executive    2002      31,250     0       0         0       0       0
Officer (1)


(1) Mr. White's employment commenced August 1, 2002.

The prior Chief Executive Officer is no longer with the Company. No other executive officer has compensation equal to or in excess of $100,000.

EMPLOYMENT AGREEMENTS

         In conjunction with our acquisition of Thomas M.Wicker Enterprises, Inc., Document Security Consultants, Inc. and Lester Levin, Inc., we agreed to employ Messrs. Patrick White, Thomas Wicker and David Wicker on the terms described below.

         Under the terms of Mr. White's employment, he receives a base annual salary of $75,000. The agreement expires in July 2004, subject to an automatic extension upon mutual agreement for an additional two years. Mr. White's duties include serving as an officer and as a member of our Board of Directors. He currently serves as Chairman of the Board, Chief Executive Officer and Chief Financial Officer. He has also agreed to a two-year restrictive covenant and non-competition agreement which prevents him from working for or providing services to a competing entity for a period of two years following termination of his employment.

         Mr. Thomas Wicker's employment agreement provides for a base annual salary of $63,000, and expires on December 31, 2005, and is subject to an automatic two-year extension upon mutual agreement. Mr. Wicker's duties include serving as an officer and as a member of our Board of Directors. He presently serves as Vice President of Research and Development. Under the agreement, all future proprietary intellectual property or technology developed by Thomas Wicker during the term of his employment shall be deemed to be developed by him, for us, on a work-for-hire basis, and all right, title and interest in such intellectual property and technology shall be our sole and exclusive property. Mr. Thomas Wicker has also agreed to a restrictive covenant and non-competition agreement which prevents him from working for or providing services to any competing entity for a two-year period following termination of his employment. As part of the initial employment agreement, Mr. Wicker assigned to us all of his rights in certain patents, trade secrets and intellectual property.

         We have also entered into an employment agreement with David Wicker pursuant to which he is employed as Vice President of Sales and Licensing at a base annual salary of $52,000. At the time of his employment, he was granted 75,000 shares of our stock as additional compensation. The agreement expires in November 2004 and is subject to a two-year extension by mutual agreement. Under the agreement, all future proprietary intellectual property or technology developed by David Wicker during the term of his employment shall be deemed to be developed by him, for us, on a work-for-hire basis, and all right, title and interest in such intellectual property and technology shall be our sole and exclusive property. The agreement also provides for a restrictive covenant and non-competition agreement which prevents him from working for or providing services to a competing entity for a period of two years following termination of his employment.

          We intend to employ a new Chief Financial Officer, who will be responsible for corporate governance issues and financial reporting requirements under SEC regulations and the Sarbanes Oxley Act of 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 25, 2004, we had 10,868,818 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors, officers and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and by all officers and directors as a group as of March 25, 2004.

--------------------------------------------------------------------------------
 NAME/ADDRESS                      COMMON SHARES             % COMMON SHARES
                                       OWNED                       OWNED
--------------------------------------------------------------------------------
Patrick White                           801,000                 7.4%
58 Bosworth Field
Mendon, New York 14506
Officer and Director
--------------------------------------------------------------------------------
Thomas Wicker                         1,000,000                 9.2%
5908 Stone Hill Road
Lakeville, New York 14480
Officer and Director
--------------------------------------------------------------------------------
Alan E.  Harrison                         2,500(1)            less than 1%
185 Canterbury Rd.
Rochester, NY  14607
Director
--------------------------------------------------------------------------------
Timothy Ashman                            2,500(1)            less than 1%
6 Chadwell Circle
Fairport, NY 14450
Director
--------------------------------------------------------------------------------
Vera Neuman                           1,000,000                 9.2%
1102 53rd Street
Brooklyn, New York 11219
--------------------------------------------------------------------------------
Robert B. Fagenson                    1,000,000                 9.2%
535 E. 86th Street
New York, New York 10028
--------------------------------------------------------------------------------
Martin Vegh                           1,000,000                 9.2%
121 Joseph Avenue
Staten Island, New York 10314
--------------------------------------------------------------------------------
Paul Packer                             587,500                 5.4%
785 Addison Street
Woodmere, New York 11598
--------------------------------------------------------------------------------
Carl R. Reynolds                        598,500                 5.5%
3221 Grande Classic Way
Cary, NC 27513
--------------------------------------------------------------------------------
Charles M. LaLoggia                   1,586,610                14.6%
457 Park Avenue
Rochester, New York 14607
--------------------------------------------------------------------------------
IDT Capital Ventures Corp. (2)          600,000(3)              5.3% (4)
520 Broad St.
Newark, NJ 07102
--------------------------------------------------------------------------------
All Officers and Directors                                     16.6%
(-4- persons) as a                    1,806,000(1)
Group
--------------------------------------------------------------------------------

(1) Does not include options granted to Messrs. Harrison and Ashman to each acquire 5,000 shares under the Non-Employee Director Stock Option Plan. The plan requires shareholder approval to become effective.
(2) IDT Capital Ventures Corp. is a subsidiary of IDT Corporation, which is a corporation controlled by Howard S. Jonas.
(3) Includes 500,000 shares which may be acquired upon the exercise of warrants.
(4)  Calculation based on 11,368,818 shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On August 1, 2002, we acquired all of the corporate stock of Lester Levin, Inc. d/b/a Patrick Printing from Patrick White. The consideration for the acquisition was 750,000 shares of our common stock valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $105,000. The shares that we issued are subject to transferability restrictions. As part of the acquisition, we assumed debts of Lester Levin, Inc. of approximately $325,000.

         Also on August 1, 2002, we acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc. from Thomas Wicker. We also acquired all document security patents previously owned by Thomas M. Wicker Enterprises, Inc. The consideration for the acquisition was 1,000,000 shares of our common stock valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $140,000 plus $5,000 closing costs. The shares issued by us are subject to transferability restrictions.

           On November 1, 2002, we acquired all of the outstanding corporate stock of Document Security Consultants, Inc. from David Wicker, Thomas Wicker and others and in a related transaction, 51% of the outstanding stock of Imperial Encryption, Inc. The consideration for the acquisitions was 125,000 shares of our common stock, valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $17,500 and cash of $62,950. The shares issued by us are subject to transferability restrictions. In connection with the acquisition, the selling shareholders assigned to us their rights to certain technology and trade secrets and grants, licenses and sub-licenses to such technologies.

            Patrick White, Thomas Wicker and David Wicker entered into entered into employment agreements with us, the terms of which are described above, ITEM

10 - EXECUTIVE COMPENSATION, EMPLOYMENT AGREEMENTS.

          In August 2003, one of our significant shareholders Charles LeLoggia, made a personal loan to Thomas Wicker. In connection with the transaction, Mr. Wicker agreed to pledge 400,000 shares owned by him to Mr. LeLoggia as collateral for the loan. Further, Mr. Wicker and DSS agreed to an extension of his employment agreement to December 31, 2005.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Incorporated under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. The Exhibits listed below designated by ** will be filed upon amendment. All other exhibits are filed herewith.

3.1 Articles of Organization, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).
3.2 By-laws, as amended (incorporation by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).
10.2 Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company's Form 10Q for March 31,
          1997).*
10.3 Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company's Form 10Q for June 30, 1996).*
10.4 Agreement dated May 12, 1997, between New Sky Communications, Inc. and Syracuse Film Productions, LLC (incorporated by reference from the Company's Form 10-K for December 31, 1997). *
10.5 Promissory Note dated March 24, 1999 from New Sky Communications, Inc. to Carl R. Reynolds (incorporated by reference form Company's Form 10K for December 31, 1999).*
10.6 Agreement dated March 22, 1999 between New Sky Communications, Inc. and Movieplace.com (incorporated by reference from Company's Form 10-K for December 31, 1999).*
10.7 Employment Agreement, dated December 5, 2001 between New Sky Communication, Inc. and E. Anthony Wilson. (incorporated by reference from Company's Form 10-KSB for December 31, 2001).*
10.8 Agreement dated December 12, 2001 between New Sky Communications, Inc. and Michael Cidoni, Stephen Morse, Cedric Herrera, Charles M. LaLoggia, Carl R. Reynolds and Paul Packer (incorporated by reference from Company's Form 10-KSB for December 31, 2001).*
10.9 Agreement dated December 12, 2001 between New Sky Communications, Inc. and Charles M. LaLoggia, Carl R. Reynolds and Paul Packer (incorporated by reference from Company's Form 10-KSB for December 31,
          2001). *
10.10 Agreement dated July 31, 2002 between New Sky Communications, Inc. and Patrick White (incorporated by reference from Company's Form 8-K filed on August 8, 2002).*
10.11 Agreement dated July 31, 2002 between New Sky Communications, Inc. and Thomas M. Wicker (incorporated by reference from Company's Form 8-K filed on August 8, 2002).*
10.12 Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Thomas M. Wicker, Christine Wicker, Kenneth Wicker and Michael Caton (incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002). *
10.13 Employment Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Wicker (incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31,
          2002). *
10.14 Form of Warrant Agreement between the Registrant and Fordham Financial Management, Inc.(incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004).*

10.15 Form of Warrant Agreement between the Registrant and W.A.B. Capital (incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004).*
10.16 Form of Warrant Agreement between the Registrant and Howard Safir(incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004).*
10.17 Form of Series A Warrant Agreement issued by the Registrant to participants in its private placement offering completed on December 29, 2003. (incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004).*
10.18 Form of Registration Rights Agreement issued by the Registrant to participants in its private placement offering completed on December 29, 2003. (incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004)*
10.19 Form of Warrant issued to IDT Venture Capital Corporation dated October 31, 2003.(incorporated by reference on Schedule 13D filed by IDT Venture Capital Corporation dated December 2, 2003)*
10.20 Form of Securities Purchase Agreement between Registrant and IDT Venture Capital Corporation dated as of October 31, 2003. (incorporated by reference on Schedule 13D filed by IDT Venture Capital Corporation dated December 2, 2003).*
14.       Code of Ethics
16. Letter on change of Certifying Accountant (incorporated by reference to the Registrant's Report on Form 8-K filed on January 9. 2003 as
          Exhibit 99.1). *
17.1 Resignation letter of Carl R. Reynolds, dated December 3, 2001 (incorporated by reference from Company's Form 10-KSB for December 31,
          2001).*
17.2 Resignation letter of E. Anthony Wilson dated August 1, 2002 (incorporated by reference from Company's Form 8-K filed on August 8,
          2002). *
21        Subsidiaries of Registrant
31.1      Certification -18 USC 1350 Section 302
32.1      Certification -18 USC 1350 Section 906
(b)   Reports on Form 8-K.

            On December 16, 2003, we reported on Form 8-K under Items 5 and 7 on the status of the private placement of our common stock and warrants. No financial statements were included in the report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

           The aggregate fees billed for professional services rendered by our principal accountant, Michael F. Cronin, CPA, for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2003 and 2002 were $10,285 and $10,000, respectively. We appointed a new independent audit firm, Fred, Maxick, & Battaglia, effective January 4, 2004, and their services included auditing the financial statements contained in their report on Form 10KSB. Freed Maxick & Battaglia, CPA's, PC did not render any audit, tax or other services to the company during 2002 and 2003.

AUDIT RELATED FEES

            The aggregate fees billed for assurance and related services by our principal accountant, Michael F. Cronin, CPA, that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

TAX FEES

            The aggregate fees billed for professional services rendered by our principal accountant, Michael F. Cronin, CPA, for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

ALL OTHER FEES

            The aggregate fees billed for products and services provided by our principal accountant, Michael F. Cronin, CPA, other than those previously reported in this Item 14, for the years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

AUDIT COMMITTEE

            Our board of directors, which functioned as our Audit Committee until January 4, 2004, as was its policy, approved, in advance, all work performed by our principal accountant, Michael F. Cronin, CPA.

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                 DOCUMENT SECURITY SYSTEMS, INC.
                                                                AND SUBSIDIARIES

================================================================================

                                                               DECEMBER 31, 2003
                                                                            WITH
                                                    INDEPENDENT AUDITOR'S REPORT

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                                    CONTENTS

================================================================================


                                                                        PAGE

INDEPENDENT AUDITOR'S REPORTS - FREED MAXICK & BATTAGLIA..............    1

INDEPENDENT AUDITOR'S REPORT - MICHAEL F. CRONIN CPA..................    2

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheets....................................................    3

    Statements of Operations..........................................    4

    Statements of Cash Flows..........................................    5

    Statements of Changes in Stockholders' Equity.....................    6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS........................  7 - 19

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Document Security Systems, Inc. and Subsidiaries
Rochester, New York


         We have audited the accompanying consolidated balance sheet of Document Security Systems, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations and stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Document Security Systems, Inc. and Subsidiaries as of and for the year ended December 31, 2002 were audited by another auditor whose report dated February 21, 2003 expressed an unqualified opinion on those financial statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


         FREED MAXICK & BATTAGLIA, CPAs, PC


February 6, 2004
Buffalo, New York

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                  687 LEE ROAD
                               ROCHESTER, NY 14606
                                 (407) 977-9057

Board of Directors and Shareholders
Document Security Systems, Inc.
Rochester, New York

I have audited the accompanying consolidated balance sheet of Document Security Systems, Inc. (formerly known as New Sky Communications, Inc.) and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Security Systems, Inc. and subsidiaries as of December 31, 2002 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.


February 21, 2003, Except note 2 Sept 15, 2003


/s/ Michael F. Cronin
---------------------------
Michael F. Cronin
Certified Public Accountant

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

================================================================================

         ASSETS                                         2003           2002
                                                   ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                     $  5,115,722    $    456,223
     Accounts receivable, net                           156,900         137,130
     Inventory                                           76,644          46,437
     Prepaid expenses                                    41,457          18,514
                                                   ------------    ------------
       Total current assets                           5,390,723         658,304

FIXED ASSETS, NET                                       144,446         185,665

GOODWILL                                                365,291         365,291

OTHER INTANGIBLE ASSETS, NET                               --            43,976
                                                   ------------    ------------
                                                   $  5,900,460    $  1,253,236
                                                   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                $     86,341    $     82,185
     Accrued expenses                                   158,327          36,048
     Trade accounts payable                             248,333          67,408
     Current portion of long-term debt                   22,800          21,600
       Total current liabilities                        515,801         207,241

LONG-TERM DEBT                                          189,875         214,139

COMMITMENTS (SEE NOTE 10)                                  --              --

STOCKHOLDERS' EQUITY:
     Common stock, $.02 par value; 20,000,000
       shares Authorized, 10,868,818 shares
       issued and outstanding
       (9,309,818 in 2002)                              217,376         186,196
     Additional paid-in capital                      12,826,183       7,042,245
     Accumulated deficit                             (7,848,775)     (6,396,585)
                                                   ------------    ------------
       Total stockholders' equity                     5,194,784         831,856
                                                   ------------    ------------
                                                   $  5,900,460    $  1,253,236
                                                   ============    ============

                             See accompanying notes.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
================================================================================

                                                       2003           2002
                                                   ------------    ------------
SALES, NET                                          $ 1,284,744     $   679,518

Costs of sales                                          597,161         230,838
                                                   ------------    ------------
GROSS PROFIT                                            687,583         448,680

Selling, general and administrative expenses            980,601         226,151
Stock and options issued for patent protection          647,376            --
Research and development                                231,716          42,230
Shareholder relations                                   158,801            --
Depreciation and amortization                           105,140          14,417
Bad debt expense (recovery)                              (6,784)         13,697
Loss on impairment                                         --           251,570
                                                   ------------    ------------
     Operating expenses                               2,116,850         548,065
                                                   ------------    ------------
Loss before other expenses                           (1,429,267)        (99,385)
                                                   ============    ============
OTHER EXPENSES:
     Interest expense                                   (15,157)         (8,962)
     Other                                               (7,766)           --
                                                   ------------    ------------
                                                        (22,923)         (8,962)
                                                   ------------    ------------
NET LOSS                                            $(1,452,190)    $  (108,347)
                                                   ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED               $     (0.16)    $     (0.02)
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                   9,341,289       5,151,977
                                                   ============    ============

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
================================================================================

                                                        2003           2002
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $(1,452,190)   $  (108,347)
     Adjustments to reconcile net loss to net
     cash provided (used) by operating activities
       Depreciation and amortization expense             105,140         14,417
       Stock and stock warrants issued for services      790,056         27,300
       Loss on impairment                                   --          251,570
       Increase in assets:
           Accounts receivable                           (19,770)        (8,829)
           Inventory                                     (30,207)       (17,246)
           Prepaid expenses                              (22,943)        (6,976)
       Increase (decrease) in liabilities:
           Accrued expenses                              122,279        (62,339)
           Accounts payable                              180,925        (38,120)
                                                    ------------   ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        (326,710)        51,430

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                           (19,945)       (13,412)
     Acquisition of subsidiaries                            --          (74,798)
NET CASH USED BY INVESTING ACTIVITIES                    (19,945)       (88,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                      4,156          1,890
     Repayment of long-term debt                         (23,064)        (8,887)
                                                    ------------   ------------
     Issuance of common stock, net of expenses         5,025,062        500,000
                                                    ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              5,006,154        493,003

Net increase in cash and cash equivalents              4,659,499        456,223
Cash and cash equivalents - beginning of year            456,223           --
                                                    ------------   ------------
Cash and cash equivalents - end of year              $ 5,115,722    $   456,223
                                                    ============   ============


                             See accompanying notes.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================

                                                                                 ADDITIONAL
                                                          COMMON STOCK            PAID-IN       ACCUMULATED
                                                     SHARES          AMOUNT       CAPITAL         DEFICIT           TOTAL
                                                  -----------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2001                          2,238,795   $     44,776   $  6,393,865    $ (6,288,238)   $    150,403
Stock issued for cash                               5,000,000        100,000        400,000            --           500,000
Stock issued for acquisitions                       1,875,000         37,500        225,000            --           262,500
Stock issued for services                             195,000          3,900         23,400            --            27,300
Fractional shares issued for reverse split              1,023             20            (20)           --              --
Net loss                                                 --             --             --          (108,347)       (108,347)
                                                  -----------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002                          9,309,818        186,196      7,042,245      (6,396,585)        831,856

Stock issued for cash, net of related expenses      1,450,000         29,000      4,996,062            --         5,025,062
Stock issued for services                              85,000          1,700        204,776            --           206,476
Stock issued to employees as compensation              24,000            480          3,360            --             3,840
Stock warrants issued for services                       --             --          579,740            --           579,740
Net loss                                                 --             --             --        (1,452,190)     (1,452,190)
                                                  -----------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2003                         10,868,818   $    217,376   $ 12,826,183    $ (7,848,775)   $  5,194,784
                                                  ===========   ============   ============    ============    ============

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1. - DESCRIPTION OF BUSINESS

         Document Security Systems, Inc. (the "Company") is a New York corporation formed in 1984 under the name Thoroughbreds USA, Inc. By amendment of its certificate of incorporation, the Company's name was changed to New Sky Communications, Inc. and in February 2003 it was changed to Document Security Systems, Inc. The Company was a motion picture company that produced movies for domestic and foreign theater and video distribution, but was substantially inactive with minimal revenues. In 2002, the Company made several business acquisitions (see Note 3) with the consequence of changing its business to providing printing services, selling preprinted legal documents, and developing, licensing and selling anti-counterfeiting technology and products. During 2002, the Company recognized an impairment loss on the write down of the assets associated with the movie business segment (see Note 7).


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Document Security Systems, Inc. and its subsidiaries (see note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         CASH AND CASH EQUIVALENT - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

         ACCOUNTS RECEIVABLE - The Company carries its accounts receivables at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based upon a history of past write-offs and collections and current credit conditions. At December 31, 2003 the Company had established a reserve for doubtful accounts of approximately $6,900 ($14,000 - 2002). The Company does not accrue interest on past due accounts receivable.

         INVENTORY - Inventory is stated at the lower of cost or market on the first-in, first-out ("FIFO") method.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. For the year ended December 31, 2003, depreciation expense amounted to approximately $60,000 ($10,000 - 2002).

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOODWILL - Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has four reporting units based on the current structure. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments. The Company has determined that no impairments exist.

         INTANGIBLE ASSETS - Intangible assets consisted of covenants not to compete ($25,000) and deferred loan acquisition cost ($31,200), which were being amortized over the lives of the underlying agreements of 3 and 7 years, respectively. Accumulated amortization at December 31, 2002 amounted to $37,776. Amortization expense for the year ended December 31, 2003 was approximately $45,000 ($4,000 - 2002). The amounts are fully amortized as of December 31, 2003.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003.

         These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and term debt payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments.

         REVENUE RECOGNITION - Sales are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

         RESEARCH, DEVELOPMENT AND RELATED EXPENSES - These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Operations. Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled approximately $232,000 in 2003 ($42,000 - 2002).

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING COSTS - The Company expenses advertising costs as incurred. Advertising expense was approximately $25,000 for the year ended December 31, 2003 ($10,000 - 2002).

         STOCK BASED COMPENSATION - The Company accounts its employee stock option plans utilizing the intrinsic value method specified under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company discloses the summary of proforma effects to reported net income (loss) and earnings (loss) per share as if the Company has elected to recognize compensation costs based on the fair value of the employee options at the grant date. Nonqualified stock options and warrants issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.

         INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

         EARNINGS PER COMMON SHARE - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which requires the presentation of basic and diluted earnings per share. Basic earnings per share reflects the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

         CONCENTRATION OF CREDIT RISK - The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

         RECENT ACCOUNTING PRONOUNCEMENTS - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS 148"). SFAS 148 amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective January 1, 2003 and has included the additional required disclosures below under "Stock-Based Compensation." Such adoption did not have a material impact on the financial statements.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SEGMENT REPORTING - In applying the provisions of Statement of Financial Accounting Standard No. 131 "Segment Reporting," the Company is organized, managed and internally reported as four business segments (see Note
12).

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 3. - BUSINESS ACQUISITIONS

         LESTER LEVIN, INC. D/B/A PATRICK PRINTING AND D/B/A THE LEGAL STORE
- On August 1, 2002, the Company acquired all of the corporate stock of Lester Levin, Inc. d/b/a Patrick Printing and d/b/a The Legal Store. Lester Levin, Inc. is a law office supply and digital printing company headquartered in Rochester, New York. In addition to their retail operations, Patrick Printing and Lester Levin provide testing technologies and marketing support for the document security segment. The consideration for the acquisition was 750,000 shares of the Company's common stock valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $105,000. The shares are subject to transferability restrictions. As part of the acquisition, the Company assumed bank debts and other liabilities of Lester Levin, Inc. of approximately $408,000.

        THOMAS M. WICKER ENTERPRISES, INC. - Also on August 1, 2002, the Company acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc., a consulting and document security research and development company headquartered in Livonia, New York. The Company also acquired all document security patents previously owned by Thomas M. Wicker Enterprises, Inc. The consideration for the acquisition was 1,000,000 shares of the Company's common stock valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $140,000, plus $5,000 closing costs.

         DOCUMENT SECURITY CONSULTANTS, INC. AND IMPERIAL ENCRYPTION, INC. - On November 1, 2002, the Company acquired all of the outstanding corporate stock of Document Security Consultants, Inc., a privately-held wholesale and retail manufacturer of Wicker 2000 security paper products. The consideration for the acquisition was 125,000 shares of the Company's common stock, valued at $0.14 per share, which approximated the market value at the date of issuance, or a total of $17,500 and cash of $62,950. The shares are subject to transferability restrictions.

         Also on November 1, 2002, the Company acquired 51% of the outstanding corporate stock of Imperial Encryption, Inc., a company which holds certain patent rights but is substantially inactive. The consideration for the acquisition of the stock was $20,000 cash.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 3. - BUSINESS ACQUISITIONS (CONTINUED)

            The results of operations of each of the acquired companies have been included in the consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition

         Summary of acquisitions:
              Consideration paid in cash and stock                   $  350,450
              Liabilities assumed                                       407,939
                     Total Consideration Paid                           758,389
              Fair Value of Tangible and Intangible Assets Acquired:
                  Tangible assets                                       345,543
                  Intangible assets                                      47,555
                                                                        393,098
              Excess consideration paid over fair market
               value of assets acquired (goodwill)                   $  365,291

         In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," ("SFAS 142") all identifiable assets acquired were analyzed to determine their fair values and remaining useful lives. The net amortizable intangible assets acquired were a covenant not to compete ($17,361) and unamortized discount on long-term debt ($30,194). These intangible assets are amortized over their remaining useful lives of 3 years and 7 years, respectively. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized, and will be tested for impairment at least annually.

         Of the $365,000 in total goodwill recognized in the acquisitions, $81,000 has been allocated to the printing segment, $81,000 has been allocated to the legal document segment and $203,000 has been allocated to the document security products segment. None of the goodwill recognized will be deductible for tax purposes.

         The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for 2002 assuming all the acquisitions occurred January 1, 2002:

         Revenues $                              1,376,619

         Net loss $                              (158,756)

         Net loss per share                    $     (.03)

         Weighted average basic and
           diluted common shares                6,259,922

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



NOTE 4. - FIXED ASSETS

         Fixed assets consisted of the following at December 31:

                                                   2003                2002
                                               -----------        -----------
         Machinery and equipment               $   287,477        $   270,567
         Leasehold improvements                     23,800             23,800
         Furniture and fixtures                      8,908              8,118
         Other                                       6,847              6,847
                                               -----------        -----------
                                                   327,032            309,332

         Less accumulated depreciation             182,586            123,667
                                               -----------        -----------
                                               $   144,446        $   185,665
                                               ===========        ===========

NOTE 5. - LINE OF CREDIT AND LONG-TERM DEBT

         LINE OF CREDIT - The Company's subsidiary, Lester Levin, Inc., has a bank line of credit facility with Fleet National Bank which provides for borrowings of up to $100,000. Borrowings on the facility are personally guaranteed by the Company's President and bears interest at the bank's prime rate (4% at December 31, 2003) plus 2.5%. At December 31, 2003, the balance on the line of credit was $86,341 ($82,185 - 2002).

         LONG-TERM DEBT - The Company's subsidiary, Lester Levin, Inc., has a 10-year note payable to CIT Small Business Lending Corporation. The holder of the note is partially guaranteed by the U.S. Small Business Administration. The note bears interest at the bank's prime rate (4.0% at December 31, 2003) plus 2.5%, is secured by a lien on the subsidiary's assets and is personally guaranteed by the Company's President. The balance as of December 31, 2003 was $212,675 ($235,739 - 2002) of which $22,800 ($21,600 - 2002) is the current portion of the long-term debt.

         A summary of maturities of the debt is as follows:

                2004                 $     22,800
                2005                       26,500
                2006                       28,200
                2007                       30,000
                2008                       32,100
          Thereafter                       73,075
                                     ------------
                                     $    212,675
                                     ============

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 6. - STOCKHOLDERS' EQUITY

         REVERSE SPLIT - Effective November 2001, each share of the Company's common stock, par value - $0.0001, was exchanged for one-two hundredth of a share of the Company's new common stock, par value - $0.02, pursuant to a 1-for-200 reverse split. The Company's financial statements were retroactively revised to account for the reverse split. During the year ended December 31, 2002, 1,032 fractional shares were issued related to this reverse split.

         STOCK ISSUED FOR CASH - In December 2003, the Company completed a private placement of 116 units, at $50,000 per unit, for gross proceeds of $5,800,000. Each unit consisted of 12,500 shares of common stock and 3,125 common stock warrants, exercisable at a price of $5 per share through November 2008. The private placement resulted in a total issuance of 1,450,000 shares of common stock and 362,500 warrants to investors. The net cash proceeds from the offering, after deduction of commissions, offering expenses and a consulting fee to the placement agent, was approximately $5,025,000. The value of the warrants, determined using the Black Scholes pricing model, amounted to approximately $690,000. As additional non-cash compensation to the placement agent, the Company issued an additional 362,500 warrants exercisable at a price of $4.80 per share through November 2008. The value of the warrants, determined using the Black Scholes pricing model, amounted to approximately $708,000. As of December 31, 2003, the shares are not registered and subject to transferability restrictions.

           In August 2002, the Company issued 5,000,000 shares of its common stock in a private placement, at $0.10 per share for a total of $500,000. As of December 31, 2003, the shares are not registered and subject to restrictions as to transferability.

         STOCK ISSUED FOR SERVICES - During the year ended December 31, 2003, the Company issued 100,000 shares of its common stock in exchange for legal services valued at $211,876. The shares were valued at $2.12 per share, which approximated the market value at the time of agreement. As of December 31, 2003, the shares are not registered and are subject to restrictions as to transferability. Also, 15,000 shares issued in 2002 for services rendered were returned to the Company and cancelled by mutual agreement. The previous charge to expense in 2002, in the amount of $5,400, was reversed in 2003.

         During the year ended December 31, 2002, the Company issued 195,000 shares of its common stock in exchange for services. The shares were valued at $27,300 or $0.14 per share, which approximated the market value at the time of issuance. As of December 31, 2003, the shares are not registered and are subject to restrictions as to transferability.

         STOCK ISSUED TO EMPLOYEES - During the year ended December 31, 2002, the Company granted to employees rights to 96,000 shares of common stock. The stock rights vest 25% per year over a four-year period. The market value of the shares at the date of grant was $.14 per share or $15,000, and is being recorded as compensation expense over the vesting period. Compensation expense for the year ended December 31, 2003 amounted to $3,840 ($0 - 2002). During the year ended December 31, 2003, 24,000 shares vested and were issued to the employees.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 6. - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK ISSUED FOR ACQUISITIONS - During the year ended December 31, 2002, the Company issued 1,875,000 shares in relation to various business acquisitions (Note 3). These shares were valued at $262,500 in aggregate.

         STOCK WARRANTS ISSUED FOR SERVICES - In addition to the 725,000 warrants issued in connection with the private placement, the Company granted 700,000 warrants as compensation for services rendered.

         The Company granted warrants to purchase 500,000 shares of common stock at $2.50 per share. The warrants are scheduled to expire on February 1, 2014. The warrants were issued in exchange for assistance, including advice from legal counsel, with certain patent applications, an audit of our intellectual property rights and potential enforcement issues. The value of the warrants amounted to $435,500, determined by using the Black-Scholes pricing model, and was charged to legal expense in the year ended December 31, 2003.

         The Company granted warrants to purchase a total of 100,000 shares of common stock as compensation for consulting services. The warrants have an exercise price of $2.00 per share and expire on July 7, 2008. The value of the warrants amounted to $78,200, determined by using the Black-Scholes pricing method, and was charged to consulting expense in the year ended December 31, 2003.

         The Company granted warrants to purchase a total of 100,000 shares of common stock as compensation for consulting services. The warrants have an exercise price of $3.00 per share. Of these warrants, 40,000 vested immediately; 30,000 will vest upon receipt of a minimum of $1 million in fees generated by the consultant in the first year; and the remaining 40,000 will vest upon receipt of a minimum of $1 million in fees generated by the consultant in the second year. The warrants expire five years from the vesting dates. The value of the warrants amounted to $165,100, determined using the Black-Scholes pricing model. In the year ended December 31, 2003, $66,040 was charged to consulting expense for the vested warrants and the balance of $99,060 was deferred to future periods until the conditions are met to allow for vesting.

         All of the above warrants were have been valued on the date of grant using the Black-Scholes pricing model. Following is the weighted average assumptions used in the model for warrants granted during the year ended December 31, 2003.

        Expected dividend yield                  0.0%
        Expected stock price volatility         39.5%
        Risk-free interest rate                  2.0%
        Expected life                            6.8 years

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 6. - STOCKHOLDERS' EQUITY (CONTINUED)

         The following is a summary with respect to warrants outstanding at December 31, 2003 and activity during the year then ended. There were no common stock warrants issued or outstanding as of and during the year ended December 31, 2002.

         Warrant activity summary:

                                                      WEIGHTED      WEIGHTED
                                                      AVERAGE       AVERAGE
                                                      EXERCISE       FAIR
                                        SHARES         PRICE         VALUE
                                      ---------      ---------     ---------
         Balance January 1, 2003          -          $   0.00      $    0.00
         Granted                      1,425,000          3.72           1.46
         Exercised or lapsed              -              0.00           0.00
                                      ---------      --------      ---------
         Balance December 31, 2003    1,425,000      $   3.72      $    1.46
                                      =========      ========      =========

         Summary of options outstanding at December 31, 2003:

                                                     OPTIONS OUTSTANDING
                                                       AND EXERCISABLE
                                              ------------------------------
                                                WEIGHTED
                                                 AVERAGE
              RANGE                             REMAINING           WEIGHTED
               OF                              CONTRACTUAL          AVERAGE
            EXERCISE                             LIFE IN            EXERCISE
             PRICES           SHARES             MONTHS               PRICE
          -----------       ---------         ------------------------------
          $2.00-$5.00       1,425,000                80.31         $    3.72

         There were no employee stock options granted or exercised for each of the years ended December 31, 2003 and December 31, 2002. Subsequent to December 31, 2003, the board of directors of the Company approved two separate stock option plans. The first plan is an employee stock option plan, which reserves 200,000 shares of the Company's common stock for grant to employees, including executive officers. The second plan reserves 100,000 shares of the Company's common stock for grant solely to non-executive directors. For financial statement reporting purposes, grants under the director plan are accounted for as employee grants in accordance with APB 25. In connection with the approval of the director plan in 2004, 10,000 options were granted to current board members.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 7. - LOSS ON IMPAIRMENT

         In the year ended December 31, 2002, the Company closed its website, Movieplace.com, and wrote-off its investment and related film inventory totaling $251,570. This loss is presented as "Loss on impairment" in the accompanying statement of operations.

NOTE 8. - INCOME TAXES

         Following is a summary of the components giving rise to the deferred tax asset at December 31:

                                                      2003           2002
                                                  -----------    -----------
         Federal deferred tax asset relating to
            net operating losses                  $ 1,907,836    $ 2,000,852
         State deferred tax asset relating to
            operating losses                          454,969        511,726
         Common stock warrants issued for
            services expensed for book purposes       226,099           --
         Less: Valuation allowance                 (2,588,904)    (2,512,578)
                                                  -----------    -----------
                  Net deferred tax asset          $      --      $      --
                                                  ===========    ===========

      The Company has approximately $6,060,000 in net operating loss carryforwards ("NOL's") available to reduce future taxable income. Due to the change in stock ownership of the Company during 2002 and 2003, the amount of NOL's that can be utilized each year to reduce taxable income is limited. Due to the uncertainty as to the Company's ability to generate sufficient taxable income in the future and utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. These carryforwards expire at various dates from 2004 through 2023.

         The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

                                                         2003         2002
                                                        ------       ------
          Statutory United States federal rate           (34)%        (34)%
          State income taxes net of federal benefit       (3)          (4)
          Permanent differences                           (2)           -
          Expiration of net operation loss                18            -
          Change in valuation reserves                    21           38
                                                        ------       ------
          Effective tax rate                              -  %         -  %
                                                        ======       ======

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 9. - RETIREMENT PLAN

         The Company sponsors a simple individual retirement account covering all eligible employees. Employees may elect to defer a portion of their salary on a pre-tax basis. The Company will match the employers contribution up to 3% of the employees annual compensation. During the year ended December 31, 2003, the Company contributed approximately $7,000 to the plan ($8,000 - 2002).


NOTE 10. - COMMITMENTS

         FACILITIES - The Company leases a total of approximately 3,000 square feet of office space for its administrative offices, its digital printing facilities and legal stationery business at a monthly rental of approximately $4,500. Current year expense was approximately $52,000. The leases expire through February 2005.

         Future lease commitments are as follows:

                                2004     $   50,814
                                2005          6,927
                                         ----------
                                         $   57,741
                                         ==========

         EQUIPMENT LEASES - The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases are operating leases and are generally for a term of 36 to 60 months. Current year expense was approximately $63,000. The leases expire through September 2007.

         Future lease commitments are as follows:

                                2004     $   60,423
                                2005         18,045
                                2006         11,973
                                2007          5,400
                                         ----------
                                         $   95,841
                                         ==========

         EMPLOYMENT AGREEMENTS - The Company has entered into a two-year employment agreement with its President and Chief Executive Officer, Mr. Patrick White. The agreement, with a starting date of August 1, 2002, provides for an initial annual salary of $75,000. If not terminated sooner, the agreement will automatically renew for two additional two-year terms.

         The Company also employs Mr. Thomas Wicker as Director of Research and Development pursuant to a two-year employment agreement, with a starting date of August 31, 2002, at an adjusted annual salary of $63,000. The agreement was extended during the interim and will expire December 31, 2005.

         The Company also employs Mr. David Wicker pursuant to a two-year agreement, with a starting date of November 1, 2002, at an initial salary of $52,000 per year. If not terminated sooner, the agreement will automatically renew for two additional two-year terms.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 11. - SUPPLEMENTAL CASH FLOW INFORMATION

                                                  2003                2002
                                            ------------          -------------
         Cash paid for interest             $     18,975          $       8,962

         Non-cash investing and
           financing activities are
           summarized as follows:
                                                 2003                 2002
                                            ------------          -------------
         Stock and stock warrants
           issued for services              $    790,056          $      27,300

         Stock issued for acquisitions      $      -              $     262,500


NOTE 12. - SEGMENT INFORMATION

         The Company's businesses are organized, managed and internally reported as four segments. The segments are determined based on differences in products, internal reporting and how operational decisions are made. All of the segments of the Company operate entirely within the United States of America and all revenue is generated from customers within the United States of America. There are no material transactions between segments. A summary of the four segments is as follows:

         PRINTING            -    The Company provides commercial printing and
                                  copying services to the metropolitan Rochester area.

         LEGAL               -    The Company provides specialty legal supplies
                                  to lawyers and law firms located throughout the United States.

         DOCUMENT SECURITY   -    The Company licenses document security
                                  technologies and manufacturers and sells safety paper products internationally.

         FILM                -    The Company previously produced movies and
                                  distributed them through licensed
                                  distributors.

                DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 12. - SEGMENT INFORMATION (CONTINUED)

         Approximate information concerning the Company's operations by reportable segment as of and for the year ended December 31, 2003 and 2002 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

                                                                                          DOCUMENT
                                             PRINTING        LEGAL          SECURITY        FILM       ADMINISTRATIVE     TOTAL
2003:                                       -----------    -----------    -----------    -----------    -----------    -----------
Revenues from external customers            $   527,000    $   397,000    $   332,000    $    29,000    $      --      $ 1,285,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Interest expense                            $     7,500    $     7,500    $      --      $      --      $      --      $    15,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and amortization               $    72,000    $    33,000    $      --      $      --      $      --      $   105,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Expenses satisfied via equity instruments   $     2,000    $     2,000    $   647,000    $      --      $   139,000    $   790,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Operating profit (loss)                     $  (134,000)   $   (45,000)   $  (772,000)   $     9,000    $  (487,000)   $(1,429,000)
                                            ===========    ===========    ===========    ===========    ===========    ===========
Capital expenditures                        $    20,000    $      --      $      --      $      --      $      --      $    20,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Identifiable assets                         $   361,000    $   218,000    $   351,000    $      --      $ 4,970,000    $ 5,900,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
2002:
Revenues from external customers            $   227,000    $   173,000    $    46,000    $   234,000    $      --      $   680,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Interest expense                            $     4,000    $     4,000    $      --      $      --      $      --      $     8,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and amortization               $    10,000    $     4,000    $      --      $      --      $      --      $    14,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Expenses satisfied via equity instruments   $      --      $      --      $      --      $      --      $    27,000    $    27,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Operating profit (loss)                     $   (22,000)   $   (17,000)   $    (5,000)   $   (18,000)   $   (37,000)   $   (99,000)
                                            ===========    ===========    ===========    ===========    ===========    ===========
Capital expenditures                        $    13,000    $      --      $      --      $      --      $      --      $    13,000
                                            ===========    ===========    ===========    ===========    ===========    ===========
Identifiable assets                         $   387,000    $   193,000    $   262,000    $    20,000    $   391,000    $ 1,253,000
                                            ===========    ===========    ===========    ===========    ===========    ===========


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004   By:   /s/ Patrick White
                          -------------------
                          Patrick White
                          President, Chief Executive Officer,
                          Chief Financial Officer and Director


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004        /s/ Patrick White
                      -----------------------
                      Patrick White, Chief Executive Officer, President,
                      Chief Financial Officer and Director

March  29, 2004      /s/ Thomas Wicker
                      -----------------------
                      Thomas Wicker, Vice President and Director

                      /s/ Timothy Ashman
March  29, 2004       -------------------------
                      Timothy Ashman, Director

March  29, 2004       /s/ Alan E. Harrison
                      -------------------------
                      Alan E. Harrison, Director