Form 10QSB
period 2004-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2004-05-17
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

0-14621

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-1229730

(State of incorporation)	(IRS Employer Identification Number)

36 West Main Street, Suite 710 Rochester, NY 14614

(Address of principal executive office)

(585) 697-7589

(Issuer's telephone number)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No[ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers
As of May 17, 2004 (the most recent practicable date), there were 10,868,818 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	March 31, 2004 (unaudited)	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$4,705,832	$5,115,722
Accounts receivable, net of allowance of $6,858	123,750	156,900
Inventory	58,316	76,644
Prepaid Expenses	41,406	41,457

Total current assets	4,929,304	5,390,723

Fixed assets, net	232,820	144,446
Goodwill	365,291	365,291
Other intangible assets, net	85,500	0

	$5,612,915	$5,900,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$81,293	$86,341
Accrued expenses	232,215	158,327
Trade accounts payable	188,915	248,333
Current portion of long-term debt	22,800	22,800

Total current liabilities	525,223	515,801

Long-tem debt	183,815	189,875

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized
10,868,818 shares issued and outstanding	217,376	217,376
Additional paid-in capital	12,826,183	12,826,183
Accumulated deficit	(8,139,682)	(7,848,775)

Total stockholders' equity	4,903,877	5,194,784

	$5,612,915	$5,900,460

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Operations

	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)

Sales, net	$332,463		$310,045

Costs of sales	206,115		140,964

Gross profit	126,348		169,081

Selling, general and administrative expenses	335,354		147,996
Research and development	65,534		28,489
Shareholder relations	7,403		0
Depreciation and amortization	19,037		14,859

Operating expenses	427,328		191,344

Loss before other income (expense) and income taxes	(300,980)		(22,263)

Other income (expense):
Interest income	15,403		0
Interest expense	(4,629)		(4,851)

Loss before income taxes	(290,206)		(27,114)

Income taxes	700		2,531

Net loss	$(290,906)		$(29,645)

Net loss per share, basic and diluted	$(0.03)	$	(NIL )

Weighted average common shares outstanding, basic and diluted	10,868,818		9,309,818

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)

Cash flows from operating activities:
Net loss	$(290,906)	$(29,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	19,037	14,859
(Increase) decrease in assets:
Accounts receivable	33,150	965
Inventories	18,328	(5,751)
Prepaid expenses	51	(3,076)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	14,468	(35,281)

Net cash used by operating activities	(205,872)	(57,929)

Cash flows from investing activities:
Purchase of fixed assets	(102,910)	(19,480)
Purchase of other intangible assets	(90,000)	0

Net cash used by investing activities	(192,910)	(19,480)

Cash flows from financing activities:
Repayment of line of credit	(5,048)	(4,373)
Repayment of long-term debt	(6,060)	(6,060)

Net cash used by financing activities	(11,108)	(10,433)

Net decrease in cash and cash equivalents	(409,890)	(87,842)
Cash and cash equivalents beginning of period	5,115,722	456,223

Cash and cash equivalents end of period	$4,705,832	$368,381

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1.     Basis of Presentation

            Document Security Systems, Inc. consolidated financial statements include the accounts of Document Security Systems, Inc. and its wholly-owned subsidiaries Lester Levin, Inc. d/b/a Patrick Printing and d/b/a The LegalStore.com; Thomas M. Wicker Enterprises, Inc.; and Document Security Consultants, Inc., as well as its 51% owned subsidiary, Imperial Encryption, Inc. There are no unconsolidated subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

            The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements. In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

            The consolidated financial statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

2.     Other Intangible Assets

            During the quarter ended March 31, 2004, the Company entered into an agreement with existing shareholders and others, whereby the Company was able to terminate its payment obligations for future royalties owed to such persons. The payment obligations were terminated for a one-time payment of $90,000. The Company will be amortizing these costs over the estimated useful life of five years. Amortization expense amounted to $4,500 for the quarter ended March 31, 2004. Amortization expense is expected to amount to $18,000 per year for 2004 through 2008.

3.     Stock Options

            The Company accounts for employee stock options using the intrinsic value method prescribed by APB 25. Accordingly, the "disclosure only" provisions of SFAS No.123 and 148 for these options are presented. There were no employee stock options outstanding as of December 31, 2003. During the quarter ended March 31, 2004, the Board of Directors of the Company approved two separate stock option plans. The first plan is an employee stock option plan, which reserves 200,000 shares of the Company's common stock for grant to employees, including officers. The second plan reserves 100,000 of the Company's common stock for grant solely to non-executive directors. This plan allows for the grant of 5,000 options upon commencement as a board member and 5,000 options annually on their anniversary date. For financial statement purposes, grants under the director plan are accounted for as employee grants in accordance with APB 25. In connection with the approval of the director plan, an aggregate of 10,000 options were issued to board members in the first quarter of 2004, pending shareholder approval. These options are exercisable at $4.35 per share; vest upon shareholder approval; and expire in January 2009.

            No compensation expense was recorded in the three-month period ended March 31, 2004 or 2003.  SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost on the fair value of the options granted, as prescribed by SFAS 123.  The impact on the net loss and net loss per share for the three months ended March 31, 2004 is presented below.  There is no impact for the quarter ended March 31, 2003.

Net loss, as reported	$(290,906)
Total stock based compensation expense determined under the fair value method, net of tax	(20,600)

Net loss, pro-forma	$(311,506)
Net loss per share - basic and diluted, as reported	$(0.03)
Net loss per share - basic and diluted, pro-forma	$(0.03)

            The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model, using the following weighted average assumptions:

Expected dividend yield	0%
Expected stock price volatility	50%
Risk-free interest rate	3.5%
Expected life of options	60	months

4.     Earnings/Loss per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  There are 1,375,000 stock options and warrants outstanding with exercise prices below the average share price for the period that would have been included in the calculation had the Company generated net income.

5.     Segment Information

            The Company's businesses are organized, managed and internally reported as four segments. The segments are determined based on differences in products, internal reporting and how operational decisions are made. All of the segments operate entirely within the United States of America and all revenue is generated from customers within the United States of America. There are no material transactions between segments. A summary of the four segments is as follows:

Printing	Provide commercial printing and copying services to the metropolitan Rochester area
Document Security	License, manufacture and sale of document security technologies and safety paper products
Legal	Specialty legal supplies to lawyers and law firms located throughout the United States
Film	Movie production and distribution

            Approximate information concerning the operations by reportable segment for the three months ended March 31, 2004 and 2003 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

2004:	Printing	Legal	Document Security	Film	Administrative	Total

Revenues from external customers	$168,000	$111,000	53,000	$0	$0	$332,000
Segment profit or (loss)	(43,000)	4,000	(126,000)	0	(136,000)	(301,000)

2003:

Revenues from external customers	$104,000	$106,000	$100,000	$0	$0	$310,000
Segment profit or (loss)	(37,000)	9,000	45,000	0	(39,000)	(22,000)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

            In August and November 2002, we acquired businesses that were involved in the anti-counterfeiting security industry. Our management dedicated the year 2003 to obtaining the necessary capital to compete in the competitive and fast-moving technology-based industry and build a corporate infrastructure that was capable of exploiting our technologies. In December 2003, we completed a private placement offering of securities and received net proceeds of approximately $5,025,000.

            The first quarter of 2004 was primarily a period of reinforcing our existing industry relationships and introducing our organization and our technologies to various industries and government agencies at tradeshows in different areas of the country. We inaugurated our newly developed tradeshow booth which is attractive and conveniently flexible as well as our latest marketing materials and presentations.

Results of Operations for the Fiscal Three Months Ending March 31, 2004 and March 31, 2003

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2003.

Sales

            In the fiscal first quarter ending March 31, 2004, we had net sales of $332,463. This represents an increase of $22,418, or 7.2%, over sales of $310,045 for the comparable quarter ended March 31, 2003. The increase in sales resulted primarily from the commercial printing sector of our business.

            Our net sales from our core business segment, document security, were approximately $53,000 in the quarter ending March 31, 2004. We consider these sales to be nominal, as we are still in the start-up phase of basically a new business for which we have recently received capital to continue our research. Our sales goal for the first half of 2004 was to maintain a nominal level of sales while retaining our existing customers and developing the infrastructure to support sales growth in the future. We believed that we have accomplished this modest goal. The equivalent net sales from the document security sector for the fiscal quarter ending March 31, 2003 were approximately $100,000. This decrease of approximately $47,000 is primarily attributed to a significant order of safety paper to one customer in the March 2003 quarter which we expect to be repeated as customer inventory levels are depleted.

            We view sales from our commercial printing business segment to be essentially a means of having access to a working research and development facility and to be able to offset the costs of our research. We are pleased with any increases in revenue from this source, but we are not actively soliciting additional printing sales unless they are related to our core anti-counterfeiting technology business. Our sales in the quarter ending March 31, 2004 from our printing segment totaled approximately $168,000, which compares to sales in the comparable 2003 period of approximately $104,000.

            We view our legal forms and supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment, $111,000 in the first fiscal quarter 2004, appear to be significant as to our total sales, we do not expect that to be true in the future. Our first quarter 2003 sales from our legal supplies business were approximately $106,000. Although our legal forms and supplies business is an important outlet for sales of our basic safety paper, we are continuing to evaluate our various options as to our plans for this division.

Costs of sales

            With the increase of sales, our costs of sales also increased during the first three months of 2004 by $65,151, or approximately 46%, to $206,115 from $140,964 for the three months ended March 31, 2003.

Gross profit

            Our gross profit for the fiscal quarter ended March 31, 2004 decreased by $42,733, or 25.3%, to $126,348 as compared to the gross profit of $169,081 reported in the comparable fiscal quarter of 2003. The decrease is a result of certain special orders that were recorded in the document security segment in the first quarter of 2003. As we move from the early stage of our development in the document security business, we expect that reported profit margins will vary considerably from period to period.

Expenses

            Operating expenses

            Operating expenses for the three months ended March 31, 2004 increased $235,984 to $427,328 from $191,344 in the first three months of fiscal year 2003. The difference between the expenses of the two periods was primarily the result of increases in selling, general and administrative; and research and development expenses.

                        Selling, General and Administrative

            Selling, general and administrative expenses increased approximately $187,000 from $148,000 in the 2003 quarter to $335,000 in the 2004 quarter. Nearly all of the increase can be attributed to an increase in marketing expenses related to document security of approximately $75,000 from $10,476 in the 2003 quarter to $85,115 in the 2004 quarter and an increase of approximately $75,000 in professional fees for auditing, legal and consulting from $12,464 in the 2003 quarter to $87,709 in the 2004 quarter. The increase in marketing expenses was directly related to our attending four major tradeshows and retaining several marketing consultants. The professional expense increase resulted primarily from initiatives addressing corporate governance concerns and requirements. Additionally, another significant period-to-period change was an increase of payroll expense of $29,800.

                        Depreciation and Amortization

            Depreciation and amortization expense totaled $19,037 in the first quarter of 2004, which included depreciation of fixed assets of $14,537 and amortization of acquired intangibles of $4,500. In the like period of 2003, the total of depreciation and amortization was $14,859.

                        Research and Development

            For the three months ended March 31, 2004, we incurred research and development expenses of $65,534 which is an increase of more than $37,000 over the expenditure of $28,489 in the comparable 2003 quarter. This 130% increase is indicative of our continual focus on improving our existing technologies and developing new technologies.

            Interest income and expense

            In the first fiscal quarter of 2004, we had interest income of $15,403. The interest income in the first quarter of 2004 was primarily from temporarily investing the private placement proceeds, while in the 2003, we had no interest income as we had no excess funds. The $222 reduction of interest expense from $4,851 in the 2003 first quarter to $4,629 in the 2004 first quarter resulted primarily from the reduction of principal on the outstanding long-term debt.

Net loss

            Our net loss after taxes, increased $261,261 to $290,906 in the quarter ending March 31, 2004, as compared to a net loss after taxes of $29,645, in the quarter ending March 31, 2003.. The increase in the loss was primarily the result of an increase, in 2004 over 2003, of selling, general and administrative expenses of approximately $187,000;  an increase in research and development expenses of $37,000; an increase of shareholder relations of approximately $7,000; an increase of depreciation and amortization of approximately $4,000 and a reduction of gross profit of approximately $43,000, which were offset by a change in other income (expense), of nearly $16,000 from net interest expense of $4,851 in the 2003 quarter to net interest income of $10,774 in the 2004 quarter.

Loss per share

            The basic net loss per common share was $0.03 for the quarter ended March 31, 2004 and $nil for the quarter ended March 31, 2003. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In the 2004 quarter, the weighted average of common shares outstanding was 10,868,818 compared to 9,309,818 in the 2003 quarter.

LIQUIDITY AND CAPITAL RESOURCES

            The most significant financial event for us in 2003 was the completion of a private placement of our common stock and warrants. In that offering, the size of which was increased due to investor demand, we sold 1,450,000 shares of common stock and 362,500 warrants, for net proceeds of approximately $5,025,000. In January 2004, we began to judiciously apply the proceeds of that offering for the purpose of developing our anti-counterfeiting business.

            At March 31, 2004, we had cash and cash equivalents of $4,705,832 which was an increase of $4,337,451 over the $368,381 cash we had a year before, at March 31, 2003 and a decrease of $409,890 from December 31, 2003's cash balances of $5,115,722.

            Our total current assets at March 31, 2004 were $4,929,304 compared to $5,390,723 at the end of year 2003 and $555,424 at March 31, 2003. Our current liabilities at March 31, 2004 were $525,223 and $515,801 at December 31, 2003. As of March 31, 2003, our current liabilities were $145,506. Our working capital, which is the difference between our current assets and current liabilities, ended the March 31, 2004 quarter at $4,404,081, compared to $4,874,922 at the end of 2003 and $409,918 at March 31, 2003. The ratio of our current assets to our current liabilities, referred to as our current ratio, was 9.4:1, at March 31, 2004 compared to 10.5:1, at the 2003 year-end and 3.8:1, at March 31, 2003.

            Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

            Use of Proceeds of Private Placement

            Although we are in a relatively strong cash position at March 31, 2004, having cash and cash equivalents of $4,706,000 from our private placement, which was completed in December 2003, we have allocated $800,000 for selling and marketing; $150,000 for research and development and patent applications; $100,000 for equipment leases; $100,000 for the purchase of computers and other office equipment; $340,000 for debt repayment; and the balance of approximately $3,200,000 for working capital and other corporate purposes including patent protection and patent administration.

            During the transition year 2003 and continuing through the first quarter of 2004, we began the process of building our sales organization, both in-house and externally. We believe that allocating monies for sales and marketing is an absolute necessity to expose our products to the companies and governments that are in most need of our technologies.

            As a technology-based company, we must continually make expenditures to augment our intellectual property portfolio. The $150,000 that was set aside from the private placement proceeds is an amount in addition to our normal allocations for research and development. We continue to develop our technology and will incur costs in our efforts, as well as legal fees for patent and related filings, both in the United States and in foreign countries. In the quarter ending March 31 2004, we spent on direct research and development approximately $66,000, which is about $37,000 or 130% more than was spent in the comparable 2003 quarter.

            We have allotted sufficient funds to retire our long-term debt, including the current portion due in the coming year. We have two credit facilities outstanding which we may repay with the use of proceeds. The first is a credit line with approximately $81,000 outstanding as of March 31, 2004. The second is a Small Business Administration guaranteed loan, which has approximately $207,000 outstanding as of March 31, 2004. Both loans bear interest at the lender's prime rate plus 2%. This early retirement of our debt will reduce our interest expense in 2004 and beyond.

            Approximately $3,200,000 of the private placement proceeds remaining has not been specifically allocated other than for working capital and other corporate purposes. We expect to use part of these funds to hire additional employees in all aspects of our operation, including a chief financial officer. We are also aware, that to protect our intellectual property some proceeds may be used to pursue our interests in any violation or patent infringement.

CASH FLOW

            Operating Activities

            We did not generate cash from operations in the first three months of fiscal year 2004. In fact, our operating activities used cash in the amount of $205,872 in the fiscal quarter ended March 31, 2004. This compares to the results of first quarter ending March 31, 2003 when our operating activities used $57,929 in cash.

            As a result of our termination in the current quarter of royalty rights as described below in the section entitled, Investing Activities, we anticipate an increase in royalties from our licensing agreements with minimal ongoing costs. We also expect a significant increase in our safety paper sales as our sales and marketing efforts begin to take effect.

            Our net loss in the quarter ending March 31, 2004 was $290,906, and included non-cash charges for depreciation and amortization of $19,037.

            Investing Activities

            Our core business of developing and selling anti-counterfeiting products is more intellectually-intensive than equipment-intensive. However, we anticipate purchasing additional computers, software, copiers, scanners and printing equipment to assist us in our development activities and so we have allocated approximately $200,000 from the recently completed private placement offering proceeds for computer purchases and lease payments. In the fiscal quarter ending March 31, 2004, we expended $102,910 for the acquisition of fixed assets of which approximately $83,000 was for equipment to be used in the marketing area and approximately $20,000 for leasehold improvements to office facilities we expect to utilize as our corporate headquarters. In the first fiscal quarter of 2003, we spent $19,480 for the acquisition of fixed assets, all of which was for equipment. This increase of more than $83,000 in capital expenditure, in comparing the first quarter of 2003 to the first quarter of 2004, was in accordance with the scheduled use of the proceeds from the private placement of our securities which was completed in December 2003.

            In the three months ended March 31, 2004, we capitalized a total of $90,000 in connection with the termination of royalty payment obligations related to certain patents from members of the Wicker family and others. The Amendment Agreement providing for the purchase by us of the future royalty obligations owed to them is included as Exhibit 10.1 in this quarterly report on Form 10-QSB.

            Financing Activities

            We have been able to pursue our business plan primarily from the receipt of cash from financing activities. We have funded our cash needs during the last two fiscal years by issuing our securities. During fiscal years 2003 and 2002, our financing activities, primarily the proceeds of our private placements, provided us with total funds of approximately $5,025,000 and $500,000, respectively. We believe that we have sufficient cash for our needs for at least the next 12 months.

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

INFLATION

            Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ending March 31, 2004 and March 31, 2003.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Please refer to our annual report on Form-10KSB for the year ended December 31, 2003 for an in depth discussion of our internal accounting policies.

ITEM 3 - CONTROLS AND PROCEDURES

            Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our principal executive officer who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we completed our evaluation.

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            There were no significant developments during the first quarter of 2004 in connection with our intellectual property litigation against Adler Technologies and Andrew McTaggert. This litigation, commenced by us in January 2003, is described in our Form 10-KSB Annual Report for the year ended December 31, 2003 regarding intellectual property. The case is still in the early stage of discovery and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTaggert or that Adler's counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology.

            We are not a party to any other proceedings which may have a material effect upon our operations or financial condition.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            We did not issue any securities during the quarter ended March 31, 2004.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the fiscal first quarter ended March 31, 2004. We anticipate holding a meeting of shareholders within the next three to six months.

ITEM 5 - OTHER INFORMATION

            Effective January 1, 2004, we acquired royalty rights to certain patents, for a total of $90,000, from members of the Wicker family and others. The Amendment Agreement providing for the purchase by us of the royalty obligations owed to them is included as Exhibit 10.1. No ownership interests in the patents were changed by the terms of the Amendment Agreement.

            On April 22, 2004 our application for the listing of our common stock was accepted by the American Stock Exchange and our common stock commenced trading on the American Stock Exchange under the symbol "DMC."

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 10.1 - Agreement Amendment dated January 1, 2004 amending Agreement dated November 1, 2002 (Exhibit 10.12) between New Sky Communications, Inc. and David Wicker, Thomas M. Wicker, Christine Wicker, Kenneth Wicker and Michael Caton.

Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(b)

Reports on Form 8-K

On January 7, 2004, we reported on Form 8-K under Items 4 and 5 on the change of accountants and the appointment of a new director.

On January 9, 2004, we reported on Form 8-K under Item 5 the completion of our private placement of our common stock and warrants.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 17, 2004	By:	/s/ Patrick White

Patrick White President, Chief Executive Officer and Acting Chief Financial Officer