Form 10KSB/A
period 2003-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2004-07-21
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A NO.1

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

As of March 25, 2004, there were 10,868,818 shares of Common Stock of Document Security Systems, Inc. outstanding.

NOTE TO FILING: We have filed this 10-KSB Amendment No. 1 to include reference in Item 8A to our Chief Financial Officer and to include a statement reflecting there were no changes in internal controls other than as described in
Item 8A.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

           Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer (who serves as our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information, relating to our company, required to be included in our periodic SEC filings.

(b) Changes in internal controls.

           On May 2003, we appointed Alan E. Harrison to our Board of Directors. On January 4, 2004, we appointed Timothy Ashman to our Board of Directors. These individuals, Alan E. Harrison and Timothy Ashman, serve as independent directors within the meaning of the rules of the American Stock Exchange and the Nasdaq Stock Market. Simultaneously with their appointment, the Board established two committees, an Audit Committee and a Compensation Committee, comprised of these two directors.

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

           Other than as described herein, there were no other changes in internal controls in the 90-day period prior to to December 31, 2003, the end of our fiscal year, or in the period from January 1, 2004 to the date of filing of our report on Form 10-KSB.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2004             By: /s/ Patrick White
                          ---------------------
                          Patrick White
                          President, Chief Executive Officer,
                          Chief Financial Officer and Director


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2004         /s/ Patrick White
                      -----------------------
                      Patrick White, Chief Executive Officer, President,
                      Chief Financial Officer and Director

July 20, 2004         /s/ Thomas Wicker
                      -----------------------
                      Thomas Wicker, Vice President and Director

                     /s/ Timothy Ashman
July 20, 2004       -------------------------
                      Timothy Ashman, Director

July 20, 2004         /s/ Alan E. Harrison
                      -------------------------
                      Alan E. Harrison, Director