Form 10QSB
period 2004-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2004-08-13
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Applicable only to corporate issuers
As of August 13, 2004 (the most recent practicable date), there were 10,883,818 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	June 30, 2004 (unaudited)	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$4,006,051	$5,115,722
Accounts receivable, net	134,402	156,900
Inventory	57,504	76,644
Prepaid expenses	105,167	41,457

Total current assets	4,303,124	5,390,723

Fixed assets, net	285,542	144,446
Goodwill	365,291	365,291
Other intangible assets, net	81,000	0

	$5,034,957	$5,900,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$76,542	$86,341
Accrued expenses	141,709	158,327
Trade accounts payable	88,247	248,333
Current portion of long-term debt	22,800	22,800

Total current liabilities	329,298	515,801

Long-tem debt	177,693	189,875

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized
10,883,818 shares issued and outstanding (10,868,818 in 2003)	217,676	217,376
Additional paid-in capital	12,906,483	12,826,183
Accumulated deficit	(8,596,193)	(7,848,775)

Total stockholders' equity	4,527,966	5,194,784

	$5,034,957	$5,900,460

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Sales, net	$342,976	$274,248	$675,439	$584,292

Costs of sales	189,088	197,420	395,203	327,395

Gross profit	153,888	76,828	280,236	256,897

Selling, general and administrative expenses	461,405	125,569	815,376	284,553
Research and development	136,347	48,566	191,120	77,055
Depreciation and amortization	19,491	15,904	38,075	30,763

Operating expenses	617,243	190,039	1,044,571	392,371

Loss before other income (expense) and income taxes	(463,355)	(113,211)	(764,335)	(135,474)

Other income (expense):
Interest income	15,681	0	31,084	0
Interest expense	(7,338)	(5,273)	(11,967)	(10,123)

Loss before income taxes	(455,012)	(118,484)	(745,218)	(145,597)

Income taxes	1,500	0	2,200	2,531

Net loss	$(456,512)	$(118,484)	(747,418)	$(148,128)

Net loss per share, basic and diluted	$(0.04)	$(0.01)	(0.07)	$(0.02)

Weighted average common shares outstanding, basic and diluted	10,877,985	9,309,818	10,873,401	9,309,818

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)

Cash flows from operating activities:
Net loss	$(747,418)	$(148,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	38,075	30,763
(Increase) decrease in assets:
Accounts receivable	22,498	34,207
Inventory	19,142	(7,454)
Prepaid expenses	(63,710)	(3,186)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(96,104)	26,958

Net cash used by operating activities	(827,517)	(66,840)

Cash flows from investing activities:
Purchase of fixed assets	(170,172)	(31,300)
Purchase of other intangible assets	(90,000)	0

Net cash used by investing activities	(260,172)	(31,300)

Cash flows from financing activities:
Repayment of line of credit	(9,799)	0
Repayment of long-term debt	(12,183)	(11,252)

Net cash used by financing activities	(21,982)	(11,252)

Net decrease in cash and cash equivalents	(1,109,671)	(109,392)
Cash and cash equivalents beginning of period	5,115,722	456,223

Cash and cash equivalents end of period	$4,006,051	$346,831

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

            The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements. In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position as of June 30, 2004 and results of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature.  Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

            The consolidated financial statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

2.     Other Intangible Assets

            During the quarter ended March 31, 2004, the Company entered into an agreement with existing shareholders and others, whereby the Company was able to terminate its payment obligations for future royalties owed to such persons. The payment obligations were terminated for a one-time payment of $90,000. The Company will be amortizing these costs over the estimated useful life of five years. Amortization expense amounted to $4,500 for the quarter ended March 31, 2004 and $4,500 for the quarter ended June 30, 2004. Amortization expense is expected to amount to $18,000 per year for 2004 through 2008.

3.     Common Stock

            In May 2004, we issued 15,000 shares of our common stock and 10,000 warrants to purchase our common stock in satisfaction of an outstanding obligation of $80,601 for consulting services which were rendered in 2003.

4.     Stock Options

            The Company accounts for employee stock options using the intrinsic value method prescribed by APB 25. Accordingly, the "disclosure only" provisions of SFAS No.123 and 148 for these options are presented. There were no employee stock options outstanding as of December 31, 2003. During the quarter ended March 31, 2004, the Board of Directors of the Company approved two separate stock option plans. The first plan is an employee stock option plan, which reserves 200,000 shares of the Company's common stock for grant to employees, including officers. The second plan reserves 100,000 of the Company's common stock for grant solely to non-executive directors. This plan allows for the grant of 5,000 options upon commencement of service as a board member and 5,000 options annually on their anniversary date. For financial statement purposes, grants under the director plan are accounted for as employee grants in accordance with APB 25. In connection with the approval of the director plan, an aggregate of 7,500 options were issued to board members in the first quarter of 2004 and an additional 5,000 were deemed issued in the third quarter of 2003, pending shareholder approval of the Employee Plan. These 7,500 options are exercisable at $4.35 per share; vest upon shareholder approval; and expire in January 2009. Effective July 1, 2004, in connection with a new employment agreement, the Company's Chief Executive Officer was granted 30,000 options which vest at the rate of 10,000 immediately and 10,000 per year for the next two years. These options are exercisable at $7.25 per share; are subject to shareholder approval of the Employee Option Plan; vest in three increments and expire in July 2009.

            No compensation expense for stock options was recorded in the three-month and six-month periods ended June 30, 2004 and 2003.  SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost on the fair value of the options granted, as prescribed by SFAS 123.  The impact on the net loss and net loss per share for the three months and six months ended June 30, 2004 is presented below.  There was no impact for the three months or six months ended June 30, 2003.

	Three months ended	Six months ended
	June 30, 2004

Net loss, as reported	$(456,512)		$(747,418)
Total stock based compensation expense determined under the fair value method, net of tax	(960)		(1,920)

Net loss, pro-forma	$(457,472)		$(749,338)

Net loss per share - basic and diluted, as reported	$(0.04)	$	(0.07)

Net loss per share - basic and diluted, pro-forma	$(0.04)		$(0.07)

            The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model. Following are the weighted average assumptions used for valuing the options granted during the six-months ended June 30, 2004:

Expected dividend yield	0%
Expected stock price volatility	50%
Risk-free interest rate	3.5%
Expected life of options	60	months

5.     Earnings/Loss per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  As of June 30, 2004, there were 1,480,000 stock options and warrants outstanding with exercise prices below the average share price for the period that would have been included in the calculation had the Company generated net income.

6.     Segment Information

            The Company's businesses are organized, managed and internally reported as three segments. The segments are determined based on differences in products, internal reporting and how operational decisions are made. All of the segments operate entirely within the United States of America and all revenue is generated from customers within the United States of America. There are no material transactions between segments. A summary of the three segments is as follows:

Printing	Provide commercial printing and copying services to the metropolitan Rochester area
Document Security	License, manufacture and sale of document security technologies and safety paper products
Legal	Specialty legal supplies to lawyers and law firms located throughout the United States
F-5

            Approximate information concerning the operations by reportable segment for the three months and six months ended June 30, 2004 and 2003 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

3 months ended June 30, 2004:	Printing	Legal	Document Security	Administrative	Total

Revenues from external customers	$156,000	$111,000	$76,000	$0	$343,000
Segment profit or (loss)	(19,000)	(10,000)	(184,000)	(250,000)	(463,000)

3 months ended June 30, 2003:

Revenues from external customers	$123,000	$96,000	$55,000	$0	$274,000
Segment profit or (loss)	2,000	(4,000)	(75,000)	(36,000)	(113,000)

6 months ended June 30, 2004:	Printing	Legal	Document Security	Administrative	Total

Revenues from external customers	$324,000	$222,000	$129,000	$0	$675,000
Segment profit or (loss)	(62,000)	(5,000)	(310,000)	(387,000)	(764,000)

6 months ended June 30, 2003:

Revenues from external customers	$228,000	$202,000	$154,000	$0	$584,000
Segment profit or (loss)	(39,000)	5,000	(30,000)	(71,000)	(135,000)

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

General

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

            The first half of 2004 was primarily a period of reinforcing our existing industry relationships and introducing our organization and our technologies to various industries and government agencies at the major tradeshows in the United States.

Results of Operations for the Three Months Ending June 30, 2004and June 30, 2003

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2003.

Sales

            In the fiscal quarter ending June 30, 2004, we had net sales of $342,976. This represents an increase of $68,728, or 25.1%, over sales of $274,248 for the comparable quarter ended June 30, 2003. The increase in sales resulted primarily from the commercial printing sector of our business.

            Our net sales from our core business segment, document security, were approximately $76,000 in the quarter ending June 30, 2004. We consider these sales to be nominal, as we are still in the start-up phase of basically a new business for which we have recently received capital to continue our research. Our sales goal for the first half of 2004 was to maintain a nominal level of sales while retaining our existing customers and developing the infrastructure to support sales growth in the future. We believe that we have accomplished this modest goal. The equivalent net sales from the document security sector for the fiscal quarter ending June 30, 2003 were approximately $55,000. This increase of approximately $21,000 is primarily attributed to a general increase in introductory sales.

            We view sales from our commercial printing business segment to be essentially a means of having access to a working research and development facility and to be able to offset the costs of our research. We are pleased with any increases in revenue from this source, but we are not actively soliciting additional printing sales unless they are related to our core anti-counterfeiting technology business. Our sales in the quarter ending June 30, 2004 from our printing segment totaled approximately $156,000, compared to sales in the 2003 period of approximately $123,000. The $33,000 increase resulted from a general increase of business from existing customers and a modest overall price increase.

            We view our legal forms and supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment, $111,000 in the June 2004 quarter, appear to be significant as to our total sales, we do not expect that to be true in the future. Our second quarter 2003 sales from our legal supplies business were approximately $96,000. Although our legal forms and supplies business is an important outlet for sales of our basic safety paper, we are continuing to evaluate our various options as to our plans for this division.

Costs of sales

            Although our sales increased, our costs of sales decreased during the three months ended June 30, 2004 by $8,332, or approximately 4.2%, to $189,088 from $197,420 for the three months ended June 30, 2003.

Gross profit

            Our gross profit for the fiscal quarter ended June 30, 2004 increased $77,060 to $153,888 as compared to the gross profit of $76,828 reported in the comparable fiscal quarter of 2003. The increase is a result of the combination of the increase of sales and the reduction of the cost of sales. As we move from the early stage of our development in the document security business, we expect that reported profit margins will vary considerably from period to period.

Expenses

            Operating expenses

            Operating expenses for the three months ended June 30, 2004 increased $427,204 to $617,243 from $190,039 in the first three months of fiscal year 2003. The difference between the expenses of the two periods was primarily the result of increases in selling, general and administrative; and research and development expenses.

            Selling, General and Administrative

            Selling, general and administrative expenses increased $335,836 from $125,565 in the June 2003 quarter to $461,405 in the June 2004 quarter. Nearly all of the increase can be attributed to an increase in marketing expenses related to document security of approximately $83,000, from $15,000 in the 2003 quarter to $98,000 in the 2004 quarter; and an increase of approximately $109,000 in professional fees for auditing, legal and consulting, from $12,000 in the 2003 quarter to $121,000 in the 2004 quarter. Also in the 2004 quarter, we paid a listing fee to the American Stock Exchange of $69,000. Additionally, another significant period-to-period change was an increase of non- research and development payroll expense of $76,000. The increase in marketing expenses was directly related to our attending four major tradeshows and retaining several marketing consultants. The professional expense increase resulted primarily from initiatives addressing corporate governance concerns and requirements.

            Depreciation and Amortization

            Depreciation and amortization expense totaled $19,491 in the second quarter of 2004, which included depreciation of fixed assets of $14,991 and amortization of acquired intangibles of $4,500. In the like period of 2003, the total of depreciation and amortization was $15,904.

            Research and Development

            For the three months ended June 30, 2004, we incurred research and development expenses of $136,347, which is an increase of $87,781 over the expenditure of $48,566 in the comparable 2003 quarter. This significant increase is indicative of our current focus on improving our existing technologies and developing new technologies.

            Interest income and expense

            In the second fiscal quarter of 2004, we had interest income of $15,681, which accrued primarily from investing the proceeds of our private placement. In the comparable quarter of 2003, we did not have any interest income as we did not have excess funds. Interest expense increased $2,065 from $5,273 in the 2003 quarter to $7,338 in the like 2004 quarter.

Net loss

            Our net loss after taxes, increased $338,028 to $456,512 in the quarter ending June 30, 2004, as compared to a net loss after taxes of $118,484, in the quarter ending June 30, 2003. The increase in the loss was primarily the result of an increase, in 2004 over 2003, of selling, general and administrative expenses of approximately $336,000; and an increase in research and development expenses of $88,000, which were offset by an increase of gross profit of approximately $77,000.

Loss per share

            The basic net loss per common share was $0.04 for the quarter ended June 30, 2004 and $0.01 for the quarter ended June 30, 2003. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In the 2004 quarter, the weighted average of common shares outstanding was 10,877,985 compared to 9,309,818 in the 2003 quarter.

Results of Operations for the Six Months Ending June 30, 2004and June 30, 2003

Sales

            In the six months ending June 30, 2004, we had net sales of $675,439. This represents an increase of $91,147, or 15.6%, over sales of $584,292 for the comparable six months ended June 30, 2003. The increase in sales resulted primarily from the commercial printing sector of our business.

           Our net sales from our core business segment, document security, were $129,000 in the six months ending June 30, 2004. The equivalent net sales from the document security sector for the six months ending June 30, 2003 were $154,000. This decrease of $25,000 is primarily attributed to a significant order of safety paper to one customer in the first quarter of 2003 which we expect to be repeated at such time as that customer's inventory needs to be replenished.

            Our sales in the six months ending June 30, 2004 from our printing segment totaled $324,000, which compares to sales in the 2003 six-month period of $228,000. The increase of $96,000 resulted from a general increase of business and a modest overall price increase.

           Our legal forms and supplies business segment had net sales of $222,000 in the first half of 2004, which was an increase of approximately $20,000 from $202,000 in the first half of 2003. The 10% increase in this non-core business segment resulted primarily from increased website sales.

Costs of sales

            As our sales increased, our costs of sales also increased during the six months ended June 30, 2004 by $67,808, or approximately 20.7%, to $395,203 from $327,395 for the six months ended June 30, 2003.

Gross profit

            Our gross profit for the six months ended June 30, 2004 increased $23,339, or 9.1%, to $280,236 as compared to the gross profit of $256,897 reported in the comparable six months of 2003. The increase is primarily the result of the increase in printing sales. Our gross profit margin for the first six months of 2004 was 41.5% compared to 44.0% in the prior period. As we move from the early stage of our development in the document security business, we expect that reported profit margins will vary considerably from period to period.

Expenses

            Operating expenses

            Operating expenses for the six months ended June 30, 2004 increased $652,200 to $1,044,571 from $392,371 in the first six months of fiscal year 2003. The difference between the expenses of the two periods was primarily the result of increases in selling, general and administrative; and research and development expenses.

            Selling, General and Administrative

            Selling, general and administrative expenses increased $530,823, from $284,553, in the June 2003 six-month period, to $815,376, in the June 2004 six-month period. Nearly all of the increase can be attributed to an increase in marketing expenses related to document security of approximately $157,000, from $26,000 in the first six months of 2003, to $183,000 in the 2004 period; an increase of approximately $194,000 in professional fees for auditing, legal and consulting, from $15,000, in the 2003 period, to $209,000, in the 2004 period. The significant marketing expense increase was due to our active participation in national trade shows and retaining several marketing consultants. The increase in our professional expenses resulted primarily from our initiatives addressing corporate governance concerns and requirements. The approval for our shares being listed on the American Stock Exchange added nearly $70,000 to our expenses for the 2004 six-month period. Additionally, another significant period-to-period change was an increase of non-research and development related payroll expense of $107,000.

            Depreciation and Amortization

            Depreciation and amortization expense increased $7,312 to $38,075 in the first half of 2004, which included depreciation of fixed assets of $29,075 and amortization of acquired intangibles of $9,000. In the like period of 2003, the total of depreciation and amortization was $30,763.

            Research and Development

            For the six months ended June 30, 2004, our research and development expenses were $191,120 which is an increase of more than $114,000 over the expenditure of $77,055 in the comparable 2003 six-month period. This significant increase indicates our dedication to the upgrading of our existing proprietary technologies and the origination of new technologies in the field of document security.

            Interest income and expense

            In the first half of 2004, we had interest income of $31,084 accruing from our temporary investment of the proceeds of our private placement. In the first half of 2003, we did not have any interest income as we had no excess funds. Our interest expense for the first half of 2004 totaled $11,967 which was $1,844 greater than in for the comparable period in 2003.

Net loss

            Our net loss after taxes, increased $599,290 to $747,418 in the six months ending June 30, 2004, as compared to a net loss after taxes of $148,128, in the six months ending June 30, 2003. The increase in the loss was primarily the result of an increase, in 2004 over 2003, of selling, general and administrative expenses of approximately $531,000; an increase in research and development expenses of approximately $114,000; an increase of depreciation and amortization of more than $7,000, which were offset by an increase of gross profit of approximately $23,000 and a change in net interest income of approximately $29,000.

Loss per share

            The basic net loss per common share was $0.07 for the six months ended June 30, 2004 and $0.02 for the six months ended June 30, 2003. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In the 2004 six-month period, the weighted average of common shares outstanding was 10,873,401 compared to 9,309,818 in the 2003 six-month period.

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

            At June 30, 2004, we had cash and cash equivalents of $4,006,051 which was an increase of $3,659,220 over the $346,831 cash we had a year before, at June 30, 2003 and a decrease of $1,109,671 from December 31, 2003's cash balances of $5,115,722.

            Our total current assets at June 30, 2004 were $4,303,124 compared to $5,390,723 at the end of year 2003 and $502,444 at June 30, 2003. Our current liabilities at June 30, 2004 were $329,298 and $515,801 at December 31, 2003. As of June 30, 2003, our current liabilities were $212,638. Our working capital, which is the difference between our current assets and current liabilities, ended the June 30, 2004 quarter at $3,973,826 compared to $4,874,922 at the end of 2003 and $289,806 at June 30, 2003. The ratio of our current assets to our current liabilities, referred to as our current ratio, was 13.1:1, at June 30, 2004 compared to 10.5:1, at the 2003 year-end and 2.4:1, at June 30, 2003.

            Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

            Use of Proceeds of Private Placement

           At June 30, 2004, we had cash and cash equivalents of $4,006,000 remaining from our private placement, which was completed in December 2003 and raised approximately $5,000,000.  We have allocated the balance of the proceeds as follows: $800,000 for selling and marketing; $150,000 for research and development and patent applications; $100,000 for equipment leases; $100,000 for the purchase of computers and other office equipment; $340,000 for debt repayment; and the balance of approximately $2,500,000 for working capital and other corporate purposes including patent protection and patent administration.

            During the transition year 2003 and continuing through the first six months of 2004, we began the process of building our sales organization, both in-house and externally. We believe that allocating monies for sales and marketing is an absolute necessity to expose our products to the companies and governments that are in most need of our technologies.

            As a technology-based company, we must continually make expenditures to augment our intellectual property portfolio. The $150,000 that was set aside from the private placement proceeds is an amount in addition to our normal allocations for research and development. We continue to develop our technology and will incur costs in our efforts, as well as legal fees for patent and related filings, both in the United States and in foreign countries. In the six months ending June 30, 2004, we spent on direct research and development approximately $191,000, which is about $114,000 more than was spent in the comparable 2003 period.

            We have allotted sufficient funds to retire our long-term debt, including the current portion due in the coming year. We have two credit facilities outstanding which we may repay with the use of proceeds. The first is a credit line with approximately $77,000 outstanding as of June 30, 2004. The second is a Small Business Administration guaranteed loan, which has approximately $200,000 outstanding as of June 30, 2004. Both loans bear interest at the lender's prime rate plus 2%. This early retirement of our debt will reduce our interest expense in 2004 and beyond.

            Approximately $2,500,000 of the private placement proceeds remaining has not been specifically allocated other than for working capital and other corporate purposes. We expect to use part of these funds to hire additional employees in all aspects of our operation, including a chief financial officer. We are also aware that to protect our intellectual property some proceeds may be used to protect or defend our interests in any violation of our proprietary rights or patent infringement.

CASH FLOW

            Operating Activities

            We did not generate cash from operations in the first six months of fiscal year 2004. In fact, during that period, our operating activities used cash in the amount of $827,517 primarily attributed to our increase in expenditures in the research and development area and our expanded selling and marketing efforts in our document security segment. This compares to the results of the six months ending June 30, 2003 when our operating activities used $66,840, in cash.

            Much of the increase of the cash used in our operations was for one-time significant events such as the American Stock Exchange listing fee. Also in light of the developments in corporate regulation, we were required to expend substantial sums for professional fees, including legal, auditing, consulting and other expenses such as transfer agency fees and premiums for directors' and officers' liability insurance.

            Our increased marketing expenses were necessary to expose our newly developed products including our new product to be marketed under the tradename DSS 3000 Pantograph. This new technology was built by us to provide authentication and security for the new generation of high-speed check processors being installed in the banking industry to accommodate the regulatory guidelines under the "Check 21" Federal Reserve Bank regulations which take effect in October 2004.

            Our research and development expenses were also significant but we believe necessary. As a consequence of our research, we have developed new technology which we have named the "Color Separation Multiplier" which is capable of preventing the use of scanners for counterfeiting purposes. This new technology has very broad applications including currency protection.

            As a result of our termination of third-party royalty rights in exchange of one-time payments, we anticipate an increase in royalties from our licensing agreements with minimal ongoing costs. We also expect a significant increase in our safety paper sales as our sales and marketing efforts begin to take effect.

            Our net loss in the six months ending June 30, 2004 was $747,418, and included non-cash charges for depreciation and amortization of $38,075.

Investing Activities

            Our core business of developing and selling anti-counterfeiting products is more intellectually-intensive than equipment-intensive. However, we anticipate purchasing additional computers, software, copiers, scanners and printing equipment to assist us in our development activities and so we have allocated approximately $200,000 from the recently completed private placement offering proceeds for computer purchases and lease payments. In the six months ending June 30, 2004, we expended approximately $170,000 for the acquisition of fixed assets of which approximately $60,000 was for equipment to be used in our marketing efforts and approximately $45,000 for leasehold improvements to office facilities for our new corporate headquarters; and the balance for office furniture and computer equipment. In the first six months of 2003, we spent approximately $31,000 for the acquisition of fixed assets, all of which was for equipment. This increase of approximately $139,000 in capital expenditure, in comparing the first half-year of 2003 to the first half-year of 2004, was in accordance with the scheduled use of the proceeds from the private placement of our securities which was completed in December 2003.

            During the six months ended June 30, 2004, specifically in the first quarter, we capitalized a total of $90,000 in connection with the termination of royalty payment obligations related to certain patents from members of the Wicker family and others.

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

INFLATION

            Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ending June 30, 2004 and June 30, 2003.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Please refer to our annual report on Form-10KSB for the year ended December 31, 2003 for an in depth discussion of our critical accounting policies.

ITEM 3 - CONTROLS AND PROCEDURES

            Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective. As of June 30, 2004, and the date of this Report, Patrick White served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer).There have been no significant or material changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10QSB.

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            There were no significant developments during the second fiscal quarter of 2004 in connection with our intellectual property litigation against Adler Technologies and Andrew McTaggert. This litigation, commenced by us in January 2003, is described in our Form 10-KSB Annual Report for the year ended December 31, 2003 regarding intellectual property. The case is still in the early stage of discovery and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTaggert or that Adler's counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology.

            We are not a party to any other proceedings which may have a material effect upon our operations or financial condition.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

            We did not sell any shares of our capital stock during the quarter ended June 30, 2004 and did not issue any shares of our capital stock during such period other than 15,000 shares issued to a consultant as described below.

            Further, we did not purchase any shares of our capital stock during the period ended June 30, 2004.

            In May 2004, we issued 15,000 shares of our common stock and 10,000 warrants to purchase our common stock in satisfaction of an outstanding obligation of $80,601 for consulting services which were rendered in 2003. The consulting expense for the services was recorded as an accrued expense payable in December 2003 in the amount of $80,601, which approximated the market value of the securities at the time the liability was recorded. We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the fiscal quarter ended June 30, 2004. We anticipate holding a meeting of shareholders within the next three months.

ITEM 5 - OTHER INFORMATION

            On April 22, 2004 our application for the listing of our common stock was accepted by the American Stock Exchange and our common stock commenced trading on the American Stock Exchange under the symbol "DMC."

            Effective June 10, 2004, we entered into an employment agreement with Patrick White, who serves as our Chairman, Chief Executive and President and interim Chief Financial Officer.  The agreement was negotiated and approved by the Compensation Committee of the Board of Directors. The agreement is for a term of five years, with an annual base salary of $150,000, with automatic increases at the rate of 10% per year. Under the agreement, Mr. White also was granted 30,000 options which vest at the rate of 10,000 immediately and thereafter 10,000 per year. The options have been granted subject to shareholder approval of the Employee Stock Option Plan. In the event that Mr. White is terminated without cause or his duties are materially changed without his consent or there is a change of control of the Company, he will be entitled to 18 months salary.  The agreement also provides for non-competition and non disclosure by Mr. White in favor of the Company.  A change of control is defined as (i) the Board of Directors of the Company approves of (A) any merger, consolidation, reorganization or other business combination of Company where the pre transaction shareholders of the Company do not continue to own 50.1% of the post transaction outstanding shares of Common Stock  having the right to vote in an election of Company's Board of Directors, (B) the sale, exchange, transfer or other disposition of all or substantially all of the assets of Company (in one transaction or a series of transactions contemplated by any party as a single plan), or (C) any plan or proposal for the liquidation or dissolution of Company; or (ii) any person or entity, together with all "affiliates" and "associates" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act")) of such person or entity, shall become the "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of Company representing 50.1% or more of either (A) the combined voting power of Company's then outstanding securities having the right to vote in an election of Company's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 10.1 - Agreement of Sublease dated May 2004.

Exhibit 10.2 - Form of Employment Agreement dated as of June 10, 2004 between Registrant and Patrick White

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

(b)	Reports on Form 8-K There were no reports filed on Form 8-K during the three months ended June 30, 2004.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

August 13, 2004	By:	/s/ Patrick White

Patrick White President, Chief Executive Officer and Acting Chief Financial Officer/Principal Accounting Officer