Form 10QSB
period 2004-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2004-11-15
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

0-14621

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-1229730

(State of incorporation)	(IRS Employer Identification Number)

28 Main Street East, Suite 1525 Rochester, NY 14614

(Address of principal executive office)

(585) 325-3610

(Issuer's telephone number)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No[ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers
As of November 15, 2004 (the most recent practicable date), there were 10,926,818 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	September 30, 2004 (unaudited)	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$3,439,067	$5,115,722
Accounts receivable, net	173,980	156,900
Inventory	42,979	76,644
Prepaid expenses	93,817	41,457

Total current assets	3,749,843	5,390,723

Fixed assets, net	367,464	144,446
Goodwill	365,291	365,291
Other intangible assets, net	146,195	0

	$4,628,793	$5,900,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$75,082	$86,341
Accrued expenses	29,559	158,327
Trade accounts payable	72,874	248,333
Current portion of long-term debt	22,800	22,800

Total current liabilities	200,315	515,801

Long-term debt	168,493	189,875

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized
10,926,818 shares issued and outstanding (10,868,818 in 2003)	218,536	217,376
Additional paid-in capital	13,019,462	12,826,183
Accumulated deficit	(8,978,013)	(7,848,775)

Total stockholders' equity	4,259,985	5,194,784

	$4,628,793	$5,900,460

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Sales, net	$355,166	$281,283	$1,030,605	$865,575

Costs of sales	213,036	164,383	608,239	502,766

Gross profit	142,130	116,900	422,366	362,809

Selling, general and administrative expenses	403,695	314,150	1,219,276	587,715
Research and development	106,780	29,695	297,899	106,750
Depreciation and amortization	19,270	18,580	57,141	49,343

Operating expenses	529,745	362,425	1,574,316	743,808

Loss before other income (expense) and income taxes	(387,615)	(245,525)	(1,151,950)	(380,999)

Other income (expense):
Interest income	13,395	0	44,479	0
Interest expense	(4,002)	(2,131)	(15,969)	(12,254)

Loss before income taxes	(378,222)	(247,656)	(1,123,440)	(393,253)

Income taxes	3,599	200	5,799	2,731

Net loss	$(381,821)	$(247,856)	(1,129,239)	$(395,984)

Net loss per share, basic and diluted	$(0.04)	$(0.03)	(0.10)	$(0.04)

Weighted average common shares outstanding, basic and diluted	10,908,607	9,317,090	10,885,137	9,312,269

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2004 (unaudited)	September 30, 2003 (unaudited)

Cash flows from operating activities:
Net loss	$(1,129,239)	$(395,984)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	57,141	49,343
Stock issued for services	3,840	144,240
(Increase) decrease in assets:
Accounts receivable	(17,079)	6,637
Inventory	33,665	(22,463)
Prepaid expenses	(52,360)	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(113,627)	22,961

Net cash used by operating activities	(1,217,659)	(195,266)

Cash flows from investing activities:
Purchase of fixed assets	(266,659)	(31,165)
Purchase of other intangible assets	(159,695)	0

Net cash used by investing activities	(426,354)	(31,165)

Cash flows from financing activities:
Repayment of line of credit	(11,259)	(4,766)
Repayment of long-term debt	(21,383)	(17,101)

Net cash used by financing activities	(32,642)	(21,867)

Net decrease in cash and cash equivalents	(1,676,655)	(248,298)
Cash and cash equivalents beginning of period	5,115,722	456,223

Cash and cash equivalents end of period	$3,439,067	$207,925

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

            The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements. In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position as of September 30, 2004 and results of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature.  Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

            The consolidated financial statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

2.     Other Intangible Assets

            During the quarter ended March 31, 2004, the Company entered into an agreement with existing shareholders and others, whereby the Company was able to terminate its payment obligations for future royalties owed to such persons. The payment obligations were terminated for a one-time payment of $90,000. The Company will be amortizing these costs over the estimated useful life of five years. Amortization expense amounted to $4,500 and $13,500 for the three months and nine months ended September 30, 2004, respectively. Amortization expense is expected to amount to $18,000 per year for 2004 through 2008.

            During the quarter ended September 30, 2004, the Company incurred costs in the amount of $67,995 associated with legal and filing fees in obtaining new patents and purchasing ownership and economic interests in other patents, which were capitalized and will be amortized over their estimated useful life beginning when placed in service.

3.     Common Stock

            In May 2004, the Company issued 15,000 shares of common stock and 10,000 warrants to purchase common stock in satisfaction of an outstanding obligation of $80,601 for consulting services which were rendered in 2003. The expense for the services was recorded as an accrued expense payable, in December 2003.

               In August 2004, the Company issued 25,000 shares of common stock in satisfaction of an outstanding obligation for services which were rendered in 2003. The expense for the services was recorded as an accrued expense payable in December 2003 in the amount of $110,000, or $4.40 per share, which approximated the market value of the securities at the time the liability was recorded.

            Also in August 2004, the Company issued 18,000 shares of common stock to several employees in accordance with the terms of a grant made during the year ended December 31, 2002. The original grant provided for vesting of the shares over a four-year period at 25% per year. The market value of the shares at the date of grant was $.14 per share and is being  recorded as compensation expense over the vesting period.

            The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the above described securities.

4.     Stock Options

            The Company accounts for employee stock options using the intrinsic value method prescribed by APB 25. Accordingly, the "disclosure only" provisions of SFAS No.123 and 148 for these options are presented. There were no employee stock options outstanding as of December 31, 2003.

            During the quarter ended March 31, 2004, the Board of Directors of the Company approved two separate stock option plans. The first plan is an employee stock option plan, which reserves 200,000 shares of the Company's common stock for grant to employees, including officers. The second plan reserves 100,000 of the Company's common stock for grant solely to non-executive directors. This plan allows for the grant of 5,000 options upon commencement of service as a board member and 5,000 options annually on January 2nd, adjusted pro rata for less than a full year's service. For financial statement purposes, grants under the director plan are accounted for as employee grants in accordance with APB 25. In connection with the approval of the director plan, an aggregate of 8,750 options were issued to board members in the first quarter of 2004 and an additional 5,000 were deemed issued in the second quarter of 2003, pending shareholder approval of the Employee Plan. The 13,750 options are exercisable at prices ranging from $2.20 to $4.35 per share; vest upon shareholder approval; and expire from May 2008 to January 2009.

            In the quarter ended September 30, 2004, we granted two employees and two non-executive directors a total of 70,000 options to acquire 70,000 shares of common stock. The options are exercisable at prices ranging from $6.00 to $7.25 per share and expire five years from the date of grant. Of the options granted, 30,000 vested immediately. The options issued to directors were issued under the Non-Executive Director Option Plan which provides for the grant of 5,000 options to new board members upon joining the Board.  The plans are being submitted to shareholders for approval at the Annual Meeting to be held on December 17, 2004.

            No compensation expense for stock options was recorded in the three-month and nine-month periods ended September 30, 2004 and 2003.  SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost on the fair value of the options granted, as prescribed by SFAS 123.  The impact on the net loss and net loss per share for the three months and nine months ended September 30, 2004 is presented below.  There was no impact for the three months or nine months ended September 30, 2003.

	Three months	Nine months
	ended September 30, 2004

Net loss, as reported	$(381,821)		$(1,129,239)
Total stock based compensation expense determined under the fair value method, net of tax	(145,513)		(173,838)

Net loss, pro-forma	$(527,334)		$(1,303,077)

Net loss per share - basic and diluted, as reported	$(0.04)	$	(0.10)

Net loss per share - basic and diluted, pro-forma	$(0.05)		$(0.12)

            The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model. Following are the weighted average assumptions used for valuing the options granted during the nine months ended September 30, 2004:

Expected dividend yield	0%
Expected stock price volatility	85%
Risk-free interest rate	4.0%
Expected life of options	60	months

5.     Earnings/Loss per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  As of September 30, 2004, there were 1,408,750 stock options and warrants outstanding that would have been included in the calculation had the Company generated net income.

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

Printing	Provide commercial printing and copying services to the metropolitan Rochester area
Document Security	License, manufacture and sale of document security technologies and safety paper products
Legal and Office Supplies	Specialty legal supplies to lawyers and law firms located throughout the United States
F-5

            Approximate information concerning the operations by reportable segment for the three months and nine months ended September 30, 2004 and 2003 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

3 months ended September 30, 2004:	Printing	Legal and Office Supplies	Document Security	Administrative	Total

Revenues from external customers	$183,000	$113,000	$59,000	$0	$355,000
Segment profit or (loss)	(21,000)	(9,000)	(187,000)	(170,000)	(387,000)

3 months ended September 30, 2003:

Revenues from external customers	$105,000	$91,000	$85,000	$0	$281,000
Segment profit or (loss)	(5,000)	(4,000)	(75,000)	(161,000)	(245,000)

9 months ended September 30, 2004:	Printing	Legal and Office Supplies	Document Security	Administrative	Total

Revenues from external customers	$507,000	$336,000	$188,000	$0	$1,031,000
Segment profit or (loss)	(61,000)	(5,000)	(497,000)	(589,000)	(1,152,000)

9 months ended September 30, 2003:

Revenues from external customers	$332,000	$293,000	$240,000	$0	$865,000
Segment profit or (loss)	(44,000)	1,000	(105,000)	(233,000)	(381,000)

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

            The first nine months of 2004 was primarily a period of reinforcing our existing industry relationships and introducing our organization and our new technologies to various industries and government agencies at the major tradeshows in the United States and Europe. We continued during this period to build our sales infrastructure and even more importantly our service organization to assure our current and future customers of our ability to provide future support for their post-sale service requirements. Our sales initiative is now focused on major national and international corporations that have a long-term need for the new technologies that have resulted from our research efforts. We have been developing our technology to integrate and make our format compatible with widely used digital document formats. We expect that much of our future sales volume will be derived from the sale and licensing of these technologies.

Results of Operations for the Three Months Ending September 30, 2004and September 30, 2003

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2003.

Sales

            In the fiscal quarter ending September 30, 2004, we had net sales of $355,166. This represents an increase of $73,883, or 26.3%, over sales of $281,283 for the comparable quarter ended September 30, 2003. The increase in sales resulted primarily from the commercial printing sector of our business.

           Net sales from our core business segment, document security, were approximately $59,000 in the quarter ending September 30, 2004. We consider these sales to be nominal, as we are still in the start-up phase of basically a new business for us, for which we have recently received capital to continue our research. Our sales goal for the first nine months of 2004 was to maintain a nominal level of sales while retaining our existing customers and developing the infrastructure to support substantial sales growth in the future. We believe that we have accomplished this modest goal. The equivalent net sales from the document security sector for the fiscal quarter ending September 30, 2003 were approximately $85,000. This decrease of approximately $26,000 is primarily attributable to the fact that we concentrated our efforts on procuring orders of significant size and duration from companies of national and international scope, which have not yet been finalized. There is no assurance that we will be able to enter into any definitive agreements with such companies. We expect the bulk of our sales in the future to be generated from our newly developed technologies.

             Sales of our document security product, Safety Paper were down from 2003 levels as a direct result of our decision to actively seek and select a major international paper distributor to market and sell this product line. The efforts by such a distribution company would include contract negotiations, brand development, definition of markets, establishment of exclusive and non-exclusive territorial rights, marketing by segment, co-branding, packaging assistance and detailing wholesale and retail market requirements. During 2004, and especially in the third quarter, we directed our attention away from marketing Safety Paper to having our researchers enhance the product so that it would be exceptionally attractive to a major distribution company. After a period of rigorous testing on the newest copiers and scanners, including high speed check processors intended to be used under the new "Check 21" regulations, we have branded the product Authentiguard Safety Paper and are making it available in nearly any color requested.

            We view sales from our commercial printing business segment to be essentially a means of having access to a working research and development facility and to be able to offset the costs of our research. We are pleased with any increases in revenue from this source, but we are not actively soliciting additional printing sales unless they are related to our core anti-counterfeiting technology business. Our sales in the quarter ending September 30, 2004 from our printing segment totaled approximately $183,000, compared to sales in the 2003 period of approximately $105,000. The $78,000 increase resulted from a general increase of business from existing customers and a modest overall price increase.

            We view our legal forms and supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment, $113,000 in the September 2004 quarter, appear to be significant as to our total sales, we do not expect that to be the case in the future. Our third quarter 2003 sales from our legal supplies business were approximately $91,000. Although our legal and office supplies business is an important outlet for sales of our basic safety paper, we are continuing to evaluate our various options as to our plans for this division.  We are currently negotiating with several national and international paper distributors which may lead to them becoming the distributors of our Safety Paper and lead to a decision by us to cease sales of the safety paper through our supplies business except for direct sales to end users. We cannot assure that we will be successful in these negotiations

Costs of sales

           Costs of sales for the three months ended September 30, 2004 increased $48,653, or approximately 29.6%, to $213,036 from $164,383 for the three months ended September 30, 2003. This increase in costs was very much consistent with the 26.3% increase in sales for the period.

Gross profit

           Gross profit for the fiscal quarter ended September 30, 2004 increased $25,230, or approximately 21.6%, to $142,130 as compared to the gross profit of $116,900 reported in the comparable fiscal quarter of 2003. The increase resulted primarily from the 26.3% increase in sales, which was offset by the 29.6% increase in costs of sales. As we move from the early stage of our development in the document security business, we expect that reported profit margins will vary considerably from period to period.

Expenses

            Operating expenses

            Operating expenses for the three months ended September 30, 2004 increased $167,320 to $529,745 from $362,425 in the three months ended September 30, 2003. The difference between the expenses of the two periods was primarily the result of increases in selling, general and administrative; and research and development expenses.

            Selling, General and Administrative

            Selling, general and administrative expenses increased $89,545, or approximately 28.5% from $314,150 in the September 2003 quarter to $403,695 in the September 2004 quarter. Nearly all of the increase can be attributed to an increase in marketing expenses related to document security of approximately $80,000, from $4,000 in the 2003 quarter to $84,000 in the 2004 quarterly period. The increase in marketing expenses was directly related to developing marketing materials, branding and our attending major tradeshows.  The company utilizes outside marketing consultants.

Depreciation and Amortization

            Depreciation and amortization expense totaled $19,270 in the third quarter of 2004, which included depreciation of fixed assets of $14,770 and amortization of acquired intangibles of $4,500. In the like period of 2003, the total of depreciation and amortization was $18,580, all of which was depreciation expense.

            Research and Development

            For the three months ended September 30, 2004, we incurred research and development expenses of $106,780, which is an increase of $77,085 over the expenditure of $29,695 in the comparable 2003 quarter. This significant increase is indicative of our current focus on improving our existing technologies and developing new technologies.

            Interest income and expense

            In the third fiscal quarter of 2004, we had interest income of $13,395, which accrued primarily from investing the proceeds of our private placement. In the comparable quarter of 2003, we did not have any interest income as we did not have excess funds. Interest expense increased $2,065 from $2,131 in the 2003 quarter to $4,002 in the like 2004 quarter.

Net loss

            Our net loss after taxes, increased $133,965 to $381,821 in the quarter ending September 30, 2004, as compared to a net loss after taxes of $247,856, in the quarter ending September 30, 2003. The increase in the loss was primarily the result of an increase, in 2004 over 2003, of selling, general and administrative expenses of approximately $89,545; and an increase in research and development expenses of $77,085, which were offset by an increase of gross profit of approximately $25,230. The net loss for the three months ended September 30, 2004 declined $74,691 from the $456,512 net loss in the June 2004 quarter, which represents a 16.4% quarter-to-quarter change.

Loss per share

            The basic net loss per common share was $0.04 for the quarter ended September 30, 2004 and $0.03 for the quarter ended September 30, 2003. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In the 2004 quarter, the weighted average of common shares outstanding was 10,908,607 compared to 9,317,090 in the 2003 quarter.

Results of Operations for the Nine Months Ending September 30, 2004 and September 30, 2003

Sales

            In the nine months ending September 30, 2004, we had net sales of $1,030,605. This represents an increase of $165,029, or 19.1%, over sales of $865,575 for the comparable nine months ended September 30, 2003. The increase in sales resulted primarily from the commercial printing sector of our business.

            Net sales from our core business segment, document security, were $188,000 in the nine months ending September 30, 2004. The equivalent net sales from the document security sector for the nine months ending September 30, 2003 were $240,000. This decrease of $52,000 is primarily attributed to a significant order of safety paper to one customer in the first quarter of 2003 which we expect to be repeated at such time as that customer's inventory needs to be replenished. We have positioned our sales organization to concentrate on pursuing relationships with purchasers that will be of a long-term continuing nature and that will be substantial as to our overall company sales volume. These significant relationships require developing confidence that we are able to deliver the product as promised and to provide post-sale service. We believe that our efforts in building our corporate technology sales and service infrastructure enable us to effectively compete for significant and continuing orders from the largest U.S. and overseas corporations.

           Sales in the nine months ending September 30, 2004 from our printing segment totaled $507,000, which compares to sales in the 2003 nine-month period of $332,000. The increase of $175,000 resulted from a general increase of business and a modest overall price increase.

           Our legal and office supplies business segment had net sales of $336,000 in the first nine months of 2004, which was an increase of approximately $43,000 from $293,000 in the first nine months of 2003. The 14.7% increase in this non-core business segment resulted primarily from increased website sales.

Costs of sales

            As our sales increased, our costs of sales also increased during the nine months ended September 30, 2004 by $105,473, or approximately 21%, to $608,239 from $502,766 for the nine months ended September 30, 2003.

Gross profit

           Gross profit for the nine months ended September 30, 2004 increased $59,557, or 16.4%, to $422,366 as compared to the gross profit of $362,809 reported in the comparable nine months of 2003. The increase is primarily the result of the increase in printing sales. Our gross profit margin remained nearly constant for the two comparable periods; 41.0% for the first nine months of 2004 and 41.9% in the prior period. As we move from the early stage of our development in the document security business, we expect that reported profit margins will vary considerably from period to period.

Expenses

            Operating expenses

            Operating expenses for the nine months ended September 30, 2004 increased $830,508 to $1,574,316 from $743,808 in the first nine months of fiscal year 2003. The difference between the expenses of the two periods was primarily the result of increases in selling, general and administrative; and research and development expenses.

            Selling, General and Administrative

            Selling, general and administrative expenses increased $630,904, from $587,715, in the September 2003 nine-month period, to $1,219,276, in the September 2004 nine-month period. Nearly all of the increase can be attributed to an increase in marketing expenses related to document security of approximately $237,000, from $30,000 in the first nine months of 2003, to $267,000 in the 2004 period; an increase of approximately $156,000 in professional fees for auditing, legal and consulting, from $25,000, in the 2003 period, to $181,000, in the 2004 period. The significant marketing expense increase was due to our active participation in national trade shows and retaining several marketing consultants. The increase in our professional expenses resulted primarily from our initiatives addressing corporate governance concerns and requirements. The approval for our shares being listed on the American Stock Exchange added nearly $70,000 to our expenses for the 2004 nine-month period. Additionally, another significant period-to-period change was an increase of non-research and development related payroll expense of $173,000. As of September 30, 2004, we had 16 full-time employees compared to 12 on September 30, 2003.

            Depreciation and Amortization

            Depreciation and amortization expense increased $8,455 to $57,141 in the first three quarters of 2004, which included depreciation of fixed assets of $44,298 and amortization of acquired intangibles of $13,500. In the like period of 2003, the total of depreciation and amortization was $49,343, all of which was depreciation expense.

            Research and Development

            For the nine months ended September 30, 2004, our research and development expenses were $297,889, which is an increase of more than $191,000 over the expenditure of $106,750 in the comparable 2003 nine-month period. This significant increase indicates our dedication to the upgrading of our existing proprietary technologies and the origination of new technologies in the field of document security.

            Interest income and expense

            In the first nine months of 2004, we had interest income of $44,479 accruing from our temporary investment of the proceeds of our private placement. In the first nine months of 2003, we did not have any interest income as we had no excess funds. Our interest expense for the first nine months of 2004 totaled $15,969 which was $3,715 greater than for the comparable period in 2003.

Net loss

            Our net loss after taxes, increased $733,255 to $1,129,239 in the nine months ending September 30, 2004, as compared to a net loss after taxes of $395,984, in the nine months ending September 30, 2003. The increase in the loss was primarily the result of an increase, in 2004 over 2003, of selling, general and administrative expenses of approximately $631,000; an increase in research and development expenses of approximately $191,000; an increase of depreciation and amortization of more than $8,000, which were offset by an increase of gross profit of approximately $60,000 and a change in net interest income of approximately $48,000.

Loss per share

            The basic net loss per common share was $0.10 for the nine months ended September 30, 2004 and $0.04 for the nine months ended September 30, 2003. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In the 2004 nine-month period, the weighted average of common shares outstanding was 10,885,137 compared to 9,312,269 in the 2003 nine-month period.

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

            At September 30, 2004, we had cash and cash equivalents of $3,439,067 which was an increase of $3,231,142 over the $207,925 cash we had a year before, at September 30, 2003 and a decrease of $1,676,655 from December 31, 2003's cash balances of $5,115,722.

           Total current assets at September 30, 2004 were $3,749,843 compared to $5,390,723 at the end of year 2003 and $402,931 at September 30, 2003. Our current liabilities at September 30, 2004 were $200,315 and $515,801 at December 31, 2003. As of September 30, 2003, our current liabilities were $225,433. Our working capital, which is the difference between our current assets and current liabilities, ended the September 30, 2004 quarter at $3,549,528 compared to $4,874,922 at the end of 2003 and $177,498 at September 30, 2003. The ratio of our current assets to our current liabilities, referred to as our current ratio, was 18.7:1, at September 30, 2004 compared to 10.5:1, at the 2003 year-end and 2.3:1, at September 30, 2003.

            Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

            Use of Proceeds of Private Placement

           At September 30, 2004, we had cash and cash equivalents of about $3,439,000 remaining from our private placement, which was completed in December 2003 and raised approximately $5,000,000.  We have allocated the balance of the proceeds as follows: $800,000 for selling and marketing; $300,000 for research and development and patent applications; $100,000 for equipment leases; $100,000 for the purchase of computers and other office equipment; $270,000 for debt repayment and the balance of approximately $1,900,000 for working capital and other corporate purposes including patent protection and patent administration.

            During the transition year 2003 and continuing through the first nine months of 2004, we began the process of building our sales organization, both in-house and externally. We believe that allocating monies for sales and marketing is an absolute necessity to expose our products to the companies and governments that are in most need of our technologies. We have been developing our technology to integrate and make our format compatible with widely used digital document formats. In August 2004, we entered into a non-exclusive agreement with Infinity View Associates, Inc., a major Silicon Valley sales organization to act as our sales representative. Infinity will solicit orders from and introduce us to potential customers and strategic partners for the sale or licensing of digital versions of our new technology for use on printing devices and to provide our software products.

            As a technology company, we must continually make expenditures to augment our intellectual property portfolio. The $150,000 that was set aside from the private placement proceeds is an amount in addition to our normal allocations for research and development. We continue to develop our technology and will incur costs in our efforts, as well as legal fees for patent and related filings, both in the United States and in foreign countries. In the nine months ending September 30, 2004, we spent on direct research and development approximately $298,000, which is about $191,000 more than was spent in the comparable 2003 period.

            We have allotted sufficient funds to retire our long-term debt, including the current portion due in the coming year. We have two credit facilities outstanding which we may repay with the use of proceeds or we may choose to continue reducing the principal loan balances pursuant to the original amortization schedules. The first banking arrangement is a credit line with approximately $75,000 outstanding as of September 30, 2004 and the second is a Small Business Administration guaranteed loan, which had approximately $191,000 outstanding as of September 30, 2004. Both loans bear interest at the lender's prime rate plus 2%.

            Approximately $1,900,000 of the private placement proceeds remaining has not been specifically allocated other than for working capital and other corporate purposes. We expect to use part of these funds to hire additional employees in all aspects of our operation, including a chief financial officer. We are also aware that to protect our intellectual property some proceeds may be used to protect or defend our interests in any violation of our proprietary rights or patent infringement.

CASH FLOW

            Operating Activities

            We did not generate cash from operations in the first nine months of fiscal year 2004. In fact, during that period, our operating activities used cash in the amount of $1,217,659 primarily attributed to our increase in expenditures in the research and development area and our expanded selling and marketing efforts in our document security segment. This compares to the results of the nine months ending September 30, 2003 when our operating activities used $195,266, in cash.

            A significant part of the increase of the cash used in our operations was for one-time significant events such as the American Stock Exchange listing fee and in light of the developments in corporate regulation, we were required to expend substantial sums for professional fees, including legal, auditing, consulting and other expenses such as transfer agency fees and premiums for directors' and officers' liability insurance.

            Our increased marketing expenses were necessary to expose our newly developed products including our new product to be marketed under the tradename DSS 4000 Pantograph. This new technology was built by us to provide authentication and security for the new generation of high-speed check processors being installed in the banking industry to accommodate the regulatory guidelines under the "Check 21" Federal Reserve Bank regulations which took effect beginning October 28, 2004.

            Our research and development expenses were also significant but we believe necessary. As a consequence of our research, we have developed new technology which we have named the "Color Separation Multiplier" which is capable of preventing the use of scanners for counterfeiting purposes. This new technology has very broad applications including currency protection.

            As a result of our termination of third-party royalty rights in exchange of one-time payments, we anticipate an increase in royalties from our licensing agreements with minimal ongoing costs. We also expect a significant increase in our safety paper sales as our sales and marketing efforts begin to take effect. However, our ability to increase sales is dependent upon many factors, including our ability to market our product and for customers to accept their validity.

            Our net loss in the nine months ending September 30, 2004 was $1,129,239, and included non-cash charges for depreciation and amortization of $57,141 and for services paid with stock in lieu of cash of $3,840.

Investing Activities

            Our core business of developing and selling anti-counterfeiting products is more intellectually-intensive than equipment-intensive. However, we anticipate purchasing additional computers, software, copiers, scanners and printing equipment to assist us in our development activities and so we have allocated approximately $200,000 from the recently completed private placement offering proceeds for computer purchases and lease payments. In the nine months ending September 30, 2004, we expended approximately $267,000 for the acquisition of fixed assets of which approximately $59,000 was for equipment to be used in our marketing efforts and approximately $77,000 for leasehold improvements to office facilities for our new corporate headquarters; and the balance for office furniture and computer equipment. In the first nine months of 2003, we spent approximately $31,000 for the acquisition of fixed assets, all of which was for equipment. This increase of approximately $246,000 in capital expenditures, in comparing the first nine months of 2003 to the first nine months of 2004, was in accordance with the scheduled use of the proceeds from the private placement of our securities which was completed in December 2003.

            During the nine months ended September 30, 2004, specifically in the first quarter, we capitalized a total of $90,000 in connection with the termination of royalty payment obligations related to certain patents from members of the Wicker family and others. We also expended approximately $70,000 in legal fees related to the acquisition of patents and patent rights.

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

INFLATION

            Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ending September 30, 2004 and September 30, 2003.

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

ITEM 3 - CONTROLS AND PROCEDURES

           We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective. As of September 30, 2004, and the date of this Report, Patrick White served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer).There have been no significant or material changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

            On September 24, 2004, our Board of Directors was expanded by two persons to include Robert Fagenson and Ira Greenstein.  The Board is now comprised of 6 persons, four of whom are "independent directors" within the meaning of the rules of the American Stock Exchange. At the same time, our Board created a Nominating and Corporate Governance Committee of the Board of Directors. The Committee’s responsibilities include the identification and recommendation of qualified candidates for election to the Board; the development and recommendation of appropriate corporate governance principles for the Company; and recommendations regarding proposals, including Board nominations, submitted by shareholders of the Company.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            There were no significant developments during the third fiscal quarter of 2004 in connection with our intellectual property litigation against Adler Technologies and Andrew McTaggert. This litigation, commenced by us in January 2003, is described in our Form 10-KSB Annual Report for the year ended December 31, 2003 regarding intellectual property. The case is still in the early stage of discovery and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTaggert or that Adler's counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology.

            We are not a party to any other proceedings which may have a material effect upon our operations or financial condition.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

            We did not sell any shares of our capital stock during the quarter ended September 30, 2004 and did not issue any shares of our capital stock during such period other than 43,000 shares issued to employees as described below.

            Further, we did not purchase any shares of our capital stock during the quarter ended September 30, 2004.

            On August 1, 2004, we issued 25,000 shares of our common stock to David Wicker in satisfaction of an outstanding obligation for services which were rendered in 2003. The expense was recorded as an accrued expense payable in December 2003 in the amount of $110,000, or $4.40 per share, which approximated the market value of the securities at the time the liability was recorded.

            On August 18, 2004, we issued 18,000 shares of our common stock to several employees in accordance with a grant made during the year ended December 31, 2002. The original grant provided for vesting of the shares over a four-year period at 25% per year. The market value of the shares at the date of grant was $.14 per share and is being recorded as compensation expense over the vesting period.

            We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the above described securities.

            In the quarter ended September 30, 2004, we granted two employees and two non-executive directors a total of 70,000 options to acquire 70,000 shares of common stock. The options are exercisable at prices ranging from $6.00 to $7.25 per share and expire the later of five years from the date of grant or date of vesting. Of the options granted, 30,000 vested immediately. These option grants were made under either our Employee Stock Option Plan or Director Option Plan, both of which are being submitted for shareholder approval at our Annual Meeting to be held on December 17, 2004.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the fiscal quarter ended September 30, 2004. We have scheduled our Annual Meeting of shareholders to be held on December 17, 2004.

ITEM 5 - OTHER INFORMATION

            The Board of Directors has authorized management of the Company to explore purchasing the economic and ownership interests of persons who own some of the technology that we use in our business.   As previously disclosed in our filings with the SEC, we entered into the document security business when we purchased certain companies and technology that was owned or partially owned by members of the Ralph Wicker family.  Historically, the Wicker family had sold or licensed pieces of their patents to third persons, or obtained funds by selling economic interests in the licensing proceeds.  Management believes that the Company’s licensing efforts and its ability to protect itself from competitors will be enhanced if the Company can obtain these economic and ownership interests from these third parties.  The Board is negotiating with these third parties to purchase these interests.  Currently, it is expected that the Company will purchase these interests for shares of its Common Stock and because of the number of other "owners" involved, foresees issuing as many as 750,000 shares of Common Stock to purchase such interests.  In addition, the Wicker family retains ownership rights in certain technology which we utilize. Management has initiated negotiations with the Wicker family to purchase their interests as well.  Current proposals include providing for the Wicker family to retain an economic interest in the licensing and exploitation of the technology of approximately 30%.

            Management is currently still in negotiations with these various parties.  There are approximately 60 persons who own these rights, and there can be no assurance that we will be successful in these negotiations, or that the terms will not change from those discussed above.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

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

            On August 13, 2004, we reported on Form 8-K, under Items 5 and 9, that our Registration Statement on Form S-3/A had been declared effective.

            On September 30, 2004, we reported on Form 8-K, under Item 5.02, on the increase of the size of the Board of Directors and the appointment of two additional directors; and under Item 5.03, we reported on the amendment of our By-laws. This filing was amended on October 28, 2004 to correct a typographical error under Item 5.02.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 15, 2004	By:	/s/ Patrick White

Patrick White President, Chief Executive Officer and Acting Chief Financial Officer/Principal Accounting Officer