Form 10KSB
period 2004-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2005-03-31
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004
or
[  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

0-14621

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-1229730

(State of incorporation)	(IRS Employer Identification Number)

First Federal Plaza 28 East Main Street, Suite 1525 Rochester, New York 14614

(Address of principal executive office)

(585) 325-3610

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock (Par Value - $0.02)

(Title of Class)

CHECK WHETHER THE ISSUER:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) YES [X] NO[ ]

and

(2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

The Registrant's revenue for the fiscal year ended December 31, 2004: $1,594,768

The aggregate market value of the stock held by non-affiliates (5,618,592 shares) computed by reference to the closing price of such stock ($ 6.92), as of March 30, 2005, was $38,880,657.

As of March 30, 2005, there were 12,008,902 shares of Common Stock of Document Security Systems, Inc. outstanding.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

                Document Security Systems, Inc. ("Document Security" "we" "us" the "Company") is a leader in optical anti-scanning, anti-counterfeiting technologies. We develop, license and sell anti-counterfeiting technology and products. We deliver advanced anti-counterfeiting technology products and solutions for homeland security, governments and law enforcement agencies. We also provide our technology and products to security printers and the check and forms industry and for brand packaging, labels, tickets and to businesses concerned with enhancing security, reducing identity theft and protecting critical financial instruments and vital records. We were organized as a New York corporation in 1984, and in 2002 we acquired several privately owned companies engaged in the document security technology industry.

            On August 1, 2002, we acquired all of the corporate stock of Lester Levin, Inc. (d/b/a Patrick Printing and d/b/a Legal Store) from its sole shareholder, Patrick White. Pursuant to the acquisition agreements, Mr. White became our President, Chief Executive Officer, Chief Financial Officer and Chairman.

            Also on August 1, 2002, we acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc., a consulting and document security research and development firm. In connection with the acquisition, we entered into an employment agreement with Mr. Thomas Wicker, the former owner, to be our Chief Technology Officer. Further, on November 1, 2002, we acquired all of the corporate stock of Document Security Consultants, Inc., a privately-held wholesale and retail manufacturer of Wicker 2000 security paper products. As part of this acquisition, we entered into an agreement to employ David Wicker as our Vice President of Operations. We also acquired, at that time, a majority interest in the corporate stock of Imperial Encryptions, Inc.

            As a result of these transactions, we believe that we acquired a combined core business with intellectual property, know-how and reputation accumulated over many years, which has the potential of making Document Security Systems an important participant, if not leader, in the document security and anti-counterfeiting industry. The check security technologies that we acquired have been the standard for the check and forms industry for over 30 years. These technologies had been invented over several years by Ralph Wicker (now deceased) and members of his family, including Thomas Wicker and David Wicker, now directors and/or officers of Document Security Systems. The Wicker Family was, we believe, responsible for the development of the check security technology known as the "pantograph."  The pantograph technology is used by the check and forms industry to secure checks from copying and duplication. We believe that the Wicker technology is the basis for protection of many of today's most important printed documents such as currency, car titles, checks and prescription forms.

            In February 2005, we further consolidated our ownership of the Wicker Family based technologies. At that time, we completed the purchase of economic interests and actual ownership from approximately 45 persons and entities in technologies that the Wicker Family has sold over several decades.  The technology related to these interests include patent rights and trade secrets in certain document anti-fraud and anti-counterfeiting technology. Document Security Systems was a partial owner or licensee of the technology prior to the completion of the transaction. Prior to completion of the transaction, there were approximately 49 interest holders (other than the Wicker Family) with varying degrees of ownership in the technology. Some interest holders held net rights, others held gross rights and others actual legal ownership and/or expansive licensing rights to the technology.

            Further, Document Security Systems, in December 2004, entered into a definitive binding agreement with the Wicker Family, which effectively provides that Document Security Systems has obtained the legal ownership of the same technology (including patent ownership rights) previously held by the Wicker Family. The members of the Wicker Family executing the agreement were:  The Estate of Ralph Wicker, Mary Wicker, Thomas Wicker, David Wicker, Christine Wicker, Kenneth Wicker, and Michael Caton. Thomas Wicker serves as an officer and director of Document Security Systems, and his brother, David Wicker, is an officer.

            The agreement with the Wicker Family provides that Document Security Systems will retain 70% of the future economic benefit derived from the exploitation of the technology, which may include licensing or royalty rights, patent or other infringement suits or enforcement actions, and the Wicker Family will receive 30% of such economic benefit, on a gross basis. The Wicker Family may not enter into any new assignments or licenses with respect to the technology. The Wicker Family members did not receive any securities of Document Security Systems or other payment for this transaction.

            See further discussion below under "Consolidation of Patent Interests."

Our Core Products, Technology and Services

            Our core business is counterfeit document prevention, including government issued documents, currency, private corporate records and securities. Our business plan is aimed at profiting from our technologies and trade secrets through manufacturing and licensing arrangements. We also offer our verification technology to authenticate originals from forgeries. We currently have exclusive and complete ownership of 21 technologies for which patent applications have been made in the United States and 133 other countries through the Patent Cooperation Treaty. These proprietary technologies have provided us with nearly all of our total technology revenue. We also have acquired the complete ownership interests in 3 U.S. patents, a European Patent Office patent that covers 13 European countries, and one Canadian patent for document anti-counterfeit and anti-fraud technology.

            In 2004 we trademarked the name AuthentiGuard™ for our various technologies and products. Our full commercial product suite now includes: AuthentiGuard™ Block-Out, AuthentiGuard™ Pantograph 4000, AuthentiGuard™ ObscuraScan, AuthentiGuard™ Prism®, AuthentiGuard™ Survivor 21, AuthentiGuard™ Laser Moiré, and AuthentiGuard™ VeriGlow, AuthentiGuard™ Concentric Fine Lines, AuthentiGuard™ MicroPerf, and AuthentiGuard™ Phantom.

            Our primary anti-counterfeiting technologies, marketed under the following trade names, are summarized below:

· AuthentiGuard™ LASER MOIRÉ TECHNOLOGY process prevents desktop scanners from imaging documents into computers and software. The technology is embedded into whatever the user wishes to protect from duplication and theft, such as photographs, portraits and backgrounds of currencies or documents. When the document is scanned that contains this hidden security technology, the resulting scan is moiréd and/or pixilated, in which bars are placed over the image, and colors appear as rainbow wavy-like distortions, which renders the resulting image unusable. Laser Moiré can protect ID cards, photographs, prints, original art, currency, drivers' licenses, postage stamps, tickets, labels, and brand packaging.

· AuthentiGuard™ PRISM TECHNOLOGY is an authentication technology, as it indicates whether a document is genuine, as opposed to indicating whether it is an unauthorized copy. Prism requires the use of our proprietary handheld plastic verifier. When the verifier is held over a document or image, a multi-color hidden word, symbol, or image is displayed. This technology can hide warning words, codes, logos, images, and symbols into two-color and full color process printed documents. A counterfeiter cannot capture the hidden image when creating a forgery. Therefore, when a handheld plastic verifier is placed over the counterfeited document, the hidden verification image is absent, thereby alerting the user the document is a fake. This technology protects verification forms such as spare parts, packing slips, checks, currency, licenses, travelers' checks, legal documents, tickets, labels, brand packaging, and any full color images such as art prints or color pictures of any sort.

· AuthentiGuard™ Pantograph 4000 is a patented security feature, which alerts users that counterfeiting has taken place. Hidden alert words such as "VOID," "COPY," or "UNAUTHORIZED COPY," or bar codes, logos, or other custom images appear when a handheld verifier is placed on a paper containing the technology or when the secured document is copied, scanned, faxed or reproduced in any form. There are other versions of this technology being sold by competitors but our research indicates that no version other then our pantograph 4000 defeats high and low resolution scanners, produces crisp clear and readable warning words and finally we have the only Safety Paper that defeats today's generation of digital scanning copiers. Customers that may utilize this product include: governments, printers, publishers, schools, financial services providers, pharmaceutical companies, hospitals, engineers and manufacturers. This line of security paper has been approved by several states for writing prescriptions for controlled substances. Any printable surface can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging. This technology has been used for gift certificates, school transcripts, coupons, tickets, checks, packing slips, receipts, schematic drawings, plans, music, scripts, training manuals, business plans, internal memos, letterhead, legal forms, prescription pads, and any other sensitive documents. In 2004 we entered into a North American exclusive paper distribution agreement for our newest Safety Paper, containing Pantograph 4000, with Boise White Paper LLC, a multi-billion dollar distribution company.

· AuthentiGuard™ SURVIVOR 21 is a new technology that verifies the authenticity of electronic check scans which were outlined by the Federal Reserve in a voluntary program called "CHECK 21".   This is the latest in our line of pantograph backgrounds that is used exclusively on financial instruments, such as checks. This new program allows banks to end the daily manual sorting and distribution of checks and replace it with scanned images. According to our research, no other pantograph security image on the market survives the banking industry's high-speed check scanning systems. Therefore a bank has no way to determine the validity of a check scan. We built our Survivor 21 icon with our technology and when a check is printed with this feature it is invisible to the human eye but when the check is scanned for transmittal to the originating bank, our icon appears on the scan. In other words it survives the high-speed check processor scanning process. A joint test of this technology with the NCR Corporation was completed in 2004 and provided our company with test samples for our research. The results of those samples proved the survivability of the technology.

· AuthentiGuard™ OBSCURASCAN, A COLOR SEPARATION MULTIPLIER TECHNOLOGY that protects against the counterfeiting of any process color document, package, image or label. We have developed a way of embedding a hidden technology that severely alters images so that printing plates or digital color separations for the four-color process are distorted and therefore unable to re-create the full color image. Our technology multiplies the intensity of the scans for the four primary colors, yellow, magenta, cyan and black which are necessary in producing a full color image. A normal color separation may contain the following percentages of color intensity; 12% yellow, 24% magenta, 19% cyan and 23% black. Our technology magnifies the density of these scans, thus creating a 65% yellow, 71% cyan, 34% magenta and 81% black. When the counterfeiter produces his counterfeits with these settings, the output is a muddy, dark unusable blend of colors. Chattering wavy lines are also produced causing even more distortion.

· AuthentiGuard™ BLOCK-OUT ANTI-COLOR COPY TECHNOLOGY, also called the "anti-color reproduction system". This system prevents color copiers and photo processors from replicating any image that contains our patented block-out image. Our patented copy distortion image triggers a mechanism built by the Omoron Corporation. This trigger mechanism is housed in most color copier models and color photo processors built after 1997. On some models a  solid black or barred image is produced. On other color copiers, no copy at all is produced.   This technology is capable of being integrated into and protecting highly sensitive government documents such as currency, car titles, passports and licenses as well as checks, travelers' checks, postage stamps, photographs, original art and brand packaging.

· AuthentiGuard™ MICROPERF EMBEDDED PERF IMAGE TECHNOLOGY that can be placed on vital records, documents, packaging or currency and is a micro sized perforation in the shape of a word or image that cannot be removed or altered in any way thereby protecting the authenticity of the original document. A special secure perf plate containing the technology is created with the technology and is applied by a press during the actual printing of the original item. The MicroPerf could replace holographs since they pass the currency crush tests and are a much more controlled technology than the world-wide availability of holographs.

· AuthentiGuard™ PHANTOM EMBOSSMENT TECHNOLOGY that is placed on vital records, documents, packaging or currency. This technology is an embossment of a word or image that can only be seen when the protected item is tilted on a particular angle. When the ghosting appearance becomes visible, it verifies the authenticity of the item. Absence of the phenomena indicates a counterfeit. A special secure Embossment plate containing the technology is created with the technology and is applied during or after the printing process. The Phantom can only be seen when the user tips the protected package, label, currency or document at a particular angle, thus revealing the hidden word, code or symbol. The counterfeiter cannot scan the image since it is not visible by the scanner, thereby making it impossible for the counterfeiter to duplicate the ghosting effect.

· AuthentiGuard™ VERIGLOW INVISIBLE CODE IMAGE TECHNOLOGY that is placed on vital records, documents, packaging or currency and is an invisible area of the document that can only be seen and revealed with our viewing system. The invisible image appears with the viewing system, and its hidden code or image is revealed with a special reading device. This is a two layer security product. First, the invisibility makes it impossible for the counterfeiter to capture or scan the image and secondly, the counterfeiter would have to have the de-coder reading device which releases the hidden code from the invisible area. This technology can be applied during the printing process or it can be applied to pre-printed items. The technology is slated for the protection of world wide currency and pharmaceutical packaging.

Security Consulting Services

            Our knowledge, experience and expertise enables us to provide document security consulting services to businesses and government agencies for the design and implementation of document security technologies for various sensitive and critical documents, labeling and packaging.

Websites

            We maintain the website, www.documentsecurity.com, which describes our patented document security solutions and offers our security consulting services. We also maintain the website, www.safetypaper.com, which is an e-commerce site, for our patented blank Safety Paper and hand-held security verifiers. These sales are restricted to end users worldwide, and paper distributors and printers outside of North America. In 2005, we will be opening a new website, www.protectedpaper.com, for custom printed document security paper products such as school transcripts, certificates, prescription forms, coupons and gift certificates.

Revenue Sources

            Our core document security business segment has or is intended to have the following revenue sources:

1. Licensing Fees and Royalties - generally a one-time licensing fee with continuing periodic quarterly or annual royalties based on a percentage of sales or a per piece royalty, subject to, in some cases, a minimum payment.

2. Sales of blank SAFETY PAPER - blank Safety Paper is sold through our exclusive distribution agreement with Boise White Paper LLC to wholesale paper distributors and printers throughout North America under the brand name "Boise Beware."  We sell the same Safety Paper to end users anywhere in the world and paper distributors and printers outside North America. We also sell custom Safety Paper throughout the world. Boise White Paper LLC is developing a retail sales strategy for the product. We also sell the product on Internet websites. Pricing is determined on mark-up from cost.

            The revenue we receive from our commercial printing operation is viewed by us as a convenient means to reduce the cost of maintaining our research and development facilities. As to revenues we receive from the sale of legal supplies, other than the sale of Safety Paper, we consider this a source that is unrelated to our core business operation, as well as our former motion picture operations.

Patents and Trademarks

Patents

            Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, and contract law to establish and protect our proprietary rights. The success of our business will depend, in part, on our proprietary technology and our protection of that technology.

            It is our intention to use all legal means to protect our ownership of these technologies. We intend to be very aggressive in all of our protection efforts. We cannot assure you that our efforts to prevent the misappropriation of the intellectual property used in our business will be successful. Further, we cannot assure you that any patents will be issued for our U.S. or foreign applications or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Finally, we cannot assure you that competitors would not be able to design around any such proprietary right or obtain rights that we would need to license or design around in order to practice under these patents.

            During the past fiscal year, we have significantly expanded our patent and patent pending portfolios of covert anti-counterfeiting and authentication technologies. In addition, we maintain a portfolio of trade secrets that we developed. We have a number of U.S. and foreign patent applications for securing documents and for our survivable electronic check image for the "Check 21" program instituted by the Federal Reserve.

            It is our ongoing policy of filing patent applications to seek protection for novel features of our products. We believe that our patents are important to both our anti-counterfeiting and verification businesses. Our U. S. patents typically have a 17-year duration.

Trademarks

            We have registered our "AuthentiGuard" trademark, as well as our "Survivor 21" electronic check icon, and the term "Safety Paper," with the U.S. Patent and Trademark Office. Applications are pending in Europe and Canada for "AuthentiGuard."

Patent Applications

            Currently, Document Security Systems has three formal patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT), which includes Europe, Australia, Japan, South Africa, China and approximately 120 additional foreign countries. In addition we have formal provisional patents filed with the same countries for two additional technologies.

            The applications cover 18 different technologies. Included are our AuthentiGuard™ ObscuraScan, AuthentiGuard™ Survivor 21, AuthentiGuard™ VeriGlow and 15 other anti-counterfeiting technologies.

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

            In October 2003, we entered into an agreement with IDT Venture Capital Corporation, a subsidiary of IDT Corporation. Pursuant to that agreement, IDT Venture Capital Corporation agreed to pay on our behalf certain legal costs incurred by us in auditing our intellectual property rights. In consideration for this agreement, we issued to IDT 500,000 common stock warrants and 100,000 shares of common stock.

Patent and Technology Ownership

            We entered into the anti-counterfeiting and authentication business when we acquired our subsidiaries in the second and third quarters of 2002, as discussed above. The subsidiaries and their former shareholders owned partial interests in certain technology, trade secrets and patents. Thomas Wicker, who is our Chief Technology Officer, is the son of the late Ralph Wicker, an inventor who focused his talents on anti-counterfeiting technology that would work with copiers and scanners. The original United States patents owned by Ralph Wicker were Patent No. 5,018,767 (granted in May, 1991) and 5,193,853 (granted in March, 1993).

            Patent No. 5,018,767 is a Process patent for the method of making counterfeit-proof images in documents. Using this process, replication produced by a scanner, copier or an electro-optical device, with a specific scanning protocol, is distorted in color or pattern. Patent No. 5,193,853 is a Product patent for a press printed document designed to be counterfeit- resistant and is based on the principles in Patent No. 5,018,767 The document produces a distortion in the color or pattern when the document is being copied on a copier, scanner or similar device. By way of further explanation, the document contains an image (such as VOID) that is not visible to the naked eye but becomes visible when the document is copied.

            Several years prior to our acquisition of the intellectual property, the Wickers filed suit against the U.S. government claiming patent infringement on the use of their intellectual property on the newly designed U. S. $100 bill denomination that was distributed to the public for the first time in 1996.

            In 1999, the Court ruled that certain claims of U.S. Patent 5,193,853 were invalid because the Court determined there were two prior art European patents. The Wickers later allowed this patent to lapse. The Court further ruled that certain claims of U.S. Patent 5,018,767 were also invalid due to the existence of this prior art.

            It should be noted that the prior art patents were later reviewed by the European Patent Office when they were cited by the Wickers in a counterpart EPO patent application. The Technical Board of Appeals of the EPO ruled that the Wickers' technology was patentable over the two prior art patents cited in the U.S. case. The Wickers were unable to use this finding in their appeal of the U.S. decision since it was discovered after the trial and therefore not allowed in the appeal process.

            We believe that the European patent that we now own containing the same anti-counterfeiting currency protection technology is therefore in force and fully valid.

            Consolidation of Patent Interests

            Effective January 1, 2004, we amended the November 2002 agreement in which we acquired Document Security Consultants, Inc. and Imperial Encryption, Inc. from members of the Wicker Family. That original agreement provided that we share with them on a 50/50 basis all future royalties generated from 16 license agreements. As part of the amendment, we paid the Wicker Family members $90,000 in exchange for their relinquishing the rights to their share of the future royalties. This was a one-time payment and we now receive 100% of all royalties generated from the original 16 licensees.

            As discussed above, effective February 25, 2005, we purchased the various legal ownership and economic interests in certain technology (patents and trade secrets) from 44 "Interest Holders" who had purchased these interests in the technology from the original inventors of the technology, Ralph C. Wicker  (deceased) and members of his family. The technology related to these interests includes patent rights and trade secrets in certain document anti-fraud and anti-counterfeiting technology. We were a partial owner or licensee of the technology prior to the completion of the transaction.

            Prior to completion of this transaction, there were approximately 49 interest holders (other than the Wicker Family) with varying degrees of ownership in the technology. Some Interest Holders held "net" economic rights, others held "gross" economic rights and others had actual legal ownership and/or expansive licensing rights to the technology.

            In December 2004, we also entered into a definitive binding agreement with the Wicker Family which effectively provides that we have obtained the legal ownership of the same technology (including patent ownership rights) previously held by the Wicker Family.

            The agreement with the Wicker Family provides that we will retain 70% of the future economic benefit derived from the exploitation of the technology, which may include licensing or royalty rights, patent or other infringement suits or enforcement actions, and the Wicker Family will receive 30% of such economic benefit, on a gross basis. By purchasing various economic rights from the "net" and "gross" interest holders, we will be entitled to additional future economic benefit from the Wicker Family's 30% portion. The Wicker Family may not enter into any new assignments or licenses with respect to the technology.

            We sought to purchase these interests in order to centralize ownership of the technology, which we believe will allow for more coordinated protection and enforcement of the technology rights, and allow for greater exploitation of the rights. We were not able to reach an agreement with approximately five Interest Holders and are continuing negotiations with two additional Interest Holders. Any gross or net Interest Holder who does not or has not completed the transaction with us will continue to have their rights under their original license agreements with the Wicker Family.

            We jointly own Patent No. 5,707,083 with R.R. Donnelly. Under the terms of our agreement with R.R. Donnelly, it has no rights in any revenue generated by us through the technology represented by the patent. R.R. Donnelly may license the technology but is required to split any revenue with us after costs associated with any licensing. RR Donnelly has licensed technology from us and the Wicker Group related to Patent 5,018,767 for several years.

            We are continually and aggressively developing new and improved technologies. We currently have several formal and provisional patent applications filed with the U.S. and under the Patent Cooperation Treaty for foreign approvals.

            We cannot be assured that our applications will be approved. We believe that the technologies are unique and that they are all "first-of-a-kind." We plan to continue to research and develop exclusive technologies mainly in the document security field.

Licensing Agreements

            We expect to exploit our anti-counterfeiting technology and trade secrets through licensing arrangements with potential customers, including government entities and private companies. Our technology can be utilized in protecting against counterfeiting and unauthorized copying or creation of many different forms of documents, including corporate documents such as internal reports or memorandums, paper currency, identification records and securities. In 2004 we added three new licensees and we eliminated five licensees for breach of contract or by mutual agreement. To date, the licensing fees and royalties we have received have been minimal. We anticipate that we will be able to significantly increase our licensing activity in 2005 since a portion of the 80 plus companies testing our various technologies have expressed interest in entering contract negotiations. One of our business strategies is to only license pre-qualified candidates that meet certain pre-established size and capabilities criteria. We only want to license companies that have the highest regard for security and have reputations for quality production standards. We are also in negotiations with some large end users of the technology where they have the right to print under their technology at their security printer of choice. This business segment is dynamic and we are continuing to review this portion of our business model.

            Revenue from Licensing can take several forms. Licenses can be for a single technology or for a package of technologies.   Licensee's can choose from a variety of payment models:

· Pay one price per year – Licensee will estimate their annual usage and a single payment is paid and reviewed each year based on actual results.

· Pay a percentage of sales of the technology – Licensees only pay as they sell product containing the technology. If, for example, they sell $1 million in our security technology printing, they would pay us from 3.5% to 10% of the sales price of their jobs.

· Pay on a per piece method – Licensees pay royalties based on a price per piece.   A pre-determined price schedule is implemented based on job volumes and a per-piece price is utilized. The higher the volume, the lower the price.

Commercial Printing

            In August 2002, we acquired the business of the Rochester, New York commercial printing firm (Lester Levin Inc.) that operates under the trade name Patrick Printing. The purpose of our acquisition of Patrick Printing was to obtain access to a facility for our research and development activities for the document security and anti-counterfeiting business. Although the revenue of the Patrick Printing business segment was significant in relation to our total net revenue in fiscal year 2004, we regard the ownership of Patrick Printing as providing us with research facilities in a non-laboratory environment, in which we are able to deal with actual customers while also enabling us to offset the costs of our research by the gross profit, if any, generated from commercial printing.

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

Non-Related Businesses

            Legal Supplies Business

            As part of the purchase of our printing operation, we acquired a business that sells legal forms and supplies to attorneys and law firms. This segment of our company, which now trades under the name The Legal Store, generates a significant part of its business via its e-commerce website, www.legalstore.com. Although our printing division provides The Legal Store operation with printing services and security products for resale to the legal profession, we do not consider The Legal Store as a part of our core operation. We now have under review the various options for the future direction of this business.

Sales and Marketing

            In 2004 we continued to allocate resources for the development of sales materials, trademarks and a major upgrade of our corporate website. We feel that we are an early market stage company. We deal with a very dynamic and ever changing portfolio of products and processes. After we develop and test our new intellectual property, our first step to bring it to market begins when we develop trade names and trademarks for the technology. Once we determined that we had a portfolio of products, but no real brand awareness to tie it all together, we decided to allocate some of our financial resources to market research to develop our brand name that describes what we, as a company, provide to the marketplace. After a significant amount of time and resources, we chose to trademark the term "AuthentiGuard™."  We believe that the name is synonymous with our products and processes. All of our technologies perform two functions. They authenticate originals and they also protect and guard originals from duplication and counterfeiting. "AuthentiGuard™" is now utilized as our company's brand name. We have trademarked it in the United States, Canada, Europe and parts of Africa. Our next task was to develop the brand look or logo. When that was completed, we then changed the name of our product suite of products and processes by accenting each technology name with the "AuthentiGuard™" name by preceding each product and process name. For example, we have "AuthentiGuard™ Phantom" as well as "AuthentiGuard™ Prism" and "AuthentiGuard™ VeriGlow."   As an example of usage of the logo for "AuthentiGuard™", Boise White Paper LLC agreed to co-brand our technology as they had the logo placed on the cover of their "Boise Beware" Safety Paper packages.

            We also undertook a complete re-design of our corporate website. The goals of our website re-design were to develop a more professional look, prominently display our new brand names, educate clients on our portfolio suite of products, communicate with our investors and improve the site's availability for search engines. We maintain www.documentsecurity.com as our corporate website.

            At the conclusion of 2004, we announced the signing of an exclusive licensing and marketing agreement with Boise White Paper LLC ("Boise") whereby Boise markets and sells our blank Safety Paper on an exclusive basis in North America. The process included working closely with Boise on various types of market research and the development of their brand name and associated packaging. We believe our efforts in this area have helped Boise create a new exciting product that will be highly successful in the market place. Sales from the product began in December 2004.

            We expect 2005 will be a turning point for our company. We will move from product and brand development to a year in which we hope to complete revenue generating agreements with the over 80 companies that have been testing our various technologies.

            We recently announced an agreement with Digicomp Inc., a highly regarded software development company that specializes in technology applications for the check and forms industry, to create user friendly software versions of our AuthentiGuard™ product suite. Among other objectives, this company will greatly reduce the time that potential customers take reviewing and testing the technology by eliminating many of the equipment settings printers need to make before they can begin printing samples. Also, this software will greatly enhance accounting and control. Another feature of the software will also allow our technology to easily "talk" to the new generation of digital variable data printing engines such as the Xerox IGEN, Kodak Versamark and the Hewlett Packard Indigo machines. Our software will allow these machines to print safe secure financial instruments such as gift certificates, checks, rebates, etc., with several of our most potent technologies.

            In 2005, we believe the real impact will be felt from our North American exclusive safety paper (Boise Beware) agreement with Boise. The product roll-out began in March 2005 when Boise began educating its sales force and providing their sales people with samples and pricing. Current plans for mid-2005 include the placement of the product in more than 900 OfficeMax stores in the U.S. and in the Grand and Toy stores in Canada. This will include the support of a relatively large marketing campaign. The CopyMax retail copy operations located inside or near the Office Max stores are also expected to be selling and recommending the "Boise Beware" paper product line to its copy customers.

            One of our objectives for the coming fiscal year is to redesign our pricing models to optimize our profit potential. This may include further changes to or refinements to our licensing programs. We are considering, among other things, a "pay one price model" which gives us a more predictable and controllable income stream. We may also consider the actual manufacturing of secure printing products on behalf of end users and vendors. Manufacturing has lower margins but the sales are significantly higher. We think these and other pricing options we are developing will drive a more profitable business model for our company.

            We recently engaged Martin, Fisher, Thompson Associates, a Washington D.C. lobbying group to represent us and our technologies with Federal departments, agencies and associations.

            We will be reorganizing and expanding our sales operation to accommodate all of our 2005 initiatives. We have recently hired a former Oracle Corporation national account sales representative to head our sales organization. This person will work closely with our CEO to help design new revenue models and expand our sales efforts by bringing our products and processes to the world's largest companies and governments.

Competition

            Our industry is highly competitive and characterized by rapid technological change and product innovations and evolving standards. Many of our competitors have longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products. Competition may also force us to decrease the price of our products and services. There is no assurance that we will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable us to establish selling prices and gross margins at profitable levels.

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

            Some of our competition includes Standard Register Company, who specializes in printing security technologies for the check and forms and medical industries. Another competitor is the international security printing firm, De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies.

            Xerox, an industry leader in copying and scanning, has made recent entries into the anti-counterfeiting arena. One such product requires a blue or red light for its identifier. Xerox has also announced a special toner and is calling the prints from this special toner "Holographs," which we believe that by definition, are not true holographs. In our opinion, a better term to define this technology is the use of "clear-coat varnish," which Xerox is applying as a toner from a copy machine rather than from the traditional printing press.   Xerox also has a competing Safety Paper product called "X Void."

            Other competing hidden word technologies that are being marketed by competitors include the "Big Dot" and "Little Dot" technology, which we believe is not effective in high-level modern digital copiers. Also, our studies indicate that use of thermo-chromatic or heat sensitive inks wear out quickly and are not useful in warm climates.

            Digital watermarks are also being introduced into the marketplace by Digimarc Corporation and MediaSec Technologies LLC. These digital protection systems require software and hardware such as scanners and computers to implement and utilize the technology and consequently, this technology must be utilized in a controlled environment with the necessary equipment to create the verification process.

Employees

            We have 21 full-time employees, two of which are executive officers, and we have one independent consultant. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement and we believe that our relations with our employees are good.

Government Regulation

            In light of the events of September 11, 2001 and the subsequent war on terrorism, governments, private entities and individuals have become more aware of, and concerned with, the problems related with counterfeit documents. Homeland Security is still a high priority in the United States. While there are no specific regulations or laws, which directly impact our business, this new heightened awareness may result in new laws or regulations which could impact our business. We believe, however, that any such laws or regulations would be aimed at requiring or promoting anti-counterfeiting, and therefore would have a positive impact on our business plans.

ITEM 2 - PROPERTY

            Our executive and administrative offices are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614. We currently sublease approximately 4,700 square feet of office space under a master lease, which expires in May 2006, at a cost of approximately $3,900 per month. We also rent approximately 3,000 square feet of additional space in downtown Rochester for our printing and supplies businesses under leases expiring in 2006 and 2008. Our total rent expense for the second space is approximately $4,260 per month. We believe our facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

            On January 31, 2003, we commenced an action entitled "NEW SKY COMMUNICATIONS, INC., AS SUCCESSOR-IN-INTEREST TO THOMAS M. WICKER, THOMAS M. WICKER ENTERPRISES, INC. AND DOCUMENT SECURITY CONSULTANTS V. ADLER TECHNOLOGIES, INC. N/K/A ADLERTECH INTERNATIONAL, INC. AND ANDREW MCTAGGERT" (U.S. DISTRICT COURT, WESTERN DISTRICT OF NEW YORK CASE NO. 03-CV-6044T (F)) regarding certain intellectual property in which we have an interest. We brought suit alleging various causes of action against Adler Technologies, Inc. ("Adler") and Andrew McTaggert ("McTaggert") for breach of contract, breach of the duty of good faith and fair dealing and various business torts. Adler distributes and supplies anti-counterfeit currency devices and McTaggert is a principal of, and the primary contact at, Adler. Adler had entered into several agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which were acquired by us in 2002. These agreements, generally, authorized Adler to manufacture in Canada our "Checkmate(R)" patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including "Archangel," an anti-copy technology, and "Blockade," which creates a wave pattern on documents when they are reproduced or scanned. It is our contention that Adler breached   these agreements, failed to make an appropriate accounting, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed that it owns or co-owns or has a license to use certain of our technology, including several U.S. patents.

            The case is in the discovery phase and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTaggert or that Adler's counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology

            We will be undertaking significant patent enforcement projects in 2005. We have acquired a legal team and performed the due diligence and intelligence gathering necessary to accomplish this task.   Patent enforcement will be critical and a high-priority project for our company in the coming year.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Our Annual Meeting of Shareholders was held on December 17, 2004. The matters before the shareholders for vote, as described in our Proxy Statement dated as of November 11, 2004 were:

            1. The election of six persons to the Board of Directors;

            2. The approval of the 2004 Employee Stock Option Plan and all options granted to date; and

            3. The approval of the 2004 Non-executive Director Stock Option Plan and all options granted to date.

            Shareholders of record as of November 8, 2004 were entitled to attend and vote at the meeting. As of the record date of November 8, 2004, there were 10,926,818 shares of Common Stock outstanding. Shareholders representing 9,303,548 shares were present for quorum purposes in person or by proxy.

            All of the matters before the Meeting were approved by the shareholders. The results of the voting were as follows:

            1. Election of Directors

Name of Nominee	Votes For	Votes Withheld

Patrick White	9,296,160	7,388

Thomas Wicker	9,296,206	7,342

Alan E. Harrison	9,296,161	7,387

Timothy Ashman	9,296,141	7,407

Robert Fagenson	9,296,160	7,388

Ira A. Greenstein	9,296,125	7,423

            The directors were elected for terms of one year. The Board is comprised of a total of six persons.

            2. Approval of 2004 Employee Stock Option Plan

Votes For	Votes Against	Votes Withheld

8,305,217	58,030	940,301

            3. Approval of 2004 Non-Executive Director Plan

Votes For	Votes Against	Votes Withheld

8,166,145	199,604	937,799

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our common stock is listed on the American Stock Exchange, where it trades under the symbol "DMC." Prior to April 22, 2004, our common stock was traded on the OTC Bulletin Board.

            The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2003	$2.30	$0.70
June 30, 2003	2.30	1.50
September 30, 2003	7.00	2.10
December 31, 2003	5.10	3.50

QUARTER ENDING	HIGH	LOW
March 31, 2004	$7.00	$4.15
June 30, 2004	9.90	5.40
September 30, 2004	9.80	5.15
December 31, 2004	7.83	5.26

            On March 24, 2005 our Common Stock had a high of $6.80 and a low of $6.72 and a closing price of $6.79.

Issued and Outstanding

            Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 30, 2005, we had 12,008,902 shares of common stock, issued and outstanding.

            Recent Issuances of Unregistered Securities

            Shares Issued For Services

            During 2004, we issued a total of 58,000 shares of our common stock in payment for services. Of this total, 18,000 shares were issued to employees pursuant to a previously determined vesting schedule and were valued at $3,840, which represented the market value at the date of the grant; and we also issued 40,000 shares of common stock in satisfaction of an outstanding obligation for services which were rendered in 2003. The expense for the services was recorded as an accrued expense payable in December 2003 in the amount of $190,601, or $4.76 per share, which approximated the market value of the securities at the time the liability was recorded.  All of the shares issued for services were issued without registration in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted as to transferability.

            Shares Issued for Purchase of Patent Interests

            In January 2005, we commenced an offer to acquire various patent interests from approximately 42 persons and entities who had purchased these interests in the technology from the original inventors of the technology, Ralph C. Wicker (deceased) and members of the Wicker Family. We issued a total of 541,460 shares of our Common Stock for the rights of the various interest holders who accepted the offer. The total aggregate cost of the acquisition of the interests from the Interest Holders is expected to be approximately $4,228,000. The value of the shares of our Common Stock was determined based upon the price of our Common Stock on the earlier of the date that the Interest Holder delivered their acceptance of the offer to us, or February 15, 2005. The closing price of the shares of our Common Stock on the American Stock Exchange on February 15, 2005 was $7.25 per share. The shares issued in the transaction are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities. We have agreed to file a registration statement with the Securities and Exchange Commission on or before June 1, 2005 to register for resale 20% of the shares that were received by each Interest Holder.

            Securities Authorized For Issuance under Equity Compensation Plans

            The following table provides summary information as of December 31, 2004 for all of our stock option plans and other outstanding options and warrants issued as compensation. See Item 10 - Executive Compensation - Stock Option Plans of this Form 10-KSB and Note 6 to our consolidated financial statements for additional discussion.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders
2004 Employee Stock Option Plan	63,000	$ 6.48	137,000
2004 Non-Executive Director Plan	23,750	4.59	76,250
Equity compensation plans not approved by security holders
Contractual option grants for services(1)	1,032,500	3.29	-

Total	1,119,250	$ 3.50	213,250

            (1) All of these options/warrants were issued during fiscal year 2003. Of such 1,032,500 grants, 500,000 were exercised in March 2005 and are no longer outstanding.

Stockholders

            As of March 24, 2005, we had approximately 8,000 beneficial owners of our common stock and 4,379 record holders.

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

Share Repurchased by the Registrant

            We have not purchased or repurchased any of our securities in the fiscal year ended December 31, 2004 including the fourth quarter.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

            Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described below that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

            We are a supplier of document security technology. We supply document security technology to security printers, corporations and governments primarily in the United States. Some examples of the wide range of uses for our technology are in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, checks, and school transcripts.

            We entered this market by acquisition during the second half of 2002. The majority of our technology revenue will come from multi-year contracts with security printers who pay for the technology, based either on a percentage of the sales price of the printed secure document or on a pre-negotiated per-piece royalty. In addition, we sell and manufacture Safety Paper through third-party licensees. Beginning in January 2005, our branded Safety Paper is being distributed by Boise White Paper LLC on an exclusive basis throughout North America. Safety Paper is a paper which reveals hidden warning words, logos or images when a clear plastic viewer is placed over the paper or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate copy or the computer digital file. We believe we are one of the leading providers of safety paper. Our patented version of the paper was recently successfully tested on the new generation of check scanners, which are being installed in financial institutions.

            We expect that our new technologies developed in 2003 and 2004 will result in additional revenue during fiscal 2005. These advanced technologies protect, as well as identify, documents as originals or counterfeits. Large security printers and packaging companies are testing our technology and we expect that our technologies will be embedded on pharmaceutical packaging, consumer product packaging, checks, and currencies.

            In fiscal 2004, we invested nearly $422,000 in research and development efforts. We also spent approximately $361,000 for the acquisition of patent interests, which included $90,000 for the acquisition of future royalty fees on certain licensing agreements and $271,000 for patent legal fees associated with the patent applications,  acquisition of new patents, and economic rights. Our research and development costs are treated as an expense of operations while the direct payments for obtaining patents is capitalized as an asset on our balance sheet. In 2005, we have continued to consolidate our patent portfolio by acquiring various economic and patent ownership interests for approximately $4.2 million of our stock. We believe we now have the flexibility to take full advantage of the worldwide need for our products and technologies.

            We made significant marketing advances in 2004 by consolidating our products for marketing under the new AuthentiGuard™ brand, which we believe will be much more recognizable in the coming year. Marketing expenses in 2004 were up more than 150% to approximately $333,000.

            We intend to increase our revenues by expanding the uses for our Safety Paper to a wide range of industries, both in North America and internationally and expect to benefit from our new distribution agreements. We plan to actively seek revenue from government agencies, commercial printers, packaging companies, publishers, engineers, the gaming, medical, financial, and pharmaceutical industries, schools and colleges.

            Additional revenue is generated from the sale of printing and specialty office supplies to the legal profession. The principal purpose of these non-core sales is to provide a testing ground for our products and to offset research and development costs associated with the development of our technologies.

            We expect that the licensing of our various document security technologies will begin in 2005 to show significant increases in royalty income. In addition, we will seek to form business alliances and joint ventures with other document security companies.

            By aggressively enforcing our intellectual property rights, we believe that we will be able to secure additional and ongoing revenue.

            Our market development strategy is to provide our product and technologies to large volume document users and packaging distributors at a fair and competitive price. We intend to minimize barriers to adoption and encourage the broad-based deployment of our technologies. For example, the Federal Aviation Administration approved one of our technologies for our aerospace clients who utilize our technology in their spare parts order forms and packing slips. We intend to license similar documents, such as world currencies and products for the personal identification document market. Our goal is to significantly increase revenue during the next two to three years.

            Since our entry into the document security industry, we have invested a significant portion of our resources and capital in formulating our infrastructure, developing our products and technology and building our sales and marketing organizations. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with early stage technology and applications.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING DECEMBER 31, 2004 AND DECEMBER 31, 2003

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales

            In the fiscal year ending December 31, 2004, we had net sales of $1,594,768. This represents an increase of $310,024, or 24%, over sales of $1,284,744 in the year ended December 31, 2003. Approximately 30% of the increase in sales resulted from our core business segment, document security.

            Net sales from our primary business activity, document security and anti-counterfeiting, were $425,786 in 2004, an increase of $93,466, or more than 28% over 2003 net sales of $332,320. Although we consider these sales to be nominal, as the year 2004 was devoted to continuing our research, consolidating our ownership of existing patents, and putting the sales infrastructure in place to capitalize on what we believe is significant demand for our technologies and products. We are optimistic that we will be able to obtain significant increases in sales from our technologies in the 2005 fiscal year.

            We are not actively soliciting additional printing sales related to our commercial printing business, unless they are related to our core anti-counterfeiting technology business. Our sales in 2004 from our printing segment totaled approximately $691,000, which compares to 2003 sales of $527,000. This represents a 31% increase over 2003.

            Our legal forms and supplies business segment is a non-core part of our company and we have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment, approximately $455,000 in 2004, appear to be significant as to our total sales, we do not expect that to be so in 2005 and in subsequent years. Sales in 2003 from our legal supplies business were approximately $397,000. This represents a 15% increase over 2003. We are continuing to evaluate our various options as to our plans for this division.

Gross Profit

            Our combined gross profit for the year ended December 31, 2004 increased by $96,263, or 17.2%, to $658,083 as compared to the gross profit of $561,820 reported in fiscal 2003. The increase in gross profit resulted primarily from the increase in sales as there was only a slight year-to-year change in cost of goods sold as a percentage of sales, from 56% in 2003 to 59% in 2004.   Gross profit of our core document security unit increased $4,850 or 2.6% from $189,230 in 2003 to $194,070 in 2004. Gross profit as a percentage of sales in our core business declined from 56.9% to 45.6%. This percentage decline resulted from the increased proportion of sales of relatively lower profit margin of safety paper as a percentage of the total sales of the document security business unit. As our product sales mix shifts, towards our higher margin technology products, we expect our overall product gross profit margin to increase.

Expenses

Operating Expenses

            Selling, general and administrative expenses, for the year ended December 31, 2004, increased $767,083 to $1,879,078 from $1,111,995 in fiscal year 2003. This represents an increase of 69% over 2003. This increase reflects additional expenses associated with an increase of staff as we build our capacity and infrastructure. In addition, we experienced higher corporate governance expenses and we also experienced additional costs from our new corporate headquarters location. Listed below is additional detail regarding the specific expense categories:

Payroll expenses - As the number of our employees increased in all aspects of our operations, our total payroll expense increased 9,6% or $43,603 from $452,724 in 2003 to $496,327 in 2004. The increase of staff size and corresponding increase in total payroll, positions us to handle the expected growth in our core anti-counterfeiting operations.

Marketing expenses - increased nearly 152% or $200,847 from $132,533 in 2003 to $333,380 in 2004. The increase of this expenditure is due to a brand name creation project, the costs of developing trademarks and the associated re-packaging of our technology products and processes, and a complete re-design of our corporate website.

Professional fees - increased $372,765 from $92,306 in 2003 to $465,071 in 2004. This more than three-fold increase was primarily a response to expenses required for enhanced corporate governance. Included in 2004 were expenses for enhanced corporate governance, audit, securities and general corporate legal fees, and legal fees in connection with the litigation referred to above in Item 3- Legal Proceedings.

Stock Exchange listing fees - In 2004 we also incurred expenses totaling $68,500 related to the listing of our common stock on the American Stock Exchange that we did not have in 2003.

Depreciation expense - as part of selling, general and administrative expenses declined approximately 7.6% or $4,761 from $62,686 in 2003 to $57,925 in 2004. In 2004, an additional $69,869 of depreciation expense was included as part of the cost of sales rather than as expense, which compares to $42,454 in 2003. Included in this expense are costs associated with leasehold improvements for our new corporate headquarters.

Other selling, general and administrative expenses - in 2004, added up to $457,875 compared to $371,746 in 2003. The bulk of the increase in these expenses was due to rent of $47,000 and other costs associated with our new corporate headquarters.

Research and Development

            As a technology company dependent upon innovation and concerned with the constant updating of our patents and trade secrets, we increased our total expenditure for research and development by 82% or $190,002, from $231,716 in 2003 to $421,718 in 2004. The bulk of the increase was associated with the costs of tests for the development of new technologies and the improvement of previous technologies.

Impairment of Goodwill

            As part of our annual fair value test of recorded goodwill, we estimated that as of December 31, 2004, our printing unit (Patrick Printing) had sustained an $81,013 impairment of goodwill. This non-cash charge to operations is presented as "Loss on goodwill impairment" in the accompanying statement of operations.

Patent Protection

            In 2003 we had an additional category of operating expense, Patent protections expense, which totaled $647,376. That sum represented the value of stock and warrants issued to IDT Venture Capital Corporation for assistance with the protection of our patent portfolio. We did not have a similar item of expense in 2004.

Interest Income and Expense

            Our interest expense increased to $28,434 in 2004, up from $18,975 in 2003. This increase primarily came about because of an increase of the average principal balance of our liabilities. Interest income increased in 2004 to $55,181 from $3,818 the prior year, as the average balance of our invested funds was higher than in 2003.

Net Loss

            Net loss before taxes increased $244,789 or 16.9%, from $1,452,290, in fiscal year 2003, to $1,696,979, in fiscal year 2004. The increase in the pre-tax loss was the result of an increase, in 2004 over 2003, of selling, general and administrative expenses of $767,083; an increase of research and development expense of $190,002; a loss on impairment of goodwill of $81,013, which were offset by increased gross profit of $96,263, the reduction of patent protection expense of $647,376; and a net increase of other income-net of $49,670.

            Net loss after taxes in 2004 was $1,703,866 compared to $1,452,190 in 2003 or an increase of $251,676. The 2004 after-tax net loss was computed after providing for state tax of $6,887.

Loss per Share

            The basic net loss per common share was $0.16 for the year ended December 31, 2004 and $0.16 for the year ended December 31, 2003. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In 2004, the weighted average of common shares outstanding was 10,895,676 compared to 9,341,289 in fiscal year 2003.

Key Indicators of Future Results

            We believe that our gross profit margin is a significant key indicator for our company. We expect that our gross margin, as a percentage of sales, should grow significantly because our variable costs of goods associated with our technology sales is low and as our royalty income and licensing fees become a larger part of our total revenue, our overall costs of sales percentage will decline. We continue to expect that operating expenses as a percentage of sales will continue to increase in the near-term as we build our infrastructure; increase our marketing activities; meet corporate governance standards; and incur costs associated with our intellectual property portfolio. We feel that the increase of our operating expenses will begin to level off, and then drop significantly as a percentage of sales once our sales, license fees and royalties rise due to the investments delineated above.

Liquidity and Capital Resources

            At December 31, 2004, we had cash and cash equivalents of approximately $2,658,000, which was down from $5,115,722 on December 31, 2003. At March 25, 2005, we had cash and cash equivalents of approximately $3,800,000. As of December 31, 2004, we had an additional $300,000 of restricted cash and cash equivalents that is being used as collateral for a bank loan to reduce our borrowing costs. Our total current assets ended the fiscal year 2004 at $3,166,439 compared to $5,390,723 at the end of 2003. Current liabilities increased approximately $24,000 from $515,801 at year-end 2003 to $539,730 at year-end 2004. Our working capital, which is the difference between our current assets and current liabilities, was $2,626,710 at December 31, 2004 compared to $4,874,922 at the end of 2003. The ratio of our current assets to our current liabilities, referred to as our current ratio, was 5.9:1 at December 31, 2004 compared to 10.5:1, at December 31, 2003.

Cash Flow

            We did not generate cash from operations in 2004 or 2003. Our operating activities consumed $1,424,196 of cash in 2004 compared to $326,710 in the fiscal year ended December 31, 2003.

            We anticipate an increase in royalties from our licensing agreements with minimal additional ongoing costs. We also expect a significant increase in our safety paper sales.

            Although our net loss in 2004 was $1,703,866, it included non-cash charges for depreciation and amortization of approximately $128,000 and charges for professional and other services, in the total amount of $59,000, which were not paid for with cash, but with our stock, stock options and warrants.

            We have been able to pursue our business plan primarily from the receipt of cash from financing activities. In accordance with our business plan, we have been applying the proceeds of a private placement of our securities, which was completed in December 2003, to develop our anti-counterfeiting business.

            In the first fiscal quarter of 2005, up until March 24, 2005, we have received approximately $1,450,000 from the exercise of our common stock warrants, which included $1,250,000 from IDT Venture Capital Corporation, and approximately $200,000 from other warrant holders who purchased the warrants as part of our private placement, which was completed in December 2003.

            We believe that we now have sufficient cash for our needs for at least the next 12 months.

            In order to support our existing and proposed long-term operations, we may need additional financing. Although we have outstanding warrants to purchase our common stock, at exercise prices below the current market price, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we may be required to raise funds, by borrowing or selling stock, to meet our cash needs and there is no guarantee that, at that time, we will be able to raise additional funds, or if we are able to, it would be at terms acceptable to us.

Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Capital Expenditures

            Our core business of developing and selling anti-counterfeiting products is more intellectually-intensive than equipment-intensive. However, in 2004, as part of our major infrastructure initiative and new corporate headquarters, we spent approximately $329,000 for fixed assets, including $53,000 for furniture and fixtures; $183,000 for equipment; and $92,000 for leasehold improvements.   We also had capitalized lease assets of $159,470 in 2004. In 2005, we expect to make only some minor capital expenditures for replacement equipment for research and development purposes, furniture and fixtures to accommodate new hires, as well as some new and improved sales administration and project management software packages.

Inflation

            Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2004.

Critical Accounting Policies

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements for the fiscal year ended December 31, 2004 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, as well as loss contingencies and restructurings. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Long lived assets

            Fixed assets are carried at cost. Depreciation is computed over the estimated useful life of five to seven years using the straight-line depreciation method. Leasehold improvements are amortized over the shorter of their useful life or the lease term. Intangible assets consist primarily of royalty rights, patents and contractual rights. Amortization is computed over the estimated useful life of five to ten years using the straight-line depreciation method. Patents and contractual rights will begin to be amortized when placed in service. Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Income Taxes

            We have recorded deferred tax assets relating primarily to net operating loss carryforwards for United States federal and state tax purposes. We recorded a valuation allowance equal to 100% of the carrying value of our net deferred tax assets to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, a resulting reduction of the valuation allowance would increase our income in the period the determination was made. At December 31, 2004, we had approximately $1.9 million in gross deferred tax assets, which were fully offset by a valuation allowance.

Revenue Recognition

            We recognize revenue from product sales when the goods are shipped to the customer and title has been transferred. We do not engage in bill and hold transactions and do not enter into inventory consignment agreements. We also generate royalty fees from the sale of licensee agreements for the use of our document security technology. Royalty revenue will be generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporation our intellectual property components. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

Stock Based Compensation

            In the past several years we have issued warrants and options to non-employees for services and in connection with obtaining equity. We estimated the fair value of those securities using the Black-Scholes warrant and option pricing model. The Black-Scholes model uses critical assumptions that significantly affect the estimated fair value of those awards, such as an estimated volatility factor of our common stock and the estimated lives of the awards (which is equal to the maximum contractual term for awards to non-employees). Additionally, as further discussed below under "Recent Accounting Pronouncements," we are required to recognize compensation expense on options issued to employees beginning in 2006, and we expect that we will use similar estimation methods. Changes in the volatility of our common stock and other estimation factors used in the Black-Scholes model can significantly impact the estimated value and resultant compensation cost on similar equity instruments issued in the future.

Risk Factors

            An investment in our securities is subject to numerous risks, including the Risk Factors described below. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-KSB, including our financial statements and related notes.

            This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities and Exchange Act of 1934. Investors are cautioned that there are additional risks associated with investing in our Company, and are referred to the Risk Factors contained in our other Exchange Act filings with the SEC, which risks may change from time to time. Any forward-looking statements in this report are based on current conditions; expected future developments and other factors we believe are appropriate in the circumstances. Investors are cautioned that such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. We make no commitment to update any forward-looking statement included herein, or disclose any fact, events or circumstances that may affect the accuracy of any forward-looking statement.

We have a limited operating history with our business model, which limits the information available to you to evaluate our business.

            Since our inception in 1984, we have accumulated deficits from historical operations of approximately $7,900,000 at December 31, 2003, which has increased to approximately $9,550,000 at December 31, 2004. The bulk of those deficits were mainly derived from the previous movie production business organization that preceded our document security technology business. Our current business is based upon technology and assets that we have acquired only since July 2002. We have had minimal revenues generated to date from this technology. We have continued to incur losses since we began these new operations. Also, you have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

Current litigation may affect our technology rights and plan of operation.

            On January 31, 2003, we commenced an action entitled "NEW SKY COMMUNICATIONS, INC., AS SUCCESSOR-IN-INTEREST TO THOMAS M. WICKER, THOMAS M.WICKER ENTERPRISES, INC. AND DOCUMENT SECURITY CONSULTANTS V. ADLER TECHNOLOGIES, INC. N/K/A ADLERTECH INTERNATIONAL, INC. AND ANDREW MCTAGGERT" (UNITED STATES DISTRICT COURT, WESTERN DISTRICT OF NEW YORK CASE NO.03-CV-6044T(F)) regarding certain intellectual property in which our company has an interest. The suit was commenced by our company alleging various causes of action against Adler Technologies, Inc. ("Adler") and Andrew McTaggert ("McTaggert") for breach of contract, breach of the duty of good faith and fair dealing and various business torts. Adler distributes and supplies anti-counterfeit currency devices and McTaggert is a principal of, and the primary contact at, Adler. Adler had entered into several agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which were acquired by our company in 2002. These agreements, generally, authorized Adler to manufacture in Canada our "Checkmate®" patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including "Archangel," an anti-copy technology, and "Blockade," which creates a wave pattern on documents when they are reproduced or scanned. It is our contention that Adler has breached these agreements, failed to make an appropriate accounting, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against our company, claiming it (Adler) owns or co-owns or has a license to use certain technologies of ours, including several U.S. patents. If Adler is successful it may materially affect us, our financial condition, and our ability to market certain technology.

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

            We cannot assure you that a sufficient number of such companies will demand our products or services or other document security products. In addition, we cannot predict the rate of market's acceptance of our document security solutions. Failure to maintain a significant customer base may have a material adverse effect on our business.

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

            Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our President, Chief Executive Officer and Chief Financial Officer; Thomas Wicker, our Vice-President of Research and Development; and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. We have also extended our employment agreements with Thomas Wicker and David Wicker to June 2007. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

            Certain provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

·  Authority of the Board of Directors to issue preferred stock.
·  Prohibition on cumulative voting in the election of directors.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 follow Item 14, beginning at page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On January 6, 2004, we engaged the firm of Freed Maxick & Battaglia, CPAs, PC as our independent auditing firm and determined not to continue the retention of Michael F. Cronin, CPA as our independent auditor.

            The termination of Michael F. Cronin, CPA was recommended and approved by the Audit Committee of our Board of Directors and is not the result of any disagreement with Michael F. Cronin, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Michael F. Cronin, CPA, had been our independent auditor for the fiscal years ended December 31, 2002 and 2001 and the reports issued by Michael F. Cronin, CPA did not contain any adverse or qualified opinions, did not contain any disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. In addition, during the last two fiscal years of his engagement and subsequent periods, there were no disagreements with Michael F. Cronin, CPA regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to his satisfaction, would have caused him to make reference to the subject matter in connection with his report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

            Prior to the change of accounting firms, neither the Board of Directors nor management consulted Freed Maxick & Battaglia, CPAs, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

            Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer (who serves as our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer (who serves as our principal accounting officer) and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material periodic SEC filings.

(b) Changes in internal controls.

            There were no changes to internal controls in the 90-day period prior to December 31, 2004, the end of our fiscal year, or in the period from January 1, 2005 to the date of the filing of our report on Form 10-KSB.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Patrick White	51	Chairman of the Board, President, CEO and Chief Financial Officer
Thomas M. Wicker	43	Vice President and Director
Alan E. Harrison	55	Director
Timothy Ashman	62	Director
Robert Fagenson	56	Director
Ira A. Greenstein	44	Director

            The principal occupation and business experience for each executive officer and director, for at least the past five years, follows:

            Patrick White was named Chairman, President and Chief Executive Officer and Chief Financial Officer of Document Security Systems, Inc., in August 2002. A former financial services and printing industry executive, he had previously spent 23 years at Rochester Community Savings Bank, which was later acquired by Charter One Bank. During his tenure, the bank grew from an $800 million private thrift to a $4 billion publicly held institution. Since 1989, Mr. White owned and operated four printing companies, and during this tenure he updated his original traditional offset printing companies to a state-of-the-art digital imaging operation. Since 1990, he worked in the research and development of various document security technologies and began marketing security print products in 1994. He holds both a Bachelor of Science degree in Accounting, and an MBA from Rochester Institute of Technology.

            Thomas M. Wicker joined our company as Vice President and Director in August 2002. He has worked as a document security scientist for over 20 years. Prior to joining us, he worked for the document security consulting firm, Thomas M. Wicker Enterprises. Currently Mr. Wicker serves as a Vice President and Chief Technology Officer of the Company, directing the technical operations behind our patented document security properties. Mr. Wicker has consulted for the Federal Bureau of Investigation, the Central Intelligence Agency, Moore Business Forms, American Bank Note Company and various other government and high-end corporate security printers.

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

            Robert Fagenson is the Chairman and President of Fagenson & Company, a New York Stock Exchange member brokerage firm. Mr. Fagenson is also Vice Chairman of Van der Moolen Specialists USA, LLC, the fourth-largest New York Stock Exchange specialist firm. Mr. Fagenson formerly served as a Director and Vice Chairman of the New York Stock Exchange. Mr. Fagenson is currently the vice chairman of VDM Specialists, a member firm of the New York Stock Exchange. Mr. Fagenson also serves as a member of the Board of Directors for Rent-Way Inc. Mr. Fagenson was appointed to our Board of Directors in September 2004.

            Ira A. Greenstein is President and a Director of IDT Corporation (NYSE: IDT), a leading provider of wholesale and retail telecommunications services with annual revenues over $1.8 billion. IDT also enables computer users to place calls via the Internet to a regular telephone through its Net2Phone (NASDAQ: NTOP) subsidiary. Prior to joining IDT in January 2000, Mr. Greenstein was a partner in the law firm of Morrison & Foerster LLP from February 1997 to November 1999 where he served as the chairman of the firm's New York Office business department. Concurrent to his stint at Morrison & Foerster, Mr. Greenstein served as general counsel and secretary of Net2Phone from January 1999 to November 1999. Prior to 1997, Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Meagher & Flom LLP. Mr. Greenstein also served on the Securities Advisory Committee to the Ontario Securities Commission from 1992 through 1996. From 1991 to 1992, Mr. Greenstein served as counsel to the Ontario Securities Commission. Mr. Greenstein currently serves on the Board of Overseers of Touro College. Mr. Greenstein received a B.S. degree from Cornell University and a J.D. from Columbia University Law School. Mr. Greenstein was appointed to our Board of Directors in September 2004.

            Our Directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our executive officers are elected by the Board of Directors and hold office at the will of the Board, subject to any employment agreements.

Compensation of Directors

            Members of our Board of Directors have not received compensation for attendance at board meetings and do not currently receive cash compensation in any form, except for reimbursement of travel expenses. In order to attract and retain qualified persons to our board, in January 2004, we established, subject to shareholder approval, a stock option plan for our non-executive board members. The plan provides for the granting of five-year options, to purchase our stock at 100% of fair market value at the date of grant. Under the plan, each non-executive director receives options to acquire 5,000 shares upon becoming a board member and 5,000 shares each year thereafter while serving as a director. For joining the Board at a point partially within a year, the award is pro rated. The stock option plan was approved by our shareholders on December 17, 2004.

Committees of the Board of Directors

            During the fiscal year ended December 31, 2003, we did not have any Committees of the Board of Directors and our common stock was not listed on the American Stock Exchange. On January 5, 2004, we established an Audit Committee and a Compensation Committee. The original members of the two committees were Timothy Ashman and Alan Harrison, both of whom are independent directors as defined under Part 1, Section 121 of the American Stock Exchange Company Guide. On September 24, 2004 the Board of Directors was increased by two members and Mr. Robert Fagenson and Mr. Ira Greenstein were appointed to fill the vacancies. Both Mr. Fagenson and Mr. Greenstein are independent directors as defined under Part 1, Section 121 of the American Stock Exchange Company Guide.

Audit Committee

            Prior to January 5, 2004, we did not have an Audit Committee and our Board, as a whole, performed the functions of an Audit Committee. On January 5, 2004, the Board of Directors formed an Audit Committee comprised of our then two independent directors (as defined under Part 1, Section 121 of the American Stock Exchange Company Guide), Mr. Harrison and Mr. Ashman. Both Mr. Ashman, who serves as Chairman of the Audit Committee and Mr. Harrison have been the sole members of the Audit Committee since its formation. Mr. Ashman, as determined by our Board of Directors, qualifies as a "financial expert" as defined in Item 401 under Regulation S-B of the Securities Act of 1933.

Compensation and Management Resources Committee

            On September 24, 2004, the Board of Directors formed a Compensation and Management Resources Committee, the members of which consist of Mr. Harrison, Mr. Fagenson and Mr. Greenstein all of whom are independent directors (as defined under Part 1, Section 121 of the American Stock Exchange Company Guide). Mr. Harrison serves as Chairman of the Compensation Committee.

Nominating and Corporate Governance Committee

            On September 24, 2004, our Board of Directors formed the Nominating and Corporate Governance Committee of the Board of Directors. The current members of this committee, are Patrick White, Ira Greenstein and Alan Harrison, of whom, Mr. Greenstein and Mr. Harrison are independent directors (as defined under Part 1, Section 121 of the American Stock Exchange Company Guide). Mr. Harrison serves as Chairman of this Committee.

Compliance with Section 16(a) of the Securities Exchange Act

            Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2004, except for the filing of Form 4 by Mr. White to report the grant of stock options in June 2004 which were subject to approval by our shareholders of the stock option plan which was completed in December 2004. Mr. White has advised the Audit Committee that the required filing is in the process of being completed.

Code of Ethics

            On January 5, 2004, our Board of Directors adopted a Code of Ethics for our employees and management, including our Chief Financial Officer and Chief Executive Officer. Our Code of Ethics was included as an Exhibit to our Report on Form 10-KSB filed for the fiscal year ended December 31, 2003.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table(1) provides summary information for the years 2004, 2003 and 2002 concerning cash and non-cash compensation paid to Patrick White, our President, Chief Executive Officer and Chief Financial Officer.

	Annual Compensation			Long-Term Compensation	Other Compensation

Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options

Patrick White President, Chief Executive Officer and Chief Financial Officer (2)	2004	$ 125,354	$ 0	30,000 Shares(3)	$ 0
	2003	75,000	0	0 Shares	0
	2002	31,250	0	0 Shares	0

            (1) The columns for "Other Annual Compensation," "Restricted Stock Awards" and "LTP Payouts" have been omitted because there is no such compensation to be reported.

            (2) Mr. White's employment commenced August 1, 2002.

            (3) Represents options to acquire shares of common stock granted to Mr. White, of which 10,000 have vested and 20,000 are subject to future vesting requirements. The exercise price of the options is $7.25.

            The prior Chief Executive Officer is no longer with the Company. No other executive officer had compensation equal to or in excess of $100,000 during the fiscal year ended December 31, 2004.

Option/SAR Grants in Last Fiscal Year

            The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2004 made to our named executive officers.

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options Granted to Employees/SARs in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Patrick White	30,000	100%	$7.25	7/1/2011

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

            The following table sets forth information related to the exercise of stock options by Mr. White and information related to the fiscal year-end value of unexercised stock options held by our named executive officer.  We have not issued any stock appreciation rights.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick White	N/A	N/A	10,000	20,000	$ 0	$ 0

Employment Agreements

            Patrick White

            Effective June 10, 2004, we entered into a new employment agreement with Patrick White, who serves as our Chairman, Chief Executive Officer, President and interim Chief Financial Officer. The agreement was negotiated and approved by the Compensation Committee of the Board of Directors. The agreement is for a term of five years, with an annual base salary of $150,000, with automatic increases at the rate of not less than 10% per year. Under the agreement, Mr. White also was granted 30,000 options, which vest at the rate of 10,000 immediately, and thereafter 10,000 per year. The grant of these options was ratified by the vote of our shareholders in conjunction with their approval of the 2004 Employee Stock Option Plan at our annual meeting, which was held on December 17, 2004. In the event that Mr. White is terminated without cause or his duties are materially changed without his consent or there is a change of control of the Company, he will be entitled to 18 months salary. The agreement also provides for non-competition and non disclosure by Mr. White in favor of the Company. A change of control is defined as (i) the Board of Directors of the Company approves of (A) any merger, consolidation, reorganization or other business combination of Company where the pre transaction shareholders of the Company do not continue to own 50.1% of the post transaction outstanding shares of Common Stock having the right to vote in an election of Company's Board of Directors, (B) the sale, exchange, transfer or other disposition of all or substantially all of the assets of Company (in one transaction or a series of transactions contemplated by any party as a single plan), or (C) any plan or proposal for the liquidation or dissolution of Company; or (ii) any person or entity, together with all "affiliates" and "associates" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act")) of such person or entity, shall become the "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of Company representing 50.1% or more of either (A) the combined voting power of Company's then outstanding securities having the right to vote in an election of Company's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of Company.

            Thomas M. Wicker

            We entered into an employment agreement with Mr. Thomas Wicker in connection with our acquisition of his company in 2002. Mr. Thomas Wicker's duties included serving as an officer and as a member of our Board of Directors. He presently serves as Vice President and Chief Technology Officer. Under the agreement, all future proprietary intellectual property or technology developed by Thomas Wicker during the term of his employment shall be deemed to be developed by him, for us, on a work-for-hire basis, and all right, title and interest in such intellectual property and technology shall be our sole and exclusive property. Mr. Thomas Wicker also agreed to restrictive covenant and non-competition provisions, which prevents him from working for or providing services to any competing entity for a two-year period following termination of his employment. As part of the initial employment agreement, Mr. Thomas Wicker assigned to us all of his rights in certain patents, trade secrets and intellectual property. During fiscal year ended December 31, 2003, Mr. Thomas Wicker's previous employment agreement provided for a base annual salary of $63,000 and was subject to an automatic two-year extension upon mutual agreement. In October 2003, the Company agreed to make 24 consecutive monthly payments on a personal loan obtained by Mr. Thomas Wicker from Charles LaLoggia, one of our significant shareholders. The cost per month to the Company for the loan payments is approximately $870. Mr. Thomas Wicker is required to pay the remaining principal balance in full to Mr. LaLoggia in September 2005.

            On June 11, 2004, we entered into a new employment agreement with Mr. Thomas Wicker. The new agreement was negotiated and approved by the Compensation Committee of the Board of Directors. The agreement is for a term of three years, with an annual base salary of $72,500, with automatic increases at the rate of not less than 10% per year. Under the agreement, Mr. Thomas Wicker is eligible to receive a cash bonus at the end of each year, conditioned on the financial performance of the Company and the discretion of the Compensation Committee or the Board of Directors. In addition, Mr. Thomas Wicker is eligible to participate in the Company's 2004 Employee Stock Option Plan. Mr. Thomas Wicker's agreement also includes provisions for an 18 month severance payment following termination without good cause.

Stock Option Plans

            Our employees, directors and officers are eligible to participate in our two existing option plans, as described below.

            2004 Employees' Stock Option Plan

            In January 2004, our Board of Directors approved, subject to shareholder approval, the adoption of the 2004 Employees' Stock Option Plan (the "2004 Plan") to provide for the grant of options to purchase up to 200,000 shares of our common stock to all employees, including executive officers. Shareholders approved the 2004 Plan on December 17, 2004. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Internal Revenue Code, or options which do not so qualify ("Non-ISOs"). We did not have a stock option plan in effect during the fiscal year ended December 31, 2003.

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

            As of December 31, 2004, a total of 63,000 options were granted under the 2004 Plan. Of these, 23,000 are immediately exercisable and 40,000 are subject to vesting requirements. As of March 30, 2005, we had outstanding an aggregate of 123,000 options under the 2004 Employees' Stock Option Plan.

            Non-Executive Director Stock Option Plan

            Also in January 2004, our Board of Directors adopted The Non-Executive Director Stock Option Plan (the "Director Plan"), which provides for options for up to 100,000 shares to non-executive directors and advisors. The Director Plan was approved by our shareholders on December 17, 2004. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors (or upon the approval of this plan if the director joined prior to its adoption date) and (b) 5,000 shares of our common stock shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director, who has not served as a director for an entire year prior to January 2nd of each year then such non-employee director shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.

            The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of the common stock of our company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. Neither the Board nor the Compensation Committee has discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

            As of December 31, 2004, options for 23,750 shares had been granted under the Director Plan. In January 2005, an additional 15,000 options were granted to our four non-executive directors under the Director Plan. As of March 30, 2005, we had outstanding an aggregate of 38,750 options under the Director Plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            As of March 30, 2005, we had 12,008,902 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors, officers and principal shareholders (those owning more than 5% of the Company's outstanding Common Stock) of the Company and by all officers and directors as a group as of March 30, 2005.

Name and address	Common Shares Owned		% Common Shares Owned

Patrick White	811,100	(1)	6.7%	(7)
58 Bosworth Field
Mendon, New York 14506
Officer and Director

Thomas Wicker	1,000,000	(10)	8.3%
5908 Stone Hill Road
Lakeville, New York 14480
Officer and Director

Alan E. Harrison	13,750	(2)	less than 1%
185 Canterbury Rd.
Rochester, NY 14607
Director

Timothy Ashman	12,600	(3)	less than 1%
6 Chadwell Circle
Fairport, NY 14450
Director

Robert B. Fagenson	1,007,500	(4)	8.4%	(8)
535 E. 86th Street
New York, New York 10028
Director

Ira A. Greenstein	7,500	(5) (6)	less than 1%
c/o IDT Venture Capital Corp.
520 Broad St.
Newark, NJ 07102 Director

Vera Neuman	1,000,000		8.3%
1102 53rd Street
Brooklyn, New York 11219

Martin Vegh	1,000,000		8.3%
121 Joseph Avenue
Staten Island, New York 10314

Charles M. LaLoggia	1,586,610	(10)	13.2%
457 Park Avenue
Rochester, New York 14607

All Officers and Directors	2,852,450	(1)	23.7%	(9)
(-6- persons) as a Group, 1,2,3,4,5,6,10

            (1) Includes options  which may be immediately exercised to purchase 10,000 shares of common stock.

            (2) Consists of options which may be immediately exercised to purchase 13,750 shares of common stock.

            (3) Includes options which may be immediately exercised to purchase 10,000 shares of common stock.

            (4) Includes options which may be immediately exercised to purchase 7,500 shares of common stock.

            (5) Consists of options which may be immediately exercised to purchase 7,500 shares of common stock.

            (6) Does not include 600,000 shares of common stock owned IDT Venture Capital Corporation of which Mr. Greenstein disclaims beneficial ownership. Mr. Greenstein is an executive officer and director of IDT Corp, which is affiliated with IDT Venture Capital Corporation.

            (7) Calculation based on 12,018,902 shares of common stock

            (8) Calculation based on 12,016,402 shares of common stock

            (9) Calculation based on 12,057,652 shares of common stock

            (10) Mr. Thomas Wicker has pledged 400,000 shares owned by him as collateral for a loan from Mr. LaLoggia.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Effective June 2004, we entered into new employment agreements with Mr. Patrick White, Thomas Wicker and Mr. David Wicker. The terms of these agreements are described above in ITEM 10 - EXECUTIVE COMPENSATION, EMPLOYMENT AGREEMENTS.

            As part of Mr. White's employment agreement, he was granted 30,000 options, of which 10,000 vested at the time of the grant and the balance of 20,000 are to vest 10,000 per year. The grant of these options was ratified by the vote of our shareholders in conjunction with their approval of the 2004 Employee Stock Option Plan at our annual meeting, which was held on December 17, 2004. The options are exercisable at $7.25 per share and expire in July 2011.

            In November 2004, we refinanced an outstanding loan and line of credit, which had principal balances totaling approximately $259,000. The loan and line of credit had been secured by the assets of our subsidiary, Lester Levin, Inc. and were personally guaranteed by Patrick White. The new loan, which refinanced the debts, is secured by a certificate of deposit and did not require Mr. White's personal guaranty.

            Effective January 1, 2004, we entered into an agreement with members of the Wicker Family, which amended an agreement dated November 1, 2000. The amendment terminated the Wickers' rights to future royalties and license fees. We paid a total of $90,000 to various members of the Wicker Family as consideration for their waiver of future payments. Of the $90,000, $10,000 was paid directly to Thomas Wicker, who is a director and executive officer of our company and $10,000 to David Wicker, who is an employee of our company. The Estate of Ralph Wicker and three other Wicker Family members received the balance of $70,000.

            In December 2004, we entered into a definitive binding agreement with members of the Wicker Family which effectively provided that we have obtained the legal ownership of the same technology (including patent ownership rights) previously held by the Wicker Family. The members of the Wicker Family executing the agreement were The Estate of Ralph Wicker, Mary Wicker, Thomas Wicker, David Wicker, Christine Wicker, Kenneth Wicker and Michael Caton. Thomas Wicker serves as an executive officer and director of our company. His brother, David Wicker, is an officer of our company. The agreement with the Wicker Family provides that we will retain 70% of the future economic benefit derived from the exploitation of the technology, which may include licensing or royalty rights, patent or other infringement suits or enforcement actions, and the Wicker Family will receive 30% of such economic benefit, on a gross basis. The Wicker Family may not enter into any new assignments or licenses with respect to the technology. The Wicker Family members did not receive any securities of Document Security Systems, Inc., as part of this agreement.

            In October 2003, we entered into an agreement with IDT Venture Capital Corporation, which gave us access to legal assistance and patent expertise as it pertained to patent enforcement issues and a review of our overall patent portfolio. In connection with the agreement we issued to IDT Venture Capital Corporation 100,000 shares of our common stock and warrants to acquire an additional 500,000 shares of our common stock at $2.50 per share. The warrants were scheduled to expire on February 1, 2014. On September 24, 2004, Mr. Ira Greenstein, the President of IDT Venture Capital Corp. was elected to our Board of Directors. On March 24, 2005, IDT Venture Capital Corporation exercised its warrants by payment to us of $1,250,000.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

3.1	Articles of Organization, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).*
3.2	By-laws, as amended (incorporation by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).*
10.2	Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company's Form 10Q for March 31, 1997).*
10.3	Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company's Form 10Q for June 30, 1996).*
10.4	Agreement dated May 12, 1997, between New Sky Communications, Inc. and Syracuse Film Productions, LLC (incorporated by reference from the Company's Form 10-K for December 31, 1997). *
10.5	Promissory Note dated March 24, 1999 from New Sky Communications, Inc. to Carl R. Reynolds (incorporated by reference form Company's Form 10K for December 31, 1999).*
10.6	Agreement dated March 22, 1999 between New Sky Communications, Inc. and Movieplace.com (incorporated by reference from Company's Form 10-K for December 31, 1999).*
10.7	Employment Agreement, dated December 5, 2001 between New Sky Communication, Inc. and E. Anthony Wilson. (incorporated by reference from Company's Form 10-KSB for December 31, 2001).*
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

10.14	Form of Warrant Agreement between the Registrant and Fordham Financial Management, Inc.(incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004).*
10.15	Form of Warrant Agreement between the Registrant and W.A.B. Capital (incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004).*
10.16	Form of Warrant Agreement between the Registrant and Howard Safir (incorporated by reference on Company's registration statement on Form S-3 filed on January 20, 2004).*
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

10.21 (1)	Form of Licensing and Marketing Agreement between Registrant and Boise White Paper LLC dated January 19, 2005. (redacted version)
10.22	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Net Interest Holders. (filed as Exhibit 10.1 to form 8-K dated February 25, 2005)*
10.23	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Gross Interest Holders (filed as Exhibit 10.2 to Form 8-K dated February 25, 2005)*
10.24	Agreement of Sublease dated May 2004 for the Premises Located at 28 E. Main Street, Rochester, New York (filed as Exhibit 10.1 to Form 10-QSB for the Quarter ended June 30, 2004)*
10.25	Form of Employment Agreement dated as of June 10, 2004 between Registrant and Patrick White (filed as Exhibit 10.2 to Form 10-QSB for the Quarter ended June 30, 2005)*
10.26	Form of Employment Agreement dated as of June 11, 2004 between Registrant and Thomas Wicker
10.27	Form of 2004 Employee Stock Option Plan (filed as Appendix D to Proxy Statement for the Meeting of Shareholders held on December 17, 2004)*
10.28	Form of Non Executive Director Stock Option Plan (filed as Appendix E to Proxy Statement for the Meeting of Shareholders held on December 17, 2004)*
14	Code of Ethics (filed as Exhibit 14.1 to Form 10-KSB for the fiscal year ended December 31, 2003.
16	Letter on change of Certifying Accountant (incorporated by reference to the Registrant's Report on Form 8-K filed on January 9. 2003 as Exhibit 99.1). *
17.1	Resignation letter of Carl R. Reynolds, dated December 3, 2001 (incorporated by reference from Company's Form 10-KSB for December 31, 2001). *
17.2	Resignation letter of E. Anthony Wilson dated August 1, 2002 (incorporated by reference from Company's Form 8-K filed on August 8, 2002). *
21	Subsidiaries of Registrant
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC
31.1	Certification -18 USC 1350 Section 302
32.1	Certification -18 USC 1350 Section 906

            (1) This exhibit contains a redacted copy of the agreement. We have filed a confidentiality request with the Commission with respect to certain portions of the agreement.

 (b)   Reports on Form 8-K

            On October 28, 2004, we filed an amendment under Form 8-K/A, to correct a typographical error in Item 5.02 of our Form 8-K filing of September 30, 2004.

            On December 22, 2004, we reported on Form 8-K, under Item 5.02 the election of directors, and approval of stock option plans at our shareholders' meeting.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

            The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick & Battaglia, CPAs, PC for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2004 and 2003 were $60,650 and $41,500, respectively. Our previous principal accountant, Michael F. Cronin, CPA billed for professional services in 2003, $10,285. Freed, Maxick, & Battaglia, CPAs, PC was engaged as our principal accountant effective January 4, 2004, and their services included auditing the financial statements contained in their report on Form 10-KSB for the years ended December 31, 2004 and 2003.

Audit Related Fees

            The aggregate fees billed for other related services by our principal accountant, Freed Maxick & Battaglia, CPAs, PC and Michael F. Cronin, CPA, that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant Freed Maxick & Battaglia, CPAs, PC for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 were $11,100 and $-0-, respectively. No fees for tax services were billed by Michael F. Cronin, CPA.

All other Fees

            No other fees were billed by our principal accounting firms for the years 2004 and 2003.

Audit Committee

            Our Audit Committee, since January 4, 2004, approved, in advance, all work performed by our principal accountant, Freed Maxick & Battaglia, CPAs, PC. Prior to January 4, 2004, our board of directors, which had functioned as our Audit Committee, approved, in advance, all work performed by our then principal accountant, Michael F. Cronin, CPA.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders' Equity	F-5

Notes to the Consolidated Financial Statements	F6 - F22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Document Security Systems, Inc. and Subsidiaries
Rochester, New York

            We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

FREED MAXICK & BATTAGLIA, CPAs, PC
/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 21, 2005

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
 December 31,

ASSETS	2004	2003

Current assets:
Cash and cash equivalents	$2,657,865	$5,115,722
Accounts receivable, net	381,923	156,900
Inventory	62,494	76,644
Prepaid expenses	64,158	41,457

Total current assets	3,166,440	5,390,723

Restricted cash	300,000	-
Fixed assets, net	380,971	144,446
Equipment under capital lease, net	141,652	-
Goodwill	284,278	365,291
Other intangible assets, net	343,624	-

	$4,616,965	$5,900,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$409,868	$248,333
Accrued expenses	51,305	158,327
Current portion of long-term debt	47,894	22,800
Current portion of capital lease obligations	30,663	-
Line of credit	-	86,341

Total current liabilities	539,730	515,801

Long term debt	218,226	189,875

Long term capital lease obligations	118,267	-

Commitments (see Note 9)	-	-

Stockholders' equity:
Common stock, $.02 par value; 200,000,000
shares authorized	218,536	217,376
Additional paid-in capital	13,074,847	12,826,183
Accumulated deficit	(9,552,641)	(7,848,775)

Total stockholders' equity	3,740,742	5,194,784

	$4,616,965	$5,900,460

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended December 31,

	2004	2003

Sales, net	$1,594,768	$1,284,744

Costs of sales	936,685	722,924

Gross Profit	658,083	561,820

Operating expenses:
Selling, general and administrative expenses	1,879,078	1,111,995
Research and development	421,718	231,716
Loss on goodwill impairment	81,013	-
Stock and options issued for patent protection	-	647,376

Operating expenses	2,381,809	1,991,087

Loss before other income (expense)	(1,723,726)	(1,429,267)

Other income (expense):
Interest expense	(28,434)	(18,975)
Interest income	55,181	3,818
Other expense	-	(7,766)

	26,747	(22,923)

Loss before income taxes	(1,696,979)	(1,452,190)

Income taxes	(6,887)	-

Net loss	$(1,703,866)	$(1,452,190)

Net loss per share, basic and diluted	$(0.16)	$(0.16)

Weighted average common shares outstanding,
basic and diluted	10,895,676	9,341,289

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended December 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(1,703,866)	$(1,452,190)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization expense	127,894	105,140
Stock and stock warrants issued for services	59,223	790,056
Loss on goodwill impairment	81,013	-
(Increase) decrease in assets:
Accounts receivable	(225,023)	(19,770)
Inventory	14,150	(30,207)
Prepaid expenses	(22,701)	(22,943)
Increase in liabilities:
Accounts payable	242,136	180,925
Accrued expenses	2,978	122,279

Net cash used by operating activities	(1,424,196)	(326,710)

Cash flows from investing activities:
Purchases of fixed assets	(328,602)	(19,945)
Purchase of royalty rights	(90,000)	-
Purchase of patents and contractual rights	(271,624)	-

Net cash used by investing activities	(690,226)	(19,945)

Cash flows from financing activities:
Net (repayment) borrowings on line of credit	(86,341)	4,156
Repayment of long-term debt	(216,555)	(23,064)
Increase in restricted cash	(300,000)	-
Borrowings of long-term debt	270,000	-
Repayment of capital lease obligations	(10,539)	-
Issuance of common stock, net of expenses	-	5,025,062

Net cash provided (used) by financing activities	(343,435)	5,006,154

Net increase (decrease) in cash and cash equivalents	(2,457,857)	4,659,499

Cash and cash equivalents - beginning of year	5,115,722	456,223

Cash and cash equivalents - end of year	$2,657,865	$5,115,722

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 For the Years Ended December 31, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount

Balance, December 31, 2002	9,309,818	$186,196	$7,042,245	$(6,396,585)	$831,856

Stock issued for cash, net of related expenses	1,450,000	29,000	4,996,062	-	5,025,062
Stock issued for services, net	85,000	1,700	204,776	-	206,476
Stock issued to employees as compensation	24,000	480	3,360	-	3,840
Stock warrants issued for services	-	-	579,740	-	579,740
Net loss	-	-	-	(1,452,190)	(1,452,190)

Balance, December 31, 2003	10,868,818	217,376	12,826,183	(7,848,775)	5,194,784

Stock issued for satisfaction of obligations	40,000	800	189,801	-	190,601
Stock issued to employees as compensation	18,000	360	3,480	-	3,840
Stock options issued for services	-	-	55,383	-	55,383
Net loss	-	-	-	(1,703,866)	(1,703,866)

Balance, December 31, 2004	10,926,818	$218,536	$13,074,847	$(9,552,641)	$3,740,742

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - DESCRIPTION OF BUSINESS

            Document Security Systems, Inc. (the "Company") is a New York corporation formed in 1984 under the name Thoroughbreds USA, Inc. By amendment of its certificate of incorporation, the Company's name was changed to New Sky Communications, Inc. and in February 2003 it was changed again to Document Security Systems, Inc. The Company was a motion picture company that produced movies for domestic and foreign theater and video distribution, but was substantially inactive with minimal revenues. In 2002, the Company made several business acquisitions with the consequence of changing its business to providing printing services, selling preprinted legal documents, and developing, licensing and selling anti-counterfeiting technology and products.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation - The consolidated financial statements include the accounts of Document Security Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

            Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

            Restricted Cash - Restricted cash consists of a five year certificate of deposit, which is being held as security on a term loan (see Note 5)

            Accounts Receivable - The Company carries its trade accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management's estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2004 the Company established a reserve for doubtful accounts of approximately   $13,700 ($6,900 - 2003). The Company does not accrue interest on past due accounts receivable.

            Inventory – Inventories consist primarily of patented security paper and legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.

            Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. For the year ended December 31, 2004, depreciation expense amounted to approximately $109,900 ($60,000 - 2003).

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has four reporting units based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit.  The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments. During the year ended December 31, 2004, the Company determined that an impairment existed (see Note 4).

            Intangible Assets - Intangible assets consist of royalty rights, patent acquisition and application costs and contractual rights, which are being amortized over their expected lives.  Amortization expense and accumulated amortization at December 31, 2004 amounted to $18,000.  In 2003 the carrying value of covenants not to compete and capitalized loan costs were reduced to zero after incurring $45,000 in amortization expense that year (see Note 4).

            Fair Value of Financial Instruments -Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004.

            These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and term debt payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2004 and 2003.

            Revenue Recognition - Sales are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

            Research, Development and Related Expenses - These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Operations. Research and development expenses, covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses, totaled approximately $422,000 for the year ended December 31, 2004 ($232,000 - 2003).

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising Costs - The Company expenses advertising costs as incurred.  Advertising expense was approximately $33,000 for the year ended December 31, 2004 ($25,000 - 2003).

            Stock Based Compensation - The Company accounts for its employee stock option plans utilizing the intrinsic value method specified under APB Opinion No. 25, "Accounting for Stock Issued to Employees."  Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant.  In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company discloses the summary of proforma effects to reported net income (loss) and earnings (loss) per share as if the Company has elected to recognize compensation costs based on the fair value of the employee options at the grant date.  Nonqualified stock options and warrants issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.

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

            If the Company had generated earnings during the year ended December 31, 2004, 622,160 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the year ended December 31, 2003, 63,983 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. 1,411,750 and 700,000 stock options and warrants were outstanding and exercisable with exercise prices below market during 2004 and 2003, respectively.

            Concentration of Credit Risk - The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective January 1, 2003 and has included the additional required disclosures above under "Stock-Based Compensation." Such adoption did not have a material impact on the financial statements (see Note 6).

          In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which will be the Company's  first quarter of the year ending December 31, 2006. The Company  anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, the Company is still evaluating the potential impact from adopting this statement.

            Segment Reporting – In applying the provisions of Statement of Financial Accounting Standard No. 131 "Segment Reporting," the Company is organized, managed and internally reported as four business segments (see Note 11).

            Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - FIXED ASSETS

            Fixed assets consisted of the following at December 31:

	Estimated Useful Life	2004		2003 Purchased

		Purchased	Capitalized Under Capital Leases

Machinery & equipment	5 years	$471,884	$159,469	$287,477
Leasehold improvements	19 months (1)	115,413	-	23,800
Furniture & fixtures	7 years	61,491	-	8,908
Other		-	-	6,847

Total cost		648,788	159,469	327,032
Less accumulated depreciation		267,817	17,817	182,586

Net		$380,971	$141,652	$144,446

            (1) Expiration of lease term

            Depreciation expense for assets under capital leases was  $17,817 for the year ended December 31, 2004 ($0 in 2003).

NOTE 4. - INTANGIBLE ASSETS

            Goodwill - In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. As of December 31, 2004, the Company's estimate of the fair value of its reporting units indicated an $81,000 impairment of goodwill in its printing segment. This valuation adjustment is presented as "Loss on goodwill impairment" in the accompanying statement of operations. The goodwill remaining at December 31, 2004 consists of approximately $284,000 of which $81,000 and $203,000 were attributable to the legal store and document security segments, respectively.

            Other Intangible Assets - Amortizable intangible assets are comprised of the following at December 31, 2004:

	Useful Life	2004

Royalty rights	5 years	$90,000
Patent and contractual rights	10 years	271,624

		361,624
Less accumulated amortization		18,000

Net carrying value		$343,624

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - INTANGIBLE ASSETS (CONTINUED)

            Actual and expected amortization for 2004 and each of the next 5 years is as follows:

2004 Actual	$18,000
Expected:
2005	$31,581
2006	$45,162
2007	$45,162
2008	$45,162
2009	$27,162

NOTE 5. - LINE OF CREDIT AND LONG-TERM DEBT

            Long term debt consists of the following at December 31:

	2004	2003

5 year note payable in monthly installments of $5,230, including interest at 6.0%, secured by a $300,000 certificate of deposit held by the lender and classified as restricted cash on the accompanying consolidated balance sheet.	$266,120	$-

10-year note payable to CIT Small Business Lending Corporation. The holder of the note was partially guaranteed by the U.S. Small Business Administration. The note bore interest at the bank's prime rate (4.0% at December 31, 2003) plus 2.5%, was secured by a lien on the subsidiary's assets and was personally guaranteed by the Company's President. The note was refinanced during 2004.	-	212,675

	266,120	212,675

Less current portion	47,894	22,800

Long term debt	$218,226	$189,875

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

            5 year maturities are as follows:

2005	$47,894
2006	50,891
2007	54,074
2008	57,457
2009	55,804

$266,120

            Line of Credit - The Company's subsidiary, Lester Levin, Inc., had a bank line of credit facility with Fleet National Bank of up to $100,000. The arrangement was personally guaranteed by the Company's President and bore interest at the bank's prime rate + 2.5%. At December 31, 2003, the balance on the line of credit was $86,341. The line was refinanced in 2004 with proceeds from a new long term debt obligation described above.

NOTE 6. - STOCKHOLDERS' EQUITY

            Stock Issued for Cash – In December 2003, the Company completed a private placement of 116 units, at $50,000 per unit, for gross proceeds of $5,800,000. Each unit consisted of 12,500 shares of common stock and 3,125 common stock warrants, exercisable at a price of $5 per share through November 2008.  The private placement resulted in a total issuance of 1,450,000 shares of common stock and 362,500 warrants to investors. The net cash proceeds from the offering, after deduction of commissions, offering expenses and a consulting fee to the placement agent, was approximately $5,025,000.  The value of the warrants, determined using the Black Scholes pricing model, amounted to approximately $690,000.  As additional non-cash compensation to the placement agent, the Company issued an additional 362,500 warrants exercisable at a price of $4.80 per share through November 2008.  The value of the warrants, determined using the Black Scholes pricing model, amounted to approximately $708,000.  As of December 31, 2004, the shares have been registered and are no longer subject to transferability restrictions.

            Stock Issued for Services – During the year ended December 31, 2004, the Company issued 40,000 shares of its common stock in exchange for services valued at $190,601.  The shares were valued at  $4.76 per share, which approximated the market value at the time of agreements. As of December 31, 2004, the shares are not registered and are subject to restrictions as to transferability.

            During the year ended December 31, 2003, the Company issued 100,000 shares of its common stock in exchange for legal services valued at $211,876.  The shares were valued at  $2.12 per share, which approximated the market value at the time of agreement. As of December 31, 2004, the shares are not registered and are subject to restrictions as to transferability.  Also, 15,000 shares issued in 2002 for services rendered were returned to the Company and cancelled by mutual agreement.  The previous charge to expense in 2002, in the amount of $5,400, was reversed in 2003.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - STOCKHOLDERS' EQUITY (CONTINUED)

            Stock Issued to Employees - During the year ended December 31, 2002, the Company granted to employees rights to 96,000 shares of common stock.  The stock rights vest 25% per year over a four-year period.  The market value of the shares at the date of grant was $.14 per share or $13,000, and is being recorded as compensation expense over the vesting period.  Compensation expense for the year ended December 31, 2004 amounted to $3,840 ($3,840 - 2003).  During the year ended December 31, 2004, 18,000 shares vested and were issued to the employees (24,000 shares in 2003).

            Stock Warrants Issued for Services - In 2003 the Company granted 725,000 warrants in connection with the private placement. The Company also granted 700,000 warrants as non-employee compensation for services rendered as follows:

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

            The Company granted warrants to purchase a total of 100,000 shares of common stock as compensation for consulting services.  The warrants have an exercise price of $3.00 per share. Of these warrants, 40,000 vested immediately; 30,000 will vest upon receipt of a minimum of $1 million in fees generated by the consultant in the first year, which lapsed in 2004; and the remaining 40,000 will vest upon receipt of a minimum of $1 million in fees generated by the consultant in the second year. The warrants expire five years from the vesting dates. The value of the warrants amounted to $165,100, determined using the Black-Scholes pricing model. In the year ended December 31, 2003, $66,040 was charged to consulting expense for the vested warrants and the balance of $99,060 was deferred to future periods until the conditions are met to allow for vesting.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - STOCKHOLDERS' EQUITY (CONTINUED)

            The following is a summary with respect to warrants outstanding at December 31, 2004 and 2003 and activity during the years then ended:

	2004		2003

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Shares outstanding January 1	1,425,000	$3.72	-	$0.00

Granted during the year	-	$0.00	1,425,000	$3.72

Exercised	-	$0.00	-	$0.00

Lapsed	30,000	$3.00	-	$0.00

Outstanding at December 31	1,395,000	$3.74	1,425,000	$3.72

Weighted average months
remaining		69.3		80.3

Warrant summary:
	Warrants Outstanding		Warrants Exercisable

	Weighted		Weighted
Range of	Average		Average
Exercise	Exercise		Exercise
Prices	Shares	Price	Shares	Price

$2.00-$4.99	1,002,500	$3.30	1,002,500	$3.30

$5.00-$7.75	392,500	$4.85	362,500	$5.00

Total Shares	1,395,000		1,365,000

Stock Option Plans

            2004 EMPLOYEES' STOCK OPTION PLAN

            In January 2004, our Board of Directors approved, the adoption of The 2004 Employees' Stock Option Plan (the "2004 Plan") to provide for the grant of options to purchase up to 200,000 shares of our common stock to all employees, including executive officers. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Internal Revenue Code, or options which do not so qualify ("Non-ISOs"). We did not have a stock option plan in effect during the year ended December 31, 2003.  This plan was approved by the stockholders' at a stockholder meeting on December 17, 2004.

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

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - STOCKHOLDERS' EQUITY (CONTINUED)

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

            The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay the exercise price or any taxes that may arise in connection with the exercise or cancellation of an option. The Compensation Committee can also permit the payment of the exercise price of the options using the common stock of the company held by the optionee for at least six months prior to exercise.

            NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN

            Also in January 2004, our Board of Directors adopted The Non-Executive Director Stock Option Plan (the "Director Plan"), which provides for options for up to 100,000 shares to non-executive directors and advisors.  This plan was approved by the stockholders' at a stockholder meeting on December 17, 2004.

            Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of common stock shall be granted to each non-executive director upon joining the Board of Directors (or upon the approval of this plan if the director joined prior to its adoption date) and (b) 5,000 shares of common stock shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director, who has not served as a director for an entire year prior to January 2nd of each year then such non-employee director shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.

            The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of the common stock of our company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. Neither the Board nor the Compensation Committee has discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Compensation Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - STOCKHOLDERS' EQUITY (CONTINUED)

            The following is a summary with respect to options outstanding at December 31, 2004 and 2003 and activity during the years then ended:

	2004 Employee Plan		Non-Executive Director Plan

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Shares reserved under each plan	200,000		100,000

Shares outstanding January 1, 2004	-	$-	-	$-

Granted during 2004	63,000	$6.48	23,750	$4.59

Exercised	-	$-	-	$-

Lapsed	-	$-	-	$-

Outstanding at December 31, 2004	63,000	$6.48	23,750	$4.59

Reserved shares, not issued at
December 31, 2004	137,000		76,250

Weighted average months remaining		66.6		51.8

            The weighted average fair value of options granted by the Company in 2004 was $4.34 and $2.94 under the 2004 Employee Plan and Non-Executive Director Plan, respectively.  All of the above warrants and options have been valued on the date of grant using the Black-Scholes pricing model.  Following is the weighted average assumptions used in the model for warrants and options granted during the year ended December 31:

	2004	2003

Expected dividend yield	0.0%	0.0%
Expected stock volatility	79.0%	39.5%
Risk free interest rate	4.0%	2.0%
Expected life in years	5.0	6.8

            The following table summarizes the status of the Company's aggregate stock options as of December 31, 2004:

		Options Outstanding			Options Exercisable

			Weighted	Weighted		Weighted
Range of			Average	Average		Average
Exercise			Exercise	Remaining		Exercise
Prices		Shares	Price	Life	Shares	Price

$2.00-$4.99		13,750	$3.57	48.1	13,750	$3.57

$5.00-$7.75		73,000	$6.41	70.2	33,000	$6.41

	Total shares	86,750			46,750

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - STOCKHOLDERS' EQUITY (CONTINUED)

            The Company discloses the summary of proforma effects to reported net income (loss) and earnings (loss) per share as if the Company has elected to recognize compensation costs based on the fair value of the employee options at the grant date. No options were granted in 2003.

		Per Share

Net loss as reported	$(1,703,866)	$(0.16)
Increase in loss due to fair value
of employee options	(144,910)	(0.01)

Pro Forma loss	$(1,848,776)	$(0.17)

NOTE 7. - INCOME TAXES

            Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

	2004	2003

Currently payable:
Federal	$-	$-
State	6,887	-

Total currently payable	6,887	-

Deferred:
Federal	(639,106)	133,083
State	(98,491)	(56,757)

Total deferred	(737,597)	76,326
Less increase (decrease) in allowance	737,597	(76,326)

Net deferred	-	-

Total income tax provision	$6,887	$-

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - INCOME TAXES (CONTINUED)

            Individual components of deferred tax asset (liability) are as follows at December 31:

	2004	2003

Net operating loss carry forwards	$1,616,034	$2,362,805
Amortization of intangible assets	(17,427)	-
Warrants issued for services	247,380	226,099
Allowance for doubtful accounts	5,320	-

Net asset	1,851,307	2,588,904
Less valuation allowance	(1,851,307)	(2,588,904)

	$-	$-

            The Company has approximately $4,150,000 in net operating loss carryforwards ("NOL's") available to reduce future taxable income.  Due to the change in stock ownership of the Company during 2002 and 2003, the amount of NOL's that can be utilized each year to reduce taxable income is limited.  The net operating loss utilized to determine the deferred tax asset in 2003 was reduced to reflect this limitation. Due to the uncertainty as to the Company's ability to generate sufficient taxable income in the future and utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  These carryforwards expire at various dates from 2004 through 2024.

            The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2004	2003

Statutory United States federal rate	(34)%	(34)%
State income taxes net of federal benefit	(5)	(3)
Permanent differences	(5)	(2)
Expiration of net operation loss	87	18
Change in valuation reserves	(43)	21

Effective tax rate	-%	-%

NOTE 8. - RETIREMENT PLAN

            The Company sponsors a simple individual retirement account covering all eligible employees.  Employees may elect to defer a portion of their salary on a pre-tax basis.  The Company will match the employers contribution up to 3% of the employees annual compensation.  During the year ended December 31, 2004, the Company contributed approximately $11,000 to the plan ($7,000 - 2003).

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - COMMITMENTS

            Facilities - The Company leases a total of approximately 7,200 square feet of office space for its administrative offices, its digital printing facilities and legal stationery business at a monthly rental aggregating approximately $8,200. Current year expense was approximately $84,000 ($52,000 -2003).   The leases expire through December 2008.

            Equipment Leases  - The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. Current year operating lease expense was approximately $77,000 ($63,000 - 2003).  The leases expire through September 2009.  A summary of lease commitments at December 31, 2004 are as follows:

		Operating Leases
	Capital
	Leases	Equipment	Facilities

Payments made in 2004	$15,250	$77,072	$84,108

Future minimum lease commitments:
2005	42,146	36,960	97,565
2006	42,146	33,010	58,615
2007	40,649	11,820	43,913
2008	32,354	970	43,913
2009	21,537	-	-

Total future minimum lease commitments	178,832	$82,760	$244,006

Less amount representing interest	29,902

Present value of future minimum lease
commitments	148,930
Less current portion	(30,663)

Long term portion	$118,267

            Employment Agreements - The Company has entered into a five-year employment agreement with its President and Chief Executive Officer, Mr. Patrick White. The agreement, with a starting date of July 1, 2004, provides for an initial annual salary of $150,000 and subsequent annual increases of not less than 10%. The agreement also granted Mr. White option on 30,000 shares under the Company's 2004 Employee Plan. Mr. White's options have a exercise price of $7.25, expire in 2011 and vest ratably over a 3 year period beginning July 1, 2004.

            The Company also employs Mr. Thomas Wicker as Director of Research and Development pursuant to a three-year employment agreement, with a starting date of June 11, 2004, and provides for an initial annual salary of $72,500 and subsequent annual increases of not less than 10%.

            The Company also employs Mr. David Wicker pursuant to a three-year agreement, with a starting date of June 17, 2004, and provides for an initial annual salary of $72,500 and subsequent annual increases of not less than 10%.

            All of the agreements provide for severance payments of 18 months of salary in the event of termination for certain causes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003

Cash paid for interest	$28,434	$18,975

Non-cash investing and financing activities:
Equity instruments issued for services	$249,824	$790,056

Equipment purchased via capital lease
arrangements	$159,469	$-

NOTE 11. - SEGMENT INFORMATION

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

Printing	-	The Company provides commercial printing and copying services to the metropolitan Rochester area.
Legal	-	The Company provides specialty legal supplies to lawyers and law firms located throughout the United States.
Document Security	-	The Company licenses document security technologies and manufacturers and sells safety paper products.
Film	-	The Company previously produced movies and distributed them through licensed distributors.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - SEGMENT INFORMATION (CONTINUED)

            Approximate information concerning the Company's operations by reportable segment as of and for the year ended December 31, 2004 and 2003 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2004:	Printing	Legal	Document Security	Film	Administrative	Total

Revenues from external customers	$691,000	$455,000	$426,000	$22,000	$-	$1,594,000

Interest expense	$16,000	$8,000	$-	$-	$4,000	$28,000

Depreciation & amortization	$78,000	$13,000	$19,000	$-	$18,000	$128,000

Expenses settled via equity instruments	$-	$-	$169,000	$-	$81,000	$250,000

Goodwill impairment	$81,000	$-	$-	$-	$-	$81,000

Operating (loss) profit	$(145,000)	$10,000	$(663,000)	$22,000	$(948,000)	$(1,724,000)

Capital expenditures	$343,000	$-	$330,000	$-	$145,000	$818,000

Identifiable assets	$460,000	$159,000	$902,000	$-	$3,096,000	$4,617,000

2003:
Revenues from external customers	$527,000	$397,000	$332,000	$29,000	$-	$1,285,000

Interest expense	$7,500	$7,500	$-	$-	$-	$15,000

Depreciation & amortization	$72,000	$33,000	$-	$-	$-	$105,000

Expenses settled via equity instruments	$2,000	$2,000	$647,000	$-	$139,000	$790,000

Operating (loss) profit	$(134,000)	$(45,000)	$(772,000)	$9,000	$(487,000)	$(1,429,000)

Capital expenditures	$20,000	$-	$-	$-	$-	$20,000

Identifiable assets	$361,000	$218,000	$351,000	$-	$4,970,000	$5,900,000

NOTE 12. - SUBSEQUENT EVENTS

            In the first quarter of 2005 the Company received $203,120 in proceeds from the exercise of warrants issued in connection with the 2003 private placement offering. The Company also received $1,250,000 in proceeds from the exercise of warrants issued in 2003. The warrants carried exercise prices of $5.00 and $2.50 per share respectively.

            The Company has completed, effective February 25, 2005, the purchase of various legal ownership and economic interests in certain technology (patents and trade secrets) from 42 persons and entities. The technology related to these interests include patent rights and trade secrets in certain document anti-fraud and anti-counterfeiting technology. The Company was a partial owner or licensee of the technology prior to the completion of the transaction.

            The Company expects to issue an aggregate of 583,106 shares of its common stock for the rights of the interest holders who accepted the offer. The value of the shares of common stock was determined based upon the price of common stock on earlier of the date that the interest holder delivered their acceptance of the offer to the Company or February 15, 2005. Based upon the closing price of the shares of common stock on the American Stock Exchange on February 15, 2005 ($7.25 per share), the total aggregate fair value of the acquisition of the interests from the interest holders was approximately $4,228,000.  This value will be capitalized as contractual rights when the stock is issued.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - SUBSEQUENT EVENTS (CONTINUED)

            In addition, the Company has entered into a definitive binding agreement with the Wicker Family which effectively provides that the Company has obtained the legal ownership of the same technology (including patent ownership rights) previously held by the Wicker Family. The members of the Wicker Family executing the agreement were The Estate of Ralph Wicker, Mary Wicker, Thomas Wicker, David Wicker, Christine Wicker, Kenneth Wicker and Michael Caton. Thomas Wicker serves as an officer and director of the Company, and his brother, David Wicker, is an officer of the Company.

            The agreement with the Wicker Family provides that the Company will retain 70% of the future economic benefit derived from the exploitation of the technology, which may include licensing or royalty rights, patent or other infringement suits or enforcement actions, and the Wicker Family will receive 30% of such economic benefit, on a gross basis. The Wicker Family may not enter into any new assignments or licenses with respect to the technology. The Wicker Family members did not receive any material consideration related to this agreement.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOCUMENT SECURITY SYSTEMS, INC.

March 31, 2005	By:	/s/ Patrick White

Patrick White Chairman, President, Chief Executive Officer, and Chief Financial Officer

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2005	By:	/s/ Patrick White

Patrick White Chairman, President, Chief Executive Officer, and Chief Financial Officer

March 31, 2005	By:	/s/ Thomas Wicker

Thomas Wicker Vice President and Director

March 31, 2005	By:	/s/ Timothy Ashman

Timothy Ashman Director

March 31, 2005	By:	/s/ Alan E. Harrison

Alan E. Harrison Director

March 31, 2005	By:	/s/ Robert Fagenson

Robert Fagenson Director

March 31, 2005	By:	/s/ Ira Greenstein

Ira Greenstein Director