Form 10QSB
period 2005-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2005-05-16
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes [X] No[ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers
As of May 10, 2005 (the most recent practicable date), there were 12,063,589 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

DOCUMENT SECURITY SYSTEMS, INC. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets	F-1
	Consolidated Statements of Operations	F-2
	Consolidated Statements of Cash Flows	F-3
	Notes to Financial Statements	F-4
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	March 31, 2005 (unaudited)	December 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$3,635,384	$2,657,865
Accounts receivable, net	228,058	381,923
Inventory	85,301	62,494
Prepaid expenses	38,270	64,158

Total current assets	3,987,013	3,166,440

Restricted cash	304,426	300,000
Fixed assets, net	409,669	380,971
Equipment under capital lease, net	132,743	141,652
Goodwill	284,278	284,278
Other intangible assets, net	4,213,250	343,624

	$9,331,379	$4,616,965

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$343,665	$409,868
Accrued expenses	66,943	51,305
Current portion of long term debt	49,000	47,894
Current portion of capital lease obligations	31,000	30,663

Total current liabilities	490,608	539,730

Long term debt	205,366	218,226

Long term capital lease obligations	110,506	118,267

Commitments	-	-

Stockholders' equity:
Common stock, $.02 par value;
200,000,000 shares authorized
12,008,902 shares issued and outstanding (10,926,818 in 2004)	240,178	218,536
Additional paid-in capital	18,400,784	13,074,847
Accumulated deficit	(10,116,063)	(9,552,641)

Total stockholders' equity	8,524,899	3,740,742

	$9,331,379	$4,616,965

                                                    See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended

	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)

Sales, net	$433,200	$332,463

Costs of sales	225,984	206,115

Gross profit	207,216	126,348

Operating expenses:
Selling, general and administrative	693,847	361,794
Research and development	80,112	65,534

Operating expenses	773,959	427,328

Loss before other income (expense)	(566,743)	(300,980)

Other income (expense):
Interest expense	(7,199)	(4,629)
Interest income	12,954	15,403

Loss before income taxes	(560,988)	(290,206)

Income taxes	2,434	700

Net loss	$(563,422)	$(290,906)

Net loss per share, basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding	11,167,096	10,868,818

                                               See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Three Months Ended

	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)

Cash flows from operating activities:
Net loss	$(563,422)	$(290,906)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	46,696	19,037
Stock issued for services	3,840	-
(Increase) decrease in assets:
Accounts receivable	153,865	33,150
Inventory	(22,807)	18,378
Prepaid expenses	25,888	-
Increase (decrease) in liabilities:
Accounts payable	15,638	-
Accrued expenses	(7,434)	14,469

Net cash used by operating activities	(347,736)	(205,872)

Cash flows from investing activities:
Purchase of fixed assets	(66,387)	(102,910)
Purchase of royalty rights	-	(90,000)
Purchase of patents and contractual rights	(2,909)	-

Net cash used by investing activities	(69,296)	(192,910)

Cash flows from financing activities:
Repayment of line of credit	-	(5,048)
Repayment of long term debt	(11,754)	(6,060)
Increase in restricted cash	(4,426)	-
Repayment of capital lease obligations	(7,424)	-
Issuance of common stock, net	1,418,155	-

Net cash provided (used) by financing activities	1,394,551	(11,108)

Net increase (decrease) in cash and cash equivalents	977,519	(409,890)
Cash and cash equivalents - beginning of period	2,657,865	5,115,722

Cash and cash equivalents - end of period	$3,635,384	$4,705,832

                                        See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

            The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements. In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position as of March 31, 2005 and results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

            The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

2.     Other Intangible Assets

            The Company's intangible assets consist primarily of patents.

            The Company has substantially completed, effective February 25, 2005, the purchase of various legal ownership and economic interests in certain technology (patents and trade secrets) from 42 persons and entities. The technology related to these interests include patent rights and trade secrets in certain document anti-fraud and anti-counterfeiting technology. The Company was a partial owner or licensee of the technology prior to the completion of the transaction.

            The Company issued an aggregate of 541,460 shares of its common stock for the rights of the interest holders who accepted the offer. Based upon the closing price of the shares of common stock on the American Stock Exchange on February 15, 2005 ($7.25 per share), the total aggregate fair value of the acquisition of the interests from the interest holders was $3,925,585.

            On an ongoing basis, Document Security Systems, Inc. submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT), totaling approximately 100 foreign countries including Europe, Australia, Japan, South Africa, and China.

3.     Common Stock

            In the first quarter of 2005 the Company received $203,120 in proceeds from the exercise of warrants issued in connection with the 2003 private placement offering. The Company also received $1,250,000 in proceeds from the exercise of warrants issued in 2003. The warrants carried exercise prices of $5.00 and $2.50 per share respectively.

            The Company also issued 541,460 shares to acquire various legal ownership and economic interests in certain technology, as described in Note 2. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

4.     Stock Options

            The Company accounts for employee stock options using the intrinsic value method prescribed by APB 25. Accordingly, the "disclosure only" provisions of SFAS No.123 and 148 for these options are presented.

            In the quarter ended March 31, 2005, the Company granted two employees and four non-executive directors a total of 72,500 options to acquire 72,500 shares of common stock. The options are exercisable at $7.14 per share and expire the later of five years from the date of grant or date of vesting. Of the options granted, 32,500 vested immediately and the remaining 40,000 options vest over two years. The options issued to directors were issued under the Non-Executive Director Option Plan.

            No employee compensation expense for stock options was recorded in the three-month periods ended March 31, 2005 and 2004.  SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost on the fair value of the options granted, as prescribed by SFAS 123.  The impact on the net loss and net loss per share for the three months ended March 31, 2005 and 2004 is presented below.

	2005		2004
		per share		per share

Net loss as reported	$(563,422)	$(0.05)	$(290,606)	$(0.03)
Fair value method compensation expense, net of tax	(189,148)	(0.02)	(20,600)	0.00

Pro forma net loss	$(752,570)	$(0.07)	$(311,206)	$(0.03)

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Following are the weighted average assumptions used for valuing the options granted during the three months ended March 31, 2005:

Expected dividend yield	0%
Expected stock price volatility	80%
Risk-free interest rate	4.0%
Expected life of options	60	months

            The Company intends to adopt SFAS 123(R) using the "modified prospective" transition method beginning with our first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in our first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, "Accounting for Stock-Based Compensation." The following table summarizes existing agreements and their expected pretax impact on earnings:

	Pre FAS 123(R) Adoption
		Post Effective Date (December 15, 2005) Requisite Service Recognition by Year
	2005	2006	2007	2008

Agreements containing service inception dates within the year	7	3	2	0
Shares expected to vest	42,500	30,000	20,000	0
Expected pretax cost	$297,365	$72,145	$ 0	$ 0
Per share amounts	$0.03	$Nil	$Nil	$Nil

            The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

5.     Earnings/Loss per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. If the Company had generated earnings during the three months ended March 31, 2005 and 2004, it would have added 608,177 and 483,091 common equivalent shares, respectively, to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

6.     Segment Information

            The Company's businesses are organized, managed and internally reported as four segments. The segments are determined based on differences in products, internal reporting and how operational decisions are made. There are no material transactions between segments. A summary of the four segments is as follows:

Printing	Provide commercial printing and copying services to the metropolitan Rochester, New York area
Document Security	License, manufacture and sale of document security technologies and safety paper products
Legal and Office Supplies	Specialty legal supplies to lawyers and law firms located throughout the United States
Film	Previously produced movies and distributed them through licensed distributors

            Approximate information concerning the operations by reportable segment for the three months ended March 31, 2005 and 2004 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

2005:	Printing	Legal	Document Security	Film	Administrative	Total

Revenues from external customers	$155,000	$125,000	$153,000	$ 0	$ 0	$ 433,000
Operating (loss) profit	(42,000)	5,000	(133,000)	0	(397,000)	(567,000)

2004:
Revenues from external customers	168,000	111,000	53,000	0	0	332,000
Operating (loss) profit	(44,000)	5,000	(132,000)	0	(130,000)	(301,000)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

            Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act").  Document Security Systems, Inc. desires to avail itself of certain "safe harbor" provision of 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described in our other public filings, including those contained in our Form 10-KSB for the year ended December 31, 2004 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

            We are a supplier of document security technology. We provide document security technology to security printers, corporations and governments. Some examples of the wide range of uses for our technology are in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets and school transcripts.

            Beginning in the first quarter of 2005, Boise White Paper LLC ("Boise") began distributing our branded safety paper on an exclusive basis throughout North America. Safety Paper is a paper, which reveals hidden warning words, logos or images when a clear plastic viewer is placed over the paper or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate copy or the computer digital file. Based our advanced patented technologies, we believe we are one of the leading providers of safety paper. Much of our efforts in the first quarter of 2005, were concentrated on preparing for the official launch of our distribution agreement with Boise White Paper LLC. We educated and trained the Boise employees, as well as our own, about our AuthentiGuard Safety Paper technology. We developed, in cooperation with Boise personnel, a marketing program including special packaging designs. We received additional significant orders in the first quarter of 2005 and are preparing to build inventories for sales to OfficeMax and CopyMax stores throughout the country. Our Safety Paper is manufactured for us by a third-party supplier. We believe we have set in place the logistic infrastructure to optimize our relationship with the Boise and OfficeMax organizations. We are also developing new lines of security paper, which employ new technology for use with documents requiring a very high level of security such as birth certificates and stock certificates, to be considered for distribution by Boise or other strategic partners in the paper distribution sector.

            We intend to further increase our revenues by expanding the uses for our Safety Paper to a wide range of industries, both in North America and internationally and expect to benefit from our new distribution agreements. We plan to actively seek revenue from government agencies, commercial printers, packaging companies, publishers, engineers, the gaming, medical, financial, and pharmaceutical industries, schools and colleges.

            Our company generates additional revenue from the sale of printing and specialty office supplies to the legal profession. The principal purpose of these non-core sales is to provide a testing ground for our products and to offset research and development costs associated with the development of our technologies.

            During the first quarter of 2005, we invested over $80,000 in research and development, which is in addition to the $422,000 we spent in 2004. Our research and development costs are treated as an expense of operations while the direct payments for obtaining patents is capitalized as an asset on our balance sheet. Also in 2004 we spent approximately $361,000 for the acquisition of patent interests, which included $90,000 for the acquisition of future royalty fees on certain licensing agreements and $271,000 for patent legal fees associated with the patent applications, acquisition of new patents, and the purchase of associated economic rights. In the first quarter of 2005, we continued to consolidate our patent and technology portfolio by acquiring various economic and patent ownership interests for approximately $3.9 million, which we paid for through the issuance of 541,460 shares of our common stock. We believe we now have the appropriate level of technology ownership rights to take full advantage of the worldwide need for our products and technologies.

            Our goal is to use the technologies we have developed in 2003 and 2004 to produce revenue during fiscal 2005. These advanced technologies protect original documents as well as identify counterfeits. Large security printers and packaging companies are testing our technology and we anticipate that our technologies will be embedded on pharmaceutical packaging, consumer product packaging, checks, and currencies.

            We have made significant marketing advances by consolidating our products under the new AuthentiGuard brand, which we believe will be much more recognizable in the future. Our marketing expenses in the first quarter of 2005 increased to more than $91,000 and we expect to continue to expend funds to develop and establish our brand name.

            By aggressively enforcing our intellectual property rights, we believe that we will be able to secure significant additional and ongoing revenue. In order to enforce our rights, we may be required to commence litigation against persons or companies or even governments who we believe are using our technology on an unauthorized basis.  Our goal is to produce revenue through licensing agreements and the sale of our products and we intend to attain such agreements with unauthorized users of our technology; however, we may deem it necessary to commence suit when appropriate.  Although enforcement of technology right can be expensive and time consuming we expect to spend an increased amount of funds during the 2005 fiscal year on these matters.

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

           We continued to reinforce our existing industry relationships and we remained active in introducing our organization and our new technologies to various industries and government agencies at the major tradeshows in the United States and internationally. We expanded our sales organization and even more importantly our service personnel to assure our current and future customers of our ability to provide future support for their post-sale service requirements. Our sales initiative is focused on major national and international corporations that have a long-term need for the new technologies that have resulted from our research efforts. We have been developing our technology to integrate and make our format compatible with widely used digital document formats. We expect that much of our future sales volume will be derived from the sale and licensing of these technologies.

            We entered this market by acquisition during the second half of 2002. The majority of our technology revenue will come from multi-year contracts with security printers who pay for the technology, based either on various usage or annual fixed-cost pricing models. We have become much more selective in approving licensees for our technologies. We will only entertain licensing arrangements with major firms. As an alternative, however, to the licensing of our anti-counterfeiting for certain products, we are considering the possibility of manufacturing ourselves and branding particular products embedded with our technology.

            Internationally, during the first quarter of 2005, we dispatched a team of our employees to South Africa. The purpose of our trips was to educate employees of and expedite the technology installations with major consumer product companies that are interested in utilizing our latest technologies to prevent the counterfeiting of their branded products.

Results of Operations for the Three Months Ending March 31, 2005 and March 31, 2004

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2004.

Sales

            In the fiscal quarter ending March 31, 2005, we had net sales of $433,200. This represents an increase of $100,737, or 30.3%, over sales of $332,463 for the comparable quarter ended March 31, 2004. The increase in sales resulted primarily from our document security business segment.

            Net sales from our core business segment, document security, were approximately $153,000 in the quarter ending March 31, 2005, which is an increase of approximately $100,000 over the core sales for the quarter ending March 31, 2004 of $53,000. Although we had a period-to-period increase of 185%, we still consider these sales to be nominal, as we are in the start-up phase of basically a new business for us, for which we have recently received capital to continue our research and develop our product line. The increase in net core sales can be attributed to the early orders under our distribution and marketing contract with Boise White Paper, LLC.  We continue to concentrate our efforts on procuring orders of significant size and duration from companies of national and international scope. There is no assurance that we will be able to enter into any definitive agreements with such companies. We expect the bulk of our sales in the future to be generated from our newly developed technologies.

            Sales from our commercial printing business segment provide us the means to have access to a working research and development facility and be able to offset the costs of our research. We are not actively soliciting additional printing sales unless they are related to our core anti-counterfeiting technology business. Our sales in the quarter ending March 31, 2005 from our printing segment totaled approximately $155,000, compared to sales in the 2004 period of approximately $168,000. The $13,000 decrease was caused by a timing change in recording a significant re-order from a long-standing customer. In 2004 that sale was booked in the first fiscal quarter but in 2005, we expect to recognize the sale in the 2nd fiscal quarter.

            We consider our legal forms and supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment, $125,000 in the March 2005 quarter, remain significant as to our total sales, we do not expect that to be the case in the future. Our first quarter 2004 sales from our legal supplies business were approximately $111,000. Although our legal and office supplies business is an important outlet for sales of our basic safety paper, we are continuing to evaluate our various options as to our ultimate plan for this division.

Costs of sales

            Costs of sales for the three months ended March 31, 2005 increased $19,869, or approximately 9.6%, to $225,984 from $206,115 for the three months ended March 31, 2004. This percentage increase in costs was proportionately lower than the overall increase of sales, 30.3%, primarily because in our document security segment, as sales increase, from minimum production levels, per unit cost decreases.

Gross profit

            Gross profit for the fiscal quarter ended March 31, 2005 increased $80,868, or approximately 64%, to $207,216 as compared to the gross profit of $126,348 reported in the comparable fiscal quarter of 2004. The increase resulted primarily from the 30.3% increase in sales, which was offset by the 9.6% increase in costs of sales. As we move from the early stage of our development in the document security business, we expect that reported profit margins may vary considerably from period to period.

Expenses

            Operating expenses

            Operating expenses for the three months ended March 31, 2005 increased $319,520 or 81.1% to $773,959 from $427,328 in the three months ended March 31, 2004. The difference between the expenses of the two periods was the result of increases in selling, general and administrative of $332,053 and research and development expenses of $14,578 as explained more fully below.

            Selling, general and administrative

            Selling, general and administrative expenses increased $332,053, or approximately 92% from $361,794 in the March 2004 quarter to $693,847 in the March 2005 quarter. This increase reflects additional expenses associated with building our capacity and infrastructure. In addition, we experienced higher corporate governance expenses and we also experienced additional costs from our new corporate headquarters location. Listed below is additional detail regarding the specific expense categories:

            Payroll expenses - total payroll expense increased 73% or approximately $77,000 from $104,693 in the first quarter of 2004 to $181,844 in the first quarter of 2005. The increase was caused by a combination of contractual requirements and an increase in staff size, which positions us to handle the expected growth in our core anti-counterfeiting operations.

            Marketing expenses - increased more than 7% or $6,257 from $85,115 in Q1 2004 to $91,372 in 2005. The increase of this expenditure is due to our efforts in creating brand name recognition for our document security technology products.

            Professional fees - increased $137,000 from $87,709 in the 2004 quarter to $224,999 in the corresponding first quarter of 2005. This more than 150% increase was primarily a response to expenses required for enhanced corporate governance. Included in the 2005 quarter were expenses for audit, securities and general corporate legal fees, and legal fees in connection with the litigation referred to below in Part II Item 1- Legal Proceedings.

            Depreciation expense - as part of selling, general and administrative expenses increased approximately 7.6% or $4,689 from $19,037 in the 2004 quarter to $23,726 in the 2005 quarter. In the first quarter of 2005, approximately $23,000 of additional depreciation was included in costs of sales.

            Other selling, general and administrative expenses - in the first quarter of 2005, totaled $171,906 compared to $65,240 in 2004. Major items comprising this increase include rent, $11,000; payroll taxes, $11,000; and travel, $33,000.

            Research and development

            For the three months ended March 31, 2005, we incurred research and development expenses of $80,112, which is an increase of approximately 22% or $14,578 over the expenditure of $65,534 in the comparable 2004 quarter. This increase is indicative of our focus on improving our existing technologies and developing new technologies.

            Interest income and expense

            In the first fiscal quarter of 2005, we had interest income of $12,954, which compares to interest income of $15,403 in the first quarter of 2004. Interest expense increased $2,570 from $4,629 in the 2004 quarter to $7,199 in the like 2005 quarter.

Net loss

            Net loss, which is after taxes increased $272,516 to $563,422 in the quarter ending March 31, 2005, as compared to a net loss of $290,906 in the quarter ending March 31, 2004. The increase in the loss was the result of an increase, in 2005 over 2004, of selling, general and administrative expenses of $332,053; an increase in research and development expenses of $14,578; a reduction of interest income (net of interest expense) of $5,019 and an increase of state income taxes of $1,734, all of which were offset by an increase of gross profit of $80,868.

Loss per share

            Basic net loss per common share increased to $0.05 for the quarter ended March 31, 2005 from $0.03 for the quarter ended March 31, 2004. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In the 2005 quarter, the weighted average of common shares outstanding was 11,167,096 compared to 10,868,818 in the comparable 2004 quarter.

LIQUIDITY AND CAPITAL RESOURCES

            In the first quarter of 2005, our cash position was enhanced by the exercise of outstanding warrants for the purchase of 540,624 shares of our common stock. We received approximately $1,453,000 upon issuance of the new shares.

            At March 31, 2005, we had cash and cash equivalents of $3,635,384, which was an increase of $977,519 over the $2,657,865 cash we had at December 31, 2004 and a decrease of $1,070,448 from March 31, 2004's cash balances of $4,705,832. The increase during the quarter reflects the proceeds from warrant exercises described in the preceding paragraph.

            Total current assets at March 31, 2005 were $3,987,013 compared to $3,166,440 at the end of year 2004 and $4,705,832 at March 31, 2004. Our current liabilities at March 31, 2005 were $490,608 and $539,730 at December 31, 2004. As of March 31, 2004, our current liabilities were $525,223. Our working capital, which is the difference between our current assets and current liabilities, ended the March 31, 2005 quarter at $3,496,405 compared to $2,626,710 at the end of 2004 and $4,404,081 at March 31, 2004. The ratio of our current assets to our current liabilities, referred to as our current ratio, was 8.1:1, at March 31, 2005 compared to 5.9:1, at the 2004 year-end and 9.4:1, at March 31, 2004.

            Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements.

CASH FLOW

            Operating Activities

            We did not generate cash from operations in the first three months of fiscal year 2005. During that period, our operating activities used cash in the amount of $347,736. This compares to the results of the three months ending March 31, 2004 when our operating activities used $205,872, in cash.

The increase in cash used in operations of approximately $142,000 was primarily attributed to the increase in the loss of approximately $273,000 offset by the increase of non-cash charges for depreciation and amortization of $28,000, and for services paid with stock in lieu of cash of $4,000, plus cash provided by changes in working capital components of $99,000.

            Our net loss in the three months ending March 31, 2005 was $563,422, and included non-cash charges for depreciation and amortization of $46,696 and for services paid with stock in lieu of cash of $3,840.

            Investing Activities

           In the three months ending March 31, 2005, we expended approximately $66,000 for the acquisition of software to be integrated in our website. In the first three months of 2004, we spent approximately $103,000 for the acquisition of fixed assets, of which $80,000 was for equipment and $23,000 for leasehold improvements at our new corporate offices. This decrease of approximately $37,000 in capital expenditures is in line with our business plan, which concentrates on developing the marketing infrastructure for our document security business segment.

            During the three months ended March 31, 2005, we invested approximately $2,900 in cash for new patent filings, and in the first quarter of 2004, we capitalized a total of $90,000 in connection with the termination of royalty payment obligations related to certain patents from members of the Wicker family and others.

            Financing Activities

            We have been able to pursue our business plan primarily from the receipt of cash from financing activities. We have funded our cash needs since entering the document security business by issuing our securities. During the three months ended March 31, 2005, we raised approximately $1,453,000, from the exercise of outstanding warrants, $1,250,000 of which was received by a warrant exercise by IDT Venture Capital Corporation and $203,000 received from investors in our 2003 private placement. The proceeds from the exercise of the warrants of approximately $1,453,000 were added to our general funds and will be used for working capital as we continue to increase sales in our core business. We believe that we have sufficient cash for our needs for at least the next 12 months.

            In order to support our existing and proposed operations, we may need additional financing. Although we have outstanding warrants to purchase our common stock, with exercise prices below the current market price, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we may be required to raise funds, by borrowing or selling stock, to meet our cash needs and there is no guarantee that, at that time, we will be able to raise additional funds, or if we are able to, it would be at terms acceptable to us.

INFLATION

            Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ending March 31, 2005 and March 31, 2004.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Please refer to our annual report on Form-10KSB for the year ended December 31, 2004 for an in depth discussion of our critical accounting policies.

ITEM 3 - CONTROLS AND PROCEDURES

           We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, chief financial officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made know to them. As of March 31, 2005, and the date of this Report, Patrick White served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no significant or material changes in our internal controls over financial reporting or in other factors which have materially affected or that are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            There were no significant developments during the first fiscal quarter of 2005 in connection with our intellectual property litigation against Adler Technologies and Andrew McTaggert. This litigation, commenced by us in January 2003, is described in our Form 10-KSB Annual Report for the year ended December 31, 2004 regarding intellectual property. The case is in the late stage of discovery and it is still too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTaggert or that Adler's counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology.

            We will be undertaking significant patent enforcement projects in 2005. We have acquired a legal team and performed the due diligence and intelligence gathering necessary to accomplish this task. Patent enforcement will be critical and a high-priority project for our company in the current fiscal year.  These enforcement activities may include the commencement of lawsuits or arbitrations or similar actions both in the United States and abroad.  There can be no assurance that we will be successful in these efforts.

            We are not a party to any other proceedings, which may have a material effect upon our operations or financial condition.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the quarter ended March 31, 2005, we issued 540,624 shares of our common stock pursuant to the exercise of common stock purchase warrants. Proceeds from the exercise of the warrants were $1,453,000. Of the shares issued upon the exercise of warrants, 500,000 were issued at $2.50 per share, in accordance with the warrant purchase agreement, to IDT Venture Capital Corporation and 40,624 were issued at $5.00 per share to various warrant holders who acquired their warrants as part of our 2003 private placement of common stock and warrants. The shares issued pursuant to the exercise of the warrants have been registered with the Securities and Exchange Commission under a registration statement on Form S-3 declared effective in August 2004.

            In January 2005, we commenced an offer to acquire various patent interests from approximately 42 persons and entities who had purchased these interests in the technology from the original inventors of the technology, Ralph C. Wicker (deceased) and members of the Wicker Family. We issued a total of 541,460 shares of our common stock for the rights of the various interest holders who accepted the offer. The cost of the acquisition of the interests from the interest holders was approximately $3,925,000. The value of the shares issued was based upon the closing price of the shares of our common stock on the American Stock Exchange on February 15, 2005, which was $7.25 per share. The shares issued in the transaction are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities. We have agreed to file a registration statement with the Securities and Exchange Commission on or before June 1, 2005 to register for resale 20% of the shares that were received by each interest holder.

            In the quarter ended March 31, 2005, we granted two employees and four non-executive directors a total of 72,500 options to acquire 72,500 shares of common stock. The options are exercisable at $7.14 per share and expire the later of five years from the date of grant or date of vesting. Of the options granted, 32,500 vested immediately and the remaining 40,000 options vest over two years. The options issued to directors were issued under the Non-Executive Director Option Plan and the other options were granted under our Employee Stock Option Plan.

            Further, we did not purchase any shares of our capital stock during the quarter ended March 31, 2005.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the fiscal quarter ended March 31, 2005.

ITEM 5 - OTHER INFORMATION

            During the first quarter of 2004, we acquired the economic and ownership interests of persons who owned some of the technology that we use in our business.   As previously disclosed in our filings with the SEC, we entered into the document security business when we purchased certain companies and technology that was owned or partially owned by members of the Ralph Wicker family.  Historically, the Wicker family had sold or licensed pieces of their patents to third persons, or obtained funds by selling economic interests in the licensing proceeds.  We believe that obtaining these economic and ownership interests will enhance our licensing efforts and our ability to protect our company from competitors. Please see Item 3.02 of our Report on Form 8-K, which was filed on March 2, 2005.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

            Exhibit 10.1 - Form of 2004 Non-executive Director Plan Option Non-qualified Stock Option Agreement

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

            On January 25, 2005, we reported on Form 8-K, under Item 1.01, on our blank safety paper distribution agreement with Boise White Paper LLC.

            On March 2, 2005, we reported on Form 8-K, under Items 1.01 and 3.02, on our purchase of various legal and economic interests in certain technology in exchange for unregistered shares of our common stock.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 16, 2005	By:	/s/ Patrick White

Patrick White President, Chief Executive Officer and Acting Chief Financial Officer/Principal Accounting Officer