Form 10-Q
period 2005-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2005-08-12
CIK 771999

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

1-32146

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-1229730

(State of incorporation)	(IRS Employer Identification Number)

28 Main Street East, Suite 1525
Rochester, NY 14614

(Address of principal executive office)

(585) 325-3610

(Issuer’s telephone number)

Check whether the issuer:
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes No
and
(2) has been subject to such filing requirements for the past 90 days. Yes No

Applicable only to corporate issuers
As of August 9, 2005 (the most recent practicable date), there were 12,279,244 shares of the issuer’s Common Stock, $0.02 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes No

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-QSB
TABLE OF CONTENTS

Back to Contents

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2005 (unaudited)	December 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$3,782,508	$2,657,865
Accounts receivable, net	231,172	381,923
Inventory	134,612	62,494
Prepaid expenses and other current assets	167,593	64,158

Total current assets	4,315,885	3,166,440

Restricted cash	300,000	300,000
Fixed assets, net	499,454	522,623
Goodwill	284,278	284,278
Other intangible assets, net	4,256,515	343,624

	$9,656,132	$4,616,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$465,372	$461,173
Current portion of long-term debt	49,369	47,894
Current portion of capitalized lease obligations	33,730	30,663

Total current liabilities	548,471	539,730

Long-term debt	193,153	218,226

Long-term capital lease obligations	100,195	118,267

Stockholders’ equity
Common stock, $.02 par value;
200,000,000 shares authorized,
12,249,085 shares issued and outstanding (10,926,818 in 2004)	244,982	218,536
Additional paid-in capital	19,238,160	13,074,847
Accumulated deficit	(10,668,829)	(9,552,641)

Total stockholders’ equity	8,814,313	3,740,742

	$9,656,132	$4,616,965

See accompanying notes

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Sales, net	$491,074	$342,976	$924,274	$675,439

Costs of sales	259,612	199,760	485,596	416,547

Gross profit	231,462	143,216	438,678	258,892

Selling, general and administrative expenses	588,088	465,724	1,277,435	823,107
Research and development	80,473	136,347	160,585	191,120
Amortization of intangibles	130,500	4,500	135,000	9,000

Operating expenses	799,061	606,571	1,573,020	1,023,227

Loss before other income (expense) and income taxes	(567,599)	(463,355)	(1,134,342)	(764,335)

Other income (expense):
Interest income	24,471	15,681	37,425	31,084
Interest expense	(6,850)	(7,338)	(14,049)	(11,967)

Loss before income taxes	(549,978)	(455,012)	(1,110,966)	(745,218)

Income taxes	2,788	1,500	5,222	2,200

Net loss	$(552,766)	$(456,512)	(1,116,188)	(747,418)

Net loss per share, basic and diluted	(0.05)	(0.04)	(0.10)	(0.07)

Weighted average common shares outstanding, basic and diluted	12,100,413	10,877,985	11,636,333	10,873,401

See accompanying notes

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)

Cash flows from operating activities:
Net loss	$(1,116,188)	$(747,418)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	225,351	38,075
Stock issued for services	20,320	—
(Increase) decrease in current assets:
Accounts receivable	150,751	22,498
Inventory	(72,118)	19,142
Prepaid expenses and other assets	(103,435)	(63,710)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	4,199	(96,104)

Net cash used by operating activities	(891,120)	(827,517)

Cash flows from investing activities:
Purchase of fixed assets	(67,182)	(170,172)
Purchase of royalty rights	—	(90,000)
Purchase of patents and contractual rights	(122,306)	—

Net cash used by investing activities	(189,488	(260,172)

Cash flows from financing activities:
Repayment of line of credit	—	(9,799)
Repayment of long-term debt	(23,598)	(12,183)
Repayment of capital lease obligations	(15,005)	—
Issuance of common stock, net	2,243,854	—

Net cash provided (used) by financing activities	2,205,251	(21,982)

Net increase (decrease) in cash and cash equivalents	1,124,643	(1,109,671)
Cash and cash equivalents beginning of period	2,657,865	5,115,722

Cash and cash equivalents end of period	$3,782,508	$4,006,051

See accompanying notes

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

1.      Basis of Presentation

The accompanying consolidated financial statements include the accounts of Document Security Systems, Inc and its wholly owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.   The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 310 of Regulation S-B.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.

In the opinion of management, all adjustments necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.  Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2.      Other Intangible Assets

The Company’s intangible assets consist reflect the costs associated with the application, acquisition and defense of our patents. Our patents are for document anti-counterfeiting and anti-scanning technology and processes that form the basis of our document security business.

In February, 2005, the Company purchased various legal ownership and economic interests in certain technology (patents and trade secrets) from 40 persons and entities. The technologies related to these interests include patent rights and trade secrets in certain document anti-fraud and anti-counterfeiting technology that the Company had partially owned prior to the transaction. The Company issued an aggregate of 541,460 shares of its common stock for the rights of the interest holders who accepted the offer and secured 100% of the ownership rights and approximately 88% of the economic rights to these technologies . The value of the shares of common stock was determined based upon the the closing price of the shares of the Company’s common stock on the American Stock Exchange on February 15, 2005 of $7.25 per share. The total aggregate fair value of the acquisition of the interests from the interest holders was $3,925,585.

The Company amortizes its intangible assets over the estimated useful life of the patents up to the legal life of 20 years. Currently, the patents being amortized have a weighted average useful life of approximately 9 years. The Company also periodically reviews the carrying value of these assets for impairment. The Company recorded amortization expense for these assets during the three months and six months ended June 30, 2005 of $130,500 and $135,000, respectively and $4,500 and $9,000 for those periods in 2004.

On an ongoing basis, Document Security Systems submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT), which includes Europe, Australia, Japan, South Africa, China and approximately 120 additional foreign countries. The Company capitalizes these costs as long as it is probable that the patents will be granted, at which point the costs associated with the patents will be amortized over the patents estimated useful life. If it is determined that the patent is not likely to be approved, these costs are then expensed.

Back to Contents

In addition, the Company has incurred costs associated with the defense of its right to use its patents. The Company has determined that it will need to use the court systems in the jurisdictions of its patents to protect the rights of its patents against infringers, and therefore, may incur substantial costs for these proceedings. The Company capitalizes these costs as an increase to the cost basis of its patent assets to be amortized over the remaining estimated useful life of the patent. The Company continuously evaluates whether the patent defense will be successful or unsuccessful. If it determines that its defense will likely not be successful then the costs of the defense of patents are expensed in that period and an impairment charge will likely be taken to write down the associated patent asset to its fair value.

3.      Common Stock

During the first two quarters of 2005, the Company received $992,000 in proceeds from the exercise of warrants originally issued during a private placement of its common stock in 2003 at exercise prices ranging from $2.00 to $5.00. In addition, the Company received $1,250,000 in proceeds from the exercise of warrants issued in 2003 for services at an exercise price of $2.50. As of June 30, 2005, a total of 780,807 shares have been issued from these warrants which includes 51,107 shares issued as the result of cashless exercises of warrants. Pursuant to these cashless exercises, 62,803 warrants were cancelled.

The Company also issued 541,460 shares to acquire various legal ownership and economic interests in certain technology, as described in Note 2.

The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the above described securities.

4.      Stock Options

The Company accounts for employee stock options using the intrinsic value method prescribed by APB 25. Accordingly, the “disclosure only” provisions of SFAS No.123 and 148 for these options are presented.

In the quarter ended March 31, 2005, the Company granted two employees and four non-executive directors a total of 72,500 options to acquire 72,500 shares of common stock. The options are exercisable at $7.14 per share and expire the later of five years from the date of grant or date of vesting. Of the options granted, 12,500 vested immediately. The options issued to directors were issued under the Non-Executive Director Option Plan. There were no options granted during the quarter ended June 30, 2005.

No compensation expense for stock options was recorded in the three-month and six-month periods ended June 30, 2005 and 2004. SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost on the fair value of the options granted, as prescribed by SFAS 123.  The impact on the net loss and net loss per share for the three months and six months ended June 30, 2005 and 2004 is presented below.

Back to Contents

	June 30 2005
	Three months ended		Six months ended
	$ Amount	$ Per share	$ Amount	$ Per share

Net loss, as reported	(552,766)	(0.05)	(1,116,188)	(0.10)
Fair value method compensation expense, net of tax	(36,073)	(0.00)	(225,221)	(0.02)

Net loss, pro-forma	(588,839)	$(0.05)	$(1,341,409)	$(0.12)

	June 30 2004
	Three months ended		Six months ended
	$ Amount	$ Per share	$ Amount	$ Per share

Net Income	(456,512)	(0.04)	(747,418)	$(0.07)
Fair value method compensation expense, net of tax	0	0	(25,750)	(0.00)

Net loss, pro-forma	(456,512)	(0.04)	(773,168)	$(0.07)

The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model. Following are the weighted average assumptions used for valuing the options granted during the six-months ended June 30, 2005:

Expected dividend yield	0%
Expected stock price volatility	80%
Risk-free interest rate	4.0%
Expected life of options	60	months

The Company intends to adopt SFAS 123(R) using the “modified prospective” transition method beginning with our first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in our first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation.” The following table summarizes existing agreements and their expected pretax impact on earnings:

	Pre FAS 123 (R) Adoption	Post Effective Date (December 15, 2005) Requisite Service Recognition by Year

	2005	2006	2007	2008
Agreements containing service inception dates within the year	7	3	2	0
Shares expected to vest	42,500	30,000	20,000	0
Expected pretax cost	$297,365	$72,145	$0	$0
Per share amounts	$0.03	Nil	Nil	Nil

Back to Contents

     The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

5.      Earnings/Loss per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  As of June 30, 2005, there were 548,000 stock options and warrants outstanding with exercise prices below the average share price for the period that would have been included in the calculation had the Company generated net income.

6.      Supplemental Cashflow Information

During the six months ended June 30, 2005, the Company issued 541,460 shares of Common Stock valued at $3,925,585 to acquire certain patent rights. (See Note 2)

7.      Segment Information

The Company’s businesses are organized, managed and internally reported as three segments. The segments are determined based on differences in products, internal reporting and how operational decisions are made. There are no material transactions between segments. The Company reduced its number of segments from four to three by including its motion picture film licensing business, which has minimal ongoing activity, with its document security segment. A summary of the three segments is as follows:

Document Security	License, manufacture and sale of document security technologies and safety paper products and license of motion picture films.

Printing	Provide commercial printing and copying services to the metropolitan Rochester, NY area as Patrick Printing

Legal	Sale of specialty legal supplies via the Internet to lawyers and law firms located throughout the United States as Legalstore.com

Approximate information concerning the operations by reportable segment for the three months and six months ended June 30, 2005 and 2004 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results.

Back to Contents

			Document
3 months ended June 30, 2005:	Printing	Legal	Security	Administrative	Total

Revenues from external customers	$134,000	$121,000	$236,000	$0	491,000
Segment profit or (loss)	(26,000)	33,000	(200,000)	(375,000)	(568,000)

3 months ended June 30, 2004:

Revenues from external customers	$156,000	$111,000	$76,000	$0	343,000
Segment profit or (loss)	(19,000)	(10,000)	(184,000)	(250,000)	(463,000)

			Document
6 months ended June 30, 2005:	Printing	Legal	Security	Administrative	Total

Revenues from external customers	$289,000	$246,000	$389,000	$—	$924,000
Segment profit or (loss)	(60,000)	38,000	(333,000)	(779,000)	(1,134,000)

6 months ended June 30, 2004:

Revenues from external customers	$324,000	$222,000	$129,000	$—	$675,000
Segment profit or (loss)	(62,000)	(5,000)	(310,000)	(387,000)	(764,000)

8      Subsequent Events

During July 2005, the Company agreed in principal to issue approximately 62,500 shares of its common shares to acquire Secured Document Systems, Inc.(“SDS”) SDS is an entity that holds various economic rights to several of the Company’s patents. In addition, SDS operates the Internet website ProtectedPaper.Com which sells secured document solutions, including the Company’s safety paper. During the first half of 2005, the Company has paid certain payroll and operating expenses for SDS of approximately $55,000, which has been recorded as an other current asset that will be settled upon completion of the acquisition. The Company will account for the acquisition as a business combination under FASB 141 “Business Combinations”. The Company expects that it will allocate the purchase price primarily to the patent and royalty rights that it will acquire, along with allocations to working capital and goodwill. The parties are negotiating the final terms of the acquisition and expect the transaction will be consummated in the third quarter of 2005, although there can be no assurance that the final terms will be completed, and the acquisition consummated as described.

Back to Contents

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those contained in our Form 10-KSB for the year ended December 31, 2004 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

We are a supplier of patented document security technology that is designed to prevent the counterfeiting of documents and or authenticate originals. We provide document security technology to security printers, corporations and governments world-wide. Some examples of the wide range of uses for our technology are in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we sell legal supplies on the internet and commercial printing and copying services through at two non-core divisions.

We entered the document security business as the result of the acquisitions of Thomas Wicker Enterprises, Inc. and Document Security Consultants, Inc, in 2002. Beginning in the second half of 2002, we identified the document security to be our core business and began to concentrate our efforts toward that business. At this time, we determined that prior to our full entry into the document security business we would need to consolidate our ownership rights to a portfolio of patents that would be the basis of our business. Since 2002, we have been in the process of acquiring and consolidating the rights to these patents primarily in exchange for ownership interests in our Company. During the first quarter of 2005, we substantially completed this process by issuing approximately 541,000 shares of our Common Stock to 40 persons who held legal ownership or economic interests in some of our core patents. We believe we now have the appropriate level of technology ownership rights to take full advantage of the worldwide need for our products and technologies and can now concentrate more of our resources on the marketing and sales of our technology.

Generally, we generate revenue from our document security business in three ways. We produce pre-packaged document security products for the end-user paper market. We also license our patented technology to commercial printers so that they can provide their customers anti-counterfeiting capabilities, and finally, we design, produce and consult for customized anti-counterfeiting solutions for corporate and government customers,

Our primary product for the end-user market is AuthentiGuard Safety Paper. AuthentiGuard Safety Paper is a paper, which reveals hidden warning words, logos or images when a clear plastic viewer is placed over the paper or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate copy or the computer digital file and essentially prevent important documents from ever being counterfeited. Beginning in the first quarter of 2005, Boise White Paper LLC (“Boise”) began distributinga branded version of this safety paper called Boise Beware on an exclusive basis throughout the United States. Much of our efforts in the first half of 2005 have been spent on working with Boise to launch Boise Beware. We educated and trained the Boise employees about our technology and developed, in cooperation with Boise personnel, a purchase order and manufacturing process including outlining the distribution and warehouse functions. We also used a third party supplier to meet initial demand and to build our inventories of the paper which Boise has arranged to sell at OfficeMax and CopyMax stores throughout the United States as well as to its corporate clients. As June 30, 2005, we have successfully launched the product and have begun to receive initial orders from Boise under this arrangement.

Back to Contents

We intend to further increase our revenues by expanding the uses for our AuthentiGuard Safety Paper internationally and expect to benefit from new distribution agreements outside of North America. In addition we are seeking to increase revenues by developing manufacturing capabilities through strategic mergers and acquisitions.

Currently, our Safety Paper is manufactured and stored for us by a third-party supplier which has sufficient capacity to meet our foreseeable demand for Safety Paper. During the second quarter of 2005, we were able to meet the demand for Safety Paper as well a build our inventory of Safety Paper to levels that will allow us to timely meet expected near term demand of Safety Paper.

Concurrent with the completion of the patent consolidation phase of our business, we are concentrating more of our efforts and resources towards growing our technology licensing business. We continue to reinforce our existing industry relationships and we are active in introducing our organization and our technologies to various industries and government agencies in the United States and internationally, During 2005, we expanded our sales organization and our marketing budget. In addition, we expanded our service personnel to assure our current and future customers of our ability to provide future support for their post sale service requirements. Our sales initiative is focused on major national and international corporations that have a long-term need for our anti-counterfeiting technologies. While licensing revenue to date has not been significant, we expect that much of our future sales volume will be derived from licensing our technologies.

We are also developing a new line of security which employs new technology, for use with documents requiring a very high level of security such as vital records to be considered for distribution by Boise or other strategic partners in the paper distribution industy. These efforts continued during the second quarter of 2005 and included the processing of several new US and International patent applications. During the first half of 2005, we have invested over 17% of our revenue towards research and development. These advanced technologies protect, as well as identify, documents as originals or counterfeits. Large security printers and packaging companies are testing our technology and we anticipate that our technologies will be embedded on pharmaceutical packaging, consumer product packaging, checks and currencies.

We also believe that some of our technologies are being used on an un-authorized basis. By aggressively defending our intellectual property rights, we believe that we will be able to secure a potentially significant amount of additional and ongoing revenue by securing licensing agreements with those persons, companies or governments that our infringing our patents. We also anticipate that we may be required to commence litigation in some cases and that we will need to spend a significant amount of money and time on these matters. During the second quarter of 2005, we incurred approximately $118,000 in legal fees related a case we filed against the European Central Bank, on August 1, 2005 for infringement of our European Patent 455750B1. We capitalize these costs into the cost of our patents and expense them if it is determined that the defense will be unsuccessful. We anticipate that we will continue to incur significant legal costs associated with this case.

As mentioned above, our company also generates revenue from our commercial printing operations and our internet company, Legalstore.com, which supplies legal supplies and customized legal documents to the legal profession. The principal purpose of these non-core operations is to provide a testing ground for our products and to offset research and development costs associated with the development of our technologies. We intend to continue to pursue profitable growth for these businesses.

Back to Contents

Results of Operations for the Three and Six Months Ending June 30, 2005

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2004.

Summary

	Three Months Ended June 30,2005		Six Months Ended June 30,2005
	$	% change vs. 3 months ended June 30, 2004	$	% change vs. 6 months ended June 30, 2004

Sales, net	491,000	43%	924,000	37%

Costs of sales	260,000	30%	486,000	17%

Gross profit	231,000	62%	438,000	70%

Operating expenses	799,000	32%	1,573,000	54%

Loss before other income (expense) and income taxes	(568,000)	22%	(1,135,000)	48%

Other income (expense):
Interest income	24,000	50%	37,000	19%
Interest expense	(7,000)	0%	(14,000)	17%

Loss before income taxes	(551,000)	21%	(1,112,000)	49%

Income taxes	3,000	50%	5,000	137%

Net loss	(554,000)	21%	(1,117,000)	49%

Back to Contents

	Three Months Ended June 30,2005		Six Months Ended June 30,2005
	$	% change vs. 3 months ended June 30, 2004	$	% change vs. 6 months ended June 30, 2004

Sales, net:
Document Security	$236,000	211%	$389,000	202%
Printing	134,000	-14%	289,000	-11%
Legal supplies	121,000	9%	246,000	11%

Total sales, net	491,000	43%	924,000	37%

Document Security

Document security sales increased 211% for second quarter and 202% for the first six month period of 2005. The increases are the result of early orders under our distribution and marketing contract with Boise. While we still consider these sales to be nominal, we hope that the early results are indicative of the potential we believe exists for our safety paper products. However, we also are aware that our safety paper products are still a new product and there can be no assurance that we will continue to receive orders at a pace higher or lower then the initial product rollout.

To date, licensing revenue has been insignificant. We are currently in the process of presenting and testing our technology with multiple printers, corporations and government agencies, however, we have not entered into any definitive licensing agreements with any parties. We are also in the contract negotiation stage with several clients which should conclude in 2005. We believe that the nature of our technology and the typical length and breadth of licensing agreements that we seek to enter into with our customers creates a sales cycle of six to twelve months.

Printing and legal supplies

We view sales from our commercial printing business segment to be essentially a means of having access to a working research and development facility and to be able to offset the costs of our research. We are pleased with any increases in revenue from this source, but we are not actively soliciting additional printing sales unless they are related to our core anti-counterfeiting technology business. Sales of printing have been negatively impacted by the local economic conditions and the abscense of a large series of orders that the division experienced in 2004.

We view our legal supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment appear to be significant as to our total sales, we do not expect that to be true in the future. The division continues to increase its revenue by seeking to grow its customer base in a cost effective manner. Although our legal forms and supplies business is an important outlet for sales of our basic safety paper, we are continuing to evaluate our various options as to our plans for this division.

Back to Contents

Gross profit

	Three Months Ended June 30,2005		Six Months Ended June 30,2005
	$	% change vs. 3 months ended June 30, 2004	$	% change vs. 6 months ended June 30, 2004

Gross profit:
Document Security	99,000	106%	193,000	251%
Printing	56,000	24%	121,000	16%
Legal supplies	76,000	52%	124,000	25%

Total gross profit	231,000	62%	438,000	70%

	Three Months Ended June 30,2005		Six Months Ended June 30,2005
		% change vs. 3 months ended June 30, 2004		% change vs. 6 months ended June 30, 2004

Gross profit percentage:
Document Security	42%	-34%	50%	16%
Printing	42%	45%	42%	30%
Legal supplies	63%	39%	50%	13%

Total gross profit percentage	47%	13%	47%	24%

Document Security

The 106% increase in gross profit in the second quarter is directly related to the increase in sales of safety paper to Boise. The gross profit percentage decline reflects the higher proportion of paper sales in 2005, which carry a lower margin than licenses, which have little direct costs associated with them.

Printing and legal supplies

Gross profits from our printing and legal supplies operations support our document security business. Printing gross profit percentages are relative stable and have generally increased due to the reduction in paper used. Legal supplies gross profit margins have increased primarily due to a change in product mix resulting in a greater percentage of wholesale sales versus drop shipment sales. We generally generate higher gross margins on products that we purchase on a wholesale basis and resell to our customers versus products that we sell as a dealer for a larger legal supply company. We do not expect that the gross margins percentages will significantly change at these divisions in the future.

Back to Contents

Expenses

            Operating expenses

	Three Months Ended June 30,2005		Six Months Ended June 30,2005
	$	% change vs. 3 months ended June 30, 2004	$	% change vs. 6 months ended June 30, 2004

Selling, general and administrative expenses:
Compensation	249,000	53%	464,000	73%
Professional Fees	155,000	28%	334,000	60%
Sales and marketing	89,000	-9%	226,000	23%
Depreciation and amortization	23,000	1050%	94,000	488%
Other	72,000	-12%	159,000	8%
Research and development	80,000	-41%	161,000	-16%
Amortization of intangibles	131,000	2520%	135,000	1400%

Total operating expenses	799,000	32%	1,573,000	54%

Selling, General and Administrative

Our selling, general and administrative costs have increased as we have increased the size of our organization to a level that we feel necessary to execute our business plan. Increases in compensation costs are primarily due to the additions in sales, service and finance personnel. As mentioned above, we increased our sales and service departments to coincide with our national and international sales initiative and to improve our post sale support capabilities. Our addition in finance internalizes our finance and corporate governance capabilities and is expected to be partially offset by decrease in professional fees.

Professional fees have primarily increased due to increases in legal, accounting, and investor relation costs. Legal costs are associated with general corporate fees and legal fees in connection with the litigation referred to below in Part II –Legal Proceedings. These legal costs do not include legal costs associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent.

Sales and marketing expenses were lower in the second quarter of 2005 after we had experienced an increase due to the rollout of our safety paper product in the first quarter of 2005. We expect that sales and marketing expenses will continue to fluctuate as we incur costs incidental with our sales volume.

Depreciation expense has increased primarily due to leasehold improvements incurred during the second half of 2004 for our new corporate headquarters as well as additional computers and office equipment associated with our increase in personnel levels.

Other expenses are primarily rent, supplies, and insurance costs that have not significantly fluctuated since 2004.

Research and Development

We continue to invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consists primarily of compensation costs for our chief technology officer and third party subcontracting costs incurred to test our technologies on equipment that we do not have access to internally. These costs have decreased in both periods of 2005 primarily due to a reduction in subcontracting costs. We expect that our research and development costs will continue at current levels for the foreseeable future as we continue to research new technologies and different uses of our current technologies.

Back to Contents

Amortization of intangibles

Commencing in the second quarter of 2005, we began to amortize the costs associated with the patents that we acquired in 2005. As described above, we consolidated our patent portfolio with the purchase of legal and economic ownership rights to several patents in the first quarter of 2005. We are amortizing these costs over the weighed average expected life of the patents that we purchased which is approximately 9 years. This non-cash expense will continue to be a significant component of our operating expenses during the amortization period. In addition, we expect to capitalize additional costs associated with the application and defense of our patents which will increase the amortization expense that we will incur in future periods.

Other income and expense

	Three Months Ended June 30,2005		Six Months Ended June 30,2005
	$	% change vs. 3 months ended June 30, 2004	$	% change vs. 6 months ended June 30, 2004

Other income (expense):
Interest income	24,000	50%	37,000	19%
Interest expense	(7,000)	0%	(14,000)	17%

	17,000	89%	23,000	21%

Our other income and expense is comprised of interest income, which we derive from our cash savings and interest expense which we incur on our debt and capitalized lease obligations. Interest income has increased due to increase in our rate of return compared to the same periods of 2004. Our interest expense has increased due to the addition of a capitalized lease in the second half of 2004. We expect that our interest income will decrease as we use cash in operations. We expect interest expense to be stable.

Net loss

	Three Months Ended June 30,2005		Six Months Ended June 30,2005
	$	% change vs. 3 months ended June 30, 2004	$	% change vs. 6 months ended June 30, 2004

Net loss	(553,000)	21%	(1,116,000)	49%

During the three and six months ended June 30, 2005 we continued to experience a net loss. While we have experienced growth in our net sales and our gross profit, these increases have not offset our increases in our operating expense, especially a significant increase in amortization of intangibles expense that has resulted from the investments we have made in our patent assets.

Back to Contents

Loss per share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net loss	$(552,766)	$(456,112)	$(1,116,188)	$(747,418)

Net loss per share, basic and
diluted	$(0.05)	$(0.04)	(0.10)	(0.07)

Weighted average common
shares outstanding, basic and
diluted	12,100,413	10,877,985	11,636,333	10,873,401

Our basic loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in both periods of 2005 compared to 2004. Our shares have increased as we have used our common shares to purchase patent assets and have issued shares as the result of exercise of warrants by some of our investors. The “basic net loss per share” is computed by dividing the net loss, by the weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

 The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Six Months Ended
	June 30,		June 30,
	2005		2004		%
	(unaudited)		(unaudited)		Change

Operating activities cash flows	$(891,000)		$(828,000)		-8%
Investing activities cash flows:	(189,000)		(260,000)		27%
Financing activities cash flows	2,205,000		(22,000)		10123%
Working capital	3,767,000		2,627,000		43%
Current ratio	7.87	x	5.87	x	34%

            During the first half of 2005, we continued to use cash for operations at a rate consistent with the same period of 2004. Our operating cash flow loss during the first half of 2005 was primarily the result of our operating loss and our use of cash for insurance pre-payments and to increase our inventory levels. While our net loss has increased from 2004 levels, our cash flow has remained consistent due to the fact that our results are 2005 results were primarily negatively impacted by the large increase in non-cash depreciation and amortization expense.

Back to Contents

During the first half of 2005, our investing activities used cash for investments in software, equipment and patents of $189,000, which was 27% less than the use of cash for investment during the first half of 2004. During 2005, we have been able to use our common stock to pay for investments in patents which we may not have been able to make had we been required to pay in cash. The use of equity for our investments had allowed us to retain cash needed for operations during the early stages of our business without sacrificing the investments needed to secure are competitiveness in the future. Going forward, the majority of our investing activities will be related to defending our patent applications which amounts cannot be determined with any certainty.

Also during the first half of 2005, our financing activities resulted in cash inflows from the issuance of our securities to warrant holders who have exercised their right to buy our stock at prices ranging from $2.50 to $5.00. The proceeds from these investors supports our operations. Since entering the document security business, we have funded our cash needs by issuing our securities.

At June 30, 2005, we had cash and cash equivalents of approximately $3,783,000 along with restricted cash of $300,000. Our restricted cash is held as collateral for our current and long-term debt obligation which was approximately $243,000 at June 30, 2005. Our working capital as of June 30, 2005 is approximately $3,767,000 which was $1,140,000 or 43% higher than working capital at June 30, 2004. Our ability to improve our working capital position is based on our ability to use our securities to obtain funding and make investments in patent assets. Our working capital position is expected to deteriorate as long as we continue to lose money from operations. In order to support our existing and proposed operations, we may need additional financing. Although we have outstanding warrants to purchase our common stock, with exercise prices below the current market price, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we may be required to raise funds, by borrowing or selling stock. To meet our cash needs and there is no guarantee that we will be able to raise additional funds.

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our principal executive officer and principal accounting officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms and were effective.

In addition, there have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Back to Contents

PART II
OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no significant developments during the first half of 2005 in connection with our intellectual property litigation against Adler Technologies and Andrew McTagger. This litigation commenced by us in January 2003, is described in our Form 10-KSB Annual Report for the year ended December 31, 2004. The case is in the late stage of discovery and it is still too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTagger or that Adler’s counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology.

We have been named as a defendant in a lawsuit entitled Frank LaLoggia v. Document Security Systems, Inc. (Index No. 05/8307 New York State Supreme Court, Monroe County) in which the plaintiff alleges that he is owed compensation in the amount of 3,000,000 shares of the Company’s Common Stock for services allegedly provided to the Company. The complaint asserts that the Company owes the shares as a result of efforts made by Mr. Frank LaLoggia under a movie consulting agreement dating from 1996. Management believes that the plaintiff has received all compensation which was due to him in relation to the former movie business. The Company believes that even were the plaintiff owed any compensation for services, the number of shares would be determined on a post reverse stock split basis, which was effected several years ago (resulting in a claim for 15,000 shares).

Management believes that the claims, which relate to the former movie production business of the Company when it was named New Sky Communications, Inc. and was operated by different management, are without merit and subject to valid defenses. The Company intends to vigorously defend this action and to has asserted against the plaintiff counterclaims for money damages up to $800,000 arising out of and related to his conduct under that same agreement. The complaint was filed on July 26,2005 and no significant actions have been undertaken in the suit. There can be no assurance that we will be successful in our defense or in our counterclaims.

On August 1, 2005 we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. The suit was brought by us in European Court of First Instance in Luxembourg. The Company alleges that all Euro banknotes in circulation infringe its European Patent 455750B1, which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, we issued 540,624 shares of our common stock pursuant to the exercise of our common stock purchase warrants. Net proceeds from the exercise of the warrants were approximately $1,418,000. Of the shares issued upon the exercise of warrants, 500,000 were issued at $2.50 per share, in accordance with the warrant purchase agreement, to IDT Venture Capital Corp. and 40,624 were issued at $5.00 per share to various warrant holders who acquired their warrants as part of our 2003 private placement of common stock and warrants. The proceeds were used to fund general operations. The shares issued pursuant to the exercise of the warrants have been registered with the Securities and Exchange Commission under an effective Form S-3.  We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

During the quarter ended June 30, 2005, we issued 240,183 shares of our common stock pursuant to the exercise of our common stock purchase warrants. Net proceeds from the exercise of the warrants were approximately $789,000. Of the shares issued upon the exercise of warrants, 50,000 were issued for $2.00 for proceeds of $100,000, 106,246 were issued at $5.00 per share for proceeds of $531,000, and 32,830 were issued at $4.80 per share for proceeds of $158,000. In addition, 51,107 shares were issued as a result of cashless exercise provisions of warrant agreements issued as part of our 2003 private placement of common stock and warrants. Pursuant to these cashless exercises, 62,803 warrants were cancelled. The proceeds were used to fund general operations. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

Back to Contents

During the quarter ended March 31, 2005, the Company issued an aggregate of 541,460 shares of its common stock for the rights of the interest holders who accepted the offer. The value of the shares of common stock was determined based upon the price of common stock on the earlier of the date that the interest holder delivered their acceptance of the offer to the Company or February 15, 2005. Based upon the closing price of the shares of the Company’s common stock on the American Stock Exchange on February 15, 2005 ($7.25 per share), the total aggregate fair value of the acquisition of the interests from the interest holders was $3,925,585. The shares issued in the transaction are “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities. We agreed to file a registration statement with the Securities and Exchange Commission on or before June 1, 2005 to register for resale 20% of the shares that were received by each Interest Holder. This registration statement was declared effective on August 10, 2005.

We did not grant any options during the quarter ended June 30, 2005.

Further, we did not purchase any shares of our capital stock during the quarter ended June 30, 2005.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended June 30, 2005. We anticipate holding a meeting of shareholders in the fourth quarter of 2005.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

(a)	Exhibits
Item 31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
Item 31.2 Certifications of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act
Item 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act
Item 32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act

Back to Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

August 12, 2005	By:	/s/ Patrick White

Patrick White President, Chief Executive Officer and Acting Chief Financial Officer

August 12, 2005	By:	/s/ Philip Jones

Philip Jones Controller/Principal Accounting Officer