Form 10-Q
period 2005-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2005-11-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

1-32146

Commission file number

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

Applicable only to corporate issuers

As of November 10, 2005 (the most recent practicable date), there were 12,401,811 shares of the issuer’s Common Stock, $0.02 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      No

Transitional Small Business Disclosure Format (check one) Yes      No

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-QSB
TABLE OF CONTENTS

Back to Contents

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,719,806	$2,657,865
Accounts receivable, net	166,401	381,923
Inventory	144,747	62,494
Prepaid expenses	88,900	64,158

Total current assets	4,119,854	3,166,440

Restricted Cash	249,000	300,000
Fixed assets, net	475,568	522,623
Other assets	450,927	-
Goodwill	284,278	284,278
Other intangible assets, net	4,770,820	343,624

	$10,350,447	$4,616,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable and accrued expenses	$519,333	$461,173
Current portion of long-term debt	50,124	47,894
Current portion of capitalized lease obligations	32,674	30,663

Total current liabilities	602,131	539,730

Long-term debt	180,333	218,226

Long-term capital lease obligations	93,542	118,267

Stockholders’ equity
Common stock, $.02 par value;
200,000,000 shares authorized, 12,395,444
shares issued and outstanding (10,926,818 in 2004)	247,909	218,536
Shares issuable (150,000 in 2005 and 0 in 2004)	500,000	—
Additional paid-in capital	20,073,767	13,074,847
Accumulated deficit	(11,347,235)	(9,552,641)

Total stockholders’ equity	9,474,441	3,740,742

	$10,350,447	$4,616,965

See accompanying notes

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30 2005	September 30, 2004	September 30 2005	September 30 2004

Sales, net	$373,123	$355,166	$1,297,397	$1,030,605

Costs of sales	186,649	223,708	672,245	640,255

Gross profit	186,474	131,458	625,152	390,350

Selling, general and administrative expenses	674,018	407,793	1,951,453	1,230,901
Research and development	79,165	106,780	239,750	297,899
Amortization of intangibles	135,000	4,500	270,000	13,500

Operating expenses	888,183	519,073	2,461,203	1,542,300

Loss before other income (expense) and income taxes	(701,709)	(387,615)	(1,836,051)	(1,151,950)

Other income (expense):
Interest income	29,797	13,395	67,222	44,479
Interest expense	(6,494)	(4,002)	(20,543)	(15,969)

Loss before income taxes	(678,406)	(378,222)	(1,789,372)	(1,123,440)

Income taxes	—	3,599	5,222	5,799

Net loss	$(678,406)	$(381,821)	(1,794,594)	(1,129,239)

Net loss per share, basic and diluted	$(0.05)	$(0.04)	(0.15)	(0.10)

Weighted average common shares outstanding, basic
and diluted	12,285,029	10,908,607	11,856,511	10,885,137

See accompanying notes.

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net loss	$(1,794,594)	$(1,129,239)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization expense	404,960	57,141
Stock issued for services	29,521	3,840
(Increase) decrease in assets:
Accounts receivable	235,226	(17,079)
Inventory	(77,176)	33,665
Prepaid expenses and other assets	(73,238)	(52,360)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	58,179	(113,627)

Net cash used by operating activities	(1,217,122)	(1,217,659)

Cash flows from investing activities:
Purchase of fixed assets	(83,941)	(266,659)
Purchase of royalty rights	—	(90,000)
Purchase of patents and contractual rights	(185,283)	(69,695)

Net cash used by investing activities	(269,224)	(426,354)

Cash flows from financing activities:
Repayment of line of credit	—	(11,259)
Repayment of long-term debt	(35,663)	(21,383)
Decrease in restricted cash	51,000	—
Repayment of capital lease obligations	(22,714)	—
Issuance of common stock, net	2,555,664	—

Net cash provided (used) by financing activities	2,548,287	(32,642)

Net increase (decrease) in cash and cash
equivalents	1,061,941	(1,676,655)
Cash and cash equivalents beginning of period	2,657,865	5,115,722

Cash and cash equivalents end of period	$3,719,806	$3,439,067

See accompanying notes.

Back to Contents

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Document Security Systems, Inc and its wholly owned subsidiaries (collectively, the “Company”) after elimination of intercompany transactions, profits, and balances. The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2.	Other Intangible Assets

The Company’s intangible assets consists of costs associated with the application, acquisition and defense of our patents and trade secrets. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business

In February 2005, the Company purchased various legal ownership and economic interests in certain technology (patents and trade secrets) from 40 persons and entities. The technologies related to patent rights and trade secrets in certain document anti-fraud and anti-counterfeiting technology that the Company had partially owned prior to the transaction. The Company issued an aggregate of 541,460 shares of its common stock for the rights of the interest holders and secured 100% of the ownership rights and approximately 88% of the economic rights to these technologies. The value of the shares of common stock was determined based upon the closing price of the shares of the Company’s common stock on the American Stock Exchange on February 15, 2005 of $7.25 per share. The total aggregate fair value of the acquisition of the interests from the interest holders was $3,925,585.

In September 2005, the Company acquired additional economic rights to the aforementioned patents and trade secrets from its acquisition of Secured Document Systems (Note 3). The Company estimated that the fair value of the rights purchased was $421,000.

The Company amortizes its intangible assets over the estimated useful life of the patents up to the legal life of 20 years. Currently, the patents being amortized have a weighted average useful life of approximately 9 years. The Company also periodically reviews the carrying value of these assets for impairment. The Company recorded amortization expense for its patent assets during the three months and nine months ended September 30, 2005 of $135,000 and $270,000, respectively, and $4,500 and $13,500, respectively, for those periods in 2004.

Back to Contents

On an ongoing basis, the Company submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT), which includes countries in Europe, and Australia, Japan, South Africa, China and approximately 120 additional foreign countries. The Company capitalizes these costs and amortizes them over the patents’ estimated useful life.

In addition, the Company has incurred costs associated with the defense of its right to use its patents. The Company has determined that in some cases it will need to use the court systems in the jurisdictions of its patents to protect the rights of its patents against infringers, and therefore, may incur substantial costs for these proceedings. The Company capitalizes these costs as an increase to the cost basis of its patent assets to be amortized over the remaining estimated useful life of the patent. The Company continuously evaluates whether the patent defense will be successful or unsuccessful. If it determines that its defense will likely not be successful, then the defense costs are expensed in that period and an impairment charge will likely be taken to write down the associated patent asset to its fair value.

On August 26, 2005, the Company agreed to issue 150,000 of restricted shares to Strategic Resource Advisory Services, (“SRAS”) a subsidiary of IDT Corporation, in exchange for the payment of $500,000 of the Company’s legal expenses that it will incur during the Company’s lawsuit with the European Central Bank. IDT Corporation is a related party to a member of the Company’s Board of Directors. Pursuant to this transaction, the Company recorded a $500,000 other asset that will be reclassified to patent assets as payments are made by SRAS on behalf of the Company. The cash value of the contract of $500,000 was deemed more readily determinable fair value than the common shares that will be issued but not tradable for two years.

3.	Acquisition

On September 9, 2005, the Company purchased 100% of the common stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its common stock plus additional costs related to the transaction. The value of the shares of common stock was determined based upon the closing price of the shares of the Company’s common stock on the American Stock Exchange on September 9, 2005 of $8.26 per share. SDS is an entity that holds various economic rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website ProtectedPaper.Com which sells secured document solutions, including the Company’s safety paper. Commencing on September 1, 2005, the results of SDS’s operations are included in the consolidated financial statements of the Company. The Company accounted for the acquisition as a business combination under FASB 141 “Business Combinations”. The purchase price was preliminarily allocated based on the fair market value of the assets acquired with a pro rata reduction to the long term assets for the excess of fair market values of the assets acquired over the purchase price. The purchase price was allocated as follows:

Accounts Receivable	$7,000
Inventory	5,000
Fixed Assets	4,000
Related party royalty receivable	84,000
Identified intangible assets	466,000

Total	$566,000

Back to Contents

The acquisition would not have had a material effect on pro forma and combined operating results for prior periods.

4.	Common Stock

During the first three quarters of 2005, the Company received $1,324,000 in proceeds from the exercise of warrants originally issued during a private placement of its common stock in 2003 at exercise prices ranging from $2.00 to $5.00. In addition, the Company received $1,250,000 in proceeds from the exercise of warrants issued in 2003 for services at an exercise price of $2.50. As of September 30, 2005, a total of 861,395 shares have been issued from these warrants which includes 67,211 shares issued as the result of cashless exercises of warrants. Pursuant to these cashless exercises, 81,874 warrants have been cancelled. In addition, 30,000 warrants expired during the three month ended September 30, 2005.

In addition, the following transactions involved the Company’s equity instruments:

- issued 541,460 shares of its common stock to acquire various legal ownership and economic interests in certain technology, as described in Note 2 .

- issued 62,654 shares of its common stock to acquire Secured Document Systems, as described in Note 3

- agreed to issue 150,000 shares of its common stock in exchange for prepaid legal costs associated with the Company’s lawsuit against the European Central Bank, as described in Note 2

The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the above described securities.

5.	Stock Options

The Company accounts for employee stock options using the intrinsic value method prescribed by APB 25. Accordingly, the “disclosure only” provisions of SFAS No.123 and 148 for these options are presented.

In the quarter ended March 31, 2005, the Company granted two employees and four non-executive directors’ options to acquire an aggregate of 72,500 shares of common stock. The options are exercisable at $7.14 per share and expire five years from the date of grant. Of the options granted, 12,500 vested immediately, with the remainder of the options vesting pro-ratably over three years.

In the quarter ended September 30, 2005, the Company granted 12 employees options to acquire an aggregate of 144,000 shares of common stock. The options are exercisable at $8.38 per share and expire five years from the date of grant. Of the options granted, 48,000 vested immediately, with the remainder of the options vesting pro-ratably over three years.

No compensation expense for stock options was recorded in the three-month and nine-month periods ended September 30, 2005 and 2004. SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost on the fair value of the options granted, as prescribed by SFAS 123. The impact on the net loss and net loss per share for the three months and nine months ended September 30, 2005 and 2004 is presented below.

Back to Contents

	September 30, 2005
	Three months ended		Nine months ended
	$ Amount	$ Per share	$ Amount	$ Per share

Net loss, as reported	$(678,406)	$(0.05)	$(1,794,594)	$(0.15)

Fair value method compensation
expense, net of tax	(224,473)	(0.02)	(449,693)	(0.04)

Net loss, pro-forma	$(902,879)	$(0.07)	$(2,244,287)	$(0.19)

	September 30, 2004
	Three months ended		Nine months ended
	$ Amount	$ Per share	$ Amount	$ Per share

Net Income	$(381,821)	$(0.04)	$(1,129,239)	$(0.10)
Fair value method compensation
expense, net of tax	(145,513)	(0.01)	(173,838)	(0.02)

Net loss, pro-forma	$(527,334)	(0.05)	$(1,303,077)	$(0.12)

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model. Following are the weighted average assumptions used for valuing the options granted during the nine months ended September 30, 2005:

Expected dividend yield	0%
Expected stock price volatility	55%
Risk-free interest rate	4.1%
Expected life of options	47	months

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

Back to Contents

	Pre FAS 123 (R) Adoption	Post Effective Date (December 15, 2005) Requisite Service Recognition by Year

	2005	2006	2007	2008
Agreements containing service inception
dates within the year	15	15	14	0
Shares expected to vest	134,500	73,000	24,000	0
Expected pretax cost	$523, 445	$269,965	$75,380	$0
Per share amounts	$0.04	$0.02	$0.01	Nil

     The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

6.	Loss per Share

      Basic earnings per share is computed by dividing net income by the weighted-average number of common shares, including shares issuable to SRAS (see Note 2), outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. As of September 30, 2005, there were 580,969 stock options and warrants outstanding with exercise prices below the average share price for the period that would have been included in the calculation of diluted earnings per share had the Company generated net income.

7.	Supplemental Cash Flow Information

     During the nine months ended September 30, 2005, the Company issued 541,460 shares of Common Stock valued at $3,925,585 to acquire certain patent rights. (See Note 2). The Company also issued 62,654 shares of Common Stock valued at $517,522 for an acquisition of a business. (See Note 3). In addition, the Company agreed to issue 150,000 shares of Common Stock for prepaid legal services. (See Note 2).

8.	Segment Information

     The Company’s businesses are organized, managed and internally reported as three segments. The segments are determined based on differences in products, internal reporting and how operational decisions are made. There are no material transactions between segments. The Company reduced its number of segments from four to three by including its motion picture film licensing business which has minimal ongoing activity with its document security segment. A summary of the three segments is as follows:

Document Security	License, manufacture and sale of document security technologies and safety paper products and license of motion picture films.

Printing	Provide commercial printing and copying services to the metropolitan Rochester, NY area as Patrick Printing.

Legal	Sale of specialty legal supplies via the Internet to lawyers and law firms located throughout the United States as Legalstore.com.

Back to Contents

     Approximate information concerning the operations by reportable segment for the three months and nine months ended September 30, 2005 and 2004 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report these results.

			Document
3 months ended September 30, 2005:	Printing	Legal	Security	Administrative	Total

Revenues from external customers	$114,000	$122,000	$137,000	$—	373,000
Depreciation and amortization	21,000	1,000	136,000	22,000	180,000
Net segment profit or (loss)	(44,000)	12,000	(350,000)	(296,000)	(678,000)

3 months ended September 30, 2004:

Revenues from external customers	$176,000	$120,000	$59,000	$—	355,000
Depreciation and amortization	12,000	3,000	—	5,000	20,000
Net segment profit or (loss)	(21,000)	(9,000)	(187,000)	(165,000)	(382,000)

			Document
9 months ended September 30, 2005:	Printing	Legal	Security	Administrative	Total

Revenues from external customers	$364,000	$380,000	$553,000	$-	$1,297,000
Depreciation and amortization	58,000	4,000	276,000	66,000	404,000
Net segment profit or (loss)	(104,000)	50,000	(685,000)	(1,056,000)	(1,795,000)

9 months ended September 30, 2004:

Revenues from external customers	$483,000	$358,000	$190,000	$-	$1,031,000
Depreciation and amortization	37,000	7,000	-	13,000	57,000
Net segment profit or (loss)	(61,000)	(5,000)	(497,000)	(566,000)	(1,129,000)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Back to Contents

Overview

            We are a supplier and printer of security documents containing patented technology that is designed to prevent the counterfeiting of documents and or to authenticate originals. We license or print security documents that utilize our patented technologies to security printers, corporations and governments worldwide. Our technology has been used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals tickets, and school transcripts. We believe our technology will also be used for consumer product and pharmaceutical packaging. In addition, we sell legal supplies on the Internet, and commercial printing and copying services at two non-core divisions.

     We entered the document security business as the result of the acquisitions of Thomas Wicker Enterprises, Inc. and Document Security Consultants, Inc. in 2002. Beginning in the second half of 2002, we identified document security as our core business and began to concentrate our efforts and resources primarily toward that business. At that time, we determined that prior to our full entry into the document security business we would need to consolidate our ownership rights to a portfolio of patents and trade secrets that would be the basis of our business. Since 2002, we had been in the process of acquiring and consolidating the rights to these patents primarily in exchange for ownership interests in our Company. During the first three quarters of 2005, we substantially completed this process by issuing shares of our Common Stock to acquire and consolidate legal ownership or economic interests in some of our core patents and trade secrets. We believe we now have the appropriate level of technology ownership rights to take full advantage of the worldwide need for our products and technologies and can now concentrate more of our resources on the marketing and sales of our technology.

     Generally, we generate revenue from our document security business in three ways. We produce a security paper containing our patent pending technologies for the wholesale paper industry. We also license our patented technologies to security printers so that they can provide their customers with products containing our anti-counterfeiting technologies. Finally, we design and print, customized secure documents for various end users such as governments and corporations.

     Our primary product for the paper market is AuthentiGuard Safety Paper. AuthentiGuard Safety Paper is a paper which reveals hidden warning words, logos or images when a clear plastic viewer is placed over the paper or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate copy or the computer digital scan and essentially prevent important documents from ever being counterfeited. During the past year, we have concentrated on the wholesale portion of the Safety Paper business. Due to our limited size, we determined that we did not have the resources to develop an international retail market in Safety Paper. To achieve this goal, we have sought distributors who could more effectively meet the demands of world-wide retail customers. Beginning in the first quarter of 2005, Boise White Paper LLC (“Boise”) obtained the rights to distribute a branded version of this safety paper called “Boise Beware” on an exclusive basis throughout North America to paper distributors and printers. We retained the right to sell our “AuthentiGuard” brand of safety paper directly to all end users including North America, and printers and paper distributors outside of North America. We are also in discussions with a large international paper distributor for the rights to distribute our Safety Paper outside of North America, including Europe, Asia, South America, Australia and Africa.

Back to Contents

     Much of our efforts in the first half of 2005 were spent on working with Boise to launch Boise Beware. We educated and trained the Boise employees about our technology, and developed, in cooperation with Boise personnel, a purchase order and manufacturing process including outlining the distribution and warehouse functions. We also used a third-party printer to meet initial demand and to build our inventories of the paper which Boise has arranged to sell at OfficeMax and CopyMax stores throughout the United States as well as to its corporate clients.

     Currently, our Safety Paper is manufactured and stored for us by a third-party printer which has sufficient capacity to meet our foreseeable demand for Safety Paper. During the third quarter of 2005, sales of Safety Paper slowed as compared to the second quarter of 2005 primarily due to a seasonality factor and that our paper distributor, Boise, was still in an initial set-up mode. During the quarter, their inventories were sufficient to supply direct retail paper sales. We believe that the “Boise Beware” product line will experience continued growth due to the continued sales efforts of Boise in North America.

     We intend to further increase our revenues by expanding the market for our “AuthentiGuard” safety paper internationally and expect to benefit from new distribution agreements outside of North America. In addition, we are seeking to increase revenues and increase gross profit margins by developing manufacturing capabilities through strategic mergers and acquisitions that will allow us to service larger and a wider range of potential customers while eliminating a layer of costs by reducing our reliance on third party printers.

     Concurrent with the completion of the patent consolidation phase of our business, we are concentrating more of our efforts and resources towards growing our technology licensing business. We continue to reinforce our existing industry relationships and we are active in introducing our organization and technologies to various industries and government agencies in the United States and internationally. In addition, we expanded our service personnel to assure our current and future customers of our ability to provide future support for their post sale service requirements. Our sales initiative is focused on major national and international corporations that have a long-term need for our anti-counterfeiting technologies.

     During 2005, we have also begun to expand our marketing efforts to the end-user of custom secure documents. Whereas in the past, we typically sought to license our technology to the printer of the end-user, we have determined that significant advantages exist in the market if we are able to own the end-user relationship from the design phase through the production phase. By utilizing our patented technologies, the company has the ability to create, design and manufacture one of a kind unique, proprietary secure documents. Therefore, we have shifted our focus to utilize more of our internal printing capabilities towards the custom security document market. In addition, we are actively seeking strategic acquisition candidates in the various printing manufacturing categories. We are in merger and acquisition discussions with several interested companies in the packaging, ID card, digital printing and checks and forms industries. We are also in discussions with one of the world’s largest media electronics companies for a technology cross licensing agreement or a possible merger and or acquisition with one of their subsidiary operations. All of these discussions are at preliminary stages and there is no guarantee that any transactions will be concluded.

      We are also developing a new line of security which employs new technology for use with documents requiring a very high level of security such as vital records to be considered for distribution by Boise or other strategic partners in the paper distribution industry. These efforts continued during the first nine months of 2005 and included the processing of several new US and International patent applications. During 2005, we have invested over 18% of our revenue towards research and development. These advanced technologies protect, as well as identify, documents as originals or counterfeits. Large security printers and packaging companies are testing our technology and we anticipate that our technologies will be embedded on pharmaceutical packaging, consumer product packaging, checks and currencies.

          We also believe that some of our technologies are being used on an un-authorized basis. By aggressively defending our intellectual property rights, we believe that we will be able to secure a potentially significant amount of additional and ongoing revenue by securing licensing agreements with those persons, companies or governments that we believe are infringing our patents. We also anticipate that we may be required to commence litigation in some cases and that we will need to spend a significant amount of money and time on these matters. During the first nine months of 2005, we have incurred approximately $250,000 in legal fees, paid for by shares of our common stock, related to a case we filed against the European Central Bank for infringement of our European Patent 455750B1. We capitalize these costs into the cost of our patents and expense them if it is determined that the defense will be unsuccessful. We anticipate that we will continue to incur significant legal costs associated with this case, of which the majority will be paid for by shares of our common stock.

Back to Contents

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

Results of Operations for the Three and Nine Months Ended September 30, 2005

     The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2004.

Summary	Three Months Ended September 30,2005			Nine Months Ended September 30,2005
	$		% change vs. 3 months ended Sept. 30, 2004	$		% change vs. 9 months ended Sept. 30, 2004

Sales, net		373,000	5%		1,297,000	26%

Costs of sales		187,000	-17%		672,000	5%

Gross profit		186,000	42%		625,000	60%

Total operating expenses		888,000	71%		2,461,000	59%

Loss before other income (expense)
and income taxes		(702,000)	81%		(1,836,000)	58%

Other income (expense):
Interest income		30,000	131%		67,000	52%
Interest expense		(6,000)	50%		(21,000)	31%

Loss before income taxes		(678,000)	79%		(1,790,000)	58%

Income taxes		-	-100%		5,000	-10%

Net loss		(678,000)	77%		(1,795,000)	58%

Back to Contents

Sales	Three Months Ended September 30,2005			Nine Months Ended September 30,2005
	$		% change vs. 3 months ended Sept. 30, 2004	$		% change vs. 9 months ended Sept. 30, 2004

Sales, net
Document Security		$137,000	132%		$553,000	191%
Printing		114,000	-35%		364,000	-25%
Legal supplies		122,000	2%		380,000	6%

Total Revenue		373,000	5%		1,297,000	26%

     Document Security

     Document security sales increased 132% for third quarter and 191% for the first nine months of 2005. The increases during the quarter are primarily the result of increases in sales of custom security documents for our customers. The increases the first nine months of 2005 also reflect the early orders under our distribution and marketing contract with Boise. While we still consider these sales to be nominal, we believe that the early results are indicative of the potential for our safety paper products. However, we also are aware that our safety paper products are still a relatively new and there can be no assurance that we will continue to receive orders at a pace higher or lower then the initial product rollout. During the third quarter of 2005, we began to more aggressively target the custom security market by offering custom design and manufacturing services to the end-user market for security documents.

     To date, licensing revenue has been insignificant. We are currently in the process of presenting and testing our technology with multiple printers, corporations and government agencies, however, we have not entered into any definitive licensing agreements with any parties. We are also in the contract negotiation stage with several clients which should conclude in 2005 or early 2006. We believe that the nature of our technology and the typical length and breadth of licensing agreements that we seek to enter into with our customers creates a sales cycle of six to twelve months. In addition, during the third quarter of 2005, we began to limit our licensing business to only large or strategic customers.

      Printing and legal supplies

     We view sales from our commercial printing business segment to be essentially a means of having access to a working research and development facility and to be able to offset the costs of our research. During the quarter ended September 30, 2005, we experienced a 35% decline in our sales to external commercial printing customers primarily due to three factors. First, during the quarter, we utilized a larger amount of our printing capacity for custom security print orders which have a higher profit margin than traditional commercial print orders. Second, results were adversely affected by a large, one-time order from a customer in 2004 that did not occur in the 2005 period. Third, we experienced a decline in business from one significant customer which we believe will be made up in the fourth quarter of 2005.

     Revenue from our legal supplies business continued to grow during the third quarter and the first nine months of 2005. We view our legal supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Although the sales of this segment appear to be significant as to our total sales, we do not expect that to be true in the future. The division continues to increase its revenue by seeking to grow its customer base in a cost effective manner.

Back to Contents

Gross Profit		Three Months Ended September 30,2005		Nine Months Ended September 30,2005
	$		% change vs. 3 months ended Sept. 30, 2004	$		% change vs. 9 months ended Sept. 30, 2004

Gross profit
Document Security		66,000	214%		259,000	232%
Printing		60,000	-19%		183,000	13%
Legal supplies		60,000	67%		183,000	21%

Total gross profit		186,000	42%		625,000	60%

	Three Months Ended September 30,2005		Nine Months Ended September 30,2005
		% change vs. 3 months ended Sept. 30, 2004		% change vs. 9 months ended Sept. 30, 2004

Gross profit percentage:
Document Security	48%	35%	47%	14%
Printing	53%	25%	50%	50%
Legal supplies	49%	64%	48%	14%

Total gross profit percentage	50%	35%	48%	27%

     Document Security

     The 214% increase in gross profit in the third quarter of 2005 when compared to the third quarter of 2004 is the result of increased volumes of custom security print orders versus prior year amounts. The gross profit percentage increase reflects the improvements in inventory management and pricing gained by larger order quantities which the Company is able to make as its sales increase.

     Printing and legal supplies

Gross profits from our printing and legal supplies operations support our document security business. While gross profits declined on a dollar basis due to the revenue variances described above, printing gross profit percentages have increased for both periods presented generally as the result of improvements in the customer mix as the sales declines described above were generally to commercial printing and copying customers which had lower than average profit margins associated with them.

     Legal supplies gross profit margins in the third quarter of 2005 as compared to the third quarter in 2004 increased primarily due to a change in product mix resulting in a greater percentage of wholesale sales versus drop shipment sales. We generally generate higher gross margins on products that we purchase on a wholesale basis and resell to our customers versus products that we sell as a dealer for a larger legal supply company.

Back to Contents

Expenses
Operating expenses

	Three Months Ended September 30,2005			Nine Months Ended September 30,2005
	$		% change vs. 3 months ended Sept. 30, 2004	$		% change vs. 9 months ended Sept. 30, 2004

Selling, general and administrative expenses:
Compensation		260,000	79%		724,000	75%
Professional Fees		156,000	64%		490,000	114%
Sales and marketing		125,000	54%		351,000	33%
Depreciation and amortization		23,000	188%		117,000	388%
Other		110,000	41%		269,000	3%
Research and development		79,000	-26%		240,000	-19%
Amortization of intangibles		135,000	2600%		270,000	335%

Total operating expenses		888,000	71%		2,461,000	59%

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

     Professional fees have primarily increased due to increases in legal, accounting, investor and public relation costs and consulting fees. Legal costs are associated with general corporate fees and legal fees in connection with the litigation referred to below in Part II –Legal Proceedings. These legal costs do not include legal costs associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. Consulting fees are primarily directed towards efforts to help the Company develop contacts and market opportunities with government and large multinational corporations.

     Sales and marketing expense increases include increases in travel costs associated with greater participation in trade shows as well as an increase in potential customer site visits. We expect that sales and marketing expenses will continue to fluctuate as we incur costs incidental with our sales volume.

     Depreciation expense has increased primarily due to leasehold improvements incurred during the last quarter of 2004 for our new corporate headquarters as well as additional computers and office equipment associated with our increase in personnel levels.

     Other expenses are primarily rent, supplies, and insurance costs that have not significantly fluctuated since 2004, except for the timing of certain office expenses and employee hiring costs which the company experience in the third quarter of 2005 but not in the third quarter of 2004.

Back to Contents

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

Other income and expense

	Three Months Ended September 30,2005			Nine Months Ended September 30,2005
	$		% change vs. 3 months ended Sept. 30, 2004	$		% change vs. 9 months ended Sept. 30, 2004

Other income (expense):		30,000	131%		67,000	52%
Interest income		(6,000)	50%		(21,000)	31%

Interest expense		24,000	167%		46,000	64%

     Our other income and expense is comprised of interest income, which we derive from our cash savings and interest expense which we incur on our debt and capitalized lease obligations. Interest income has increased due to increase in our rate of return compared to the same periods of 2004. Our interest expense has increased due to the addition of several capitalized leases in the last quarter of 2004. We expect that our interest income will decrease as we use cash in operations. We expect interest expense to be stable.

Back to Contents

Net loss

	Three Months Ended September 30,2005			Nine Months Ended September 30,2005
	$		% change vs. 3 months ended Sept. 30, 2004	$		% change vs. 9 months ended Sept. 30, 2004

Net loss		(678,000)	77%		(1,795,000)	59%

     During the three and nine months ended September 30, 2005 we continued to experience a net loss. While we have experienced growth in our net sales and our gross profit, these increases have not offset our increases in our operating expense, especially a significant increase in amortization of intangibles expense that has resulted from the investments we have made in our patent assets.

Loss per share
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net loss	$(678,406)	$(381,821)	$(1,794,594)	$(1,129,239)

Net loss per share, basic and
diluted	$(0.05)	$(0.04)	(0.15)	(0.10)

Weighted average common
shares outstanding, basic and
diluted	12,285,046	10,908,607	11,856,517	10,885,137

     Our basic loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in both periods of 2005 compared to 2004. Our shares have increased as we have used our common shares for an acquisition and to purchase patent assets. In addition, we have issued shares as the result of exercises of warrants by some of our investors as well as to pay certain legal fees. The “basic net loss per share” is computed by dividing the net loss, by the weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

Back to Contents

	Nine Months Ended
	September 30, 2005 (unaudited)		September 30, 2004 (unaudited)		% Change

Operating activities cash flows		$(1,217,000)	$(1,218,000)		0%
Investing activities cash flows:		(269,000)	(426,000)		37%
Financing activities cash flows	2,548,000		(33,000)		7821%
Working capital	3,518,000		2,627,000		34%
Current ratio	6.84	x	5.87	x	17%

     During the first nine months of 2005, we continued to use cash for operations at a rate consistent with the same period of 2004. Our operating cash flow loss during the first nine months of 2005 was primarily the result of our operating loss and our use of cash for insurance pre-payments and to increase our inventory levels. While our net loss has increased from 2004 levels, our cash flow has remained consistent due to the fact that our 2005 results are primarily negatively impacted by a large increase in non-cash depreciation and amortization expenses.

     During the first nine months of 2005, our investing activities used cash for investments in software, equipment and patents of $269,000, which was 37% less than the use of cash for investment during the first nine months of 2004. During 2005, we have been able to use our common stock to pay for investments in patents and contractual rights which we may not have otherwise been able to had we been required to pay in cash. The use of equity for our investments has allowed us to retain cash needed for operations during the early stages of our business without sacrificing the investments needed to secure our competitiveness in the future.

     Also during the first nine months of 2005, our financing activities resulted in cash inflows primarily from the issuance of our common stock to warrant holders who have exercised their right to buy our stock at prices ranging from $2.00 to $5.00. The proceeds from these investors support our operations. Since entering the document security business, we have funded a significant portion of our cash needs by issuing our securities.

     At September 30, 2005, we had cash and cash equivalents of approximately $3,720,000 along with restricted cash of $249,000. Our restricted cash is held as collateral for our current and long-term debt obligation which was approximately $230,000 at September 30, 2005. Our working capital as of September 30, 2005 was approximately $3,518,000 which was $891,000 or 34% higher than working capital at September 30, 2004. Our ability to improve our working capital position was based on our ability to use our securities to obtain funding and make investments in patent assets. Our working capital position is expected to deteriorate as long as we continue to lose money from operations. In order to support our existing and proposed operations, we may need additional financing. Although we have outstanding warrants to purchase our common stock with exercise prices below the current market price, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we may be required to raise additional funds by borrowing or selling stock to meet our cash needs, and there is no guarantee that we will be able to raise such additional funds.

Back to Contents

ITEM 3 - CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     There were no significant developments during the first nine months of 2005 in connection with our intellectual property litigation against Adler Technologies and Andrew McTagger. This litigation commenced by us in January 2003, is described in our Form 10-KSB Annual Report for the year ended December 31, 2004. The case is in the late stage of discovery and it is still too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Adler and McTagger or that Adler’s counterclaims will not be upheld. If Adler is successful in all of its counterclaims, we may be adversely affected in our ability to market certain technology.

     We have been named as a defendant in a lawsuit entitled Frank LaLoggia v. Document Security Systems, Inc. (Index No. 05/8307 New York State Supreme Court, Monroe County) in which the plaintiff alleges that he is owed compensation in the amount of 3,000,000 shares of the Company’s Common Stock for services allegedly provided to the Company. The complaint asserts that the Company owes the shares as a result of efforts made by Mr. Frank LaLoggia under a movie consulting agreement dating from 1996. Management believes that the plaintiff has received all compensation which was due to him in relation to the former movie business. The Company believes that even if the plaintiff was owed any compensation for services, the number of shares would be determined on a post reverse stock split basis, which was effected several years ago (resulting in a claim for 15,000 shares). Management believes that the claims, which relate to the former movie production business of the Company when it was named New Sky Communications, Inc. and was operated by different senior management, are without merit and subject to valid defenses. The Company intends to vigorously defend this action and has asserted against the plaintiff counterclaims for money damages up to $800,000 arising out of and related to his conduct under that same agreement. The complaint was filed on July 26, 2005 and is currently in the discovery stage. There can be no assurance that we will be successful in our defense or in our counterclaims.

     On August 1, 2005 we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. The suit was brought by us in European Court of First Instance in Luxembourg. The Company alleges that all Euro banknotes in circulation infringe its European Patent 455750B1, which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We are currently awaiting their defense.

Back to Contents

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2005, the Company issued an aggregate of 541,460 shares of its common stock for the various legal ownership and economic interests in certain technology (patents and trade secrets) from 40 persons and entities who previously obtained these rights from the Wicker Family. The value of the shares of common stock was determined based upon the closing price of the shares of the Company’s common stock on the American Stock Exchange on February 15, 2005 ($7.25 per share) The total aggregate fair value of the acquisition of the interests from the interest holders was $3,925,585. The shares issued in the transaction are “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities. We filed a registration statement with the Securities and Exchange Commission to register for resale 20% of the shares that were received by each Interest Holder, which was declared effective on August 9, 2005.

     During the quarter ended September 30, 2005, we issued 83,705 shares of our common stock pursuant to the exercise of our common stock purchase warrants. Net proceeds from the exercise of the warrants were approximately $332,000. Of the shares issued upon the exercise of warrants, 35,933 were issued at $5.00 per share for proceeds of $180,000, and 31,665 were issued at $4.80 per share for proceeds of $152,000. In addition, 16,107 shares were issued as a result of cashless exercise provisions of warrant agreements issued as part of our 2003 private placement of common stock and warrants. Pursuant to these cashless exercises, 19,068 warrants were cancelled. The proceeds were used to fund general operations. The shares issued pursuant to the exercise of the warrants have been registered with the Securities and Exchange Commission under an effective Form S-3. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities

     On August 26, 2005, the Company agreed to issue 150,000 restricted shares to Strategic Resource Advisory Services, (“SRAS”), a subsidiary of IDT Corporation, in exchange for the payment of substantially all of the Company’s legal expenses that it will incur during the Company’s lawsuit with the European Central Bank. IDT Corporation is a related party to a member of the Company’s Board of Directors. The Company expects to issue the shares during its fiscal fourth quarter, and the shares will not be registered under the Securities Act of 1933.

     On September 9, 2005, the Company purchased Secured Document Systems (“SDS”) for 62,654 shares of its common stock. The value of the shares of common stock was determined based upon the closing price of the shares of the Company’s common stock on the American Stock Exchange on September 9, 2005 of $8.26 per share. SDS is an entity that holds various economic rights to several of the Company’s patents which it had previously obtained from the Wicker Family. The shares issued in the transaction were not registered under the Securities Act of 1933.

     We did not purchase any shares of our capital stock during the nine months ended September 30, 2005.

Back to Contents

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fiscal quarter ended September 30, 2005. We anticipate holding a meeting of shareholders in the fourth quarter of 2005.

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS

     (a) Exhibits

Item 31.1 Certifications of Chief Executive Officer Pursuant to Section 302of the Sarbanes Oxley Act

Item 31.2 Certifications of Principal Accounting Officer Pursuant to Section302 of the Sarbanes Oxley Act

Item 32.1 Certification of Chief Executive Officer Pursuant to Section 906of the Sarbanes Oxley Act

Item 32.2 Certification of principal Accounting Officer Pursuant to Section906 of the Sarbanes Oxley Act

Back to Contents

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2005	By:	/s/ Patrick White
Patrick White
President, Chief Executive Officer and Acting Chief Financial Officer

November 14, 2005	By:	/s/ Philip Jones
Philip Jones
Controller/Principal Accounting Officer