Form 10KSB
period 2005-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2006-03-07
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2005
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
Common Stock (Par Value - $0.02)
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

CHECK WHETHER THE ISSUER:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) YES [X] NO[  ]

and

(2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [ ] No[x]

The Registrant's revenue for the fiscal year ended December 31, 2005: $1,749,864

The aggregate market value of the stock held by non-affiliates (5,275,578 shares) computed by reference to the closing price of such stock ($12.60), as of March 2, 2006, was $66,472,283.

As of March 2, 2006, there were 12,811,188 shares of Common Stock of Document Security Systems, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 4, 2006, is incorporated by reference into Part III of this Form 10-KSB to the extent described therein.

Transitional Small Business Disclosure Format: Yes [ ] No[x]

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as "Document Security," "we," "us," “our” or “Company") is a leader in the development of advanced optical anti-scanning, anti-counterfeiting, and verification technologies and products for all forms of printed media. We hold several patents that protect our technology and have several patents pending. Our technologies and products are used by federal, state and local governments, and law enforcement agencies. Our technologies are applied to a broad variety of industries as well. These include financial institutions, consumer goods, and entertainment and gaming industries. Our technologies are used where there is a need for enhanced security for protecting critical financial instruments and vital records, or where there are concerns of fraud, identity theft, brand damage and liability.

We were organized as a New York corporation in 1984, and in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. To accomplish this, we acquired several privately owned companies engaged in the document security technology industry and obtained the rights to the patents associated with these companies and held by certain members of the Wicker Family.

            On August 1, 2002, we acquired all of the corporate stock of Lester Levin, Inc. (d/b/a Patrick Printing and d/b/a Legalstore.com) from its sole shareholder, Patrick White, who is our Chairman, President and Chief Executive Officer. Also on August 1, 2002, we acquired all of the corporate stock of Thomas M. Wicker Enterprises, Inc., a consulting and document security research and development firm. In connection with the acquisition of Thomas M. Wicker Enterprises, we entered into an employment agreement with Mr. Thomas Wicker, the seller, to be our Chief Technology Officer. Further, on November 1, 2002, we acquired all of the corporate stock of Document Security Consultants, Inc., a privately held wholesale and retail manufacturer of Wicker 2000 security paper products. As part of this acquisition, we entered into an agreement to employ David Wicker as our Vice President of Operations. We also acquired, at that time, a majority interest in the corporate stock of Imperial Encryptions, Inc.

In December 2004, we entered into a definitive binding agreement with the certain members of the Wicker Family, in which we obtained the legal ownership of the technology (including patent ownership rights) previously held by the Wicker Family. The members of the Wicker Family executing the agreement were:  The Estate of Ralph Wicker, Mary Wicker, Thomas Wicker, David Wicker, Christine Wicker, Kenneth Wicker, and Michael Caton. The Wicker Family members did not receive any securities of Document Security Systems or other payment for this transaction. At that time, the agreement with the Wicker Family members provided that we would retain 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker patents that we choose to pursue. The Wicker Family was to receive the remaining 30% of such economic benefit. Under the terms of the agreement, the Wicker Family may not enter into any new assignments or licenses with respect to the technology.

In February 2005, we further consolidated our ownership of and rights to the Wicker Family patents. At that time, we completed the purchase of economic interests and legal ownership from approximately 45 persons and entities that had purchased various rights in Wicker Family technologies over several decades. This transaction consolidated the Company’s ownership of US Patent 5,735,547, eliminated remaining licensees of the Wicker patents, and eliminated approximately 55% of the Wicker Family’s 30% interest in the economic benefit of settlements related to infringement suits on foreign patents, as described above. Subsequent to this transaction, the Company increased its economic benefit of potential settlements with all infringers of the Wicker foreign patents to 86% from the previous level of 70%, while the Wicker Family retained its right to 30% of the economic benefit of settlements related to U.S. patent infringements.

The combination of the two agreements described above provided the Company the necessary platform to begin its strategy to aggressively defend its patent rights. Pursuant to the consummation of these two agreements we initiated a lawsuit against the European Central Bank in August 2005 for patent infringement of our European Patent 455750B1 on every Euro banknote in circulation.

In addition, as a result of these transactions, we believe that we created a notable document security business. Our intellectual property, know-how and reputation, which were accumulated over many years, provide us significant competitive advantages. We believe the technologies that we own provide the best methods for anti-counterfeit, anti-fraud protection available in the world today. Our strategy is to be an important participant, if not leader, in the document security and anti-counterfeiting industry. The check security technologies that we acquired have been the standard for the check and forms industry for over 30 years. These technologies were invented over several years by Ralph Wicker (now deceased) and members of his family, Thomas Wicker, David Wicker and Ken Wicker, whom are now senior level employees of Document Security Systems. The Wicker family was, we believe, responsible for the development of the check security technology known as the "pantograph."  The pantograph technology is used by the check and forms industry to secure checks from copying and duplication. We believe that the Wicker technology is the basis for protection of many of today's most important printed documents, such as currency, car titles, checks and prescription forms.

In January of 2006, we acquired San Francisco-based Plastic Printing Professionals, Inc. ("P3"), a privately held, security printer specializing in plastic cards containing security technologies. P3's primary focus is manufacturing composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, DNA and a patent pending watermark technology. P3's products are marketed through an extensive broker network that covers North America, Europe and South America. Its product and client list includes the Grammy Awards, the Country Music Association awards, Super Bowl media cards, ID cards for major airports and Latin American driver’s licenses. This acquisition marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions in order to service our custom security printing business, as described further below.

Our Core Products, Technology and Services

             Our core business is counterfeit document prevention and validation of authentic print media, including government issued documents, currency, private corporate records and securities. Our strategy is to commercialize these technologies by broadening our channels to market and expand our manufacturing capabilities through acquisition in order to capture market share in the current market of secure print and to capitalize on the growing demand for secure print technologies. During 2005, we decided to shift our product commercialization efforts more toward direct sales to end users rather than licensing to competitors (security printers), and we believe that in order to accomplish this effectively we will have to develop or acquire in-house manufacturing capabilities. This strategy will require us to attract additional capital resources. Furthermore, there is no guarantee that we will be able to successfully raise capital or to do so may require us to issue additional equity at prices below the current price of our Common Stock as listed on the American Stock Exchange (AMEX: DMC).

Technologies

We currently have exclusive and complete ownership of 3 patents and 18 technologies for which three additional patent applications have been made in the United States, as well as 133 other countries through the Patent Cooperation Treaty. We also have acquired the complete ownership interests in three U.S. patents, a European Patent Office patent that covers 13 European countries, and one Canadian patent for document anti-counterfeit and anti-fraud technology.

In 2004 we trademarked the name AuthentiGuard for our various technologies and products. Our full commercial product suite now includes: AuthentiGuard Block-Out, AuthentiGuard Pantograph 4000, AuthentiGuard ObscuraScan, AuthentiGuard Prism®, AuthentiGuard Survivor 21, AuthentiGuard Laser Moiré, AuthentiGuard VeriGlow, AuthentiGuard Concentric Fine Lines, AuthentiGuard MicroPerf, and AuthentiGuard Phantom. We license these technologies to manufacturers of secure print media, or apply the technologies for the development and sale of printed products for our end user customers.

           Our primary anti-counterfeiting technologies, marketed under the following trade names, are summarized below:

•
AuthentiGuard LASER MOIRÉ TECHNOLOGY prevents desktop scanners from imaging documents into computers and software. The technology is embedded into whatever image the user wishes to protect from duplication and theft, such as photographs, portraits and backgrounds of currencies or documents. When the document that contains this hidden security technology is scanned, the resulting scan is moiréd and/or pixilated and bars are placed over the image, and colors appear as rainbow wavy-like distortions, which renders the resulting image unusable. Laser Moiré can protect ID cards, photographs, prints, original art, currency, driver’s licenses, postage stamps, tickets, labels, and brand packaging.

•
AuthentiGuard PRISM TECHNOLOGY is an authentication technology, which indicates whether a document is genuine, as opposed to indicating whether it is an unauthorized copy. Prism requires the use of our proprietary handheld plastic verifier. When the verifier is held over a document or image, a multi-color hidden word, symbol, or image is displayed. This technology can hide warning words, codes, logos, images, and symbols into two-color and full color process printed documents. A counterfeiter cannot capture the hidden image when creating a forgery. Therefore, when a handheld plastic verifier is placed over the counterfeited document, the hidden verification image is absent, thereby alerting the user the document is a fake. This technology protects verification forms such as spare parts, packing slips, checks, currency, licenses, travelers' checks, legal documents, tickets, labels, brand packaging, and any full color images such as art prints or color pictures of any sort.

•
AuthentiGuard Pantograph 4000 is a patented security feature, which alerts users that counterfeiting has taken place. Hidden alert words such as "VOID," "COPY," or "UNAUTHORIZED COPY," or bar codes, logos, or other custom images appear when a handheld verifier is placed on a paper containing the technology or when the secured document is copied, scanned, faxed or reproduced in any form. There are other versions of this technology being sold by competitors but our research indicates that no version other than our Pantograph 4000 defeats high and low resolution scanners, produces crisp clear and readable warning words and we believe that we have the only security paper that defeats today's generation of digital scanning copiers. Customers that may utilize this product include: governments, printers, publishers, schools, financial services providers, pharmaceutical companies, hospitals, engineers and manufacturers. This line of security paper has been approved by several states for writing prescriptions for controlled substances. Any printable surface can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging. This technology has been used for gift certificates, school transcripts, coupons, tickets, checks, packing slips, receipts, schematic drawings, plans, music, scripts, training manuals, business plans, internal memos, letterhead, legal forms, prescription pads, and any other sensitive documents. In 2004, we entered into a North American exclusive paper distribution agreement for our newest Security Paper, containing Pantograph 4000, with Boise White Paper LLC, a multi-billion dollar distribution company. In 2005, we entered into an agreement with PaperlinX Limited, the largest fine paper distributor in the world with over AUD (Australian Dollar) $7.5 billion (approximately US$5.7 billion) in annual sales, for exclusive marketing rights to sell our security paper in Europe (including the United Kingdom) and Australia.

•
AuthentiGuard SURVIVOR 21 is a new technology that verifies the authenticity of electronic check scans which were outlined by the Federal Reserve in a voluntary program called "CHECK 21."   This is the latest in our line of pantograph backgrounds that is used exclusively on financial instruments, such as checks. This new program allows banks to end the daily manual sorting and distribution of checks and replace it with scanned images. According to our research, no other pantograph security image on the market survives the banking industry's high-speed check scanning systems. Therefore, a bank has no way to determine the validity of a check scan. We built our Survivor 21 icon with our technology and when a check is printed with this feature it is invisible to the human eye but when the check is scanned for transmittal to the originating bank, our icon appears on the scan. In other words it survives the high-speed check processor scanning process.

•
AuthentiGuard OBSCURASCAN, sometimes called “Color Separation Multiplier” protects against the counterfeiting of any process color document, package, image or label. We have developed a way to embed a hidden technology that severely alters images so that printing plates or digital color separations for the four-color process are distorted by densitizing the primary colors and therefore unable to re-create a useable color image. Our technology multiplies the intensity of the scans for the four primary colors, yellow, magenta, cyan and black which are necessary in producing a full color image. When the counterfeiter produces his counterfeits with these settings, the output is a muddy, dark unusable blend of colors. Chattering wavy lines are also produced causing even more distortion.

•
AuthentiGuard BLOCK-OUT ANTI-COLOR COPY TECHNOLOGY is also called the "anti-color reproduction system". This is a unique proprietary graphical design that we have developed that prevents color copiers and photo processors from replicating any image that contains our patented block-out image. Our patented version of this copy distortion image triggers a mechanism built by the Omoron Corporation. This trigger mechanism is housed in most color copier models and color photo processors built after 1997. On some models a solid black, single color or barred image is produced. On other color copiers, no copy at all is produced.   This technology is capable of being integrated into and protects highly sensitive government documents such as currency, car titles, passports and licenses as well as checks, travelers' checks, postage stamps, photographs, original art and brand packaging. The U.S. and other world currencies employ a different graphical design causing the trigger mechanism. Our research has indicated that our version is significantly enhanced and more effective than the versions used on currencies by other security printers.

•
AuthentiGuard MICROPERF EMBEDDED PERF IMAGE TECHNOLOGY can be placed on vital records, documents, packaging or currency and is a micro sized perforation in the shape of a word or image that cannot be removed or altered in any way. This protects the authenticity of the original document. A special secure perf plate containing the technology is created with the technology and is applied by a press during the actual printing of the original item. The MicroPerf could replace holographs since they pass the currency crush tests and are a much more controlled technology than the world-wide availability of holographs. Our Microperf authentication technology is only visible when viewing the perfs with a back light source

•
AuthentiGuard PHANTOM EMBOSSMENT TECHNOLOGY is placed on vital records, documents, packaging or currency. This technology is an embossment of a word or image that can only be seen when the protected item is tilted on a particular angle. When the ghosting appearance becomes visible, it verifies the authenticity of the item. Absence of the phenomena indicates a counterfeit. A special secure embossment plate containing the technology is created with the technology and is applied during or after the printing process. The phantom can only be seen when the user tips the protected package, label, currency or document at a particular angle, thus revealing the hidden word, code or symbol. The counterfeiter cannot scan the image since it is not visible by the scanner, thereby making it impossible for the counterfeiter to duplicate the ghosting effect.

•
AuthentiGuard VERIGLOW INVISIBLE CODE IMAGE TECHNOLOGY is placed on vital records, documents, packaging or currency and is an invisible area of the document that can only be seen and revealed with our viewing system. The invisible image appears with the viewing system, and its hidden code or image is revealed with a special reading device. This is a two-layer security product. First, the invisibility makes it impossible for the counterfeiter to capture or scan the image and secondly, the counterfeiter would have to have the de-coder reading device, which releases the hidden code from the invisible area. This technology can be applied during the printing process or it can be applied to pre-printed items. The technology is slated for the protection of world-wide currency and pharmaceutical packaging.

Products and Services

Security Paper: Blank Security Paper is sold through our distribution agreements with major wholesale paper distributors. We have an exclusive distribution agreement with Boise White Paper LLC to wholesale paper distributors and printers throughout North America under the brand name "Boise Beware." In 2005, the Company derived 51% of its document security revenue (22% of total revenue) from Boise Beware. In 2004, the Company derived 33% of its document security revenue (9% of total revenue) from Boise Beware. We also have an agreement with PaperlinX Limited, (ASX- PPX) the largest fine paper distributor in the world with over AUD$7.5 billion (approximately US$5.7 billion) in annual sales, for the exclusive marketing rights to sell our Security Paper in Europe (including the United Kingdom) and Australia.  We retain the rights to sell the same Security Paper direct to end users anywhere in the world. Pricing for the Security Paper is determined on mark-up from cost.    In addition, our licensee, PyroTech, has the marketing rights to manufacture and sell our Security Paper in the continent of Africa.

Custom Security Printing: Our technology portfolio allows us to create custom secure documents that are unique to the industry. We target end-users such as governments, agencies and corporations which require anti-counterfeiting and authentication features in a wide range of vital records such as driver’s licenses, birth certificates, receipts, manuals and identification materials and corporations creating entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods. Currently, we primarily outsource the production of our custom security print orders to strategic printing vendors. We plan on increasing our internal printing capabilities for these orders in the future.

Technology Licensing: We license our anti-counterfeiting technology and trade secrets through licensing arrangements with security printers. We seek licensees that have a broad customer base that can benefit from our technologies. Licensees generally pay on a usage basis with royalties of up to 5% of each job in which our technologies are used. In 2005, we decided to selectively seek strategic licensees pursuant to our plan to increase our internal security printing capabilities.

Security Consulting: Our knowledge, experience and expertise enables us to provide document security consulting services to businesses and government agencies for the design and implementation of document security technologies for various sensitive and critical documents, labeling and packaging. We are a major contributors as members in the U.S. Secret Service’s Document Security Alliance and the Brand Protection Alliance which are organizations aiming to reduce document counterfeiting. Furthermore, we are a voting member of the North American Security Products Organization (NASPO) which is tasked with accrediting technologies, security printers and developing standards on behalf of the Federal Government of the United States.

Other: The revenue we receive from our commercial printing operation is viewed by us as a convenient means to reduce the cost of maintaining our research and development facilities. Revenues we receive from the sale of legal supplies, other than the sale of Security Paper and from our former motion picture operations, are considered revenue sources that are unrelated to our core business operation.

Market Trends

Currently, the security print market is comprised of a few very large players and an increasing number of small players with specific technology niches. The expansion of this market is the result of ever tightening requirements for national security, as well as the proliferation of brand and identity theft. Counterfeiting has expanded exponentially as advancing technologies in digital duplication and scanning combined with increasingly sophisticated design software has enabled easier reproduction of originals. It is our opinion that this segment is fragmented and that consolidation of the industry will commence in the near term.

Document security has been heightened as a result of the terrorist events of September 11, 2001 where vital documents such as driver’s licenses were forged for identity purposes and cross border travel. The Department of Homeland Security has been charged to establish standards that will strengthen and guide the states definitions of anti-counterfeiting measures for vital records. This will apply to documents such as driver’s licenses, birth certificates, and identification cards.

Additionally, the improving economies of developing nations have supported a growth in counterfeit and fraudulent products, the theft of corporate and product brands, and has increased the liability associated with potential catastrophic events for product suppliers.

We believe the demand for our technologies will expand as these challenges are addressed on a global basis and as world events unfold.

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

            It is our intention to use all legal means to protect our ownership of these technologies. We intend to be very aggressive in all of our protection efforts. We cannot be assured that our efforts to prevent the misappropriation of the intellectual property used in our business will be successful. Further, we cannot be assured that any patents will be issued for our U.S. or foreign applications or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Finally, we cannot be assured that competitors would not be able to design around any such proprietary right or obtain rights that we would need to license or design around in order to practice under these patents.

            During the past fiscal year, we have significantly expanded our patent and patent pending portfolios of covert anti-counterfeiting and authentication technologies. In fact, during 2005 and 2004, we have spent $314,000 and $422,000, or 18% and 26% of our revenue, respectively, for our research and development efforts.  In addition, we maintain a portfolio of trade secrets that we developed. We have a number of U.S. and foreign patent applications for securing documents and for our survivable electronic check image for high speed check scanners which are being deployed to enhance the "Check 21" program instituted by the Federal Reserve.  The Check Clearing for the 21st Century Act (Check 21) was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 was implemented to enhance the efficiency of check payment systems by reducing some of the legal impediments to check processing and check truncation, or the conversion of a check to an electronic debit or image of the check. This check image serves as the official record.

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

Patent Applications

            Currently, Document Security Systems has approximately 15 formal patent applications pending, including applications in the United States, Canada, Europe, Japan and South Africa. We also have two applications filed under the rules of the Patent Cooperation Treaty (PCT), which can potentially be filed in Europe, Australia, Japan, South Africa, China and approximately 120 additional foreign countries as we so choose. In addition, we have provisional patent applications filed in the United States covering two additional technologies. The applications cover 21 different technologies, including our AuthentiGuard ObscuraScan, AuthentiGuard Survivor 21, AuthentiGuard VeriGlow and 15 other anti-counterfeiting technologies.

            As in any technology-sensitive business, there is a risk that claims allowed on any patents or trademarks held by us may not be broad enough to protect our technology or proprietary interests. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted will provide us with competitive advantages. The loss of patent or trademark protection on our technology or the circumvention of our patent or trademark protection by competitors could have a material adverse effect on our business, operating results, financial condition, stock price and on our ability to compete successfully. We cannot be certain that any existing or future patent or trademark applications will result in issued patents or trademarks within the scope of the claims sought by us, or at all. Moreover, any current or future issued or licensed patents may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon others' patents, or be designed around by others. In addition, there is a risk that others will independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to ours. There is even a risk that we have infringed, or will in the future infringe patents or trademarks owned by others, that we will need to develop non-infringing technology or acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that such licenses may not be available to us on acceptable terms, if at all.

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

            In October 2003, we entered into an agreement with IDT Venture Capital Corporation, a subsidiary of IDT Corporation. Pursuant to that agreement, IDT Venture Capital Corporation agreed to pay on our behalf certain legal costs incurred by us in auditing our intellectual property rights. In consideration for this agreement, we issued to IDT Venture Capital Corporation warrants to purchase 500,000 shares of our Common Stock and 100,000 shares of our Common Stock.

On August 26, 2005, we agreed to issue 150,000 of restricted shares to Strategic Resource Advisory Services (“SRAS”), a subsidiary of IDT Corporation, in exchange for the payment of up to $500,000 of our legal expenses that we will incur during our lawsuit against the European Central Bank. IDT Corporation is a related party to a member of the Company’s Board of Directors. Pursuant to this transaction, we recorded a $500,000 other asset that will be reclassified to patent assets as payments are made by SRAS on behalf of the Company. The cash value of the contract of $500,000 was deemed more readily determinable fair value than the shares of Common Stock that were issued but are not tradable for two years from their date of issuance.

Patent and Technology Ownership

            We entered into the anti-counterfeiting and authentication business when we acquired certain of our subsidiaries in the second and third quarters of 2002, as discussed above. The subsidiaries and their former shareholders owned partial interests in certain technology, trade secrets and patents. Thomas Wicker, who is our Chief Technology Officer, is the son of the late Ralph Wicker, an inventor who focused his talents on anti-counterfeiting technology that would work with copiers and scanners. The original United States patents owned by Ralph Wicker were Patent No. 5,018,767 (granted in May, 1991) and 5,193,853 (granted in March, 1993), and 50% ownership of US Patent No 5,735,547.   In addition, we acquired European Patent 0455750 and its related European national patents and Canadian Patent 2,045,580.

            Patent No. 5,018,767 is a Process patent for the method of making counterfeit-proof images in documents. Using this process, replication produced by a scanner, copier or an electro-optical device, with a specific scanning protocol, is distorted in color or pattern. Patent No. 5,193,853 is a Product patent for a press printed document designed to be counterfeit- resistant and is based on the principles in Patent No. 5,018,767 The document produces a distortion in the color or pattern when the document is being copied on a copier, scanner or similar device. By way of further explanation, the document contains an image (such as VOID) that is not visible to the naked eye but becomes visible when the document is copied. Patent No. 5,735,547 is a Product and Process patent for anti-photocopying and imaging documents.

            Several years prior to our acquisition of the intellectual property from the Wickers, the patent holders filed suit against the U.S. government claiming patent infringement on the use of their intellectual property on the newly designed U. S. $100 bill denomination that was distributed to the public for the first time in 1996.

            In 1999, the Court ruled that certain claims of U.S. Patent 5,193,853 were invalid because the Court determined there were two prior art European patents. The Wickers later allowed this patent to lapse. The Court further ruled that only certain claims of U.S. Patent 5,018,767 were also invalid due to the existence of this prior art. However, in granting the U.S. Patent No 5,735,547, the U.S. Patent office reviewed the specific “prior art” issues and it overruled the judge’s previous findings and therefore determined the validity of the technology in the 5,735,547 patent.

            It should be noted that the prior art patents were later reviewed again by the European Patent Office (“EPO”) when they were cited by the Wickers in the counterpart EPO patent application for our EP Patent 0455750. The Technical Board of Appeals of the EPO ruled that the Wickers' technology was patentable over the two prior art patents cited in the U.S. case. The Wickers were unable to use this finding in their appeal of the U.S. court decision since it was discovered after the trial and therefore not allowed in the appeal process. However, this European Patent is the basis for our claims of infringement by the European Central Bank on every Euro banknote in circulation.

            Consolidation of Patent Interests

            Effective January 1, 2004, we amended the November 2002 agreement in which we acquired Document Security Consultants, Inc. and Imperial Encryption, Inc. from members of the Wicker Family. That original agreement provided that we were to share with them on a 50/50 basis all future royalties generated from 16 license agreements. As part of the amendment, we paid the Wicker Family members $90,000 in exchange for their relinquishing the rights to their share of the future royalties. This was a one-time payment and we now receive 100% of all royalties generated from the original 16 licensees.

In December 2004, we also entered into a definitive binding agreement with the Wicker Family in which we obtained the legal ownership of the same technology (including patent ownership rights) previously held by the Wicker Family. The agreement with the Wicker Family provided that Document Security Systems would retain 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker patents that Document Security Systems chooses to pursue. The Wicker Family was set to receive the remaining 30% of such economic benefit. In addition, the Wicker Family may not enter into any new assignments or licenses with respect to the technology. This agreement provided the platform for the Company to begin its strategy to aggressively defend its patent rights. Pursuant to this, we initiated a lawsuit against the European Central Bank for patent infringement of our European Patent 455750B1 on every Euro banknote in circulation.

            As discussed above, in February 2005, we further consolidated our ownership of the Wicker Family based technologies. At that time, we completed the purchase of economic interests and actual ownership from approximately 45 persons and entities that had purchased various rights in Wicker Family technologies over several decades. This transaction consolidated the Company’s ownership of US Patent 5,735,547, eliminated remaining licensees of the Wicker patents, and purchased approximately 55% of the Wicker Family’s 30% interest in the economic benefit of settlements related to infringement suits related to the Wicker’s foreign patents, as described above. Subsequent to this transaction, the Company secured approximately 86% of the economic benefit of potential settlements with all infringers of the Wicker’s foreign patents. The Wicker Family retained 30% of the economic benefit of settlements related to U.S. patent infringements.

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

Licensing Agreements

During 2005, we added 3 licensees to our list of 18 licensees of our technologies. To date, the licensing fees and royalties we have received have been minimal. While we continue to pursue strategic licensing opportunities, we anticipate that the majority of our future sales growth will be the result of our custom security printing initiative. We have determined that our strategy of licensing other security printers was not effective. We have determined that these printers are not aggressively marketing our technologies to their customers, are not able to consistently produce products with our technologies at a high level of quality, and do not wish to pay appropriate amounts for the technology. In addition, we have experienced difficulty in effectively tracking usage and the appropriate royalty payments due us from licensees.

            Revenue from Licensing can take several forms. Licenses can be for a single technology or for a package of technologies.   Licensee's can choose from a variety of payment models, such as:

•	Pay one price per year - Licensee will estimate their annual usage and a single payment is paid and reviewed each year based on actual results.

•
Pay a percentage of sales of the technology - Licensees only pay as they sell product containing the technology. If, for example, they sell $1 million in our security technology printing, they would pay us from 3.5% to 10% of the sales price of their jobs.

•
Pay on a per piece method - Licensees pay royalties based on a price per piece.   A pre-determined price schedule is implemented based on job volumes and a per-piece price is utilized. The higher the volume, the lower the price.

Custom Security and Commercial Printing

            In August 2002, we acquired the business of the Rochester, New York commercial printing firm (Lester Levin Inc.) that operates under the trade name Patrick Printing. The purpose of our acquisition of Patrick Printing was to obtain access to a facility for our research and development activities for the document security and anti-counterfeiting business. Sales from the Patrick Printing business segment are declining as we regard the ownership of Patrick Printing as providing us with research and test printing facilities in a non-laboratory environment and have not actively pursued sales growth. We offset the costs of our research by the gross profit, if any, generated from commercial printing. In addition, during 2005, we began to utilize its printing capabilities for a portion of our custom security printing orders.

            We maintain www.patrickprinting.com as our website for the Patrick Printing business.

Non-Related Businesses

Legal Supplies Business

            As part of the purchase of our printing operation, we acquired a business that sells legal forms and supplies to attorneys and law firms. This segment of our company, which now operates under the name The Legal Store, generates a significant part of its business via its e-commerce website, www.legalstore.com. Although our printing division provides The Legal Store operation with printing services and security products for resale to the legal profession, we do not consider The Legal Store as a part of our core operation. We are now reviewing various options for the future direction of this business.

Sales and Marketing

             In 2005, we began to see the results of our efforts of building our brand, and identifying the most strategic partners and customers to grow our business. Our primary efforts were focused on sales activities associated with the commercialization of our products. We feel that we are an early market stage technology company at the beginning stages of establishing new customers and partners while defining opportunities to expand our products and our channels to market. Our marketing activities are focused on developing brand awareness of "AuthentiGuard", our company's brand name. We have trademarked it in the United States, Canada, Europe and parts of Africa. As an example of usage of the logo for "AuthentiGuard", Boise White Paper LLC agreed to co-brand our technology as they had the logo placed on the cover of their "Boise Beware" Safety Paper packages.  As a technology company, we have developed world-class solutions for security print needs and are aggressively pursuing prospects that have problems our solutions can solve.

During 2005, we added PaperlinX Limited as a direct complement to our Boise White Paper distribution agreement that covers North America. With PaperlinX, we have expanded the reach for our security paper through distributors outside of North America. PapelinX will initially begin offering our security paper under the brand SecurelinX. The paper is expected to be available in April 2006 to PaperlinX's customers in Europe, Australia and New Zealand. SecurelinX will be available in A4 paper in 250- and 500-sheet packs, for standard office use, and in various press sheet sizes for large format print applications. It will be sold through the PaperlinX sales channel to corporations, financial institutions, governments, security printers and commercial printers. During 2006, we will work to support the partnerships formed with Boise White Paper LLC and PaperlinX Limited in order to maximize their distribution network to grow sales of our security paper.

We also established in 2005 a nonexclusive licensing agreement for several of our AuthentiGuard brand technologies with Kalamazoo Security Print Limited, a leading provider of security printing, mailing and data management solutions to leading businesses and organizations throughout the United Kingdom, Ireland and through an international distribution network.

Websites

            We maintain the website, www.documentsecurity.com, which describes our patented document security solutions and offers our security consulting services. We also maintain the websites, www.safetypaper.com and www.protectedpaper.com, which are e-commerce sites to market and sell our patented blank Security Paper, hand-held security verifiers and custom security documents to end users worldwide, and the website www.legalstore.com to sell printing services and security products to the legal profession.

Competition

            Our industry is highly competitive and characterized by rapid technological change and product innovations and evolving standards. Many of our competitors have longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products. Competition may also force us to decrease the price of our products and services. There is no assurance that we will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable us to establish selling prices and gross margins at profitable levels.

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

            Some of our competition includes Standard Register Company, which specializes in printing security technologies for the check and forms and medical industries. Another competitor is the international security printing firm, De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies.

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

Viisage is another type of competitor as its technologies concentrate on tying a person to a particular document.

Large Office Equipment Manufacturers (OEM) such as Sharp, Canon, Ricoh, Hewlett Packard and Eastman Kodak are developing “smart copier” technology that recognizes particular graphical images and produces warning words or distorted copies. Some of the OEMs are also developing user assigned and variable pantograph “hidden word” technologies. Users can assign a particular hidden work in copy, such as “void” that is displayed when copy of such document is made.

Employees

            As of December 31, 2005 we had 21 full-time employees, two of which are executive officers, and we have one independent consultant. In addition, in February 2006, we hired 25 employees in connection with the acquisition of Plastic Printing Professionals. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are good.

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

ITEM 2 - PROPERTY

            Our executive and administrative offices are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614. We currently sublease approximately 4,700 square feet of office space under a master lease, which expires in January 2007, at a cost of approximately $3,900 per month. We also rent approximately 3,000 square feet of additional space in downtown Rochester for our printing business, and 5,000 square feet for our supplies businesses under leases expiring in 2008 and 2010, respectively and at a cost of approximately $3,800 and $1,700 per month, respectively. We believe our facilities are adequate for our current operations and that we can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

In February 2006, we acquired approximately 5,000 square feet of manufacturing space in Daly City, California as a part of our acquisition of Plastic Printing Professionals, which is leased at a cost of $3,000 per month on a month-to-month basis, with a 60-day notice requirement. We anticipate moving our operations in California to a larger facility in 2006.

ITEM 3 - LEGAL PROCEEDINGS

             On or about January 31, 2003, we commenced an action entitled New Sky Communications, Inc. v. Adler Technologies, Inc. in the U.S. District Court, Western District of New York, in which we sought damages for, among other things, breach of contract, breach of the duty of good faith and fair dealing, wrongful use and retention of technologies and fraud regarding certain intellectual property in which we have an interest. The defendants, Adler Technologies, Inc. and Andrew McTaggart, denied the allegations and asserted eleven counterclaims against us. In May 2005, we filed our amended and supplemental complaint adding Blanks USA and Raymond Maxon as defendants. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

On or about July 26, 2005, we were named as a defendant in a lawsuit entitled Frank LaLoggia v. Document Security Systems, Inc. in the New York State Supreme Court, Monroe County. The complaint asserts that we owe Mr. LaLoggia 3,000,000 shares of our Common Stock as a result of efforts made by Mr. Frank LaLoggia pursuant to a movie consulting agreement entered into in August 1996 by Mr. LaLoggia and the Company then known as New Sky Communications, Inc. Management believes that the plaintiff has received all compensation which was due to him. We believe that even if the plaintiff was owed any compensation for services, the number of shares would be determined on a post reverse stock split basis, which we effected several years ago (resulting in a claim for 15,000 shares instead of 3,000,000 shares). In August 2005, we served our answer on Mr. LaLoggia asserting, among other things, various affirmative defenses and counterclaims. The court is expected to hear Mr. LaLoggia’s arguments regarding his motion for summary judgment on certain of our counterclaims in March 2006.

  On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1, which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We will seek all remedies available to us under the law. In November 2005, the European Central Bank filed its answer to our complaint asserting mostly procedural and jurisdictional arguments. We responded to the European Central Bank’s answer in late December 2005.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed herein or otherwise, will have a material adverse effect on our results of operations, cash flows or our financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Our annual meeting of shareholders was held on December 8, 2005. The matters before our shareholders for vote, as described in our Proxy Statement, dated as of November 8, 2005, were:

1. The election of six persons to our Board of Directors;

2. The approval of an amendment to our 2004 Employee Stock Option Plan;

3. The approval of an amendment to our 2004 Non-executive Director Stock Option Plan; and

4. The ratification of Freed Maxick & Battaglia, CPAs PC as our independent public accountants for the fiscal year ending December 31, 2005.

            Shareholders of record as of October 24, 2005 were entitled to attend and vote at the meeting. As of the record date of October 24, 2005, 12,395,561 shares of our Common Stock were outstanding. Shareholders representing 11,207,537 shares were present for quorum purposes in person or by proxy.

            Our shareholders approved all of the matters before the meeting. The results of the voting were as follows:

            1. Election of Directors

Name of Nominee	Votes For	Votes Withheld

Patrick White	11,187,393	20,144

Thomas Wicker	11,187,393	20,144

Alan E. Harrison	11,187,393	20,144

Timothy Ashman	11,187,393	20,144

Robert Fagenson	11,187,393	20,144

Ira A. Greenstein	11,187,393	20,144

            The directors were elected for terms of one year. The Board is comprised of a total of six persons.

            2. Approval of an Amendment to the 2004 Employee Stock Option Plan

Votes For	Votes Against	Votes Withheld

7,377,368	144,213	20,376

            3. Approval of an Amendment to the 2004 Non-Executive Director Plan

Votes For	Votes Against	Votes Withheld

7,262,505	158,893	120,919

           4. Ratification of Freed Maxick & Battaglia, CPAs PC as the Company’s independent public accountants for the fiscal year ending December 31, 2005

Votes For	Votes Against	Votes Withheld

11,195,884	9,646	2,007

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the American Stock Exchange, where it trades under the symbol "DMC." Prior to April 22, 2004, our Common Stock was traded on the OTC Bulletin Board.

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2004	$7.00	$4.15
June 30, 2004	9.90	5.40
September 30, 2004	9.80	5.15
December 31, 2004	7.83	5.26

QUARTER ENDING	HIGH	LOW
March 31, 2005	$7.62	$6.65
June 30, 2005	9.46	6.93
September 30, 2005	9.55	8.10
December 31, 2005	14.35	8.49

On March 2, 2006 our Common Stock had a high of $12.70 and a low of $12.41 and a closing price of $12.60.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of Common Stock, par value $0.02. As of March 2, 2006, we had 12,811,188 shares of Common Stock, issued and outstanding.

Recent Issuances of Unregistered Securities

Shares Issued For Services

During 2005, we issued a total of 18,000 shares of our common stock in payment for services to certain employees pursuant to a previously determined vesting schedule. These shares were valued at $3,840, which represented the market value at the date of the grant in August 2002. All of the shares issued for services were issued without registration in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted as to transferability.

Shares Issued for Purchase of Patent Interests and Patent Defense Costs

In February 2005, we acquired ownership and economic rights to Wicker Family patents from approximately 45 persons and entities that had purchased various rights in Wicker Family patents over several decades. We issued an aggregate of 541,460 shares of our Common Stock for the rights of the interest holders and secured 100% ownership of a U.S. Patent and approximately 16% of additional economic rights to settlements with infringers of the Wicker Family’s foreign patents. The value of the shares of our Common Stock was determined based upon the closing price of our Common Stock on the American Stock Exchange on February 15, 2005 of $7.25 per share. The total aggregate fair value of the acquisition, net of expenses, of the interests from the interest holders was $3,905,672. On August 8, 2005, we registered with the Securities and Exchange Commission 20% of the shares of our Common Stock that were received by each interest holder.

On August 26, 2005, we agreed to issue 150,000 restricted shares of our Common Stock to Strategic Resource Advisory Services (“SRAS”), a subsidiary of IDT Corporation, in exchange for the payment of up to $500,000 of our legal expenses that we will incur during our lawsuit against the European Central Bank. IDT Corporation is a related party to a member of our Board of Directors. Pursuant to this transaction, we recorded a $500,000 other asset that will be reclassified to patent assets as payments are made by SRAS for legal expenses on behalf of us. The cash value of the contract of $500,000 was deemed more readily determinable fair value than the 150,000 shares of our Common Stock that were issued but not tradable for two years from the date of their issuance.

Shares Issued for Acquisitions

On September 9, 2005, the Company purchased 100% of the Common Stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its Common Stock plus additional costs related to the transaction. The value of the shares of Common Stock was determined based upon the closing price of the shares of the Company’s Common Stock on the American Stock Exchange on September 9, 2005 of $8.26 per share. SDS is an entity that holds various licensing and marketing rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website ProtectedPaper.Com which sells secured document solutions, including the Company’s safety paper. The shares issued in the transaction are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

On February 7, 2006, the Company, through its wholly owned subsidiary P3 Acquisition Sub, Inc., acquired substantially all of the assets of Plastic Printing Professionals, Inc. ("P3") for $1.25 million in cash, 18,704 shares of the Company’s Common Stock valued at $250,000 and the assumption of certain liabilities. The cash portion of the purchase price was paid using the Company’s cash on hand. P3 is a security printer specializing in plastic cards containing security technologies. P3 has 25 employees and had sales of approximately $2.6 million in 2005. The shares issued in the transaction are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides summary information as of December 31, 2005 for all of our stock option plans and other outstanding options and warrants issued as compensation. See Item 10 - Executive Compensation - Stock Option Plans of this Form 10-KSB and Note 6 to our consolidated financial statements for additional discussion.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2004 Employee Stock Option Plan	277,000	$8.38	913,000
2004 Non-Executive Director Plan	36,250	5.99	63,750
Equity compensation plans not approved by security holders
Contractual warrant grants for services	100,000	2.60	-

Total	413,250	$6.77	976,750

Stockholders

As of March 1, 2006, we had approximately 309 record holders of our Common Stock.  This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

Dividends

We have never paid a dividend nor do we intend to pay a dividend on our Common Stock in the near-term. We plan to use all of our earnings, if any, for working capital.

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is American Stock Transfer & Trust Co., 6201 15th Avenue, Brooklyn, NY 11219. We act as our own warrant agent for our outstanding warrants.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2005, including the fourth quarter.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities and Exchange Act of 1934, including statements that contain the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions. Investors are cautioned that there are additional risks associated with investing in our Company, and are referred to the Risk Factors contained in this Form 10-KSB and our other Exchange Act filings with the SEC, which risks may change from time to time. Any forward-looking statements in this report are based on current conditions; expected future developments and other factors we believe are appropriate in the circumstances. Investors are cautioned that such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. We make no commitment to update any forward-looking statement included herein, or disclose any fact, events or circumstances that may affect the accuracy of any forward-looking statement.

The forward-looking statements are made as of the date of this Form 10-KSB, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

We are a supplier of advanced optical anti-scanning, anti-counterfeiting, and verification technologies and products for all forms of printed media. We provide document security technology to security printers, corporations and governments worldwide. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we sell legal supplies on the Internet, and commercial printing and copying services at two non-core divisions.

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

Generally, we generate revenue from our document security business in three ways. We produce pre-packaged document security products for the end-user paper market. We also license our patented technology to commercial printers so that they can provide their customers with anti-counterfeiting capabilities, and finally, we design, produce and consult for customized anti-counterfeiting solutions for corporate and government customers.

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

During the past year, we have concentrated on the wholesale portion of the Safety Paper business. Due to our limited size, we determined that we did not have the resources to develop an international retail market in Safety Paper. To achieve this goal, we have sought distributors who could more effectively meet the demands of world-wide retail customers. Beginning in the fourth quarter of 2004, Boise White Paper LLC (“Boise”) began distributing a branded version of this safety paper called Boise Beware on an exclusive basis throughout the North America. Much of our efforts in the first half of 2005 were spent on working with Boise to launch Boise Beware. We educated and trained the Boise employees about our technology, and developed, in cooperation with Boise personnel, a purchase order and manufacturing process including outlining the distribution and warehouse functions. We also used a third-party printer to meet initial demand and to build our inventories of the paper which Boise has arranged to sell at OfficeMax and CopyMax stores throughout the United States as well as to its corporate clients. In addition, pursuant to these efforts, we have effectively exited the North American direct retail market for Safety Paper by referring the majority of our retail customers to Boise for servicing. We launched in 2005 and will continue to maintain our webstore for standard or custom order security products at www.protectedpaper.com. Our security paper is available for purchase at the sites by individuals or businesses.

In December 2005, we announced an international distribution agreement with PaperlinX Limited, the largest fine paper distributor in the world with over AUD$7.5 billion (approximately US$5.7 billion) in annual sales, will initially begin offering DSSI's security paper under the brand SecurelinX. The paper is expected to be available in April 2006 to PaperlinX's customers in Europe, Australia and New Zealand .

Currently, our AuthentiGuardtm Safety Paper is manufactured and stored for us by a third-party printer which has sufficient capacity to meet our foreseeable demand for Safety Paper. We believe that the product line will experience continued growth, and that the sales efforts of Boise in North America and PaperlinX outside of North America are expected to increase the sales of the product in future fiscal periods. We also believe that to increase revenues and increase gross profit margins we will need to have manufacturing capabilities and we are actively seeking strategic mergers and acquisitions partners that will allow us to service a larger and wider range of potential customers with unique, one of a kind secure printed products while at the same time eliminating a layer of costs by reducing our technology exposure by training and relying on third party printers.

During 2005, we expanded the international reach of our products by entering into a nonexclusive licensing agreement for several of our AuthentiGuard(TM) brand technologies with Kalamazoo Security Print Limited. Kalamazoo is a leading provider of security printing, mailing and data management solutions to leading businesses and organizations throughout the United Kingdom, Ireland and through an international distribution network. This agreement also validated the power of our technology in the European market place. We continue to reinforce our existing industry relationships and we are active in introducing our organization and technologies to various industries and government agencies in the United States and internationally. In addition, we expanded our service personnel to assure our current and future customers of our ability to provide future support for their post sale service requirements. Our sales initiative is focused on major national and international corporations that have a long-term need for our anti-counterfeiting technologies.

During 2005, we began to expand our marketing efforts to the end-user of custom secure documents. Whereas in the past, we typically sought to license our technology to the printer of the end-user, we have determined that significant advantages exist in the market if we are able to own the end-user relationship from the design phase through the production phase. Therefore, we have shifted our focus to utilize more of our internal printing capabilities towards the custom security document market.

 We are developing a new line of security products which employs new technology for use with documents requiring a very high level of security such as vital records to be considered for distribution by Boise or other strategic partners in the paper distribution industry. These efforts continued during 2005 and included the processing of several new US and International patent applications. During 2005, we invested over 18% of our revenue towards research and development. These advanced technologies protect, as well as identify, documents as originals or counterfeits. Large security printers and packaging companies are testing our technology and we anticipate that our technologies will be embedded on pharmaceutical packaging, consumer product packaging, checks and currencies.

          We believe that some of our technologies and their associated trade secrets are being used on an un-authorized basis. By aggressively defending our intellectual property rights, we believe that we will be able to secure a potentially significant amount of additional and ongoing revenue by securing licensing agreements with those persons, companies or governments that we believe are infringing our patents. We anticipate that we may be required to commence litigation in some cases and that we will need to spend a significant amount of money and time on these matters. During 2005, we incurred $342,000 in legal fees related to the case we filed against the European Central Bank for infringement of our European Patent 455750B1. Of this amount, $206,000 has been paid and the remaining $136,000 is obligated to be paid by SRAS as reimbursement for the shares of our common stock we issued to them in August 2005. We capitalize these costs into the cost of our patents and expense them if it is determined that the defense will be unsuccessful. We anticipate that we will continue to incur significant legal costs associated with this case, of which the majority will be paid for by shares of our Common Stock.

As mentioned above, our company generates revenue from our commercial printing operations and our Internet company, Legalstore.com, which supplies legal supplies and customized legal documents to the legal profession in addition to our direct sales, licensing and distribution agreements. The principal purpose of these non-core operations is to provide a testing ground for our products and to offset research and development costs associated with the development of our technologies. We intend to continue to pursue profitable growth for these businesses.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING DECEMBER 31, 2005 AND DECEMBER 31, 2004

               The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Summary

	2005
	$	% change vs. 2004
Sales, net	1,750,000	10%

Costs of sales	909,000	-3%

Gross profit	841,000	28%

Total operating expenses	3,743,000	57%

Loss before other income (expense) and income taxes	(2,902,000)	68%

Other income (expense):
Interest income	86,000	56%
Interest expense	(26,000)	-7%

Loss before income taxes	(2,842,000)	68%

Income taxes	0	-100%

Net loss	(2,842,000)	67%

Sales

	2005
	$	% change vs. 2004
Sales, net
Document Security	$741,000	62%
Printing	484,000	-25%
Legal supplies	525,000	7%
Total Revenue	1,750,000	10%

Document Security

Document security sales increased 62% in 2005 versus 2004. The increase was primarily the result of increases in sales of custom security documents and orders under our distribution and marketing contract with Boise. While we still consider these sales to be nominal, we believe that the early results are indicative of the potential for our safety paper products. However, we also are aware that our safety paper products are still relatively new, and there can be no assurance that we will continue to receive orders at a pace higher or lower then the initial product rollout. During 2005, we began to more aggressively target the custom security market by offering custom design and manufacturing services to the end-user market for security documents, while we did not finalize any of these potential revenue sources during 2005, we expect to grow our custom security document revenue in 2006. In addition, in December 2005, we signed an multi-year agreement with PaperLinX to sell our Security Paper in Europe and Australia. We anticipate that this agreement will produce significant revenue in 2006.

To date, licensing revenue has been insignificant. While we continue to target strategic licensing customers, we expect that we will not seek to license our technology on our wider scale as we had originally planned. Rather, we intend to increase our internal manufacturing capabilities in so that we can ensure that our technologies are properly marketed and produced for its intended customer base.

Printing and legal supplies

            We view sales from our commercial printing business segment to be essentially a means of having access to a working research and development facility and to be able to offset the costs of our research. During 2005, we experienced a 25% decline in our sales to external commercial printing customers as compared to 2004. This was the primarily the result of a significant decline in business from one major customer and our increase in utilization of our printing capacity for intercompany sales for our security printing customers.

We view our legal supplies business segment as a non-core part of our company and have attempted to simplify its operation by emphasizing e-commerce sales. Revenue from our legal supplies business increased 7% during 2005. Although the sales of this segment appear to be significant as to our total sales, we do not expect that to be true in the future. The division continues to increase its revenue by seeking to grow its customer base in a cost effective manner.

Gross profit

	2005
	$	% change vs. 2004
Gross profit
Document Security	375,000	74%
Printing	214,000	-11%
Legal supplies	252,000	25%
Total gross profit	841,000	28%

	2005
Gross profit percentage:	%	% change vs. 2004
Document Security	51%	7%
Printing	44%	19%
Legal supplies	48%	17%
Total gross profit	48%	16%

Document Security

Gross profit increased in conjunction with the segment’s sales during 2005 as compared with 2004. The gross profit percentage increase reflects improvements in inventory management, pricing and operating leverage associated with larger order quantities which the Company was able to make with certain customers.

Printing and legal supplies

Gross profits from our printing and legal supplies operations support our document security business. While gross profits declined on a dollar basis due to the revenue variances described above, printing gross profit percentage increased generally the result of improvements in the customer mix as the sales declines described above were generally to commercial printing and copying customers which had lower than average profit margins associated with them. In addition, production equipment depreciation is recorded as a cost of sale, and experienced a 6% decrease in 2005 versus 2004 as certain assets reached the end of there depreciable life but remained in production.

Legal supplies gross profit margins in 2005 increased primarily due to a change in product mix resulting in a greater percentage of wholesale sales versus drop shipment sales. The Company generally generates higher gross margins on products that it purchases on a wholesale basis and resell to its customers versus products that it sells as a dealer for a larger legal supply company.

Expenses

            Operating expenses

	2005
	$	% change vs. 2004
Selling, general and administrative expenses:
Compensation	1,124,000	101%
Employee stock based compensation	78,000	-
Professional fees	759,000	19%
Sales and marketing	457,000	11%
Depreciation and amortization	94,000	176%
Other	379,000	74%
Research and development	314,000	-26%
Amortization of intangibles	538,000	2889%
Impairment of goodwill	-	-100%
Total operating expenses	3,743,000	57%

Selling, General and Administrative

Our selling, general and administrative costs have increased as we have increased the size of our organization to a level that we feel necessary to execute our business plan. Increases in compensation costs are primarily due to the additions in sales, service and finance personnel. As mentioned above, we increased our sales and service departments to coincide with our national and international sales initiative and to improve our post sale support capabilities. In addition, we added to our internal finance and corporate governance personnel which was partially offset by decreases in professional fees related to these functions. While we anticipate that our compensation costs will continue to rise as our revenues increase, especially for commissions for sales personnel, we believe that we have obtained a sufficient level of corporate and administrative headcount to administer our near term growth. Therefore, we do not anticipate that compensation costs will continue to increase at the pace experienced in 2005. Stock based compensation costs reflect estimates of the value of stock options to purchase the Company’s Common Stock issued to employees due to the acceleration of the vesting of stock options that was approved by the Company’s Board of Directors in December 2005.

Professional fees increased in 2005 primarily due to increases in legal, investor relation and consulting fees. Legal costs consist of general corporate fees and legal fees in connection with the litigation referred to below in Part II -Legal Proceedings. These legal costs do not include legal costs associated with the application, registration and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. Consulting fees are primarily directed towards efforts to help the Company develop contacts and market opportunities with government and large multinational corporations. In addition, the Company hired an investor relation firm in 2005 to enhance its communications with our investors.

Sales and marketing expenses increased during the year primarily due to an increase in travel costs associated with trade shows and sales meetings, including several international trips. In addition, the Company hired a public relations firm in 2005 to enhance its communications with current and potential customers. These increases were partially offset by a reduction in costs associated with initial sales and promotional material costs incurred in 2004 that were not incurred to the same degree in 2005. The Company anticipates that its sales and marketing costs will increase as it targets a wider audience as a result of our strategic intent to increase direct sales efforts to end-users of security printing. In addition, we anticipate that we will have marketing expenses associated with the roll out of our Security Paper in Europe and Australia with PaperLinX.

Depreciation expense for non-production related assets increased primarily due to leasehold improvements incurred during the last quarter of 2004 for our new corporate headquarters as well as additional computers and office equipment associated with our increase in personnel levels. Production equipment depreciation is recorded as a cost of sale, and experienced a 12% decrease in 2005 versus 2005 as certain assets reached the end of there depreciable life but remained in production.

Other expenses increased significantly, primarily as a result in increases in rent and utilities, and offices expenses associated with our move into our corporate headquarters in late 2004, our Legalstore.com’s move into a larger facility, and the related office costs and utilities costs associated with these moves. In addition, we saw an increase in its IT support costs associated with it increase number of personnel. Finally, telephone costs increased due to increases in its sales activity, especially for international prospects.

As part of our annual fair value test of recorded goodwill, we estimated that as of December 31, 2004, our printing unit (Patrick Printing) had sustained an $81,013 impairment of goodwill. This non-cash charge to operations is presented as "Loss on goodwill impairment" in the accompanying statement of operations. No additional impairment was deemed to have occurred in 2005.

Research and Development

We continue to invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consists primarily of compensation costs for our chief technology officer and third party subcontracting costs incurred to test our technologies on equipment that we do not have access to internally. These costs have decreased during 2005 primarily due to a reduction in subcontracting costs due to the acquisition of a 4 color Heidelberg press at our printing facility that allowed the Company to perform more of its tests in-house. We expect that our research and development costs will continue at current levels for the foreseeable future as we continue to research new technologies and different uses of our current technologies.

Amortization of intangibles

Commencing in the second quarter of 2005, we began to amortize the costs associated with the patents and patent rights, and other intangible assets that we invested in during 2005. We primarily acquired our intangible assets by issuing shares of our Common Stock. We are amortizing these costs over the weighed average expected life of the patents that we purchased which is approximately 6.5 years. This non-cash expense will continue to be a significant component of our operating expenses during the amortization period. In addition, we expect to capitalize additional costs associated with the application and defense of our patents which will increase the amortization expense that we will incur in future periods.

Other income and expense

	2005
	$	% change vs. 2004
Other income (expense):
Interest income	86,000	56%
Interest expense	(26,000)	-7%

Our other income and expense is comprised of interest income, which we derive from our cash savings and interest expense which we incur on our debt and capitalized lease obligations. Interest income has increased primarily due to an increase in our rate of return compared with 2004. Our interest expense has decreased due to the reduction in our overall debt levels from 2004. We expect that our interest income will decrease as we use cash in operations. We expect interest expense to continue decline as we pay down our debt.

Net loss and loss per share

	2005
	$	% change vs. 2004

Net loss	$(2,842,000)	67%

Net loss per share, basic and diluted	(0.24)	51%

Weighted average common shares outstanding, basic and diluted	12,010,464	10%

           During 2005 we experienced a $1,139,000, or 67%, increase in our net loss over 2004. Of this amount, $652,000, or 57%, of the increase in net loss is the result of non-cash charges related to intangibles amortization and stock based compensation. The remainder of the increase in our losses was primarily due to increases in compensation, professional fees, sales and marketing and other expenses associated with the development of an operating infrastructure that we felt necessary to accommodate our expected near term growth.

Our basic loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2005 compared to 2004. Our shares have increased as we have used our common shares for an acquisition and to purchase patent assets. In addition, we have issued shares as the result of exercises of warrants. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

			%
	2005	2004	Change
Operating activities cash flows	$(1,690,000)	$(1,424,000)	-19%
Investing activities cash flows:	(293,000)	(690,000)	58%
Financing activities cash flows	3,278,000	(343,000)	1056%
Working capital	3,648,000	2,627,000	39%
Current ratio	5.32	5.87	-9%

            During 2005, we continued to use cash for operations at a rate slightly greater than 2004. Our operating cash flow loss during 2005 was primarily the result of our operating loss. While our net loss has increased from 2004 levels, our cash out flow remained consistent due to the fact that our 2005 results were negatively impacted by a large increase in non-cash depreciation and amortization expenses. We expect to continue to lose money from operations until we significantly increase our revenues, or reduce our compensation, sales and marketing or professional fees costs to reflect our current sales levels.

During 2005, we used cash for investments in software, equipment and patents of $293,000, which was 58% less than the use of cash for investments during 2004. During 2005, we were able to use our Common Stock to pay for investments in patents and contractual rights which we may not have otherwise been able to had we been required to pay in cash. The use of equity for our investments has allowed us to retain cash needed for operations during the early stages of our business without sacrificing the investments needed to secure our competitiveness in the future. We anticipate that our investments will increase in the future as we pursue our strategy of increasing our internal manufacturing capabilities.

Our financing activities provided significant cash inflows during 2005 primarily from the issuance of our Common Stock to warrant and option holders who have exercised their right to buy our stock at prices ranging from $2.00 to $5.00. The proceeds from these investors supported our operations in 2005. Since entering the document security business, we have funded a significant portion of our cash needs by issuing our securities.

            At December 31, 2005, we had cash and cash equivalents of approximately $3,953,000 along with restricted cash of $240,000. Our restricted cash is held as collateral for our current and long-term debt obligation which was approximately $218,000 at December 31, 2005. Our working capital as of December 31, 2005 was approximately $3,648,000 which was $1,021,000 or 39% higher than working capital at December 31, 2004. Our ability to improve our working capital position was based on our ability to use our Common Stock to obtain funding to support our operations. Our working capital position is expected to deteriorate as long as we continue to lose money from operations. In order to support our existing and proposed operations, we may need additional financing. Although we have outstanding warrants to purchase our Common Stock with exercise prices below the current market price with aggregate potential proceeds as of March 1, 2006 of $877,000, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we may be required to raise additional funds by borrowing or selling stock to meet our cash needs, and there is no guarantee that we will be able to raise such additional funds.

In February 2006, we used $1,250,000 of our cash on hand to acquire the assets of Plastic Printing Professionals. This use of cash was offset by approximately $347,000 of proceeds from the exercise of warrants that the Company received from January 1, 2006 to March 1, 2006. As of March 1, 2006, we had approximately $2,800,000 in cash and cash equivalents.

Key Indicators of Future Results

We believe that cash flow from operations is a significant key indicator for our company. Our ability to reduce our use of cash will depend on our ability to grow revenue to a level sufficient to meet our operating expense requirements. To grow revenue, we may have to merge with or acquire manufacturing or related companies. Our ability to successfully complete these transactions on favorable terms will be a significant key indicator of our future results. These acquisitions may require additional funds that the Company does not currently have. To obtain additional investments in the future may require us to issue shares of our Common Stock. Our ability to sell our Common Stock on favorable terms will also be a significant key indicator of our future results. In addition, we believe that our ability to successfully enforce our patent rights, including our current litigation against the European Central Bank, is a significant key indicator for our company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Capital Expenditures

During 2005 and 2004, we relied upon external sources for our manufacturing and production capabilities. In addition, our core business of developing and selling anti-counterfeiting products licenses is more intellectually-intensive than equipment-intensive. As a result, our capital expenditures on fixed assets have been relatively small during these periods. However, we expect that our future capital expenditures in 2006 and beyond to increase significantly as we pursue a strategy of developing our internal manufacturing capabilities. In 2005, $66,000 of our expenditures were for software purchased for internal use to deliver our patented technologies electronically to our customers, with the remaining expenditures primarily for leasehold improvements associated with the move of Legalstore.com to a new facility. In 2004, we spent approximately $329,000 for fixed assets, including $53,000 for furniture and fixtures; $183,000 for equipment; and $92,000 for leasehold improvements associated with our move to our corporate headquarters.

In addition, we invest in our patents. During 2005 and 2004, we paid cash for approximately $186,000 and $272,000, respectively, in capitalized patent costs consisting primarily of legal costs associated with the application, registration and defense of our patent assets. Also during 2005, we had a non-cash investment of $500,000 for current and future patent defense costs that will be paid by a third-party on our behalf in exchange for 150,000 shares of our Common Stock. We expect that our future capital expenditures for our patent assets in 2006 and beyond will continue to be significant as we grow and defend our patent portfolio.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2005 or 2004.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements for the fiscal year ended December 31, 2005 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, and the valuation of intangible assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Long Lived Assets and Intangible Assets

Fixed assets are carried at cost. Depreciation is computed over the estimated useful life of five to seven years using the straight-line depreciation method. Leasehold improvements are amortized over the shorter of their useful life or the lease term. Intangible assets consist primarily of royalty rights, patents and contractual rights. Amortization is computed over the estimated useful life of five to seven years using the straight-line amortization method. Currently, the intangible assets being amortized have a weighted average useful life of approximately 6.5 years. Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. The Company did not determine that it's other intangible assets were impaired during the years ended December 31, 2005 or 2004.

Income Taxes

            We have recorded deferred tax assets relating primarily to net operating loss carryforwards for United States federal and state tax purposes. We have recorded a valuation allowance equal to 100% of the carrying value of our net deferred tax assets to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, a resulting reduction of the valuation allowance would increase our income in the period the determination was made. At December 31, 2005, we had approximately $3.8 million (2004 -$1.8 million) in gross deferred tax assets, which were fully offset by a valuation allowance.

Revenue Recognition

Sales of custom security printing, retail printing and legal supply products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. From some of its licensees of its technology, the Company receives pre-payments that are deferred and revenue is recognized over the contractual license period. In addition, revenue from some of our licensees is recognized when payment is received by the Company due to the uncertainty of the amount and timing of payments due from these customers. These customers generally pay a per unit royalty to the Company and it is generally not practicable for them to report prior to the Company’s reporting deadlines.

Stock Based Compensation

In the past several years we have issued warrants and options to non-employees for services and in connection with obtaining equity. We estimated the fair value of those securities using the Black-Scholes warrant and option pricing model. The Black-Scholes model uses critical assumptions that significantly affect the estimated fair value of those awards, such as an estimated volatility factor of our Common Stock and the estimated lives of the awards (which is equal to the maximum contractual term for awards to non-employees). Additionally, as further discussed below under "Recent Accounting Pronouncements", in 2005 and prior years, employee stock option grants were accounted for in accordance with APB 25. Effective January 1, 2006 we are required to recognize compensation expense on options issued to employees and we expect that we will use similar estimation methods. Changes in the volatility of our Common Stock and other estimation factors used in the Black-Scholes model can significantly impact the estimated value and resultant compensation cost on similar equity instruments issued in the future.

Risk Factors

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our Common Stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-KSB, including our financial statements and related notes.

We have a limited operating history with our business model, which limits the information available to you to evaluate our business.

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $9,550,000 at December 31, 2004, which has increased to approximately $12,395,000 at December 31, 2005. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. Since 2002,we have had approximately $1,500,000 revenues generated to date from our current document security technology. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

            Although we have received U.S. Patents and a European Patent with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of patent protection, trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees to establish and protect the ideas, concepts and documentation of software and trade secrets developed by us. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations does not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search will not disclose applications that are currently pending in the United States Patent Office; and there may be one or more such pending applications that would take precedence over our applications.

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

Our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations to include manufacturing capabilities, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are complimentary to our existing operations and expanding our operations to include manufacturing capabilities. We may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•  identify suitable businesses or assets to buy;
•  complete the purchase of those businesses on terms acceptable to us;
•  complete the acquisition in the time frame we expect; and
•  improve the results of operations of the businesses that we buy and successfully integrate their operations into our own.

There can be no assurance that we will be successful in pursuing any or all of these steps. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

Our acquisition program and strategy may lead us to contemplate acquisitions of companies in bankruptcy, which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while bankrupt companies may be acquired for comparatively little money, the cost of continuing the operations may significantly exceed expectations.

We have in the past used, and may continue to use, our Common Stock as payment for all or a portion of the purchase price for acquisitions. If we issue significant amounts of our Common Stock for such acquisitions, this could result in substantial dilution of the equity interests of our stockholders.

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

Certain provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

•       Authority of the Board of Directors to issue preferred stock.

•       Prohibition on cumulative voting in the election of directors.

The exercise of our outstanding options and warrants may depress our stock price.

As of December 31, 2005, there were outstanding stock options to purchase an aggregate of 313,250 shares of our Common Stock at exercise prices ranging from $2.20 to $12.91 per share, most of which are immediately exercisable. As of December 31, 2005, there were outstanding immediately exercisable warrants to purchase an aggregate of 296,783 shares of our Common Stock at exercise prices ranging from $2.00 to $5.00 per share. To the extent that these securities are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

We have outstanding restricted shares of Common Stock, which may, if they are sold under Rule 144, depress our stock price.

As of March 2, 2006, there were approximately 12,811,188 shares of our Common Stock outstanding, approximately 4,831,000 of such shares may be deemed “restricted securities” as that term is defined under the Securities Act of 1933 (the “Act”), and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Sales of our Common Stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders, may also have a depressive effect on the market for our securities.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 follow Item 14, beginning at page F-1.

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

Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer and Chief Financial Officer's (or persons performing similar functions) evaluation that could significantly affect these internal controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our Web site (www.documentsecurity.com) our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our Web site.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-KSB or our other filings with the SEC.

ITEM 10 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated by reference herein.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated by reference herein.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated by reference herein.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

3.1	Articles of Organization, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).*
3.2	By-laws, as amended (incorporation by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).*
10.2	Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company's Form 10-Q for March 31, 1997).*
10.3	Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company's Form 10-Q for June 30, 1996).*
10.4	Agreement dated May 12, 1997, between New Sky Communications, Inc. and Syracuse Film Productions, LLC (incorporated by reference from the Company's Form 10-K for December 31, 1997). *
10.5	Promissory Note dated March 24, 1999 from New Sky Communications, Inc. to Carl R. Reynolds (incorporated by reference form Company's Form 10-K for December 31, 1999).*
10.6	Agreement dated March 22, 1999 between New Sky Communications, Inc. and Movieplace.com (incorporated by reference from Company's Form 10-K for December 31, 1999).*
10.7	Employment Agreement, dated December 5, 2001 between New Sky Communication, Inc. and E. Anthony Wilson. (incorporated by reference from Company's Form 10-KSB for December 31, 2001).*
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
Form of Licensing and Marketing Agreement between Registrant and Boise White Paper LLC dated January 19, 2005. (redacted version) (filed as Exhibit 10.21 to Form 10-KSB for the fiscal year ended December 31, 2004)*

10.22	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Net Interest Holders. (filed as Exhibit 10.1 to form 8-K dated February 25, 2005)*
10.23	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Gross Interest Holders (filed as Exhibit 10.2 to Form 8-K dated February 25, 2005)*
10.24	Agreement of Sublease dated May 2004 for the Premises Located at 28 E. Main Street, Rochester, New York (filed as Exhibit 10.1 to Form 10-QSB for the Quarter ended June 30, 2004)*
10.25	Form of 2004 Non-Executive Director Plan Option Non-qualified Stock Option Agreement (filed as Exhibit 10.1 to Form 10-QSB for the Quarter ended March 31, 2005)*
10.26	Form of Employment Agreement dated as of June 10, 2004 between Registrant and Patrick White (filed as Exhibit 10.2 to Form 10-QSB for the Quarter ended June 30, 2005)*

10.27	Form of Employment Agreement dated as of June 11, 2004 between Registrant and Thomas Wicker (filed as Exhibit 10.26 of 10-KSB for the fiscal year ended December 31, 2004)*
10.28	Form of 2004 Employee Stock Option Plan (filed as Appendix A to Proxy Statement for the Meeting of Shareholders held on December 8, 2005)*
10.29	Form of Non Executive Director Stock Option Plan (filed as Appendix B to Proxy Statement for the Meeting of Shareholders held on December 8, 2005)*
10.30	Asset Purchase Agreement, dated February 7, 2006 by and between the Registrant and Plastic Printing Professionals, Inc.
14	Code of Ethics (filed as Exhibit 14.1 to Form 10-KSB for the fiscal year ended December 31, 2003).*
16	Letter on change of Certifying Accountant (incorporated by reference to the Registrant's Report on Form 8-K filed on January 9. 2003 as Exhibit 99.1). *
17.1	Resignation letter of Carl R. Reynolds, dated December 3, 2001 (incorporated by reference from Company's Form 10-KSB for December 31, 2001). *
17.2	Resignation letter of E. Anthony Wilson dated August 1, 2002 (incorporated by reference from Company's Form 8-K filed on August 8, 2002). *
21	Subsidiaries of Registrant
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC
31.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 302
31.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 302
32.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 906
32.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 906
            (1) This exhibit contains a redacted copy of the agreement. We have filed a confidentiality request with the Commission with respect to certain portions of the agreement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December  31, 2005, and which is incorporated by reference herein.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders' Equity	F-5

Notes to the Consolidated Financial Statements	F-6 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Document Security Systems, Inc. and Subsidiaries
Rochester, New York

            We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

FREED MAXICK & BATTAGLIA, CPAs, PC
/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
February 22, 2006

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,953,482	$2,657,865
Accounts receivable, net	164,726	381,923
Inventory	148,804	62,494
Prepaid expenses	225,114	64,158
Total current assets	4,492,126	3,166,440

Restricted cash	240,000	300,000
Fixed assets, net	451,195	522,623
Other assets	229,050	-
Goodwill	711,785	284,278
Other intangible assets, net	4,208,962	343,624
	$10,333,118	$4,616,965
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$547,512	$409,868
Accrued expenses	212,559	51,305
Current portion of long-term debt	50,891	47,894
Current portion of capitalized lease obligations	33,374	30,663
Total current liabilities	844,336	539,730

Long-term debt	167,309	218,226
Long-term capital lease obligations	84,931	118,267

Commitments (See Note 10)

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized, 12,698,872 shares issued and outstanding (10,926,818 in 2004)	253,977	218,536
Additional paid-in capital	21,377,996	13,074,847
Accumulated deficit	(12,395,431)	(9,552,641)
Total stockholders' equity	9,236,542	3,740,742
	$10,333,118	$4,616,965

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31,

	2005	2004
Sales, net	$1,749,864	$1,594,768

Costs of sales	909,179	936,685
Gross profit	840,685	658,083

Operating Expenses:
Selling, general and administrative expenses	2,890,899	1,861,078

Research and development	313,657	421,718
Amortization of intangibles	538,110	18,000
Loss on goodwill impairment	-	81,013
Operating expenses	3,742,666	2,381,809
Loss before other income (expense) and income taxes	(2,901,981)	(1,723,726)

Other income (expense):
Interest income	85,602	55,181
Interest expense	(26,411)	(28,434)
Loss before income taxes	(2,842,790)	(1,696,979)

Income taxes	-	6,887
Net loss	$(2,842,790)	$(1,703,866)

Net loss per share, basic and diluted	$(0.24)	$(0.16)
Weighted average common shares outstanding, basic and diluted	12,010,464	10,895,676

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(2,842,790)	$(1,703,866)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	720,603	127,894
Equity issued for services	118,518	59,223
Loss on goodwill impairment		81,013
(Increase) decrease in assets:
Accounts receivable	236,897	(225,023)
Inventory	(81,233)	14,150
Prepaid expenses and other assets	(140,640)	(22,701)
Increase (decrease) in liabilities:
Accounts payable	137,670	242,136
Accrued expenses	161,254	2,978
Net cash used by operating activities	(1,689,721)	(1,424,196)

Cash flows from investing activities:
Purchase of fixed assets	(107,083)	(328,602)
Purchase of royalty rights	-	(90,000)
Purchase of patents and contractual rights	(185,912)	(271,624)
Net cash used by investing activities	(292,995)	(690,226)

Cash flows from financing activities:
Repayment of line of credit		(86,341)
Repayment of long-term debt	(47,920)	(216,555)
Decrease (increase) in restricted cash	60,000	(300,000)
Borrowings on long-term debt		270,000
Repayment of capital lease obligations	(30,625)	(10,539)
Issuance of common stock, net	3,296,878	-
Net cash provided (used) by financing activities	3,278,333	(343,435)

Net increase (decrease) in cash and cash equivalents	1,295,617	(2,457,857)
Cash and cash equivalents beginning of period	2,657,865	5,115,722
Cash and cash equivalents end of period	$3,953,482	$2,657,865

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	10,868,818	$217,376	$12,826,183	$(7,848,775)	$5,194,784

Stock issued for satisfaction of obligations	40,000	800	189,801	-	190,601
Stock issued to employees as compensation	18,000	360	3,480	-	3,840
Stock based compensation expense	-	-	55,383	-	55,383
Net loss	-	-	-	(1,703,866)	(1,703,866)

Balance, December 31, 2004	10,926,818	$218,536	$13,074,847	$(9,552,641)	$3,740,742

Shares issued upon the exercise of warrants and options	999,940	19,999	3,276,879	-	3,296,878
Stock issued to employees as compensation	18,000	360	3,480	-	3,840
Stock issued for patent defense costs	150,000	3,000	497,000	-	500,000
Stock issued for acquisitions	62,654	1,253	516,269	-	517,522
Stock issued to acquire intangible assets, net of expenses	541,460	10,829	3,894,843	-	3,905,672
Stock based compensation expense	-	-	114,678		114,678
Net loss	-	-	-	(2,842,790)	(2,842,790)

Balance, December 31, 2005	12,698,872	$253,977	$21,377,996	$(12,395,431)	$9,236,542

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), a New York corporation, operates in the market for secured documents and solutions. The Company licenses its patented technology and sells products that use its patented optical anti-scanning, anti-counterfeiting technologies. The Company’s customers include governments, law enforcement agencies, security printers, check and forms printers and corporations. In addition, the Company, through its consolidated subsidiaries, operates a retail printing operation and sells supplies to the legal industry. The Company has focused its operations in these businesses since 2002. Previously, the Company was named New Sky Communications and was focused on the production of motion pictures.

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

            Cash and Cash Equivalents - The Company maintains its cash in bank deposit accounts and short term Certificates of Deposits with original maturities of three months or less. For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

            Restricted Cash - Restricted cash consists of a five year certificate of deposit, which is being held as security on a term loan (see Note 5)

            Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management's estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2005 the Company established a reserve for doubtful accounts of approximately $13,700 ($13,700 - 2004). The Company does not accrue interest on past due accounts receivable.

            Inventory - Inventories consist primarily of patented security paper and legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.

            Fixed Assets - Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. For the year ended December 31, 2005, depreciation expense amounted to approximately $182,000 ($110,000 - 2004).

            Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has three reporting units based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit.  The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments. During the year ended December 31, 2004, the Company determined that an impairment existed (see Note 4).  No additional impairment was determined to have occurred during the year ended December 31, 2005.

Other Intangible Assets -Other intangible assets consists of costs associated with the application, acquisition and defense of our patents, contractual rights and trade secrets associated with our technologies, and customer lists obtained as a result of acquisitions. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business.

The Company amortizes its other intangible assets over their estimated useful lives. Patents are generally amortized over the remaining legal life, up to 20 years. Currently, the assets being amortized have a weighted average useful life of approximately 6.5 years. The Company periodically reviews the carrying value of these assets for impairment. The Company did not determine that it’s other intangible assets were impaired during the years ended December 31, 2005 or 2004.

Fair Value of Financial Instruments -Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005.

These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's capitalized lease obligations and term debt payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2005 and 2004.

Revenue Recognition - Sales of custom security printing, retail printing and legal supply products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. From some of its licensees of its technology, the Company receives pre-payments that are deferred and revenue is recognized over the contractual license period. In addition, revenue from some of our licensees is recognized when payment is received by the Company due to the uncertainty of the amount and timing of payments due from these licensees. These licensees generally pay a per unit royalty to the Company and it is generally not practible for them to report prior to the Company’s reporting deadlines.

Research, Development and Related Expenses - These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statement of Operations. Research and development expenses, covering basic patent research and the application of scientific advances to the development of new and improved products and their uses, totaled approximately $314,000 for the year ended December 31, 2005 ($422,000 - 2004).

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

If the Company had generated earnings during the year ended December 31, 2005, 352,987 (622,160 - 2004) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. A total of 590,033 (1,411,750 - 2004) stock options and warrants were outstanding and exercisable with exercise prices below average market price of our Common Stock during 2005.

Concentration of Credit Risk - The Company maintains its cash and cash equivalents in bank deposit accounts and Certificates of Deposit, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Non-monetary assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We anticipate that this pronouncement will not have a material effect on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which will be the Company's first quarter of the year ending December 31, 2006. The Company will be adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, the Company is still evaluating the potential impact from adopting this statement. On December 28, 2005, the Compensation Committee of the Board of Directors of Document Security Systems, Inc. (the "Committee") approved accelerating the vesting of all unvested options for all employees, including executive officers, but excluding non-employee directors. (See Note 6).

Segment Reporting - In applying the provisions of Statement of Financial Accounting Standard No. 131 "Segment Reporting," the Company is organized, managed and internally reported as three business segments (see Note 12).

NOTE 3. - FIXED ASSETS

Fixed assets consisted of the following at December 31:

		2005		2004
	Estimated Useful Life	Purchased	Capitalized Under Capital Leases	Purchased	Capitalized Under Capital Leases

Machinery & equipment	5 years	$487,953	$159,469	$471,884	$159,469
Leasehold improvements	19 months (1)	115,920	-	115,413	-
Furniture & fixtures	7 years	71,700	-	61,491	-
Software & website		89,505	-	-	-

Total cost		$765,078	$159,469	$648,788	$159,469
Less accumulated depreciation		425,510	47,842	267,817	17,817

Net		$339,568	$111,627	$380,971	$141,652

(1) Expiration of lease term

Depreciation expense for assets under capital leases was $30,025 for the year ended December 31, 2005 ($17,817 in 2004).

NOTE 4. - INTANGIBLE ASSETS

Goodwill - In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. As of December 31, 2004, the Company's estimate of the fair value of its reporting units indicated an $81,000 impairment of goodwill in its printing segment. This valuation adjustment is presented as "Loss on goodwill impairment" in the accompanying statement of operations. The goodwill remaining at December 31, 2004 consists of approximately $284,000 of which $81,000 and $203,000 were attributable to the legal store and document security segments, respectively.   During 2005, the Company recorded goodwill of $427,000 associated with its acquisition of Secured Document Systems (See Note 7). As of December 31, 2005, the Company’s goodwill of $712,000 consists of $81,000 attributable to the legal store segment and $631,000 attributable to the document security segment.

Other Intangible Assets - The Company’s intangible assets consists of costs associated with the application, acquisition and defense of our patents, economic and contractual royalty rights to patents, and acquired intangible assets,. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business.

The Company has acquired ownership and contractual rights, including royalty rights to patents developed by Ralph Wicker and members of his family over the course of several transactions. In January 2004, the Company paid the Wicker Family members $90,000 in exchange for their relinquishing the rights to their share of the future royalties from licenses that had been acquired by the Company during the merger with Thomas Wicker Enterprises in 2002. In December 2004, the Company entered into an agreement with the Wicker Family, in which Document Security Systems obtained the legal ownership of technology (including patent ownership rights) previously held by the Wicker Family.   At that time, the agreement with the Wicker Family provided that the Company would retain 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker patents that Document Security Systems chooses to pursue. The Wicker Family was to receive the remaining 30% of such economic benefit. In February 2005, the Company further consolidated its ownership of the Wicker Family based patents and its rights to the economic benefit of infringement settlements when the Company purchased economic interests and legal ownership from approximately 45 persons and entities that had purchased various rights in Wicker Family technologies over several decades.   The Company issued an aggregate of 541,460 shares of its Common Stock for the rights of the interest holders and secured 100% ownership of a US Patent and approximately 16% of additional economic rights to settlements with infringers of the Wicker Family’s foreign patents. The value of the shares of Common Stock was determined based upon the closing price of the shares of the Company’s Common Stock on the American Stock Exchange on February 15, 2005 of $7.25 per share. The total aggregate fair value of the acquisition, net of expenses, of the interests from the interest holders was $3,905,672.

In September 2005, the Company acquired a customer list with an estimated fair value of $41,000 from Secured Document Systems (See Note 7).

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

On August 26, 2005, the Company agreed to issue 150,000 restricted shares of Common Stock to Strategic Resource Advisory Services, (“SRAS”) a subsidiary of IDT Corporation, in exchange for the payment of $500,000 of the Company’s legal expenses that it will incur during the Company’s lawsuit with the European Central Bank. IDT Corporation is a related party to a member of the Company’s Board of Directors. Pursuant to this transaction, the Company recorded a $500,000 other asset that will be reclassified to patent assets as payments are made by SRAS on behalf of the Company. The cash value of the contract of $500,000 was deemed a more readily determinable fair value than the common shares that were issued but are not tradable for two years. As of December 31, 2005, SRAS has paid approximately $206,000 of legal costs on the Company’s behalf and the Company has assets of $294,000 (approximately $136,000 in current prepaid assets and approximately $158,000 in long term other assets) for remainder due to be paid under the agreement.

Other intangible assets are comprised of the following at December 31:

	Useful Life	2005	2004
Royalty rights	5 years	$90,000	$90,000
Customer lists	5 years	41,000	-
Patent and contractual rights	Varied (1)	4,634,071	271,624
		4,765,071	361,624
Less accumulated amortization		556,109	18,000

Net carrying value		$4,208,962	$343,624

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of December 31, 2005 the weighted average remaining useful life of these assets in service was 6.5 years.

Actual and expected amortization for 2005 and 2004 and each of the next five years is as follows:

2004 Actual	$18,000
2005 Actual	$538,000

Expected:
2006	$774,000
2007	$774,000
2008	$774,000
2009	$756,000
2010	$750,000
Thereafter	$381,000
$4,209,000

NOTE 5. - LONG-TERM DEBT

            Long term debt consists of the following at December 31:

	2005	2004
Five year note payable in monthly installments of $5,230, including interest at 6.0%, through 2009. The note is secured by a $240,000 ($300,000 in 2004) certificate of deposit held by the lender and classified as restricted cash on the accompanying consolidated balance sheet.	$218,200	$266,120

	218,200	266,120
Less current portion	50,891	47,894
Long term debt	$167,309	$218,226

            For the five years subsequent to December 31, 2005:

2006	$50,891
2007	54,074
2008	57,457
2009	55,778
2010	-
$218,200

NOTE 6. - STOCKHOLDERS' EQUITY

Stock Issued for Goods and Services - During the year ended December 31, 2004, the Company issued 40,000 shares of its Common Stock as satisfaction of outstanding debt valued at $190,601.  The shares were valued at $4.76 per share, which equaled the market value of the Company’s Common Stock on the date of grant.

In February 2005, we acquired ownership and economic rights to Wicker Family patents from approximately 45 persons and entities that had purchased various rights in Wicker Family patents over several decades. We issued an aggregate of 541,460 shares of our Common Stock for the rights of the interest holders and secured 100% ownership of a U.S. Patent and approximately 16% of additional economic rights to settlements with infringers of the Wicker Family’s foreign patents. The value of the shares of our Common Stock was determined based upon the closing price of our Common Stock on the American Stock Exchange on February 15, 2005 of $7.25 per share. The total aggregate fair value of the acquisition, net of expenses, of the interests from the interest holders was $3,905,672. On August 8, 2005, we registered with the Securities and Exchange Commission 20% of the shares of our Common Stock that were received by each interest holder.

In August 2005, the Company issued 150,000 restricted shares of Common Stock in exchange for the payment of $500,000 of the Company’s legal expenses that it will incur during the Company’s lawsuit with the European Central Bank. Pursuant to this transaction, the Company recorded a $500,000 other asset that will be reclassified to patent assets as payments are made on behalf of the Company. The cash value of the contract of $500,000 was deemed a more readily determinable fair value than the shares of Common Stock that were be issued but are not tradable for two years from the date of their issuance.

Stock Issued for Acquisition -In September 2005, the Company purchased 100% of the Common Stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its Common Stock plus additional costs related to the transaction. The value of the shares of Common Stock was determined based upon the closing price of the shares of the Company’s Common Stock on the American Stock Exchange on September 9, 2005 of $8.26 per share. SDS is an entity that holds various licensing and marketing rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website ProtectedPaper.Com which sells secured document solutions, including the Company’s safety paper. The shares issued in the transaction are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933. We relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

Stock Issued to Employees - During the year ended December 31, 2002, the Company granted to employees rights to 96,000 shares of Common Stock.  The stock rights vest 25% per year over a four-year period.  The market value of the shares at the date of grant was $.14 per share or $13,000, and is being recorded as compensation expense over the vesting period.  Compensation expense for the year ended December 31, 2005 amounted to $3,840 ($3,840 - 2004).  During the year ended December 31, 2005, 18,000 shares vested and were issued to the employees (18,000 shares in 2004).

Warrants -The following is a summary with respect to warrants outstanding at December 31, 2005 and 2004 and activity during the years then ended:

	2005		2004
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding January 1	1,405,000	$3.7	1,425,000	$3.7

Granted during the year	-	$-	10,000	$4.4
Exercised, including forfeited upon cashless exercise	1,078,217	$3.7	-	$0.0
Lapsed	30,000	$3.0	30,000	$3.0

Outstanding at December 31	296,783	$4.1	1,405,000	$3.7

Weighted average months remaining		33.0		69.3

The following table summarizes the warrants outstanding and exercisable as of December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00-$4.99	218,660	32.0	$3.81	218,660	32.0	$3.81
$5.00-$7.75	78,123	35.7	$5.00	78,123	35.7	$5.00
	296,783			296,783

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

On December 8, 2005, the Company’s Board of Directors recommended and the shareholders approved an amendment to the Document Security Systems' 2004 Employee Stock Option Plan that, among other things, increased the number of authorized shares by 1,000,000 shares and allows for the grant of restricted stock awards.

On December 28, 2005, the Company’s Compensation Committee approved accelerating the vesting of all unvested options for all employees, including executive officers, but excluding non-employee directors. The Company took the action in the belief that it is in the best interest of shareholders as the primary purpose of the vesting acceleration is to minimize future compensation expense associated with the accelerated options upon the Company's planned adoption of FASB Statement No. 123(R), "Share-Based Payment," effective January 1, 2006.

Employees and officers will benefit from the accelerated vesting of their stock options in the event they terminate their employment with the Company prior to completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. Stock-based compensation expense has been recorded in 2005 based on the intrinsic value of in-the-money options subject to acceleration and our estimate of the extent to which our employees and officers are going to benefit from this modification. The closing market price per share of our Common Stock on December 28, 2005 was $12.30 and the exercise price of the approximately 116,000 in-the-money options on that date ranged from $7.14 to $8.38. Based on the Company’s expected employee turnover rates, it recorded non-cash stock-based compensation expense of approximately $78,000 during the quarter ended December 31, 2005 with respect to these options. As a result of this acceleration, the Company expects to avoid charges in respect to stock-based compensation in the aggregate amount of approximately $257,000 (pre-tax) over the next two fiscal years.

NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN

Also in January 2004, our Board of Directors adopted The Non-Executive Director Stock Option Plan (the "Director Plan"), which provides for options for up to 100,000 shares to non-executive directors and advisors.

On December 8, 2005, the Company’s Board of Directors recommended and had approved by shareholders an amendment to the Document Security Systems' Non-Executive Director Stock Option Plan to, among other things, allow for the grant of restricted stock awards.

The following is a summary with respect to options outstanding under the 2004 Employees' Stock Option Plan and the Non-Executive Director Stock Option Plan, respectively, at December 31, 2005 and 2004 and activity during the years then ended:

	2004 Employee Plan		Non-Executive Director Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2004	-	-	-
Granted	63,000	6.48	23,750	4.59
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31, 2004	63,000	6.48	23,750	4.59
Granted	224,000	8.45	12,500	7.14
Exercised	10,000	7.14	-
Canceled	-		-
Outstanding at December 31, 2005	277,000	8.38	36,250	5.99

The weighted average fair value of options granted by the Company in 2005 was $3.09 and $2.73 and in 2004 was $4.34 and $2.94 under the 2004 Employee Plan and Non-Executive Director Plan, respectively.  All of the above options have been valued on the date of grant using the Black-Scholes pricing model.  Following is the weighted average assumptions used in the model for warrants and options granted during the year ended December 31:

	2005	2004

Expected dividend yield	0.0%	0.0%
Expected stock volatility	45.0%	79.0%
Risk free interest rate	4.0%	4.0%
Expected life in years	3.4	5.0

The following table summarizes the aggregate stock options, outstanding and exercisable, as of December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.20-$5.00	13,750	36.1	$3.9	13,750	36.1	$3.9
$5.01-$9.00	279,500	54.6	$7.7	279,500	54.6	$7.7
$9.01-$12.91	20,000	59.5	$12.9	20,000	59.5	$12.9

	313,250			313,250

            The Company discloses the summary of pro-forma effects to reported net loss and loss per share as if the Company has elected to recognize compensation costs based on the fair value of the employee options at the grant date. On December 28, 2005, the Company’s Compensation Committee approved accelerating the vesting of all unvested options for all employees, including executive officers, but excluding non-employee directors. Pursuant to the acceleration, the Company deemed all unvested options to have been modified and as a result, assessed a new fair value for these options based on the market value of the Company’s Common Stock as of the modified grant date of December 28, 2005.

For the year ended December 31, 2005

	$	Per Share
Net loss as reported	$(2,842,790)	$(0.24)
Less: Stock based compensation due to Accerleration of options per APB 25	77,876	0.01
Increase in loss due to fair value of employee options	(488,581)	(0.04)
Pro Forma loss	(3,253,495)	$(0.27)

For the year ended December 31, 2004

	$	Per Share
Net loss as reported	$(1,703,866)	$(0.16)
Increase in loss due to fair value of employee options	(144,910)	(0.01)
Pro Forma loss	(1,848,776)	$(0.17)

NOTE 7.  -ACQUISITION

On September 9, 2005, the Company purchased 100% of the Common Stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its Common Stock plus additional costs related to the transaction. The value of the shares of Common Stock was determined based upon the closing price of the shares of the Company’s Common Stock on the American Stock Exchange on September 9, 2005 of $8.26 per share. SDS is an entity that holds various licensing and marketing rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website ProtectedPaper.Com which sells secured document solutions, including the Company’s safety paper. Commencing on September 1, 2005, the results of SDS’s operations are included in the consolidated financial statements of the Company. The Company accounted for the acquisition as a business combination under FASB 141 “Business Combinations”. Included in the assets acquired is a receivable of approximately $84,000 from the Estate of Ralph Wicker, which is deemed a related party to an officer of the Company. Of this amount, $12,000 was classified as current with the remainder classified as long-term. The Company expects to collect the entire amount of this receivable.

The presentation of pro-forma results for 2005 and 2004 as if the acquisition of SDS had occurred at the beginning of each reporting period would not be material for the consolidated entity. The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed as follows:

Accounts Receivable	$7,000
Inventory	5,000
Fixed Assets	3,000
Related party royalty receivable	84,000
Customer list	41,000
Goodwill	428,000
Total Assets	$568,000
Liabilities Assumed	$(2,000)
Total Purchase Price	$566,000

NOTE 8. - INCOME TAXES

            Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

	2005	2004
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	6,887
Total currently payable	0	6,887
Deferred:
Federal	(1,583,066)	(639,106)
State	(377,520)	(98,491)
Total deferred	(1,960,586)	(737,597)
Less increase in allowance	1,960,586	737,597
Net deferred	0	0
Total income tax provision (benefit)	$0	$6,887

	2005	2004
Individual components of deferred taxes are as follows:
Net operating loss carry forwards	$3,625,875	$1,559,550
Depreciation and amortization	57,786	34,779
Equity issued for services	93,316	247,380
Accrued expenses	25,318
Other	5,562	5,562
Total	3,807,857	1,847,271
Less valuation allowance	(3,807,857)	(1,847,271)
Net deferred	$0	$0

            The Company has approximately $9,300,000 in net operating loss carryforwards ("NOL's") available to reduce future taxable income, of which approximately $1,412,000 is subject to change of control limitations that require the benefit of that portion of the NOL be limited to a specified amount  per year. Due to the uncertainty as to the Company's ability to generate sufficient taxable income in the future and utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  These carryforwards expire at various dates from 2004 through 2024.

            The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2005	2004
Statutory United States federal rate	(34)%	(34.5)%
State income taxes net of federal benefit	(5)	(5)
Permanent differences	1	(5)
Equity based compensation differences	(32)
Expiration of net operating loss carryforwards	-	87
Change in valuation reserves	70	(43)

Effective tax rate	-%	-%

NOTE 9. - RETIREMENT PLAN

            The Company sponsors a simple individual retirement account covering all eligible employees.  Employees may elect to defer a portion of their salary on a pre-tax basis.  For employees who participated in the plan, the Company matched the employer’s contribution up to 3% of the employee’s annual compensation.  During the year ended December 31, 2005, the Company contributed approximately $11,000 to the plan ($11,000 - 2004).

NOTE 10. - COMMITMENTS

            Facilities - The Company leases a total of approximately 7,200 square feet of office space for its administrative offices, its digital printing facilities and legal stationery business at a monthly rental aggregating approximately $8,900. Current year expense was approximately $101,000 ($84,000 -2004).   The leases expire through November 2010.

            Equipment Leases  - The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. Current year operating lease expense was approximately $31,000 ($77,000 - 2004).  The leases expire through September 2010.

A summary of lease commitments at December 31, 2005 are as follows:

		Operating Leases
	Capital Leases	Equipment	Facilities
Payments made in 2005	$42,146	$36,960	$97,565
Future minimum lease commitments:
2006	42,146	44,026	107,751
2007	40,649	37,404	65,532
2008	32,354	26,554	61,601
2009	21,537	25,584	17,688
2010	-	19,188	16,214
Total future minimum lease commitments	$136,686	$152,756	$268,786

Less amount representing interest	(18,381)
Present value of future minimum lease commitments	118,305
Less current portion	(33,374)

Long term portion	$84,931

Employment agreements -The Company has employment agreements having terms in excess of one year with four of its executives with terms ranging from three to five years through June 2009. All of the agreements provide for severance payments of 18 months of salary in the event of termination for certain causes. As of December 31, 2005, the minimum annual severance payments under these employment agreements is, in aggregate, approximately $606,000.

Contingent Litigation Payment -In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of December 31, 2005, there have been no settlement amounts related to these agreements.

NOTE 11. - SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004

Cash paid for interest	$26,000	$28,000

Non-cash investing and financing activities:
Equity instruments issued to satisfy obligations	$-	$191,000
Equity issued for patent defense costs	$500,000	-
Equity issued for acquisition	$517,522	-
Equity issued for intangible assets	$3,905,672	-
Equipment purchased via capital lease arrangements	$-	$159,000

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

            Approximate information concerning the Company's operations by reportable segment as of and for the year ended December 31, 2005 and 2004 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

			Document
2005	Printing	Legal	Security	Administrative	Total
Revenues from external customers	$484,000	525,000	741,000	-	1,750,000
Interest Expense	$22,000	1,000	-	3,000	26,000
Depreciation and amortization	$85,000	1,000	548,000	87,000	721,000
Expenses settled via equity instruments	$10,000	-	90,000	19,000	119,000
Goodwill impairment	$-	-	-	-	-
Operating (loss) profit	$(240,000)	29,000	(1,206,000)	(1,485,000)	(2,902,000)
Capital Expenditures	$6,000	14,000	5,193,000	3,000	5,216,000
Identifiable assets	$247,000	195,000	5,562,000	4,329,000	10,333,000

2004
Revenues from external customers	$647,000	$490,000	$457,000	$-	1,594,000
Interest Expense	$16,000	$8,000	-	4,000	28,000
Depreciation and amortization	$78,000	$13,000	19,000	18,000	128,000
Obligations settled via equity instruments	$-	$-	169,000	81,000	250,000
Goodwill impairment	$81,000	$-	-	-	81,000
Operating (loss) profit	$(145,000)	$10,000	(641,000)	(948,000)	(1,724,000)
Capital Expenditures	$343,000	$-	361,000	145,000	849,000
Identifiable assets	$460,000	$159,000	902,000	3,096,000	4,617,000

Major Customer -In 2005, the Company derived 51% of its document security revenue (22% of total revenue) from one customer of which $31,000 was in accounts receivable (19% of total) as of December 31, 2005. In 2004, the Company derived 33% of its document security revenue (9% of total revenue) from this customer of which $142,000 was in accounts receivable (37% of total) as of December 31, 2004.

NOTE 13. - RELATED PARTY TRANSACTIONS

On August 26, 2005, we agreed to issue 150,000 of restricted shares to Strategic Resource Advisory Services (“SRAS”), a subsidiary of IDT Corporation, in exchange for the payment of up to $500,000 of our legal expenses that we will incur during our lawsuit against the European Central Bank. IDT Corporation is a related party to a member of the Company’s Board of Directors. Pursuant to this transaction, we recorded a $500,000 other asset that will be reclassified to patent assets as expenses are incurred. We will reduce the other assets as payments are made by SRAS on behalf of the Company. The cash value of the contract of $500,000 was deemed a more readily determinable fair value than the shares of Common Stock that were issued but are not tradable for two years from their date of issuance.

NOTE 14. - SUBSEQUENT EVENTS

On February 7, 2006, the Company, acquired substantially all of the assets of Plastic Printing Professionals, Inc. ("P3") for $1.25 million in cash, 18,704 shares of the Company’s Common Stock valued at $250,000 and the assumption of certain liabilities. The cash portion of the purchase price was paid using the Company’s cash on hand. P3 is a security printer specializing in plastic cards containing security technologies. P3 has 25 employees and had sales of approximately $2.6 million in 2005.

The purchase price was preliminarily allocated based on the estimated fair market value of the assets acquired and liabilities assumed as follows:

Accounts receivable	$166,000
Inventory & pre-paids	103,000
Fixed assets	200,000
Identified intangible assets (customer list and non-compete agreement)	450,000
Goodwill	779,000
Total Assets	$1,698,000

Liabilities Assumed	$(168,000)
Total Purchase Price	$1,530,000

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOCUMENT SECURITY SYSTEMS, INC.

March 6, 2006	By:	/s/ Patrick White
Patrick White Chairman, President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2006	By:	/s/ Patrick White
Patrick White
Chairman, President and Chief Executive Officer

March 6, 2006	By:	/s/ Philip Jones
Philip Jones Principal Accounting Officer

March 6, 2006	By:	/s/ Thomas Wicker
Thomas Wicker Vice President and Director

March 6, 2006	By:	/s/ Timothy Ashman
Timothy Ashman Director

March 6, 2006	By:	/s/ Alan E. Harrison
Alan E. Harrison Director

March 6, 2006	By:	/s/ Robert Fagenson
Robert Fagenson Director

March 6, 2006	By:	/s/ Ira Greenstein
Ira Greenstein Director