Form 10-Q
period 2006-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2006-05-15
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

1-32146
Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State of incorporation)	(IRS Employer Identification Number)

28 Main Street East, Suite 1525
Rochester, NY 14614 (Address of principal executive office)

(585) 325-3610
(Registrant's telephone number)

Indicate by check mark whether the registrant:
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports)
And
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X]

Applicable only to corporate issuers

As of May 12, 2006 (the most recent practicable date), there were 12,863,017 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of
	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$2,543,576	$3,953,482
Accounts receivable, net	462,461	164,726
Inventory	211,924	148,804
Prepaid expenses	257,922	225,114

Total current assets	3,475,883	4,492,126

Restricted cash	240,000	240,000
Fixed assets, net	631,777	451,195
Other assets	161,243	229,050
Goodwill	1,653,701	711,785
Other intangible assets, net	4,588,315	4,208,962

	$10,750,919	$10,333,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,065,938	$547,512
Accrued expenses & other current liabilities	259,822	212,559
Current portion of long-term debt	51,931	50,891
Current portion of capitalized lease obligations	34,088	33,374

Total current liabilities	1,411,779	844,336

Long-term debt	153,793	167,309
Long-term capital lease obligations	76,137	84,931

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized,
12,863,017 shares issued and outstanding (12,698,872 in 2005)	257,260	253,977
Additional paid-in capital	22,241,943	21,377,996
Accumulated deficit	(13,389,993)	(12,395,431)

Total stockholders' equity	9,109,210	9,236,542

	$10,750,919	$10,333,118
See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three Months Ended March 31,

	2006	2005
	(unaudited)	(unaudited)

Sales, net	$862,710	433,200

Costs of sales	546,197	225,984

Gross profit	316,513	207,216

Operating Expenses:
Selling, general and administrative expenses	1,039,906	691,781
Research and development	72,602	80,112
Amortization of intangibles	220,000	4,500

Operating expenses	1,332,508	776,393

Operating loss	(1,015,995)	(569,177)

Other income (expense):
Interest income	26,896	12,954
Interest expense	(5,463)	(7,199)

Loss before income taxes	(994,562)	(563,422)

Income taxes	-	-

Net loss	$(994,562)	(563,422)

Net loss per share, basic and diluted	$(0.08)	(0.05)

Weighted average common shares outstanding, basic and diluted	12,803,861	11,167,096

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(994,562)	$(563,422)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	276,647	46,696
Stock based compensation	27,329	3,840
(Increase) decrease in assets:
Accounts receivable	(131,749)	153,865
Inventory	7,027	(22,807)
Prepaid expenses and other assets	7,802	25,888
Increase (decrease) in liabilities:
Accounts payable	260,458	15,638
Accrued expenses & other current liabilities	(50,105)	(7,434)

Net cash used by operating activities	(597,153)	(347,736)

Cash flows from investing activities:
Purchase of fixed assets	(37,229)	(66,387)
Acquisiton of P3	(1,250,000)	-
Purchase of other intangible assets	(94,869)	(2,909)

Net cash used by investing activities	(1,382,098)	(69,296)

Cash flows from financing activities:
Repayment of long-term debt	(12,476)	(11,754)
Decrease (increase) in restricted cash	-	(4,426)
Repayment of capital lease obligations	(8,080)	(7,424)
Issuance of common stock, net	589,901	1,418,155

Net cash provided by financing activities	569,345	1,394,551

Net increase (decrease) in cash and cash equivalents	(1,409,906)	977,519
Cash and cash equivalents beginning of period	3,953,482	2,657,865

Cash and cash equivalents end of period	$2,543,576	$3,635,384

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

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

Interim Financial Statements

The condensed consolidated financial statements include the accounts of Document Security Systems, Inc and its wholly owned subsidiaries (collectively, the “Company”) after elimination of intercompany transactions, profits, and balances.  The condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the interim periods presented in these condensed consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to current period presentation. These classifications had no effect on the results of operations for the period presented. These reclassifications include the reclassification of state business fees from income tax to selling, general and administrative and amortization of intangibles from selling, general and administrative to a separate line on the statement of operations.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include impairments and estimation of useful lives of long-lived assets, inventory valuation, reserves for uncollectible accounts receivable, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Share-Based Payments

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant, except for modifications of stock option awards, which triggered compensation expense in accordance with provisions of FASB FIN 44 —“Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. See Note 5 for further detail on the impact of SFAS 123(R) to the Company’s condensed consolidated financial statements.

2.  Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Finished Goods	$141,777	$148,804
Materials	70,147	-
	$211,924	$148,804

3.     Goodwill and Other Intangible Assets

Other Intangible Assets -

Other intangible assets are comprised of the following:

		March 31,	December 31,
	Useful
	Life	2006	2005
Royalty rights	5 years	$90,000	$90,000
Other Intangibles	5 years	441,000	41,000
Patent and contractual rights	Varied (1)	4,833,424	4,634,071
		5,364,424	4,765,071
Less accumulated amortization		776,109	556,109
Net carrying value		$4,588,315	$4,208,962

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of March 31, 2006 the weighted average remaining useful life of these assets in service was 6.8 years.

Goodwill - In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. During the first quarter of 2006, the Company recorded a preliminary estimate of goodwill of $942,000 associated with its acquisition of the assets of Plastic Printing Professionals. As of March 31, 2006, the Company’s goodwill of $1,654,000 consists of $81,000 attributable to the legal segment and $1,573,000 attributable to the document security segment. The Company plans to conduct annual impairment tests in the fourth quarter of each year, unless impairment indicators exist at an earlier date.

4.     Acquisition

On February 7, 2006, the Company acquired substantially all of the assets of Plastic Printing Professionals, Inc. ("P3") for $1.25 million in cash, 18,704 shares of the Company’s Common Stock valued at $250,000 and the assumption of certain liabilities. The cash portion of the purchase price was paid using the Company’s cash on hand. P3 is a security printer specializing in plastic cards containing security technologies. P3 has 25 full-time employees and had sales of approximately $2.7 million in 2005. Commencing on February 7, 2006, the results of P3’s operations are included in the consolidated financial statements of the Company. The Company accounted for the acquisition as a business combination under FASB 141 “Business Combinations”. We are in the process of completing the review and determination of the fair value of certain of the acquired assets and expect to complete that process during the second quarter of 2006. The purchase price has been preliminarily allocated based on the estimated fair market value of the assets acquired and liabilities assumed as follows:

Accounts receivable	$166,000
Inventory & pre-paid assets	83,000
Fixed assets	200,000
Identified intangible assets	400,000
Goodwill	942,000
Total Assets	$1,791,000
Liabilities Assumed	$(261,000)
Total Purchase Price	$1,530,000

Set forth below is the unaudited pro forma revenue, operating loss, net loss and loss per share of the Company as if P3 had been acquired as of January 1, 2005:

	Three Months Ended March 31,
	2006	2005
Revenue	$1,112,816	$1,051,241
Operating Loss	(1,020,765)	(578,981)
Net Loss	(998,886)	(573,226)
Basic and diluted loss per share	(0.08)	(0.05)

5. - Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption and prior periods have not been restated. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

The Company has adopted The 2004 Employees' Stock Option Plan (the "2004 Plan") to provide for the grant of options to purchase up to 1,200,000 shares of Common Stock to all employees, including executive officers. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Internal Revenue Code, or options which do not so qualify ("Non-ISOs"). The 2004 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2004 Plan and to establish and amend rules and regulations relating thereto.

The Company also has adopted The Non-Executive Director Stock Option Plan (the "Director Plan"), which provides for options for up to 100,000 shares to non-executive directors and advisors. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors (or upon the approval of this plan if the director joined prior to its adoption date) and (b) 5,000 shares of our common stock shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director, who has not served as a director for an entire year prior to January 2nd of each year then such non-employee director shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.

            The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of the common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. Neither the Board nor the Compensation Committee has discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

The compensation cost that has been charged against income for options granted under the plans was approximately $21,000 for the three-month period ended March 31, 2006. The impact of this expense to basic and diluted earnings per share was less than $0.01 during the three-month period ended March 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the option are exercised. This amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the three-month period ended March 31, 2006, there is no income tax expense impact from recording the fair value of options granted.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	Three Months Ended March 31,
	2006	2005
Volatility	42.6%	80%
Expected option term	3 years	5 years
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	0%	0%

A summary of the status of the options granted under the incentive stock option plan is presented below:

		2004 Employee Plan		Non-Executive Director Plan
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average Life	Number of	Average	Average Life
	Options	Exercise Price	Remaining	Options	Exercise Price	Remaining
			(years)			(years)
Outstanding at December 31, 2005	277,000	8.05		36,250	5.47
Granted	-			20,000	12.65
Exercised	-			-	-
Canceled	30,000	8.38		-	-
Outstanding at March 31, 2006:	247,000	8.01		56,250	8.02
Exercisable at March 31, 2006:	247,000	8.01		36,250	5.47
Aggregate Intrinsic Value of outstanding options
at March 31, 2006	$1,158,230		4.4	$263,063		3.8
Aggregate Intrinsic Value of exercisable options
at March 31, 2006	$1,158,230		4.4	$262,063		3.3

The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2006 was $4.24 ($4.71 during the three-month period ended March 31, 2005). There were no options exercised during the three-month periods ended March 31, 2006 or March 31, 2005, respectively.

The following table summarizes the status of the Company’s options non-vested options under the incentive stock option plans is presented below:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant Date Fair Value

Non-vested as of December 31, 2005	-	$-
Non-vested granted- three month
period ended March 31, 2006	20,000	$4.24
Vested - three month period
ended March 31, 2006	-	$-
Forfeited - three month period
ended March 31, 2006	-	$-
Non-vested as of March 31,2006	20,000	$4.24

As of March 31, 2006, there was approximately $64,000 of total unrecognized compensation cost related to non-vested options granted under the Non-Executive Director plan. That cost will be recognized over a weighted average period of 1 year. The total fair value of shares vested during the three-month period ended March 31, 2006 was $0 ($54,600 during the three-month period ended March 31, 2005).

Pro-Forma Stock Compensation Expense:

For the quarterly period ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarterly period ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31, 2005
	$	$ per share

Net loss as reported	$(563,422)	$(0.05)
Fair value method compensation expense, net of tax	(189,148)	(0.02)

Pro forma net loss	$(752,570)	$(0.07)

6.     Stockholders Equity

Stock Issued for Acquisition -In February 2006, the Company issued 18,704 of its Common Stock plus additional costs related to the acquisition of substantially all of the assets of Plastic Printing Professionals (See Note 4). The value of the shares of Common Stock was determined based upon the average closing price of the shares of the Company’s Common Stock on the American Stock Exchange on for 10 trading days immediately prior to February 7, 2005 of $13.36 per share.

Stock Warrants -During the first quarter of 2006, the Company received approximately $590,000 in proceeds from the exercise of warrants. The following is a summary with respect to warrants outstanding at March 31, 2006:

		Weighted
		Average
		Exercise
	Warrants	Price
Shares outstanding January 1	296,783	$4.12
Granted during the year	-	$-
Exercised	140,625	$4.38
Lapsed	-	$-

Outstanding at March 31	156,158	$3.94

Weighted average years remaining		2.7

The following table summarizes the warrants outstanding and exercisable as of March 31, 2006:

		Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
Range of		Remaining	Average		Remaining	Weighted
Exercise	Number of	Contractual	Exercise	Number of	Contractual	Average
Prices	Shares	Life (in years)	Price	Shares	Life (in years)	Exercise Price

$2.00-$4.99	112,410	2.6	$3.52	112,410	2.6	$3.52
$5.00-$7.75	43,748	3.0	$5.00	43,748	3.0	$5.00
	156,158			156,158

7.     Loss per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares, outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  As of March 31, 2006, there were 459,408 (608,177 -2005) stock options and warrants outstanding with exercise prices below the average share price for the period that would have been included in the calculation of diluted earnings per share had the Company generated net income.

8.     Commitments and Contigencies

In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank (“ECB”) which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable. As discussed below, in March 2006, the Company was countersued by the ECB in several European nation courts. While it is the Company’s belief that the costs of defending these countersuits is covered under the litigation cap, if not, the costs of defending these suits may be significant.

On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1, which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent.  Claims to invalidity in each of the Netherlands, Belgium, Italy, and France were subsequently served. The main basis of the ECB’s claim is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution which in Europe is a ground of invalidity. If the ECB is successful, it may materially affect us, our financial condition, including the potential requirement to pay all of the ECB’s legal fees associated with the suit, and our ability to market certain technology.

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

9. Supplemental Cash Flow Information

During the three months ended March 31, 20065, the Company issued18,704 shares of Common Stock valued at $250,000 in conjunction with the acquisition of the assets of P3 (See Note 4).

10.     Segment Information

            The Company's businesses are organized, managed and internally reported as four operating segments. Three of these operating segments, Document Security Systems, Plastic Printing Professionals and Patrick Printing, respectively, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets. Consistent with the Company’s strategic initiative to increase its focus on servicing the end-user of secure documents, the Company has reorganized Patrick Printing, which was formerly considered a separate reportable segment, to concentrate its internal printing capabilities for these end-users. While Patrick Printing continues to offset its costs and utilize its capacity with retail copying and printing work, the Company determined that it was appropriate to aggregate this segment with its other document production and security companies because of the similarities in the nature of their products and production and sales processes and types of customers. Thus, for the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131- “Disclosures about Segments of an Enterprise and Related Information”. Prior period amounts have been reclassified to reflect the change in reporting segments and all inter-company transactions are eliminated. A summary of the two segments is as follows:

Document Security and Production
License, manufacture and sale of document security technologies and secure printed products at its Document Security Systems, Plastic Printing Professionals and Patrick Printing divisions. Also, includes revenues from copying services and residual royalties from motion picture operations.

Legal Supplies	Sale of specialty legal supplies via the Internet to lawyers and law firms located throughout the United States as Legalstore.com.

            Approximate information concerning the operations by reportable segment for the three months ended March 31, 2006 and 2005 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Document
2006	Legal Supplies	Security & Production	Corporate	Total
Revenues from external customers	171,000	692,000	-	863,000
Depreciation and amortization	1,000	247,000	28,000	276,000
Segment profit or (loss)	(13,000)	(499,000)	(483,000)	(995,000)

2005
Revenues from external customers	133,000	300,000	-	433,000
Depreciation and amortization	-	28,000	18,000	46,000
Segment profit or (loss)	5,000	(175,000)	(393,000)	(563,000)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those contained in our Form 10-KSB for the year ended December 31, 2005 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

           We are a supplier of advanced optical anti-scanning, anti-counterfeiting, and verification technologies and products for all forms of printed media. We provide document security technology to security printers, corporations and governments worldwide. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we sell legal supplies on the Internet services at a non-core division.

Generally, we generate revenue from our document production and security business in three ways. We produce document security products for the end-user market including pre-packaged security paper. We license our patented technology to security printers so that they can provide their customers with anti-counterfeiting capabilities, and finally, we design, produce and consult for customized anti-counterfeiting solutions for corporate and government customers, including custom documents printed on paper, plastic or various other materials or delivered via electronic means.

Security Paper: Our primary product for the end-user market is AuthentiGuard Security Paper. AuthentiGuard Security Paper is a paper which reveals hidden warning words, logos or images when a clear plastic viewer is placed over the paper or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate copy or the computer digital file and essentially prevent important documents from ever being counterfeited. We market and sell our Security Paper primarily through two major paper distributors: Boise White Paper and PaperlinX Limited. Since 2005, Boise markets our Security Paper under its Boise Beware brand name in North America, primarily through its network of commercial paper sales group, and in OfficeMax and CopyMax stores. In late 2005, we entered into an agreement with PaperlinX to market and sell our Security Paper under the name SecurelinX in Europe, Australia and New Zealand. The initial orders under this agreement are expected to be shipped during the second quarter of 2006. In addition, our licensee, PyroTech, has the marketing rights to manufacture and sell our Security Paper in the continent of Africa.   We retain the rights to sell the same Security Paper direct to end users anywhere in the world. Pricing for the Security Paper is determined on mark-up from cost.

Currently, our Security Paper is manufactured and stored for us by a third-party printer which has sufficient capacity to meet our foreseeable demand for Safety Paper. We are seeking to increase profit margins by developing manufacturing capabilities through strategic mergers and acquisitions that will allow us to service larger and a wider range of potential customers while eliminating a layer of costs by reducing our reliance on third party printers.

Technology Licensing: We license our anti-counterfeiting technology and trade secrets through licensing arrangements with security printers. We seek licensees that have a broad customer base that can benefit from our technologies. Licensees generally pay on a usage basis with royalties of up to 5% of each job in which our technologies are used. In the second half of 2005, we decided to selectively seek strategic licensees pursuant to our plan to increase our internal security printing capabilities.

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

Custom Document Security Solutions: Our technology portfolio allows us to create custom secure documents that are unique to the industry. We target end-users such as governments, agencies and corporations which require anti-counterfeiting and authentication features in a wide range of vital records such as driver’s licenses, birth certificates, receipts, manuals and identification materials and corporations creating entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.

In February of 2006, we acquired San Francisco-based Plastic Printing Professionals, Inc. ("P3"), a privately held, security printer specializing in plastic cards containing security technologies. P3's primary focus is manufacturing composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, DNA and a patent pending watermark technology. P3's products are marketed through an extensive dealer network that covers North America, Europe and South America. Its product and client list includes the Grammy Awards, the Country Music Association awards, Super Bowl media cards, ID cards for major airports and Latin American driver’s licenses.

During 2005, we also began to expand our marketing efforts to the end-user of custom secure documents. Whereas in the past, we typically sought to license our technology to the printer of the end-user, we have determined that significant advantages exist in the market if we are able to own the end-user relationship from the design phase through the production phase. Therefore, we have shifted our focus to utilize more of our internal printing capabilities towards the custom security document market.

In March 2006, we entered into a license to provide a technology for the internet delivery of secure, verifiable documents that can be transmitted and printed over the internet using a customized web-hosting site for the securitization process. This is the first application of a covert method we developed for producing secure documents, such as financial instruments, at multiple locations. Although anticipated revenue from this project is not significant, DSS anticipates that this initial prototype could develop into a major new product offering.

The three-year agreement includes implementation and initial set-up fees for the Bank's website, as well as annual licensing and infrastructure maintenance fees. This is the first application of this covert method for producing secure documents, such as financial instruments, at multiple locations. Although anticipated revenue from this project is not significant, DSS anticipates that this initial prototype could develop into a major new product offering.

Currently, we primarily outsource the production of our custom security print orders to strategic printing vendors. The acquisition of P3 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions in order to service our custom security printing business.

Other: Revenues we receive from the sale of legal supplies, our copying operations and from our former motion picture operations, are considered revenue sources that are unrelated to our core business operation.

Results of Operations for the Three Months Ended March 31, 2006

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2005.

Summary

	Three Months Ended 2006
	$	% change vs. 2005
Sales, net	863,000	99%

Costs of sales	546,000	142%

Gross profit	317,000	53%

Total operating expenses	1,333,000	73%

Operating loss	(1,016,000)	81%

Other income (expense):
Interest income	27,000	108%
Interest expense	(5,000)	-29%

Loss before income taxes	(994,000)	79%

Income taxes	0	0%

Net loss	(994,000)	79%

Sales

	Three Months Ended 2006
	$	% change vs. 2005
Sales, net
Document Security	$692,000	131%
Legal supplies	171,000	29%
Total Revenue	863,000	99%

Document Security

Document security sales increased 131% during the first quarter of 2006 as compared to the first quarter of 2005. The increase was solely the result of $415,000 of sales included in the 2006 results from the Company’s P3 division, which was acquired on February 7, 2006. The acquisition of P3 provides the Company with production capabilities for printed plastic products that can include the Company’s patented technologies. Absent the acquisition of P3 during the first quarter of 2006, Document Security sales decreased slightly by 2% compared to the first quarter of 2005. During the first quarter of 2005, the Company experience strong initial orders from Boise related to the initial rollout of the Boise Beware security paper. During the first quarter of 2006, the Company received purchase orders for approximately $180,000 for the initial rollout of PaperlinX’s security paper which, if shipped, would have favorably impacted 2006 first quarter results. However, these orders were not ready for shipment by March 31, 2006. Furthermore, while the Company has signed several licensing agreements in late 2005 and early 2006, none of these licensing agreements produced significant revenues during the first quarter of 2006 as revenue under these agreements is generally not due to the Company until the licensee has delivered the products using our technology to their customers. We expect that licensing revenue under these agreements will gradually become more significant to our results as these licensees grow comfortable with the technology and are able to promote it to their customers. Due to the lack of control over the timing of this revenue, the Company generally reports license revenue on a cash basis, unless license fees are received in advance in which the Company recognizes revenue over the period covered by the advance.

In addition, we began to focus our sales efforts on driving the end-user demand for our technologies. While we have not seen significant revenues from these efforts as of yet, we have bid on several secure print jobs that, if we are awarded the order, will significantly increase our revenue and allow us to quickly gain the sales level that will be commensurate with the size of our organization. We expect to outsource the fulfillment of these orders with our strategic licensees and printing vendors.

Legal supplies

Revenue from our legal supplies business grew 29% during the first quarter of 2006 compared to the first quarter of 2005. While we view our legal supplies business segment as a non-core part of our company, we have experienced steady growth in its operations as it continues to expand it product catalog and customer reach though various keyword advertising campaigns.

Gross profit

	Three Months Ended 2006
	$	% change vs. 2005
Gross profit
Document Security	250,000	57%
Legal supplies	67,000	40%
Total gross profit	317,000	53%

	Three Months Ended 2006
	%	% change vs. 2005
Gross profit percentage:
Document Security	36%	-32%
Legal supplies	39%	9%
Total gross profit percentage	37%	-23%

Document Security

The 57% increase in gross profit in the first quarter of 2006 compared to the first quarter of 2005 was the result of the inclusion of the Company’s P3 division in 2006 results. The gross profit percentage decrease reflects the impact of P3’s gross profit margin of approximately 35% which was consistent with its historical gross profit margin, but is less than the document security division’s historical profit margin. As mentioned above, the Company expects that its license revenue will increase as the result of recent license agreements. License revenue carries a high profit margin (approximately 90%) and therefore favorably impacts our gross profit margins. In addition, the Company expects to be able to increase profit margins at P3 with improvements in inventory management and pricing gained by larger order quantities which the Company expects to generate.

Legal supplies

Legal supplies gross profit margins increased primarily due to a change in product mix resulting in a greater percentage of wholesale sales versus drop shipment sales. We generally generate higher gross margins on products that we purchase on a wholesale basis and resell to our customers versus products that we sell as a dealer for a larger legal supply company.

Expenses

Operating expenses

	Three Months Ended 2006
	$	% change vs. 2005
Selling, general and administrative expenses:
Compensation	414,000	90%
Stock based compensation	27,000	-
Professional fees	359,000	55%
Sales and marketing	85,000	-41%
Depreciation and amortization	29,000	142%
Other	126,000	43%
Research and development	73,000	-9%
Amortization of intangibles	220,000	4789%

Total operating expenses	1,333,000	72%

Selling, General and Administrative

Our selling, general and administrative costs increases reflect increases to the size of our organization that were initiated during the latter half of 2005 to a level that we feel necessary to execute our business plan. Increases in compensation costs are primarily due to the additions in sales, service and finance personnel, as well as the addition of executive and administrative personnel at P3 during the first quarter of 2006.

Professional fees include legal, accounting, shareholder services, investor relations, and consulting costs. During the first quarter of 2006, we experienced approximately $100,000 in legal fees for general corporate governance matters and work on it two non-European Central Bank lawsuits (regarding Adlertech and F. Laloggia, respectively- See Part II -Legal Proceedings ), and approximately $129,000 of accounting and shareholder costs associated with the filing and mailing of the Company’s annual report. The Company does not expect that its general legal and accounting expenses will continue at the level experienced in the first three months of the year.  These legal costs do not include legal costs associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. Consulting fees are primarily directed towards efforts to help the Company develop contacts and market opportunities with government and large multinational corporations.

Sales and marketing expenses decreased in the first quarter of 2006 as compared to the first quarter of 2005 primarily due to the high level of costs incurred in first quarter of 2005 associated with the roll-out of the Company’s “AuthentiGuard” brandname. We expect that sales and marketing expenses will continue to fluctuate as we incur costs incidental with our sales volume.

Other expenses are primarily rent and utilities, office supplies, IT support, and insurance costs. Increases in the first quarter of 2006 reflect higher rent and utility costs associated with the move of Legalstore.com into a new facility and the addition of P3, and increases in office expenses and general and insurance associated with the addition of P3 during the quarter.

Research and Development

We continue to invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consists primarily of compensation costs for our four persons who spend all or at least half of their time on developing our technology for new uses and new technologies. In addition, we incur costs for the use of third party printers’ facilities test our technologies on equipment that we do not have access to internally. We expect that our research and development costs will continue at current levels for the foreseeable future as we continue to research new technologies and different uses of our current technologies.

Amortization of intangibles

Commencing in the second quarter of 2005, we began to amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our suit against the European Central Bank for patent infringement. In addition, we amortize our acquired intangibles from business combinations. Our amortizable asset base at March 31, 2006 was approximately $4.6 million and will generate approximately $800,000 in non-cash expense each year for the approximately the next 6 years.

Net loss

	Three Months Ended 2006
	$	% change vs. 2005
Net loss	(994,000)	79%

           During the first three months of 2006 we continued to experience a net loss. While we have experienced growth in our net sales and our gross profit, these increases have not offset our increases in our operating expense, especially significant increases in amortization expense of $215,000 as compared to the first quarter of 2005 and increases in professional fees of $128,000 as compared to the first quarter of 2005, which accounted for nearly 90% of the increase in net loss during the first quarter of 2006 versus the first quarter of 2005. We believe that we will not continue to sustain losses at the levels we have thus far experienced as we continue to grow our revenue in the future.

Loss per share

	Three Months Ended 2006
	$	% change vs. 2005

Net loss	$(995,000)	77%

Net loss per share, basic and diluted	(0.08)	60%

Weighted average common shares outstanding, basic and diluted	12,803,861	15%

Our basic and diluted loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2006 compared to 2005. Our shares have increased as we have used our common shares for an acquisition and to purchase patent assets. In addition, we have issued shares as the result of exercises of warrants by some of our investors as well as to pay certain legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Three Months Ended
	March 31,		March 31,		%
	2006		2005		Change

Operating activities cash flows	$(597,000)		$(348,000)		-72%
Investing activities cash flows:	(1,382,000)		(69,000)		-1903%
Financing activities cash flows	569,000		1,395,000		-59%
Working capital	2,064,000		3,496,000		-41%
Current ratio	2.46	x	8.13	x	-70%

During the first three months of 2006, we used cash for operations as a result of our operating loss, less non-cash amortization and stock based compensation expenses. We anticipate that we will continue to use cash for operations until we increase our revenues by a significant amount. While we believe that we will be able to increase our revenues significantly during 2006, there is no guarantee that we will be able to do so. If we do not achieve the revenue levels necessary to sustain our current cost structure we expect to initiate cost reductions to align our costs with our revenue levels.

During the first three months of 2006, we invested a significant amount of our cash for the acquisition of P3, a producer of plastic printed cards in San Francisco, California. In addition, we continued to invest in our patent portfolio, including the payment of legal costs associated with patent applications and the defense of our patents. During 2005, we were able to use our common stock to pay for investments in patents and contractual rights which we may not have otherwise been able to had we been required to pay in cash. The use of equity for our investments has allowed us to retain cash needed for operations during the early stages of our business without sacrificing the investments needed to secure our competitiveness in the future.

The above cash outflows were partially offset by cash received from our warrant holders who paid approximately $590,000 for the exercise of 140,625 warrants. The proceeds from these investors support our operations. Since entering the document security business, we have funded a significant portion of our cash needs by issuing our securities.

At March 31, 2006, we had cash and cash equivalents of approximately $2,544,000 along with restricted cash of $240,000. Our restricted cash is held as collateral for our current and long-term debt obligation which was approximately $206,000 at March 31, 2006. Our working capital as of March 31, 2006 was approximately $2,064,000 which was $1,432,000 or 41% lower than working capital at March 31, 2005. The decrease reflects our use of cash for operations and investments during the past twelve months. Our working capital position is expected to deteriorate as long as we continue to lose money from operations. In order to support our existing and proposed operations, we may need additional financing. Although we have outstanding warrants to purchase our common stock with exercise prices below the current market price that can generate approximately $615,000 in cash financing for the Company, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we may be required to raise additional funds by borrowing or selling stock to meet our cash needs, and there is no guarantee that we will be able to raise such additional funds.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in certificates of deposits with maturities of 90 days or less. Changes in interest rates affect the investment income we earn and therefore impact our cash flows and results of operations.

     We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars. For the quarter ended March 31, 2006, all of our billings, were denominated in our functional currency, which is the U.S. dollar.

  ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal accounting officer have concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There were no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, other than those controls deemed necessary to accommodate our material acquisition of the assets and operations of Plastic Printing Professionals.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no significant developments during the first three months of 2006 in connection with our litigation against Adler Technologies and Andrew McTagger. This litigation is described in our Form 10-KSB Annual Report for the year ended December 31, 2005.

There were no significant developments during the first three months of 2006 in connection with our litigation against Frank LaLoggia. This litigation is described in our Form 10-KSB Annual Report for the year ended December 31, 2005.

On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1, which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We will seek all remedies available to us under the law. In November 2005, the European Central Bank filed its answer to our complaint asserting mostly procedural and jurisdictional arguments. The ECB contended that it could not be sued for patent infringement, but rather each individual country that comprises the ECB should be sued on an individual nation-by-nation basis. We responded to the European Central Bank’s answer in late December 2005. On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent.  Claims to invalidity in each of the Netherlands, Belgium and France were subsequently served. The main basis of the ECB’s claim is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution which in Europe is a ground of invalidity. If the ECB is successful, it may materially affect us, our financial condition, and our ability to market certain technology.

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

ITEM 1a - RISK FACTORS

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our Common Stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-Q, including our financial statements and related notes.

We have a limited operating history with our business model, which limits the information available to you to evaluate our business.

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $9,550,000 at December 31, 2004, which has increased to approximately $13,355,000 at March 31, 2006. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. Since 2002, we have had approximately $1,500,000 in revenues generated to date from our current document security technology. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

Current litigation may affect our technology rights and plan of operation.

On August 1, 2005, we filed a patent infringement suit in the European Court of First Instance against the European Central Bank (“ECB”) alleging that the Euro banknotes infringe our European Patent No 0455750B1 (the “Patent”).   On October 20, 2005, the ECB challenged the venue of the lawsuit to which we formally responded to the court in December, 2005.  The ECB contended that it could not be sued for patent infringement, but rather each individual country that comprises the ECB should be sued on an individual nation-by-nation basis. On March 24, 2006, we received notice that the ECB has filed a separate counter claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent.  Claims to invalidity in each of the Netherlands, Belgium and France were subsequently served. The main basis of the ECB’s claim is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution which in Europe is a ground of invalidity. If the ECB is successful, it may materially affect us, our financial condition, and our ability to market certain technology.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. And Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. And Andrew Mctaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which our company has an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing and various business torts. Adler distributes and supplies anti-counterfeit currency devices and McTaggert is a principal of, and the primary contact at, Adler. Adler had entered into several agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These agreements, generally, authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including “Archangel,” an anti-copy technology, and “Blockade,” which creates a wave pattern on documents when they are reproduced or scanned. It is our contention that Adler has breached these agreements, failed to make an appropriate accounting, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against our company, claiming Adler owns or co-owns or has a license to use certain technologies of ours, including several U.S. patents. If Adler is successful, it may materially affect us, our financial condition, and our ability to market certain technology.

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

We are at the early stage of introducing our document security technology and products to the market. If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and net income goals within the time we have projected, or at all, which could have a material adverse effect on our business. As a result, the value of your investment could be significantly reduced or completely lost.

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

Risks Related to Our Stock

Provisions of our certificate of incorporation and agreements could delay or prevent a change in control of our company.

Certain provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

•	the authority of the Board of Directors to issue preferred stock; and
•	a prohibition on cumulative voting in the election of directors.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of May 1, 2006, there are approximately 186,677,575 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants may depress our stock price.

As of May 1, 2006, there were outstanding stock options to purchase an aggregate of 303,250 shares of our Common Stock at exercise prices ranging from $2.20 to $12.91 per share, most of which are immediately exercisable. As of May 1, 2006, there were outstanding immediately exercisable warrants to purchase an aggregate of 156,158 shares of our Common Stock at exercise prices ranging from $2.00 to $5.00 per share. To the extent that these securities are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our shareholders to sell our equity securities in the future.

Sale or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2006, the Company issued 18,704 shares of the Company’s Common Stock valued at $250,000 in connection with an acquisition. The shares issued in the transaction were not registered under the Securities Act of 1933.

We did not purchase any shares of our common stock during the three months ended March 31, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 4, 2006. The matters before our shareholders for vote, as described in our Proxy Statement, dated as of March 30, 2006, were:

1. The election of six persons to our Board of Directors;

2. The ratification of Freed Maxick & Battaglia, CPAs PC as our independent public accountants for the fiscal year ending December 31, 2006.

Shareholders of record as of March 17, 2006 were entitled to attend and vote at the meeting. As of the record date of March 17, 2006, 12,844,313 shares of our Common Stock were outstanding. Shareholders representing 7,209,863 shares were present for quorum purposes in person or by proxy.

Our shareholders approved all of the matters before the meeting. The results of the voting were as follows:

1. Election of Directors
Name of Nominee	Votes For	Votes Withheld

Patrick White	7,202,817	7,036

Thomas Wicker	7,202,840	7,013

Alan E. Harrison	7,194,795	15,058

Timothy Ashman	7,194,854	14,999

Robert Fagenson	7,205,002	4,851

Ira A. Greenstein	7,195,585	14,268

The directors were elected for terms of one year. The Board is comprised of a total of six persons.

4. Ratification of Freed Maxick & Battaglia, CPAs PC as the Company’s independent public accountants for the fiscal year ending December 31, 2005
Votes For	Votes Against	Votes Withheld

7,189,597	10,064	10,192

ITEM 5 - OTHER INFORMATION

           None

ITEM 6 - EXHIBITS

The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.
(a)
Exhibits
Item 3.1 Articles of Organization, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).*
Item 3.2 By-laws, as amended (incorporation by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).*

Item 31.1  Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

Item 31.2  Certifications of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act

Item 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act

Item 32.2 Certification of principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 15, 2006	By:	/s/ Patrick White
Patrick White
President, Chief Executive Officer and Acting Chief Financial Officer

May 15, 2006	By:	/s/ Philip Jones
Philip Jones
Controller/Principal Accounting Officer