Form 10-Q
period 2006-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2006-08-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
 COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

And

(2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Applicable only to corporate issuers

As of August 10, 2006 (the most recent practicable date), there were 12,926,989 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets As of

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,703,240	$3,953,482
Accounts receivable, net	692,724	164,726
Inventory	276,551	148,804
Prepaid expenses and other current assets	275,404	225,114

Total current assets	2,947,919	4,492,126

Restricted cash	240,000	240,000
Fixed assets, net	659,894	451,195
Other assets	159,948	229,050
Goodwill	1,396,734	711,785
Other intangible assets, net	5,005,828	4,208,962

	$10,410,323	$10,333,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,505,606	$547,512
Accrued expenses & other current liabilities	285,957	212,559
Current portion of long-term debt	52,458	50,891
Current portion of capitalized lease obligations	34,817	33,374

Total current liabilities	1,878,838	844,336

Long-term debt	140,667	167,309
Long-term capital lease obligations	67,155	84,931

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized,
12,897,929 shares issued and outstanding (12,698,872 in 2005)	257,959	253,977
Additional paid-in capital	22,662,234	21,377,996
Accumulated deficit	(14,596,530)	(12,395,431)

Total stockholders' equity	8,323,663	9,236,542

	$10,410,323	$10,333,118

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Sales, net	$1,309,805	$491,074	$2,172,515	$924,274

Costs of sales	718,643	259,612	1,264,840	485,596

Gross profit	591,162	231,462	907,675	438,678

Operating expenses:
Selling, general and administrative expenses	1,445,003	590,876	2,484,909	1,282,657
Research and development	96,282	80,473	168,884	160,585
Amortization of intangibles	268,275	130,500	488,275	135,000

Operating expenses	1,809,560	801,849	3,142,068	1,578,242

Operating loss	(1,218,398)	(570,387)	(2,234,393)	(1,139,564)

Other income (expense):
Interest income	17,242	24,471	44,138	37,425
Interest expense	(5,381)	(6,850)	(10,844)	(14,049)

Loss before income taxes	(1,206,537)	(552,766)	(2,201,099)	(1,116,188)

Income taxes	-	-	-	-

Net loss	$(1,206,537)	$(552,766)	(2,201,099)	(1,116,188)

Net loss per share, basic and diluted	$(0.09)	$(0.05)	(0.17)	(0.10)

Weighted average common shares outstanding, basic and diluted	12,850,491	12,100,413	12,824,935	11,636,333

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,201,099)	$(1,116,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	607,410	225,351
Stock based compensation	280,450	20,320
(Increase) decrease in assets:
Accounts receivable	(362,012)	150,751
Inventory	(57,600)	(72,118)
Prepaid expenses and other assets	(8,385)	(103,435)
Increase in liabilities:
Accounts payable and accrued expenses	224,030	4,199

Net cash used by operating activities	(1,517,206)	(891,120)

Cash flows from investing activities:
Purchase of fixed assets	(69,887)	(67,182)
Acquisition	(1,301,670)	-
Purchase of other intangible assets	(77,841)	(122,306)

Net cash used by investing activities	(1,449,398)	(189,488)

Cash flows from financing activities:
Repayment of long-term debt	(25,075)	(23,598)
Repayment of capital lease obligations	(16,333)	(15,005)
Issuance of common stock, net	757,770	2,243,854

Net cash provided by financing activities	716,362	2,205,251

Net increase (decrease) in cash and cash equivalents	(2,250,242)	1,124,643
Cash and cash equivalents beginning of period	3,953,482	2,657,865

Cash and cash equivalents end of period	$1,703,240	$3,782,508

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Interim Financial Statements

The consolidated financial statements include the accounts of Document Security Systems, Inc and its wholly owned subsidiaries (collectively, the “Company”) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to current period presentation. These classifications had no effect on the results of operations for the period presented. These reclassifications include the reclassification of state business fees from income tax to selling, general and administrative and amortization of intangibles from selling, general and administrative to a separate line on the statement of operations.

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

Share-Based Payments

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant, except for modifications of stock option awards, which triggered compensation expense in accordance with provisions of FASB FIN 44 -“Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. See Note 5 for further detail on the impact of SFAS 123(R) to the Company’s consolidated financial statements.

2. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)

Finished Goods	$202,237	$148,804
Materials	74,314	-

	$276,551	$148,804

3.     Goodwill and Other Intangible Assets

Other Intangible Assets -

Other intangible assets are comprised of the following:

		June 30,	December 31,
	Useful Life	2006	2005
Royalty rights	5 years	$90,000	$90,000
Other Intangibles	5 years	666,300	41,000
Patent and contractual rights	Varied (1)	5,293,912	4,634,071
		6,050,212	4,765,071
Less accumulated amortization		1,044,384	556,109

Net carrying value		$5,005,828	$4,208,962

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of June 30, 2006 the weighted average expected useful life of these assets was 6.7 years.

Goodwill - In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. During the first quarter of 2006, the Company recorded a preliminary estimate of goodwill of $942,000 associated with its acquisition of the assets of Plastic Printing Professionals. During the second quarter of 2006, the Company revised its estimate of goodwill associated with this acquisition to $685,000. As of June 30, 2006, the Company’s goodwill of $1,397,000 consists of $81,000 attributable to the legal segment and $1,316,000 attributable to the document security segment. The Company plans to conduct annual impairment tests in the fourth quarter of each year, unless impairment indicators exist at an earlier date.

4.     Acquisition

On February 7, 2006, the Company acquired substantially all of the assets of Plastic Printing Professionals, Inc. ("P3") for $1.25 million in cash, 18,704 shares of the Company’s Common Stock valued at $250,000 and the assumption of certain liabilities. The cash portion of the purchase price was paid using the Company’s cash on hand. P3 is a security printer specializing in plastic cards containing security technologies. P3 has 25 full-time employees and had sales of approximately $2.7 million in 2005. Commencing on February 7, 2006, the results of P3’s operations are included in the consolidated financial statements of the Company. The Company accounted for the acquisition as a business combination under FASB 141 “Business Combinations”. During the quarter ended June 30, 2006, the Company revised its allocations from its preliminary estimates based upon the receipt of a valuation report that resulted in an increase in the amount allocated to acquired intangibles and a corresponding decrease in the amount allocated to goodwill of $225,000. The purchase price has been allocated based on the estimated fair market value of the assets acquired and liabilities assumed as follows:

Accounts receivable	$166,000
Inventory & pre-paid assets	83,000
Fixed assets	258,000
Identified intangible assets	625,000
Goodwil	685,000
Total Assets	$1,817,000

Liabilities Assumed	$(265,000)
Total Purchase Price	$1,552,000

Set forth below is the unaudited pro forma revenue, operating loss, net loss and loss per share of the Company as if P3 had been acquired by the Company as of January 1, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$1,309,805	$1,191,922	$2,422,621	$2,243,163
Operating Loss	(1,218,398)	(554,289)	(2,239,163)	(1,109,270)
Net Loss	(1,206,537)	(536,668)	(2,205,423)	(1,085,894)
Basic and diluted loss per share	(0.09)	(0.05)	(0.17)	(0.09)

5. Stock Based Compensation

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

The Company has adopted the 2004 Employees' Stock Option Plan (the "2004 Plan") to provide for the grant of options, restricted stock and other forms of equity to all employees, including executive officers. A total of 1,200,000 shares of Common Stock are authorized to be issued under the 2004 Plan. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Internal Revenue Code, or options which do not so qualify ("Non-ISOs"). The 2004 Plan is administered by the Compensation Committee designated by the Company’s Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Compensation Committee has full authority to interpret the 2004 Plan and to establish and amend rules and regulations relating thereto.

The Company also adopted The Non-Executive Director Stock Option Plan (the "Director Plan"), which provides for options for up to 100,000 shares to non-executive directors and advisors. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors and (b) 5,000 shares of our common stock shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director who has not served as a director for the entire year immediately prior to January 2nd shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.

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

The compensation cost that has been charged against income for options granted under the plans was approximately $21,000 and $42,000 for the three-month and six-month periods, respectively, ended June 30, 2006. The impact of these expenses to basic and diluted earnings per share was less than $0.01 during those periods. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as non-ISO’s a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s Common Stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the periods ended June 30, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	Six Months Ended June 30,
	2006	2005
Volatility	42.6%	80%
Expected option term	3 years	5 years
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	0%	0%

A summary of the status of the options granted under the 2004 Plan and the Director Plan, respectively, is presented below:

	2004 Employee Plan			Non-Executive Director Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(years)			(years)
Outstanding at December 31, 2005	277,000	8.05		36,250	5.47
Granted	-			20,000	12.65
Exercised	-			-	-
Canceled	50,000	10.19		-	-
Outstanding at June 30, 2006:	227,000	7.58		56,250	8.02
Exercisable at June 30, 2006:	217,000	7.67		36,250	5.47

Aggregate Intrinsic Value of outstanding options at June 30, 2006	$696,890		4.1	$187,775		3.6
Aggregate Intrinsic Value of exercisable options at June 30, 2006	$646,660		4.1	$187,775		3.1

The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2006 was $4.24 ($4.71 during the six-month period ended June 30, 2005). There were no options exercised during the six-month periods ended June 30, 2006 or 2005, respectively.

The following table summarizes the status of the Company’s non-vested options under the its stock option plans:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2005	10,000	$3.68
Non-vested granted- six month period ended June 30, 2006	20,000	$4.24
Vested - six month period ended June 30, 2006	-	$-
Forfeited - six month period ended June 30, 2006	-	$-

Non-vested as of June 30,2006	30,000	$4.05

As of June 30, 2006, there was approximately $58,000 of total unrecognized compensation cost related to non-vested options. That cost will be recognized over a weighted average period of one year. The total fair value of shares that vested during the six-month period ended June 30, 2006 was $0 ($163,000 during the six-month period ended June 30, 2005).

Pro-Forma Stock Compensation Expense:

For the quarterly and six-month periods ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarterly and six month periods ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	June 30, 2005
	Three months ended		Six months ended
	$ Amount	$ Per share	$ Amount	$ Per share
Net loss, as reported	$(552,766)	$(0.05)	$(1,116,188)	$(0.10)
Fair value method compensation expense, net of tax	(36,073)	(0.00)	(225,221)	(0.02)

Net loss, pro-forma	$(588,839)	$(0.05)	$(1,341,409)	$(0.12)

Restricted Stock- Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation Committee. Restricted stock compensation cost is measured as the stock’s fair value based on the market price at the date of grant. The restricted shares issued reduce the amount available under our stock option plans. We recognize compensation cost only on restricted shares that will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock.

On June 26, 2006, the Company granted 65,000 in restricted stock to recently hired employees, including 50,000 to its new President. The restricted stock vests over 3 years beginning on the grant date. The company will recognize compensation costs associated with these restricted shares of approximately $700,000 over the vesting periods.

The following is a summary with respect to restricted stock outstanding at June 30, 2006:

	Shares	Weighted- average grant-date fair value per share
Restricted shares outstanding, December 31, 2005	-	$-
Restricted shares granted	65,000	10.77
Restricted shares vested	-	-
Restricted shares forfeited	-	-
Restricted shares outstanding, June 30, 2006	65,000	$10.77

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

Stock Warrants -During the first half of 2006, the Company received approximately $758,000 in proceeds from the exercise of warrants.

On June 16, 2006, the Company issued to International Barcode Corporation (d/b/a Barcode Technology)(“BTI”), a warrant to purchase 500,000 shares of the Company's common stock, $0.02 par value per share, at a price of $10.00 per share vesting over approximately one year and with an expiration date of June 16, 2007. The fair value of the warrants amounted to $890,000 utilizing Black Scholes pricing model. This value is being recognized as the warrants vests. During the period ended June 30, 2006, the Company recognized approximately $223,000 of expense related to these warrants. The warrants were issued in conjunction with an agreement that provides BTI with the exclusive right to market, sell and manufacture DSS technologies, products and processes for all security-related applications for government and commercial use in China.

The following is a summary with respect to warrants outstanding at June 30, 2006:

	2006
		Weighted
		Average
		Exercise
	Warrants	Price

Warrants outstanding at January 1	296,783	$4.12

Granted	500,000	$10.00
Exercised	175,537	$4.43
Lapsed	-	$-

Warrants outstanding at June 30	621,246	$8.77

The following table summarizes the warrants outstanding and exercisable as of June 30, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.00-$4.99	79,060	1.9	$2.98	79,060	1.9	$2.98
$5.00-$7.75	42,186	2.5	$5.00	42,186	2.5	$5.00
$7.76-$10.00	500,000	10.	$10.00	125,000	1.00	$10.00
	621,246			246,246

7.     Loss per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares, outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  As of June 30, 2006, there were 904,496 (548,000 as of June 30, 2005) stock options and warrants outstanding with exercise prices below the average share price for the period that would have been included in the calculation of diluted earnings per share had the Company generated net income.

8.     Commitments and Contingencies

On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent.  Claims to invalidity in each of the Netherlands, Belgium, Italy, and France were subsequently served on the Company. The main basis of the ECB’s claim is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution, which in Europe is a ground of invalidity. If the ECB is successful, it may materially affect us, our financial condition, including the potential requirement to pay all of the ECB’s legal fees associated with the suit, and our ability to market certain technology.

In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank (“ECB”) which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable. As discussed below, in March 2006, the Company was countersued by the ECB in several European national courts. While it is the Company’s belief that the costs of defending these countersuits is covered under the litigation cap, if not, the costs of defending these suits may be significant. As such, the Company has been billed approximately $485,000 for costs associated with the countersuits that it has recorded as accounts payable and patent assets until such time a formal agreement is established with its legal counsel regarding the countersuit fees.

On June 29, 2006, the Company received notice of favorable summary judgment from the State of New York Supreme Court in the case of “Frank LaLoggia v. Document Security Systems, Inc”. The Court ruled in favor of the Company and dismissed all claims against the Company. The Company will continue to pursue its counterclaim against Mr. LaLoggia which was not dismissed by the Court.

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

9. Supplemental Cash Flow Information

During the six months ended June 30, 2006, the Company issued 18,704 shares of Common Stock valued at $250,000 in conjunction with the acquisition of the assets of P3 (See Note 4).

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

Legal Supplies	Sale of specialty legal supplies to lawyers and law firms located throughout the United States as Legalstore.com.

            Approximate information concerning the operations by reportable segment for the three and six months ended June 30, 2006 and 2005 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Document
		Security &
3 months ended June 30, 2006:	Legal Supplies	Production	Corporate	Total

Revenues from external customers	$144,000	$1,166,000	$-	$1,310,000
Depreciation and amortization	1,000	302,000	28,000	331,000
Segment profit or (loss)	(18,000)	(645,000)	(544,000)	(1,207,000)

3 months ended June 30, 2005:

Revenues from external customers	$121,000	$370,000	$-	491,000
Depreciation and amortization	1,000	153,000	25,000	179,000
Segment profit or (loss)	33,000	(226,000)	(360,000)	(553,000)

		Document
		Security &
6 months ended June 30, 2006:	Legal Supplies	Production	Corporate	Total

Revenues from external customers	$315,000	$1,858,000	$-	$2,173,000
Depreciation and amortization	2,000	549,000	56,000	607,000
Segment profit or (loss)	(30,000)	(1,144,000)	(1,027,000)	(2,201,000)

6 months ended June 30, 2005:

Revenues from external customers	$246,000	$678,000	$-	$924,000
Depreciation and amortization	1,000	182,000	42,000	225,000
Segment profit or (loss)	38,000	(393,000)	(761,000)	(1,116,000)

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

Overview

           We are a supplier of advanced optical anti-scanning, anti-counterfeiting, and verification technologies and products for all forms of printed media. We provide document security technology to security printers, corporations and governments worldwide. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, psychological examinations, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we sell legal supplies on the Internet at a non-core division.

Generally, we generate revenue from our document security and production business in three ways. We produce document security products for the end-user market including pre-packaged security paper. We license our patented technology to security printers so that they can provide their customers with anti-counterfeiting capabilities, and finally, we design, produce and consult for customized anti-counterfeiting solutions for corporate and government customers, including custom documents printed on paper, plastic or various other materials or delivered via electronic means.

Security Paper: Our primary product for the end-user market is AuthentiGuard Security Paper. AuthentiGuard Security Paper is a paper which reveals hidden warning words, logos or images when a clear plastic viewer is placed over the paper or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate copy or the computer digital file and essentially prevent important documents from ever being counterfeited. We market and sell our Security Paper primarily through two major paper distributors: Boise White Paper and PaperlinX Limited. Since 2005, Boise markets our Security Paper under its Boise Beware brand name in North America, primarily through its commercial paper sales group, and in OfficeMax and CopyMax stores. In late 2005, we entered into an agreement with PaperlinX to market and sell our Security Paper under the name SecurelinX in Europe, Australia and New Zealand. The initial orders under this agreement were shipped during the second quarter of 2006. In addition, our licensee, PyroTech, has the marketing rights to manufacture and sell our Security Paper in the continent of Africa.   We retain the rights to sell the same Security Paper direct to end users anywhere in the world. Pricing for the Security Paper is determined on mark-up from cost.

Currently, our Security Paper is manufactured and stored for us by a third-party printer which has sufficient capacity to meet the foreseeable demand for this product. We are seeking to increase profit margins by developing manufacturing capabilities through strategic mergers and acquisitions that will allow us to service larger and a wider range of potential customers while eliminating a layer of costs by reducing our reliance on third-party printers.

Technology Licensing: We license our anti-counterfeiting technology and trade secrets through licensing arrangements with security printers. We seek licensees that have a broad customer base that can benefit from our technologies. Licensees generally pay on a usage basis royalties to us of up to 5% of the revenue of each job in which our technologies are used. In the second half of 2005, we decided to selectively seek strategic licensees pursuant to our plan to increase our internal security printing capabilities.

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

Custom Document Security Solutions and Production: Our technology portfolio allows us to create custom secure documents that are unique to the industry. We target end-users such as governments, agencies and corporations which require anti-counterfeiting and authentication features in a wide range of documents and vital records such as driver’s licenses, birth certificates, receipts, manuals and identification materials and corporations creating entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.

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

In March 2006, we entered into a license with a major international bank to provide a technology for the Internet delivery of secure, verifiable documents that can be transmitted and printed over the Internet using a customized web-hosting site for the securitization process. This is the first application of a covert method we developed for producing secure documents, such as financial instruments, at multiple locations. The three-year agreement includes implementation and initial set-up fees for the bank's website, as well as annual licensing and infrastructure maintenance fees.

Currently, we primarily outsource the production of our custom security print orders to strategic printing vendors. The acquisition of P3 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions or strategic alliances in order to service our custom security printing business.

Other: Revenue we receive from the sale of legal supplies, our copying operations and from our former motion picture operations. While we seek to maximize the revenue from these sources, we consider these sources as unrelated to our core business operation.

Results of Operations for the Three and Six Months Ended June 30, 2006

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2005.

The following discussion also includes a non-GAAP financial measure which has been reconciled to the most comparable GAAP financial measure of net loss. Our management believes that this performance measure is a relevant indicator of the Company’s financial performance.

Summary

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	$	% change vs. 3 months ended June 30, 2005	$	% change vs. 6 months ended June 30, 2005
Sales, net	1,310,000	167%	2,173,000	135%

Costs of sales	719,000	177%	1,265,000	160%

Gross profit	591,000	156%	908,000	107%

Total Operating Expenses	1,810,000	126%	3,142,000	99%

Operating loss	(1,219,000)	114%	(2,234,000)	96%

Other income (expense):
Interest income	17,000	-29%	44,000	19%
Interest expense	(5,000)	-29%	(11,000)	-21%

Loss before income taxes	(1,207,000)	118%	(2,201,000)	97%

Income taxes	0	-	0	-
Net loss	(1,207,000)	118%	(2,201,000)	97%

Net loss per share, basic and diluted	(0.09)	106%	(0.17)	79%

Weighted average common shares outstanding, basic and diluted	12,850,491	6%	12,824,935	10%

Non-GAAP Financial Performance Measure

The following adjusted Earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense (“Adjusted EBITDA”) is presented because the Company’s management believes it to be a relevant measure of the performance of the Company. The Adjusted EBITDA is used by the Company’s management to measure its core operating performance without certain non-cash expenditures. The reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure is presented below.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	$	% change vs. 3 months ended June 30, 2005	$	% change vs. 6 months ended June 30, 2005

Net Loss	(1,207,000)	118%	(2,201,000)	97%
Add back:
Depreciation	63,000	24%	120,000	28%
Amortization of Intangibles	268,000	105%	488,000	261%
Stock Based Compensation	253,000	2430%	280,000	1300%
Interest Income	(17,000)	-29%	(44,000)	19%
Interest Expense	5,000	-29%	11,000	-21%
Income Taxes	-		-

Adjusted EBITDA	(635,000)	68%	(1,346,000)	51%

Sales

	Three Months Ended June 30,2006		Six Months Ended June 30, 2006
Sales, net	$	% change vs. 3 months ended June 30, 2005	$	% change vs. 6 months ended June 30, 2005
Document Security & Production	1,165,000	215%	1,858,000	174%
Legal supplies	145,000	20%	315,000	28%
Total Revenue	1,310,000	167%	2,173,000	135%

Document Security & Production

During the second quarter of 2006, Document Security sales increased 215% compared with the second quarter of 2005. The increase of $795,000 in revenue in the category during the second quarter was primarily due to the inclusion of $656,000 of sales from the Company’s P3 division, which was acquired on February 7, 2006. Absent the acquisition of P3 during the first quarter of 2006, Document Security sales increased by $139,000, or 38%, from $370,000 in the second quarter of 2005. During the 2006 quarter, the Company shipped the initial order under its agreement with PaperLinx Ltd for SecureLinx security paper, which was announced in the fourth quarter of 2005.

For the first six months of 2006, Document Security sales increased 174% compared with the first six months of 2005. The increase of $1,180,000 in revenue in the category was primarily due to the inclusion of $1,072,000 of sales from the Company’s P3 division, which was acquired on February 7, 2006. Absent the acquisition of P3 during the first quarter of 2006, Document Security sales increased by $108,000, or 16%, from $678,000 in the first six months of 2005.

During the second quarter of 2006, the Company had several sales achievements that it believes will have a significant impact on its ability to continue to grow its revenue. As displayed in the Paperlinx project discussed above, the initial revenue stream from a contract or license can take between three to nine months from the signing date due to the high degree of development and customization involved in many of our projects. During the second quarter of 2006, the Company had several sales achievements that it believes will have a significant impact on its ability to continue to grow its revenue. The following chart summarizes certain recent agreements entered into by the Company.

•
Signed a two-year licensing agreement with Banknote Corporation of America (BCA), a major high security printer in the United States for a variety of secure documents, such as checks, stamps, identification.

•
Signed licensing agreement with The Reynolds and Reynolds Company (NYSE: REY), a leading software and services provider for the automotive retailing market in the United States and Canada for the protection of checks and forms.

•
Renewed and extended the historical licensing agreement with R.R. Donnelley & Sons Company, the largest printer in North America. A three-year contract, the renewed agreement includes royalties on the usage of DSS's SecureScan(tm) technology.

•	Signed an exclusive licensing agreement with Barcode Technology (BTI) to market and produce DSS's technology, both independently and in combination with BTI's technology in China.

•
Signed a two-year agreement with ProdoSafe Security Solutions, Turkey's largest supplier of anti-counterfeiting technology. With its recently awarded contracts, ProdoSafe will apply DSS's technology in two metropolitan areas in Turkey.

In addition, DSS recently held two technology meetings with dealers and distributors from the dealer network introduced to the Company by its acquisition of P3. During the meetings, DSS introduced its technologies and products to these dealers, who have traditionally sold plastic ID cards and related hardware, as a significant complement to the dealer’s offering and the potential to expand their market opportunity. DSS anticipates that it will be able to expand its reach to the end user of secure documents based on the initial response it received from the dealers.

Legal Supplies

            Revenue from our legal supplies business, Legalstore.com, grew 20% and 28% during the second quarter and first six months of 2006, respectively, compared with those periods of 2005. While we view our legal supplies business segment as a non-core part of our company, we have experienced steady growth in its operations as it continues to expand its product catalog and customer reach through various keyword advertising campaigns.

Gross Profit

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	$	% change vs. 3 months ended June 30, 2005	$	% change vs. 6 months ended June 30, 2005
Gross profit
Document Security & Production	518,000	234%	765,000	144%
Legal supplies	73,000	-4%	143,000	15%
Total gross profit	591,000	156%	908,000	107%

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	%	% change vs. 3 months ended June 30, 2005%		% change vs. 6 months ended June 30, 2005
Gross profit percentage:
Document Security	44%	6%	41%	-11%
Legal supplies	50%	-20%	45%	-10%
Total gross profit percentage	45%	-4%	42%	-12%

Document Security & Production

During the second quarter of 2006, gross profit in the Document Security category increased by 234% compared with the second quarter of 2005. The increase of $363,000 during the 2006 quarter included $238,000 in gross profit derived from P3. Absent the inclusion of P3’s results, gross profits increased by $125,000, or 81%, from $155,000 in 2005.

During the first six months of 2006, the gross profit increased by 144% as compared with the first six months of 2005. The increase of $451,000 in gross profit included $385,000 from P3 operations, acquired in February of 2006.

The gross profit percentage decrease during the first six months of 2006 reflects the impact of P3’s gross profit margin of approximately 35% which was consistent with its historical gross profit margin, but is less than the document security category’s historical profit margin. As mentioned above, the Company expects that its license revenue will increase as the result of recent license agreements. License revenue carries a high profit margin (approximately 90%) and therefore favorably impacts our gross profit margins. In addition, the Company expects to be able to increase profit margins at P3 with improvements in inventory management and pricing gained by larger order quantities which the Company expects to generate.

Legal Supplies

Legal supplies gross profit margins decreased in the second quarter and first six months of 2006 when compared with the same periods of 2005 due to the impact of a favorable one-time inventory adjustment made in the second quarter of 2005. However, the gross profit rate for the first six months of 45% is consistent with the historical gross profit rate of 2005 of 48%.

    Operating expenses

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	$	% change vs. 3 months ended June 30, 2005	$	% change vs. 6 months ended June 30, 2005
Selling, general and administrative
Compensation	490,000	117%	898,000	106%
Stock based compensation	253,000	2430%	280,000	1300%
Professional Fees	378,000	126%	737,000	95%
Sales and marketing	179,000	244%	261,000	34%
Depreciation and amortization	28,000	0%	57,000	24%
Other	118,000	10%	252,000	22%
Research and development	96,000	20%	169,000	5%
Amortization of intangibles	268,000	105%	488,000	261%

Total Operating Expenses	1,810,000	126%	3,142,000	99%

Selling, General and Administrative

Our selling, general and administrative costs increases reflect increases to the size of our organization that were initiated during the latter half of 2005 and continued during the first six months of 2006 to a level that we believe is necessary to execute our business plan. In particular, we expect that the recent increases in our sales and marketing staff will enable the Company to continue to substantially increase its revenue, especially as the Company develops it direct sales strategy.

Compensation costs increases in 2006 were primarily due to the addition of sales, service and finance personnel, as well as the addition of executive and administrative personnel at P3. Of the $264,000 and $463,000 increase in compensation expense during the second quarter and first six months of 2006, respectively, $128,000 and $197,000 of the increases were due to the inclusion of P3. We expect that our compensation costs will continue to increase during the remainder of 2006, albeit at a slower pace, as we continue to increase our sales, marketing and support staff.

Stock based compensation costs during the first six months of 2006 include approximately $223,000 of expense recognized for the issuance of warrants to International Barcode Corporation (d/b/a Barcode Technology) in consideration for a cross-marketing relationship that enables the Company to expedite its entry into the Chinese market for secure documents, and $42,000 associated with annual option grants to the non-executive members of our Board of Directors. The Company will continue to incur approximately $223,000 in expense per quarter for the next three quarters associated with the grant of these warrants based on the estimated value of the warrants on the grant date using the Black-Scholes option valuation model. These warrants have an exercise price of $10.00 and do not include a non-cash exercise provision. Therefore, the exercise of these warrants, if ever, could result in a significant source of funds for the Company.

Professional fees include legal, accounting, shareholder services, investor relations, and consulting costs. Consulting fees are primarily directed towards efforts to help the Company develop contacts and market opportunities with government and large multinational corporations. During the second quarter of 2006, we incurred approximately $100,000 in legal fees for general corporate governance matters and work on it two non-European Central Bank lawsuits (regarding Adlertech and F. Laloggia, respectively- See Part II -Legal Proceedings). These legal costs do not include legal costs associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. During the second quarter and first six months of 2006, the Company incurred $458,000 and $658,000, respectively, in legal costs associated with its patent and patent defense which were capitalized as patent assets.

Sales and marketing expenses increased in the second quarter of 2006 compared with the second quarter of 2005 primarily due to an increase in travel costs associated with an increase in the Company’s direct sales efforts. In addition, the Company incurred costs to expand its product and marketing literature and to host a technology event. We expect that sales and marketing expenses will continue to fluctuate as we incur costs incidental with our sales volume.

Other expenses are primarily rent and utilities, office supplies, IT support, and insurance costs. Increases in the first quarter of 2006 reflect higher rent and utility costs associated with the move of Legalstore.com into a new facility and the addition of P3, and increases in office expenses and general and insurance associated with the addition of P3 during the quarter.

            Research and Development

We continue to invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consist primarily of compensation costs for our four persons who spend all or at least half of their time on developing new technologies or developing new uses for our existing technology. In addition, we incur costs for the use of third party printers’ facilities to test our technologies on equipment that we do not have access to internally. We expect that our research and development costs will continue at current levels for the foreseeable future.

Amortization of intangibles

Commencing in the second quarter of 2005, we began to amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our suit against the European Central Bank for patent infringement. In addition, we amortize our acquired intangibles from business combinations. A significant portion of these assets were acquired by the issuance of equity in the company. Our amortizable asset base at June 30, 2006 was approximately $6.0 million and will generate approximately $900,000 in annual amortization expense for during the next 6 years. The Company reviews these assets for impairment. If an impairment, such as unfavorable ruling in the Company’s patent infringement lawsuits or the non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

In addition, the Company has $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined.

Net loss and loss per share

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	$	% change vs. 3 months ended June 30, 2005	$	% change vs. 6 months ended June 30, 2005
Net loss	(1,207,000)	118%	(2,201,000)	97%

Net loss per share, basic and diluted	(0.09)	106%	(0.17)	79%

Weighted average common shares outstanding, basic and diluted	12,850,491	6%	12,824,935	10%

           During the second quarter and first six months of 2006, the Company continued to experience net losses. While we have experienced growth in our sales and gross profits, these increases have not offset our increases in our operating expenses, especially significant increases in amortization expense, stock based compensation, and professional fees.

Our basic and diluted loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2006 compared to 2005. Our shares have increased as we have issued our common shares for an acquisition and to purchase patent assets.

Adjusted EBITDA

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	$	% change vs. 3 months ended June 30, 2005	$	% change vs. 6 months ended June 30, 2005

Net Loss	(1,207,000)	118%	(2,201,000)	97%
Add back:
Depreciation	63,000	24%	120,000	28%
Amortization of Intangibles	268,000	105%	488,000	261%
Stock based compensation	253,000	2430%	280,000	1300%
Interest Income	(17,000)	-29%	(44,000)	19%
Interest Expense	5,000	-29%	11,000	-21%
Income Taxes	-		-

Adjusted EBITDA	(635,000)	68%	(1,346,000)	51%

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. While net loss increased 118% and 97%, respectively, during the second quarter and six months ended June 30, 2006, adjusted EBITDA deficits increased only 68% and 51%, respectively, for the same periods. These results reflect that the increases in sales and gross profits have outpaced increases in the Company’s core operating expenses, (core operating expenses are compensation, professional fees, sales and marketing, other and research and development) which increased 100% and 68%, respectively, during the three and six months ended June 30, 2006 compared to 2005 levels,

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Six Months Ended
	June 30,		June 30,
	2006		2005
	(unaudited)		(unaudited)		%Change
Operating activities cash flows	$(1,517,000)		$(891,000)		-70%
Investing activities cash flows:	(1,449,000)		(189,488)		-665%
Financing activities cash flows	716,000		2,205,000		-68%
Working capital (a)	1,069,000		3,648,000		-71%
Current ratio (a)	1.57	x	5.32	x	-71%

During the first six months of 2006, we used cash for operations as a result of our operating loss less non-cash amortization and stock based compensation expenses. We anticipate that we will continue to use cash for operations until we increase our revenue by a significant amount. While we believe that we will be able to increase our revenue significantly during 2006, there is no guarantee that we will be able to do so. If we do not achieve the revenue levels necessary to sustain our current cost structure we expect to initiate cost reductions to align our costs with our revenue levels.

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

The above cash outflows were partially offset by cash received from our warrant holders who paid approximately $758,000 for the exercise of 180,353 warrants. The proceeds from these investors support our operations. Since entering the document security business, we have funded a significant portion of our cash needs by issuing our securities.

            At June 30, 2006, we had cash and cash equivalents of approximately $1,703,000 along with restricted cash of $240,000. Our restricted cash is held as collateral for our current and long-term debt obligation which was approximately $193,000. Our working capital as of June 30, 2006 was approximately $1,069,000 which was 71% lower than working capital at June 30, 2005. Our working capital position is adversely affected by approximately $485,000 in accounts payable that is related to legal costs associated with the countersuits by the European Central Bank in response to our lawsuit with the European Central Bank. The Company is in the process of determining if legal costs related to the countersuits should be covered under a previously arranged litigation cap that the Company had with its lead counsel for its Euro infringement lawsuit. (See Item 1- Financial Statements -Note 8). However, irregardless of the aforementioned $485,000, our working capital position is expected to deteriorate as long as we continue to lose money from operations. In order to support our existing and proposed operations, we will need additional financing. We currently have outstanding warrants to purchase our common stock with exercise prices below the current market price as of August 1, 2006 that can generate approximately $446,000 in cash financing for the Company, there is no assurance that all or any of the warrants will be exercised. If the warrants are not exercised, we will be required to raise additional funds by borrowing or selling stock to meet our cash needs, and there is no guarantee that we will be able to raise such additional funds.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in certificates of deposits with maturities of 90 days or less. Changes in interest rates affect the investment income we earn and therefore impact our cash flows and results of operations.

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars. For the six months ended June 30, 2006, all of our billings, were denominated in our functional currency, which is the U.S. dollar.

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

During the quarter ended June 30, 2006, the Company initiated the implementation of an ERP (Enterprise Reporting Program) system to streamline its accounting and sales reporting capabilities and to incorporate the daily activities of its newly acquired P3 division. The program went live on July 1, 2006 and management expects the system will materially affect the Corporation’s internal controls over financial reporting, especially in regards to controls related to its newly acquired P3 division. Specifically, the new system will eliminate redundant controls due to the consolidation of subsidiary ledgers and the cash disbursements and cash receipts processes. There were no other changes in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no significant developments during the first six months of 2006 in connection with our litigation against Adler Technologies and Andrew McTagger. This litigation is described in our Form 10-KSB Annual Report for the year ended December 31, 2005.

On June 29, 2006, Document Security Systems, Inc. the Supreme Court of the State of New York (the “Court”) ruled in favor of DSS’s motion for summary judgment in the case of “Frank LaLoggia v. Document Security Systems, Inc”. In its ruling, the Court dismissed all of Mr. LaLoggia’s claims against DSS. DSS will continue to pursue its counterclaim against Mr. LaLoggia. This litigation is described in our Form 10-KSB Annual Report for the year ended December 31, 2005.

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

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $12,395,000 at December 31, 2005, which has increased to approximately $14,597,000 at June 30, 2006. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer and Chief Financial Officer; Peter Ettinger, our President; Thomas Wicker, our Vice-President of Research and Development; and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. We have also extended our employment agreements with Thomas Wicker and David Wicker to June 2007. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

We must expand the size of our marketing activities and sales force to increase revenues. We continue to evaluate various methods of expanding our marketing activities, including the use of outside marketing consultants and representatives and expanding our in-house marketing capabilities. Going forward, we anticipate an increasing percentage of our revenues to come from the licensing of our newer technologies, where profit margins are significantly higher than those provided by Security Paper. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenues and grow could be compromised. The challenge of attracting, training and retaining qualified candidates may make it difficult to meet our sales growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from expanding our sales force or we may be unable to manage a larger sales force.

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

As of August 1, 2006, there are 186,103,515 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants may depress our stock price.

As of June 30, 2006, there were outstanding stock options and warrants to purchase an aggregate of 904,496 shares of our Common Stock at exercise prices ranging from $2.00 to $12.65 per share, most of which are immediately exercisable. To the extent that these securities are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

            We did not purchase any shares of our common stock during the six months ended June 30, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

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

DOCUMENT SECURITY SYSTEMS, INC.

August 14, 2006	By:	/s/ Patrick White

Patrick White President, Chief Executive Officer and Acting Chief Financial Officer

August 14, 2006	By:	/s/ Philip Jones

Philip Jones Controller/Principal Accounting Officer