Form 10-Q
period 2006-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2006-11-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
 COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

1-32146
Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State of incorporation)	(IRS Employer Identification Number)

28 Main Street East, Suite 1525
Rochester, NY 14614
(Address of principal executive office)

(585) 325-3610
(Registrant's telephone number)

Indicate by check mark whether the registrant:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

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

Yes ☐  No ☒

Applicable only to corporate issuers

As of November 10, 2006 (the most recent practicable date), there were 12,926,989 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

i

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,520,360	$3,953,482
Accounts receivable, net of allowance
of $25,000 ($13,000 -2005)	719,941	164,726
Inventory	249,438	148,804
Prepaid expenses and other current assets	124,974	225,114

Total current assets	2,614,713	4,492,126

Restricted cash	—	240,000
Fixed assets, net	623,700	451,195
Other assets	159,862	229,050
Goodwill	1,396,734	711,785
Other intangible assets, net	4,994,754	4,208,962

Total Assets	$9,789,763	$10,333,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,298,827	$547,512
Accrued expenses & other current liabilities	229,692	212,559
Deferred revenue	595,783	—
Current portion of capital lease obligations	34,817	33,374
Current portion of long-term debt	—	50,891

Total current liabilities	2,159,119	844,336

Long-term debt	—	167,309
Long-term capital lease obligations	58,784	84,931

Commitments and contingencies (See Note 8)

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized,
12,926,989 shares issued and outstanding (12,698,872 in 2005)	258,540	253,977
Additional paid-in capital	23,114,276	21,377,996
Accumulated deficit	(15,800,956)	(12,395,431)

Total stockholders' equity	7,571,860	9,236,542

Total Liabilities and Stockholders' Equity	$9,789,763	$10,333,118

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenue, net
Security products & printing	$849,264	$222,158	$2,608,619	$864,352
Royalties	246,528	28,251	343,223	51,600
Legal products	167,518	122,714	483,983	381,445
Total Revenue	1,263,310	373,123	3,435,825	1,297,397

Costs of revenue
Security products & printing	581,370	123,936	1,665,325	475,285
Legal products	86,355	62,713	267,240	196,960
Total costs of revenue	667,725	186,649	1,932,565	672,245

Gross profit	595,585	186,474	1,503,260	625,152

Operating expenses:
Selling, general and administrative expenses	1,435,016	674,018	3,919,925	1,956,675
Research and development	93,693	79,165	262,577	239,750
Amortization of intangibles	275,714	135,000	763,989	270,000

Operating expenses	1,804,423	888,183	4,946,491	2,466,425

Operating loss	(1,208,838)	(701,709)	(3,443,231)	(1,841,273)

Other income (expense):
Interest income	7,200	29,797	51,338	67,222
Interest expense	(2,788)	(6,494)	(13,632)	(20,543)

Loss before income taxes	(1,204,426)	(678,406)	(3,405,525)	(1,794,594)

Income taxes	—	—	—	—

Net loss	$(1,204,426)	$(678,406)	$(3,405,525)	$(1,794,594)

Net loss per share, basic and diluted	$(0.09)	$(0.06)	$(0.26)	$(0.15)

Weighted average common shares outstanding, basic and diluted	12,920,315	12,285,029	12,868,887	11,856,511

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,405,525)	$(1,794,594)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	927,635	404,960
Stock based compensation	591,684	29,521
(Increase) decrease in assets:
Accounts receivable	(389,229)	235,226
Inventory	(30,487)	(77,176)
Prepaid expenses and other assets	(20,541)	(73,238)
Increase in liabilities:
Accounts payable and accrued expenses	234,719	58,179
Deferred revenue	595,783	—

Net cash used by operating activities	(1,495,961)	(1,217,122)

Cash flows from investing activities:
Purchase of fixed assets	(78,204)	(83,941)
Acquisition	(1,301,670)	—
Purchase of other intangible assets	(453,542)	(185,283)

Net cash used by investing activities	(1,833,416)	(269,224)

Cash flows from financing activities:
Repayment of long-term debt	(218,200)	(35,663)
Decrease in restricted cash	240,000	51,000
Repayment of capital lease obligations	(24,704)	(22,714)
Issuance of common stock, net	899,159	2,555,664

Net cash provided by financing activities	896,255	2,548,287

Net increase (decrease) in cash and cash equivalents	(2,433,122)	1,061,941
Cash and cash equivalents beginning of period	3,953,482	2,657,865

Cash and cash equivalents end of period	$1,520,360	$3,719,806

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results expected for the year ended December 31, 2006.

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

Revenue Recognition

Sales of custom document security products amd printing, retail printing and legal products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which we have determined is the contractual life of the customer's subscription agreement. We recognize software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as deferred revenue.

We recognize revenue from technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

2. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)

Finished Goods	$178,745	$148,804
Materials	70,693	-

	$249,438	$148,804

3.     Goodwill and Other Intangible Assets

Other Intangible Assets -

Other intangible assets are comprised of the following:

		September 30,	December 31,
	Useful Life	2006	2005
Royalty rights	5 years	$90,000	$90,000
Other Intangibles	5 years	666,300	41,000
Patent and contractual rights	Varied (1)	5,556,052	4,634,071
		6,312,352	4,765,071
Less accumulated amortization		1,317,598	556,109

Net carrying value		$4,994,754	$4,208,962

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of September 30, 2006 the weighted average expected useful life of these assets was 6.7 years.

Goodwill - In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. During the first quarter of 2006, the Company recorded a preliminary estimate of goodwill of $942,000 associated with its acquisition of the assets of Plastic Printing Professionals. During the second quarter of 2006, the Company revised its estimate of goodwill associated with this acquisition to $685,000. As of September 30, 2006, the Company’s goodwill of $1,397,000 consists of $81,000 attributable to the legal segment and $1,316,000 attributable to the document security and production segment. The Company plans to conduct annual impairment tests in the fourth quarter of each year, unless impairment indicators exist at an earlier date.

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

Accounts receivable	$166,000
Inventory & pre-paid assets	83,000
Fixed assets	258,000
Identified intangible assets	625,000
Goodwill	685,000
Total Assets	$1,817,000
Liabilities Assumed	$(265,000)
Total Purchase Price	$1,552,000

Set forth below is the unaudited pro forma revenue, operating loss, net loss and loss per share of the Company as if P3 had been acquired by the Company as of January 1, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$1,263,310	$994,185	$3,685,931	$3,237,348
Operating Loss	(1,208,838)	(687,444)	(3,448,001)	(1,796,714)
Net Loss	(1,204,426)	(664,141)	(3,409,849)	(1,750,035)
Basic and diluted loss per share	(0.09)	(0.05)	(0.26)	(0.15)

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

The Company has adopted the 2004 Employees' Stock Option Plan (the "2004 Plan") to provide for the grant of options, restricted stock and other forms of equity to employees, including executive officers, and consultants. A total of 1,200,000 shares of Common Stock are authorized to be issued under the 2004 Plan. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Internal Revenue Code, or options which do not so qualify ("Non-ISOs"). The 2004 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Compensation Committee has full authority to interpret the 2004 Plan and to establish and amend rules and regulations relating thereto.

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

The compensation cost that has been charged against income for options granted under the plans was approximately $21,000 and $63,000 for the three-month and nine-month periods, respectively, ended September 30, 2006. The impact of these expenses to basic and diluted earnings per share was less than $0.01 during those periods. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as non-ISO’s a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s Common Stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the periods ended September 30, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued and exercised as ISO’s.

In December 2005, the Company approved an acceleration of all unvested options at that time. Pursuant to this, the Company recorded stock based compensation expense based on the intrinsic value of in-the-money options and our estimate of the benefit of the modification to the Company's employees and officers. As of that date, our estimate of the benefit was $78,000, which was recorded as stock based compensation expense. As of September 30, 2006, there remained an additional $252,000 of potential expense that would be recorded if actual forfeiture results differ from management's estimates.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	Nine Months Ended September 30,
	2006	2005
Volatility	42.6%	55%
Expected option term	3 years	4 years
Risk-free interest rate	4.4%	4.1%
Expected dividend yield	0%	0%

A summary of the status of the options granted under the 2004 Plan and the Director Plan, respectively, is presented below:

	2004 Employee Plan			Non-Executive Director Plan

	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(years)			(years)
Outstanding at December 31, 2005	277,000	8.05		36,250	5.47
Granted	—			20,000	12.65
Exercised	—			—	-
Canceled	50,000	10.19		—	-
Outstanding at September 30, 2006:	227,000	7.58		56,250	8.02
Exercisable at September 30, 2006:	217,000	7.67		36,250	5.47

Aggregate Intrinsic Value of outstanding options at September 30, 2006	$519,830		3.8	$159,500		3.3
Aggregate Intrinsic Value of exercisable options at September 30, 2006	$477,400		3.9	$159,500		2.8

The weighted-average grant date fair value of options granted during the six-month period ended September 30, 2006 was $4.24 ($2.99 during the nine-month period ended September 30, 2005). There were no options exercised during the nine-month periods ended September 30, 2006 or 2005, respectively.

The following table summarizes the status of the Company’s non-vested options under the its stock option plans:

	Number of Non-vested	Weighted- Average
	Shares	Grant Date
	Subject to Options	Fair Value
Non-vested as of December 31, 2005	10,000	$3.68
Non-vested granted- nine month period ended September 30, 2006	20,000	$4.24
Vested - nine month period ended September 30, 2006	—	$—
Forfeited - nine month period ended September 30, 2006	—	$—

Non-vested as of September 30, 2006	30,000	$4.05

As of September 30, 2006, there was approximately $25,000 of total unrecognized compensation cost related to non-vested options granted under the Non-Executive Director plan. That cost will be recognized over a weighted average period of one year. The total fair value of shares that vested during the nine-month period ended September 30, 2006 was $0 ($450,000 during the nine-month period ended September 30, 2005).

Pro-Forma Stock Compensation Expense:

For the quarterly and nine-month periods ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarterly and nine-month periods ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	September 30, 2005
	Three months		Nine months
	ended		ended
	$ Amount	$ Per share	$ Amount	$ Per share
Net loss, as reported	$(678,406)	$(0.06)	$(1,794,594)	$(0.15)
Fair value method compensation expense, net of tax	(224,473)	(0.02)	(449,693)	(0.04)
Net loss, pro-forma	$(902,879)	$(0.08)	$(2,244,287)	$(0.19)

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

On June 26, 2006, the Company granted 65,000 in restricted stock to recently hired employees, including 50,000 to its new President. The restricted shares vest over 3 years beginning on the grant date. The company will recognize compensation costs associated with these restricted shares of approximately $700,000 over the vesting periods of which $58,000 was recognized during the third quarter of 2006.

The following is a summary with respect to restricted stock outstanding at September 30, 2006:

		Weighted- average
		grant-date
	Shares	fair value per share

Restricted shares outstanding, December 31, 2005	—	$—
Restricted shares granted	65,000	10.77
Restricted shares vested	—	—
Restricted shares forfeited	—	—
Restricted shares outstanding, September 30, 2006	65,000	$10.77

6.     Stockholders Equity

Stock Issued for Acquisition -In February 2006, the Company issued 18,704 of its Common Stock plus additional costs related to the acquisition of substantially all of the assets of Plastic Printing Professionals (See Note 4). The value of the shares of Common Stock was determined based upon the average closing price of the shares of the Company’s Common Stock on the American Stock Exchange on for 10 trading days immediately prior to February 7, 2006 of $13.36 per share.

Stock Warrants -During the first nine months of 2006, the Company received approximately $900,000 in proceeds from the exercise of warrants.

On June 16, 2006, the Company issued to International Barcode Corporation (d/b/a Barcode Technology)(“BTI”), a warrant to purchase 500,000 shares of the Company's common stock, $0.02 par value per share, at a price of $10.00 per share vesting over approximately one year and with an expiration date of June 16, 2007. The fair value of the warrants amounted to $890,000 utilizing Black Scholes pricing model. This value is being recognized as the warrants vests. During the three months and nine months ended September 30, 2006, the Company has recognized approximately $223,000 and $445,000, respectively, of expense related to these warrants. The warrants were issued in conjunction with an agreement that provides BTI with the exclusive right to market, sell and manufacture DSS technologies, products and processes for all security-related applications for government and commercial use in China.

The following is a summary with respect to warrants outstanding at September 30, 2006:

	2006
		Weighted
		Average
		Exercise
	Warrants	Price

Warrants outstanding at January 1, 2006	296,783	$4.12

Granted	500,000	$10.00
Exercised	204,597	$4.49
Lapsed	—	$—

Warrants outstanding at September 30, 2006	592,186	$8.96

		10.6

The following table summarizes the warrants outstanding and exercisable as of September 30, 2006:

	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00-$4.99	59,375	1.5	$2.38	59,375	1.5	$2.38
$5.00-$7.75	32,811	2.2	$5.00	32,811	2.2	$5.00
$7.76-$10.00	500,000	0.7	$10.00	250,000	0.7	$10.00
	592,186			342,186

7.     Loss per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares, outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  As of September 30, 2006, there were 875,436 (580,969 as of September 30, 2005) stock options and warrants outstanding with exercise prices below the average share price for the period that would have been included in the calculation of diluted earnings per share had the Company generated net income.

8.     Commitments and Contingencies

On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent.  Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. The main basis of the ECB’s claim is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution, which in Europe is a ground of invalidity. On October 27, 2006 both parties exchanged Expert Reports in the United Kingdom proceedings which is expected to go to trial in January 2007.

In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank (“ECB”) which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable. As described above, in March 2006, the Company was countersued by the ECB in several European national courts seeking revocation of the Company’s patents. Through September 30, 2006, the Company has been billed approximately $500,000 for legal costs associated with these aforementioned countersuits. It was the Company’s belief that the costs of defending these countersuits would be fully covered under the litigation cap it had previously negotiated with its legal counsel, However, given the potentially significant costs associated with these countersuits, the Company determined that additional reimbursements to its legal counsel was warranted. As such, on November 14, 2006 the Company entered into an agreement with its legal counsel in which the Company will issue approximately 47,000 shares of its common stock for payment of the approximately $500,000 of bills currently residing in accounts payable relating to the ECB countersuits. In addition, the Company will have the right to pay all future legal fees incurred by its lead legal counsel related to the countersuits with shares of its common stock. In addition to these payments, the Company will be responsible for certain third party fees and expenses associated with the countersuits. Depending of the duration of these cases and any appeals, these third party costs may be significant and could be material to the Company’s financial condition.

In addition, if the ECB is successful in its claims of invalidity against the Company’s patent, it may materially affect the Company’s financial condition, including the potential requirement to pay all of the ECB’s legal fees associated with the suit, and the Company’s ability to market certain of its technology.

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

9. Supplemental Cash Flow Information

During the nine months ended September 30, 2006, the Company issued 18,704 shares of Common Stock valued at $250,000 in conjunction with the acquisition of the assets of P3 (See Note 4).

10.     Subsequent Event

On November 14, 2006, the Company entered into an agreement with its legal counsel regarding the European Central Bank countersuit in which the Company will issue approximately 47,000 shares of its common stock for payment of approximately $500,000 of legal bills currently residing in accounts payable. In addition, per the agreement, the Company has the right to pay all future legal fees incurred by its lead legal counsel related to countersuits initiated by the European Central Bank with shares of its common stock. Under the agreement, the Company will be responsible for third party fees associated with the countersuit litigation. (See Note 8)

11.     Segment Information

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

            Approximate information concerning the operations by reportable segment for the three and nine months ended September 30, 2006 and 2005 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Document
	Legal	Security &
3 months ended September 30, 2006:	Supplies	Production	Corporate	Total
Revenues from external customers	$168,000	$1,095,000	$-	1,263,000
Depreciation and amortization	3,000	301,000	16,000	320,000
Segment profit or (loss)	13,000	(789,000)	(428,000)	(1,204,000)

3 months ended September 30, 2005:
Revenues from external customers	$122,000	$251,000	$-	373,000
Depreciation and amortization	1,000	157,000	22,000	180,000
Segment profit or (loss)	12,000	(394,000)	(296,000)	(678,000)

		Document
	Legal	Security &
9 months ended September 30, 2006:	Supplies	Production	Corporate	Total
Revenues from external customers	$484,000	$2,952,000	$-	3,436,000
Depreciation and amortization	9,000	847,000	72,000	928,000
Segment profit or (loss)	(18,000)	(1,933,000)	(1,455,000)	(3,406,000)

9 months ended September 30, 2005:
Revenues from external customers	$381,000	$916,000	$-	1,297,000
Depreciation and amortization	4,000	335,000	66,000	405,000
Segment profit or (loss)	50,000	(789,000)	(1,056,000)	(1,795,000)

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

Technology Licensing: We license our anti-counterfeiting technology and trade secrets through licensing arrangements with security printers. We seek licensees that have a broad customer base that can benefit from our technologies. Licensees generally pay on a usage basis royalties to us based on the revenue of each job in which our technologies are used.

In addition, we believe that some of our technologies are being used on an un-authorized basis. By aggressively defending our intellectual property rights, we believe that we will be able to secure a potentially significant amount of additional and ongoing revenue by securing licensing agreements with those persons, companies or governments that we believe are infringing our patents. We also anticipate that we may be required to pursue litigation in some cases and that we will need to spend a significant amount of money and time on these matters.

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

During 2006, we expanded our marketing efforts to the end-user of custom secure documents. Whereas in the past, we typically sought to license our technology to the printer of the end-user, we have determined that significant advantages exist in the market if we are able to own the end-user relationship from the design phase through the production phase. Therefore, we have shifted our focus to utilize more of our internal printing capabilities towards the custom security document market.

In March 2006, we entered into a license with a major international bank to provide a technology for the Internet delivery of secure, verifiable documents that can be transmitted and printed over the Internet using a customized web-hosting site for the securitization process. This is the first application of a covert method we developed for producing secure documents, such as financial instruments, at multiple locations. The three-year agreement includes implementation and initial set-up fees for the bank's website, as well as annual licensing and maintenance fees and was put into service in August of 2006.

Currently, we primarily outsource the production of our custom security print orders to strategic printing vendors. The acquisition of P3 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions or strategic alliances in order to service our custom security printing business.

Legal Supplies: We also own and operate Legalstore.com, an Internet company which sells legal supplies and, documents, including security paper and products for the users of legal documents and supplies, including the legal, medical and educational fields . While not a component of our core business strategy, we seek to maximize the revenue and profitability of this operation..

Results of Operations for the Three and Nine Months Ended September 30, 2006

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

Summary

	Three Months Ended September 30,2006		Nine Months Ended September 30,2006
	$	% change vs. 3 months ended September 30, 2005	$	% change vs. 9 months ended September 30, 2005
Revenue, net	1,264,000	239%	3,436,000	165%

Costs of revenue	668,000	257%	1,933,000	188%

Gross profit	596,000	220%	1,503,000	140%

Total Operating Expenses	1,804,000	103%	4,946,000	101%

Operating loss	(1,208,000)	72%	(3,443,000)	87%

Other income (expense):
Interest income	7,000	-77%	51,000	-24%
Interest expense	(3,000)	-50%	(14,000)	-33%

Loss before income taxes	(1,204,000)	78%	(3,406,000)	90%

Income taxes	0	-	0	-
Net loss	(1,204,000)	78%	(3,406,000)	90%

Revenue

For the three and nine month periods ended September 30, 2006, total revenue increased 239% and 165% from the same periods ended September 30, 2005, respectively. The increases in total revenue resulted primarily from increases in royalty revenue from the licensing of the Company’s patented technology, and from increases in sales of security products and documents from the Company’s acquisition during the first quarter of 2006 of Plastic Printing Professionals, a manufacturer of secure plastic cards and documents.

In addition, not reflected in the results above are deferred revenues of approximately $596,000 which represent payments the Company has received for technology licenses and certain of its on-demand products for which revenue recognition is deferred over the terms of the license or service. During the third quarter of 2006, the Company received $500,000 from one major technology licensee as described below.

During the three and nine month periods ended September 30, 2006, the Company continued its efforts to increase the market for its technologies and products by developing sales and marketing channels by a combination of expanding its internal sales and marketing resources and widening its list of partners and distributors. The following chart summarizes significant new contracts and business development agreements entered into by the Company during 2006 that are expected to drive revenue growth for the remainder of 2006 and 2007:

•
Renewed and extended the historical licensing agreement with R.R. Donnelley & Sons Company, the largest printer in North America. A three-year contract, the renewed agreement includes royalties on the usage of DSS's SecureScan(tm) technology and began producing significant revenue for the Company during the third quarter of 2006.

•
Signed a letter of agreement with The Ergonomic Group (EGI) for the exclusive, limited right to use and market DSS's extensive portfolio of security technologies in the high technology, aerospace, financial and healthcare industries. The agreement guarantees that the Company will receive a minimum of $1,000,000 of which $500,000 was received in the third quarter of 2006 and $500,000 is due in the fourth quarter of 2006. Ergonomics Group is a shareholder of the Company with holdings of less than 5% of the outstanding shares of the Company.

•
Agreed to provide TransTech Systems, Inc. the exclusive distributions rights of DSS technology when used for large format event identification badges and cards. TransTech is a leading distributor in the ID badge and access control markets and services a network of over 700 security products dealers throughout the United States.

•
Signed a licensing contract with Nampak Flexible, a division of Nampak Limited ("Nampak") who is a leading flexible packaging manufacturer in South Africa. The agreement is Company's first licensing agreement with a packaging business and is a royalty-based contract for one-year with automatic annual renewals for an additional four years.

•
Signed an exclusive marketing agreement with Assa Abloy HID Global ("HID") to market DSS’s select technologies to enhance the security of HID's contactless smartcards and proximity cards. Assa Abloy HID, is owned by parent ASSA ABLOY (ASZAF.PK) which is headquartered in Stockholm, Sweden. ASSA ABLOY is the world's leading manufacturer and supplier of locking and security access solutions.

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

	Three Months Ended September 30,2006		Nine Months Ended September 30,2006
	$	% change vs. 3 months ended September 30, 2005	$	% change vs. 9 months ended September 30, 2005
Revenue, net
Security Products & Printing	$849,000	282%	$2,609,000	202%
Royalties	247,000	782%	343,000	560%
Legal products	168,000	37%	484,000	27%
Total Revenue	1,264,000	239%	3,436,000	165%

Security Products & Printing

For the three and nine month periods ended September 30, 2006, Document Security and Production sales increased 282% and 200%, respectively compared with the same periods of 2005. The increases in revenues in the category of $627,000 and $1,724,000, respectively for the 2006 periods were primarily due to the inclusion of $593,000 and $1,665,000, respectively, of sales from the Company’s P3 division (“P3”), which was acquired on February 7, 2006.

Royalties

During the third quarter of 2006 and for the nine-months ended September 30, 2006, the substantial increase in the Company’s royalty revenue was primarily a result of its recent license agreements with RR Donnelly and The Ergonomics Group. In addition, the Company received approximately $585,000 in license royalty pre-payments during the third quarter for which revenue recognition is deferred over the terms of the license or service.

Legal Products

            Revenue from our legal supplies business, Legalstore.com, grew 38% and 27% during the third quarter and first nine months of 2006, respectively, compared with those periods of 2005. While we view our legal supplies business segment as a non-core part of our company, we have experienced steady growth in its operations as it continues to expand its product catalog and customer reach through various keyword advertising campaigns and trade shows..

Cost of Sales and Gross Profit

	Three Months Ended September 30,2006		Nine Months Ended September 30,2006
		% change vs. 3 months ended September 30, 2005		% change vs. 9 months ended September 30, 2005

Costs of revenue
Security Products & Printing	$582,000	349%	$1,667,000	251%
Legal products	86,000	50%	266,000	35%
Total cost of sales	668,000	257%	1,933,000	188%

Gross profit
Security Products & Printing	267,000	189%	942,000	142%
Royalties	247,000	782%	343,000	560%
Legal products	82,000	25%	218,000	18%
Total gross profit	596,000	220%	1,503,000	140%

	Three Months Ended September 30,2006		Nine Months Ended September 30,2006
		% change vs. 3 months ended September 30, 2005		% change vs. 9 months ended September 30, 2005
Gross profit percentage:	47%	-5%	44%	-9%

Gross Profit

During the third quarter of 2006, gross profit increased 220% to $596,000 which was primarily the result of increases in both document security & production profits and royalties profits. The increase in the document security and production category during the 2006 quarter included $246,000 in gross profit derived from the Company’s P3 division which was acquired in 2006.

During the first nine months of 2006, the gross profit increased by 140% as compared with the first nine months of 2005. The increase of $878,000 in gross profit included $631,000 from P3.

The gross profit percentage decrease during the first nine months of 2006 reflects the impact of P3’s gross profit margin of approximately 37% which was consistent with its historical gross profit margin, but is less than the document security category’s historical profit margin. However, the gross profit of 47% realized by the Company during the third quarter of 2006 reflects a 12% increase over the year to date through June 30, 2006 gross profit margin of 42% which reflects the positive effect of the increase in license royalty revenue earned during the third quarter.

    Operating expenses

	Three Months Ended September 30,2006		Nine Months Ended September 30,2006
	$	% change vs. 3 months ended September 30, 2005	$	% change vs. 9 months ended September 30, 2005

Selling, general and administrative
Compensation	$541,000	105%	$1,434,000	105%
Stock based payments	311,000	3010%	592,000	1873%
Professional Fees	212,000	36%	945,000	77%
Sales and marketing	128,000	2%	399,000	19%
Depreciation and amortization	18,000	-18%	74,000	16%
Other	224,000	131%	475,000	60%
Research and development	94,000	19%	263,000	10%
Amortization of intangibles	276,000	104%	764,000	183%

Total Operating Expenses	1,804,000	103%	4,946,000	101%

Selling, General and Administrative

The Company’s selling, general and administrative costs increases generally reflect increases to the size of our organization as the result of the Company’s acquisition of P3 and increases in executive management, sales and operations personnel integral to the company’s sales growth strategy.

SG&A Compensation costs increases for non-production personnel that the Company has experienced in 2006 to date are primarily due to the addition of executive management, sales, and operations personnel, as well as the addition of executive and administrative personnel at P3. Of the $277,000 and $752,000 increase in compensation expense during the third quarter and first nine months of 2006, respectively, $147,000 and $344,000 stem from P3 which was acquired in February of 2006. The Company believes that it has obtained appropriate levels of staffing for its near term forecasted business levels and that future staffing additions will be concentrated on sales, marketing and operations to coincide with expected revenue growth.

Stock based payments during the first nine months of 2006 include approximately $445,000 of expense recognized for the issuance of warrants to International Barcode Corporation (d/b/a Barcode Technology) (“BTI”) in consideration for a cross-marketing relationship that enables the Company to expedite its entry into the Chinese market for secure documents, and $63,000 associated with annual option grants to the non-executive members of our Board of Directors. The Company will continue to incur approximately $223,000 in expense per quarter for the next two quarters associated with the grant of the BTI warrants based on the estimated value of the warrants on the grant date using the Black-Scholes option valuation model. These warrants have an exercise price of $10.00 and do not include a non-cash exercise provision. Therefore, the exercise of these warrants, if ever, would result in the receipt of $5,000,000 by the Company.

Professional fees include legal, accounting, shareholder services, investor relations, and consulting costs. Consulting fees ($74,000 and $215,000 for three and nine month periods ended September 30, 2006, respectively), are primarily directed towards efforts to help the Company develop market opportunities with government and large multinational corporations, and intellectual property management, legal fees ($53,000 and $266,000 for three and nine month periods ended September 30, 2006, respectively) and accounting fees ($23,000 and $138,000 for three and nine month periods ended September 30, 2006, respectively) are generally associated with the Company’s corporate governance and reporting compliance requirements. In addition, legal fees include costs associated with certain legal matters regarding Adlertech and F. Laloggia, respectively- (See Part II -Legal Proceedings). These legal costs do not include costs associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. (See Part I -Financial Information -Note 8)

Sales and marketing expenses increases in 2006 have been the result of investments in resources to expand its sales and marketing efforts in order to increase customer awareness and understanding of the Company technologies and solutions. The Company expects to continue to increase its sales and marketing efforts in correlation with expected revenue growth.

Other expenses are primarily rent and utilities, office supplies, IT support, and insurance costs. Increases in 2006 reflect costs associated with a larger organization including higher rent and utility costs associated with the addition of P3.

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

Amortization of intangibles

Commencing in the second quarter of 2005, we began to amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our suit against the European Central Bank for patent infringement. In addition, we amortize our acquired intangibles from business combinations. A significant portion of these assets were acquired by the issuance of equity in the company. Our amortizable asset base at September 30, 2006 was approximately $6.5 million and will generate approximately $900,000 in annual amortization expense during the next 6 years. The Company reviews these assets for impairment annually. If an impairment, such as unfavorable ruling in the Company’s patent infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

In addition, the Company has $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined.

Net loss and loss per share

	Three Months Ended September 30,2006		Nine Months Ended September 30,2006
	$	% change vs. 3 months ended September 30, 2005	$	% change vs. 9 months ended September 30, 2005

Net loss	(1,204,000)	78%	(3,406,000)	90%

Net loss per share, basic and diluted	(0.09)	69%	(0.26)	75%

Weighted average common shares outstanding, basic and diluted	12,920,315	5%	12,868,887	9%

During the third quarter and first nine months of 2006, the Company continued to experience net losses. While we have experienced growth in our sales and gross profits, these increases have not offset our increases in our operating expenses, especially significant increases in amortization expense, stock based compensation, compensation and professional fees.

Our basic and diluted loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2006 compared to 2005. Our shares have increased as we have issued our common shares for warrants exercised, for an acquisition and for the purchase of patent assets.

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

Adjusted EBITDA

	Three Months Ended September 30,2006		Nine Months Ended September 30,2006
	$	% change vs. 3 months ended September 30, 2005	$	% change vs. 9 months ended September 30, 2005

Net Loss	$(1,204,000)	78%	$(3,405,000)	90%
Add back:
Depreciation	45,000	0%	163,000	21%
Amortization of Intangibles	276,000	104%	764,000	183%
Stock based payments	311,000	3010%	592,000	1873%
Interest Income	(7,000)	-77%	(51,000)	-24%
Interest Expense	3,000	-50%	14,000	-33%
Income Taxes	—		—

Adjusted EBITDA	(576,000)	13%	(1,923,000)	37%

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. While net loss increased 78% and 90%, respectively, during the third quarter and nine months ended September 30, 2006, Adjusted EBITDA deficits increased only 13% and 37%, respectively, for the same periods. These results reflect that the increases in sales and gross profits have outpaced increases in the Company’s core operating expenses, (core operating expenses are compensation, professional fees, sales and marketing, other and research and development costs) which increased 65% and 68%, respectively, during the three and nine months ended September 30, 2006 compared to 2005 levels.

LIQUIDITY AND CAPITAL RESOURCES

  The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Nine Months Ended
	September 30,		September 30,
	2006		2005		%
	(unaudited)		(unaudited)		Change
Cash flows from:

Operating activities	$(1,496,000)		$(1,217,000)		-23%
Investing activities	(1,833,000)		(269,000)		-581%
Financing activities	896,000		2,548,000		-65%
Working capital (a)	456,000		3,648,000		-88%
Current ratio (a)	1.21	x	5.32	x	-77%

During the third quarter of 2006, the Company’s significantly reduced its use of cash for operations to a breakeven level. The significant improvement reflects the favorable impact of a $500,000 licensing revenue prepayment received during the quarter and also reflects increases in revenue and gross profits that have outpaced core operating expenses as described above. The Company expects that due to recent license agreements and the expected continued revenue growth that the Company will continue to experience improvement in it operating cash flows during the remainder of 2006 and into 2007.

During 2006, the Company has used significant amount of its cash for the acquisition of P3, a producer of plastic printed cards in San Francisco, California and to invest in its patent portfolio, including the payment of legal costs associated with patent applications and the defense of our patents, which includes payments to cover third party experts fees and other fees associated with the Company’s case with the European Central Bank.

During its early stages of development, the Company has benefited by its ability to use its common stock to pay for investments in patents and contractual rights which we may not have otherwise been able to obtain had we been required to pay in cash. The use of equity for investments allowed us to retain cash needed for operations during the early stages of our business without sacrificing the investments needed to secure our competitiveness in the future. As the Company grows and emerges from the early stages of its development and achieves consistent cash flows from operations, it expects it will be able to finance a larger portion of its investments with its own cash resources.

During 2006 and 2005, the Company has partially offset its uses of cash for operations and investments with cash received from our warrant holders who paid approximately $900,000 $2,566,000, respectively, from the exercise of warrants. During the third quarter of 2006, the Company paid off a term loan of $189,000 that released $240,000 of cash that was restricted as collateral for the loan. As of September 30, 2006, the Company has approximately 342,000 warrants outstanding and exercisable that, if exercised, would produce approximately $2.8 million in cash proceeds to the Company and which would significantly improve the Company’s cash position.

At September 30, 2006, the Company had cash and cash equivalents of approximately $1,520,000. The Company’s working capital as was approximately $456,000 which was 88% lower than working capital at September 30, 2005. The Company’s working capital position is adversely affected by approximately $525,000 in accounts payable that is related to legal costs associated with the countersuits by the European Central Bank in response to our lawsuit with the European Central Bank. In November, 2006, the Company agreed to issue shares of its common stock to pay for the $525,000. As a result, the Company’s working capital position after taking into account this transaction would have been approximately $1,000,000 as of September 30, 2006. (See Item 1- Financial Statements -Note 8).

The Company’s liquidity could be affected if the Company is not successful in its infringement lawsuit against the European Central Bank, or the countersuit for validity made by the European Central Bank against the Company. As discussed above (Item 1- Financial Statements -Note 8) due to the potential require that the Company pay a significant portion of the ECB’s legal costs upon a negative ruling. The Company estimates that these costs could be substantial and the payment of these amounts could adversely affect the Company’s financial position and would likely require the Company to raise additional funds, which may not be on terms favorable to the Company.

Furthermore, in order to support our existing and proposed operations, we may need additional financing. We currently have outstanding, exercisable warrants to purchase our common stock with exercise prices below the current market price as of November 1, 2006 that can generate approximately $305,000 in cash financing for the Company. There is no assurance that all or any of the warrants will be exercised.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in certificates of deposits with maturities of 90 days or less. Changes in interest rates affect the investment income we earn and therefore impact our cash flows and results of operations.

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars. For the nine months ended September 30, 2006, all of our billings, were denominated in our functional currency, which is the U.S. dollar.

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

During the quarter ended September 30, 2006, the Company implemented an ERP (Enterprise Reporting Program) system to streamline its accounting and sales reporting capabilities and to incorporate the daily activities of its newly acquired P3 division. The program went live on July 1, 2006 and management expects the system will materially affect the Corporation’s internal controls over financial reporting, especially in regards to controls related to its newly acquired P3 division. Specifically, the new system will eliminate redundant controls due to the consolidation of subsidiary ledgers and the cash disbursements and cash receipts processes. There were no other changes in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no significant developments during the first nine months of 2006 in connection with our litigation against Adler Technologies and Andrew McTagger. This litigation is described in our Form 10-KSB Annual Report for the year ended December 31, 2005.

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

On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1, which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We will seek all remedies available to us under the law. In November 2005, the European Central Bank filed its answer to our complaint asserting mostly procedural and jurisdictional arguments. The ECB contended that it could not be sued for patent infringement, but rather each individual country that comprises the ECB should be sued on an individual nation-by-nation basis. We responded to the European Central Bank’s answer in late December 2005. On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent.  Claims to invalidity in each of the Netherlands, Belgium, France, Spain, Germany, and Austria were subsequently served. The main basis of the ECB’s claim is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution which in Europe is a ground of invalidity. If the ECB is successful, it may materially affect us, our financial condition, and our ability to market certain technology. On October 27, 2006 both parties exchanged Expert Reports in the United Kingdom proceedings which is expected to go to trial in January 2007.

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

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $15,800,000 at September 30, 2006. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

Current litigation may affect our technology rights and plan of operation.

On August 1, 2005, we filed a patent infringement suit in the European Court of First Instance against the European Central Bank (“ECB”) alleging that the Euro banknotes infringe our European Patent No 0455750B1 (the “Patent”).   On October 20, 2005, the ECB challenged the venue of the lawsuit to which we formally responded to the court in December, 2005.  The ECB contended that it could not be sued for patent infringement, but rather each individual country that comprises the ECB should be sued on an individual nation-by-nation basis. On March 24, 2006, we received notice that the ECB has filed a separate counter claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent.  Claims to invalidity in each of the Netherlands, Belgium, France, Spain, Germany and Austria were subsequently served. The main basis of the ECB’s claim is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution which in Europe is a ground of invalidity. If the ECB is successful, it may materially affect us, our financial condition, and our ability to market certain technology. For more information regarding this litigation see Item 1- Legal Proceedings.

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

If we lose our current infringement litigation we may be liable for significant legal costs of our counterparts.

We have been able to mitigate the cash outlays that we have been required to make for legal costs of our current infringement litigation against the European Central Bank by negotiating legal fee caps and using shares of our common stock for payments. However, if we receive an adverse ruling in any of our infringement or related cases against the European Central Bank, we will likely be responsible for a large portion of the legal costs that were expended by the European Central Bank which would likely be significant. The payment of these amounts could adversely affect the Company’s financial position and would likely require the Company to raise additional funds, which may not be on terms favorable to the Company.

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

We may face intellectual property infringement or other claims against us, our customers, or our intellectual property rights that could be costly to defend and result in our loss of significant rights.

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

Furthermore, since the date of invention (and not the date of application) governs under U.S. patent law, future applications could be filed by another party, which would preempt our position. While we have taken and continue to take steps to become aware of related technical developments, there can be no assurance that we will not encounter an unfavorable patent situation. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. Other parties may also assert that our intellectual property rights are invalid, which could result in significant expenditures by us to refute such assertions. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management's attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If we are unsuccessful in defending claims that our intellectual property rights are invalid, we may not be able to enter into royalty or license agreements on acceptable terms, if at all. This could prohibit us from providing our products and services to customers.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer and Chief Financial Officer; Peter Ettinger, our President; Thomas Wicker, our Vice-President of Research and Development; and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. We have also extended our employment agreements with Thomas Wicker and David Wicker to June 2007. There can be no assurance that these persons will continue to agree to be employed by us after such dates. Our employment agreement with Peter Ettinger has an expiration date of June, 2009.

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

As of September 30, 2006, there are 186,132,575 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants may depress our stock price.

As of September 30, 2006, there were outstanding stock options and warrants to purchase an aggregate of 875,436 shares of our Common Stock at exercise prices ranging from $2.00 to $12.65 per share, most of which are immediately exercisable. To the extent that these securities are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

            We did not purchase any shares of our common stock during the nine months ended September 30, 2006.

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

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2006	By:	/s/ Patrick White
Patrick White
President, Chief Executive Officer and
Acting Chief Financial Officer

November 14, 2006	By:	/s/ Philip Jones
Philip Jones
Controller/Principal Accounting Officer