Form 10-K
period 2006-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2007-03-29
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
1-32146
Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

New York	16-1229730
(State of incorporation)	(IRS Employer Identification Number)

First Federal Plaza 28 East Main Street, Suite 1525 Rochester, New York 14614
(Address of principal executive office)

(585) 325-3610
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under to Section 12(g) of the Act:
Common Stock (Par Value - $0.02)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

and

(2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer filer.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐ No☒

The aggregate market value of the stock held by non-affiliates (6,622,617 shares) computed by reference to the closing price of such stock ($10.65), as of June 30, 2006, was $70,530,871.

As of March 20, 2007, there were 13,677,597 shares of Common Stock of Document Security Systems, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 3, 2007, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	34

Item 11.	Executive Compensation.	34

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	34

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	34

Item 14.	Principal Accounting Fees and Services.	34

Item 15.	Exhibits and Financial Statement Schedules	34

	Signatures	F-24

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. We have developed sophisticated security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging. We are a leader of customized document protection solutions for companies and governments worldwide. We hold seven patents that protect our technology and have over a dozen patents pending. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protections and liability.

We were organized as a New York corporation in 1984, and in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. To accomplish this, we acquired Lester Levin, Inc, an operator of a small printing company and an Internet-based business called The Legalstore.com, and Thomas M. Wicker Enterprises, Inc. and Document Security Consultants, Inc., two privately owned companies engaged in the document security technology business with rights to certain patents developed by certain members of the Wicker Family. As a result of these acquisitions, we compiled the basis of our document security business by combining basic print capabilities necessary for research and development with the knowledge and expertise of our team of printing professionals and a foundation of patented technologies from which to launch our product offerings. Since this early stage, the Company has focused its efforts on developing and patenting new technologies, building its corporate, operational, marketing and sales staff to accommodate the expected growth in the Company, and developing and implementing a patent and intellectual property protection strategy.

  In February 2006, we acquired San Francisco-based Plastic Printing Professionals, Inc. (“P3”), a privately held, security printer specializing in plastic cards containing state of the art multiple or singular security technologies. P3’s primary focus is manufacturing composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and and a patent pending watermark technology. P3’s products are marketed through an extensive broker network that covers much of North America, Europe and South America. Its product and client list includes the Grammy Awards, the Country Music Association awards, sporting event media cards, ID cards for major airports and Latin American and African driver’s licenses. Our acquisition of P3 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions in order to service our custom security printing business.

We generated revenue of $4.8 million in 2006, which equaled a 176% increase compared to 2005, primarily as a result of our acquisition of P3, sales of our safety paper to Boise Cascade and PaperLinx, Limited and a new license agreement with R.R. Donnelley that commenced on August 1, 2006. However, despite our revenue gains, we recorded a net loss during 2006 of $4.8 million, which was driven by substantial increases in non-cash expenses for stock-based payments and patent amortization, along with lesser increases in all categories of operating expense categories due to the growth of our sales and marketing personnel along with increases associated with the newly acquired P3 division. As measured on an Adjusted EBITDA basis (a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the our financial results as defined below in Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations) we realized a stabilization of losses despite significant increases in the size and scope of our organization that were made in order to execute our business strategies which we believe will continue to drive revenue growth toward profitable levels in 2007 or 2008. In addition, the receipt of approximately $1,031,000 in deferred revenues, while not reflected in operating income in 2006, significantly improved our operating cash flows during the second half of 2006.

While operating cash flows were positive in the second half of 2006, we used cash for operations, the financing of our acquisition of P3 and for certain patent defense costs throughout 2006. We offset these uses of cash through the sale of its equity to warrant holders and to private placement investors, which in the aggregate raised approximately $5.5 million during 2006. We had cash on hand of approximately $5.8 million as of December 31, 2006.

On August 1, 2005, DSS filed a patent infringement lawsuit in the European Court of First Instance against the ECB alleging that the Euro banknotes produced by the ECB infringe the Patent. The ECB contended that the proper venue was not in the European Court of First Instance, but rather in each individual country that is a member of the ECB. On March 24, 2006, DSS received notice that the ECB had filed separate lawsuits in the United Kingdom and Luxembourg patent courts seeking the invalidation of the Patent. Claims to invalidity of the Patent, largely in the same form, were subsequently served in the Netherlands, Germany, Austria, Italy, Spain, Belgium and France. The parties are still awaiting the ruling from the European Court of First Instance on the issue of venue. We have been advised that the ECB must win invalidity rulings in nine countries in order to achieve a complete invalidation of the Patent and to stop the infringement suit from moving forward.

On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the European Central Bank (the “ECB”) against us. The English Court ruled that European Patent No 0455750B1 (the “Patent”), that was awarded to us by the European Patent Office Technical Board of Appeal, has been deemed invalid in the United Kingdom. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany, ruled that the Patent is valid in Germany. The Court decisions do not affect the validity of the Patent in other European countries. The ruling in Germany, finding that the Patent is valid, is therefore significant because it validates the legal basis of the Company's infringement suit aginst the ECB. For more information regarding this litigation, see Item 3 - Legal proceedings.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate records, securities and more. We are a leader in the research and development of optical security technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions that satisfy their specific anti-counterfeiting requirements. We provide document security technology to security printers, corporations and governments worldwide. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we have developed an On-DemandTM product to implement our technologies in Internet-based environments utilizing standard desktop printers. We believe that our On-Demand technology greatly expands the reach and potential market for our technologies and solutions.

Technologies

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions. Our primary anti-counterfeiting products and technologies are marketed under the following trade names:

•
AuthentiGuard™ On-Demand, delivered through customized software or a web-based application, makes the verification feature of AuthentiGuard Prism and the anti-copy anti-scan features of Pantograph 4000 printable from desktop printers and digital presses worldwide. AuthentiGuard On-Demand provides the ability to produce highly secure documents virtually “any-time, anywhere”, and is highly effective in variable data applications. The On-Demand solution eliminates the requirement to utilize pre-printed forms while allowing customers to leverage existing investments in their information technology infrastructure.

•
AuthentiGuard™ Laser Moiré identifies counterfeit reproductions by using patented technology to create gross distortions and unmistakable moiré interference patterns throughout the image. Verification of original documents or images is fast and easy with The Authenticator - our proprietary lens that reveals the moiré pattern. The technology is embedded into an image that requires protection from duplication and theft, such as photographs, portraits, currency, driver’s licenses, postage stamps, tickets, labels, brand packaging, or documents.

•
AuthentiGuard™ Prism uses our patent pending technology to embed hidden words, images, or logos using 2-color or 4-color processes that are only visible using The Authenticator - our proprietary lens that reveals hidden Prism images. We believe that the customizable, hidden words, images or logos embedded with the Prism technology cannot be reproduced with even the most sophisticated digital copiers or scanners. As a result, the absence of the hidden words, images or logos alerts the end-user that the document is counterfeit. The Prism technology protects verification forms such as spare parts, packing slips, checks, currency, licenses, travelers’ checks, postage stamps, legal documents, tickets, labels, brand packaging, any full color images such as art prints or color pictures, and more.

•
AuthentiGuard™ Pantograph 4000 provides what we believe is one of the most powerful, patent pending pantograph technology ever created. Hidden words such as “VOID” or “COPY”, company logos, or designs appear when a document utilizing the technology is photocopied or scanned, preventing unauthorized duplication. Although there are other versions of this technology being sold by competitors, we believe that no version other then our Pantograph 4000 defeats high and low resolution scanners, produces clear and readable warning words. In addition, we believe that we have the only security paper that defeats today’s generation of digital scanning copiers. Virtually any printable surface can utilize the technology such as paper text and cover, Teslin, PVC, Tyvek and cardboard packaging. This technology has been used for gift certificates, school transcripts, coupons, tickets, checks, packing slips, receipts, schematic drawings, plans, music, scripts, training manuals, business plans, internal memos, letterhead, legal forms and prescription pads.

•
AuthentiGuard™ Survivor 21 protects printed checks from duplication via digital copiers and scanners while providing a patent pending security feature that survives the background dropout that results from bank’s archival scan. Survivor 21 was created to meet new government banking regulations that needed a solution that would make documents archive-scan friendly, without compromising security.

•
AuthentiGuard™ Obscurascan, sometimes called “Color Separation Multiplier”, protects against the counterfeiting of any process color document, package, image or label. A hidden technology is embedded into the document that severely alters images so that printing plates or digital color separations for the four-color process are distorted by substantially increasing the density of the primary colors - making it nearly impossible to recreate a useable color image. When a counterfeit is attempted on a document using this technology, the output is a muddy, dark unusable blend of colors. This technology also produces chattering wavy lines, causing additional distortion of the image.

•
AuthentiGuard™ Block-Out, also called the “anti-color reproduction system”, makes it very difficult to reproduce protected documents on digital color copiers. Certain copiers recognize Block-Out’s embedded graphics on the original document, and print out solid color sheets or highly distorted images. Block-Out uses a unique proprietary graphic design that we developed that prevents color copiers and photo processors from replicating any image or document that contains our custom block-out graphics. This technology can be integrated into highly sensitive government documents such as currency, car titles, passports and licenses as well as checks, travelers’ checks, postage stamps, photographs, original art and brand packaging.

•
AuthentiGuard™ MicroPerf is an optical variable technology, or OVT, that creates a verifier mark that is invisible to the naked eye when viewed under normal circumstances and unnoticeable to the touch. MicroPerf uses a laser to insert fine perforations into the document, which can be viewed by holding the document up to a normal light for fast and easy authentication. This technology can be placed on vital records, documents, packaging or currency and is a micro-sized perforation in the shape of a word or image that cannot be removed or altered. We believe our patented MicroPerf could also potentially replace or be used in conjunction with holographs on currency since the perforations created by MicroPerf pass the currency crush tests and are a much more controlled technology than the world-wide availability of holographs.

•
AuthentiGuard™ Phantom uses “tilt-to-reveal” hidden images or words that can be viewed without special equipment. Viewed straight on, the hidden images are invisible to the naked eye, but when the package or document is viewed at an angle, the hidden images are clearly revealed. For added security, we believe that our patented Phantom technology cannot be reproduced by virtually any copier or scanner.

•
AuthentiGuard™ VeriGlow is a two-tiered, customized document security system that utilizes unique photosensitive inks and incorporates embedded hidden messages or images that are only viewable with a special light source and The Authenticator - our proprietary lens. This patent pending technology can be applied during the printing process or it can be applied to pre-printed items and is useful in the protection of vital records, documents, brand protection, packaging, currency, and more.

Products and Services

Custom Document Security Solutions and Production: Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based solutions. We target end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.

Currently, we outsource the production of the majority of our custom security print orders to strategic printing vendors, except for secure plastic printed documents such as ID cards, which are manufactured internally at our P3 division. The acquisition of P3 in February 2006 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions, partnerships or strategic alliances in order to fully service our custom security printing business. Our P3 division generally charges a per unit fee for its printing projects. Custom projects are generally billed at cost plus mark-up.

Additionally, our custom security solutions include our On-Demand technology that provides custom hosted or server-based solutions for our customers. Depending on our customer’s specific requirements, we host a secure server that accepts user inputs and delivers custom, variable secure documents for output at the user location, or offer a bundled server solution that allows for the production of custom, variable secure documents within the user’s network environment. For these projects, we typically charge the client a project fee along with ongoing licenses and maintenance fees. We also anticipate that we will be entering into per usage fee arrangements for certain applications of the On-Demand solution.

Security Paper: Our primary product for the retail end-user market is AuthentiGuard Security Paper, which uses our Pantograph 4000 technology. It is a paper that reveals hidden warning words, logos or images using The Authenticator- our proprietary viewing lens - or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate or the computer digital file and essentially prevents important documents from being counterfeited. We market and sell our Security Paper primarily through two major paper distributors: Boise Cascade and PaperlinX Limited. Since 2005, Boise has marketed our Security Paper under its Boise Beware brand name in North America, primarily through its commercial paper sales group, and in OfficeMax and CopyMax stores. In late 2005, we entered into an agreement with PaperlinX to market and sell our Security Paper under the name SecurelinX in Europe, Australia and New Zealand. In addition, our licensee PyroTech has the marketing rights to manufacture and sell our Security Paper in the continent of Africa. We retain the rights to sell the same Security Paper directly to end-users anywhere in the world.

Currently, our Security Paper is manufactured and stored for us by a third-party printer, which we believe has sufficient manufacturing capacity to meet the foreseeable demand for this product.

Technology Licensing: We license our anti-counterfeiting technology and trade secrets through licensing arrangements with security printers. We seek licensees that have a broad customer base that can benefit from our technologies or have unique and strategic capabilities that expand the capabilities that we can offer our potential customers. Revenue from licensing can take several forms. Licenses can be for a single technology or for a package of technologies.   Licensees can choose from a variety of payment models, such as:

•	Pay one price per year - Licensees estimate their annual usage and a single payment is paid and reviewed each year based on actual results.

•	Pay a percentage of sales of the technology - Licensees only pay as they sell product containing the technology.

•
Pay on a per piece method - Licensees pay royalties based on a price per piece.   A pre-determined price schedule is implemented based on job volumes and a per-piece price is utilized. Typically, the higher the volume, the lower the price per piece.

•	Joint venture licensing- profit sharing arrangement with clients where we share the net profit of all products sold containing our technologies.

Legal Products: We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields. While not a component of our core business strategy, we seek to maximize the revenue and profitability of this operation.

Patents and Trademarks

Patents

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During the early stages of our development, we have expended a significant percentage of our resources on the research and development to ensure that we are a market leader the ability to provide our customers effective solutions against an ever-changing array of counterfeit risks. During 2006, 2005 and 2004, we spent 7% ($353,000), 18% ($314,000) and 26% ($422,000) of our revenue, respectively, for our research and development efforts. Based on these efforts, we currently have over a dozen formal patent applications pending, including provisional and PCT patent applications and applications that have entered the National Phase in various countries including the United States, Canada, Europe, Japan, Brazil, Mexico, Indonesia and South Africa. These applications cover our technologies, including our AuthentiGuard On-Demand, AuthentiGuard Prism, AuthentiGuard ObscuraScan, AuthentiGuard Survivor 21, AuthentiGuard VeriGlow products, and several other anti-counterfeiting and authentication technologies in development. As we continue to grow our business, we expect to expand our research and development efforts, although these costs are expected to continue to decrease as a percentage of our revenue. It is our ongoing policy of filing patent applications to seek protection for novel features of our products. We believe that our patents are important to both our anti-counterfeiting and verification businesses. As of December 31, 2006, the remaining legal lives of our patents ranged from approximately 3 years to 20 years.

In addition to our current patent activities, we own several patents that we acquired in 2002 when we acquired companies owned by various members of the Wicker Family and The Estate of Ralph Wicker, including US Patents 5,018,767, European Patent 0455750, Canadian Patent 2,045,580, and a 50% ownership of US Patent No 5,735,547 (collectively, the “Wicker Patents”). However, due to previous contractual agreements associated with the Wicker Patents, we did not obtain certain economic rights to these patents in 2002, including certain economic rights to benefits derived from settlements, licenses or other subsequent business arrangements from any person or entity that had been proven to infringe these patents.

Therefore, to consolidate our ownership and economic rights to the Wicker Patents, we entered into the following transactions. In 2004, we entered into an agreement with The Estate of Ralph Wicker and its assigns to purchase from them the right to 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker Patents that we choose to pursue, with The Estate of Ralph Wicker receiving the remaining 30% of such economic benefit. In February 2005, we further consolidated our ownership of the Wicker Patents by purchasing the economic interests and ownership from the 45 persons and entities that had purchased various rights in Wicker Family technologies, including the Wicker Patents. As a result of this transaction, we increased our ownership of US Patent 5,735,547 to 100%, and increased to our right to future economic benefits to the Wicker Patents to approximately 86% of all settlements or license royalties derived from, among other things, infringement suits related to the foreign Wicker Patents, including European Patent 0455750.

We also jointly have the rights to U.S. Patent No. 5,707,083 with R.R. Donnelly. Under the terms of our agreement with R.R. Donnelly, it has no rights in any revenue generated by us through the technology represented by the patent. R.R. Donnelly may license the technology but is required to equally divide any revenue with us after costs associated with any licensing. RR Donnelly has recently renewed its license from us to the technology related to Patent 5,018,767 for several years. We also own U.S. Patent No. 5,722,693 and 5,454,598 related to embossed document protection methods and products and tamper and copy protected documents, respectively.

By aggressively defending our intellectual property rights, we believe that we may be able to secure a potentially significant amount of additional and ongoing revenue by securing licensing agreements with those persons, companies or governments that we believe are infringing our patents. We intend to use all legal means to protect our ownership of these technologies. We have been and expect to continue to be very aggressive in our patent protection efforts. We cannot be assured that our efforts to prevent the misappropriation of the intellectual property used in our business will be successful. Further, we cannot be assured that any patents will be issued for our U.S. or foreign applications or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Finally, we cannot be assured that competitors would not be able to design around any such proprietary right or obtain rights that we would need to license or design around in order to practice under these patents.

Trademarks

We have registered our “AuthentiGuard” trademark, as well as our “Survivor 21” electronic check icon with the U.S. Patent and Trademark Office. A trademark application is pending in Canada for “AuthentiGuard.” AuthentiGuard is registered in several European countries including the United Kingdom.

Sales and Marketing

We believe that 2006 was a year in which we completed our “early development” stage and entered the growth and commercialization phase of business. In 2006, we began to see the results of our efforts of building our brand, and identifying strategic partners and customers upon which to grow our business. As we entered this new phase of our business, we increased our sales and marketing expenditures in order to facilitate our expected growth.

In 2006, we focused on sales activities associated with the commercialization of our products, with both established and new customers and partners, and also defined opportunities to expand our products and our channels to market. We also created a new vertical market strategy to help support these efforts with a focus on five primary verticals were our focused: academic/higher education, financial institutions, government/government agencies, genuine parts/manufacturers, and healthcare/pharmaceutical. We believe that these industries provide the largest revenue potential and opportunities for our technology and product solutions.

We also began the expansion and reorganization of our sales and marketing staff and programs, which we believe is necessary to continue to grow our business, drive revenue, and create ongoing brand and name recognition. We expect to see the positive results of these initiatives throughout 2007. Our marketing activities are focused on developing brand awareness of AuthentiGuard™, our technology suite brand.

Additionally, we plan on opening new sales and marketing offices in Washington, DC and Manhattan, New York, realigning and growing our sales team to support our new vertical targets, and continuing our research and develop of new products and technologies, with a continued focus on enhancing and developing our On-Demand product.

No single customer accounted for 10% or more of our total revenue or one of our segment’s revenue for the year ended December 31, 2006. At December 31, 2006, one customer accounted for 23% and one customer accounted for 12% of our trade accounts receivable balance. In 2005, the Company derived 51% of its document security revenue (22% of total revenue) from one customer, of which $31,000 was in accounts receivable (19% of total) as of December 31, 2005.

International revenue, which consists of sales to customers with operations in Western Europe, Latin America, Africa, Middle East and Asia, comprised 11% of total revenue for each of 2006, and less than 1% of total revenue for 2005 and 2004, respectively. Revenue is allocated to individual countries by customer based on where the product is shipped or the location of services performed. We had no long-lived assets in any country other than the United States for any period presented.

Websites

We maintain www.documentsecurity.com, which describes our patented document security solutions, our targeted vertical markets, our company history, and offers our security consulting services. We also maintain www.plasticprintingprofessionals.com, which describes our ID card and other plastic and vinyl printing services. In addition, we maintain www.safetypaper.com and www.protectedpaper.com, which are e-commerce sites that market and sell our patented blank Security Paper, hand-held security verifiers and custom security documents to end users worldwide, and www.legalstore.com, which sells printing services and security products primarily to members of the legal profession.

Competition

Currently, the security print market is comprised of a few very large companies and an increasing number of small companies with specific technology niches. The expansion of this market is the result of increasing requirements for national security, as well as the proliferation of brand and identity theft. Counterfeiting has expanded significantly as advancing technologies in digital duplication and scanning combined with increasingly sophisticated design software has enabled easier reproduction of originals.

Our industry is highly fragmented and characterized by rapid technological change and product innovations and evolving standards. Our competitors include Standard Register Company, which specializes in printing security technologies for the check and forms and medical industries; De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies; Xerox, an industry leader in copying and scanning that has made recent entries into the anti-counterfeiting arena and has a competing Safety Paper product called “X Void.” Our P3 ID card manufacturing operation competes with Lasercard Corporation which supplies advanced ID technology to the US federal government and other government programs worldwide.

Other competing hidden word technologies that are being marketed by competitors, such as Nocopi Technologies which sells and markets secure paper products and Graphic Security Systems Corporation, which markets scrambled indicia.

Digital watermarks, RFID and biometric technologies are also being introduced into the marketplace by Digimarc Corporation, IBM and L-1 Identity Solutions. These digital protection systems require software and hardware such as scanners and computers to implement and utilize the technology and, consequently, this technology must be utilized in a controlled environment with the necessary equipment to create the verification process.

Large Office Equipment Manufacturers, called OEMs, such as Sharp, Canon, Ricoh, Hewlett Packard and Eastman Kodak are developing “smart copier” technology that recognizes particular graphical images and produces warning words or distorted copies. Some of the OEMs are also developing user assigned and variable pantograph “hidden word” technologies in which users can assign a particular hidden work in copy, such as “void” that is displayed when copy of such document is made.

Segment Information

We operate through two segments:

s
Document Security and Production.  This segment licenses, manufactures and sells document security technologies and secure printed products in our Document Security Systems, Plastic Printing Professionals and Patrick Printing divisions. This segment also includes revenues from copying services and residual royalties from past motion picture operations.

s	Legal Supplies. This segment sells legal supplies to lawyers and law firms via legalstore.com.

Financial information regarding these segments is provided in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2006, can be found in Item 6 “Selected Financial Data”.

Employees

As of December 31, 2006 we had 53 full and 5 part-time employees, two of whom are executive officers, and we have one independent consultant. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are good.

Government Regulation

In light of the events of September 11, 2001 and the subsequent war on terrorism, governments, private entities and individuals have become more aware of, and concerned with, the problems related with counterfeit documents. Homeland Security remains a high priority in the United States. This new heightened awareness may result in new laws or regulations which could impact our business. We believe, however, that any such laws or regulations would be aimed at requiring or promoting anti-counterfeiting, and therefore would likely have a positive impact on our business plans.

ITEM 1A - RISK FACTORS

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our Common Stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our financial statements and related notes.

We have a limited operating history with our business model, which limits the information available to you to evaluate our business.

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $17,228,000 at December 31, 2006. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

If we lose our current litigation, we may lose certain of our technology rights which may affect our business plan.

We are subject to litigation and alleged litigation, including our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid. One of our patents that is subject to the litigation against the European Central Bank has been ruled invalid in the United Kingdom but has subsequently been ruled valid in Germany. For more information regarding this litigation, see Item 3- Legal Proceedings. If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain technology.

If we lose our current infringement litigation we may be liable for significant legal costs of our counterparts.

We have been able to mitigate the cash outlays that we have been required to make for legal costs of our current infringement litigation and related invalidity cases against the European Central Bank by, among other things, negotiating legal fee caps and using shares of our common stock for payments. As noted above, on March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the European Central Bank (the “ECB”) against us. The English Court ruled that European Patent No 0455750B1 (the “Patent”), that was awarded to us by the European Patent Office Technical Board of Appeal, has been deemed invalid in the United Kingdom. We may be required to pay a portion of the ECB’s legal costs associated with the United Kingdom invalidity lawsuit, which will be determined by the Court after a hearing. As of the date of this 10-K, the ECB has listed approximately £621,000 (approximately $1.2 million) of applicable costs, of which no more than 80% is typically eligible for reimbursement by the Company. If we receive further adverse rulings in any of our infringement or related invalidity cases against the European Central Bank, we will likely be responsible for a large portion of the legal costs that were expended by the European Central Bank in such case, which would likely be significant. The payment of these amounts could adversely affect the Company’s financial position.

If we are unable to adequately protect our intellectual property, our competitive advantage may disappear.

Our success will be determined in part by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. Because of the substantial length of time and expense associated with developing new document security technology, we place considerable importance on patent and trade secret protection. We intend to continue to rely primarily on a combination of patent protection, trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees and customers to establish and protect the ideas, concepts and documentation of software and trade secrets developed by us. Our ability to compete and the ability of our business to grow could suffer if these intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our intellectual property. Failure of our patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations, and there can be no assurances of the success of any such litigation.

We may face intellectual property infringement or other claims against us, our customers or our intellectual property that could be costly to defend and result in our loss of significant rights.

Although we have received U.S. Patents and a European Patent with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us and our financial condition. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search will not disclose applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

Furthermore, third parties may assert that our intellectual property rights are invalid, which could result in significant expenditures by us to refute such assertions. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If we are unsuccessful in defending claims that our intellectual property rights are invalid, we may not be able to enter into royalty or license agreements on acceptable terms, if at all. This could prohibit us from providing our products and services to customers, which could have a material adverse effect on us and our financial condition.

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

We cannot assure you that a sufficient number of such companies will demand our products or services or other document security products. In addition, we cannot predict the rate of market’s acceptance of our document security solutions. Failure to maintain a significant customer base may have a material adverse effect on our business.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to continue to incur research and development expenditures to remain competitive. The products we currently are developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we originally expect and we may experience delays in future product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

Changes in document security technology and standards could render our applications and services obsolete.

The market for document security products, applications, and services is fast moving and evolving. Identification and authentication technology is constantly changing as we and our competitors introduce new products, applications, and services, and retire old ones as customer requirements quickly develop and change. In addition, the standards for document security are continuing to evolve. If any segments of our market adopt technologies or standards that are inconsistent with our applications and technology, sales to those market segments could decline, which could have a material adverse effect on us and our financial condition.

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

Although we were able to successfully acquire our P3 subsidiary in February 2006, there can be no assurance that we will be successful in pursuing any or all of these steps on future transactions. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer and Chief Financial Officer; Peter Ettinger, our President; Thomas Wicker, our Vice-President of Research and Development; and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. Our employment agreements with Thomas Wicker and David Wicker expire in June 2007. Our employment agreement with Peter Ettinger expires in June 2009.There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

Certain provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	the authority of the Board of Directors to issue preferred stock; and
•	a prohibition on cumulative voting in the election of directors.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of December 31, 2006, there are 184,804,208 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of December 31, 2006, there were outstanding stock options and warrants to purchase an aggregate of 1,243,728 shares of our Common Stock at exercise prices ranging from $2.00 to $12.65 per share, most of which are currently exercisable. To the extent that these securities are exercised, dilution to our stockholders will occur. In addition, as of December 31, 2006, there were 375,000 restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities vest, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTY

Our administrative offices are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614. We currently sublease approximately 4,700 square feet of office space under a master lease, which expired in January 2007. Commencing February 1, 2007, we entered into a five-year lease for the same location. In addition, our Security Products and Printing group occupies several locations, including approximately 5,000 square feet at our P3 division in Daly City, California under a month-to-month lease, and approximately 3,000 square feet of additional space in downtown Rochester for our printing business under a leases expiring in 2008. Our Legal Supplies group rents approximately 5,000 square feet under a leases expiring in 2010. We are currently seeking to relocate this operation to a larger facility within the same general location of San Francisco/Silicon Valley. We believe that the remainder of our facilities are adequate for our current operations. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

ITEM 3 - LEGAL PROCEEDINGS

On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We will seek all remedies available to us under the law. In November 2005, the European Central Bank filed its answer to our complaint asserting mostly procedural and jurisdictional arguments. The ECB contended that the proper venue was not in the Court of First Instance, but rather in each individual country that is a member of the ECB. We responded to the European Central Bank’s answer in late December 2005, arguing that the Court of First instance was the proper venue. The parties are awaiting the ruling from the Court of First Instance.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. The main basis of the ECB’s claim as to invalidity is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution, which in Europe is a ground of invalidity. On January 22, 2007, the trial regarding the Patent’s validity in the United Kingdom commenced in the High Court of Justice, Chancery Division, Patents Court in London, England and concluded on January 30, 2007. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the European Central Bank (the “ECB”) against us. The English Court ruled that European Patent No 0455750B1 (the “Patent”), that was awarded to us by the European Patent Office Technical Board of Appeal, has been deemed invalid in the United Kingdom. The Court’s decision does not affect the validity of the Patent in other European countries. We will review our options with respect to the appeal of this decision. As a result of this ruling, the company may be liable to reimburse the ECB of a portion of the ECB's legal costs associated with the case, which the ECB has initially listed as up to £621,000 (approximately $1.2 million) of which no more than 80% is typically eligible for reimbursement. The company intends to seek to limit the reimbursement based on the facts and circumstances of the case. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany, ruled that the Patent is valid in Germany. The ruling in Germany, finding that the Patent is valid, is significant because it validates the legal basis of the Company's infringement suit against the ECB. Additional trials regarding validity are expected to commence in the seven other countries during 2007 and 2008.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. And Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. And Andrew Mctaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, misappropriation of trade secrets, and various business torts, including unfair competiton. Adler distributes and supplies anti-counterfeit currency devices and Mr. McTaggert is a principal of Adler, which is a former licensee of certain of our technology. Adler had entered into several agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These agreements, generally, authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including “Archangel,” an anti-copy technology, and “Blockade,” which creates a wave pattern on documents when they are reproduced or scanned. It is our contention, among other things, that Adler has breached these agreements, failed to make an appropriate accounting and payments under these agreements, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against our company, claiming Adler owns or co-owns or has a license to use certain technologies of ours, including several U.S. patents. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggart’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contenting that our acquisition of certain patents and technology from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. We have denied the material allegations of all of the counterclaims. If Adler is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the American Stock Exchange, where it trades under the symbol “DMC.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2006	$15.02	$11.35
June 30, 2006	13.42	8.01
September 30, 2006	10.47	8. 74
December 31, 2006	11.34	9.18

QUARTER ENDING	HIGH	LOW
March 31, 2005	$7.62	$6.65
June 30, 2005	9.46	6.93
September 30, 2005	9.55	8.10
December 31, 2005	14.35	8.49

On March 20, 2007 our Common Stock had a high of $11.14 and a low of $10.83 and a closing price of $11.00.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of Common Stock, par value $0.02. As of March 20, 2007, we had 13,677,597 shares of Common Stock, issued and outstanding.

Recent Issuances of Unregistered Securities

Stock Issued in Private Placement

On December 26, 2006, the Company sold 94 units at a price of $50,000 per unit for gross cash proceeds of $4,700,000, consisting of 552,720 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 276,360 shares of our common stock, at an initial exercise price of $11.75 per share. The Company incurred placement agent fees associated with the offering equal to 9% commissions and 1% non-accountable fees, and issued the placement agent a five-year warrant to purchase up to 55,272 shares of our common stock, at an initial exercise price of $11.75.

Stock Issued For Services

On December 20, 2006, the Company granted 310,000 shares of restricted stock to the Company’s President pursuant to the Company’s 2004 Employee Stock Option Plan, which vest as follows: 250,000 shares that vest only upon a Change of Control of the Company and 60,000 shares that vest only upon the attainment of certain performance goals during 2007 as indicated in his employment agreement with the Company. The fair market value of these restricted shares was approximately $3,159,000 based on the quoted market price of the Company’s stock of $10.19 on the day immediately prior to the grant date. No compensation costs has been recognized for these shares as the Company deemed that the vesting of these shares was not probable as of December 31, 2006.

On June 26, 2006, the Company granted 65,000 shares of restricted stock pursuant to the Company’s 2004 Employee Stock Option Plan to recently hired employees, including 50,000 shares to its President. The restricted shares vest over three years beginning on the first anniversary of the grant date. The Company will recognize compensation costs associated with these restricted shares of approximately $700,000 over the vesting periods.

On June 16, 2006, the Company issued to International Barcode Corporation (d/b/a Barcode Technology) (“BTI”), a warrant to purchase 500,000 shares of the Company’s common stock at a price of $10.00 per share vesting over approximately one year and with an expiration date of June 16, 2007. The fair value of the warrants amounted to $890,000 utilizing Black Scholes pricing model. This value is being recognized as the warrant vests. The warrant was issued pursuant to an agreement that provides BTI with the exclusive right to market, sell and manufacture DSS technologies, products and processes for all security-related applications for government and commercial use in China.

During the year ended December 31, 2002, the Company granted to employees rights to 96,000 shares of Common Stock.  The stock rights vest 25% per year over a four-year period.  The market value of the shares at the date of grant was $.14 per share or $13,000, and is being recorded as compensation expense over the vesting period.  Compensation expense for the year ended December 31, 2006 related to these shares amounted to $3,840 ($3,840 - 2005, $3,840 - 2004).  During the year ended December 31, 2006, 18,000 shares vested and were issued to the employees (18,000 shares in 2005).

Stock Issued for Patent Defense Costs

On November 14, 2006, the Company entered into an agreement with McDermott Will & Emery LLP (“MWE”), its lead counsel on its European Central Bank “”patent infringement and related invalidity litigation. The agreement with MWE provides, in part, that the Company can use its common stock to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB invalidity litigation, not to exceed $1.2 million in stock. On December 6, 2006, 47,015 restricted shares were issued to MWE pursuant to the agreement to cover all outstanding MWE legal fees that were incurred through September 2006.

Stock Issued for Acquisitions

On February 7, 2006, the Company, through its wholly owned subsidiary P3 Acquisition Sub, Inc., acquired substantially all of the assets of Plastic Printing Professionals, Inc. (“P3”) for $1.25 million in cash, 18,704 shares of the Company’s Common Stock valued at $250,000 and the assumption of certain liabilities. ’P3 is a security printer specializing in plastic cards containing security technologies.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides summary information as of December 31, 2006 for all of our stock option plans and other outstanding options and warrants issued as compensation. See Item 11 - Executive Compensation - Stock Option Plans of this Form 10-K and Note 6 to our consolidated financial statements for additional discussion.

Equity Compensation Plan Information
Plan category	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2004 Employee Stock Option Plan	375,000	296,000	$8.17	518,000
2004 Non-Executive Director Plan		56,250	8.02	43,750
Equity compensation plans not approved by security holders
Contractual warrant grants for services		559,000	9.19	-

Total	375,000	911,250	$8.79	561,750

Stockholders

As of March 9, 2007, we had approximately 4,551 record holders of our Common Stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2006 or 2005. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is American Stock Transfer & Trust Co., 6201 15th Avenue, Brooklyn, NY 11219. We act as our own warrant agent for our outstanding warrants.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2006, including the fourth quarter.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. This consolidated statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2006 are derived from our audited financial statements.

	Year Ended December 31:
Consolidated Statements of Income Data	2006		2005	2004	2003	2002
Total Revenue	4,834,000	(1)	1,750,000	1,595,000	1,285,000	680,000
Total cost of revenue	2,637,000		909,000	937,000	597,000	231,000
Total gross profit	2,197,000		841,000	658,000	688,000	449,000
	45%		48%	41%	54%	66%
Operating Expenses	7,071,000		3,743,000	2,389,000	2,117,000	548,000
Other income (expense), net	42,000		59,000	27,000	(23,000)	(9,000)
Net loss	(4,832,000)		(2,843,000)	(1,704,000)	(1,452,000)	(108,000)
Net loss per share, basic and diluted	(0.37)		(0.24)	(0.16)	(0.16)	(0.02)

	As of December 31,
Consolidated Balance Sheet Information	2006		2005		2004	2003		2002
Cash and cash equivalents	$5,803,000	(2)	$3,953,000		$2,658,000	$5,116,000	(4)	$456,000
Total current assets	6,885,000		4,492,000		3,166,000	5,391,000		658,000
Other Intangible assets, net	5,390,000		4,209,000	(3)	344,000	-		44,000
Total Assets	14,466,000		10,333,000		4,617,000	5,900,000		1,253,000
Total current liabilities	2,760,000		844,000		540,000	516,000		207,000
Long-term obligations	517,000		252,000		336,000	190,000		214,000
Total stockholders' equity	11,189,000		9,237,000		3,741,000	5,195,000		832,000

(1) -In February 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Plastic Printing Professionals (“P3”). During 2006, P3 accounted for approximately 48% of our revenue.
(2) In December 2006, the Company received $4.2 million in net proceeds from a private placement of its common stock.
(3) In February 2005, the Company acquired various interests to patent related assets through the issuance of its common stock valued at $3.9 million.
(4) In December 2003, the received $5.0 million in net proceeds from a private placement of its common stock.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities and Exchange Act of 1934, including statements that contain the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” “strategy” and similar expressions. Investors are cautioned that there are additional risks associated with investing in our Company, and are referred to the Risk Factors contained in this Form 10-K and our other Exchange Act filings with the SEC, which risks may change from time to time. Any forward-looking statements in this report are based on current conditions; expected future developments and other factors we believe are appropriate in the circumstances. Investors are cautioned that such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected. We make no commitment to update any forward-looking statement included herein, or disclose any fact, events or circumstances that may affect the accuracy of any forward-looking statement.

The forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

Prior to 2006, the Company considered itself an early stage company and focused a significant amount of its resources to developing its product portfolio, assembling its key personnel and workforce, developing a research and development function and pursuing and consolidating ownership of it patented technology. In addition, the Company during this early stage expended a significant amount of time and resources in pursuing legal recourses against potential infringers of its technologies. During this period, the Company experienced operating losses and negative cashflows associated with its operating losses and its investments in its long term assets. To date, the Company has been able to offset a significant amount of its cash requirements by paying for services and acquiring patent and other assets with its equity or a combination of equity and cash.

During 2006, the Company made significant strides in the execution of its business growth strategies. The Company believes that 2006 was the first year that it was able to focus primarily on the marketing and selling of its unique and powerful technologies to a wide audience. Prior to 2006, the Company primarily concentrated its sales and marketing efforts on licensing its technology to security printers, and developing a line of pre-packaged safety paper for the retail markets. While these efforts produced some significant customer relationships, most notably with R.R. Donnelley, Boise Cascade and PaperLinx LTD, the Company determined that a far larger potential customer base was not being addressed. As a result, in late 2005, the Company shifted its focus to increase its internal sales and marketing resources, increase its production capabilities and target specific vertical markets. In addition, during 2006, the Company’s research and development team developed a new technology that allows for on-demand utilization of our technologies.

One of the strategic initiatives of the Company in 2006 was to increase its internal production capabilities, which was accomplished with the February 2006 acquisition of Plastic Printing Professionals, Inc. (“P3”), a producer of custom plastic and vinyl documents and identification cards. In P3, the Company saw an opportunity to create a unique and powerful set of secure products in the plastic ID card market that would allow the Company to target the market for secure identification products. In acquiring P3, the Company also gained access to a large dealer network that had had traditionally utilized P3 for its smaller, custom ID cards. During 2006, the Company established significant relationships with several of these dealers that have increased the number of people and entities that are marketing and selling ’the Company’s technologies. In addition, the acquisition provided a significant source of revenue growth and positive operating cash flow. The Company plans to continue to pursue acquisitions similar to P3 to allow the Company to strategically increase its internal production capabilities and to gain a foothold in various markets through existing customer relationships that can be enhanced and expanded by integrating the Company’s technologies and products into existing product offerings of acquired companies.

In addition, during 2006 the Company was able to bring to market a new product, AuthentiGuard On-Demand, which we feel could be a significant source of revenue for the Company for 2007 and beyond. Developed in the latter part of 2005 by our research and development team, AuthentiGuard On-Demand, was fully implemented for its first customer, a large international bank which needed a custom solution to a counterfeiting issue that they had experienced with a variable information document. Based on this early success, we entered into what we believe is a significant relationship with The Ergonomic Group, a leading information management firm in the Northeast, to fully co-develop and market the On-Demand product with initial focus on the financial, high technology and medical records markets. For this right, The Ergonomic Group paid the Company $1,000,000 in a non-refundable upfront license fees and pre-paid royalties during 2006 that will be recognized as revenue over the two-year license period. Thus, while the revenue impact of these customer relationships was not significant in 2006, the Company believes that these early successes point to the large potential of this product for the Company.

Prior to 2006, the Company expended a great deal of time and resources to develop and protect its patent portfolio and readied itself for its patent infringement case and related cases against the European Central Bank, or ECB, which was commenced in August 2005 with an infringement lawsuit filed against the ECB in the Court of First Instance. During 2006, the Company prepared for the multiple impending court proceedings against the ECB, which commenced in January of 2007 with the invalidity lawsuit in the United Kingdom. In addition, during 2006, the Company entered into a significant agreement that allows the Company to pay its legal fees to the lead counsel in the invalidity actions against the ECB with the Company’s equity. This arrangement significantly reduces the cash requirements of pursuing these cases. For more detail on the litigation against the ECB, see Item 3- Legal Proceedings of this 10-K.

The Company experienced significant revenue growth of 176% during 2006 compared to 2005 primarily as the results of its acquisition of P3, sales of safety paper to Boise and PaperLinx, and a new license agreement with R.R. Donnelley that commenced on August 1, 2006. However, despite the revenue gains, the Company did continue to experience substantial operating losses during 2006, which were driven by substantial increases in non-cash expenses for stock-based payments and patent amortization, along with lesser increases in all categories of operating expense categories due to the growth in the Company’s sales and marketing personnel along with increases associated with the newly acquired P3 division. As measured on an Adjusted EBITDA basis (a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results as defined below); the Company realized a stabilization of losses despite significant increases in the size and scope of the organization that were made in order to fully execute its business strategies which the Company expects will drive revenue growth toward profitable levels in 2007 or 2008. In addition, the receipt of approximately $1,031,000 in deferred revenues, while not reflected in operating income in 2006, significantly improved the operating cash flows of the Company during the second half of 2006.

While operating cash flows were positive in the second half of 2006, the Company did use cash for operations and the financing of its acquisition of P3 and for certain patent defense costs throughout 2006. The Company offset these uses of cash through the sale of its equity to warrant holders and to private placement investors, which in the aggregate raised approximately $5.6 million during 2006. The Company had cash on hand of approximately $5.8 million as of December 31, 2006.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Summary

	Year Ended December 31:			Year Ended
	2006	2005	% change vs. 2005	December 31, 2004	% change 2005 vs. 2004
Revenue	4,834,000	1,750,000	176%	1,595,000	10%

Costs of revenue	2,637,000	909,000	190%	937,000	-3%

Gross profit	2,197,000	841,000	161%	658,000	28%

Total Operating Expenses	7,071,000	3,743,000	89%	2,389,000	57%

Operating loss	(4,874,000)	(2,902,000)	68%	(1,731,000)	68%

Other income (expense), net	42,000	59,000	-29%	27,000	119%

Loss before income taxes	(4,832,000)	(2,843,000)	70%	(1,704,000)	67%

Income taxes	0	0	-	0	-

Net loss	(4,832,000)	(2,843,000)	70%	(1,704,000)	67%

Revenue

	Year Ended December 31:
	2006	2005	% change vs. 2005	Year Ended December 31, 2004	% change 2005 vs. 2004
Revenue
Security printing & products	$3,521,000	1,144,000	208%	1,004,000	14%
Royalties	682,000	81,000	742%	101,000	-20%
Legal products	631,000	525,000	20%	490,000	7%
Total Revenue	4,834,000	1,750,000	176%	1,595,000	10%

Revenue -2006 vs 2005: The increase in total revenue in 2006 compared to 2005 resulted primarily from increases in royalty revenue from the licensing of the Company’s patented technology, and from increases in sales of security printing and products primarily derived from the Company’s acquisition during the first quarter of 2006 of Plastic Printing Professionals, a manufacturer of secure plastic cards and documents. In addition, revenue from our Legalstore.com operations continued a trend of steady growth as it increased the breadth of its product offerings and the size of its customer base.

In addition, not reflected in the results above are deferred royalty revenues of approximately $1,031,000 which represent payments the Company has received for technology licenses and certain of its on-demand products for which revenue recognition is deferred over the terms of the license or service.

During 2006, the Company continued its efforts to increase the market for its technologies and products by developing sales and marketing channels by a combination of expanding its internal sales and marketing resources and widening its list of partners and distributors. The following summarizes significant new contracts and business development agreements entered into by the Company during 2006:

•
Renewed and extended its licensing agreement with R.R. Donnelley & Sons Company, the largest printer in North America. A three-year contract, the renewed agreement includes royalties on the usage of DSS’s SecureScan™ technology and began producing revenue for the Company during the third quarter of 2006.

•
Signed an agreement with The Ergonomic Group (EGI) for the exclusive, limited right to use and market DSS’s extensive portfolio of security technologies in the high technology, aerospace, financial and healthcare industries. Under the agreement, the Company received $1,000,000 in pre-paid license and royalty fees which will be recognized as revenue over the 2-year term of the agreement. The Ergonomics Group is a stockholder of the Company with holdings of less than 5% of the outstanding shares of the Company.

•
Agreed to provide to TransTech Systems, Inc. the exclusive distribution rights of DSS technology when used for large format event identification badges and cards. TransTech is a leading distributor in the ID badge and access control markets and services a network of over 700 security products dealers throughout the United States.

•
Signed a Premier Marketing and Distribution Agreement with Identification and Data Imaging (“IDI”), a distributor of a wide range of visual and electronic identification products and solutions. IDI has agreed to purchase a minimum of $1.0 million of DSS’s products in 2007.

•
Signed a licensing contract with Nampak Flexible, a division of Nampak Limited, which is a leading flexible packaging manufacturer in South Africa. The agreement is Company’s first licensing agreement with a packaging business and is a royalty-based contract for one year with automatic annual renewals for an additional four years.

•
Signed an exclusive marketing agreement with Assa Abloy HID Global (“HID”) to market DSS’s select technologies to enhance the security of HID’s contactless smartcards and proximity cards. HID is owned by parent ASSA ABLOY (ASZAF.PK), which is headquartered in Stockholm, Sweden, and is the world’s leading manufacturer and supplier of locking and security access solutions.

•
Signed a two-year licensing agreement with Banknote Corporation of America, a major high security printer in the United States for a variety of secure documents, such as checks, stamps and identification badges.

•	Signed an exclusive licensing agreement with Barcode Technology (BTI) to market and produce DSS’s technology, both independently and in combination with BTI’s technology, in China.

•
Signed a two-year agreement with ProdoSafe Security Solutions, Turkey’s largest supplier of anti-counterfeiting technology. With its recently awarded contracts, we expect ProdoSafe to apply DSS’s technology in two metropolitan areas in Turkey.

Revenue -2005 vs 2004

Security printing and products sales increased 14% in 2005 as compared to 2004. Within this revenue category, document security related sales increased 62% during 2005 while sales from our commercial printing business declined 25% during the same period. This was the primarily the result of a significant decline in business from one major commercial printing customer and our increase in utilization of our internal printing capacity for sales to our security printing customers. Prior to 2005, the Company has utilized the revenue it received from it commercial printing and copying operations at Patrick Printing to offset its research and development costs associated with its security printing technologies. During 2005, the Company focused its printing capacity more towards its security printing projects which necessitated the need to reduce its servicing of certain lower margin commercial customers. The increase in document security related sales was primarily the result of increases in sales of custom security documents and orders under our distribution and marketing contract with Boise.

Revenue from our legal supplies business increased 7% during 2005. Although the sales of this segment appear to be significant as to our total sales, we do not expect that to continue in future years. The division continues to increase its revenue by seeking to grow its customer base in a cost effective manner.

Gross profit

	Year Ended December 31:
	2006	2005	% change vs. 2005	Year Ended December 31, 2004	% change 2005 vs. 2004

Costs of revenue
Security printing & products	$2,287,000	636,000	260%	633,000	0.5%
Legal products	350,000	273,000	28%	304,000	-10%
Total cost of revenue	2,637,000	909,000	190%	937,000	-3%

Gross profit
Security printing & products	1,234,000	508,000	143%	371,000	37%
Royalties	682,000	81,000	742%	101,000	-20%
Legal products	281,000	252,000	12%	186,000	35%
Total gross profit	2,197,000	841,000	161%	658,000	28%

	Year Ended December 31:
	2006	2005	% change vs. 2005	Year Ended December 31, 2004	% change 2005 vs. 2004
Gross profit percentage:	45%	48%	-6%	41%	17%

Gross Profit -2006 vs 2005

During 2006, gross profit increases as compared to 2005 were primarily the result of increases in both security printing & products profits and royalties profits. The increase in the gross profits of the document security printing & products category during 2006 included $851,000 in gross profit derived from the Company’s P3 division, which was acquired in February of 2006.

The gross profit percentage decrease during 2006 reflects the impact of P3’s gross profit margin of approximately 37% which was consistent with its historical gross profit margin, but is less than the document security category’s historical profit margin.

Gross Profit -2005 vs 2004

Security Products and Printing gross profit increased at greater pace than the correlating sales the sales increased during 2005 as compared to 2004. The gross profit percentage increase during 2005 reflects improvements in inventory management, pricing and operating leverage associated with larger order quantities which the Company was able to make with certain customers and a shift to focusing production for higher margin security related printing versus traditional commercial printing, as discussed above. In addition, production equipment depreciation is recorded as a cost of sale, and experienced a 6% decrease in 2005 versus 2004 as certain assets reached the end of there depreciable life but remained in production. The increase in Legal Supplies gross profit in 2005 was directly correlated to the increase in revenue during 2005 as compared with 2004.

Operating Expenses

	Year Ended December 31:
	2006	2005	% change vs. 2005	Year Ended December 31, 2004	% change 2005 vs. 2004

Selling, general and administrative
General and administrative compensation	$1,686,000	766,000	120%	493,000	55%
Stock based payments	1,002,000	119,000	742%	59,000	102%
Professional Fees	1,120,000	759,000	48%	636,000	19%
Sales and marketing	1,104,000	774,000	43%	421,000	84%
Depreciation and amortization	92,000	94,000	-2%	34,000	176%
Other	688,000	379,000	82%	225,000	68%
Research and development	353,000	314,000	12%	422,000	-26%
Amortization of intangibles	1,026,000	538,000	91%	18,000	2889%
Impairment of goodwill	-	-	0%	81,000	-100%

Total Operating Expenses	7,071,000	3,743,000	89%	2,389,000	57%

Selling, General and Administrative - 2006 vs 2005

The Company’s selling, general and administrative costs increases in 2006 generally reflect increases to the size of our organization as the result of the Company’s acquisition of P3 and increases in executive management, sales and operations personnel integral to the Company’s sales growth strategy.

General and administrative compensation costs increases that the Company experienced in 2006 were primarily due to the addition of management and operations support personnel, as well as the addition of personnel at P3. Of the $920,000 increase in compensation expense in 2006, $517,000 or 56%, stem from P3, which was acquired in February of 2006. The Company believes that it has obtained appropriate levels of general and administrative staffing for its near term forecasted business levels and that future staffing additions will be concentrated on sales, marketing and operations to coincide with expected revenue growth.

Stock based payments during 2006 include approximately $668,000 of expense recognized for the issuance of warrants to International Barcode Corporation (d/b/a Barcode Technology) (“BTI”) in consideration for a cross-marketing relationship that enables the Company to expedite its entry into the Chinese market for secure documents, and $334,000 associated with restricted shares and option based compensation expenses for share based payments to employees and board members. The BTI warrants have an exercise price of $10.00 and do not include a non-cash exercise provision. Therefore, the exercise of all of these warrants, if ever, would result in the receipt of $5,000,000 by the Company.

Professional fees include legal, accounting, stockholder services, investor relations, and consulting costs. Consulting fees, are primarily directed towards efforts to help the Company develop market opportunities with government and large multinational corporations, and intellectual property management. Legal and accounting fees are generally associated with the Company’s corporate governance, and public company reporting requirements, negotiating contracts and other corporate matters. In addition, legal fees include costs associated with certain litigation matters regarding Adlertech and F. Laloggia, respectively- (See Part II -Legal Proceedings). These legal costs do not include costs associated with the application and defense of our patents, which the company capitalizes and amortizes over the expected life of the patent. (See Part III -Financial Information -Note 4) Stock Transfer, SEC and Investor Relation fees include the general costs of maintaining the public status of the Company’s shares on the American Stock Exchange as well as the costs associated with an investor relation firm which the Company hired in January of 2006. The Company expects that these costs have generally stabilized and do not expect these costs to increase in proportion to revenue increases that are expected in 2007 and beyond.

	Year Ended December 31:
	2006	2005	% change vs. 2005	Year Ended December 31, 2004	% change 2005 vs. 2004

Professional Fees Detail
Accounting and auditing	$169,000	$140,000	21%	$132,000	6%
Consulting	349,000	233,000	50%	217,000	7%
Legal Fees	365,000	275,000	33%	91,000	202%
Stock Transfer, SEC and Investor Relations	237,000	111,000	114%	196,000	-43%

	$1,120,000	$759,000	48%	$636,000	19%

Sales and marketing expense consist of sales and marketing compensation costs, including sales commissions, travel and entertainment costs and marketing material and support costs. Increases of sales and marketing costs in 2006 have been the result of investments in resources to expand its sales and marketing efforts in order to increase customer awareness and understanding of the Company technologies and solutions. The Company expects to continue to increase its sales and marketing efforts in correlation with expected revenue growth.

Other expenses are primarily rent and utilities, office supplies, IT support, and insurance costs. Increases in 2006 reflect costs associated with a larger organization including higher rent and utility costs associated with the addition of P3 in February 2006.

Selling, General and Administrative - 2005 vs 2004

General and administrative compensation - During 2005, the Company’s general and administrative compensation costs increased as we increased the size of our organization to meet the levels that we felt were necessary to execute our business plan. During 2005, we added to our internal finance and corporate governance management team, the cost of which was partially offset by decreases in professional fees related to these functions. In addition, we added to our customer service and operations support staff during 2005.

Stock based payments increased due an acceleration of employee stock options during 2005 which resulted in additional stock based compensation of $78,000 as compared to 2004.

Professional fees increased in 2005 primarily due to increases in legal, investor relation and consulting fees, offset by a significant reduction of SEC consulting fees related to the addition of finance personnel to internalize the majority of SEC reporting activities. Legal costs consist of general corporate fees and legal fees in connection with the certain litigations. These legal costs do not include legal costs associated with the application, registration and defense of our patents, which the company capitalizes and amortizes over the expected life of the patent. Consulting fees are primarily directed towards efforts to help the Company develop contacts and market opportunities with government and large multinational corporations.

Sales and marketing expenses increased during 2005 primarily due to the addition of three dedicated sales and marketing persons to the Company, and an increase in travel costs associated with trade shows and sales meetings, including several international trips. In addition, the Company hired a public relations firm in 2005 to enhance its communications with current and potential customers. These increases were partially offset by a reduction in costs associated with initial sales and promotional material costs incurred in 2004 that were not incurred to the same degree in 2005.

Other expenses increased significantly, primarily as a result in increases in rent and utilities, and offices expenses associated with our move into our corporate headquarters in late 2004, our Legalstore.com’s move into a larger facility, and the related office costs and utilities costs associated with these moves. In addition, we saw an increase in IT support costs associated with it increase number of personnel. Further, telephone costs increased due to increases in its sales activity, especially for international prospects.

Research and Development- 2006 vs 2005

We continue to invest in research and development to improve our existing technologies and develop new technologies that we believe will enhance our position in the document security market. Research and development costs consist primarily of compensation costs for four employees who spend all or at least half of their time on developing new technologies or developing new uses for our existing technology. In addition, we incur costs for the use of third party printers’ facilities to test our technologies on equipment that we do not have access to internally. We expect that our research and development costs will continue at current levels for the foreseeable future.

Research and Development- 2005 vs 2004

Research and development costs decreased during 2005 primarily due to a reduction in subcontracting costs as a result of the Company’s acquisition of a 4-color Heidelberg press at our printing facility that allowed the Company to perform more of its tests in-house.

Amortization of intangibles

Commencing in the second quarter of 2005, we began to amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our lawsuit against the European Central Bank for patent infringement and the related patent invalidity lawsuits. In addition, we amortize our acquired intangibles from business combinations. We acquired a significant portion of these assets by the issuance of equity in the Company. Our amortizable asset base at December 31, 2006 was approximately $6.9 million and will generate approximately $1,200,000 in annual amortization expense during the next 6 years. The Company reviews these assets for impairment annually.

Impairment of Goodwill

In addition, as of December 31, 2006, the Company has $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined. During 2006 and 2005, the Company did not determine that additional impairment exists on any of its components of goodwill.

As part of our annual fair value test of recorded goodwill, we estimated that as of December 31, 2004, our printing unit (Patrick Printing) had sustained an $81,013 impairment of goodwill. This non-cash charge to operations is presented as “Loss on goodwill impairment” in the accompanying statement of operations.

Subsequent Events

As described in Item 3 -Legal Proceedings and Note 10- Commitments, the Company is engaged in a patent litigation with the European Central Bank (“ECB”). The Company has alleged that all Euro banknotes in circulation infringe on one of the Company’s European Patent No 0455750B1 (the “Patent”). In response to this suit, the ECB sued the Company in nine national patent courts in Europe to have the Patent invalidated and therefore, nullify the Company’s ability to seek infringement actions.

On March 26, 2007, the Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the ECB against the Company. The English Court ruled that the Patent No. 0455750B01 (the Patent), has been deemed invalid in the United Kingdom. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany, ruled that the Patent is valid in Germany. The Company has evaluated the effect of these events on the carrying value of its patent assets as of December 31, 2006 under the guidance of FAS 5 “Accounting for Contingencies”. The Company has determined that these events do not provide enough information to change the Company’s assessment of impairment of its related patent assets under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In coming to this determination, the Company believes that the amounts that it is has recorded as a patent asset for the various assets acquired and defense costs in the various jurisdictions in which hearings are being held associated with the ECB litigation are all components of a unitary asset. Accordingly, the Company evaluates impairment on this asset in relation to the overall likelihood that the future cash flows from the litigation support the carrying value of the asset. The Company believes that, as a result of the positive ruling in the German court, the basis for its infringement litigation is intact and no impairment has occurred as a result of these events as of December 31, 2006.

Net loss and loss per share

	Year Ended December 31:			Year Ended	% change
	2006	2005	% change vs. 2005	December 31, 2004	2005 vs. 2004

Net loss	(4,832,000)	(2,843,000)	70%	(1,704,000)	67%

Net loss per share, basic and diluted	(0.37)	(0.24)	54%	(0.16)	50%

Weighted average common shares outstanding, basic and diluted	12,891,505	12,010,464	7%	10,895,676	10%

Net loss and loss per share -2006 vs 2005

During 2006, the Company continued to experience net losses. While the Company generated growth in its sales and gross profits, these increases did not offset increases in operating expenses. Our basic and diluted loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2006 compared to 2005. Our shares have increased as we have issued our common shares for warrants exercised, for the acquisition of P3, to pay for legal fees and pursuant to a private placement of common stock.

Net loss and loss per share -2005 vs 2004

During 2005, we experienced a $1,139,000, or 67%, increase in our net loss over 2004. Of this amount, $580,000, or 50%, of the increase in net loss is the result of non-cash charges related to intangibles amortization and stock-based compensation. The remainder of the increase in our losses was primarily due to increases in compensation, professional fees, sales and marketing and other expenses associated with the development of an operating infrastructure that we felt necessary to accommodate expected revenue growth.

Our basic loss per share increased in 2005 due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2005 compared to 2004. The number of our outstanding shares of common stock increased in 2005 as we have used our common shares for an acquisition and to purchase patent assets. In addition, we have issued shares as the result of exercises of warrants.

Non-GAAP Financial Performance Measure

The following adjusted Earnings before interest, taxes, depreciation, amortization and non-cash stock based compensation expense (“Adjusted EBITDA”) is presented because the Company’s management believes it to be a relevant measure of the performance of the Company. The Adjusted EBITDA is used by the Company’s management to measure its core operating performance without certain non-cash expenditures. The reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure is presented below.

Adjusted EBITDA

	Year Ended December 31:
	2006	2005	% change vs. 2005	Year Ended December 31, 2004	% change 2005 vs. 2004

Net Loss	$(4,832,000)	$(2,843,000)	70%	$(1,704,000)	67%

Add back:

Depreciation	207,000	183,000	13%	110,000	66%
Amortization of Intangibles	1,026,000	538,000	91%	18,000	2889%
Stock based payments	1,002,000	119,000	742%	59,000	102%
Interest Income	(60,000)	(86,000)	-30%	(55,000)	56%
Interest Expense	15,000	26,000	-42%	28,000	-7%
Income Taxes	-	-		-

Adjusted EBITDA	(2,642,000)	(2,063,000)	28%	(1,544,000)	34%

Adjusted EBITDA -2006 vs 2005

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. While net loss increased 70% in 2006 as compared to 2005, Adjusted EBITDA deficit increased only 28% between for the same periods. These results reflect that the increases in sales and resulting gross profits, which increased 161% during the year ended December 31, 2006 compared to 2005, have significantly outpaced increases in the Company’s core operating expenses (core operating expenses are compensation, professional fees, sales and marketing, other and research and development costs), which increased 65% during the same periods.

Adjusted EBITDA -2005 vs 2004

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. While net loss increased 67% in 2005 as compared to 2004, Adjusted EBITDA deficits increased only 34% between for the same periods. These results reflect the increasing influence that non-cash expenses had on the Company’s financial results beginning in 2005. While all costs increased during 2005 as the Company put in place the resources and infrastructure it required in order to execute its business plan, these increases only caused a 34% increase in Adjusted EBITDA deficits as compared to 2004.

Liquidity and Capital Resources

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Year Ended December 31:
	2006		2005		% change vs. 2005	Year Ended December 31, 2004		% change 2005 vs. 2004

Cash and cash equivalents	$5,803,000		$3,953,000		47%	$2,658,000		49%

Cash flows from:

Operating activities	$(1,412,000)		$(1,690,000)		16%	(1,424,000)		-19%
Investing activities	(2,274,000)		(293,000)		-676%	(690,000)		58%
Financing activities	5,535,000		3,278,000		69%	(343,000)		-1056%
Working capital (a)	4,125,000		3,648,000		13%	2,627,000		39%
Current ratio (a)	2.49	x	5.32	x	-53%	5.87	x	-9%

As of December 31, 2006, we had cash and cash equivalents of $5,803,000, representing a 47% increase over December 31, 2005 amounts. As discussed below, the increase in the Company’s cash position was primarily due to the receipt of cash from the issuance of common stock through the private placement of shares and the exercise of warrants, which netted the Company approximately $5.6 million during 2006. These amounts more than offset the use of $1.4 million in cash from operations and $2.3 million in cash for fixed asset purchases, a business combination and to defend its patent rights. Furthermore, as discussed below, the Company believes that its cash balance as of December 31, 2006 will satisfy its projected working capital and capital expenditure requirements, including the costs related to its patent defense litigations, for at least the next 12 months.

Operating Cash Flow - Despite reporting a $4.8 million net loss during 2006, the Company’s used only $1.4 million of cash for operations during the year. This differential primarily reflects the significance of non-cash expenditures and deferred revenue on its operating results. Specifically, the Company recorded $1.2 million in depreciation and amortization expense and $1.0 million in stock based compensation expense during the 2006, which combined totaled 46% of the reported net loss but do not represent cash expenses to the Company in 2006. Furthermore, the Company received approximately $1.0 million in pre-payments from customers for licenses and services for which revenue recognition is deferred over the license period or service period. The receipt of this cash significantly reduced the use of cash for operations for the Company during 2006, especially during the latter half of the year. As a result, the Company’s cash flow from operations improved 16% in 2006 as compared to 2005 despite an increase in net loss of 70% between the same periods.

During 2005, we used cash for operations at a rate slightly greater than 2004. Our operating cash flow loss during 2005 was primarily the result of our operating loss. While our net loss increased from 2004 levels, our cash flow remained consistent due to the fact that our 2005 results were negatively impacted by a large increase in non-cash depreciation and amortization expenses.

Investing Cash Flow -During 2006, the Company used approximately $1.3 million of its cash for the acquisition of P3, a producer of plastic printed cards in San Francisco, California and approximately $835,000 to invest in its patent portfolio, including the payment of legal costs associated with patent applications and the defense of our patents, which includes payments to cover third party experts fees and other fees associated with the Company’s litigation against the European Central Bank. The Company expects that these strategic uses of cash will result in future positive cash flows resulting from its ability to maintain and grow its manufacturing capabilities at its P3 facility, and from potential legal settlements of other arrangements resulting from its investments in its patent portfolio and the defense of its patents. Furthermore, as displayed below, the Company has been able to use its equity to offset its use of cash for the investments that it deems important for the continued long-term growth potential of the Company.

	2006	2005	2004

Cash paid for interest	$15,000	26,000	28,000

Non-cash investing and financing activities:
Equity issued for patent defense costs	$457,000	500,000	-
Equity issued for acquisition	$250,000	518,000	-
Equity issued for other intangible assets	$-	3,906,000	-
Equipment purchased via capital lease	$-	-	159,000

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

Financing Cash Flows -The Company expects to continue its use of equity to significantly offset its cash investing requirements in 2007 as a result of its agreement with its lead counsel in its patent invalidity cases against the European Central Bank which allows the Company to use its equity to pay for up to $1.2 million in legal costs, of which approximately $743,000 remains eligible under the agreement as of December 31, 2006. The use of equity for investments allowed us to retain cash needed for operations during the early stages of our business without sacrificing the investments needed to secure our competitiveness in the future. As the Company grows and emerges from the early stages of its development and achieves consistent cash flows from operations, the Company expects it will be able to finance a larger portion of its investments with its own cash resources.

During 2006 and 2005, the Company offset its uses of cash for operations and investing with cash received from the issuance of common stock. On December 26, 2006, the Company sold 94 units at a price of $50,000 per unit for gross cash proceeds of $4,700,000, consisting of 552,720 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 276,360 shares of our common stock, at an initial exercise price of $11.75 per share. During 2006 and 2005, we also received from our warrant holders approximately $900,000 and $3,297,000, respectively, from the exercise of warrants. During the third quarter of 2006, the Company paid off a term loan of $189,000 that released $240,000 of cash that was restricted as collateral for the loan. As of December 31, 2006, the Company has approximately 673,000 warrants outstanding and exercisable that, if exercised, would produce approximately $8.8 million in cash proceeds to the Company.

Our financing activities provided significant cash inflows during 2005 primarily from the issuance of our common stock to warrant and option holders who have exercised their right to buy our stock at prices ranging from $2.00 to $5.00. The proceeds from these investors supported our operations in 2005.

Future Cash Expectations -At December 31, 2006, the Company had cash and cash equivalents of approximately $5,803,000 and working capital of approximately $4,125,000. The Company’s working capital position is adversely affected by approximately $470,000 in accrued expenses for private placement agent fees paid in January of 2007. In addition, there was approximately $268,000 in accounts payable at December 31, 2006 related to legal costs associated with the invalidity countersuits by the European Central Bank in response to our infringement lawsuit against the European Central Bank which will be paid by issuance of 23,593 shares of the Company’s common stock.

The Company expects to use its working capital to support its growth efforts in order to achieve consistent positive cash flow from operations. In 2006, the Company used approximately $1.4 million in operations as discussed above. At its current revenue levels, the Company expects to continue to use cash for operations during 2007 at the pace experienced in 2006. The Company estimates that it requires a revenue level of approximately $7.5 million, or 56% greater than the revenue achieved in 2006, to achieve consistent positive operating cash flows. The Company believes that it will achieve this revenue level by the end of 2007. Based on this expectation, the Company has committed significant resources in the areas of research, development, sales and marketing to support its expected revenue growth. However, the Company regularly reviews business conditions to determine whether changes to its expense levels are warranted.

The Company’s near term cash requirements also include legal costs and fees associated with the defense of its patents that are incurred by law firms, experts and consultants that are not covered under the share payment arrangement that the Company entered into with its lead counsel on the suit. These costs will be incurred as the Company contends against patent validity suits in up to nine countries’ patent courts as part of the European Central Bank’s countersuit strategy in the patent infringement case. (See Item 3- Legal Proceedings). If the Company is successful in its litigation against the ECB, the Company believes that it will be able to recover a portion of these litigation costs along with legal fees paid to its lead counsel in common stock. If the Company is not successful in its litigation against the ECB, the Company will likely be required to pay a significant portion of the ECB’s legal costs as well. The Company estimates that these costs could be substantial and the payment of these amounts could adversely affect the Company’s financial position. The cumulative cash requirements for these cases could be as much as $2,000,000 in 2007 and early 2008.

The Company also expects to use its available working capital to invest in the expansion of its production capabilities. The Company is currently seeking to move its P3 operations to a larger facility in the San Francisco/Silicon Valley area, as well as investing in additional production equipment so that P3 can meet expected demand increases for its products. These capital expenditures are currently expected to be approximately $800,000 and are to be financed by a combination of working capital and lease financings. In addition, in order to take advantage of future opportunities, including mergers and acquisitions, the Company may find it necessary to obtain additional equity financing or debt financing, which the Company would seek on favorable terms.

The following table summarizes our known contractual obligations and committments as of December 31, 2006.

	Payment Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$85,231	$34,814	$50,417	$-	$-
Operating leases	806,767	183,040	485,486	138,241	$-

	$891,998	$217,854	$535,903	$138,241	$-

Key Indicators of Future Results

We believe that cash flow from operations is a significant key indicator for the Company. Our ability to reduce our use of cash will depend on our ability to grow revenue to a level sufficient to meet our operating expense requirements. To grow revenue, we may merge with or acquire manufacturing or related companies. Our ability to successfully complete these transactions on favorable terms will be a significant key indicator of our future results. These acquisitions may require additional funds that the Company does not currently have. To obtain additional investments in the future may require us to issue shares of our Common Stock. Our ability to sell our Common Stock on favorable terms will also be a significant key indicator of our future results. In addition, we believe that our ability to successfully enforce our patent rights, including our current litigation against the European Central Bank, is a significant key indicator for the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2006 or 2005.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements for the fiscal year ended December 31, 2006 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, and the valuation of intangible assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Goodwill Impairments

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has two reporting units based on the current structure. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge.

Long Lived Assets and Intangible Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generate by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Fixed assets are carried at cost. Depreciation is computed over the estimated useful life of five to seven years using the straight-line depreciation method. Leasehold improvements are amortized over the shorter of their useful life or the lease term. Intangible assets consist primarily of royalty rights, contractual rights, customer list, and patent acquisition, application and defense costs. Amortization is computed over the estimated useful life of five to twenty years using the straight-line depreciation method. For patent related assets, the remaining legal life of the patent is used as the estimate useful life unless circumstances determine that the useful life will be less than the legal life. Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

As described in Item 3 -Legal Proceedings and Note 10- Commitments, the Company is engaged in a patent litigation with the European Central Bank (“ECB”). The Company has alleged that all Euro banknotes in circulation infringe on the Company’s European Patent No 0455750B1 (the “Patent”). In response to this suit, the ECB sued the Company in nine national patent courts in Europe to have the Patent invalidated and therefore, nullify the Company’s ability to seek infringement actions. On March 26, 2007, the Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the ECB against the Company. The English Court ruled that the Patent has been deemed invalid in the United Kingdom. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany, ruled that the Patent is valid in Germany. The Company has evaluated the effect of these events on the carrying value of its patent assets as of December 31, 2006 under the guidance of FAS 5 “Accounting for Contingencies”. The Company has determined that these events do not provide enough information to change the Company’s assessment of impairment of its related patent assets under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In coming to this determination, the Company believes that the amounts that it is has recorded as a patent asset for the various assets acquired and defense costs in the various jurisdictions in which hearings are being held associated with the ECB litigation are all components of a unitary asset. Accordingly, the Company evaluates impairment on this asset in relation to the overall likelihood that the future cash flows from the litigation support the carrying value of the asset. The Company believes that, as a result of the positive ruling in the German court, the basis for its infringement litigation is intact and no impairment has occurred as a result of these events as of December 31, 2006.

Revenue Recognition

Sales of custom document security products and printing, retail printing and legal products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which we have determined is the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as deferred revenue.

We recognize revenue from technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

Share-Based Payments

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant, except for modifications of stock option awards, which triggered compensation expense in accordance with provisions of FASB FIN 44 -”Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees was accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. See Note 6 for further detail on the impact of SFAS 123(R) to the Company’s consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis and valuation allowances are provided or released, as necessary. Since the Company has had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2006 and 2005, the Company has elected to record a valuation allowance to reduce net deferred tax assets to zero.

The Company believes that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provision/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheets.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we held $5.8 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of less than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $58,000 for these investments. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2006, 2005 and 2004 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 in ensuring that material information was accumulated and communicated to management, and made known to our chief executive officer and principal accounting officer, on a timely basis to allow disclosure as required in this report.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, there were no changes that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our Web site (www.documentsecurity.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our Web site.

Our Web sites and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated by reference herein.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

3.1	Articles of Organization, as amended (incorporated by reference to exhibit 3.1 to the Company’s Registration Statements No. 2-98684-NY on Form S-18).*
3.2	By-laws, as amended (incorporation by reference to exhibit 3.2 to the Company’s Registration Statement No. 2-98684-NY on Form S-18).*
10.2	Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company’s Form 10-Q for March 31, 1997).*
10.3	Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company’s Form 10-Q for June 30, 1996).*
10.4	Agreement dated May 12, 1997, between New Sky Communications, Inc. and Syracuse Film Productions, LLC (incorporated by reference from the Company’s Form 10-K for December 31, 1997). *

10.5	Promissory Note dated March 24, 1999 from New Sky Communications, Inc. to Carl R. Reynolds (incorporated by reference form Company’s Form 10-K for December 31, 1999).*
10.6	Agreement dated March 22, 1999 between New Sky Communications, Inc. and Movieplace.com (incorporated by reference from Company’s Form 10-K for December 31, 1999).*
10.7	Employment Agreement, dated December 5, 2001 between New Sky Communication, Inc. and E. Anthony Wilson. (incorporated by reference from Company’s Form 10-KSB for December 31, 2001).*
10.8
Agreement dated December 12, 2001 between New Sky Communications, Inc. and Michael Cidoni, Stephen Morse, Cedric Herrera, Charles M. LaLoggia, Carl R. Reynolds and Paul Packer (incorporated by reference from Company’s Form 10-KSB for December 31, 2001).*

10.9
Agreement dated December 12, 2001 between New Sky Communications, Inc. and Charles M. LaLoggia, Carl R. Reynolds and Paul Packer (incorporated by reference from Company’s Form 10-KSB for December 31, 2001). *

10.10	Agreement dated July 31, 2002 between New Sky Communications, Inc. and Patrick White (incorporated by reference from Company’s Form 8-K filed on August 8, 2002).*
10.11	Agreement dated July 31, 2002 between New Sky Communications, Inc. and Thomas M. Wicker (incorporated by reference from Company’s Form 8-K filed on August 8, 2002).*
10.12
Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Thomas M. Wicker, Christine Wicker, Kenneth Wicker and Michael Caton (incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002). *

10.13
Employment Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Wicker (incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002). *

10.14	Form of Warrant Agreement between the Registrant and Fordham Financial Management, Inc.(incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*
10.15	Form of Warrant Agreement between the Registrant and W.A.B. Capital (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*
10.16	Form of Warrant Agreement between the Registrant and Howard Safir (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*
10.17
Form of Series A Warrant Agreement issued by the Registrant to participants in its private placement offering completed on December 29, 2003. (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*

10.18
Form of Registration Rights Agreement issued by the Registrant to participants in its private placement offering completed on December 29, 2003. (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004)*

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

10.21 (1)	Form of Licensing and Marketing Agreement between Registrant and Boise White Paper LLC dated January 19, 2005. (redacted version)
10.22	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Net Interest Holders. (filed as Exhibit 10.1 to form 8-K dated February 25, 2005)*
10.23	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Gross Interest Holders (filed as Exhibit 10.2 to Form 8-K dated February 25, 2005)*
10.24	Agreement of Sublease dated May 2004 for the Premises Located at 28 E. Main Street, Rochester, New York (filed as Exhibit 10.1 to Form 10-QSB for the Quarter ended June 30, 2004)*
10.25	Form of Employment Agreement dated as of June 10, 2004 between Registrant and Patrick White (filed as Exhibit 10.2 to Form 10-QSB for the Quarter ended June 30, 2005)*
10.26	Form of Employment Agreement dated as of June 11, 2004 between Registrant and Thomas Wicker (filed as Exhibit 10.26 of 10-KSB for the fiscal year ended December 31, 2004)*
10.27	Form of 2004 Employee Stock Option Plan (filed as Appendix D to Proxy Statement for the Meeting of Stockholders held on December 17, 2004)*
10.28	Form of Non Executive Director Stock Option Plan (filed as Appendix E to Proxy Statement for the Meeting of Stockholders held on December 17, 2004)*
10.29	Asset Purchase Agreement, dated February 7, 2006 by and between the Registrant and Plastic Printing Professionals, Inc.
10.30	Employment Agreement dated June 26, 2006, between the Registrant and Peter Ettinger (filed as Exhibit 10.01 to Form 8-K filed on June 30, 2006).
10.31	Form of Subscription Agreement between the Registrant and investors partaking in a Private Placement (filed as Exhibit 10.1 to Form 8-K filed on December 27, 2006).
10.32	Registration Rights Agreement dated December 12, 2006, between the Registrant and Perrin, Holder and Davenport Capital Corp. (filed as Exhibit 10.2 to Form 8-K/A filed on December 27, 2006).
14	Code of Ethics (filed as Exhibit 14.1 to Form 10-KSB for the fiscal year ended December 31, 2003.
16	Letter on change of Certifying Accountant (incorporated by reference to the Registrant’s Report on Form 8-K filed on January 9. 2003 as Exhibit 99.1). *

17.1	Resignation letter of Carl R. Reynolds, dated December 3, 2001 (incorporated by reference from Company’s Form 10-KSB for December 31, 2001). *
17.2	Resignation letter of E. Anthony Wilson dated August 1, 2002 (incorporated by reference from Company’s Form 8-K filed on August 8, 2002). *
21	Subsidiaries of Registrant
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC
31.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 302
31.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 302
32.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 906
32.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 906

(1) This exhibit contains a redacted copy of the agreement. We have filed a confidentiality request with the Commission with respect to certain portions of the agreement.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Equity	F-5

Notes to the Consolidated Financial Statements	F-6 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Document Security Systems, Inc. and Subsidiaries
Rochester, New York

            We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and 6 to the consolidated financial statements, in connection with the required adoption of a new accounting principle in 2006, the Company changed its method of accounting for equity-based payments.

FREED MAXICK & BATTAGLIA, CPAs, PC
/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 28, 2007

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$5,802,615	$3,953,482
Accounts receivable, net of allowance
of $74,000 ($14,000 -2005)	618,622	164,726
Inventory	239,416	148,804
Prepaid expenses and other current assets (including a prepaid balance with a related party of $91,000 in 2006 and $136,000 in 2005)	224,782	225,114

Total current assets	6,885,435	4,492,126

Restricted cash	-	240,000
Fixed assets, net	637,732	451,195
Other assets (including a prepaid balance with a related party of $0 in 2006 and $158,000 in 2005)	156,734	229,050
Goodwill	1,396,734	711,785
Other intangible assets, net	5,389,564	4,208,962

Total Assets	$14,466,199	$10,333,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,283,503	$547,512
Accrued expenses & other current liabilities (including a related party balance of $229,500 in 2006 and $0 in 2005)	877,261	212,559
Deferred revenue	564,439	-
Current portion of long-term debt	-	50,891
Current portion of capital lease obligations	34,814	33,374

Total current liabilities	2,760,017	844,336

Long-term debt	-	167,309
Long-term capital lease obligations	50,417	84,931
Long-term deferred revenue	466,875	-
Commitments and Contingencies (see Note 10)

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized,
13,544,724 shares issued and outstanding (12,698,872 in 2005 )	270,894	253,977
Additional paid-in capital	28,145,793	21,377,996
Accumulated deficit	(17,227,797)	(12,395,431)

Total stockholders' equity	11,188,890	9,236,542

Total Liabilities and Stockholders' Equity	$14,466,199	$10,333,118

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2006	2005	2004

Revenue
Security products & printing	$3,520,897	$1,143,495	$1,003,635
Royalties	682,073	80,949	101,330
Legal products	631,454	525,420	489,803
Total Revenue	4,834,424	1,749,864	1,594,768

Costs of revenue
Security products & printing	2,287,363	636,637	632,790
Legal products	349,655	272,542	303,895
Total costs of revenue	2,637,018	909,179	936,685
Gross profit	2,197,406	840,685	658,083

Operating expenses:
Selling, general and administrative expenses	5,692,955	2,890,899	1,867,965
Research and development	352,796	313,657	421,718
Amortization of intangibles	1,025,528	538,110	18,000
Loss on goodwill impairment	-	-	81,013
Operating expenses	7,071,279	3,742,666	2,388,696

Operating loss	(4,873,873)	(2,901,981)	(1,730,613)

Other income (expense):
Interest income	59,976	85,602	55,181
Gain/(Loss) on foreign currency adjustments	(3,526)	-	-
Interest expense	(14,943)	(26,411)	(28,434)

Loss before income taxes	(4,832,366)	(2,842,790)	(1,703,866)

Income taxes	-	-	-
Net loss	$(4,832,366)	$(2,842,790)	$(1,703,866)

Net loss per share, basic and diluted	$(0.37)	$(0.24)	$(0.16)

Weighted average common shares outstanding, basic and diluted	12,891,505	12,010,464	10,895,676

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(4,832,366)	$(2,842,790)	(1,703,866)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,233,016	720,603	127,894
Stock based compensation	1,002,420	118,518	59,223
Loss on goodwill impairment	-	-	81,013
(Increase) decrease in assets:
Accounts receivable	(287,910)	236,897	(225,023)
Inventory	(20,465)	(81,233)	14,150
Prepaid expenses and other assets	(117,221)	(140,640)	(22,701)
Increase (decrease) in liabilities:
Accounts payable	527,327	137,670	242,136
Deferred revenue	1,031,314	-	-
Accrued expenses and other current liabilities	52,208	161,254	2,978
Net cash used by operating activities	(1,411,677)	(1,689,721)	(1,424,196)

Cash flows from investing activities:
Purchase of fixed assets	(136,078)	(107,083)	(328,602)
Purchase of royalty rights	-	-	(90,000)
Business combination	(1,301,670)	-	-
Purchase of other intangible assets	(835,946)	(185,912)	(271,624)
Net cash used by investing activities	(2,273,694)	(292,995)	(690,226)

Cash flows from financing activities:
Repayment of line of credit	-	-	(86,341)
Repayment of long-term debt	(218,200)	(47,920)	(216,555)
Decrease (increase) in restricted cash	240,000	60,000	(300,000)
Borrowings on long-term debt	-	-	270,000
Repayment of capital lease obligations	(33,074)	(30,625)	(10,539)
Issuance of common stock, net	5,545,778	3,296,878	-
Net cash provided (used) by financing activities	5,534,504	3,278,333	(343,435)

Net increase (decrease) in cash and cash equivalents	1,849,133	1,295,617	(2,457,857)
Cash and cash equivalents beginning of year	3,953,482	2,657,865	5,115,722
Cash and cash equivalents end of year	$5,802,615	$3,953,482	2,657,865

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31,

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	10,868,818	$217,376	$12,826,183	$(7,848,775)	$5,194,784

Stock issued for satisfaction of obligations	40,000	800	189,801	-	190,601
Stock based compensation expense	18,000	360	58,863	-	59,223
Net loss	-	-	-	(1,703,866)	(1,703,866)

Balance, December 31, 2004	10,926,818	$218,536	$13,074,847	$(9,552,641)	$3,740,742

Shares issued upon the exercise of warrants and options	999,940	19,999	3,276,879	-	3,296,878
Stock issued to employees as compensation	18,000	360	3,480	-	3,840
Stock issued to a related party for patent defense costs	150,000	3,000	497,000	-	500,000
Stock issued for acquisitions	62,654	1,253	516,269	-	517,522
Stock issued to acquire intangible assets, net of expenses	541,460	10,829	3,894,843	-	3,905,672
Stock based compensation expense	-	-	114,678		114,678
Net loss	-	-	-	(2,842,790)	(2,842,790)

Balance, December 31, 2005	12,698,872	$253,977	$21,377,996	$(12,395,431)	$9,236,542

Shares issued upon the exercise of warrants and options	209,413	4,188	895,320	-	899,508
Stock issued for patent defense costs	47,015	940	455,575	-	456,515
Stock issued for acquisitions	18,704	374	249,626	-	250,000
Issuance of common stock and warrants through private placement, net	552,720	11,055	4,165,216	-	4,176,271
Stock based compensation expense	18,000	360	1,002,060	-	1,002,420
Net loss	-	-	-	(4,832,366)	(4,832,366)
Balance, December 31, 2006	13,544,724	$270,894	$28,145,793	$(17,227,797)	$11,188,890

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security Systems, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, deferred revenue and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engage third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions.

Cash and Cash Equivalents - The Company maintains its cash in bank deposit accounts and short term Certificates of Deposits with original maturities of three months or less. For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Restricted Cash - Restricted cash consisted of a five year certificate of deposit, held as security on a term loan.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2006 the Company established a reserve for doubtful accounts of approximately $74,000 ($14,000 - 2005). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of patented security paper and legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

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

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has three reporting units based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company tests goodwill for impairment annually on December 31, 2006.

Other Intangible Assets -Other intangible assets consists of costs associated with the application, acquisition and defense of our patents, contractual rights to patents and trade secrets associated with our technologies, customer lists and a non-compete agreement obtained as a result of acquisitions. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business. The Company amortizes its other intangible assets over their estimated useful lives. Patents are generally amortized over the remaining legal life, up to 20 years.

Impairment of Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such asset are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

As described in Item 3 -Legal Proceedings and Note 10- Commitments, the Company is engaged in a patent litigation with the European Central Bank (“ECB”). The Company has alleged that all Euro banknotes in circulation infringe on the Company’s European Patent No 0455750B1 (the “Patent”). In response to this suit, the ECB sued the Company in nine national patent courts in Europe to have the Patent invalidated and therefore, nullify the Company’s ability to seek infringement actions. On March 26, 2007, the Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the ECB against the Company. The English Court ruled that the Patent has been deemed invalid in the United Kingdom.

On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany, ruled that the Patent is valid in Germany. As a result of this ruling, the Company may be eligible to be reimbursed by the ECB for a portion of its legal costs associated with the case. The Company has evaluated the effect of these events on the carrying value of its patent assets as of December 31, 2006 under the guidance of FAS 5 “Accounting for Contingencies”. The Company has determined that these events do not provide enough information to change the Company’s assessment of impairment of its related patent assets under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In coming to this determination, the Company believes that the amounts that it is has recorded as a patent asset for the various assets acquired and defense costs in the various jurisdictions in which hearings are being held associated with the ECB litigation are all components of a unitary asset. Accordingly, the Company evaluates impairment on this asset in relation to the overall likelihood that the future cash flows from the litigation support the carrying value of the asset. The Company believes that, as a result of the positive ruling in the German court, the basis for its infringement litigation is intact and no impairment has occurred as a result of these events as of December 31, 2006. As of December 31, 2006, the Company has recorded approximately $4.5 million, with a net carrying value of approximately $3.6 million, for the acquisition cost and legal costs associated with the Patent.

Fair Value of Financial Instruments -Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s capitalized lease obligations and term debt payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2006 and 2005.

Share-Based Payments -Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant, except for modifications of stock option awards, which triggered compensation expense in accordance with provisions of FASB FIN 44 -”Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable, in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. See Note 6 for further detail on the impact of SFAS 123(R) to the Company’s consolidated financial statements.

Revenue Recognition - Sales of custom document security products and printing, retail printing and legal products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which we have determined is the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as deferred revenue.

We recognize royalty revenue from technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

Advertising Costs - The Company expenses all advertising cost as they are incurred. The amount charged to expense during 2006 was approximately $124,000 ($110,000 - 2005; $33,000 - 2004).

Research and Development- Research and development costs are expensed as incurred as defined in SFAS No. 2, Accounting for Research and Development Costs.

Foreign Currency-. Net gains and losses resulting from transactions denominated in foreign currency are recorded as other income or loss.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Earnings Per Common Share - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”), which requires the presentation of basic and diluted earnings per share. Basic earnings per share reflects the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

If the Company had generated earnings during the year ended December 31, 2006, 211,604 (352,987 - 2005, 622,160-2004) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. A total of 924,436 (590,033 - 2005, 1,411,750 -2004) stock options and warrants were outstanding and exercisable with exercise prices below average market price of our Common Stock during 2006.

Concentration of Credit Risk - The Company maintains its cash and cash equivalents in bank deposit accounts and Certificates of Deposit, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

Recent Accounting Pronouncements - In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 on January 1, 2007 will have a material effect on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing whether adoption of SFAS No. 157 will have an impact on our financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quanitfy such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for us as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3. - FIXED ASSETS

            Fixed assets consisted of the following at December 31:

		2006		2005
	Estimated Useful Life	Purchased	Capitalized Under Capital Leases	Purchased	Capitalized Under Capital Leases

Machinery & equipment	5 years	$825,580	$159,469	$487,953	$159,469
Leasehold improvements	19 months (1)	119,438	-	115,920	-
Furniture & fixtures	7 years	95,838	-	71,700	-
Software & website	3 years	101,073	-	89,505	-

Total cost		$1,141,929	$159,469	$765,078	$159,469
Less accumulated depreciation		585,799	77,867	425,510	47,842

Net		$556,130	$81,602	$339,568	$111,627

(1) Expiration of lease term

Depreciation expense for assets under capital leases was $30,025 for the year ended December 31, 2006 ($30,025 - 2005, 17,817 - 2004).

NOTE 4. - INTANGIBLE ASSETS

Goodwill - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. During 2004, the Company recorded a goodwill impairment charge of $81,000 in its printing segment. During 2006, the Company recorded goodwill of approximately $685,000 associated with its acquisition of the assets of Plastic Printing Professionals. As of December 31, 2006, the Company’s goodwill of approximately $1,397,000 consists of approximately $81,000 attributable to the legal segment and approximately $1,316,000 attributable to the document security products and printing segment. Of that total, approximately $685,000 is expected to be deductible for tax purposes, to the extent that the Company generates taxable income. The Company determined that there was no impairment at December 31, 2006 and 2005.

Other Intangible Assets - The Company’s other intangible assets consists of costs associated with the application, acquisition and defense of our patents, contractual rights to patents and trade secrets associated with our technology, customer lists and a non-compete agreement as a result of acquisition. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business.

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

On an ongoing basis, the Company submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT). The Company capitalizes these costs and amortizes them over the patents’ estimated useful life. In addition, the Company has incurred costs associated with the defense of its right to use its patents. The Company has determined that in some cases it will need to use the court systems in the jurisdictions of its patents to protect the rights of its patents against infringers, and therefore, may incur substantial costs for these proceedings. The Company capitalizes these costs as an increase to the cost basis of its patent assets to be amortized over the remaining estimated useful life of the patent. The Company periodically evaluates whether the patent defense will be successful or unsuccessful. If it determines that its defense will likely not be successful, then the defense costs are expensed in that period and an impairment charge will likely be taken to write down the associated patent asset to its fair value. Recoverability was reconsidered based on legal proceedings that occurred in March 2007 (see Note 14). The Company determined that there was no impairment at December 31, 2006 and 2005.

In September 2005, the Company acquired a customer list with an estimated fair value of $41,000 from Secured Document Systems.

In February 2006, the Company acquired intangible assets associated with its acquisitions of the assets of Plastic Printing Professional. These intangible assets were valued at $625,000 by an independent valuation firm and consist of customer lists, trade name and brand, and a non-compete agreement.

Other intangible assets are comprised of the following at December 31:

		2006			2005
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$54,000	$36,000	$90,000	$36,000	$54,000
Other intangibles	5 years	666,300	149,036	517,264	41,000	1,467	39,533
Patent and contractual rights	Varied (1)	6,212,400	1,376,100	4,836,300	4,634,071	518,642	4,115,429
		$6,968,700	$1,579,136	$5,389,564	$4,765,071	$556,109	$4,208,962

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent.
As of December 31, 2006 the weighted average remaining useful life of these assets in service was 4.8 years.

Actual amortization for 2004, 2005 and 2006 and expected amortization for each of the next five years is as follows:

2004 Actual	$18,000
2005 Actual	$538,000
2006 Actual	$1,026,000

Expected:
2007	$1,254,000
2008	$1,251,000
2009	$1,233,000
2010	$1,230,000
2011	$254,000
Thereafter	$168,000

$5,390,000

NOTE 5. - LONG-TERM DEBT

Long term debt at December 31, 2005 consisted of a five year note payable in monthly installments of $5,230, including interest at 6.0%, through 2009. The note was secured by a $240,000 certificate of deposit held by the lender and classified as restricted cash on the accompanying consolidated balance sheet. As of December 31, 2005, $50,891 was classified as current. The loan was paid in full by the Company during 2006.

NOTE 6. - STOCKHOLDERS’ EQUITY

Issuances of Common Stock and Warrants

Stock Issued for Services - In August 2005, the Company issued 150,000 unregistered shares of Common Stock in exchange for the payment of $500,000 of the Company’s legal expenses that it will incur during the Company’s lawsuit with the European Central Bank. Pursuant to this transaction, the Company recorded a $500,000 other asset that will be reclassified to patent assets as payments are made on behalf of the Company. The cash value of the contract of $500,000 was deemed more readily determinable fair value than the shares of Common Stock that were be issued but are not tradable for two years from the date of their issuance.

During the year ended December 31, 2004, the Company issued 40,000 shares of its Common Stock as satisfaction of outstanding debt valued at $190,601.  The shares were valued at $4.76 per share, which equaled the market value of the Company’s Common Stock on the date of grant.

 Stock Issued with Business Combination -In February 2006, the Company issued 18,704 of its Common Stock plus additional costs related to the acquisition of substantially all of the assets of Plastic Printing Professionals (See Note 7). The value of the shares of Common Stock was determined based upon the quoted market price of the Company’s Common Stock 2006 of $13.36 per share.

In September 2005, the Company purchased 100% of the Common Stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its Common Stock, valued at $518,000 plus additional costs related to the transaction. The value of the shares of Common Stock was determined based upon the quoted market price of the Company’s Common Stock on September 9, 2005 of $8.26 per share. SDS is an entity that holds various licensing and marketing rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website ProtectedPaper.Com which sells secured document solutions, including the Company’s safety paper.

Stock Issued for Patent Defense Costs - On November 14, 2006, the Company entered into an stock payment agreement with McDermott Will & Emery LLP (“MWE”), its lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allows the Company to use its common stock to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB litigation, not to exceed $1.2 million in stock. Initially, 47,015 restricted shares were issued to MWE on December 6, 2006 under the agreement to cover all outstanding MWE legal fees of approximately $457,000 that were incurred through September 2006.

Stock Issued in Private Placement - On December 26, 2006, the Company sold 94 units at a price of $50,000 per unit for gross cash proceeds of $4,700,000, consisting of 552,720 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 276,360 shares of our common stock, at an exercise price of $11.75 per share. The portion of the proceeds allocable to the warrants was determined using the Black-Scholes option pricing model to be $1,360,736. The Company incurred placement agent fees associated with the offering equal to 9% commissions and 1% non-accountable fees of $470,000, and issued the placement agent a five-year warrant to purchase up to 55,272 shares of our common stock, at an exercise price of $11.75. The fair market value of these warrants was determined using the Black-Scholes option pricing model at $272,147. Additional costs related to the transaction amounted to approximately $54,000 resulting in net proceeds of approximately $4,176,000.

Stock Warrants -During 2006, the Company received approximately $900,000 in proceeds from the exercise of 209,413 warrants.

On June 16, 2006, the Company issued to International Barcode Corporation (d/b/a Barcode Technology)(“BTI”), a warrant to purchase 500,000 shares of the Company’s common stock, $0.02 par value per share, at a price of $10.00 per share vesting over approximately one year and with an expiration date of June 16, 2007. The fair value of the warrants amounted to $890,000 utilizing Black Scholes pricing model. This value is being recognized as the warrants vest. During the year ended December 31, 2006, the Company has recognized approximately $668,000 of expense related to these warrants. The warrants were issued in conjunction with an agreement that provides BTI with the exclusive right to market, sell and manufacture DSS technologies, products and processes for all security-related applications for government and commercial use in China.

The following is a summary with respect to warrants outstanding at December 31, 2006 and 2005 and activity during the years then ended:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	296,783	$4.10	1,405,000	$3.72

Granted during the year	831,632	$10.70	-	$-
Exercised, including forfeited upon cashless exercise	204,597	$4.39	1,078,217	$3.71
Lapsed	-	$-	30,000	$3.00

Outstanding at December 31	923,818	$9.96	296,783	$4.10

Weighted average months remaining
		26.3		33.0

The following table summarizes the warrants outstanding and exercisable as of December 31, 2006:

	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00-$4.99	59,375	1.3	$2.38	59,375	1.3	$2.38
$5.00-$7.75	32,811	2.0	$5.00	32,811	2.0	$5.00
$7.76-$11.75	831,632	2.3	$10.70	581,632	3.0	$11.00

	923,818			673,818

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

The Company has adopted the 2004 Employees’ Stock Option Plan (the “2004 Plan”) to provide for the grant of options, restricted stock and other forms of equity to employees and consultants, including executive officers. A total of 1,200,000 shares of Common Stock are authorized to be issued under the 2004 Plan. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not so qualify (“Non-ISOs”). The 2004 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Compensation Committee has full authority to interpret the 2004 Plan and to establish and amend rules and regulations relating thereto.

The Company also adopted The Non-Executive Director Stock Option Plan (the “Director Plan”), which provides for options for up to 100,000 shares to non-executive directors and advisors. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors and (b) 5,000 shares of our common stock shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director who has not served as a director for the entire year immediately prior to January 2nd shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.

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

The compensation cost that has been charged against income for options granted under the plans was approximately $211,000 for the year ended December 31, 2006. The impact of these expenses to basic and diluted loss per share was approximately $0.02 during the year. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as non-ISO’s, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s Common Stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result, for the year ended December 31, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued and exercised as ISO’s.

In December 2005, the Company’s compensation committee approved an acceleration of all unvested options at that time. Pursuant to this, the Company recorded stock based compensation expense based on the intrinsic value of in-the-money options and an estimate of the employees that would terminate prior to the original vesting that would receive a benefit from the acceleration. As of that date, the Company’s estimate of the benefit was $78,000, which was recorded as stock based compensation expense. During 2006, the Company adjusted its estimate of the benefit and recorded an additional $8,000 of stock based compensation expense related to the acceleration. As of December 31, 2006, there remained an additional $174,000 of potential expense that would be recorded if actual forfeiture results differ from management’s estimates.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the weighted average assumptions noted in the following table.

	2006		2005		2004

Volatility	51.0%		45%		79%
Expected option term	3.1	years	3.4	years	5	years
Risk-free interest rate	4.4%		4.0%		4.0%
Expected dividend yield	0%		0%		0%

Expected volatilities are calculated based on the historical volatility of the Company’s stock since its listing on the American Stock Exchange on April 21, 2004. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected life of options represents the period of time that options granted are expected to be outstanding determined using the average between the date of vesting and termination. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of a 5-year U.S. Treasury note in effort on the date of the grant.

A summary of the status of the options granted under the 2004 Plan and the Director Plan, respectively, is presented below:

	2004 Employee Plan			Non-Executive Director Plan

	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(years)			(years)
Outstanding at December 31, 2004	63,000	$6.48		23,750	$4.59
Granted	224,000	8.45		12,500	7.14
Exercised	10,000	7.14		-	-
Forfeited	-
Outstanding at December 31, 2005	277,000	8.38		36,250	5.99
Granted	70,000	10.09		20,000	12.65
Exercised	-			-	-
Forfeited	51,000	9.99		-	-
Outstanding at December 31, 2006:	296,000	8.17		56,250	8.02
Exercisable at December 31, 2006:	246,000	$7.79		36,250	$5.47

Aggregate Intrinsic Value of outstanding options at December 31, 2006	$848,760		3.8	$435,695		3.1
Aggregate Intrinsic Value of exercisable options at December 31, 2006	$814,260		3.9	$298,475		2.6

The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $4.28 ($3.09 during the year ended December 31, 2005). There were no options exercised during the year ended December 31, 2006 and 10,000 options exercised in 2005 with a grant date fair value of $27,000.

The following table summarizes the status of the Company’s non-vested options under the stock option plans:

	Number of Non-vested Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested as of December 31, 2005	10,000	$3.68
Non-vested granted- 2006	70,000	4.33
Vested - 2006	10,000	3.68
Forfeited - 2006	-	-

Non-vested as of December 31, 2006	70,000	$4.33

As of December 31, 2006, there was approximately $220,000 of unrecognized compensation cost related to stock options granted under the 2004 Employees’ Stock Option Plan and there was no unrecognized compensation cost related to non-vested options granted under the Non-Executive Director plan to be recognized over a weighted average period of 1.5 years. The total fair value of options that vested during the year- ended December 31, 2006 was $36,800 ($115,000 during the year ended December 31, 2005).

Pro-Forma Stock Compensation Expense:

For the year ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during year ended December 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	Year Ended December 31, 2005		Year Ended December 31, 2004
	$ Amount	$ Per share	$ Amount	$ Per share

Net loss, as reported	$(2,842,790)	$(0.24)	$(1,703,866)	$(0.16)
Less: Stock based compensation due to acceleration of options per APB 25	77,876	0.01	-	-
Increase in loss due to fair value of employee options	(488,581)	(0.04)	(144,910)	(0.01)

Net loss, pro-forma	$(3,253,495)	$(0.27)	$(1,848,776)	$(0.17)

The following table summarizes the aggregate stock options under both plans, outstanding and exercisable, as of December 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.20-$5.00	13,750	2.0	$3.57	13,750	2.0	$3.57
$5.01-$9.00	248,500	3.5	$7.49	248,500	3.6	$7.49
$9.01-$12.91	90,000	4.7	$10.80	20,000	5.0	$10.19

	352,250			282,250

Restricted Stock Issued to Employees - Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation Committee. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on our historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock.

During the year ended December 31, 2002, the Company granted to employees rights to 96,000 shares of Common Stock.  The stock rights vest 25% per year over a four-year period.  The market value of the shares at the date of grant was $.14 per share or $13,000, and is being recorded as compensation expense over the vesting period.  Compensation expense for the year ended December 31, 2006 related to these shares amounted to $3,840 ($3,840 - 2005, $3,840 - 2004).  During the year ended December 31, 2006, 18,000 shares vested and were issued to the employees (18,000 shares in 2005).

On June 26, 2006, the Company granted 65,000 in restricted stock to employees, including 50,000 to its President. The restricted shares vest over 3 years beginning on the grant date. The fair market value of these restricted shares was approximately $700,000 based on the closing market price of the Company’s stock of $10.77 on the day immediately prior to the grant date. The Company will recognize compensation costs associated with these restricted shares over the vesting periods, of which approximately $117,000 was recognized during the year ended December 31, 2006 ($0 - 2005, $0 - 2004).

On December 20, 2006, the Company granted 310,000 in restricted stock to the Company’s President pursuant to the Company’s Employee Stock Option Plan, which vest as follows: 250,000 shares that vest only upon a Change of Control of the Issuer and 60,000 shares that vest only upon the attainment of certain performance goals during 2007 as indicated in his employment agreement with the Company. The fair market value of these restricted shares was $3,159,000 based on the closing market price of the Company’s stock of $10.19 on the day immediately prior to the grant date. No compensation costs has been recognized as of December 31, 2006.

The following is a summary with respect to restricted stock outstanding at December 31, 2006:

	Shares	Weighted- average Grant Date Fair Value

Restricted shares outstanding, December 31, 2005	-	$-
Restricted shares granted	375,000	10.29
Restricted shares vested	-
Restricted shares forfeited	-
Restricted shares outstanding, December 31, 2006	375,000	$10.29

As of December 31, 2006, there was approximately $3.7 million of unrecognized compensation cost related to employee unvested restricted stock. Approximately $580,000 of this amount will be recognized over the remaining vesting period of 2.5 years. The remaining amount will be recognized over the vesting period when vesting becomes probable, which the Company could not predict as December 31, 2006.

NOTE 7.  -Business Combinations

Plastic Printing Professionals, Inc.

On February 7, 2006, the Company acquired substantially all of the assets of Plastic Printing Professionals, Inc. (“P3”) for $1.25 million in cash, 18,704 shares of the Company’s Common Stock valued at $250,000 and the assumption of certain liabilities. The cash portion of the purchase price was paid using the Company’s cash on hand. P3 is a security printer specializing in plastic cards containing security technologies. P3 has 25 full-time employees and had sales of approximately $2.7 million in 2005. Commencing on February 7, 2006, the results of P3’s operations are included in the consolidated financial statements of the Company. The Company accounted for the acquisition as a business combination under FASB 141 “Business Combinations”. During the quarter ended June 30, 2006, the Company revised its allocations from its preliminary estimates based upon the receipt of a valuation report that resulted in an increase in the amount allocated to acquired intangibles and a corresponding decrease in the amount allocated to goodwill of $225,000. The purchase price has been allocated based on the estimated fair market value of the assets acquired and liabilities assumed as follows:

Accounts receivable	$166,000
Inventory & pre-paid assets	83,000
Fixed assets	258,000
Identified intangible assets	625,000
Goodwill	685,000
Total Assets	$1,817,000

Liabilities Assumed	$(265,000)
Total Purchase Price	$1,552,000

Set forth below is the unaudited pro forma revenue, operating loss, net loss and loss per share of the Company as if P3 had been acquired by the Company as of January 1, 2004:

	Twelve Months Ended December 31,

	2006	2005	2004
Revenue	$5,084,530	$4,417,684	$4,180,759
Operating Loss	(4,878,643)	(2,840,703)	$(1,729,570)
Net Loss	(4,836,690)	(2,781,512)	$(1,702,823)
Basic and diluted loss per share	(0.38)	(0.23)	(0.16)

Secured Document Systems, Inc.

On September 9, 2005, the Company purchased 100% of the Common Stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its Common Stock plus additional costs related to the transaction. The value of the shares of Common Stock was determined based upon the quoted market price of the Company’s Common Stock on September 9, 2005 of $8.26 per share. SDS is an entity that holds various licensing and marketing rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website ProtectedPaper.Com which sells secured document solutions, including the Company’s safety paper. Commencing on September 1, 2005, the results of SDS’s operations are included in the consolidated financial statements of the Company. The Company accounted for the acquisition as a business combination under FASB 141 “Business Combinations”. Included in the assets acquired is a receivable of approximately $84,000 from the Estate of Ralph Wicker, which is deemed a related party to an officer of the company. The Company expects to collect the entire amount of this receivable.

The presentation of pro-forma results for 2005 and 2004 as if the acquisition of SDS had occurred at the beginning of each reporting period would not be material for the consolidated entity. The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed as follows:

Accounts Receivable	$7,000
Inventory	5,000
Fixed Assets	3,000
Related party royalty receivable	84,000
Customer list	41,000
Goodwill	428,000
Total Assets	$568,000
Liabilities Assumed	$(2,000)
Total Purchase Price	$566,000

NOTE 8. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

	2006	2005	2004
Currently payable:
Federal	$0	$0	$0
State	0	0	0
Total currently payable	0	0	0
Deferred:
Federal	(1,258,295)	(1,583,066)	(639,106)
State	(300,071)	(377,520)	(98,491)
Total deferred	(1,558,366)	(1,960,586)	(737,597)
Less increase in allowance	1,558,366	1,960,586	737,597
Net deferred	0	0	0
Total income tax provision (benefit)	$0	$0	$0

Individual components of deferred taxes are as follows:

Deferred tax assets:	2006	2005	2004
Net operating loss carry forwards	$4,860,723	$3,625,875	$1,559,550
Depreciation and amortization	-	57,786	34,779
Equity issued for services	460,318	93,316	247,380
Other	70,223	30,880	5,562
	5,391,264	3,807,857	1,847,271
Less valuation allowance	(5,366,222)	(3,807,857)	(1,847,271)
Gross deferred tax assets	25,042	0	0

Deferred tax liabilities:
Depreciation and amortization	$25,042	$0	$0
	$25,042	$0	$0
Net deferred tax assets	$0	$0	$0

The Company has approximately $12,788,000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income, of which approximately $1,412,000 is subject to change of control limitations that generally restricts the utilization of the NOL per year and $2,281,000 of the NOL will be allocated to contributed capital when subsequently realized. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the net deferred tax asset to zero. A portion of the net operating loss carryforward, amounting to approximately $308,000, relates to tax deductions for options and warrants exercised subsequent to the implementation of SFAS 123(R), which are not included in the determination of the deferred tax asset above and will be recognized in accordance with SFAS 123(R) when realized for tax purposes. These carryforwards expire at various dates from 2022 through 2026.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2006	2005	2004
Statutory United States federal rate	(34)%	(34)%	(34)%
State income taxes net of federal benefit	(4)	(5)	(5)
Permanent differences	6	1	(5)
Equity based compensation differences	-	(32)
Expiration of net operating loss carryforwards	-	-	87
Change in valuation reserves	32	70	(43)

Effective tax rate	-%	-%	-%

NOTE 9. - DEFINED CONTRIBUTION PENSION PLAN

The Company established an Employee savings plan (the “401(k) Plan in 2006 which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employee’s hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. Prior to 2006, the Company sponsored a simple individual retirement account (the “Simple IRA Plan”) covering all eligible employees.  Pursuant to the 401(k) Plan, employees may elect to defer a portion of their salary on a pre-tax basis.  For employees who participated in the plan, the Company matched the employer’s contribution in 2006 pursuant to the Safe Harbor Provisions of Section 401(k) of the Internal Revenue Code up to 4% and in 2005 up to 3% of the employee’s annual compensation.  During the year ended December 31, 2006, the Company contributed approximately $53,000 to the 401(k) plan ($11,000 - 2005, $11,000 -2004) pursuant to the Simple IRA Plan).

NOTE 10. - COMMITMENTS

Facilities - The Company leases a total of approximately 12,200 square feet of office space for its administrative offices, its printing facilities and legal supplies business at a monthly rental aggregating approximately $12,300. The leases expire through November 2010.

Equipment Leases  - The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. The leases expire through September 2010.

A summary of lease commitments at December 31, 2006 are as follows:

		Operating Leases
	Capital Leases	Equipment	Facilities

Payments made in 2006	$42,146	$73,370	$140,751
Future minimum lease commitments:
2007	40,649	55,643	127,397
2008	32,354	39,801	152,186
2009	21,537	36,335	112,921
2010		29,939	114,304
2011	-	6,271	121,655
Thereafter		-	10,315
Total future minimum lease commitments	$94,540	$167,989	$638,778

Less amount representing interest	(9,309)
Present value of future minimum lease
commitments	85,231
Less current portion	(34,814)

Long term portion	$50,417

Employment agreements -The Company has employment agreements having terms in excess of one year with four of its executives with terms ranging from three to five years through June 2009. All of the agreements provide for severance payments of 18 months of salary in the event of termination for certain causes. As of December 31, 2006, the minimum annual severance payments under these employment agreements is, in aggregate, approximately $667,000.

Restricted stock agreements- The Company has granted 250,000 of restricted shares to its President (See Note 6) that vest only upon a Change of Control of the Issuer. The fair market value of these restricted shares was $2,548,000 based on the closing market price of the Company’s stock of $10.19 on the day immediately prior to the grant date.

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

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of December 31, 2006, there have been no settlement amounts related to these agreements.

Legal Proceedings.On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We will seek all remedies available to us under the law. In November 2005, the European Central Bank filed its answer to our complaint asserting mostly procedural and jurisdictional arguments. The ECB contended that the proper venue was not in the Court of First Instance, but rather in each individual country that is a member of the ECB. We responded to the European Central Bank’s answer in late December 2005, arguing that the Court of First instance was the proper venue. The parties are awaiting the ruling from the Court of First Instance.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. The main basis of the ECB’s claim as to invalidity is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution, which in Europe is a ground of invalidity. On January 22, 2007, the trial regarding the Patent’s validity in the United Kingdom commenced in the High Court of Justice, Chancery Division, Patents Court in London, England and concluded on January 30, 2007. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the European Central Bank (the “ECB”) against us. The English Court ruled that European Patent No 0455750B1 (the “Patent”), that was awarded to us by the European Patent Office Technical Board of Appeal, has been deemed invalid in the United Kingdom. The Court’s decision does not affect the validity of the Patent in other European countries. We will review our options with respect to the appeal of this decision. As a result of this ruling, the company may be liable to reimburse the ECB of a portion of the ECB's legal costs associated with the case, which the ECB has initially listed as up to £621,000 (approximately $1.2 million) of which no more than 80% is typically eligible for reimbursement. The company intends to seek to limit the reimbursement based on the facts and circumstances of the case. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany, ruled that the Patent is valid in Germany. The ruling in Germany, finding that the Patent is valid, is significant because it validates the legal basis of the Company's infringement suit against the ECB. Additional trials regarding validity are expected to commence in the seven other countries during 2007 and 2008.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. And Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. And Andrew Mctaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, misappropriation of trade secrets, and various business torts, including unfair competiton. Adler distributes and supplies anti-counterfeit currency devices and Mr. McTaggert is a principal of Adler, which is a former licensee of certain of our technology. Adler had entered into several agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These agreements, generally, authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including “Archangel,” an anti-copy technology, and “Blockade,” which creates a wave pattern on documents when they are reproduced or scanned. It is our contention, among other things, that Adler has breached these agreements, failed to make an appropriate accounting and payments under these agreements, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against our company, claiming Adler owns or co-owns or has a license to use certain technologies of ours, including several U.S. patents. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggart’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contenting that our acquisition of certain patents and technology from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. We have denied the material allegations of all of the counterclaims. If Adler is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

NOTE 11. - SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2005	2004

Cash paid for interest	$15,000	26,000	28,000

Non-cash investing and financing activities:
Equity issued for patent defense costs	$457,000	500,000	-
Equity issued for acquisition	$250,000	518,000	-
Equity issued for other intangible assets	$-	3,906,000	-
Equipment purchased via capital lease	$-	-	159,000
Equity instruments issued to satisfy obligations	$-	-	191,000

NOTE 12. - SEGMENT INFORMATION

The Company’s businesses are organized, managed and internally reported as four operating segments. Three of these operating segments, Document Security Systems, Plastic Printing Professionals and Patrick Printing, respectively, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets. Consistent with the Company’s strategic initiative to increase its focus on servicing the end-user of secure documents, the Company has reorganized Patrick Printing, which was formerly considered a separate reportable segment, to concentrate its internal printing capabilities for these end-users. While Patrick Printing continues to offset its costs and utilize its capacity with retail copying and printing work, the Company determined that it was appropriate to aggregate this segment with its other document production and security companies because of the similarities in the nature of their products and production and sales processes and types of customers. Thus, for the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131- “Disclosures about Segments of an Enterprise and Related Information”. Prior period amounts have been reclassified to reflect the change in reporting segments and all inter-company transactions are eliminated. A summary of the two segments is as follows:

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

Approximate information concerning the Company’s operations by reportable segment as of and for the year ended December 31, 2006, 2005 and 2004 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2006	Legal Supplies	Document Security & Production	Corporate	Total

Revenues from external customers	$631,000	$4,203,000	$-	$4,834,000
Interest Expense	-	7,000	8,000	15,000
Depreciation and amortization	11,000	1,134,000	88,000	1,233,000
Expenses settled via equity instruments	-	799,000	203,000	1,002,000
Operating (loss) profit	(24,000)	(2,745,000)	(2,105,000)	(4,874,000)
Capital Expenditures	34,000	1,634,000	11,000	1,679,000
Identifiable assets	247,000	8,370,000	5,849,000	14,466,000

2005

Revenues from external customers	$525,000	$1,225,000	$-	1,750,000
Interest Expense	1,000	22,000	3,000	26,000
Depreciation and amortization	1,000	633,000	87,000	721,000
Expenses settled via equity instruments	-	100,000	19,000	119,000
Goodwill impairment	-	-	-	-
Operating (loss) profit	29,000	(1,446,000)	(1,485,000)	(2,902,000)
Capital Expenditures	14,000	5,199,000	3,000	5,216,000
Identifiable assets	195,000	5,809,000	4,329,000	10,333,000

2004

Revenues from external customers	$490,000	$1,105,000	$-	1,595,000
Interest Expense	8,000	16,000	4,000	28,000
Depreciation and amortization	13,000	97,000	18,000	128,000
Expenses settled via equity instruments	-	169,000	81,000	250,000
Goodwill impairment	-	81,000	-	81,000
Operating (loss) profit	10,000	(786,000)	(955,000)	(1,731,000)
Capital Expenditures	-	704,000	145,000	849,000
Identifiable assets	159,000	1,362,000	3,096,000	4,617,000

International revenue, which consists of sales to customers with operations in Western Europe, Latin America, Africa, Mddle East and Asia comprised 11% of total revenue for 2006, and less than 1% of total revenue for 2005 and 2004, respectively. Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers No single customer accounted for 10% or more of the Company’s total revenue or one of its segment’s revenue for the year ended December 31, 2006. At December 31,2006t, one customer accounted for 23% and one customer accounted for 12%, respectively, of the Company’s trade accounts receivable balance. . In 2005, the Company derived 51% of its document security revenue (22% of total revenue) from one customer of which $31,000 was in accounts receivable (19% of total) as of December 31, 2005.

NOTE 13. - RELATED PARTY TRANSACTIONS

On August 26, 2005, we agreed to issue 150,000 of restricted shares to Strategic Resource Advisory Services (“SRAS”), a subsidiary of IDT Corporation, in exchange for the payment of up to $500,000 of our legal expenses that we will incur during our lawsuit against the European Central Bank. IDT Corporation is a related party to a member of the Company’s Board of Directors. Pursuant to this transaction, we recorded a $500,000 other asset that will be reclassified to patent assets as payments are made by SRAS on behalf of the Company. The cash value of the contract of $500,000 was deemed more readily determinable fair value than the shares of Common Stock that were issued but are not tradable for two years from their date of issuance. As of December 31, 2006, $91,000 is included in prepaid expenses related to this item ($136,000 - 2005).

On December 26, 2006, the Company sold 94 units at a price of $50,000 per unit for gross cash proceeds of $4,700,000, consisting of 552,720 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 276,360 shares of our common stock, at an exercise price of $11.75 per share (See Note 6). A portion of the proceeds were generated by Fagenson & Co., Inc. acting as placement agent for the offering. Fagenson and Co., Inc. is a related party to a member of the Company’s Board of Directors. Pursuant to the Company’s placement agent fee arrangement, the Company paid approximately $230,000 to Fagenson and Co., Inc.

NOTE 14. - SUBSEQUENT EVENTS

As described in Item 3 -Legal Proceedings and Note 10- Commitments, the Company is engaged in a patent litigation with the European Central Bank (“ECB”). The Company has alleged that all Euro banknotes in circulation infringe on the Company’s European Patent No 0455750B1 (the “Patent”). In response to this suit, the ECB sued the Company in nine national patent courts in Europe to have the Patent invalidated and therefore, nullify the Company’s ability to seek infringement actions.

On March 26, 2007, the Court of Justice, Chancery Division, Patents Court in London, England issued its decision in the patent invalidity lawsuit brought by the ECB against the Company. The English Court ruled that the Patent that was awarded to us by the European Patent Office Technical Board of Appeal, has been deemed invalid in the United Kingdom. As a result of this ruling, the Company may be liable to reimburse the ECB of a portion of the ECB’s legal costs associated with the case. Initially, the ECB has listed approximately £621,000 (approximately $1.2 million dollars) of applicable costs, of which no more than 80% is typically eligible for reimbursement. The Company intends to seek a significant reduction of any reimbursement based on the fact and circumstances of the court hearing. The Company intends to appeal the decision. As of the date this 10-K, the Company cannot estimate the eventual amount, if any, that may be due to the ECB as a result of this ruling. The Company has evaluated this events under the guidance of FAS 5 “Accounting for Contingencies” and determined that due to the uncertain measurement of the amounts that would be due under the United Kingdom ruling that an accrual of a loss contingency was not warranted as of December 31, 2006. The Company will record this amount in expense in the period in which the amount, if any, is probable and reasonably estimatable.

On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany, ruled that the Patent is valid in Germany. As a result of this ruling, the Company may be eligible to be reimbursed by the ECB for a portion of its legal costs associated with the case. As of the date of this 10-K, the Company cannot estimate the eventual amount, if any, that may be received from the ECB as a result of this ruling. The ECB has stated that it intends to appeal the decision. This ruling is significant since it validates the legal basis of the Company’s infringement suit against the ECB. The Company will record this amount in other income in the period in which the amount, if any, is finalized by the court.

The Company has evaluated the effect of these events on the carrying value of its patent assets as of December 31, 2006 under the guidance of FAS 5 “Accounting for Contingencies”. The Company has determined that these events do not provide enough information to change the Company’s assessment of impairment of its related patent assets under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In coming to this determination, the Company believes that the amounts that it is has recorded as a patent asset for the various assets acquired and defense costs in the various jurisdictions in which hearings are being held associated with the ECB litigation are all components of a unitary asset. Accordingly, the Company evaluates impairment on this asset in relation to the overall likelihood that the future cash flows from the litigation support the carrying value of the asset. The Company believes that, as a result of the positive ruling in the German court, the basis for its infringement litigation is intact and no impairment has occurred as a result of these events as of December 31, 2006. As of December 31, 2006, the Company has recorded approximately $4.5 million, with a net carrying value of approximately $3.6 million, for the acquisition cost and legal costs associated with the Patent.

NOTE 15. - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2006. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Revenue, net
Security printing & products	$911,000	$849,000	$1,089,000	$672,000	$290,000	$222,000	$346,000	$286,000
Royalties	339,000	247,000	76,000	20,000	15,000	28,000	24,000	14,000
Legal products	147,000	168,000	145,000	171,000	148,000	123,000	121,000	133,000
Total Revenue	1,397,000	1,264,000	1,310,000	863,000	453,000	373,000	491,000	433,000

Costs of revenue
Security printing & products	616,000	582,000	647,000	442,000	$150,000	130,000	215,000	141,000
Legal products	88,000	86,000	72,000	104,000	86,000	57,000	45,000	85,000
Total cost of revenue	704,000	668,000	719,000	546,000	236,000	187,000	260,000	226,000

Gross profit
Security printing & products	295,000	267,000	442,000	230,000	140,000	92,000	131,000	145,000
Royalties	339,000	247,000	76,000	20,000	15,000	28,000	24,000	14,000
Legal products	59,000	82,000	73,000	67,000	62,000	66,000	76,000	48,000
Total gross profit	693,000	596,000	591,000	317,000	217,000	186,000	231,000	207,000

Selling, general and administrative
General and administrative	$487,000	$437,000	$434,000	$328,000	$304,000	$174,000	$136,000	$152,000
Stock based payments	411,000	311,000	253,000	27,000	89,000	10,000	10,000	10,000
Professional Fees	171,000	212,000	378,000	359,000	205,000	156,000	167,000	231,000
Sales and marketing	466,000	232,000	235,000	171,000	218,000	215,000	142,000	199,000
Depreciation and amortization	17,000	18,000	28,000	29,000	32,000	22,000	28,000	12,000
Other	220,000	224,000	118,000	126,000	87,000	97,000	107,000	88,000
Research and development	90,000	94,000	96,000	73,000	75,000	79,000	80,000	80,000
Amortization of intangibles	262,000	276,000	268,000	220,000	267,000	135,000	131,000	5,000

Total Operating Expenses	2,124,000	1,804,000	1,810,000	1,333,000	1,277,000	888,000	801,000	777,000
Total other income (loss), net	4,000	4,000	12,000	21,000	13,000	24,000	17,000	6,000
Net loss	$(1,427,000)	$(1,204,000)	$(1,207,000)	$(995,000)	$(1,047,000)	$(678,000)	$(553,000)	$(564 ,000)
Net loss per share, basic and diluted	(0.11)	(0.09)	(0.09)	(0.08)	(0.08)	(0.06)	(0.05)	(0.05)
Weighted average common shares outstanding, basic and diluted	12,958,375	12,920,315	12,850,491	12,803,861	12,463,462	12,285,029	12,100,413	11,167,096

NOTE 16. - VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions	Balance At End Of Year

Allowance for doubtful accounts
2004	$6,900	$6,800	$-	$13,700
2005	$13,700	$3,000	$3,000	$13,700
2006	$13,700	$64,800	$5,000	$73,500

Deferred tax asset valuation allowance
2004	$1,074,395	$-	$(772,876)	$1,847,271
2005	$1,847,271	$-	$($1,960,586)	$3,807,857
2006	$3,807,857	$-	$($1,558,365)	$5,366,222

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 29, 2007	By:	/s/ Patrick White
Patrick White Chairman and Chief Executive Officer

              In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2007	By:	/s/ Patrick White
Patrick White Chairman and Chief Executive Officer

March 29, 2007	By:	/s/ Peter Ettinger
Peter Ettinger President and Director

March 29, 2007	By:	/s/ Philip Jones
Philip Jones Principal Accounting Officer

March 29, 2007	By:	/s/ Thomas Wicker
Thomas Wicker Vice President and Director

March 29, 2007	By:	/s/ Timothy Ashman
Timothy Ashman Director

March 29, 2007	By:	/s/ Robert Fagenson
Robert Fagenson Director

March 29, 2007	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

March 29, 2007	By:	/s/ Alan E. Harrison
Alan E. Harrison Director