Form 10-Q
period 2007-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2007-05-15
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

1-32146

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State of incorporation)	(IRS Employer Identification Number)

28 Main Street East, Suite 1525
Rochester, NY 14614[Missing Graphic Reference]
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

Applicable only to corporate issuers

As of May 10, 2007 (the most recent practicable date), there were 13,678,966 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,439,785	$5,802,615
Accounts receivable, net of allowance
of $74,000 ($74,000 -2006)	1,018,562	618,622
Inventory	316,579	239,416
Prepaid expenses and other current assets	229,211	224,782
Total current assets	6,004,137	6,885,435

Fixed assets, net	619,135	637,732
Other assets	158,370	156,734
Goodwill	1,396,734	1,396,734
Other intangible assets, net	6,142,182	5,389,564

Total Assets	$14,320,558	$14,466,199

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,444,994	$1,283,503
Accrued expenses & other current liabilities	914,722	877,261
Deferred revenue	603,499	564,439
Current portion of capital lease obligations	33,093	34,814
Total current liabilities	2,996,308	2,760,017

Long-term capital lease obligations	42,417	50,417

Long-term deferred revenue	385,954	466,875

Commitments and Contingencies (see Note 7)

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized,
13,612,597 shares issued and outstanding
(13,544,724 in 2006)	272,252	270,894
Additional paid-in capital	29,061,367	28,145,793
Accumulated deficit	(18,437,740)	(17,227,797)
Total stockholders' equity	10,895,879	11,188,890

Total Liabilities and Stockholders' Equity	$14,320,558	$14,466,199

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2007	2006
Revenue
Security printing	$1,112,352	$656,038
Royalties	298,796	36,614
Digital solutions	162,802	-
Legal products	175,682	170,058
Total Revenue	1,749,632	862,710

Costs of revenue
Security printing	555,540	443,480
Digital solutions	33,507	-
Legal products	103,174	102,717
Total costs of revenue	692,221	546,197

Gross profit	1,057,411	316,513

Operating expenses:

Selling, general and administrative expenses	1,858,878	1,039,906
Research and development	94,408	72,602
Amortization of intangibles	345,639	220,000

Operating expenses	2,298,925	1,332,508

Operating loss	(1,241,514)	(1,015,995)

Other income (expense):

Interest income	40,808	26,896
Gain/(loss) on foreign currency adjustments	(3,346)	-
Interest expense	(1,153)	(5,463)

Loss before income taxes	(1,205,205)	(994,562)

Income taxes	4,738	-

Net loss	$(1,209,943)	$(994,562)

Net loss per share, basic and diluted	$(0.09)	$(0.08)

Weighted average common shares outstanding,
basic and diluted	13,584,795	12,803,861

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,209,943)	$(994,562)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	391,398	276,647
Stock based compensation	335,948	27,329
(Increase) decrease in assets:
Accounts receivable	(399,940)	(131,749)
Inventory	(77,163)	7,027
Prepaid expenses and other assets	(6,065)	7,802
Increase (decrease) in liabilities:
Accounts payable	99,043	260,458
Accrued expenses and other current liabilities	142,961	(50,105)
Deferred revenue	(41,861)	-

Net cash used by operating activities	(765,622)	(597,153)

Cash flows from investing activities:
Purchase of fixed assets	(27,162)	(37,229)
Business combination	-	(1,250,000)
Purchase of other intangible assets	(380,306)	(94,869)
Net cash used by investing activities	(407,468)	(1,382,098)

Cash flows from financing activities:
Repayment of long-term debt	-	(12,476)
Repayment of capital lease obligations	(9,721)	(8,080)
Payment of stock issuance costs	(519,619)	-
Issuance of common stock	339,600	589,901

Net cash provided (used) by financing activities	(189,740)	569,345

Net decrease in cash and cash equivalents	(1,362,830)	(1,409,906)

Cash and cash equivalents beginning of period	5,802,615	3,953,482

Cash and cash equivalents end of period	$4,439,785	$2,543,576

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Revenue Recognition - Sales of security and other printing products, and legal products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

We recognize revenue from technology licenses over the term of license agreements once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

For digital solutions sales, revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Accordingly, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable (4) the collection of our fees is reasonably assured.

We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which we have determined is the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as deferred revenue.

Recent Accounting Pronouncements -In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007.

2.    Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Finished Goods	$204,394	$145,206
Materials	112,185	94,210
	$316,579	$239,416

3.    Goodwill and Other Intangible Assets

Other Intangible Assets -

Other intangible assets are comprised of the following:

		March 31, 2007			December 31, 2006
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortizaton	Amount	Amount	Amortizaton	Amount

Royalty rights	5 years	$90,000	$58,500	$31,500	$90,000	$54,000	$36,000
Other intangibles	5 years	666,300	183,416	482,884	666,300	149,036	517,264
Patent and contractual rights	Varied (1)	7,310,657	1,682,859	5,627,798	6,212,400	1,376,100	4,836,300
		$8,066,957	$1,924,775	$6,142,182	$6,968,700	$1,579,136	$5,389,564

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of March 31, 2007 the weighted average remaining useful life of these assets in service was 4.4 years.

4.    Shareholders’ Equity

Stock Issued for Patent Defense Costs - On November 14, 2006, the Company entered into an stock payment agreement with McDermott Will & Emery LLP (“MWE”), its lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allows the Company to use its common stock to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB litigation, not to exceed $1.2 million in stock. During the three months ended March 31, 2007, 23,593 restricted shares were issued to MWE to pay for approximately $268,000 of legal incurred through December 31, 2006.

Stock Issued in Private Placement - On January 22,  2007, the Company sold 6 units at a price of $50,000 per unit for gross cash proceeds of $300,000, consisting of 35,280 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 17,640 shares of our common stock, at an exercise price of $11.75 per share. The Company incurred placement agent fees associated with the offering equal to 9% commissions of $27,000. The fair market value of these warrants was determined using the Black Scholes Option Pricing Model at $107,000.

Stock Warrants -During the three months ended March 31, 2007, the Company received approximately $39,600 in proceeds from the exercise of 9,000 warrants.

The following is a summary with respect to warrants outstanding at March 31, 2007:

	2007
		Weighted
		Average
		Exercise
	Warrants	Price
Warrants outstanding at December 31, 2007	923,818	$9.96
Granted	17,640	$11.75
Exercised	9,000	$4.4
Lapsed	-	$-
Warrants outstanding at March 31, 2007	932,458	$10.05
Weighted average years remaining		2.0

The following table summarizes the warrants outstanding and exercisable as of March 31, 2007:

	Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining	Weighted
Range of	Number of	Contractual	Exercise	Number of	Contractual	Average
Exercise Prices	Shares	Life (in years)	Price	Shares	Life (in years)	Exercise Price

$2.00-$4.99	50,375	1.3	$2.02	50,375	1.3	$2.02
$5.00-$7.75	32,811	1.7	$5.00	32,811	1.7	$5.00
$7.76-$11.75	849,272	2.0	$10.72	849,272	2.0	$10.72
	932,458			932,458

Stock Based Compensation -Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants and restricted stock awards. As of March 31, 2007, the Company has two shareholder approved plans: the 2004 Employees’ Stock Option Plan (the “2004 Plan”) and the Non-Executive Director Stock Option Plan (the “Director Plan”). During the three months ended March 31, 2007, the company recognized approximately $336,000 ($27,000- 2006) in stock based compensation.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	Three Months Ended March 31,
	2007	2006

Volatility	54.4%	42.6%
Expected option term	3 years	3 years
Risk-free interest rate	4.7%	4.4%
Expected dividend yield	0%	0%

A summary of the status of the options granted is presented below:

		Weighted
		Average	Weighted
	Number of	Exercise	Average Life
	Options	Price	Remaining
			(years)
Outstanding at December 31, 2006	354,750	8.14
Granted	170,000	10.91
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2007:	524,750	9.04
Exercisable at March 31, 2007:	304,750	7.83
Aggregate Intrinsic Value of outstanding
options at March 31, 2007	$990,540		3.70
Aggregate Intrinsic Value of exercisable
options at March 31, 2007	$951,790		3.33

The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2007 was $5.06 ($4.24 -2006). There were no options exercised during the three-month periods ended March 31, 2007 or 2006, respectively.

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number of	Contractual	Exercise	Number of	Contractual	Exercise
Prices	Shares	Life (in years)	Price	Shares	Life (in years)	Price

$2.20-$5.00	13,750	1.8	$3.57	13,750	1.8	$3.57
$5.01-$9.00	251,000	3.3	$7.49	251,000	3.3	$7.49
$9.01-$12.91	260,000	4.2	$10.83	40,000	4.2	$11.42
	524,750			304,750

The following table summarizes the status of the Company’s non-vested options under its stock option plans:

	Number of Non-	Weighted-
	vested Shares	Average
	Subject to	Grant Date
	Options	Fair Value
Non-vested as of December 31, 2006	70,000	$4.33
Non-vested granted- 2007	170,000	$5.06
Vested - 2007	20,000	$4.24
Forfeited - 2007	-	$-
Non-vested as of March 31, 2007	220,000	$4.90

As of March 31, 2007, there was approximately $961,000 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost will be recognized over a weighted average period of approximately 3 years. The total fair value of shares that vested during the three-month period ended March 31, 2007 was $84,800 ($0- 2006).

5.    Earnings Per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  If the Company had generated earnings during the three-month period ended March 31, 2007, 566,711 (202,362-2006) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

6.    Income Taxes

      We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of January 1, 2007, there were no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations.  As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Federal tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. U.S State and jurisdiction have status of limitation, generally ranging from 4 to 6 years.

7.    Commitments and Contingencies

Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of March 31, 2007, there have been no settlement amounts related to these agreements.

The Company is engaged in a patent dispute with the European Central Bank (see Part II Item 1- Legal Proceedings). The patent dispute includes patent validity suits that the Company is engaged in nine European national courts. To date, the Company has been able to significantly mitigate the cash outlays required for legal costs associated with the dispute by negotiating legal fee caps and using shares of its common stock for payments. However, the Company will be required to pay additional legal costs and related fees in each of the nine validity suits. In addition, each party to the lawsuit will typically be responsible for reimbursements to the other party for a portion of the winning party’s legal fees related to individual rulings each of the various cases. To date, the Company has received a favorable ruling regarding validity in the German Court and an unfavorable ruling regarding validity in the English Court. In the English Court, the Company was ordered to pay 180,000 pounds (USD $365,000) for reimbursement to the ECB for legal cost reimbursement, of which 90,000 pounds (USD $182,000) was paid on April 4, 2007. The Company has accrued the legal cost reimbursement of $365,000 as of March 31, 2007. In the German Court, the Company is awaiting a determination by the German Court on the amount that it will receive from the ECB for reimbursement of the Company’s legal costs. As the validity cases and the infringement case ensue, the Company will be required to utilize outside counsel in each foreign court and could continue to receive adverse rulings which will require the Company to reimburse the ECB legal costs which would likely be significant, with current estimates of the potential remaining litigation costs, not including costs covered by cap fees negotiated with its lead counsel, of between $1,000,000 to $2,000,000 The payment of these amounts could adversely affect the Company’s financial position and would likely require the Company to raise additional funds, which may not be on terms favorable to the Company.

In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s infringement litigation with the European Central Bank which capped its fees for all matters associated with that infringement litigation at $540,000 plus expenses which may include third-party legal fees, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

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

8.    Supplemental Cash Flow Information

During the three months ended March 31, 2007, the Company issued 23,593 shares of Common Stock valued at approximately $268,000 in conjunction with the payment of legal expenses which were capitalized as other intangible assets. During the three months ended March 31, 2006, the Company issued 18,704 shares of Common Stock valued at $250,000 in conjunction with the acquisition of Plastic Printing Professionals.

9.    Segment Information

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

Document Security and Production
License, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems, Plastic Printing Professionals and Patrick Printing divisions. Also, includes revenues from copying services and residual royalties from motion picture operations.

Legal Supplies	Sale of specialty legal supplies to lawyers and law firms located throughout the United States as Legalstore.com.

            Approximate information concerning the operations by reportable segment for the three months ended March 31, 2007 and 2006 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Document
	Legal	Security &
3 months ended March 31, 2007:	Supplies	Production	Corporate	Total
Revenues from external customers	$176,000	$1,574,000	$-	$1,750,000
Depreciation and amortization	3,000	376,000	12,000	391,000
Segment profit or (loss)	(1,000)	(463,000)	(746,000)	(1,210,000)

3 months ended March 31, 2006:
Revenues from external customers	$171,000	$692,000	$-	863,000
Depreciation and amortization	1,000	247,000	28,000	276,000
Segment profit or (loss)	(13,000)	(499,000)	(483,000)	(995,000)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those contained in our Form 10-K for the year ended December 31, 2006 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. Developing sophisticated security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging. We are a leader of customized document protection solutions for companies and governments worldwide. We hold seven patents that protect our technology and have over a dozen patents in process or pending. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate records, securities and more. We are a world leader in the research and development of optical deterrent technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions that satisfy their specific anti-counterfeiting requirements. We provide document security technology to security printers, corporations and governments worldwide. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we have developed an On-DemandTM product to implement our technologies in Internet-based environments utilizing standard desktop printers. We believe that our On-Demand technology greatly expands the reach and potential market for our technologies and solutions.

Technologies

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions. Our primary anti-counterfeiting products and technologies are marketed under the following trade names:

•	AuthentiGuard™ On-Demand
•	AuthentiGuard™Laser Moiré
•	AuthentiGuard™ Prism
•	AuthentiGuard™ Pantograph 4000
•	AuthentiGuard™ Survivor 21
•	AuthentiGuard™ Obscurascan
•	AuthentiGuard™ Block-Out
•	AuthentiGuard™ MicroPerf
•	AuthentiGuard™ Phantom
•	AuthentiGuard™VeriGlow.

Products and Services

Document Security Solutions and Production: Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based solutions. We target end-users that require anti-counterfeiting and authentication features in a wide range of printed materials like documents, vital records, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.

Additionally, our custom security solutions include our On-Demand technology that provides custom hosted or server-based digital solutions for our customers. Depending on our customer’s specific requirements, we host a secure server that accepts user inputs and delivers custom, variable secure documents for output at the user location, or offer a bundled server solution that allows for the production of custom, variable secure documents within the user’s network environment. .

Security Paper: Our primary product for the retail end-user market is AuthentiGuard Security Paper. AuthentiGuard Security Paper uses our Pantograph 4000 technology. It is a paper that reveals hidden warning words, logos or images using The Authenticator- our proprietary viewing lens - or when the paper is faxed, copied, scanned or re-imaged in any form. The hidden words appear on the duplicate or the computer digital file and essentially prevents important documents from being counterfeited. We market and sell our Security Paper primarily through two major paper distributors: Boise Cascade and PaperlinX Limited.

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

•
Pay a percentage of sales of the technology - Licensees only pay as they sell product containing the technology. If, for example, they sell $1 million in our security technology printing, they would pay us from 2.5% to 10% of the sales price of their jobs.

•
Pay on a per piece method - Licensees pay royalties based on a price per piece.   A pre-determined price schedule is implemented based on job volumes and a per-piece price is utilized. Typically, the higher the volume, the lower the price per piece.

•	Joint venture licensing- profit sharing arrangement with clients where DSS shares the net profit of all products sold containing DSS Technologies.

Legal Products: We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields. While not a component of our core business strategy, we continuously seek to maximize the revenue and profitability of this operation.

Results of Operations for the Three Months Ended March 31, 2007

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006.

The following discussion also includes a non-GAAP financial measure which has been reconciled to the most comparable GAAP financial measure of net loss. Our management believes that this performance measure is a relevant indicator of the Company’s financial performance.

Summary

	Three Months Ended March 31, 2007
	% change vs. 3 months
	ended March 31, 2006
Revenue	1,750,000	103%
Costs of revenue	$692,000	27%
Gross profit	1,058,000	234%
Total Operating Expenses	2,299,000	72%
Operating loss	(1,241,000)	22%
Other income (expense), net:	36,000	71%
Loss before income taxes	(1,205,000)	21%
Income taxes	5,000	-
Net loss	(1,210,000)	22%

Revenue

	Three Months Ended March 31, 2007
	% change vs. 3 months
	ended March 31, 2006
Revenue
Security printing	$1,112,000	70%
Royalties	299,000	708%
Digital solutions	163,000	na
Legal products	176,000	4%
Total Revenue	1,750,000	103%

For the three month periods ended March 31, 2007, total revenue increased 103% from the same period ended March 31, 2006. The increase in revenue resulted primarily from increases in royalty revenue from the licensing of the Company’s patented technology, a digital solution sale for a custom On-Demand solution and an increase in sales of security products and documents, including initial shipments on a foreign driver license project. In addition, the revenue increase reflects the effect of the Company’s acquisition in February 2006 of Plastic Printing Professionals.

Security Printing

For the three month periods ended March 31, 2007, Security Printing sales increased 70%, or $456,000, of which approximately $215,000 is derived from the absence of one month of P3 sales in the first quarter of 2006 revenue number as the result of the acquisition of P3 as of February 2006. The remaining increase of approximately $225,000 relates to overall volume increases of security printing, primarily at the Company’s P3 division.

Royalties

Royalty revenue growth during the first quarter of 2007 reflects the positive impact of the Company’s license agreement with RR Donnelley, which began in August 2006 and therefore, did not exist in the first quarter of 2006. In addition, the 2007 revenue includes the impact of amortization of the deferred revenue from the Company’s license agreement with the Ergonomic Group, which began in September 2006.

Digital Solutions

Digital solutions revenue is derived from sales and implementations of the Company’s On-Demand security printing products. This product line was introduced in 2006. During the first quarter of 2007, the Company installed an On-Demand solution for its customer, Indra Systems, for securing temporary passports at the Panama Canal. There was no On-Demand revenue recorded during the first quarter of 2006.

Legal Products

            Revenue from our legal supplies business, Legalstore.com, grew 4%during the first quarter of 2007, respectively, compared with the first quarter of 2006. While we view our legal supplies business segment as a non-core part of our company, we continue to seek growth opportunities for the business.

Cost of Sales and Gross Profit

	Three Months Ended March 31, 2007 % change vs. 3 months
	ended March 31, 2006
Costs of revenue
Security printing	$555,000	25%
Digital solutions	34,000	na
Legal products	103,000	0%
Total cost of sales	692,000	27%

Gross profit
Security printing	557,000	162%
Royalties	299,000	708%
Digital solutions	129,000	na
Legal products	73,000	9%
Total gross profit	1,058,000	234%

	Three Months Ended March 31, 2007 % change vs. 3 months
	ended March 31, 2006
Gross profit percentage:
Security printing	50%	54%
Royalties	100%	0%
Digital solutions	79%	na
Legal products	41%	5%
Gross profit percentage:	60%	65%
Gross Profit

Gross Profit

During the first quarter of 2007, gross profit increased 234% to $1,058,000. Along with increases as the result of recent license agreements and a digital solution implementation, the Company realized significant growth in security printing gross profits primarily due to the impact of a large secure driver’s license project which was delivered during the first quarter of 2007. As a result, gross profit percentage increased during the three months of 2007, as the Company benefited from the impact of revenue growth in higher profit product lines.

    Operating Expenses

	Three Months Ended March 31, 2007 % change vs. 3 months
	ended March 31, 2006
Selling, general and administrative
SG&A compensation	$463,000	45%
Stock based payments	336,000	1144%
Professional fees	320,000	-4%
Sales and marketing	500,000	144%
Depreciation and amortization	20,000	-31%
Other	220,000	75%
Research and development	94,000	29%
Amortization of intangibles	346,000	57%

Total Operating Expenses	2,299,000	72%

Selling, General and Administrative

The Company’s selling, general and administrative costs increases generally reflect increases to the size of our organization as the result of the Company’s acquisition of P3 and increases in executive management, sales and operations personnel integral to the company’s sales growth strategy.

General and administrative compensation cost increased during the first quarter of 2007 reflect the impact of personnel additions at the Company during the second half of 2006, and the impact of the acquisition of P3 in February 2006. In addition, the Company incurred annual payrate increases on average of approximately 6% for existing employees as compared to 2006 rates.

Stock based payments during the first three months of 2007 include approximately $223,000 of expense recognized for the issuance of warrants to International Barcode Corporation (d/b/a Barcode Technology) (“BTI”) in June 2006 in consideration for a cross-marketing relationship that enables the Company to expedite its entry into the Chinese market for secure documents, and $113,000 associated stock based compensation to employees and directors. Employee stock based compensation costs during the first quarter of 2006 were minimal primarily as a result of the Company’s acceleration of vesting of all unvested stock options in December 2005.

	Three Months Ended March 31, 2007 % change vs. 3 months
	ended March 31, 2006
Professional Fees Detail
Accounting and auditing	$113,000	77%
Consulting	91,000	203%
Legal Fees	55,000	-50%
Stock Transfer, SEC and Investor
Relations	61,000	-53%
	$320,000	-4%

Professional fees include legal, accounting, shareholder services, investor relations, and consulting costs. Accounting and auditing fee increases generally reflect an increase in costs as a result of the growth in the Company as compared to the first quarter of 2006, along with additional costs associated with Sarbanes Oxley compliance efforts. Consulting fees increased due to the impact of costs associated with the use of an intellectual property consultant and the use of various financial consultants during the 2007 quarter. Legal fees decreased to a general decrease in activity in the Company’s non-ECB related litigation, as well as a decrease in use of legal services associated with business related matters. These legal costs do not include approximately $1,102,000, of which approximately $475,000 is payable in shares of the Company’s stock, of legal and related costs incurred during the first quarter of 2007 associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. (See Part I -Financial Information -Note 7) Stock transfer, SEC and Investor Relations costs decreased during the 2007 quarter primarily as a result of the absence of registration fees as compared to the first quarter of 2006 and a reduction in investor relations consulting costs..

Sales and marketing expenses increases in the first quarter of 2007 are the result of significant increases in the resources that the Company is investing to grow the size of its sales and marketing team and increase the reach of its products through expansion of its marketing efforts. During the quarter, the Company also experienced a significant increase in travel related costs associated with sales and business development efforts, including extensive international travel. In addition, the Company incurred significant costs associated with re-branding efforts, including internet development efforts.

Other expenses are primarily rent and utilities, office supplies, IT support, and insurance costs. Increases in 2007 reflect costs associated with a larger organization.

            Research and Development

We invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consist primarily of compensation costs for our four persons who spend all or at least half of their time on developing new technologies or developing new uses for our existing technology. In addition, we incur costs for the use of third party printers’ facilities to test our technologies on equipment that we do not have access to internally. We seek patent protection for many of our inventions, and we currently have over a dozen formal patents applications pending, including provisional and PCT patent applications and applications that have entered the National Phase in various countries, including the United States, Canada, Europe, Japan, Brazil, Mexico, Indonesia and South Africa. We expect that our research and development costs will continue at current levels for the foreseeable future.

Amortization of intangibles

We amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our suit against the European Central Bank for patent infringement. In addition, we amortize our acquired intangibles from business combinations. A significant portion of these assets were acquired by the issuance of equity in the company. Our amortizable patent asset base at March 31, 2007 was approximately $5.3 million and will generate approximately $1.3 million in annual amortization expense during the next 4 years. The Company reviews these assets for impairment annually. If an impairment, such as unfavorable ruling in the Company’s patent infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

In addition, the Company has $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined.

Net loss and loss per share

	Three Months Ended March 31, 2007 % change vs. 3 months
	ended March 31, 2006
Net loss	$(1,210,000	22%
Net loss per share, basic and diluted	(0.09)	13%
Weighted average common shares
outstanding, basic and diluted	13,584,795	6%

During the first quarter of 2007, the Company experienced a net loss of $1.2 million. While we experienced significant growth in our sales and gross profits, these increases did not offset significant increases in our operating expenses, especially significant increases in amortization expense, stock based compensation, compensation and sales and marketing expenses.

During the first quarter of 2007, our basic and diluted loss per share increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in the first quarter of 2007 as compared to the first quarter of 2006. Our shares have increased as we have issued our common shares for warrants exercised and for the purchase of patent assets.

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

Adjusted EBITDA

	Three Months Ended March 31, 2007
	% change vs. 3 months
	ended March 31, 2006
Net Loss	$(1,210,000)	22%
Add back:
Depreciation	45,000	-21%
Amortization of Intangibles	346,000	57%
Stock based payments	336,000	1144%
Interest Income	(41,000)	52%
Interest Expense	1,000	-80%
Income Taxes	5,000
Adjusted EBITDA	(518,000)	-27%

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. While net loss increased 22% during the first quarter of 2007, the Company’s Adjusted EBITDA loss declined by 27% during the same period. These results reflect that the increases in sales and gross profits have outpaced increases in the Company’s core operating expenses, (core operating expenses are general and administrative compensation, professional fees, sales and marketing, other and research and development costs) which increased 51% during the three months ended March 31, 2007 compared to the 2006 comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Three Months Ended
	March 31		March 31
	2007		2006		%
	(unaudited)		(unaudited)		Change
Cash flows from:

Operating activities	$(766,000)		$(597,000)		-28%
Investing activities	(407,000)		(1,382,000)		71%
Financing activities	(190,000)		569,000		-133%

Working capital (a)	3,008,000		2,064,000		46%
Current ratio (a)	2.00	x	2.46	x	-19%

As of March 31, 2007, we had cash and cash equivalents of $4,440,000, a 23% decrease from December 31, 2006 amounts. As discussed below, the decrease in the Company’s cash position was primarily due to the payment of fees related to a private placement of equity which the Company closed on December 26, 2006, from the payment of legal fees associated with its patent applications and defense costs, as well as cash used for operations. As discussed below, the Company believes that its cash balance as of March 31, 2007 will satisfy its projected working capital and capital expenditure requirements, including the costs related to its patent defense litigations, for at least the next 12 months.

Operating Cash Flow - Over time, operating cash flows are expected to mirror Adjusted EBITDA results. During the first quarter of 2007, the Company used approximately $761,000 of cash for operations, which is slightly greater than the EBITDA loss of $518,000 during the same period. This variance is primarily the result of the timing of cash receipts due for some larger jobs completed during the quarter. In addition, the Company did not receive any lump-sum royalty payments as it had during the third and fourth quarters of 2006 which are generally recognized as deferred revenue, but have been used to offset operating cash flows. For the foreseeable future, the Company will continue to use cash for operations at a similar pace, only to be offset by increases in revenue. As of March 31, 2007, the Company believes that it will need to reach an annual revenue level of approximately $7.5 million in order to maintain positive operating cash flow.

Investing Cash Flow -During the first quarter of 2007, the Company used approximately $407,000 of cash for fixed asset additions and to invest in its patent portfolio, including the payment of legal costs associated with patent applications and the defense of our patents, which includes payments to cover third party experts fees and other fees associated with the Company’s litigation against the ECB. As discussed below, the Company was able to use approximately $268,000 of its equity to pay for patent related costs as a result of its agreement with its lead counsel in its ECB litigation

Financing Cash Flows - On December 26, 2006, the Company sold 94 units at a price of $50,000 per unit for gross cash proceeds of $4,700,000, consisting of 552,720 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 276,360 shares of our common stock, at an initial exercise price of $11.75 per share. During the first quarter of 2007, the Company received approximately $340,000 from the private placement of stock and the exercise of warrants which was offset by the payment of approximately $520,000 in fees associated with the private placement. As of March 31, 2007, the Company has approximately 915,000 warrants outstanding and exercisable that, if exercised, would produce approximately $9.2 million in cash proceeds to the Company.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in certificates of deposits with maturities of 90 days or less. Changes in interest rates affect the investment income we earn and therefore impact our cash flows and results of operations.

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars. For the nine months ended March 31, 2007, all of our billings, were denominated in our functional currency, which is the U.S. dollar. However, certain of our legal fees are payable in foreign currencies, for which a gain or loss is recognized on foreign currency transactions is recognized when payments are made. To date and for the foreseeable future, gains and losses on such transactions have been minimal.

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer (the same person has both titles), evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of that date.

During the Company’s most recent fiscal quarter, the Company initiated reviews and analysis of internal control procedures and designs in the context of Section 404 of the Sarbanes Oxley Act of 2002. The Company has begun and expects to continue to modify and change its internal control procedures to meet the compliance standards of the Sarbanes Oxley Act for its fiscal year ended December 31, 2007. The Company expects to make internal control changes to address control issues typically associated with a small company including a lack of segregation of duties. These changes may involve the addition of accounting staff, the use of consultants and external resources, or a combination thereof.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 1, 2005, we commenced a suit against the European Central Bank (the “ECB”) alleging patent infringement by the ECB and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We will seek all remedies available to us under the law. In November 2005, the European Central Bank filed its answer to our complaint asserting mostly procedural and jurisdictional arguments. The ECB contended that the proper venue was not in the Court of First Instance, but rather in each individual country that is a member of the ECB. We responded to the European Central Bank’s answer in late December 2005, arguing that the Court of First instance was the proper venue. The parties are awaiting the ruling from the Court of First Instance.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. The main basis of the ECB’s claim as to invalidity is the existence of prior art. A second basis is that the scope of the Patent was extended in prosecution, which in Europe is a ground of invalidity. On January 22, 2007, the trial regarding the Patent’s validity in the United Kingdom commenced in the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) and concluded on January 30, 2007. On March 26, 2007, the English Court issued its decision in the patent invalidity lawsuit brought by the ECB against us. The English Court ruled that the Patent hat was awarded to us by the European Patent Office Technical Board of Appeal, has been deemed invalid in the United Kingdom. The Courts decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the Company was given permission by the English Court to appeal to the Court of Appeal the ruling. As a result of the ruling and according to English Court rules, the Company was also required to pay a portion of the ECB’s legal costs associated with the case. On April 2, 2007, the English Court rewarded the ECB 180,000 pounds (USD $365,000) for such reimbursement, of which the Company paid 90,000 pounds (USD $182,000) on April 4, 2007. On March 27, 2007, the Company received a decision in the patent invalidity lawsuit that the ECB brought against us in Germany. The German Federal Patent Court (Bundespatentgericht) in Munich (the “German Court”) ruled that the Patent was valid in Germany. This ruling validates the legal basis of the Company’s infringement suit against the ECB. In addition, as a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which has not been determined as of the date of this report. Additional trials regarding validity are expected to commence in the eight other countries during 2007 and 2008.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. And Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. And Andrew Mctaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing and various business torts, including unfair competiton. Adler distributes and supplies anti-counterfeit currency devices and Mr. McTaggert is a principal of Adler. Adler had entered into several agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These agreements, generally, authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other agreements were entered into between the parties and Thomas Wicker regarding other technology owned by Wicker and assigned to us including “Archangel,” an anti-copy technology, and “Blockade,” which creates a wave pattern on documents when they are reproduced or scanned. It is our contention, among other things, that Adler has breached these agreements, failed to make an appropriate accounting and payments under these agreements, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against our company, claiming Adler owns or co-owns or has a license to use certain technologies of ours, including several U.S. patents. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggart’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contenting that our acquisition of certain patents and technology from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. We have denied the material allegations of all of the counterclaims. If Adler is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $18,438,000 at March 31, 2007. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

If we lose our current litigation, we may lose certain of our technology rights which may affect our business plan.

We are subject to litigation and alleged litigation, including our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid. For more information regarding this litigation, see Part II -Item I- Legal Proceedings. If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain technology.

If we lose our current infringement litigation we may be liable for significant legal costs of our counterparts.

We have been able to mitigate the cash outlays that we have been required to make for legal costs of our current infringement litigation and related invalidity cases against the European Central Bank by, among other things, negotiating legal fee caps and using shares of our common stock for payments. As noted above, on March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London England issued its decision in the patent invalidity lawsuit brought by the European Central Bank (the “ECB”) against us. The English Court ruled that European Patent No 0455750B 1, that was awarded to us by the European Patent Office Technical Board of Appeal, has been deemed invalid in the United Kingdom. We were required to pay a portion of the ECB’s costs associated with the United Kingdom invalidity lawsuit, and will likely be required to pay in the future an additional portion of such costs. If we receive further adverse rulings in any of our infringement or related invalidity cases against the ECB, we will likely be responsible for a large portion of the legal costs that were expended by the ECB in such case, which would likely be significant. The payment of these amounts could adversely affect the Company’s financial position.

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

As of March 31, 2007, there were approximately 185,000,000 of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of March 31, 2007, there were outstanding stock options and warrants to purchase an aggregate of 1,457,208 shares of our Common Stock at exercise prices ranging from $2.00 to $12.91 per share, of which 1,237,208 are currently exercisable. To the extent that these securities are exercised, dilution to our stockholders will occur. In addition, as of March 31, 2007, there were 375,000 restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities vest, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

We do not intend to pay cash dividends.

We do not intend to declare or pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our Board of Directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our Board of Directors deems relevant..

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Our annual meeting of shareholders was held on May 3, 2007. The matters before our shareholders for vote, as described in our Proxy Statement, dated as of April 3, 2007, were:

1. The election of seven persons to our Board of Directors and

2. The ratification of Freed Maxick & Battaglia, CPAs PC as our independent public accountants for the fiscal year ending December 31, 2007.

            Shareholders of record as of March 16, 2007 were entitled to attend and vote at the meeting. As of the record date of March 17, 2006, 13,677,597 shares of our Common Stock were outstanding. Shareholders representing 10,882,815 shares were present for quorum purposes in person or by proxy.

            Our shareholders approved all of the matters before the meeting. The results of the voting were as follows:

             1. Election of Directors

Nominees for Director	For	Withheld
Patrick White	10,436,071	446,744
Peter Ettinger	10,471,671	411,144
Thomas M. Wicker	9,682,738	1,200,077
Timothy Ashman	10,738,444	144,371
Alan E. Harrison	10,455,433	427,382
Robert B. Fagenson	10,697,551	185,264
Ira A. Greenstein	10,700,297	182,518

            The directors were elected for terms of one year. The Board is comprised of a total of seven persons.

            2. Ratification of Freed Maxick & Battaglia, CPAs PC as the Company’s independent public accountants for the fiscal year ending December 31, 2007.

For	Against	Abstain
10,722,425	70,623	89,767

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

Item 31.1  Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

Item 31.2  Certifications of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act

Item 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act

Item 32.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 15, 2007	By:	/s/ Patrick White
Patrick White
Chief Executive Officer

May 15, 2007	By:	/s/ Philip Jones
Philip Jones
Acting Chief Financial Officer (Principal Accounting Officer)