Form 10-Q
period 2007-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2007-08-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No  ☐

Applicable only to corporate issuers

As of August 9, 2007 (the most recent practicable date), there were 13,676,030 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$3,251,094	$5,802,615
Accounts receivable, net of allowance of $39,000 ($74,000 -2006)	693,797	618,622
Inventory	301,159	239,416
Prepaid expenses and other current assets	397,152	224,782
Assets held for sale	38,000	-

Total current assets	4,681,202	6,885,435

Fixed assets, net	578,919	637,732
Other assets	146,935	156,734
Goodwill	1,396,734	1,396,734
Other intangible assets, net	6,773,529	5,389,564

Total Assets	$13,577,319	$14,466,199

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,595,937	$1,283,503
Accrued expenses & other current liabilities	540,007	877,261
Deferred revenue	677,827	564,439
Current portion of capital lease obligations	31,336	34,814

Total current liabilities	2,845,107	2,760,017

Long-term capital lease obligations	35,780	50,417
Long-term deferred revenue	189,188	466,875
Commitments and contingencies (see Note 8)

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized, 13,676,030 shares issued and outstanding (13,544,724 in 2006)	273,521	270,894
Additional paid-in capital	30,371,801	28,145,793
Accumulated deficit	(20,138,078)	(17,227,797)
Total stockholders' equity	10,507,244	11,188,890
Total Liabilities and Stockholders' Equity	$13,577,319	$14,466,199

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue
Security printing	$826,734	$970,572	$1,818,382	$1,462,655
Royalties	294,157	60,081	592,953	96,695
Digital solutions	11,969	-	174,771	-
Legal products	161,663	145,028	337,345	315,086
Total Revenue	1,294,523	1,175,681	2,923,451	1,874,436

Costs of revenue
Security printing	547,575	562,548	1,055,538	889,854
Digital solutions	3,507	-	37,014	-
Legal products	90,593	76,791	193,767	179,508
Total costs of revenue	641,675	639,339	1,286,319	1,069,362

Gross profit	652,848	536,342	1,637,132	805,074

Operating expenses:
Selling, general and administrative	1,811,586	1,370,558	3,608,732	2,311,953
Research and development	108,889	96,282	203,297	168,884
Amortization of intangibles	433,090	268,275	778,729	488,275
Operating expenses	2,353,565	1,735,115	4,590,758	2,969,112

Operating loss	(1,700,717)	(1,198,773)	(2,953,626)	(2,164,038)

Other income (expense):
Interest income	34,179	17,242	74,987	44,138
Gain/(loss) on foreign currency adjustments	(945)	-	(4,291)	-
Interest expense	(1,296)	(5,381)	(2,449)	(10,844)
Loss before income taxes and discontinued operations	(1,668,779)	(1,186,912)	(2,885,379)	(2,130,744)

Income taxes	4,738	-	9,476	-

Loss from continuing operations	(1,673,517)	(1,186,912)	(2,894,855)	(2,130,744)
Loss from discontinued operations (Note 5)	(26,821)	(19,625)	(15,426)	(70,355)

Net loss	$(1,700,338)	$(1,206,537)	$(2,910,281)	$(2,201,099)

Net loss per share -basic and diluted:
Continuing operations	$(0.12)	$(0.09)	$(0.21)	$(0.17)
Discontinued operations	0.00	0.00	0.00	0.00
Net Loss	$(0.12)	$(0.09)	$(0.21)	$(0.17)
Weighted average common shares outstanding, basic and diluted	13,625,408	12,850,491	13,605,327	12,824,935

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2007	2006
	(unaudited)	(unaudited )

Cash flows from operating activities:
Net loss	$(2,910,281)	$(2,201,099)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	870,247	607,410
Stock based compensation	633,040	280,450
(Increase) decrease in assets:
Accounts receivable	(75,175)	(362,012)
Inventory	(61,743)	(57,600)
Prepaid expenses and other assets	(238,656)	(8,385)
Increase (decrease) in liabilities:
Accounts payable	360,023	293,126
Accrued expenses	(49,754)	(69,096)
Deferred revenue	(164,299)	-

Net cash used by operating activities	(1,636,598)	(1,517,206)

Cash flows from investing activities:
Purchase of fixed assets	(70,705)	(69,887)
Acquisition of business	-	(1,301,670)
Increase in other intangible assets	(661,709)	(77,841)

Net cash used by investing activities	(732,414)	(1,449,398)

Cash flows from financing activities:
Repayment of long-term debt	-	(25,075)
Repayment of capital lease obligations	(18,115)	(16,333)
Payment of stock issuance costs	(519,619)	-
Issuance of common stock, net	355,225	757,770

Net cash (used) provided by financing activities	(182,509)	716,362

Net increase (decrease) in cash and cash equivalents	(2,551,521)	(2,250,242)
Cash and cash equivalents beginning of period	5,802,615	3,953,482

Cash and cash equivalents end of period	$3,251,094	$1,703,240

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Share-Based Payments - The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The EITF applies when the fair value of the equity instrument issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is determined based on the measurement date which is the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. Prior to the measurement date, the fair value is determined at each reporting date and used as an estimate of the expected fair value to record compensation as the services are being performed and the instruments are being earned.

Recent Accounting Pronouncements -In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. (See Note 7)

2. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Finished Goods	$193,658	$145,206
Materials	107,501	94,210

	$301,159	$239,416

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		June 30, 2007			December 31, 2006
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$63,000	$27,000	$90,000	$54,000	$36,000
Other intangibles	5 years	1,187,595	219,474	968,121	666,300	149,036	517,264
Patent and contractual rights	Varied (1)	7,853,800	2,075,392	5,778,408	6,212,400	1,376,100	4,836,300
		$9,131,395	$2,357,866	$6,773,529	$6,968,700	$1,579,136	$5,389,564

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of June 30, 2007 the weighted average remaining useful life of these assets in service was 4.2 years.

4.     Shareholders’ Equity

Stock Issued for Patent Defense Costs - On November 14, 2006, the Company entered into an agreement with McDermott Will & Emery LLP (“MWE”), its lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allows the Company to use its common stock with a value not to exceed $1.2 million to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB patent validity litigation. During the six months ended June 30, 2007, 60,866 restricted common shares were issued to MWE to pay for approximately $746,000 of legal fees incurred through June 30, 2007.

Stock Issued in Private Placement - On January 22, 2007, the Company sold 6 units at a price of $50,000 per unit for gross cash proceeds of $300,000, consisting of 35,280 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 17,640 shares of our common stock, at an exercise price of $11.75 per share. The fair market value of these warrants was determined using the Black Scholes option pricing model at $107,000. The Company incurred placement agent fees associated with the offering equal to 9% commissions, or $27,000. In addition, during the six months ended June 30, 2007, the Company paid $470,000 of private placement fees related to an offering that occurred during 2006.

Restricted Stock - On May 3, 2007, the Company granted 25,000 restricted shares that will vest over two years to a member of its senior management team. These shares were valued at the fair value on the grant date at approximately $312,000. Also on May 3, 2007, the Company granted 445,000 restricted shares of common stock pursuant to the Company’s 2004 Employee Stock Option Plan to certain members of senior management. These shares only vest upon the occurrence of certain events over the next 5 years, which include a change of control or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank. These shares, if vested, would result in the recording of stock based compensation expense of approximately $5,563,000 over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.

Stock Options - On March 26, 2007, the Company issued 150,000 options to purchase the Company’s shares at $10.89 per share to a third party consultant that vest over a 3 years, subject to certain vesting acceleration provisions. During the six months ended June 30, 2007, the Company recognized approximately $93,000 of compensation expense associated with these options. The Company records stock based payment expense related to these options at the then current fair value of at each reporting date as the services are performed in accordance with EITF 96-18.

During 2007, the Company has issued 157,500 options to purchase the Company’s shares at exercise prices ranging from $11.10 to $12.50 per share to employees and directors that vest between 1 to 2 years. During the six months ended June 30, 2007, the Company recognized approximately $107,000 of compensation expense associated with these options. The Company values stock options utilizing the Black Scholes option pricing model. The Company records stock based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.

In June 2007, the Company's Board of Directors approved the addition of 500,000 shares of Company Stock authorized to be issued under the Company's 2004 Employee's Stock Option Plan.  The approval and any grants covered under these shares are subject to shareholder approval.

Stock Warrants -During the six months ended June 30, 2007, the Company received approximately $55,000 in proceeds from the exercise of warrants to purchase 12,125 shares of our common stock.

On June 13, 2007, the Company entered into an agreement with International Barcode Technologies, also known as BTI, to extend the expiration date of warrants to purchase 500,000 shares of common stock of the Company at a purchase price of $10.00 per share that the Company previously issued to BTI with an original expiration date of  June 16, 2007 to December 31, 2007 in exchange for which BTI has agreed to provide the Company with a license to market and produce BTI’s advanced barcode technologies in the United States for five years. The value of the extension of the warrant was determined to be approximately $521,000 using the Black-Scholes option pricing model. This amount was recorded as an other intangible asset and will be amortized over the expected useful life of the license agreement of five years.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three and six months ended June 30, 2007, the Company recognized approximately $297,000 and $633,000, respectively ($253,000 and $280,000- 2006, respectively) in stock-based compensation.

As of June 30, 2007, there was approximately $8.9 million of total unrecognized compensation costs related to non-vested options and restricted stock granted under the Company’s stock option plans, the cost of which will be recognized if earned over a period not to exceed 5 years. The total fair value of options and restricted shares that vested during the six-month period ended June 30, 2007 was $318,000 ($59,000 - 2006).

5.     Discontinued Operations

In June 2007, the Company’s Board of Directors approved a plan to sell various assets relating to its retail copying and quickprinting operations, a component of its Document Security and Production segment. On July 19, 2007, the Company entered into an agreement to sell certain assets and the operations of the division.  The sale includes fixed assets with a net book value of approximately $38,000. The Company expects to finalize the sale during the third quarter of 2007 and expects that the gain from the sale to not be significant. In accordance with SFAS 144, the disposal of assets constitute a component of the entity and have been accounted for as discontinued operation and accordingly, the assets have been segregated from continuing operations in the accompanying balance sheet and classified as assets held for sale. The operating results relating to these assets held for sale are segregated and reported as discontinued operations in the accompanying 2007 and 2006 consolidated statement of operations. The results of operations directly attributed to the division’s operations that have been reclassified from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenues	$98,786	$134,124	$219,491	$298,079
Cost of sales	54,229	79,304	101,804	195,478
Operating expenses	71,378	74,445	133,113	172,956
Loss from discontinued operations	$(26,821)	$(19,625)	$(15,426)	$(70,355)

6.     Earnings Per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  If the Company had generated earnings during the six-month period ended June 30, 2007, 693,671 (904,496- 2006) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.     Income Taxes

      We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of January 1, 2007, there were no unrecognized tax positions. Our policy is to recognize interest and penalties on unrecognized tax positions in provision for income taxes in the consolidated statements of operations.  As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

8.     Commitments and Contingencies

Operating Lease

On May 19, 2007, the Company entered in to a seven-year operating lease for an approximately 25,000 square foot production facility in Brisbane, California. Pursuant to the terms of the lease, the Company will be responsible for future minimum lease commitments as follows:

2007	$ 109,058
2008	$ 241,217
2009	$ 248,454
2010	$ 255,907
2011	$ 263,585
2012	$ 271,492
Thereafter	$ 433,535

$ 1,823,248

Legal Matters

Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, including the lawsuit against the European Central Bank described in Part II Item 1 - Legal Proceedings, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of June 30, 2007, there have been no settlement amounts related to these agreements.

The Company is engaged in a patent dispute with the European Central Bank (see Part II Item 1- Legal Proceedings). The patent dispute includes patent validity suits that the Company is engaged in nine European national courts. To date, the Company has been able to significantly mitigate the cash outlays required for legal costs associated with the dispute by negotiating legal fee caps and using shares of its common stock for payments. However, the Company will be required to pay additional legal costs and related fees, each of which may be significant, in each of the nine validity suits. In addition, each party to the lawsuit will typically be responsible for reimbursements to the other party for a portion of the winning party’s legal fees related to individual rulings each of the various cases. To date, the Company has received a favorable ruling regarding validity in the German Court and an unfavorable ruling regarding validity in the English Court. In the English Court, the Company was ordered to pay 180,000 pounds (USD $365,000) to the ECB for legal cost reimbursement, of which 90,000 pounds (USD $182,000) was paid on April 4, 2007 and the remaining 90,000 pounds (USD 182,000) is included in accrued expenses at June 30, 2007. The Company is awaiting a determination by the German Court on the amount that it will receive from the ECB for reimbursement of the Company’s legal costs. As the validity cases and the infringement case ensue, the Company will be required to utilize outside counsel in each foreign court and could continue to receive adverse rulings which will require the Company to reimburse the ECB legal costs which would likely be significant, with current estimates of the potential remaining litigation costs relating to patent validity, not including costs covered by fees caps negotiated with its lead counsel, of between $1,000,000 to $2,000,000. The payment of these amounts and the payment of additional legal fees could adversely affect the Company’s financial position and would likely require the Company to raise additional funds, which may not be on terms favorable to the Company.

In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s patent infringement litigation in the Court of First Instance with the European Central Bank which capped its fees for all matters associated with that infringement litigation at $540,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

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

9.       Supplemental Cash Flow Information

During the six months ended June 30, 2007, the Company issued 60,866 shares of Common Stock valued at approximately $746,000 in conjunction with the payment of legal expenses which were capitalized as other intangible assets. In addition, the Company extended the term of previously issued warrants to a warrant holder in exchange for a license valued at approximately $521,000. During the six months ended June 30, 2006, the Company issued 18,704 shares of Common Stock valued at $250,000 in conjunction with the acquisition of Plastic Printing Professionals.

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

Document Security and Production
License, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and Plastic Printing Professionals divisions. In July 2007, the Company entered into an agreement to sell the assets of its retail printing and copying division, a former component of the Document Security and Production segment, to an unrelated third party as this operation was not critical to the Company’s core operations. The results of this division are reported as discontinued operations and are not a component of these segment results (See Note 5).

Legal Supplies	Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com.

            Approximate information concerning the operations by reportable segment for the three and six months ended June 30, 2007 and 2006 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Document
		Security &
3 months ended June 30, 2007:	Legal Supplies	Production	Corporate	Total

Revenues from external customers	$162,000	$1,133,000	$-	$1,295,000
Depreciation and amortization	3,000	459,000	17,000	479,000
Segment profit or (loss) from continuing operations	3,000	(945,000)	(732,000)	(1,674,000)

3 months ended June 30, 2006:

Revenues from external customers	$145,000	$1,031,000	$-	$1,176,000
Depreciation and amortization	1,000	302,000	28,000	331,000
Segment profit or (loss) from continuing operations	(18,000)	(625,000)	(544,000)	(1,187,000)

		Document
		Security &
6 months ended June 30, 2007:	Legal Supplies	Production	Corporate	Total

Revenues from external customers	$337,000	$2,586,000	$-	$2,923,000
Depreciation and amortization	6,000	835,000	29,000	870,000
Segment profit or (loss) from continuing operations	2,000	(1,419,000)	(1,478,000)	(2,895,000)

6 months ended June 30, 2006:

Revenues from external customers	$315,000	$1,559,000	$-	$1,874,000
Depreciation and amortization	2,000	549,000	56,000	607,000
Segment profit or (loss) from continuing operations	(30,000)	(1,074,000)	(1,027,000)	(2,131,000)

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

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. We develop sophisticated security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging. We believe we are a leader of customized document protection solutions for companies and governments worldwide. We hold seven patents that protect our technology and have over a dozen patents in process or pending. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate records, securities and more. We believe we are a world leader in the research and development of optical deterrent technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions that satisfy their specific anti-counterfeiting requirements. We provide document security technology to security printers, corporations and governments worldwide. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we have developed an On-DemandTM product to implement our technologies in Internet-based environments utilizing standard desktop printers. We believe that our On-Demand technology greatly expands the reach and potential market for our technologies and solutions.

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

The Company also seeks to expand its capabilities and product offerings, from time to time, that are complementary to the Company's document security technologies.  The Company promotes the concept that layers of security provide the strongest level of security for any given document, including documents containing RFID and biometric technologies.

In June 2007, the Company entered into an agreement with International Barcode Corporation, (BTI) to license the right to market and produce BTI's advanced RSS bar-code technologies in the United States.  In late 2006, GSI adopted RSS bar codes as the standard for all scanning systems by 2010.  DSS believes that the adoption of RSS technology will be a part of a major upgrade cycle in document technologies by companies around the world, and that the incorporation of RSS technologies into its product suite will enable the Company to be a benefactor of this market trend.

Our ability to compete effectively depends in part to our ability to maintain the proprietary nature of our technology, products and manufacturing processes.  We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights.  By aggressively defending our intellectual property rights, we believe that we may be able to secure a potentially significant amount of additional and ongoing revenue by securing licensing agreements with those persons, companies or governments that we believe are infringing our Patents.

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

Results of Operations for the Three and Six Months Ended June 30, 2007

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006. All amounts have been adjusted to reflect the Company’s results after affect of discontinued operations. During the second quarter of 2007, the Board of Directors approved a plan to sell and the Company entered into a preliminary agreement to sell its copying and quick-printing business to a private investor. In accordance with FASB 144, the Company accounts for the revenue and expenses of this operation, which is a component of its security printing segment, as a discontinued operation.

The following discussion also includes a non-GAAP financial measure which has been reconciled to the most comparable GAAP financial measure of net loss. Our management believes that this performance measure is a relevant indicator of the Company’s financial performance.

Summary

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	% change vs. 3 months ended June 30, 2006	$	% change vs. 6 months ended June 30, 2006
Revenue, net	1,295,000	10%	2,923,000	56%

Costs of revenue	642,000	0%	1,286,000	20%

Gross profit	653,000	22%	1,637,000	103%

Total Operating Expenses	2,353,000	35%	4,591,000	55%

Operating loss	(1,700,000)	42%	(2,954,000)	37%

Other income (expense):
Interest income	34,000	100%	75,000	70%
Gain (loss) from Foreign Currency Transactions	(1,000)		(4,000)
Interest expense	(1,000)	(80%)	(2,000)	(82%)

Loss before income taxes	(1,668,000)	40%	(2,885,000)	35%

Income taxes	5,000	-	10,000	-
Loss from discontinued operations	27,000	37%	15,000	(79%)

Net loss	(1,700,000)	41%	(2,910,000)	32%

Revenue

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	% change vs. 3 months ended June 30, 2006	$	% change vs. 6 months ended June 30, 2006
Revenue
Security printing	$827,000	(15%)	$1,818,000	24%
Royalties	294,000	390%	593,000	511%
Digital solutions	12,000		175,000
Legal products	162,000	12%	337,000	7%
Total Revenue	1,295,000	10%	2,923,000	56%

For the three-month period ended June 30, 2007, revenue from continuing operations increased 10% from the same period ended June 30, 2006. The increase in revenue resulted primarily from increases in royalty revenue from the licensing of the Company’s patented technology. Sales of security printing, after factoring in discontinued operations, declined 15% from the prior year’s quarter due to the timing of large orders. In the three months ended June 30, 2006, the Company completed its initial shipments to Paperlinx of its SecureLinx line of safety paper. During the 2007 quarter, the Company did not have any corresponding large orders that were shipped, including any shipments of driver’s license order which the Company anticipates making shipments during the third and fourth quarter of 2007. In addition, the Company did not have any implementations of its new line of digital security solutions during the June 30, 2007 quarter. The Company continues to anticipate that digital solution sales will be a significant component of it revenue during the remainder of 2007.

For the six-month period ended June 30, 2007, revenue from continuing operations increased 56% from the same period ended June 30, 2006. The increase in revenue was primarily due to increases in royalty revenue from the licensing of the Company’s patented technology, a digital solution sale for a custom On-Demand solution in the first quarter of 2007 and an increase in sales of security products and documents, including initial shipments on a foreign driver license project. In addition, the security printing revenue increase reflects the effect of the Company’s acquisition in February 2006 of Plastic Printing Professionals. The Company expects that revenues will continue to increase at a similar pace, especially during the fourth quarter of 2007 as the Company begins the national roll-out of its "On-Demand" Product Suite, with its partner, The Ergonomic Group. The product roll-out is supported by the newly developed website, www.authenticate-360.com which provides interactive information on the impact of couterfeiting and how "On-Demand" products help mitigate these risks.

Legal Products

            Revenue from our legal supplies business, Legalstore.com, grew 12% during the second quarter of 2007 compared with the second quarter of 2006, and 7% through the first six months of 2007 compared to 2006. While we view our legal supplies business segment as a non-core part of our company, we continue to seek growth opportunities for the business. The Company is currently redesigning the Legalstore.com’s website and e-commerce platform along with expanding its product offerings.

Cost of Sales and Gross Profit

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	% change vs. 3 months ended June 30, 2006	$	% change vs. 6 months ended June 30, 2006

Costs of revenue
Security printing & products	$548,000	(3%)	$1,055,000	19%
Digital solutions	3,000		37,000
Legal products	91,000	18%	194,000	8%
Total cost of sales	642,000	0%	1,286,000	20%

Gross profit
Security printing & products	279,000	(32%)	763,000	33%
Royalties	294,000	390%	593,000	511%
Digital solutions	9,000		138,000
Legal products	71,000	4%	143,000	6%
Total gross profit	653,000	22%	1,637,000	103%

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	%	% change vs. 3 months ended June 30, 2006%		% change vs. 6 months ended June 30, 2006
Gross profit percentage:
Security printing & products	34%	(20%)	42%	7%
Royalties	100%	0%	100%	0%
Digital solutions	75%		79%
Legal supplies	44%	(7%)	42%	(1%)
Gross profit percentage:	50%	11%	56%	30%

Gross Profit

During the second quarter of 2007, gross profit from continuing operations increased 22% to $653,000 as compared to the second quarter of 2006. Increases in profits from license royalty agreements were partially offset by a 20% decline in gross profit from the security print operations, which were negatively impacted by the lack of delivery of any large orders during the quarter as discussed above.

During the first six months of 2007, gross profit from continuing operations increased 103% to $1,637,000. Along with increases as the result of license agreements and a digital solution implementation, the Company realized significant growth in security printing gross profits during the first quarter of 2007 primarily due to the impact of a large secure driver’s license project which was delivered during the first quarter of 2007. As a result, the Company’s gross profit margin has increased 30% during the first six months of 2007 as compared to the first six months of 2006.

Operating Expenses

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	% change vs. 3 months ended June 30, 2006	$	% change vs. 6 months ended June 30, 2006

Selling, general and administrative
General and administrative compensation	$534,000	37%	$947,000	45%
Stock based payments	297,000	17%	633,000	126%
Professional Fees	364,000	(4%)	684,000	(7%)
Sales and marketing	391,000	74%	910,000	135%
Depreciation and amortization	20,000	(29%)	40,000	(30%)
Other	205,000	109%	395,000	98%
Research and development	109,000	14%	203,000	20%
Amortization of intangibles	433,000	62%	779,000	60%

Total Operating Expenses	2,353,000	36%	4,591,000	55%

Selling, General and Administrative

The Company’s selling, general and administrative costs increases generally reflect increases to the size of our organization as the result of the Company’s acquisition of P3 and increases in executive management, sales and operations personnel integral to the company’s sales growth strategy.

General and administrative compensation costs from continuing operations increased during the second quarter of 2007 reflect the impact of personnel additions at the Company during the second half of 2006, and the hiring of an in-house counsel that had formerly worked for the Company in a retainer arrangement. In addition, the Company incurred annual payrate increases on average of approximately 6% for existing employees as compared to 2006 rates. General and administrative compensation cost from continuing operations increased during the first six months of 2007 for these same reasons as well as due to the impact of the acquisition of P3 in February 2006.

Stock-based payments during the three months ended June 30, 2007 were flat as compared to the three months ended June 30, 2006, however, the makeup of the expense between the two periods was different. The 2007 period reflects expenses due to options and restricted stock grants to several recently added employees, including an addition to the Company’s senior management team. In addition, the Company issued options to a third-party financial advisor in March of 2007. The Company believes that the grant of equity instruments is an important component of its overall compensation program that is needed to attract and retain its human resources as well as obtain the services of various third parties without consuming its cash resources. Stock-based compensation during the three months ended June 30, 2006, include approximately $223,000 of expense recognized for the issuance of warrants to International Barcode Corporation (d/b/a Barcode Technology) (“BTI”) in June 2006 in consideration for a cross-marketing relationship that enables the Company to expedite its entry into the Chinese market for secure documents. These warrants were fully vested as of March 31, 2007 and were set to expire in June of 2007. On June 13, 2007, the Company entered into an agreement with BTI to extend the expiration date of the warrants to December 31, 2007 in exchange for which BTI has agreed to provide the Company with a license agreement to market and produce BTI’s advanced barcode technologies in the United States for five years The value of the extension of the warrant was determined to be approximately $521,000. This amount was recorded as an other intangible asset and will be amortized over the expected useful life of the license agreement of five years.

In addition, on May 3, 2007, the Company granted a total of 445,000 restricted shares to certain members of senior management. These shares only vest upon the occurrence of certain events over the next 5 years, which include a change of control or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement suit against the European Central Bank. These shares, if vested, would result in the recording of stock based compensation expense of approximately $5,563,000 over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	% change vs. 3 months ended June 30, 2006	$	% change vs. 6 months ended June 30, 2006
Professional Fees Detail
Accounting and auditing	$52,000	0%	$165,000	42%
Consulting	106,000	(5%)	197,000	40%
Legal Fees	80,000	(24%)	135,000	(37%)
Stock Transfer, SEC and Investor Relations	126,000	85%	187,000	(6%)
	$364,000	9%	$684,000	2%

Professional fees include legal, accounting, shareholder services, investor relations, and consulting costs. During the first six months of 2007, accounting and auditing fee increases generally reflect an increase in costs as a result of the growth in the Company as compared to the same period of 2006, along with additional costs associated with the Company’s Sarbanes Oxley compliance requirements which is effective in 2007. Consulting fees increased during the first six months of 2007 as compared to 2006 due to addition of an intellectual property consultant, a new agreement with a German consulting firm, and the use of various financial consultants. Legal fees decreased due to the hiring of an in-house counsel that had formerly worked for the Company in a retainer arrangement and due to a general decrease in activity in the Company’s non-ECB related litigation. These legal costs do not include approximately $1,485,000,of legal and related costs incurred during the first half of 2007 associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. (See Part I -Financial Information -Note 8) As compared to 2006, second quarter SEC and investor relations costs increased due to the timing of certain printing and mailing costs associated with the Company’s annual shareholders meeting. However, year-to-date stock transfer, SEC and Investor Relations costs have decreased slightly during 2007 as compared to 2006 primarily as a result of a reduction in certain investor relations consulting costs.

Sales and marketing expenses, including sales and marketing personnel costs, increased in the second quarter and through the first six months of 2007 as a result of significant expansion in the resources that the Company is investing to grow the size of its sales and marketing team and increase the reach of its products through expansion of its marketing efforts. During the second quarter of 2007, the Company’s costs included several international business development efforts, including meetings in Germany, the United Kingdom, Mexico, Indonesia and the Dominican Republic. In addition, the Company invested its marketing efforts towards the roll-out of the Company’s On-Demand product offerings in conjunction with its partner, The Ergonomic Group.

Other expenses from continuing operations are primarily rent and utilities, office supplies, IT support, bad debt expense and insurance costs. Increases in 2007 reflect costs associated with a larger organization.

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

Amortization of intangibles

We amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our suit against the European Central Bank for patent infringement. In addition, we amortize our acquired intangibles from business combinations. A significant portion of these assets were acquired by the issuance of equity in the company. Our amortizable patent asset base at June 30, 2007 was approximately $5.8 million and will generate approximately $1.5 million in annual amortization expense during the next 4 years. The Company reviews these assets for impairment annually. If an impairment, such as unfavorable ruling in the Company’s patent infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

In addition, the Company has approximately $1.0 million of other intangible assets as of June 30, 2007 that consist of various royalty rights and marketing and distribution rights as well as acquired intangibles including customer lists and trade names. These assets will generate approximately $200,000 of annual amortization expense during the next 5 years.

In addition, the Company has $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined.

Discontinued operations

     Revenue from the company’s retail printing and copying division decreased 26% for the three months and six months ended June 30, 2007 as compared to the 2006 periods. Revenue for the division represented approximately 7% of the Company’s consolidated revenue for the three months and six months ended June 30, 2007 as compared to 16% and 13% of consolidated revenue for the three months and six months ended June 30, 2006, respectively. The decline is sales was contributed to the Company’s shift of resources from its retail printing operations to its security research and operations since the middle of 2006. Operating losses from the division were less than 3% of consolidated operating losses for the Company during the three and six months ended 2007 and 2006, respectively.

Net loss and loss per share

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	% change vs. 3 months ended June 30, 2006	$	% change vs. 6 months ended June 30, 2006
Net loss	(1,700,000)	41%	(2,910,000)	32%

Net loss per share, basic and diluted	(0.12)	33%	(0.21)	24%

Weighted average common shares outstanding, basic and diluted	13,625,408	6%	13,605,327	6%

           During the second quarter and first half of 2007, the Company experienced a net loss of $1.7 million and $2.9 million, respectively. While we experienced growth in our sales and gross profits during these periods, these increases did not offset significant increases in our operating expenses, especially significant increases in amortization expense, stock based compensation, compensation and sales and marketing expenses.

During the second quarter and first half of 2007, our basic and diluted loss per share increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding during each of these periods as compared to 2006. Our outstanding shares have increased as we have issued our common shares for warrants exercised and for the purchase of patent assets.

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

Adjusted EBITDA

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	% change vs. 3 months ended June 30, 2006	$	% change vs. 6 months ended June 30, 2006

Net Loss	$(1,700,000)	41%	$(2,910,000)	32%
Add back:
Depreciation	47,000	(25%)	91,000	(24%)
Amortization of Intangibles	433,000	62%	779,000	60%
Stock based payments	297,000	17%	633,000	126%
Interest Income	(34,000)	100%	(75,000)	70%
Interest Expense	1,000	(80%)	2,000	(82%)
Income Taxes	5,000		9,000

Adjusted EBITDA	(951,000)	50%	(1,471,000)	9%

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. During the three months ended June 30, 2007, the Company experienced an increase in its Adjusted EBITDA loss as increases in its revenue and gross profit did not offset greater increases in its core operating expenses (core operating expenses are general and administrative compensation, professional fees, sales and marketing, other and research and development costs). The Company’s core operating expenses from continuing operations increased 33% and 58% during the second quarter and first six months of 2007, respectively, as compared to the 2006 periods, primarily due to increases in sales and marketing expenses. The Company expects that it will continue to incur Adjusted EBITDA losses unless is can increase its revenue levels. It is the Company’s belief that the amounts it is incurring during the current periods for sales and marketing are critical investments required to increase the required break-even revenue levels. However, there the Company cannot be certain that it will be able to successfully obtain these break-even levels which would require the Company to significantly reduce its costs structure.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Six Months Ended
	June 30		June 30
	2007		2006		%
	(unaudited)		(unaudited)		Change

Cash flows (used) provided by:

Operating activities	$(1,637,000)		$(1,517,000)		(8%)
Investing activities	(732,000)		(1,449,000)		49%
Financing activities	(183,000)		716,000		(126%)

Working capital	1,836,000		1,069,000		72%
Current ratio	1.65	x	1.57	x	5%

As of June 30, 2007, we had cash and cash equivalents of $3.3 million, a 43% decrease from December 31, 2006. As discussed below, the decrease in the Company’s cash position is primarily due to the payment of fees related to a private placement of equity which the Company closed on December 26, 2006 and January 22, 2007, the payment of legal fees associated with its patent applications and defense costs, as well as cash used for operations. As discussed below, the Company believes that its cash balance as of June 30, 2007 will satisfy its projected working capital and capital expenditure requirements, including the costs related to its patent defense litigations, for at least the next 12 months.

Operating Cash Flow - Over time, operating cash flows are expected to mirror Adjusted EBITDA results. During the first six months of 2007, the Company used approximately $1.6 million of cash for operations, which is slightly greater than the Adjusted EBITDA loss of $1.4 million during the same period. This variance is primarily due to the payment of prepaid rent of approximately $200,000 for the Company’s new facility it has leased for its plastic printing division. For the foreseeable future, the Company will continue to use cash for operations at a similar pace, only to be offset by increases in revenue. As of June 30, 2007, the Company believes that it will need to reach an annual revenue level of approximately $7.5 million in order to maintain positive operating cash flow.

Investing Cash Flow -During the first half of 2007, the Company used approximately $732,000 of cash for fixed asset additions and to invest in its patent portfolio, including the payment of legal costs associated with patent applications and the defense of our patents, which includes payments to cover third party experts fees and other fees associated with the Company’s litigation against the ECB. The Company was able to use its equity to pay for approximately $746,000 of patent related costs as a result of its agreement with its lead counsel in its ECB litigation.

Financing Cash Flows -During the first quarter of 2007, the Company received approximately $340,000 from the private placement of stock and the exercise of warrants which was offset by the payment of approximately $520,000 in fees associated with the private placements concluded in the fourth quarter of 2006 and the first quarter of 2007. As of June 30, 2007, the Company has approximately 929,000 warrants outstanding and exercisable at exercise prices below the closing market price of our Common stock as of June 30, 2007 of $13.79 that, if exercised, would produce approximately $9.4 million in cash proceeds to the Company.

Cash flows from discontinued operations -During the six months ended June 30, 2007, operating cash flows from the company’s retail printing and copying division were essentially $0. In addition, during this period, the division did not have any investing or financing cash flow activities. Cash flows from discontinued operations are included in the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in certificates of deposits with maturities of 90 days or less. Changes in interest rates affect the investment income we earn and therefore impact our cash flows and results of operations.

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars. To date, all of our billings were denominated in the U.S. dollar. However, certain of our legal fees are payable in foreign currencies, for which a gain or loss is recognized on foreign currency transactions is recognized when payments are made. To date and for the foreseeable future, gains and losses on such transactions have been minimal.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of its Chief Executive Officer and the Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of that date.

During the Company’s most recent fiscal quarter, the Company initiated reviews and analysis of internal control procedures and designs in the context of Section 404 of the Sarbanes Oxley Act of 2002. The Company has begun and expects to continue to modify and change its internal control procedures to meet the compliance standards of the Sarbanes Oxley Act for its fiscal year ended December 31, 2007. The Company expects to make internal control changes to address control issues typically associated with a small company including a lack of segregation of duties. These changes may involve the addition of accounting staff, the use of consultants and external resources, or a combination thereof in order to achieve the desired internal control effectiveness.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, we commenced a suit against the European Central Bank (the “ECB”) alleging patent infringement by the ECB and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. We will seek all remedies available to us under the law. In November 2005, the European Central Bank filed its answer to our complaint asserting procedural and jurisdictional arguments. The ECB contended that the proper venue was not in the Court of First Instance, but rather in each individual country that is a member of the ECB. We responded to the European Central Bank’s answer in late December 2005, arguing that the Court of First instance was the proper venue. The parties are awaiting the ruling from the Court of First Instance on jurisdiction.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. The proceedings in Luxembourg have been withdrawn by the ECB due to procedural irregularities; the ECB have the option to recommence those proceedings, but have not yet done so.

On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent that was awarded to us by the European Patent Office Technical Board of Appeal has been deemed invalid in the United Kingdom on the grounds of added subject matter. The ECB’s attacks that the Patent was not new and was not inventive were dismissed. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the Company was given permission by the English Court to appeal to the Court of Appeal the ruling and an appeal was filed on 30 April 2007. As a result of the ruling and according to English Court rules, the Company was also required to pay a portion of the ECB’s legal costs associated with the case. On April 2, 2007, the English Court ordered that the Company should pay 30% of the ECB’s reasonable legal costs, of which the Company paid 90,000 pounds (USD $182,000) on April 4, 2007. The remaining amounts (estimated to be a further 90,000 pounds) will be calculated in a separate procedure likely to take place after the appeal. However, the outcome of the appeal will also either uphold (if the ECB are successful) or reverse (if the Company is successful) the award of costs at first instance.

On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich (the “German Court”) ruled, having seen the judgment of the English Court, that the Patent was valid in Germany. This ruling validates the Patent in Germany and confirms the legal basis of the Company’s infringement suit against the ECB. In addition, as a result of this ruling, the Company expects to be awarded reimbursements for a proportion of its costs associated with the German validity case, estimated at €35,000.

On June 4, 2007, a trial was held in the French High Court in Paris, regarding validity of the Patent. A decision in the French trial is expected in approximately the middle of September of 2007. Additional trials regarding validity are expected to take place in the six other countries from late 2007 into 2008.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggert is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to us. Among other things, we contend that certain of the purported agreements are not binding and/or enforceable. To the extent any of them are binding and enforceable, we claim that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them , and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against our company, claiming Adler owns or co-owns or has a license to use certain technologies of ours. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggart’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contending that our purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. We have denied the material allegations of all of the counterclaims. If Adler is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

ITEM 1a - RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A of the Company’s Quarterly Report in Form 10-Q for the quarter ended March 31, 2007.

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

Item 10.30 License and Distribution Agreement, dated November 8, 2006, between Document Security Systems, Inc and PT Sekur Grafika

Item 10.31 Limited Exclusive Patent License Agreement, dated December 29, 2006, between Document Security Systems, Inc and Ergonomic Group, Inc.

Item 10.32 License and Distribution Agreement, dated June 27, 2007, between Document Security Systems, Inc. and Cultura Interactiva S.A. de C.V.

Item 10.33 Warrant No B-1, dated June 16, 2006, issued to International Barcode Corporation

Item 10.34 Amendment to Warrant B-1, dated June 13, 2007, between Document Security Systems, Inc. and International Barcode Corporation

Item 10.35 Letter Agreement, dated June 11, 2007, between Document Security Systems, Inc. and International Barcode Corporation

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

DOCUMENT SECURITY SYSTEMS, INC.

Date: August 14, 2007	By:	/s/ Patrick White

Patrick White Chief Executive Officer

Date: August 14, 2007	By:	/s/ Philip Jones

Philip Jones Acting Chief Financial Officer (Vice President of Finance)