Form 10-Q
period 2007-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2007-11-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
1-32146

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

Applicable only to corporate issuers

As of November 12, 2007 (the most recent practicable date), there were 13,676,030 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,376,944	$5,802,615
Accounts receivable, net of allowance
of $39,000 ($74,000 -2006)	731,492	618,622
Inventory	234,654	239,416
Prepaid expenses and other current assets	857,469	224,782

Total current assets	3,200,559	6,885,435
Restricted cash	177,345	-
Fixed assets, net	887,278	637,732
Other assets	145,351	156,734
Goodwill	1,396,734	1,396,734
Other intangible assets, net	6,573,643	5,389,564

Total Assets	$12,380,910	$14,466,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,472,350	$1,283,503
Accrued expenses & other current liabilities	564,126	877,261
Deferred revenue	780,912	564,439
Current portion of capital lease obligations	31,336	34,814

Total current liabilities	2,848,724	2,760,017

Long-term capital lease obligations	26,755	50,417
Long-term deferred revenue	15,938	466,875

Commitments and contingencies (see Note 9)

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized,
13,676,030 shares issued and outstanding
(13,544,724 in 2006)	273,521	270,894
Additional paid-in capital	31,235,453	28,145,793
Accumulated deficit	(22,019,481)	(17,227,797)
Total stockholders' equity	9,489,493	11,188,890
Total Liabilities and Stockholders' Equity	$12,380,910	$14,466,199

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenue
Security printing	$945,941	$723,916	$2,764,323	$2,185,193
Royalties	278,290	246,528	871,243	343,223
Digital solutions	9,469	-	184,240	-
Legal products	175,725	167,518	513,070	483,983
Total Revenue	1,409,425	1,137,962	4,332,876	3,012,399

Costs of revenue
Security printing	635,935	511,343	1,691,473	1,399,820
Digital solutions	3,507	-	40,521	-
Legal products	82,575	86,355	276,342	267,240

Total costs of revenue	722,017	597,698	2,008,336	1,667,060

Gross profit	687,408	540,264	2,324,540	1,345,339

Operating expenses:

Selling, general and administrative	1,979,171	1,363,654	5,587,903	3,674,767
Research and development	110,833	93,693	314,130	262,577
Amortization of intangibles	480,256	275,714	1,258,985	763,989
Operating expenses	2,570,260	1,733,061	7,161,018	4,701,333

Operating loss	(1,882,852)	(1,192,797)	(4,836,478)	(3,355,994)

Other income (expense):
Interest income	14,829	7,200	89,816	51,338
Loss on foreign currency transactions	(6,378)	-	(10,669)	-
Interest expense	(1,362)	(2,788)	(3,811)	(13,632)
Loss from continuing operations before income taxes	(1,875,763)	(1,188,385)	(4,761,142)	(3,318,288)

Income taxes	4,738	-	14,214	-
Loss from continuing operations	(1,880,501)	(1,188,385)	(4,775,356)	(3,318,288)

Loss from discontinued operations (Note 6):
Gain on sale of discontinued assets	42,905	-	42,905	-
Loss from operations of discontinued
operations	(43,807)	(16,041)	(59,233)	(87,237)
Loss on discontinued operations	(902)	(16,041)	(16,328)	(87,237)
Net loss	$(1,881,403)	$(1,204,426)	$(4,791,684)	$(3,405,525)

Net loss per share -basic and diluted:
Continuing operations	$(0.14)	$(0.09)	$(0.35)	$(0.26)
Discontinued operations	0.00	0.00	0.00	0.00
Net Loss	$(0.14)	$(0.09)	$(0.35)	$(0.26)
Weighted average common shares outstanding, basic and diluted	13,676,030	12,920,315	13,629,241	12,868,887

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2007	2006
Cash flows from operating activities:	(unaudited)	(unaudited)
Net loss	$(4,791,684)	$(3,405,525)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization expense	1,396,262	927,635
Stock based compensation	970,829	591,684
Net gain on disposal of discontinued operations	(42,905)	-
(Increase) decrease in assets:
Accounts receivable	(112,870)	(389,229)
Inventory	4,762	(30,487)
Prepaid expenses and other assets	(171,526)	(20,541)
Increase (decrease) in liabilities:
Accounts payable	445,334	360,080
Accrued expenses	(25,635)	(125,361)
Deferred revenue	(234,464)	595,783
Net cash used by operating activities	(2,561,897)	(1,495,961)

Cash flows from investing activities:
Purchase of fixed assets	(423,918)	(78,204)
Proceeds from the sale of discontinued operations	80,000	-
Acquisition of business	-	(1,301,670)
Increase in other intangible assets	(1,150,977)	(453,542)
Net cash used by investing activities	(1,494,895)	(1,833,416)

Cash flows from financing activities:
Repayment of long-term debt	-	(218,200)
(Increase) decrease in restricted cash	(177,345)	240,000
Repayment of capital lease obligations	(27,140)	(24,704)
Payment of accrued stock issuance costs	(519,619)	-
Issuance of common stock	355,225	899,159
Net cash (used) provided by financing activities	(368,879)	896,255

Net decrease in cash and cash equivalents	(4,425,671)	(2,433,122)
Cash and cash equivalents beginning of period	5,802,615	3,953,482
Cash and cash equivalents end of period	$1,376,944	$1,520,360

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The Company recognizes revenue from technology licenses over the term of license agreements once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

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

The Company also enters into arrangements under which hosted software applications are provided. Revenue is recognized for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Revenues related to these arrangements consist of system implementation service fees and software subscription fees. System implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, revenue is recognized on system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which is the contractual life of the customer’s subscription agreement. Software subscription fees, which typically commence upon completion of the related system implementation, are recognized ratably over the applicable subscription period. Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as deferred revenue.

Share-Based Payments - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recent Accounting Pronouncements -In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 (See Note 8).

2.     Restricted Cash

In July 2007, the Company was required to establish a restricted cash balance of 87,500 pounds, or approximately $177,000, as collateral for a deed of guarantee required by the English Court of Appeals in order for the Company to pursue an appeal in that court. (See Note 9 Legal Matters)

3. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Finished Goods	$139,434	$145,206
Raw Materials	95,220	94,210
	$234,654	$239,416

4.     Other Intangible Assets

Other intangible assets are comprised of the following:

	September 30, 2007				December 31, 2006
	Useful	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortizaton	Amount	Amount	Amortizaton	Amount
Royalty rights	5 years	$90,000	$67,500	$22,500	$90,000	$54,000	$36,000
Other intangibles	5 years	1,187,595	277,258	910,337	666,300	149,036	517,264
Patent and contractual rights	Varied (1)	8,134,170	2,493,364	5,640,806	6,212,400	1,376,100	4,836,300
		$9,411,765	$2,838,122	$6,573,643	$6,968,700	$1,579,136	$5,389,564

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of  September 30, 2007 the weighted average remaining useful life of these assets in service was 4.0 years.

5.     Shareholders’ Equity

Stock Issued for Patent Defense Costs - On November 14, 2006, the Company entered into an agreement with McDermott Will & Emery LLP (“MWE”), its lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allows the Company to use its common stock with a value not to exceed $1.2 million to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB patent validity litigation. During the nine months ended September 30, 2007, 60,866 restricted common shares were issued to MWE to pay for approximately $746,000 of legal fees incurred through September 30, 2007. In total, 107,881 shares valued at $1,203,000 have been issued to MWE.

Stock Issued in Private Placement - On January 22, 2007, the Company sold 6 units at a price of $50,000 per unit consisting of 35,280 unregistered shares of its common stock and five-year warrants to purchase up to an aggregate of 17,640 shares of its common stock at an exercise price of $11.75 per share. The fair market value of these warrants was determined using the Black Scholes option pricing model at $107,000. The Company incurred placement agent fees associated with the offering equal to 9% commissions, or $27,000. In addition, in January 2007, the Company paid $492,000 of private placement fees and legal fees related to an offering that occurred during 2006.

Restricted Stock - On May 3, 2007, the Company granted 25,000 restricted shares of its common stock pursuant to the Company’s 2004 Employee Stock Option Plan that will vest over two years to a member of its senior management team. These shares were valued at the fair value on the grant date at approximately $312,000. Also on May 3, 2007, the Company granted 445,000 restricted shares of common stock pursuant to the Company’s 2004 Employee Stock Option Plan to certain members of senior management. These 445,000 shares vest only upon the occurrence of certain events over the next 5 years, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank. These 445,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $5,563,000 over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period. As of September 30, 2007, vesting is not considered probable and no compensation expense has been recognized.

Stock Options - On March 26, 2007, the Company issued options to purchase 150,000 shares of its common stock pursuant to the Company’s 2004 Employee Stock Option Plan with an exercise price of $10.89 per share to a third party consultant that vest over three years, subject to certain vesting acceleration provisions. During the nine months ended September 30, 2007, the Company recognized approximately $98,000 of compensation expense associated with these options. The Company values stock options utilizing the Black Scholes option pricing model. The Company records stock based payment expense related to these options at the then current fair value of at each reporting date as the services are performed in accordance with EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement in accordance to EITF 00-18.

During 2007 the Company has issued options to purchase 177,5000 of its common shares pursuant to the Company’s 2004 Employee Stock Option Plan and the 2004 Non-Employee Officer Director Stock Option Plan at exercise prices ranging from $11.10 to $12.50 per share to employees and directors that vest between one to two years. During the nine months ended September 30, 2007, the Company recognized approximately $194,000 of compensation expense associated with these options. The Company values stock options utilizing the Black Scholes option pricing model. The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.

Stock Warrants -During the nine months ended September 30, 2007, the Company received approximately $55,000 in proceeds from the exercise of warrants to purchase 12,125 shares of its common stock.

In June, 2007, the Company entered into an agreement with International Barcode Technologies, also known as BTI, to extend the expiration date of warrants to purchase 500,000 shares of common stock of the Company at a purchase price of $10.00 per share that the Company previously issued to BTI from June 16, 2007 to December 31, 2007. In exchange, BTI has agreed to provide the Company with a license to market and produce BTI’s advanced barcode technologies in the United States for five years The value of the extension of the warrant was determined to be approximately $521,000 using the Black-Scholes option pricing model. This amount was recorded as an other intangible asset and will be amortized over the expected useful life of the license agreement of five years. During the nine months ended September 30, 2007, the Company recognized approximately $223,000 of stock based compensation associated with these warrants, prior to the modification of the warrants.

In August 2007, the Company issued 25,000 fully vested warrants to purchase the Company’s shares with an exercise price of $12.59 per share with a three-year term to a unrelated third party consultant. In September 2007, the Company issued 136,750 warrants to purchase the Company’s shares with an exercise price of $12.63 per share with a five-year term to another unrelated third party consultant of which 50% of the warrants vested upon issuance with the remaining warrants to vest six months from the date of grant, subject to certain vesting acceleration provisions. As a result of these warrant issuances, the Company recognized $46,000 of compensation expense during the three months ended September 30, 2007. In addition, approximately $525,000 was recorded as prepaid services associated with the nonforfeitable, fully vested portion of these warrant grants. The Company values stock warrants utilizing the Black Scholes option pricing model. The Company records stock based payment expense related to these warrants at the then current fair value of at each reporting date as the services are performed in accordance with EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement in accordance to EITF 00-18. Accordingly, the Company records the fair value of nonforfeitable, fully vested warrants issued for future consulting services as prepaid services in its consolidated balance sheet.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three and nine months ended September 30, 2007, the Company recognized approximately $338,000 and $971,000, respectively ($311,000 and $592,000- respectively, in 2006) in stock-based compensation.

As of September 30, 2007, there were approximately $9.1 million of total unrecognized compensation costs related to non-vested options and restricted stock granted under the Company’s stock option plans, the cost of which will be recognized if earned over a period of not to exceed five years. The total fair value of options, warrants and restricted shares that vested during the nine-month period ended September 30, 2007 was approximately $1,657,000 ($542,000 - 2006).

6.     Discontinued Operations

On September 25, 2007, the Company sold certain assets and the operations of its retail copying and quickprinting operations to an unrelated third party for $80,000 and the assumption of ongoing operating leases. The sale included fixed assets with a net book value of approximately $37,000. The Company recognized a gain on the sale of approximately $43,000. In accordance with SFAS 144, the disposal of assets constitutes a component of the entity and has been accounted for as discontinued operations. The Company recognized a gain on the sale of approximately $43,000. The operating results relating to these assets are segregated and reported as discontinued operations in the accompanying 2007 and 2006 consolidated statement of operations. The results of operations directly attributed to the division’s operations that have been reclassified from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues	$72,791	$125,347	$292,282	$423,426
Cost of sales	48,720	70,027	150,525	265,505
Operating expenses	67,878	71,361	200,990	245,158
Loss from discontinued
operations	$(43,807)	$(16,041)	$(59,233)	$(87,237)

7.     Earnings Per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  If the Company had generated earnings during the nine-month period ended September 30, 2007, 767,887 (875,436- 2006) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

8.  Income Taxes

      We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of January 1, 2007, there were no unrecognized tax positions. Our policy is to recognize interest and penalties on tax deficiencies in the provision for income taxes in the consolidated statements of operations.  As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

9.     Commitments and Contingencies

Operating Lease

On May 19, 2007, the Company entered in to a seven-year operating lease for an approximately 25,000 square foot production facility in Brisbane, California. Pursuant to the terms of the lease, the Company will be responsible for minimum lease commitments as follows:

2007	$109,058
2008	$241,217
2009	$248,454
2010	$255,907
2011	$263,585
2012	$271,492
Thereafter	$433,535
$1,823,248

Legal Matters

On August 1, 2005, we commenced a suit against the European Central Bank (the “ECB”) alleging patent infringement by the ECB and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, which has opened the door for country-by-country infringement litigation.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent that was awarded to us by the European Patent Office Technical Board of Appeal has been deemed invalid in the United Kingdom. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the Company was given permission by the English Court to appeal to the Court of Appeal the ruling. This appeal is scheduled for February 4, 2008. As a result of the ruling and according to English Court rules, the Company was also required to pay a portion of the ECB’s legal costs associated with the case. On April 2, 2007, the English Court rewarded the ECB 180,000 pounds ($365,000) for such reimbursement, of which the Company paid 90,000 pounds ($182,000) on April 4, 2007 and the remaining 90,000 pounnds ($182,000) is included in accrued expense at September 30, 2007. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich ruled that the Patent was valid in Germany. This ruling validates the legal basis of the Company’s infringement suit against the ECB. The ECB is appealing the German ruling. In addition, as a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692. On June 4, 2007, a trial was held in the Paris High Court in Paris, France regarding a validity of the Patent. A decision in the French trial is expected on January 9, 2008. The Netherlands trial has been set for December 14, 2007 in Amsterdam, and the Spanish trial in early 2008. Additional trials regarding validity are expected to commence in the four other countries during 2008 and 2009.

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

Commitments

Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, including the lawsuit against the European Central Bank described in Part II Item 1 - Legal Proceedings, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of September 30, 2007, there have been no settlement amounts related to these agreements.

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

10. Supplemental Cash Flow Information

During the nine months ended September 30, 2007, the Company issued 60,866 shares of Common Stock valued at approximately $746,000 in conjunction with the payment of legal expenses which were capitalized as other intangible assets. In addition, the Company issued fully vested, nonforfeitable warrants to consultants of approximately $525,000 that are recorded as a prepaid expense that will be recognized as stock based compensation expense over the term of the consulting agreement. In addition, the Company extended the term of previously issued warrants to a warrant holder in exchange for a license valued at approximately $521,000. During the nine months ended September 30, 2006, the Company issued 18,704 shares of Common Stock valued at $250,000 in conjunction with the acquisition of Plastic Printing Professionals.

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

Document Security and Production
License, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and Plastic Printing Professionals divisions. In September 2007, the Company sold the assets of its retail printing and copying division, a former component of the Document Security and Production segment, to an unrelated third party as this operation was not critical to the Company’s core operations. The results of this division are reported as discontinued operations and are not a component of these segment results (See Note 6).

Legal Supplies	Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com.

            Approximate information concerning the operations by reportable segment for the three and nine months ended September 30, 2007 and 2006 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

	Legal	Security &
	Supplies	Production	Corporate	Total
3 months ended Septmber 30, 2007:
Revenues from external customers from continuing operations	$176,000	$1,233,000	$-	$1,409,000
Depreciation and amortization from continuing operations	3,000	511,000	1,000	515,000
Segment profit or (loss) from continuing
operations	(13,000)	(799,000)	(1,069,000)	(1,881,000)

3 months ended September 30, 2006:
Revenues from external customers from continuing operations	$$168,000	$970,000	$-	1,138,000
Depreciation and amortization from continuing operations	3,000	288,000	16,000	307,000
Segment profit or (loss) from continuing
operations	13,000	(773,000)	(428,000)	(1,188,000)

		Document
	Legal	Security &
	Supplies	Production	Corporate	Total
9 months ended September 30, 2007:
Revenues from external customers from continuing operations	$513,000	$3,820,000	$-	$4,333,000
Depreciation and amortization from continuing operations	9,000	1,324,000	30,000	1,363,000
Segment profit or (loss) from continuing
operations	(11,000)	(2,217,000)	(2,547,000)	(4,775,000)

9 months ended September 30, 2006:
Revenues from external customers from continuing operations	$484,000	$2,528,000	$-	$3,012,000
Depreciation and amortization from continuing operations	9,000	796,000	72,000	877,000
Segment profit or (loss) from continuing
operations	(18,000)	(1,845,000)	(1,455,000)	(3,318,000)

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

Results of Operations for the Three and Nine Months Ended September 30, 2007

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006. All amounts have been adjusted to reflect the Company’s results after effect of the discontinued operations. On September 25, 2007, the Company sold its copying and quick-printing business to a private investor. In accordance with FASB 144, the Company accounts for the revenue and expenses of this operation, which is a component of its security printing segment, as a discontinued operation.

The following discussion also includes a non-GAAP financial measure which has been reconciled to the most comparable GAAP financial measure of net loss. Our management believes that this performance measure is a relevant indicator of the Company’s financial performance.

Revenue

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
		% change vs. 3 months		% change vs. 9 months
	$	ended September 30, 2006	$	ended September 30, 2006
Revenue
Security printing	$946,000	31%	$2,765,000	27%
Royalties	278,000	13%	871,000	154%
Digital solutions	9,000		184,000
Legal products	176,000	5%	513,000	6%
Total Revenue	1,409,000	24%	4,333,000	44%

Document Security and Production

For the three-month period ended September 30, 2007, revenue from continuing operations increased 24% from the same period ended September 30, 2006. The increase in revenue resulted primarily from increases sales of security printing and increases in royalty revenue from the licensing of the Company’s patented technology. Sales of security printing, after removing in discontinued operations, increased 31% from the prior year’s quarter which reflected increased demand for the Company’s plastic printing unit driven by shipments on a foreign driver license project along with increases in sales of its security paper products, which were positively impacted by orders of security paper for Medicaid Prescription Pads. The Company, through its agreement with Boise Cascade provides paper that meets the standard Medicaid legislation regarding paper-based anti-copy/anti-scan security features required in Medicaid papers. The Company saw a significant increase in orders for secure prescription paper based on recent U.S. Federal legislation from that requires secure paper to be used in order to receive Medicaid reimbursements for prescriptions. While the initial deadline for compliance was moved from October 1, 2007 to April 1, 2008, the Company experienced a increase in demand for security paper as healthcare providers rushed to meet the new requirements.

For the nine-month period ended September 30, 2007, revenue from continuing operations increased 44% from the same period ended September 30, 2006. The Company has increased revenue in all of its major product categories, including increases in royalty revenue from the licensing of the Company’s patented technology, an increase in sales of security products and documents, including initial shipments on a foreign driver license project and increased demand of the Company’s security paper, and for initial sales of the Company’s On-Demand product which was introduced in early 2007. In addition, the security printing revenue increase reflects the effect of the Company’s acquisition in February 2006 of Plastic Printing Professionals.

Legal Products

            Revenue from our legal products business, Legalstore.com, increased 5% during the third quarter of 2007 compared with the third quarter of 2006, and has increased 6% through the first nine months of 2007 compared to 2006. While we view our legal supplies business segment as a non-core part of our company, we continue to seek growth opportunities for the business. The Company is currently redesigning the Legalstore.com’s website and e-commerce platform along with expanding its product offerings.

Cost of Sales and Gross Profit

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
		% change vs. 3 months		% change vs. 9 months
	$	ended September 30, 2006	$	ended September 30, 2006
Costs of revenue
Security printing & products	$636,000	24%	$1,691,000	21%
Digital solutions	3,000		41,000
Legal products	83,000	-3%	276,000	3%
Total cost of sales	722,000	21%	2,008,000	20%

Gross profit
Security printing & products	310,000	46%	1,073,000	37%
Royalties	278,000	13%	871,000	154%
Digital solutions	6,000		143,000
Legal products	93,000	13%	237,000	9%
Total gross profit	687,000	27%	2,324,000	73%

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
		% change vs. 3 months		% change vs. 9 months
		ended September 30,		ended September 30,
	%	2006		2006
Gross profit percentage:
Security printing & products	33%	11%	39%	8%

Royalties	100%	0%	100%	0%
Digital solutions	67%		78%
Legal supplies	53%	8%	46%	3%
Gross profit percentage:	49%	2%	54%	20%

Gross Profit

During the third quarter of 2007, gross profit from continuing operations increased 27% to $687,000 as compared to the third quarter of 2006 driven by the increase in sales volume. During the first nine months of 2007, gross profit from continuing operations increased 73% to $2,324,000. Along with increases as the result of license agreements with 100% gross profit percentages and a digital solution implementation with a 78% gross profit percentage, the Company realized significant growth in security printing gross profits during the first quarter of 2007 primarily due to the impact of a large secure driver’s license project which was delivered during the first quarter of 2007. These items resulted in the Company’s gross profit margin increasing 20% during the first nine months of 2007 as compared to the first nine months of 2006.

 Operating Expenses

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
		% change vs. 3 months		% change vs. 9 months
		ended September 30,		ended September 30,
		$2006		$2006
Selling, general and administrative
General and administrative
compensation	$514,000	25%	$1,310,000	23%
Stock based payments	338,000	9%	971,000	64%
Professional fees	352,000	66%	1,036,000	10%
Sales and marketing	466,000	108%	1,525,000	149%
Depreciation and amortization	20,000	11%	61,000	-18%
Other	289,000	55%	685,000	74%
Research and development	111,000	18%	314,000	19%
Amortization of intangibles	480,000	74%	1,259,000	65%

Total Operating Expenses	2,570,000	48%	7,161,000	52%

Selling, General and Administrative

The Company’s selling, general and administrative costs increases generally reflect increases in stock based payments and increases to the size of our organization as the result of the Company’s acquisition of P3 and increases in executive management, sales and operations personnel integral to the Company’s sales growth strategy.

General and administrative compensation costs increases from continuing operations for the three and nine months ended September 30 , 2007 reflect the impact of additions at the Company in senior management and administrative personnel and the impact of increases in medical benefit costs of 11% as compared to the prior year. In addition, the Company incurred annual payrate increases on average of approximately 6% for existing employees as compared to 2006 rates. The Company does not anticipate significant growth in its general and administrative compensation costs as it believes that it is sufficiently staffed for its current and near-term requirements.

Stock-based payments during the three months ended September 30, 2007 were relatively consistent with the three months ended September 30, 2006. The 2007 period reflects expenses due to options and restricted stock grants to new employees and consultants, including an addition to the Company’s senior management team. The Company believes that the grant of equity instruments is an important component of its overall compensation program because it improves the Company’s ability to attract and retain its human resources as well as obtain the services of various third parties without consuming its cash resources significantly. During the third quarter of 2007, the Company issued warrants to two unrelated third party consultants which resulted in approximately $46,000 of stock based expense recorded during the quarter as a result of these warrants. Stock-based compensation during the three months ended September 30, 2006 included approximately $223,000 of expense recognized for the issuance of warrants to International Barcode Corporation (d/b/a Barcode Technology) (“BTI”) in consideration for a cross-marketing relationship. There was no expense associated with these warrants during the third quarter of 2007. The Company values stock warrants utilizing the Black Scholes option pricing model. The Company records stock based payment expense related to these warrants at the then current fair value of at each reporting date as the services are performed in accordance with EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement in accordance to EITF 00-18. The Company believes that the grant of equity instruments is an important component of its overall compensation program that is needed to attract and retain its human resources as well as obtain the services of various third parties without consuming its cash resources.

In addition, on May 3, 2007, the Company granted a total of 445,000 restricted shares to certain members of senior management. These shares only vest upon the occurrence of certain events over the next 5 years, which include a change of control or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement suit against the European Central Bank. These shares, if vested, would result in the recording of stock based compensation expense of approximately $5,563,000 in the period in which any of the contingent vesting events is deemed to be probable.

Professional fees

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
		% change vs. 3 months		% change vs. 9 months
		ended September 30,		ended September 30,
		$2006		$2006
Professional Fees Detail
Accounting and auditing	$71,000	209%	$236,000	70%
Consulting	95,000	28%	292,000	36%
Legal Fees	120,000	126%	255,000	-4%
Stock Transfer, SEC and Investor
Relations	66,000	74%	253,000	7%
	$352,000	87%	$1,036,000	21%

Professional fees include legal, accounting, shareholder services, investor relations, and consulting costs. During the first nine months of 2007, accounting and auditing fee increases generally reflect an increase in costs as a result of the growth in the Company as compared to the same period of 2006, along with significant costs associated with the Company’s Sarbanes Oxley compliance requirements. Consulting fees increased during the first nine months of 2007 as compared to 2006 due to addition of an intellectual property consultant, a new agreement with a German consulting firm, and the use of various financial consultants. Legal fees during the first nine months of 2007 have remained relatively flat as compared to 2006 as the Company expends costs on certain of its legal matters. Legal cost increases associated with increased activity in the Company’s Adler Technologies matter have been partially offset by cost savings associated with the hiring of an in-house counsel that had formerly worked for the Company in a retainer arrangement. These legal costs do not include approximately $1,923,000 of legal and related costs incurred during the first nine months of 2007 ($922,000 -2006) associated with the application and defense of our patents which the company capitalizes and amortizes over the expected life of the patent. (See Part I -Financial Information -Note 9 - Legal Matters)

Sales and marketing expenses, including sales and marketing personnel costs, increased in the third quarter and through the first nine months of 2007 as a result of significant expansion in the resources that the Company is investing to grow the size of its sales and marketing team and increase the reach of its products through expansion of its marketing efforts. During the third quarter of 2007, the Company’s costs included costs associated with the September 17, 2007 launch of its AuthentiGuard® On-Demand(TM) product, attendance at several trade shows and international business development efforts, including meetings with prospective customers in Saudi Arabia, Germany, and Mexico. In addition, the Company initiated a direct mailing campaign to targeted vertical markets as a method of increasing the awareness of the Company’s products.

Other expenses from continuing operations are primarily rent and utilities, office supplies, IT support, bad debt expense and insurance costs. Increases in 2007 reflect costs increases associated with a larger organization and increase in rent associated with the move of the Company’s plastic printing division to a 25,000 square foot facility, a five-fold increase in space for that division. In addition, rent increased due to the addition of a Washington, DC sales office in 2007.

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

Amortization of intangibles

We amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our suit against the European Central Bank for patent infringement. In addition, we amortize our acquired intangibles from business combinations. A significant portion of these assets were acquired by the issuance of equity in the company. Our net amortizable patent asset base at September 30, 2007 was approximately $5.6 million and will generate approximately $1.7 million in annual amortization expense during the next 4 years. The Company reviews these assets for impairment annually. If an impairment, such as unfavorable ruling in the Company’s patent infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

In addition, the Company has approximately $932,000 of net other intangible assets as of September 30, 2007 that consist of various royalty rights and marketing and distribution rights as well as acquired intangibles including customer lists and trade names. These assets will generate approximately $250,000 of annual amortization expense during the next 4 years.

In addition, the Company has approximately $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined.

Discontinued operations

On September 25, 2007, the Company sold certain assets and the operations of its retail copying and quick-printing operations to an unrelated third party for $80,000 and the assumption of ongoing operating leases. The sale included fixed assets with a net book value of approximately $37,000. The Company recognized a gain on the sale of approximately $43,000. In accordance with SFAS 144, the disposal of assets constitutes a component of the entity and has been accounted for as discontinued operations. Prior to the sale, revenue from those operations decreased 42% for the three months and 31% for nine months ended September 30, 2007, respectively, as compared to the 2006 periods. The decline in sales of these operations was primarily contributed to the Company’s shift of resources from these operations to its security research and operations in the middle of 2006.

Net loss and loss per share

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
		% change vs. 3 months		% change vs. 9 months
		ended September 30,		ended September 30,
		$2006		$2006
Net loss	(1,881,000)	56%	(4,792,000)	41%

Net loss per share, basic and diluted	(0.14)	57%	(0.35)	35%

Weighted average common
shares outstanding, basic and diluted	13,676,030	6%	13,629,241	6%

           During the third quarter and first nine months of 2007, the Company experienced a net loss of $1.9 million and $4.8 million, respectively. While we experienced growth in our sales and gross profits during these periods, these increases did not offset significant increases in our operating expenses, especially significant increases in amortization expense, stock based compensation, compensation and sales and marketing expenses. As discussed below, our net income is significantly impacted by amortization of intangibles and stock-based compensation expense, which accounted for 43% and 47%, of the Company’s net losses for the third quarter and first nine months of 2007, respectively.

During the third quarter and first nine months of 2007, our basic and diluted loss per share increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding during each of these periods as compared to 2006. Our outstanding shares have increased primarily due common shares issued by the Company in a private placement in December 2006 and January 2007, and for the payment of patent defense costs.

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

Adjusted EBITDA

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
		% change vs. 3 months		% change vs. 9 months
		ended September 30,		ended September 30,
		$2006		$2006
Net Loss	$(1,881,000)	56%	$(4,792,000)	41%
Add back:
Depreciation	45,000	0%	137,000	-16%
Amortization of Intangibles	480,000	74%	1,259,000	65%
Stock based payments	338,000	9%	971,000	64%
Interest Income	(15,000)	114%	(90,000)	76%
Interest Expense	1,000	-67%	4,000	-71%
Income Taxes	5,000		14,000
	854,000	36%	2,295,000	55%

Adjusted EBITDA loss	(1,027,000)	78%	(2,497,000)	30%

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. During the three months ended September 30, 2007, the Company experienced an increase in its Adjusted EBITDA loss as increases in its revenue and gross profit did not offset greater increases in its core operating expenses (core operating expenses are general and administrative compensation, professional fees, sales and marketing, other and research and development costs). The Company’s core operating expenses from continuing operations increased 57% and 51% during the third quarter and first nine months of 2007, respectively, as compared to the 2006 periods. Along with expense increases associated with a increase in the size of the Company and an increase in its production facilities and capabilities, the Company has significantly increased spending for marketing and sales efforts. It is the Company’s belief that the amounts it is incurring during the current periods for sales and marketing are investments that will drive future revenue to Adjusted EBITDA break-even levels. However, the Company cannot be certain that it will be able to successfully obtain these break-even levels which would require the Company to significantly reduce its costs structure.

LIQUIDITY AND CAPITAL RESOURCES

  The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Nine Months Ended
	September 30,		September 30,		%
	2007		2006		Change
	(unaudited)		(unaudited)
Cash flows (used) provided by:
Operating activities	$(2,562,000)		$(1,496,000)		-71%
Investing activities	(1,495,000)		(1,833,000)		18%
Financing activities	(369,000)		896,000		-141%
Working capital	352,000		456,000		-23%
Current ratio	1.12	x	1.21	x	-7%

As of September 30, 2007, we had cash and cash equivalents of $1.4 million, a 76% decrease from December 31, 2006. As discussed below, the decrease in the Company’s cash position is primarily due to the payment of legal fees associated with its patent applications and defense costs, as well as cash used for operations.

Operating Cash Flow -During the first nine months of 2007, the Company used approximately $2.6 million of cash for operations, which is consistent with the Adjusted EBITDA loss of $2.5 million during the same period. As discussed above, the 44% increase in revenue during 2007, has been offset by increases in the Company’s expenditures, primarily on sales and marketing, production facility expansion and Sarbanes Oxley compliance costs. As of September 30, 2007, the Company believes that it will need to reach an annual revenue level of approximately $9.0 million based on its projected mix of revenue in order to maintain positive operating cash flow.

Investing Cash Flow -During the first nine months of 2007, the Company used approximately $1.5 million of cash for fixed asset additions and to invest in its patent portfolio. During the third quarter of 2007, the Company initiated a move into new production facility for its San Francisco area plastic printing division. Along with increasing the space of the division five-fold, the Company purchased new equipment, including a state of the art laminator and a digital plate system that significantly will increase the output capacity and efficiency of its operations. The Company began to move into the new facility in November, 2007. In addition, the Company made payments for legal costs associated with patent applications and the defense of its patents, which includes payments to cover third party experts fees associated with the Company’s litigation against the ECB. During this period, the Company used its equity to pay for approximately $746,000 of patent related costs as a result of its agreement with its lead counsel in its ECB litigation

Financing Cash Flows -During the first quarter of 2007, the Company received approximately $340,000 from the private placement of stock and the exercise of warrants which was offset by the payment of approximately $520,000 in fees associated with the private placements concluded in the fourth quarter of 2006 and the first quarter of 2007. As of November 9, 2007, the Company has approximately 239,000 warrants outstanding and exercisable at exercise prices below the closing market price of our Common stock as of November 9, 2007 of $7.30 that, if exercised, would produce approximately $1.3 million in cash proceeds to the Company.

Cash Flows From Discontinued Operations -During the nine months ended September 30, 2007, the company’s retail printing and copying division used approximately $31,000 of cash for operations. In addition, during this period, the division did not have any investing or financing cash flow activities. Cash flows from discontinued operations are included in the consolidated statement s of cash flows for the nine months ended September 30, 2007 and 2006.

Future Capital Needs - As a result of the foregoing, there can be no assurance that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses over the next twelve months. We have recently engaged certain financial advisors to assist the Company in entering into business relationships or partnerships with certain strategic investors. There can be no assurance that we will be able to raise any capital, or that any such capital would be raised on terms favorable to the Company, or that any financing could be obtained without significantly diluting the ownership interest of existing shareholders. Accordingly, we may be required to make significant changes to our current business plans, including the implementation of company-wide cost reductions.

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

Commencing in the second fiscal quarter, the Company initiated reviews and analysis of internal control procedures and designs in the context of Section 404 of the Sarbanes Oxley Act of 2002. The Company has begun and expects to continue to modify and change its internal control procedures to meet the compliance standards of the Sarbanes Oxley Act for its fiscal year ended December 31, 2007.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, we commenced a suit against the European Central Bank (the “ECB”) alleging patent infringement by the ECB and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, which has opened the door for country-by-country infringement litigation.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts (Luxembourg being the seat of the European Court of First Instance) seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent that was awarded to us by the European Patent Office Technical Board of Appeal has been deemed invalid in the United Kingdom. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the Company was given permission by the English Court to appeal to the Court of Appeal the ruling. This appeal is scheduled for February 4, 2008. As a result of the ruling and according to English Court rules, the Company was also required to pay a portion of the ECB’s legal costs associated with the case. On April 2, 2007, the English Court rewarded the ECB 180,000 pounds ($365,000) for such reimbursement, of which the Company paid 90,000 pounds ($182,000) on April 4, 2007. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich ruled that the Patent was valid in Germany. This ruling validates the legal basis of the Company’s infringement suit against the ECB. The EBC is appealing the German ruling. In addition, as a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692. On June 4, 2007, a trial was held in the Paris High Court in Paris, France regarding a validity of the Patent. A decision in the French trial is expected on January 9, 2008. The Netherlands trial has been set for December 14, 2007 in Amsterdam, and the Spanish trial in early 2008. Additional trials regarding validity are expected to commence in the four other countries during 2008 and 2009.

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

ITEM 1A - RISK FACTORS

            An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our Common Stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-Q, including our financial statements and related notes and information contained in our Form 10-K for the year ended December 31, 2006

We have a limited operating history with our new business model, which limits the information available to you to evaluate our business.

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $22,019,000 at September 30, 2007. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to our new business model regarding our On-DemandTM suite of products to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business model including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have a history of operating losses and we expect to continue to incur losses.

Since we changed our business model in 2002, we have not yet achieved profitability and we expect to continue incurring net losses until we recognize sufficient revenues. We had net losses of approximately $4,832,000 and $2,843,000 for the years ended December 31, 2006 and 2005, respectively, and approximately $4,792,000 for the first nine months of 2007. The principal causes of our losses are likely to continue to be costs resulting from the operation of our businesses, including costs associated with being a public company, costs relating to defending our patent rights, and failure to generate sufficient revenue.

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

We have been able to mitigate the cash outlays that we have been required to make for legal costs of our current infringement litigation and related invalidity cases against the European Central Bank by, among other things, negotiating legal fee caps and using shares of our common stock for payments. However, if we receive an adverse ruling in any of our infringement or related invalidity cases against the European Central Bank, we will likely be responsible for a large portion of the legal costs that were expended by the European Central Bank in such case, which would likely be significant. The payment of these amounts could adversely affect the Company’s financial position.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer and Chief Financial Officer; Peter Ettinger, our President; Thomas Wicker, our Vice-President of Research and Development; and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. Our employment agreements with Thomas Wicker and David Wicker expired in June 2007. Our employment agreement with Peter Ettinger expires in June 2009.There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

We may need to raise additional funds in the future to fund our business, complete the development, testing and marketing of our products, or make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. We have recently engaged certain financial advisors to assist the Company in entering into business relationships and partnerships with certain strategic investors. No assurance can be given that these funds will be available for us to finance our development on acceptable terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

As of September 30, 2007, there were approximately 185,000,000 of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. If our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of September 30, 2007, there were outstanding stock options and warrants to purchase an aggregate of 1,768,343 shares of our Common Stock at exercise prices ranging from $2.00 to $12.65 per share, of which 1,410,862 are currently exercisable. To the extent that these securities are exercised, dilution to our stockholders will occur. In addition, as of September 30, 2007, there were 595,000 restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities vest, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2007	By:	/s/ Patrick White
Patrick White Chief Executive Officer

November 14, 2007	By:	/s/ Philip Jones
Philip Jones Acting Chief Financial Officer (Vice President of Finance)