Form 10-K
period 2007-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2008-03-17
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐ Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the stock held by non-affiliates (6,163,619 shares) computed by reference to the closing price of such stock ($13.79), as of June 30, 2007, was $84,996,306.

As of March 10, 2008, there were 13,654,364 shares of Common Stock of Document Security Systems, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 1, 2008, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

ITEM 1 - DESCRIPTION OF BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging. We hold eight patents that protect our technology and have over a dozen patents in process or pending. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

We were organized as a New York corporation in 1984, and in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. To accomplish this, we acquired Lester Levin, Inc., an operator of a small printing company, an Internet-based business called Legalstore.com, and Thomas M. Wicker Enterprises, Inc. and Document Security Consultants, Inc., two privately owned companies engaged in the document security technology business with rights to certain patents developed by certain members of the Wicker Family. As a result of these acquisitions, we compiled the basis of our document security business by combining basic print capabilities necessary for research and development with the knowledge and expertise of our team of printing professionals and a foundation of patented technologies and trade secrets from which to launch our product offerings. Since this early stage, we have focused our efforts on developing and in some cases patenting new technologies and products, building our corporate, operational, marketing and sales staff to accommodate our expected growth, and developing and implementing our patent and intellectual property protection strategy.

In 2006, we acquired San Francisco-based Plastic Printing Professionals, Inc. (“P3”), a privately held security printer specializing in plastic cards containing multiple or singular security technologies. P3’s primary focus is manufacturing long-life composite, laminated and surface printed cards which can include magnetic strips, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and a patent-pending watermark technology. P3’s products are marketed through an extensive broker network that covers much of North America, Europe and South America. P3’s product and client list includes the Grammy Awards, the Country Music Association awards, sporting event media cards, ID cards for major airports and Latin American and African driver’s licenses. Our acquisition of P3 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions in order to expand our custom security printing business. In addition, the plastic products of P3 marked the first time that we were able to apply our technologies to a medium other than paper. During 2007, we sold our retail copying and quick-printing business as this operation no longer supported our core industry focus.

We generated revenue from continuing operations of $6.0 million in 2007, which equaled a 39% increase compared to 2006. The increase was primarily due to increases in royalty revenue from the licensing of the Company’s technology, and from increases in sales of security printing and products. Specifically, during 2007, the Company saw increased demand for its safety paper, especially in the latter half of 2007 due in party to new legislation that required hospitals, physicians and pharmacies to use tamperproof paper to fill all Medicaid prescriptions. Initially, the requirement, which was part 7002(b) of the “U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act of 2007” was to become effective on October 1, 2007, but a six-month grace period pushed the deadline to April 1, 2008. The Company, primarily through its customer Boise Cascade, saw an increase in demand to meet the initial October 1, 2007 deadline, which positively impacted the Company’s revenue during the fourth quarter of 2007.

Our increase in royalty revenue primarily reflects a full twelve months of revenue earned in 2007 under a license agreement signed with R.R. Donnelley in August 2006. During 2007, the Company also realized initial sales of its digital solutions products, which the Company officially launched in New York City in September 2007, in conjunction with its premier partner, The Ergonomics Group. The Company’s digital solutions products are an expansion of the Company’s core technologies so that they can be dynamically created in a host of operating environments and formats, including the ability to output security features on widely available, low cost desktop printers.

During 2007, gross profit from continuing operations increased by 57%, a greater pace than the 39% increase in revenue because a large portion of the increased revenue during 2007 was from royalty revenue, the Company’s highest margin product category. In addition, the Company focused its security printing and products business on the highest margin opportunities, which helped increase that group’s margins by 9%. Both of these trends positively impacted the Company’s overall profit margin percentage, which was 52% in 2007, a 13% increase over 46% in 2006.

Operating expenses from continuing operations for 2007 were $10.1 million compared with $6.8 million in 2006, an increase of 50%. Operating increases reflect increases in our organization, including costs associated with the move of our plastic card manufacturing operation into a 25,000 square foot facility, as well as a significant increase in sales and marketing expenditures. Sales and marketing costs reflect the focus by the Company to increase its presence in certain key vertical markets to drive long-term revenue opportunities. In addition, the Company experienced a significant increase in accounting expense associated with it Sarbanes Oxley compliance requirements. The expense increase also reflects increases in non-cash expenses of stock based payments and amortization of intangibles of 35% and 71%, respectively.

We recorded a net loss during 2007 of $7.0 million, or $0.51 per basic and diluted share, compared with a net loss of $4.8 million in 2006 or $0.37 per basic and diluted share. Adjusted EBITDA loss during 2007 was $3.8 million, or $0.28 per share, compared with a Adjusted EBITDA loss of $2.6 million, or $0.20 per share. Adjusted EBITDA, defined as earnings before interest, taxes, depreciation, amortization and non-cash stock based compensation expense, is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate records, securities and more. We are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions. We provide document security technology to security printers, corporations and governments worldwide and for currency, identifications, certifications, travel documents, prescription and medical forms, consumer product and pharmaceutical packaging, and school transcripts.

Our products can be delivered on paper, plastic, or digitally via our AuthentiGuard® DX product suite. We believe that our continued efforts in the field of digital security and technology greatly expand the reach and potential market for our AuthentiGuard® DX digital products and enterprise solutions. We believe that our AuthentiGuard® DX solution significantly changes the economics of document security for many customers as it eliminates the requirement to utilize pre-printed forms while allowing customers to leverage existing investments in their information technology infrastructure.

Technologies

We have developed or acquired various optical deterrent and related technologies that provide to our customers a wide spectrum of solutions. Our primary anti-counterfeiting products and technologies are marketed under the following trade names: AuthentiGuard™ DX, which includes On-Demand™ and Plugin, AuthentiGuard® Laser Moiré™, AuthentiGuard® Prism™, AuthentiGuard® Pantograph 4000™, AuthentiGuard® Phantom™, AuthentiGuard® VeriGlow™, AuthentiGuard® Survivor 21™ and AuthentiGuard® MicroPerf™.

Products and Services

Custom Document Security Solutions and Production: Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based and software enterprise solutions. We market and sell to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, passports, vital records, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.

Currently, we outsource the production of the majority of our custom security print orders to strategic printing vendors, except for secure plastic printed documents such as ID cards, which are manufactured mainly at our P3 manufacturing facility. The acquisition of P3 in February 2006 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions, partnerships or strategic alliances in order to fully service our custom security printing business. In late 2007, we moved our P3 manufacturing facility to a 25,000 square foot facility in order to increase our plastic manufacturing capacity. Our P3 division generally charges a per unit fee for its printing projects. Custom projects are generally billed at cost plus mark-up.

Additionally, our custom security solutions include our digital technology that provides custom-hosted or server-based solutions for our customers. Depending on our customer’s specific requirements, we host a secure server that accepts user inputs and delivers custom, variable secure documents for output at the user location, or offer a bundled server solution that allows for the production of custom, variable secure documents within the user’s network environment. For these projects, we typically charge the client a project fee along with ongoing licenses and maintenance fees. We also anticipate that we will be entering into per usage fee arrangements for certain applications of the digital solution.

Generic Security Paper: Our primary product for the retail end-user market is AuthentiGuard® Security Paper. AuthentiGuard® Security Paper is blank paper that contains our Pantograph 4000TM technology. The paper reveals hidden warning words, logos or images using The Authenticator- our proprietary viewing lens - or when the paper is faxed, copied or scanned. The hidden words appear on the duplicate or the computer digital file and essentially prevents documents, including forms, coupons and tickets, from being counterfeited. We market and sell our AuthentiGuard® Security Paper primarily through two major paper distributors: Boise Cascade and PaperlinX Limited. Since 2005, Boise has marketed our AuthentiGuard® Security Paper under its Boise Beware brand name in North America, primarily through its commercial paper sales group. In late 2005, we entered into an agreement with PaperlinX to market and sell our AuthentiGuard® Security Paper under the name SecurelinX in Europe, Australia and New Zealand. In addition, our licensee PyroTech has the marketing rights to manufacture and sell our Security Paper in the continent of Africa. We retain the rights to sell the same AuthentiGuard® Security Paper directly to end-users anywhere in the world.

Custom Security Paper: We also sell custom-designed security paper containing one or more of our technologies. We typically sell this security paper for high-end security solutions with special non-public authentication systems. One such product is used by a large Aerospace company that utilizes a custom paper for the security of spare parts. The Federal Aviation Administration has given our custom designed form an official part number which is utilized by Aerospace technicians.

In addition we have designed another custom security paper that meets the guidelines as set forth in new Medicaid prescription requirements which goes into effect on April 1, 2008. This paper is being sold by Boise Cascade in a controlled environment to medical professionals throughout the United States.

Currently, our AuthentiGuard® Security Paper is manufactured and stored for us by a third-party printer, which we believe has sufficient manufacturing capacity to meet the foreseeable demand for this product.

Technology Licensing: We license our anti-counterfeiting technology and trade secrets to security printers through licensing arrangements. We seek licensees that have a broad customer base that can benefit from our technologies or have unique and strategic capabilities that expand the capabilities that we can offer our potential customers. Licenses can be for a single technology or for a package of technologies.  We offer licensees a variety of pricing models, including:

•	Pay us one price per year;

•	Pay us a percentage of gross sales price of the product containing the technology during the term; or

•	Joint venture or profit sharing arrangement.

Legal Products: We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields.

Intellectual Property

Patents

Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on the research and development to ensure that we are a market leader with the ability to provide our customers effective solutions against an ever changing array of counterfeit risks. During 2007, 2006 and 2005, we spent 7% ($420,000), 8% ($353,000) and 24% ($314,000) of our revenue from continuing operations, respectively, for our research and development efforts. As we continue to grow our business, we expect to continue our research and development efforts, although these costs are expected to continue to decrease as a percentage of our revenue.

We use intellectual property to differentiate our products and technologies, mitigate infringement risk, and develop opportunities for licensing. Licensing of our optical deterrent and related technologies is supported by a patent portfolio covering a wide range of methods, applications, and system architectures.

Most of our patents relate to various methods for embedding optical deterrents and hidden images in printed documents, packaging, labels or plastic printed products such as ID Cards, whether the content is rendered by traditional printing methods or digital formats. Optical deterrent technologies are utilized to prevent or distort a scanners ability to capture true authentic looking images. The technologies are mainly ink that is printed in particular patterns that confuse the scanners imaging capture process. Our technologies prevent desktop scanners, high-end professional scanning systems, digital color copiers and photographic scanners from capturing images that are protected by our intellectual property.

The optical deterrent technologies can also be applied digitally utilizing software files and printing to a digital print output device such as large high-speed digital print engines such as the Hewlett Packard Indigo, Xerox I-Gen or Kodak Nexpress. In addition, the AuthentiGuard® On-DemandTM product is produced on desktop printers as the technology is applied on servers and accessed over the Internet to produce the secure document.

To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, our patent portfolios has five U.S. and three foreign issued patents and 15 U.S. and foreign patent applications on file as of December 31, 2007 in the areas of optical deterrents and related technologies. Separately, we own registered trademarks in both the U.S. and other countries and have applied for other trademarks. We continue to develop and broaden our portfolio of patented technologies, including optical deterrents and related applications and systems, and other technologies related to image and document protection. Digital versions of the technologies represent the majority of the new development.

Although we devote significant resources to developing and protecting our technologies, and periodically evaluate potential competitors of our technologies for infringement of our intellectual property rights, these infringements may nonetheless go undetected or may arise in the future. We expect that infringement claims may increase as companies become more concerned with protecting their content from digital copying.

By aggressively defending our intellectual property rights, we believe that we may be able to secure a potentially significant amount of additional and ongoing revenue by securing proceeds from lawsuits, settlements, or licensing agreements with those persons, companies or governments that we believe are infringing our patents. We intend to use the appropriate legal means that are economically feasible to protect our ownership of these technologies. We cannot be assured, however, that our efforts to prevent the misappropriation of the intellectual property used in our business will be successful, or that we will be successful in obtaining monetary proceeds from entities that we believe are infringing our patents. Further, we cannot be assured that any patents will be issued for our U.S. or foreign applications or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. We also cannot be assured that competitors would not be able to design around any such proprietary right or obtain rights that we would need to license or design around in order to practice under these patents.

Trademarks

We have registered our “AuthentiGuard” mark, as well as our “Survivor 21” electronic check icon with the U.S. Patent and Trademark Office. A trademark application is pending in Canada for “AuthentiGuard.” AuthentiGuard® is registered in several European countries including the United Kingdom.

Sales and Marketing

We believe that 2006 was a year in which we completed our “early development” stage and entered the growth and commercialization phase of business. In 2006, we began to see the results of our efforts of building our brand, and identifying strategic partners and customers upon which to grow our business. As we entered this new phase of our business, we increased our sales and marketing expenditures in order to facilitate our expected growth. Although we increased revenues from continuing operations from $4.3 million in 2006 to $6.0 million in 2007, this growth did not meet our targets, and we are evaluating the size, structure and compensation of our sales and marketing groups in order to better achieve our goals.

In 2007, we focused on sales activities associated with the commercialization of our products, with both established and new customers and partners, and also defined opportunities to expand our products and our channels to market. We also continued to implement our vertical market strategy to help support these efforts with a focus on five primary verticals were our focused: academic/higher education, financial institutions, government/government agencies, genuine parts/manufacturers, and healthcare/pharmaceutical. We believe that these industries provide the largest revenue potential and opportunities for our technology and product solutions.

We also continued the expansion and reorganization of our sales and marketing staff, which we believe is necessary to continue to grow our business, expand our reach, drive revenue, and create ongoing brand and name recognition. We began to see the positive results of these initiatives throughout 2007, and expect to continue to see these benefits in 2008 as we focus our marketing and sales efforts on sales prospects that provide a high degree of likelihood to purchase our products. Our marketing activities are focused on developing brand awareness of AuthentiGuard®, our technology suite brand, and selling related products.

Major Customers

During 2007, one customer accounted for 13% of the Company’s total revenue from continuing operations. As of December 31, 2007, one customer accounted for 16% of the Company’s trade accounts receivable balance.

Websites

We maintain the website, www.documentsecurity.com, which describes our patented document security solutions, our targeted vertical markets, company history, and offers our security consulting services. We also maintain www.plasticprintingprofessionals.com, which describes our ID card and other plastic and vinyl printing services. In addition, we maintain the websites www.safetypaper.com and www.protectedpaper.com, which are e-commerce sites that market and sell our patented blank Security Paper, hand-held security verifiers and custom security documents to end users worldwide, and the website www.legalstore.com, which sells printing services and security products primarily to members of the legal profession. We also utilize www.authenticate-360.com, a website which is hosted and owned by our licensee, The Ergonomic Group; this website is. a source for counterfeiting information and promotion of our On-Demand™ products.

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

Our industry is highly fragmented and characterized by rapid technological change and product innovations and evolving standards. We feel a consolidation of the industry may transpire in the near future as larger, well financed companies acquire smaller technology companies to position themselves in the industry and access their intellectual property and access to client lists. Many of our current competitors have longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products. Competition may also force us to decrease the price of our products and services. There is no assurance that we will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable us to establish selling prices and gross margins at profitable levels.

Although our technology is effective primarily on analog and digital copiers and scanners, our competition covers a wide array of document security and anti-counterfeiting solutions. We conduct research and development to improve our technology, including the development of new patents and trade secrets. We will rely primarily upon our patents and trade secrets to attempt to thwart competition, although there can be no assurance that we will be successful.

Our competitors include Standard Register Company, which specializes in printing security technologies for the check and forms and medical industries; De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies; Xerox, an industry leader in copying and scanning that has made recent entries into the anti-counterfeiting business and has a competing Safety Paper product called “X Void.” Our P3 ID card manufacturing operation competes with Lasercard Corporation which supplies advanced ID technology to the U.S. federal government and other government programs worldwide, with a range of products and solutions that includes secure ID technologies.

In addition, other competing hidden word technologies are being marketed by competitors such as Nocopi Technologies which sells and markets secure paper products, and Graphic Security Systems Corporation, which markets scrambled indicia.

Digital watermarks, RFID and biometric technologies are also being introduced into the marketplace by Digimarc Corporation, IBM and L-1 Identity Solutions. These digital protection systems require software and hardware such as scanners and computers to implement and utilize the technology and, consequently, this technology must be utilized in a controlled environment with the necessary equipment to create the verification process. Therefore, versions of our optical security technologies do not require hardware and software to operate and therefore, provide a power outage fail-safe when combined or layered with RFID, digital watermarks or biometric systems.

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

Optical Deterrent features such as ours are utilized mainly by the large worldwide security printers for the protection of currency. Many of these features such as micro-printing were developed pre-1980 as they were designed to be effective on the imaging devices of the day which were mainly photography mechanisms. With the advent of modern day scanners, digital copiers, digital cameras and easy to use imaging software such as Adobe Photoshop many of the pre-1980 optical deterrents such as micro-printing are no longer or much less effective in the prevention of counterfeiting.

Unlike some of our competitors, our technologies are developed to defeat today’s modern imaging systems. Almost all of our products and processes are built to thwart scanners and digital copiers and we believe that our products are the most effective in doing so in the market today. In addition, our technologies do not require expensive hardware or software add-ons to authenticate a document, but instead require simple, inexpensive hand-held readers which can be calibrated to particular hidden design features. Our technologies are literally ink on paper that is printed with a particular method to hide selected things from a scanner’s “eye” or distort what a scanner “sees.” These attributes make our anti-scanning technologies very cost effective versus other current offerings on the market since our technologies are imbedded during the normal printing process, thereby significantly reducing the costs to implement the technologies.

There are many types of digital software security providers offering encryption protection in documents, but we feel our digital enterprise solutions are of the few, if not only, ones that provide encryption, authentication and copy /scanning protection. In 2007, we had two clients install our initial products of this new technology offering, HSBC Bank in Mexico and Indra Systemas in Spain, which used the technology to protect Panama Canal Visas. Both of these clients accepted proposals from other software security providers but selected our products for the projects. We feel competition in the software digital solutions will continue to be intense, but we continue to feel our greatest revenue generating opportunities will be in this digital product line. We will be working with our licensee, The Ergonomics Group, a large software and hardware engineering firm based in Long Island, New York to help develop, support and sell our digital offerings. In addition we will look to sell this product through large integrators such as Indra Systemas.

Segment Information

We operate through two segments:

•
Document Security and Production. This segment consists of the license, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and Plastic Printing Professionals divisions. In September 2007, we sold the assets of our retail printing and copying division, a former component of the Document Security and Production segment, to an unrelated third party as this operation was not critical to our core operations. The results of this division are reported as discontinued operations and are not a component of this segment’s results (See Note 9).

•	Legal Supplies. This segment consists of the sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States, via the Legalstore.com website.

Financial information regarding these segments is provided in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2007, can be found in Item 6 “Selected Financial Data”.

Employees

As of December 31, 2007, we had 59 full and part-time employees, three of whom are executive officers. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are good.

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

Document Security Systems plays an active role with the Document Security Alliance group, as it sits on various committees and has been involved in design recommendations for important U.S. documents. This group of security industry specialists was formed by the U.S. Secret Service to evaluate and recommend security solutions to the Federal government for the protection of credentials and vital records.

As counterfeiting continues to increase worldwide, various new laws and mandates are occurring to address the growing security problem which we believe will increase our ability to generate revenue. For example, in 2007 Federal legislation was enacted that required hospitals, physicians and pharmacies to use tamperproof paper to fill all Medicaid prescriptions. Initially, the requirement, which was part 7002(b) of the “U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act of 2007”, was scheduled to go into effect on October 1, 2007, but the effective date was delayed to April 1, 2008. Prior to the delay of the effective date, we realized an increase in the sales of our AuthentiGuard® Security Paper in the third quarter of 2007 as customers prepared to satisfy the requirements of this legislation.

ITEM 1A - RISK FACTORS

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our Common Stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our financial statements and related notes, competition and intellectual property.

We have a limited operating history with our business model, which limits the information available to you to evaluate our business.
Since our inception in 1984, we have accumulated deficits from historical operations of approximately $24,215,000 at December 31, 2007. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have secured credit facilities that have large principal payments due in January 2010, and if we are unable to repay them with cash we may be forced to repay, in whole or in part, with each credit facility’s applicable collateral, which would have a material adverse effect on our financial position.

On January 4, 2008, we entered into two credit facilities with an aggregate borrowing capacity of $3.6 million that is repayable in full in January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary, and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable. If we cannot generate sufficient cash from operations or raise cash from other sources, including without limitation, fundraising through sales of equity, and if we cannot refinance the credit facilities, we may have to repay, in whole or in part, one or both of the credit facilities with each credit facilities applicable collateral, which would have a material adverse effect on our financial position.

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operations.

We have incurred significant net losses in previous years. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include our ability to (i) increase paper and plastic card sales and (ii) increase sales of our digital products. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

Our ability to effect a financing transaction to fund our operations could adversely affect the value of your stock.

If we seek additional financing through raising additional capital through public or private equity offerings or debt financing, such additional capital financing may not be available to us on favorable terms and our stockholders will likely experience substantial dilution. Material shortage of capital will require us to take steps such as reducing our level of operations, disposing of selected assets, effecting financings on less than favorable terms or seeking protection under federal bankruptcy laws.

Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the current patent validity and patent infringement litigations.

The cost to defend current and future litigation may be significant. We cannot assure you that the ultimate cost of current known or future unknown litigation and claims will not exceed our current expectations and/or our ability to pay such costs and it is possible that such litigation costs could have a material adverse effect on our business, financial condition and operating results. In addition, litigation is time consuming and could divert management attention and resources away from our business, which could adversely affect our business, financial condition and operating results.

If we lose our current litigation, we may lose certain of our technology rights, which may affect our business plan.

We are subject to litigation and alleged litigation, including our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid. For more information regarding this litigation, see Item 3- Legal Proceedings. If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated.

If we lose our current infringement litigation we may be liable for significant legal costs of our counterparts.

We have been able to mitigate the cash outlays that we have been required to make for legal costs of our current invalidity cases against the European Central Bank by, among other things, negotiating legal fee caps and using shares of our common stock for payments. However, if we receive adverse rulings in any of our infringement or related invalidity cases against the European Central Bank, we will likely be responsible for a large portion of the legal costs that were expended by the European Central Bank in such case, which would likely be significant, with our current estimates of between $1,000,000 to $2,000,000. The payment of these amounts could have a material adverse impact on our operations, cash available and liquidity.

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

Certain of our recently developed products are not yet commercially accepted and there can be no assurance that those products will be accepted, which would adversely affect our financial results.

Over the past one to two years, we have spent significant funds and time to create new products by applying our technologies onto media other than paper, including plastic and cardboard packaging, and delivered our technologies digitally. We have had limited success in selling our products that are on cardboard packaging and those that are delivered digitally. Our business plan for 2008 and beyond includes significant marketing and sales of these newer products, particularly the digitally delivered products. If we are not able to successfully sell these new products, our financial results will be adversely affected.

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

Although we were able to successfully acquire our Plastic Printing Professionals, Inc. subsidiary in February 2006, there can be no assurance that we will be successful in pursuing any or all of these steps on future transactions. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer; Peter Ettinger, our President; Thomas Wicker, our Chief Technology Officer; and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. Our employment agreements with Thomas Wicker and David Wicker expire in June 2008. Our employment agreement with Peter Ettinger expires in June 2009. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

As of December 31, 2007, there are approximately 185 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of December 31, 2007, there were outstanding stock options and warrants to purchase an aggregate of 1,287,343 shares of our Common Stock at exercise prices ranging from $2.00 to $12.65 per share, most of which are currently exercisable. To the extent that these securities are exercised, dilution to our stockholders will occur. In addition, as of December 31, 2007, there were 513,323 restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities vest, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTY

Our administrative offices are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614. We currently sublease approximately 4,700 square feet of office space under a master lease, which expired in January 2007. Commencing February 1, 2007, we entered into a five-year lease for the same location. In addition, our Security Products and Printing group occupies several locations, including approximately 5,000 square feet at our P3 division in Daly City, California under a month-to-month lease which the Company will exit in April 2008 due to its move completed in January 2008, to an approximately 25,000 square foot facility in Brisbane, California. The new lease, which commenced in July 2007, is for seven years with options to extend up to an additional six years. The Company is currently seeking to sublease approximately 9,800 of this space. Our Legal Supplies group rents approximately 5,000 square feet under a leases expiring in 2010. We believe that our facilities are adequate for our current operations. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

ITEM 3 - LEGAL PROCEEDINGS

On August 1, 2005, we commenced a suit against the European Central Bank alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB. The ECB have claimed attorneys and court fees in the amount of Euro 93,752, which will be subject to an assessment procedure that will not likely be concluded until no earlier than the middle of 2008.

On March 24, 2006, we received notice that the ECB has filed separate claims in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent that was awarded to us by the European Patent Office Technical Board of Appeal has been deemed invalid in the United Kingdom. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the Company was given permission by the English Court to appeal to the Court of Appeal the ruling, and such appeal was heard on February 5, 2008. As a result of the English Court’s ruling, the Company was required to pay a portion of the ECB’s legal costs associated with the case. On March 30, 2007, the English Court awarded the ECB 30% of their costs for such reimbursement, of which the Company paid 90,000 pounds (USD $182,000) on April 19, 2007 and the estimated remaining payment is 90,000 pounds ($182,000), which is included in accrued expenses at December 31, 2007. The Company appealed the English Court decision in April 2007. In July 2007, the Company established a restricted cash balance of 87,500 British pounds, or approximately $177,000, as collateral for a deed of guarantee required by the English Court of Appeals in order for the Company to pursue the appeal in that court. The Company is currently awaiting the decision of the appeal. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany ruled that the Patent was valid in Germany. As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692. The ECB has appealed this ruling. On January 9, 2008, the Tribunal de Grande Instance de Paris, 3rd Chamber - 3rd Section of the High Court of Paris in Paris, France ruled that the Patent was invalid in France. The court ruled that no fees were owed by the Company to the ECB for the French litigation. We are evaluating whether to appeal this decision. On March 12, 2008, District Court of the Hague in the Netherlands ruled that the Patent was valid in the Netherlands. We expect the ECB to appeal this decision. Additional decisions and trials regarding validity are expected in the five other countries during 2008 and 2009.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants v. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggart (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggart for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggart is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to us. Among other things, we contend that certain of the purported agreements are not binding and/or enforceable. To the extent any of them are binding and enforceable, we claim that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against us, claiming Adler owns or co-owns or has a license to use certain technologies of ours. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggart’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contending that our purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. Maxon later sought and received permission from the Court to join Thomas M. Wicker, Thomas Wicker Enterprises, Inc. and the Estate of Ralph Wicker (Thomas Wicker's deceased father's estate) as additional defendants on his counterclaims. We have denied the material allegations of all of the counterclaims. If Adler or Maxon is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the American Stock Exchange, where it trades under the symbol “DMC.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2007	$11.95	$8.60
June 30, 2007	13.79	10.85
September 30, 2007	14.65	10.34
December 31, 2007	11.20	5.32

QUARTER ENDING	HIGH	LOW
March 31, 2006	$15.02	$11.35
June 30, 2006	13.42	8.01
September 30, 2006	10.47	8.74
December 31, 2006	11.34	9.18

On March 10, 2008 our Common Stock had a high of $4.35 and a low of $4.15 and a closing price of $4.25.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of Common Stock, par value $0.02. As of March 10, 2008, we had 13,654,364 shares of Common Stock, issued and outstanding.

Recent Issuances of Unregistered Securities

Stock Issued for Services - On November 14, 2006, the Company entered into an agreement with McDermott Will Emery LLP (“MWE”), its lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allows the Company to use its common stock with a value not to exceed $1.2 million to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB patent validity litigation. During 2007, 60,866 restricted common shares were issued to MWE to pay for approximately $746,000 of legal fees incurred the through December 31, 2007. In total, 107,881 shares valued at $1,203,000 have been issued to MWE.

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

Comparative Stock Performance Graph

        The following graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is for historical comparative purposed only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return on The American Stock Exchange Composite Index and The American Stock Exchange Technology Index from December 31, 2002 through December 31, 2007.

Stockholders

As of March 10, 2008, we had approximately 1,407 record holders of our Common Stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2007 or 2006. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is American Stock Transfer & Trust Co., 6201 15th Avenue, Brooklyn, NY 11219. We act as our own warrant agent for our outstanding warrants.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2007, including the fourth quarter.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated by reference herein.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. This consolidated statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2007 are derived from our audited financial statements.

	Year Ended December 31:
Consolidated Statements of Income Data	2007	2006	2005	2004	2003

Total Revenue	5,991,000 (5)	4,308,000 (1)	1,266,000	904,000	758,000
Total cost of revenue	2,864,000	2,322,000	643,000	560,000	373,000
Total gross profit	3,127,000	1,987,000	623,000	344,000	385,000
	52%	46%	49%	38%	51%

Operating Expenses	7,039,000	4,726,000 (7)	2,651,000	1,832,000	896,000
Stock based payments	1,355,000	1,002,000	119,000	59,000	790,000
Amortization of intangibles	1,754,000	1,026,000	538,000	18,000	38,000
Other income (expense), net (6)	34,000	(65,000)	(158,000)	(139,000)	(113,000)
Net loss	(6,987,000)	(4,832,000)	(2,843,000)	(1,704,000)	(1,452,000)
Net loss per share, basic and diluted	(0.51)	(0.37)	(0.24)	(0.16)	(0.16)

	As of December 31,
Consolidated Balance Sheet Information	2007	2006		2005		2004	2003

Cash and cash equivalents	$742,000	$5,803,000	(2)	$3,953,000		$2,658,000	$5,116,000	(4)
Total current assets	2,228,000	6,885,000		4,492,000		3,166,000	5,391,000
Other Intangible assets, net	6,150,000	5,390,000		4,209,000	(3)	344,000	-
Total Assets	11,594,000	14,466,000		10,333,000		4,617,000	5,900,000
Total current liabilities	3,426,000	2,760,000		844,000		540,000	516,000
Long-term obligations	811,000	517,000		252,000		336,000	190,000
Total stockholders' equity	7,357,000	11,189,000		9,237,000		3,741,000	5,195,000

(1)
In February 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Plastic Printing Professionals (“P3”). During 2007 and 2006, P3 accounted for approximately 47% and 53% of our revenue from continuing operations, respectively.

(2)	In December 2006, the Company received $4.2 million in net proceeds from a private placement of its common stock.

(3)	In February 2005, the Company acquired various interests to patent related assets through the issuance of its common stock valued at $3.9 million.

(4)	In December 2003, the Company received $5.0 million in net proceeds from a private placement of its common stock.

(5)
In September 2007, the Company sold it retail printing and copying operation whose operations in 2007 are recorded as discontinued operations. As a result, all consolidated statement of income amounts have been restated to take into account the discontinued operations.

(6)	Includes results form discontinued operations per (5) above.

(7)	In 2006, the Company adopted SFAS 123R for employee equity based compensation.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Overview

Document Security Systems, Inc., markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging. We hold eight patents that protect our technology and have over a dozen patents in process or pending. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions. We sell our products under the AuthentiGuard® name generally in the following ways: (a) as generic products, including safety paper and plastic cards geared for the end user market for printed security products; (b) as custom printed products; (c) as technology licenses; or (d) as customized digital implementations.

In 2006, we acquired San Francisco-based Plastic Printing Professionals, Inc. (“P3”), a privately held security printer specializing in plastic cards containing state of the art multiple or singular security technologies. P3’s primary focus is manufacturing long-life composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and a patent-pending watermark technology. P3’s products are marketed through an extensive broker network that covers much of North America, Europe and South America. P3’s product and client list includes the Grammy Awards, the Country Music Association awards, sporting event media cards, ID cards for major airports and Latin American and African driver’s licenses. Our acquisition of P3 marked the initial execution of our strategy to expand our manufacturing capabilities through acquisitions in order to expand our custom security printing business. During 2007, we moved P3’s operation to a 25,000 square foot facility and upgraded some of its equipment, most notably with a significant investment in a new state of the art laminator. These actions were taken in order to significantly increase the capacity and efficiency of the operation to meet expected future demand requirements. During 2007, we sold the assets of our retail printing and copying division, called Patrick Printing, to an unrelated third party to further improve our focus and efficiency.

In 2007, we focused on sales activities associated with the commercialization of our products, with both established and new customers and partners, and also defined opportunities to expand our products and our channels to market. We also continued to implement our vertical market strategy to help support these efforts with a focus on five primary verticals were our focused: academic/higher education, financial institutions, government/government agencies, genuine parts/manufacturers, and healthcare/pharmaceutical. We believe that these industries provide the largest revenue potential and opportunities for our technology and product solutions.

We also continued the expansion and reorganization of our sales and marketing staff, which we believe is necessary to continue to grow our business, expand our reach, drive revenue, and create ongoing brand and name recognition. We began to see the positive results of these initiatives throughout 2007, and expect to continue to see these benefits in 2008 as we focus our marketing and sales efforts on sales prospects that provide a high degree of likelihood to purchase our products. Our marketing activities are focused on developing brand awareness of AuthentiGuard®, our technology suite brand, and selling related products.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Summary

	Year Ended December 31:			Year Ended	% change
	2007	2006	% change vs. 2006	December 31, 2005	2006 vs. 2005
Revenue, net	5,991,000	4,308,000	39%	1,266,000	240%

Costs of revenue	2,864,000	2,322,000	23%	644,000	261%

Gross profit	3,127,000	1,986,000	57%	622,000	219%

Total Operating Expenses	10,148,000	6,753,000	50%	3,307,000	104%

Operating loss	(7,021,000)	(4,767,000)	47%	(2,685,000)	78%

Other income (expense), net	64,000	42,000	52%	82,000	-49%

Loss from continuing operations before income taxes	(6,957,000)	(4,725,000)	47%	(2,603,000)	82%

Income taxes	(19,000)	-		-
Loss on discontinued operations	(11,000)	(107,000)	-90%	(240,000)	-55%

Net loss	(6,987,000)	(4,832,000)	45%	(2,843,000)	70%

Revenue

	Year Ended December 31, 2007	Year Ended December 31, 2006	% change vs. 2006	Year Ended December 31, 2005	% change 2006 vs. 2005
Revenue, net
Security printing & products	$3,913,000	$2,995,000	31%	$660,000	354%
Royalties	1,195,000	682,000	75%	81,000	742%
Digital solutions	201,000	-		-
Legal products	682,000	631,000	8%	525,000	20%
Total Revenue	5,991,000	4,308,000	39%	1,266,000	240%

Revenue - 2007 vs 2006: The increase in total revenue in 2007 compared to 2006 resulted primarily from increases in royalty revenue from the licensing of the Company’s technology, and from increases in sales of security printing and products. Specifically, during 2007, the Company saw increased demand for its safety paper, especially due to the increase in demand experienced in the latter half of 2007 for safety paper which was significantly impacted by new legislation that required hospitals, physicians and pharmacies to use tamperproof paper to fill all Medicaid prescriptions. Initially, the requirement, which was part 7002(b) of the “U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act of 2007” was in effect as of October 1, 2007. Subsequently, a six-month grace period for compliance was passed by Congress, which pushed the deadline to April 1, 2008. The Company, primarily through its customer Boise Cascade, saw a rapid increase in demand to meet the initial October 1, 2007 deadline, which positively impacted the Company’s revenue during the fourth quarter of 2007.

The increase in royalty revenue primarily reflects a full twelve months of revenue earned in 2007 under the license agreement that the Company signed with R.R. Donnelley in August 2006. During 2007, the Company also realized initial sales of its digital solutions products, which the Company officially launched in New York City in September 2007, in conjunction with its premier partner, the Ergonomics Group. The Company’s digital solutions products are an expansion of the Company’s core technologies so that they can be dynamically created in a host of operating environments and formats, including the ability to output security features on generally available, low cost desktop printers.

Revenue from the Legalstore.com division continued a trend of steady growth as it increased the breadth of its product offerings and the size of its customer base. In addition, during 2007, the Company divested the assets that comprised it retail printing and copying operation to allow the Company to focus its resources on its higher margin business opportunities.

The following summarizes significant new contracts and business development agreements entered into by the Company during 2007:

•
Partnered with The Ergonomic Group results in development and launch of AuthentiGuard® On-Demand™ - a system that allows the production of Pantograph 4000™ and Prism™ from a desktop computer and printer;

•	Implemented and installed in over 400 locations the first AuthentiGuard® On-Demand™ system for the Panamanian Canal Authorities together with Indra Sistemas, S.A.;

•	Partnered with Boise Cascade to provide doctors with enhanced document security for Medicaid prescription pads in advance of Legislative deadline;

•	Announced an initial project under our agreement with Barcode Technology (BTI) to market and produce DSS technologies both independently and in combination with BTI’s technology in China;

•	Opened a sales office in Stuttgart, Germany to continue commercialization efforts in Europe;

•
Received orders, through our P3 subsidiary, from Major League Baseball for playoff and World Series credentials, from New York Islanders for secure credentials, and from the U.S. Poker Tour for gaming credentials;

•	Signed licensing agreement with a top Federal government printer - NPC, Inc.;

•	Expanded our Premier Partnership with P.T. Sekur Grafika to include Malaysia, Singapore, and Indonesia; and

•	Signed new Premier Partner, Cultura Interactiva S.A. de C.V., for Mexico.

Revenue - 2006 vs 2005: The increase in total revenue in 2006 compared to 2005 resulted primarily from increases in royalty revenue from the licensing of the Company’s technology, and from increases in sales of security printing and products primarily derived from the Company’s acquisition during the first quarter of 2006 of Plastic Printing Professionals (“P3”), a manufacturer of secure plastic cards and documents. During 2006, P3 accounted for $2,304,000 or 53% of consolidated revenue from continuing operations. In addition, revenue from the Legalstore.com division continued a trend of steady growth as it increased the breadth of its product offerings and the size of its customer base.

In addition, during 2006, the Company generated approximately $1,031,000 in deferred license and royalty revenue, which was deferred over the terms of the license or service and therefore, not reflected in the 2006 results.

Gross profit

	Year Ended December 31, 2007	Year Ended December 31, 2006	% change vs. 2006	Year Ended December 31, 2005	% change 2006 vs. 2005
Costs of revenue
Security printing & products	$2,466,000	$1,972,000	25%	$371,000	431.5%
Digital solutions	44,000	-	0%	-
Legal products	354,000	350,000	1%	273,000	28%
Total cost of revenue	2,864,000	2,322,000	23%	644,000	261%

Gross profit
Security printing & products	1,447,000	1,024,000	41%	289,000	254%
Royalties	1,195,000	682,000	75%	81,000	742%
Digital solutions	157,000	-		-
Legal products	328,000	281,000	17%	252,000	12%
Total gross profit	3,127,000	1,987,000	57%	622,000	219%

	Year Ended December 31, 2007	Year Ended December 31, 2006	% change vs. 2006	Year Ended December 31, 2005	% change 2006 vs. 2005
Gross profit percentage:
Security printing & products	37%	34%	8%	44%	-22%
Royalties	100%	100%	0%	100%	0%
Digital solutions	78%
Legal supplies	48%	45%	8%	48%	-7%
Gross profit percentage:	52%	46%	13%	49%	-6%

Gross Profit - 2007 vs 2006

During 2007, gross profit increased by 57%, a greater pace than revenue as a large portion of the revenue increase during 2007 was from royalty revenue, the Company’s highest margin product category. In addition, the Company focused its security printing and products business on the highest margin opportunities, which helped increase that group’s margins by 8%. Both of these trends positively impacted the Company’s overall profit margin percentage, which was 52% in 2007, a 13% increase over 46% in 2006.

Gross Profit - 2006 vs 2005

During 2006, gross profit increases as compared to 2005 were primarily the result of increases in both security printing & products profits and royalties profits. The increase in the gross profits of the document security printing & products category during 2006 included $851,000 in gross profit derived from the Company’s P3 division, which was acquired in February of 2006. In addition, 2005 results are shown after effect of discontinued operations for the Company’s retail copying and printing operations. During 2005, sales of security printing was in its nascent stages and were only slightly greater than the direct costs, including certain fixed production costs such as equipment depreciation and lease costs.

Operating Expenses

	Year Ended December 31, 2007	Year Ended December 31, 2006	% change vs. 2006	Year Ended December 31, 2005	% change 2006 vs. 2005
Selling, general and administrative
General and administrative compensation	$2,023,000	1,521,000	33%	475,000	220%
Stock based payments	1,355,000	1,002,000	35%	119,000	742%
Professional Fees	1,404,000	1,120,000	25%	759,000	48%
Sales and marketing	1,974,000	1,049,000	88%	750,000	40%
Depreciation and amortization	89,000	92,000	-3%	86,000	7%
Other	1,129,000	590,000	91%	266,000	122%
Research and development	420,000	353,000	19%	314,000	12%
Amortization of intangibles	1,754,000	1,026,000	71%	538,000	91%
Total Operating Expenses	10,148,000	6,753,000	50%	3,307,000	104%

Selling, General and Administrative - 2007 vs 2006

General and administrative compensation cost increases from continuing operations for the year ended December 31, 2007 reflect the impact of additions at the Company in senior management, including the hiring of legal counsel and the first full year of salary of the Company’s President who was hired in June 2006. In addition, the increase in 2007 reflect the impact of increases in medical benefit costs of approximately 11% as compared to the prior year and annual payrate increases on average of approximately 6% for existing employees as compared to 2006 rates. The Company does not anticipate significant growth in its general and administrative compensation costs as it believes that it is sufficiently staffed for its current and near-term requirements.

Stock based payments reflects expenses due to options and restricted stock grants to employees and consultants, including an addition to the Company’s senior management team. The Company believes that the grant of equity instruments is an important component of its overall compensation program because it improves the Company’s ability to attract and retain its human resources as well as obtain the services of various third parties without consuming its cash resources significantly. Accordingly, approximately $867,000 of stock based compensation was recognized during 2007 for employee and director based incentive grants as compared to $289,000 in 2006. During 2007, the company issued warrants to three unrelated third party consultants which resulted in approximately $266,000 of stock based expense recorded during the year. In addition, the company issued stock options to certain employees and outside directors during 2007 that resulting in approximately $388,000 of stock based expense during the year. The Company values stock warrants utilizing the Black Scholes option pricing model. The Company records stock based payment expense related to these warrants at the then current fair value of at each reporting date as the services are performed in accordance with EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement in accordance to EITF 00-18.

In addition, on May 3, 2007, the Company granted a total of 445,000 restricted shares to certain members of senior management. These shares only vest upon the occurrence of certain events over the next 5 years, which include a change of control or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things, a successful result of the Company’s patent infringement suit against the European Central Bank. These shares, if vested, would result in the recording of stock based compensation expense of approximately $5,563,000 in the period in which any of the contingent vesting events is deemed to be probable.

Professional Fees

	Year Ended December 31, 2007	Year Ended December 31, 2006	% change vs. 2006	Year Ended December 31, 2005	% change 2006 vs. 2005
Professional Fees Detail
Accounting and auditing	$326,000	$169,000	93%	$140,000	21%
Consulting	447,000	349,000	28%	233,000	50%
Legal Fees	347,000	365,000	-5%	275,000	33%
Stock Transfer, SEC and Investor Relations	284,000	237,000	20%	111,000	114%
	$1,404,000	$1,120,000	25%	$759,000	48%

Professional fees include legal, accounting, stockholder services, investor relations, and consulting costs. Accounting and auditing fee increases during 2007 reflect significant costs associated with the Company’s Sarbanes Oxley compliance requirements.

Consulting fees averaged $37,000 per month, and increased during 2007 as compared to 2006 due to the addition of an intellectual property consultant, an agreement with a consulting firm to enter the German and European markets, the addition of two sales consulting firms focused on developing opportunities with large government and government integrator users and the use of various financial consultants.

Legal fees during 2007 decreased from 2006 as the Company experienced a decrease in activity on costs for certain of its legal matters. In addition, the Company experience savings in third party legal costs as the result of hiring of an in-house counsel that had formerly worked for the Company in a retainer arrangement. These legal costs do not include approximately $2,033,000 of legal and related costs incurred during 2007 ($1,578,000 -2006) associated with the application and defense of our patents, which the Company capitalizes and amortizes over the expected life of the patent. (Part I Item 3 -Legal Proceedings)

Sales and marketing expense consists of sales and marketing compensation costs, including sales commissions, travel and entertainment costs and marketing material and support costs. Increases of sales and marketing costs in 2007 have been the result of a significant expansion in the resources that the Company invested to grow its sales and marketing team and increase the reach of its products through expansion of its marketing efforts. During 2007, the Company’s costs included costs associated with the September 2007 launch of its AuthentiGuard® On-Demand™ product, attendance at several trade shows and international business development efforts, including meetings with prospective customers in Saudi Arabia, Germany, and Mexico. In addition, the Company initiated a direct mailing campaign to targeted vertical markets as a method of increasing the awareness of the Company’s products. During 2008, the Company will focus its sales and marketing efforts on direct selling objectives to optimize the results of its sales and marketing costs.

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

General and administrative compensation costs increases that the Company experienced in 2006 were primarily due to the addition of management and operations support personnel, as well as the addition of personnel at P3. Of the $1,046,000 increase in compensation expense in 2006, $517,000 or 49%, stem from P3, which was acquired in February of 2006.

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

Professional fees include legal, accounting, stockholder services, investor relations, and consulting costs. Consulting fees, are primarily directed towards efforts to help the Company develop market opportunities with government and large multinational corporations, and intellectual property management. Legal and accounting fees are generally associated with the Company’s corporate governance, and public company reporting requirements, negotiating contracts and other corporate matters. In addition, legal fees include costs associated with certain litigation matters regarding Adlertech and F. Laloggia, respectively- (See Item 3 -Legal Proceedings). These legal costs do not include costs associated with the application and defense of our patents, which the company capitalizes and amortizes over the expected life of the patent. (See Item 3 -Financial Information -Note 4) Stock Transfer, SEC and Investor Relation fees include the general costs of maintaining the public status of the Company’s shares on the American Stock Exchange as well as the costs associated with an investor relation firm which the Company hired in January of 2006. The Company expects that these costs have generally stabilized and do not expect these costs to increase in proportion to revenue increases that are expected in 2007 and beyond.

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

Research and Development - 2007 vs 2006

Research and development costs consist primarily of compensation costs associated with personnel who are involved in the research, development and testing of our various technologies. The Company operates a small print shop that is available for the research group to do its testing. In addition, the Company utilizes certain third party printers, generally in the Rochester, NY area, that allow the research group to test it technologies on printing presses and other equipment that the Company does not have internally. We continue to invest in research and development to improve our existing technologies and develop new technologies that we believe will enhance our position in the document security market. We expect that our research and development costs will continue at current levels for the foreseeable future.

Research and Development - 2006 vs 2005

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

Amortization of intangibles

Commencing in the second quarter of 2005, we began to amortize the costs associated with the patents that we acquired in 2005 and the legal costs associated with the development and defense of our patents, including the costs associated with our lawsuit against the European Central Bank for patent infringement and the related patent invalidity lawsuits. In addition, we amortize our acquired intangibles from business combinations. We acquired a significant portion of these assets by the issuance of equity in the Company. Our amortizable asset base for patent and contractual rights at December 31, 2007 was approximately $9.5 million and will generate approximately $1,700,000 in annual amortization expense during the next 3 years. In addition, the Company has approximately $1,278,000 of other intangible assets as of December 31, 2007 that consist of various royalty rights and marketing and distribution rights as well as acquired intangibles including customer lists and trade names. These assets will generate approximately $250,000 of annual amortization expense during the next 4 years.

The Company reviews these assets for impairment annually. If an impairment, such as unfavorable ruling in the Company’s patent infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred. During 2007 and 2006, the Company did not determine that an impairment exists on these assets.

Goodwill

As of December 31, 2007 and 2006, the Company had $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined. During 2007 and 2006, the Company did not determine that impairment exists on any of its components of goodwill.

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

Net loss and loss per share

	Year Ended December 31:			Year Ended	% change
	2007	2006	% change vs. 2006	December 31, 2005	2006 vs. 2005
Net loss	(6,987,000)	(4,832,000)	45%	(2,843,000)	70%

Net loss per share, basic and diluted	(0.51)	(0.37)	40%	(0.24)	54%

Weighted average common shares outstanding, basic and diluted	13,629,877	12,891,505	6%	12,010,464	7%

Net loss and loss per share - 2007 vs 2006

During 2007, the Company continued to experience net losses as it has since it refocused its business on the document security business in 2002. While the Company generated growth in its sales and gross profits, these increases did not offset increases in operating expenses. As discussed below, our net income is significantly impacted by amortization of intangibles and stock-based compensation expense, which accounted for 44% and 42%, of the Company’s net losses for the years ended December 31, 2007 and 2006, respectively.

Our basic and diluted loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2007 compared to 2006. Our shares have increased as we have issued our common shares for warrants exercised, to pay for legal fees and pursuant to a private placement of common stock that occurred between December 2006 and January 2007.

Net loss and loss per share -2006 vs 2005

During 2006, the Company continued to experience net losses as it had since the Company chose to strategically focus on security printing markets in 2002. While the Company generated growth in its sales and gross profits, these increases did not offset increases in operating expenses. Our basic and diluted loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2006 compared to 2005. Our shares have increased as we have issued our common shares for warrants exercised, for the acquisition of P3, to pay for legal fees and pursuant to a private placement of common stock.

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

Adjusted EBITDA

Non-GAAP Financial Performance Measure

	Year Ended December 31:			Year Ended	% change
	2007	2006	% change vs. 2006	December 31, 2005	2006 vs. 2005
Adjusted EBITDA
Net Loss	$(6,987,000)	$(4,832,000)	45%	$(2,843,000)	70%
Add back:
Depreciation	191,000	207,000	-8%	183,000	13%
Amortization of Intangibles	1,754,000	1,026,000	71%	538,000	91%
Stock based payments	1,355,000	1,002,000	35%	119,000	742%
Interest Income	(93,000)	(60,000)	55%	(86,000)	-30%
Interest Expense	5,000	15,000	-67%	26,000	-42%
Income Taxes	19,000	-		-
Adjusted EBITDA	(3,756,000)	(2,642,000)	42%	(2,063,000)	28%

Adjusted EBITDA -2007 vs 2006

As described above, Adjusted EBITDA is a non-GAAP measurement of financial performance that the Company believes is relevant to the understanding of the Company’s financial results. During the year ended December 31, 2007, the Company experienced an increase in its Adjusted EBITDA loss as increases in its revenue and gross profit did not offset greater increases in its core operating expenses (core operating expenses are general and administrative compensation, professional fees, sales and marketing, other and research and development costs). The Company’s core operating expenses from continuing operations increased 50% from 2006. During 2007, the Company saw expenses increases due to an increase in its production facilities and capabilities, significant expenses associated with the Company’s Sarbanes-Oxley compliance requirements, and a significant increase in spending for marketing and sales efforts. It is the Company’s belief that the amounts it is incurring during the current periods for sales and marketing are investments that will drive future revenue to Adjusted EBITDA break-even levels. However, the Company cannot be certain that it will be able to successfully obtain these break-even levels which would require the Company to significantly reduce its costs structure.

Adjusted EBITDA -2006 vs 2005

While net loss increased 70% in 2006 as compared to 2005, Adjusted EBITDA deficit increased only 28% between the same periods. These results reflect that the increases in revenue and resulting gross profits during the year ended December 31, 2006 significantly outpaced increases in the Company’s core operating expenses (core operating expenses are compensation, professional fees, sales and marketing, other and research and development costs), which increased 81% during the same periods.

Liquidity and Capital Resources

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Year Ended December 31:				% change vs.	Year Ended December 31,		% change
	2007		2006		2006	2005		2006 vs. 2005
Cash and cash equivalents	$742,000		$5,803,000		-87%	$3,953,000		47%

Cash flows from:

Operating activities	$(3,038,000)		$(1,412,000)		-115%	(1,690,000)		16%
Investing activities	(1,941,000)		(2,274,000)		15%	(293,000)		-676%
Financing activities	(81,000)		5,535,000		-101%	3,278,000		69%
Working capital (a)	(1,198,000)		4,125,000		-129%	3,648,000		13%
Current ratio (a)	0.65	x	2.49	x	-74%	5.32	x	-53%

As of December 31, 2007, we had cash and cash equivalents of $742,000, representing an 87% decrease over our December 31, 2006 cash position. As discussed below, the decrease in the Company’s cash position was primarily due to the use of cash from operations and the use of cash for the expansion of its operations and the defense of its patent portfolio.

Operating Cash Flow - During 2007, the Company used approximately $3.2 million of cash for operations. As discussed above, the 39% increase in revenue that the Company achieved during 2007 was offset by increases in the Company’s core expenditures, primarily sales and marketing, production facility expansion and Sarbanes Oxley compliance costs. As of December 31, 2007, the Company believes that it will need to reach an annual revenue level of approximately $9.0 million based on its current expense levels and its projected mix of revenue in order to maintain positive operating cash flow.

During 2006, the Company’s used $1.4 million of cash for operations during the year despite reporting a $4.8 million net loss. This differential primarily reflects the significance of non-cash expenditures and deferred revenue on its operating results. Specifically, the Company recorded $1.2 million in depreciation and amortization expense and $1.0 million in stock based compensation expense during the 2006, which combined totaled 46% of the reported net loss but do not represent cash expenses to the Company in 2006. Furthermore, the Company received approximately $1.0 million in pre-payments from customers for licenses and services for which revenue recognition is deferred over the license period or service period. The receipt of this cash significantly reduced the use of cash for operations for the Company during 2006, especially during the latter half of the year. As a result, the Company’s cash flow from operations improved 16% in 2006 as compared to 2005 despite an increase in net loss of 70% between the same periods.

Investing Cash Flow - During 2007, the Company used approximately $1.9 million of cash for fixed asset additions and to invest in its patent portfolio. During the second quarter of 2007, the Company initiated a move into new production facility for its San Francisco area plastic printing division. The Company began to move into the new facility in November 2007. During 2007, the Company incurred approximately $480,000 in leasehold improvements associated with the new facility and purchased approximately $433,000 in new equipment, of which $325,000 was financed by capital leases. Along with increasing the space of the division five-fold, the Company’s new equipment, including a state of the art laminator and a digital plate system, are expected to significantly increase the output capacity of its operations.

In addition, during 2007, the Company made payments for legal costs associated with patent applications and the defense of its patents, which includes payments to cover third party experts fees associated with the Company’s litigation against the ECB. During this period, the Company used its equity to pay for approximately $1,083,000 of patent related costs as a result of its agreement with its lead counsel in its ECB litigation.

During 2006, the Company used significant amount of its cash for the acquisition of P3 and to invest in its patent portfolio, including the payment of legal costs associated with patent applications and the defense of our patents, which includes payments to cover third party experts fees and other fees associated with the Company’s litigation against the European Central Bank. The Company expects that these strategic uses of cash will result in future positive cash flows resulting from its ability to maintain and grow its manufacturing capabilities at its P3 facility, and from potential legal settlements of other arrangements resulting from its investments in its patent portfolio and the defense of its patents. Furthermore, as displayed below, the Company has been able to use its equity to offset its use of cash for the investments that it deems important for the continued long-term growth potential of the Company.

	2007	2006	2005
Cash paid for interest	$5,000	15,000	26,000

Non-cash investing and financing activities:
Equity issued for patent defense costs	$746,000	457,000	500,000
Modificaton of equity awards for license agreement	$521,000	-	-
Equity issued for acquisition	$-	250,000	518,000
Equity issued for prepaid services	$561,000	-	-
Equity issued for other intangible assets	$-	-	3,906,000
Equipment purchased via capital lease	$325,000	-	-
Deferred tax liability offsetting additional paid in capital	$181,000	-	-

Financing Cash Flows - During the first quarter of 2007, the Company received approximately $300,000 from the private placement of stock and the exercise of warrants which was offset by the payment of approximately $520,000 in fees associated with the private placements concluded in the fourth quarter of 2006 and the first quarter of 2007. In addition, the Company received approximately $325,000 in capital lease financing during 2007 used to expand its P3 operations and the Company borrowed $300,000 from its CEO, under the terms of a Credit Facility Agreement as discussed below.

Cash flows from discontinued operations - During the nine months ended September 30, 2007, the Company’s retail printing and copying division used approximately $31,000 of cash for operations. In addition, during this period, the division did not have any investing or financing cash flow activities. Cash flows from discontinued operations are included in the consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005.

Future Capital Needs - The Company expects to use its working capital to support its growth efforts in order to achieve consistent positive cash flow from operations. At its current revenue levels, the Company expects to continue to use cash for operations during 2008 at the pace experienced in 2007. The Company estimates that it requires a revenue level of approximately $9.0 million, or 50% greater than the revenue achieved in 2007, to achieve consistent positive operating cash flows. The Company believes that it will achieve this revenue level by the end of 2008. Based on this expectation, the Company has committed to focus its expenditures during 2008 on areas of research and development, and sales and marketing that support near-term revenue opportunities. In addition, the Company regularly reviews business conditions to gauge whether changes to its expense levels are warranted.

The Company’s near term cash requirements also include legal costs and fees associated with the defense of its patents that are incurred by law firms, experts and consultants that are not covered under the share payment arrangement that the Company entered into with its lead counsel on the suit. These costs will be incurred as the Company contends against patent validity suits in nine countries’ patent courts as part of the European Central Bank’s countersuit strategy in the patent infringement case. (See Item 3- Legal Proceedings). The cumulative cash requirements for these cases, which are in various stages, could be as much as $1,000,000 in 2008. If the Company is successful in the defense of its patents or in its litigation against the ECB, the Company believes that it will be able to recover a portion of these litigation costs along with legal fees paid to its lead counsel in common stock. If the Company is not successful in its litigation against the ECB, the Company will likely be required to pay a significant portion of the ECB’s legal costs as well. The Company estimates that these costs could be substantial and the payment of these amounts could adversely affect the Company’s financial position.

To address these cash requirements, the Company secured credit financing that if feels will meet its cash requirements for at least the next 12 months. On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010. The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., the Company's wholly owned subsidiary. Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement. In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer. Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010. Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3. Interest is payable quarterly in arrears and the principal is payable in full at the End of the Term under the White Credit Agreement. Mr. White can accept common stock as payment upon default. Under the terms of the agreements, the Company is required to comply with various covenants. During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility agreement were being finalized.

Future commitments for lease and debt agreements as of December 31, 2007 is as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
Revolving notes	$300,000	$-	$300,000	$-
Capital leases	487,728	125,962	286,158	$75,608
Operating leases	2,283,689	389,291	1,189,371	705,027

	$3,071,417	$515,253	$1,775,529	$780,635

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2007 or 2006 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The consolidated financial statements for the fiscal year ended December 31, 2007 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, and the valuation of intangible assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Goodwill Impairments

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has three reporting units based on the current structure. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments. In making its assessment, management must make estimates of its future cash flows from operations and those estimates could deviate both favorably and unfavorably from actual results. In addition, in arriving at the reporting units fair market value, management must makes estimates of discount rates to apply to the future cash flows based on rates of return associated with the underlying risk with those cash flows. These estimates may be different for what could be achieved in the market place.

Long Lived Assets and Intangible Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generate by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. In making its assessment, management must make estimates of its future cash flows from operations and those estimates could deviate both favorably and unfavorably from actual results.

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

Revenue Recognition

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

We also enter into arrangements under which hosted software applications are provided. Revenue is recognized for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Revenues related to these arrangements consist of system implementation service fees and software subscription fees. System implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, revenue is recognized on system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which is the contractual life of the customer’s subscription agreement. Software subscription fees, which typically commence upon completion of the related system implementation, are recognized ratably over the applicable subscription period. Amounts billed and/or collected prior to satisfying our revenue recognition policy are reflected as deferred revenue.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. See Note 7 for further detail on the impact of SFAS 123(R) to the Company’s consolidated financial statements.

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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis an valuation allowances are provided or released, as necessary. Since the Company has had cumulative losses in recent years, the accounting guidance suggest that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2007 and 2006, the Company has elected to record a valuation allowance to reduce net deferred tax assets to zero.

The Company believes that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provisions/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheets.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we held $742,000 in cash. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $7,000 for these investments. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2007, 2006 and 2005 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2007, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective. Due to unanticipated turnover, we currently have one person on staff that performs nearly all aspects of our financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documentation. In addition, during the preparation of our annual consolidated financial statements, we determined that certain key assumptions and calculations used in the future cash flow analysis supporting our asset impairment tests required editing after submission to our auditors. These edits did not result in audit adjustments to our December 31, 2007 consolidated financial statements. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles were ineffective.  Specifically, during the course of the quarterly interim reviews and the annual audit, audit adjustments were made to adjust the recorded amounts for certain equity based transactions, including the resulting impact on our income tax provision and disclosures based on the misapplication of GAAP by the Company that would have resulted in a material misstatement of our financial statements.

Controls associated with internal communication were ineffective. Specifically, during the year we identified instances related to equity based transactions which were not effectively communicated to all internal process owners who needed to be involved to account for and report the transactions in a timely manner. This resulted in material adjustments during the quarterly reviews and annual audit, respectively, that otherwise would have been avoided if effective internal communication had been maintained.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Freed Maxick & Battaglia, CPAs PC, our independent registered public accounting firm, as stated in their report which is included herein.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weaknesses by expanding the resources available to the financial reporting process. These ongoing efforts are focused on (i) using an external consultant to review spreadsheets, calculations, and assumptions used to compile financial reports on at least a quarterly basis, (ii) consulting with third party accounting firms with the appropriate level of expertise to determine the proper application of GAAP for complex and non-routine transactions and, iii) utilizing an internal disclosure checklist to gather and review matters requiring potential accounting or disclosure.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

     There have been a number of changes made to our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the three months ended December 31, 2007. Specifically, the Company made changes to system access rights in its accounting system to improve the segregation of duties over routine transactions; reallocated certain account reconciliation responsibilities to improve the segregation of duties; began using the services of a third party consultant to improve the Company’s monitoring and review process over financial reporting, and reorganized certain organizational roles that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated by reference herein.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

3.1	Articles of Organization, as amended (incorporated by reference to exhibit 3.1 to the Company’s Registration Statements No. 2-98684-NY on Form S-18).*

3.2	By-laws, as amended (incorporation by reference to exhibit 3.2 to the Company’s Registration Statement No. 2-98684-NY on Form S-18).*

10.1	Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company’s Form 10-Q for March 31, 1997).*

10.2	Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company’s Form 10-Q for June 30, 1996).*

10.3	Agreement dated July 31, 2002 between New Sky Communications, Inc. and Patrick White (incorporated by reference from Company’s Form 8-K filed on August 8, 2002).*

10.4	Agreement dated July 31, 2002 between New Sky Communications, Inc. and Thomas M. Wicker (incorporated by reference from Company’s Form 8-K filed on August 8, 2002).*

10.5
Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Thomas M. Wicker, Christine Wicker, Kenneth Wicker and Michael Caton (incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002). *

10.6
Employment Agreement dated November 1, 2002 between New Sky Communications, Inc. and David Wicker (incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002). *

10.7	Form of Warrant Agreement between the Registrant and Fordham Financial Management, Inc.(incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*

10.8	Form of Warrant Agreement between the Registrant and W.A.B. Capital (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*

10.9	Form of Warrant Agreement between the Registrant and Howard Safir (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*

10.10
Form of Series A Warrant Agreement issued by the Registrant to participants in its private placement offering completed on December 29, 2003. (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004).*

10.11
Form of Registration Rights Agreement issued by the Registrant to participants in its private placement offering completed on December 29, 2003. (incorporated by reference on Company’s registration statement on Form S-3 filed on January 20, 2004)*

10.12	Form of Warrant issued to IDT Venture Capital Corporation dated October 31, 2003.(incorporated by reference on Schedule 13D filed by IDT Venture Capital Corporation dated December 2, 2003)*

10.13
Form of Securities Purchase Agreement between Registrant and IDT Venture Capital Corporation dated as of October 31, 2003. (incorporated by reference on Schedule 13D filed by IDT Venture Capital Corporation dated December 2, 2003).*

10.14 (1)	Form of Licensing and Marketing Agreement between Registrant and Boise White Paper LLC dated January 19, 2005. (redacted version)

10.15	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Net Interest Holders. (filed as Exhibit 10.1 to form 8-K dated February 25, 2005)*

10.16	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Gross Interest Holders (filed as Exhibit 10.2 to Form 8-K dated February 25, 2005)*

10.17	Agreement of Sublease dated May 2004 for the Premises Located at 28 E. Main Street, Rochester, New York (filed as Exhibit 10.1 to Form 10-QSB for the Quarter ended June 30, 2004)*

10.18	Form of Employment Agreement dated as of June 10, 2004 between Registrant and Patrick White (filed as Exhibit 10.2 to Form 10-QSB for the Quarter ended June 30, 2005)*

10.19	Form of Employment Agreement dated as of June 11, 2004 between Registrant and Thomas Wicker (filed as Exhibit 10.26 of 10-KSB for the fiscal year ended December 31, 2004)*

10.20	Form of 2004 Employee Stock Option Plan (filed as Appendix D to Proxy Statement for the Meeting of Stockholders held on December 17, 2004)*

10.21	Form of Non Executive Director Stock Option Plan (filed as Appendix E to Proxy Statement for the Meeting of Stockholders held on December 17, 2004)*

10.22
Asset Purchase Agreement, dated February 7, 2006 by and between the Registrant and Plastic Printing Professionals, Inc. . (filed as exhibit 10.30 to Form 10-KSB for the fiscal year ended December 31, 2005)*

10.23	Stock Option Agreement pursuant to the Registrant’s 2004 Employee Stock Option Plan (filed as exhibit 10.31 to Form S-8 filed May 12, 2006)*

10.24	Warrant and Amendment to Warrant dated June 16, 2006, granted to International Barcode Corporation (filed as exhibit 10.33 and 10.34 respectively to Form 10-Q for the quarter ended June 30, 2007)*

10.25	License and Distribution Agreement dated November 8, 2006 by and between the Registrant and PT Sekur Grafika (filed as exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2007)*

10.26	Form of Subscription Agreement by and between the Registrant and investors in a Private Placement (filed as Exhibit 10.1 to Form 8-K/A dated December 27, 2006)*

10.27
Registration Rights Agreement dated December 12, 2006 between the Registrant and Perrin, Holden &Davenport Capital Corp. as agent for those investing in a Private Placement (filed as Exhibit 10.2 to Form 8-K/A dated December 27, 2006)*

10.28	Form of Common Stock Purchase Warrant granted pursuant to a Private Placement (filed as Exhibit 4.1 to Form 8-K/A dated December 27, 2006)*

10.29	Limited Exclusive Patent License Agreement dated December 29, 2006 between the Registrant and Ergonomic Group, Inc. (filed as exhibit 10.31 to Form 10-Q for the quarter ended June 30, 2007)*

10.30	Letter Agreement dated June 11, 2007 between the Registrant and International Barcode Corporation (BTI) (filed as exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2007)*

10.31	License and Distribution Agreement dated June 27, 2007 by and between the Registrant and Cultura Interactiva S.A. de C.V. (filed as exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2007)*

10.32	Credit Facility Agreement, dated January 4, 2008, between the Registrant and Fagenson & Co., Inc., as Agent

10.33	Security Agreement, dated January 4, 2008, between the Registrant and Fagenson & Co., Inc., as Agent

10.34	Form of Secured Promissory Note between the Registrant and Fagenson & Co., Inc., as Agent

10.35	Credit Facility Agreement, dated January 4, 2008, between the Registrant and Patrick White

10.36	Security Agreement, dated January 4, 2008, between the Registrant and Patrick White

10.37	Form of Secured Promissory Note between the Registrant and Patrick White

21	Subsidiaries of Registrant

23.1	Consent of Freed Maxick & Battaglia, CPAs, PC

31.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 302

31.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 302

32.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 906

32.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 906

(1) This exhibit contains a redacted copy of the agreement. We have filed a confidentiality request with the Commission with respect to certain portions of the agreement.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statements of Changes in Stockholders’ Equity	F-6

Notes to the Consolidated Financial Statements	F-7 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Document Security Systems, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 17, 2008 expressed an opinion that Document Security Systems, Inc. and Subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Document Security Systems, Inc. and Subsidiaries

We have audited Document Security Systems, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Document Security Systems, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective. The Company currently has one person on staff that performs nearly all aspects of the financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures filed with the SEC. Specifically, the Company’s controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documentation. In addition, during the preparation of the annual consolidated financial statements, certain key assumptions and calculations used in the future cash flow analysis supporting the asset impairment tests required editing after submission to us in connection with our audit. These control deficiencies could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

Controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles were ineffective.  Specifically, during the course of the quarterly interim reviews and the annual audit, audit adjustments were made to adjust the recorded amounts for certain equity based transactions, including the resulting impact on the income tax provision and disclosures based on the misapplication of GAAP by the Company that would have resulted in a material misstatement of the financial statements.

Controls associated with internal communication were ineffective. Specifically, during the year we and the Company identified instances related to equity based transactions which were not effectively communicated to all internal process owners who needed to be involved to account for and report the transactions in a timely manner. This resulted in material adjustments during the quarterly reviews and annual audit, that otherwise would have been avoided if effective internal communication had been maintained.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Document Security Systems, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)".

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 17, 2008

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$742,468	$5,802,615
Accounts receivable, net of allowance
of $82,000 ($74,000 -2006)	617,320	618,622
Inventory	259,442	239,416
Loans to employees	120,732	51,895
Prepaid expenses and other current assets (including a prepaid balance with a related party of $91,000 in 2006)	487,715	172,887
Total current assets	2,227,677	6,885,435

Restricted cash	177,345	-
Fixed assets, net	1,494,540	637,732
Other assets	147,958	156,734
Goodwill	1,396,734	1,396,734
Other intangible assets, net	6,149,530	5,389,564

Total assets	$11,593,784	$14,466,199

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,795,085	$1,283,503
Accrued expenses & other current liabilities (including a related party balance of $230,000 in 2006)	818,606	877,261
Deferred revenue	732,355	564,439
Current portion of capital lease obligations	79,948	34,814

Total current liabilities	3,425,994	2,760,017

Revolving note from related party	300,000	-
Long-term capital lease obligations	294,821	50,417
Long-term deferred revenue	15,938	466,875
Deferred tax liability	200,000	-
Commitments and contingencies (see Note 12)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 13,654,364 shares issued and outstanding (13,544,724 in 2006)	273,087	270,894
Additional paid-in capital	31,298,571	28,145,793
Accumulated deficit	(24,214,627)	(17,227,797)

Total stockholders' equity	7,357,031	11,188,890

Total liabilities and stockholders' equity	$11,593,784	$14,466,199

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For The Years Ended December 31,

	2007	2006	2005
Revenue
Security printing and products	$3,912,789	$2,994,899	$660,018
Royalties	1,195,146	682,073	80,949
Digital solutions	201,210	-	-
Legal products	682,051	631,454	525,420

Total Revenue	5,991,196	4,308,426	1,266,387

Costs of revenue
Security printing and products	2,465,898	1,972,172	370,637
Digital solutions	44,028	-	-
Legal products	353,914	349,655	272,542

Total costs of revenue	2,863,840	2,321,827	643,179

Gross profit	3,127,356	1,986,599	623,208

Operating expenses:
Selling, general and administrative	7,974,312	5,375,331	2,455,778
Research and development	420,063	352,796	313,657
Amortization of intangibles	1,754,017	1,025,528	538,110

Operating expenses	10,148,392	6,753,655	3,307,545

Operating loss	(7,021,036)	(4,767,056)	(2,684,337)

Other income (expense):
Interest income	93,397	59,976	85,602
Loss on foreign currency transactions	(23,519)	(3,526)	-
Interest expense	(5,108)	(14,943)	(4,330)

Loss from continuing operations before income taxes	(6,956,266)	(4,725,549)	(2,603,065)

Income taxes	19,003	-	-

Loss from continuing operations	(6,975,269)	(4,725,549)	(2,603,065)

Loss from discontinued operations: (Note 9)
Gain on sale of discontinued assets	42,906	-	-
Loss from operations of discontinued operations	(54,467)	(106,817)	(239,725)
Loss on discontinued operations	(11,561)	(106,817)	(239,725)

Net loss	$(6,986,830)	$(4,832,366)	$(2,842,790)

Net loss per share -basic and diluted:

Continuing operations	$(0.51)	$(0.37)	$(0.22)
Discontinued operations	0.00	0.00	(0.02)
Net Loss	$(0.51)	$(0.37)	$(0.24)
Weighted average common shares outstanding, basic and diluted	13,629,877	12,891,505	12,010,464

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(6,986,830)	$(4,832,366)	$(2,842,790)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,945,119	1,233,016	720,603
Stock based compensation	1,354,742	1,002,420	118,518
Net gain on disposal of discontinued operations	(42,906)	-	-
(Increase) decrease in assets:
Accounts receivable	1,302	(287,910)	236,897
Inventory	(20,026)	(20,465)	(81,233)
Prepaid expenses and other assets	(65,291)	(117,221)	(140,640)
Increase (decrease) in liabilities:
Accounts payable	629,792	527,327	137,670
Accrued expenses and other liabilities	247,797	52,208	161,254
Deferred revenue	(283,021)	1,031,314	-

Net cash used by operating activities	(3,219,322)	(1,411,677)	(1,689,721)

Cash flows from investing activities:
Purchase of fixed assets	(759,538)	(136,078)	(107,083)
Proceeds from the sale of discontinued operations	80,000	-	-
Restricted cash- patent litigation guarantee	(177,345)
Acquisition of business	-	(1,301,670)	-
Purchase of other intangible assets	(1,083,619)	(835,946)	(185,912)

Net cash used by investing activities	(1,940,502)	(2,273,694)	(292,995)

Cash flows from financing activities:
Repayment of long-term debt	-	(218,200)	(47,920)
Borrowing on revolving note- related party	300,000	-	-
Decrease in restricted cash	-	240,000	60,000
Repayments of capital lease obligations	(35,929)	(33,074)	(30,625)
Payment of accrued stock issuance costs	(519,619)	-	-
Issuance of common stock	355,225	5,545,778	3,296,878
Net cash (used) provided by financing activities	99,677	5,534,504	3,278,333

Net increase (decrease) in cash and cash equivalents	(5,060,147)	1,849,133	1,295,617
Cash and cash equivalents beginning of year	5,802,615	3,953,482	2,657,865
Cash and cash equivalents end of year	$742,468	$5,802,615	$3,953,482

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2004	10,926,818	$218,536	$13,074,847	$(9,552,641)	$3,740,742

Shares issued upon the exercise of warrants and options	999,940	19,999	3,276,879	-	3,296,878
Stock issued to employees as compensation	18,000	360	3,480	-	3,840
Stock issued to a related party for patent defense costs	150,000	3,000	497,000	-	500,000
Stock issued for acquisitions	62,654	1,253	516,269	-	517,522
Stock issued to acquire intangible assets, net of expenses	541,460	10,829	3,894,843	-	3,905,672
Stock based compensation expense	-	-	114,678	-	114,678
Net loss	-	-	-	(2,842,790)	(2,842,790)

Balance, December 31, 2005	12,698,872	$253,977	$21,377,996	$(12,395,431)	$9,236,542

Shares issued upon the exercise of warrants and options	209,413	4,188	895,320	-	899,508
Stock issued for patent defense costs	47,015	940	455,575	-	456,515
Stock issued for acquisitions	18,704	374	249,626	-	250,000
Issuance of common stock and warrants through private placement, net	552,720	11,055	4,165,216	-	4,176,271
Stock based compensation expense	18,000	360	1,002,060	-	1,002,420
Net loss	-	-	-	(4,832,366)	(4,832,366)

Balance, December 31, 2006	13,544,724	$270,894	$28,145,793	$(17,227,797)	$11,188,890

Shares issued upon the exercise of warrants and options	12,125	243	54,983	-	55,226
Stock issued for patent defense costs	60,866	1,217	744,858	-	746,075
Issuance of common stock and warrants through private placement, net	35,280	706	272,294	-	273,000
Stock based payments, net of tax effect	1,369	27	2,080,643	-	2,080,670
Net loss	-	-	-	(6,986,830)	(6,986,830)

Balance, December 31, 2007	13,654,364	$273,087	$31,298,571	$(24,214,627)	$7,357,031

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), a New York corporation, operates in the market for secured documents and solutions. The Company licenses its patented technology and sells products that use its patented optical anti-scanning, anti-counterfeiting technologies. The Company’s customers include governments, law enforcement agencies, security printers, check and forms printers and corporations. The Company has focused its operations in these businesses since 2002. In addition, the Company, through its consolidated subsidiary, Lester Levin, Inc., sells supplies to the legal industry. Prior to December 31, 2007, the Company also operated a retail printing operation through this subsidiary (See Note 9). Previously, the Company was named New Sky Communications and was focused on the production of motion pictures.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security Systems, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase our common stock, deferred revenue and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engage third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. (see Note 9)

Cash and Cash Equivalents - The Company maintains its cash in bank deposit accounts and, from time to time, short term Certificates of Deposits with original maturities of three months or less. For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Restricted Cash - In July 2007, the Company was required to establish a restricted cash balance of 87,500 British pounds, or approximately $177,000, as collateral for a deed of guarantee required by the English Court of Appeals in order for the Company to pursue an appeal in that court. (See Note 12 - Legal Matters)

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2007 the Company established a reserve for doubtful accounts of approximately $82,000 ($74,000 - 2006). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of plastic materials and cards, pre-printed security paper, and legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

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

Other Intangible Assets - Other intangible assets consists of costs associated with the application, acquisition and defense of our patents, contractual rights to patents and trade secrets associated with our technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business. The Company amortizes its other intangible assets over their estimated useful lives. Patents are generally amortized over the remaining legal life, up to 20 years.

Impairment of Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Fair Value of Financial Instruments - Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving note payable and capital leases. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s capitalized lease obligations and revolving note payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2007 and 2006.

Share-Based Payments - Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant, except for modifications of stock option awards, which triggered compensation expense in accordance with provisions of FASB FIN 44 -”Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123(R) and 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. See Note 7 for further detail on the impact of SFAS 123(R) to the Company’s consolidated financial statements.

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

The Company recognizes revenue from technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

Advertising Costs- Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were $93,000 in 2007 ($124,000 - 2006, 110,000 -2005).

Research and Development- Research and development costs are expensed as incurred as defined in SFAS No. 2, Accounting for Research and Development Costs.

Foreign Currency-. Net gains and losses resulting from transactions denominated in foreign currency are recorded as other income or loss.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense.

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

If the Company had generated earnings during the year ended December 31, 2007, 674,050 (211,604 - 2006, 352,987 -2005) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Concentration of Credit Risk - The Company maintains its cash and cash equivalents in bank deposit accounts and Certificates of Deposit, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We adopted FIN 48 on January 1, 2007. (See Note 10)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing whether adoption of SFAS No. 157 will have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.
SFAS No. 141(R) and No. 160 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. - INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2007	2006
Finished Goods	$161,978	$145,206
Raw Materials	97,464	94,210

	$259,442	$239,416

NOTE 4. - FIXED ASSETS

  Fixed assets consisted of the following at December 31:

		2007		2006
	Estimated Useful Life	Purchased	Under Capital Leases	Purchased	Under Capital Leases
Machinery & equipment	5-7 years	$602,819	$484,936	$825,580	$159,469
Leasehold improvements	up to 13 years (1)	574,938	-	119,438	-
Furniture & fixtures	7 years	87,721	-	95,838	-
Software & websites	3 years	243,586	-	101,073	-

Total cost		$1,509,064	$484,936	$1,141,929	$159,469
Less accumulated depreciation		387,204	112,254	585,799	77,867

Net		$1,121,860	$372,682	$556,130	$81,602

(1) Expiration of lease term

On September 25, 2007, the Company sold certain assets and the operations of its retail copying and quickprinting operations to an unrelated third party. The sale included fixed assets with a net book value of approximately $37,000. The Company recognized a gain on the sale of approximately $43,000 (See Note 9). Depreciation expense for assets under capital leases was $34,387 for the year ended December 31, 2007 ($30,025 - 2006, 30,025 - 2005).

NOTE 5. - INTANGIBLE ASSETS

Goodwill - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. During 2006, the Company recorded goodwill of approximately $685,000 associated with its acquisition of the assets of Plastic Printing Professionals. As of December 31, 2007, the Company’s goodwill of approximately $1,397,000 consists of approximately $81,000 attributable to the legal segment and approximately $1,316,000 attributable to the document security products and printing segment.

Other Intangible Assets - Other intangible assets consists of costs associated with the application, acquisition and defense of our patents, contractual rights to patents and trade secrets associated with our technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business.

On an ongoing basis, the Company submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT). The Company capitalizes these costs and amortizes them over the patents’ estimated useful life. In addition, the Company has incurred costs associated with the defense of its right to use its patents. The Company has determined that in some cases it will need to use the court systems in the jurisdictions of its patents to protect the rights of its patents against infringers, and therefore, may incur substantial costs for these proceedings. The Company capitalizes these costs as an increase to the cost basis of its patent assets to be amortized over the remaining estimated useful life of the patent. The Company periodically evaluates whether the patent defense will be successful or unsuccessful. If it determines that its defense will likely not be successful, then the defense costs are expensed in that period and an impairment charge will likely be taken to write down the associated patent asset to its fair value. The Company determined the current defense costs associated with the ECB litigation (see Note 12) are recoverable based on a weighted average analysis of potential outcomes that likely could occur and as such, that there was no impairment of the patents for the years ended December 31, 2007, 2006 and 2005.

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

In June, 2007, the Company entered into an agreement with International Barcode Technologies, also known as BTI, to extend the expiration date of warrants to purchase 500,000 shares of common stock of the Company at a purchase price of $10.00 per share from June 16, 2007 to December 31, 2007. In exchange, BTI has agreed to provide the Company with a non-exclusive license to market and produce BTI’s advanced barcode technologies in the United States for five years The value of the extension of the warrant was determined to be approximately $521,000 using the Black-Scholes option pricing model. This amount was recorded as an other intangible asset and will be amortized over the expected useful life of the license agreement of five years.

Other intangible assets are comprised of the following at December 31:

		2007			2006
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$72,000	$18,000	$90,000	$54,000	$36,000
Other intangibles	5 years	1,187,595	335,304	852,291	666,300	149,036	517,264
Patent and contractual rights	Varied (1)	8,205,340	2,926,101	5,279,239	6,212,400	1,376,100	4,836,300
		$9,482,935	$3,333,405	6,149,530	$6,968,700	1,579,136	$5,389,564

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of December 31, 2007 the weighted average remaining useful life of these assets in service was 3.8 years

Actual amortization for 2007, 2006 and 2005 and expected amortization for each of the next five years is as follows:

2005 Actual	$538,000
2006 Actual	$1,026,000
2007 Actual	$1,754,000

Expected:
2008	$1,984,000
2009	$1,966,000
2010	$1,648,000
2011	$150,000
2012	$78,000
Thereafter	$323,000

6,149,000

NOTE 6. - Long Term Revolving Note- Related Party

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010. The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., the Company's wholly owned subsidiary. Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement. In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer. Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010. Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3. Interest is payable quarterly in arrears and the principal is payable in full at the End of the Term under the White Credit Agreement. Mr. White can accept common stock as payment upon default. Under the terms of the agreements, the Company is required to comply with various covenants. During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility agreement were being finalized.

NOTE 7. - STOCKHOLDERS’ EQUITY

Stock Issued for Services - On November 14, 2006, the Company entered into an agreement with McDermott Will Emery LLP (“MWE”), its lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allows the Company to use its common stock with a value not to exceed $1.2 million to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB patent validity litigation. During 2007, 60,866 (47,015 -2006) restricted common shares were issued to MWE to pay for approximately $746,000 ($457,000- 2006) of legal fees incurred the through December 31, 2007. In total, 107,881 shares valued at $1,203,000 have been issued to MWE.

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

Stock Issued with Business Combination -In February 2006, the Company issued 18,704 of its Common Stock plus additional costs related to the acquisition of substantially all of the assets of Plastic Printing Professionals (See Note 8). The value of the shares of Common Stock was determined based upon the average quoted market price of the Company’s Common Stock for the ten days previous to the closing date of the acquisition of $13.36 per share.

In September 2005, the Company purchased 100% of the Common Stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its Common Stock, valued at $518,000 plus additional costs related to the transaction. The value of the shares of Common Stock was determined based upon the quoted market price of the Company’s Common Stock on September 9, 2005 of $8.26 per share. SDS is an entity that holds various licensing and marketing rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website www.ProtectedPaper.com which sells secured document solutions, including the Company’s safety paper.

Stock Warrants - During year ended December 31, 2007, the Company received approximately $55,000 in proceeds from the exercise of warrants to purchase 12,125 shares of its common stock. During 2006, the Company received approximately $900,000 in proceeds from the exercise of 209,413 warrants.

On June 16, 2006, the Company issued to International Barcode Corporation (d/b/a Barcode Technology)(“BTI”), a warrant to purchase 500,000 shares of the Company’s common stock, $0.02 par value per share, at a price of $10.00 per share vesting over approximately one year and with an expiration date of June 16, 2007. The fair value of the warrants amounted to $890,000 utilizing Black Scholes pricing model. This value is being recognized as the warrants vest. During the year ended December 31, 2007, the Company recognized approximately $223,000 ($668,000 -2006) of expense related to these warrants. The warrants were issued in conjunction with an agreement that provides BTI with the exclusive right to market, sell and manufacture DSS technologies, products and processes for all security-related applications for government and commercial use in China.

In June 2007, the Company entered into an agreement with BTI to extend the expiration date of the warrants from June 16, 2007 to December 31, 2007. In exchange, BTI has agreed to provide the Company with a non-exclusive license to market and produce BTI’s advanced barcode technologies in the United States for five years. This extension was treated as a modification of the award in accordance with FAS 123R. The value of the modification of approximately $521,000 was recorded as an other intangible asset. This increase to additional paid in capital is shown net of the tax effect of the related deferred tax liability of approximately $181,000 as of December 31, 2007.

During 2007, the Company issued 25,000 fully vested warrants to purchase the Company’s shares with an exercise price of $12.59 per share with a three-year term to a unrelated third party consultant. Additionally, during 2007, the Company issued 136,760 warrants to purchase the Company’s shares with an exercise price of $12.63 per share with a five-year term to another unrelated third party consultant of which 50% of the warrants vested upon issuance with the remaining warrants to vest six months from the date of grant, subject to certain vesting acceleration provisions. As a result of these warrant issuances, the Company recognized approximately $213,000 of compensation expense during the year ended December 31, 2007. In addition, as of December 31, 2007, approximately $386,000 was recorded as prepaid services associated with the nonforfeitable, fully vested portion of these warrant grants. The Company values stock warrants utilizing the Black Scholes option pricing model. The Company records stock based payment expense related to these warrants at the then current fair value of at each reporting date as the services are performed in accordance with EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement in accordance to EITF 00-18. Accordingly, the Company records the fair value of nonforfeitable, fully vested warrants issued for future consulting services as prepaid services in its consolidated balance sheet.

The following is a summary with respect to warrants outstanding at December 31, 2007 and 2006 and activity during the years then ended:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding January 1	923,818	$9.96	296,783	$4.10
Granted during the year	179,400	$12.54	831,632	$10.70
Exercised, including forfeited upon cashless exercise	(12,125)	$(4.55)	(204,597)	$(4.39)
Lapsed	(500,000)	$(10.00)	—	$—
Outstanding at December 31	591,093	$10.82	923,818	$9.96
Weighted average months remaining		43.8		26.3

The following table summarizes the warrants outstanding and exercisable as of December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.00-$4.99	50,375	0.5	$2.02	50,375	0.5	$2.02
$5.00-$7.75	29,686	1.0	$5.00	29,686	1.0	$5.00
$7.76-$12.63	511,032	4.1	$12.03	511,032	4.1	$12.03

	591,093			591,093

Stock Options - The Company has two stock-based compensation plans. The 2004 Employees’ Stock Option Plan (the “2004 Plan”) provides for the issuance of up to a total of 1,200,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees and consultants, In June 2007, the Company’s Board of Directors authorized an additional 500,000 shares of common stock to be authorized for issuance under the 2004 plan, subject to shareholder approval on May 1, 2008 at the Annual Shareholder’s Meeting. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. The Non-Executive Director Stock Option Plan (the “Director Plan”) provides for the issuance of up to a total of 100,000 shares of common stock authorized to be issued for options grants for non-executive directors and advisors. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors and (b) 5,000 shares of our common stock plus and additional 1,000 shares of our common stock for each year that the applicable director has served on the Board of Directors, up to a maximum of 10,000 shares per year shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director who has not served as a director for the entire year immediately prior to January 2nd shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year. Both Plans were adopted by the Company’s shareholders.

The following is a summary with respect to options outstanding at December 31, 2007 and 2006 and activity during the years then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at December 31, 2005	277,000	$8.38		38,750	$5.99
Granted	70,000	10.09		20,000	12.65
Exercised	-	-		-	-
Forfeited	(51,000)	(9.99)		-	-
Outstanding at December 31, 2006:	296,000	8.17		58,750	8.02
Granted	326,500	11.36		20,000	11.10
Exercised	(5,000)	(8.38)		-	-
Forfeited	-	-		-	-
Outstanding at December 31, 2007:	617,500	9.70		78,750	8.78
Exercisable at December 31, 2007:	280,167	8.14		58,750	7.99

Aggregate Intrinsic Value of outstanding options at December 31, 2007	$32,050		3.2	$45,071		2.6
Aggregate Intrinsic Value of exercisable options at December 31, 2007	$27,300		2.8	$45,071		2.6

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.20-$5.00	13,750	1.1	$3.57	13,750	1.1	$3.57
$5.01-$9.00	265,000	2.5	$7.22	246,000	2.4	$7.47
$9.01-$12.91	417,500	3.8	$11.43	79,167	3.8	$10.92

	696,250			338,917

The weighted-average grant date fair value of options granted during the year ended December 31, 2007 was $5.11 ($4.28 -2006). There were 5,000 options exercised in a cashless exercise during the year ended December 31, 2007 with a weighted average grant date fair value of $3.12 per share. There were no options exercised during the year ended December 31, 2006.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	2007		2006		2005
Volatility	54.2%		51.0%		45%
Expected option term	3.61	years	3.1	years	3.4	years
Risk-free interest rate	4.2%		4.4%		4.0%
Expected forfeiture rate	0.0%		0.0%		0.0%
Expected dividend yield	0.0%		0.0%		0.0%

The following table summarizes the activity of the Company’s non-vested options under the stock option plans:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2005	10,000	$3.68
Non-vested granted- 2006	70,000	4.33
Vested - 2006	10,000	3.68
Forfeited - 2006	-	-

Non-vested as of December 31, 2006	70,000	$4.33
Non-vested granted- 2007	339,833	5.11
Vested - 2007	52,500	4.27
Forfeited - 2007	-	-

Non-vested as of December 31, 2007	357,333	$5.06

As of December 31, 2007, there was approximately $1,444,000 of unrecognized compensation cost related to stock options granted under the 2004 Employees’ Stock Option Plan which costs is expected to be recognized over a period of 3.0 years. There was no unrecognized compensation cost related to non-vested options granted under the Non-Executive Director plan. The total fair value of shares that vested during the year- ended December 31, 2007 was $224,000 ($36,800 during the year ended December 31, 2006).

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption and prior periods have not been restated. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

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

The compensation cost that has been charged against income for options granted under the plans was approximately $582,000 for the year ended December 31, 2007. The impact of these expenses to basic and diluted earnings per share was approximately $0.04 during the year.

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

Stock based compensation costs are expensed based on the nature of the employee or consultant activity, and have been classified as follows:

	2007	2006	2005
Stock based payments:
Selling, general and administrative	$1,355,000	$1,002,000	$119,000

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

	Year Ended December 31, 2005
	$ Amount	$ Per share
Net loss, as reported	$(2,842,790)	$(0.24)
Less: Stock based compensation due to acceleration of options per APB 25	77,876	0.01
Increase in loss due to fair value of employee options	(488,581)	(0.04)
Net loss, pro-forma	$(3,253,495)	$(0.27)

Restricted Stock Issued to Employees - Restricted common stock is issued for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation Committee. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase restricted stock.

The following is a summary of activity of restricted stock during the years ended at December 31, 2007 and 2006:

	Shares	Weighted- average Grant Date Fair Value
Restricted shares outstanding, December 31, 2005	-	$-
Restricted shares granted	375,000	10.29
Restricted shares vested	-	-
Restricted shares forfeited	-	-

Restricted shares outstanding, December 31, 2006	375,000	$10.29
Restricted shares granted	220,000	12.50
Restricted shares vested	(21,677)	(10.77)
Restricted shares forfeited	(60,000)	(10.19)
Restricted shares outstanding, December 31, 2007	513,323	$12.35

For the year ended December 31, 2007, included in grants of restricted shares are 25,000 shares of the Company’s common stock with a fair value of $312,500 granted to a member of the Company’s management that vests over a two year period with approximately $104,000 included in stock based compensation expense for the year ended December 31, 2007. Also included in the 2007 grants of restricted shares are 195,000 shares of performance based restricted stock granted to certain members of the Company’s senior management, all of which immediately vest upon the occurrence of certain events over the next 5 years, which include, among other things a change of control of the Company or other merger or acquisition of the Company, and the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank. During the year ended December 31, 2006, 250,000 of similar performance based restricted shares were granted to the Company’s President. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize an aggregate of $5,563,000 of compensation expense associated with these performance based awards if such awards should vest. As of December 31, 2007, vesting is not considered probable and no compensation expense has been recognized for these grants.

In addition, during 2006, the Company granted 65,000 in restricted stock to employees that vest over 3 years beginning on the grant date, unless cancelled or forfeited. Approximately, $233,000 of stock based compensation expense was recognized associated with this restricted stock grant during the year ended December 31, 2007 and 21,667 of the restricted shares were forfeited after they were vested. In addition, during 2006, 60,000 restricted shares were granted to the Company’s President subject to the attainment of certain performance criteria during 2007, which were not met and therefore, forfeited as of December 31, 2007.

NOTE 8.  -Business Combinations-

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

Accounts receivable	$166,000
Inventory & prepaid assets	83,000
Fixed assets	258,000
Identified intangible assets	625,000
Goodwill	685,000
Total Assets	$1,817,000

Liabilities Assumed	$(265,000)
Total Purchase Price	$1,552,000

Set forth below is the unaudited pro forma revenue, operating loss, net loss and loss per share of the Company as if P3 had been acquired by the Company as of January 1, 2005:

	Twelve Months Ended December 31,
	2006	2005
Revenue	$5,084,530	$4,417,684
Operating Loss	(4,878,643)	(2,840,703)
Net Loss	(4,836,690)	(2,781,512)
Basic and diluted loss per share	(0.38)	(0.23)

Secured Document Systems, Inc.

On September 9, 2005, the Company purchased 100% of the Common Stock of Secured Document Systems (“SDS”) for $566,000, which consisted of 62,654 shares of its Common Stock plus additional costs related to the transaction. The value of the shares of Common Stock was determined based upon the quoted market price of the Company’s Common Stock on September 9, 2005 of $8.26 per share. SDS is an entity that holds various licensing and marketing rights to several of the Company’s patents which it had acquired from the Wicker Family. In addition, SDS operates the Internet website www.ProtectedPaper.com which sells secured document solutions, including the Company’s safety paper. Commencing on September 1, 2005, the results of SDS’s operations are included in the consolidated financial statements of the Company. The Company accounted for the acquisition as a business combination under FASB 141 “Business Combinations”. Included in the assets acquired is a receivable of approximately $84,000 from the Estate of Ralph Wicker, which is deemed a related party to an officer of the Company. The Company expects to collect the entire amount of this receivable.

The presentation of pro-forma results for 2005 and 2004 as if the acquisition of SDS had occurred at the beginning of each reporting period would not be material for the consolidated entity. The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed as follows:

Accounts Receivable	$7,000
Inventory	5,000
Fixed Assets	3,000
Related party royalty receivable	84,000
Customer list	$41,000
Goodwill	428,000
Total Assets	$568,000

Liabilities Assumed	$(2,000)
Total Purchase Price	$566,000

NOTE 9. -Discontinued Operations

On September 25, 2007, the Company sold certain assets and the operations of its retail copying and quickprinting operations to an unrelated third party for $80,000 and the assumption of ongoing operating leases. The sale included fixed assets with a net book value of approximately $37,000. In accordance with SFAS 144, the disposal of assets constitutes a component of the entity and has been accounted for as discontinued operations. The Company recognized a gain on the sale of approximately $43,000. The operating results relating to these assets are segregated and reported as discontinued operations in the accompanying 2007, 2006 and 2005 consolidated statement of operations. The results of operations directly attributed to the division’s operations that have been reclassified from continuing operations are as follows:

	Year Ended December 31,
	2007	2006	2005

Revenues	$291,781	$525,998	$483,477
Cost of sales	142,331	315,191	266,000
Operating expenses	203,917	317,624	457,202
Loss from discontinued operations	$(54,467)	$(106,817)	$(239,725)

NOTE 10. - INCOME TAXES-

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

	2007	2006	2005
Currently payable:
Federal	$-	$-	$-
State	-	-	-
Total currently payable	-	-	-
Deferred:
Federal	(2,062,311)	(1,258,295)	(1,583,066)
State	(492,039)	(300,071)	(377,520)
Total deferred	(2,554,350)	(1,558,366)	(1,960,586)
Less increase in allowance	2,573,353	1,558,366	1,960,586
Net deferred	19,003	-	-
Total income tax provision (benefit)	$19,003	$-	$-

Individual components of deferred taxes are as follows:

Deferred tax assets:	2007	2006	2005
Net operating loss carry forwards	$6,621,844	$4,860,723	$3,625,875
Depreciation and amortization		-	57,786
Equity issued for services	541,964	460,318	93,316
Other	389,934	70,223	30,880
Total	7,553,742	5,391,264	3,807,857
Less valuation allowance	(7,501,679)	(5,366,222)	(3,807,857)
Gross deferred tax assets	$52,063	$25,042	$-

Deferred tax liabilities:
Goodwill	$19,003	-	-
Modification of equity awards for licensing agreeement	180,997	-	-
Depreciation and other amortization	52,063	$25,042	$-
Gross deferred tax liabilities	$252,063	$25,042	$-

Net deferred tax liabilities	$(200,000)	$-	$-

The Company has approximately $19,368 000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income, of which approximately $1,412,000 is subject to change of control limitations that generally restricts the utilization of the NOL per year and $2,658,000 of the NOL will be allocated to contributed capital when subsequently realized. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance accordingly. Due to equity issued for services expiring unexercised during 2007 the change in the valuation allowance on the statements of operations is different than the change on the balance sheet by $438,000. A portion of the net operating loss carryforward amounting to approximately $367,000, relates to tax deductions for options and warrants exercised subsequent to the implementation of SFAS 123(R), which are not included in the determination of the deferred tax assets above and will be recognized in accordance with SFAS 123(R) when realized for tax purposes. These carryforwards expire at various dates from 2022 through 2027.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2007	2006	2005

Statutory United States federal rate	(34)%	(34)%	(34)%
State income taxes net of federal	(5)	(4)	(5)
Permanent differences	2	6	1
Equity based compensation	-	-	(32)
Expiration of net operating loss	-	-	-
Change in valuation reserves	37	32	70

Effective tax rate	-%	-%	-%

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN48”). Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that the Company has taken or expect to take in the Company's income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN48 on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings. In addition, the Company did not have any material unrecognized tax benefits at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2004-2006 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 11. - DEFINED CONTRIBUTION PENSION PLAN

The Company established an Employee savings plan (the “401(k) Plan”) in 2006 which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employee’s hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. Prior to 2006, the Company sponsored a simple individual retirement account (the “Simple IRA Plan”) covering all eligible employees.  Pursuant to the 401(k) Plan, employees may elect to defer a portion of their salary on a pre-tax basis.  For employees who participated in the plan, the Company matched the employer’s contribution in 2007 pursuant to the Safe Harbor Provisions of Section 401(k) of the Internal Revenue Code up to 4% in 2006 and 2007 and in 2005 up to 3% of the employee’s annual compensation.  During the year ended December 31, 2007, the Company contributed approximately $71,000 to the 401(k) plan ($53,000 - 2006, $11,000 -2005).

NOTE 12. - COMMITMENTS

Facilities - The Company leases a total of approximately 39,700 square feet of office space for its administrative offices, its printing facilities and legal supplies business at a monthly rental aggregating approximately $29,000. The leases expire through July 2014, although renewal options exist to extend lease agreements for up to an additional 60 months.

Equipment Leases  - The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. The leases expire through July 2011.

A summary of lease commitments at December 31, 2007 are as follows:

		Operating Leases
	Capital Leases	Equipment	Facilities	Total
Payments made in 2007	$41,680	$55,643	$258,477	$314,120

Future minimum lease commitments:
2008	125,962	39,801	349,490	389,291
2009	109,744	36,335	361,375	397,710
2010	88,207	29,939	370,212	400,151
2011	88,207	6,271	385,239	391,510
2012	75,608	-	281,807	281,807
Thereafter		-	433,535	433,535

Total future minimum lease commitments	$487,728	$112,346	$2,181,658	$2,294,004

Less amount representing interest	(112,959)

Present value of future minimum lease commitments	374,769

Less current portion	(79,948)

Long term portion	$294,821

Employment agreements -The Company has employment agreements having terms in excess of one year with four of its executives with terms ranging from three to five years through June 2009. The agreements provide for severance payments of between 12 and 18 months of salary in the event of termination for certain causes. As of December 31, 2007, the minimum annual severance payments under these employment agreements is, in aggregate, approximately $830,000.

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

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of December 31, 2007, there have been no settlement amounts related to these agreements.

Legal Proceedings - On August 1, 2005, we commenced a suit against the European Central Bank (ECB) alleging patent infringement by the European Central Bank and have claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 455750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB. The ECB have claimed attorneys and court fees in the amount of Euro 93,752, which will be subject to an assessment procedure that will not likely be concluded until no earlier than the middle of 2008.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg patent courts seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent that was awarded to us by the European Patent Office Technical Board of Appeal has been deemed invalid in the United Kingdom. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the Company was given permission by the English Court to appeal to the Court of Appeal the ruling, and such appeal was heard on February 4, 2008 and a decision is pending. As a result of the English Court’s ruling, the Company was also required to pay a portion of the ECB’s legal costs associated with the case. On April 2, 2007, the English Court rewarded the ECB 180,000 pounds (USD $365,000) for such reimbursement, of which the Company paid 90,000 pounds (USD $182,000) on April 4, 2007 and the remaining 90,000 pounds ($182,000) is included in accrued expenses at December 31, 2007. The Company appealed the English Court decision in April 2007. In July 2007, the Company established a restricted cash balance of 87,500 British pounds, or approximately $177,000, as collateral for a deed of guarantee required by the English Court of Appeals in order for the Company to pursue the appeal in that court. The Company is currently awaiting the decision of the appeal. On March 27, 2007, the German Federal Patent Court (Bundespatentgericht) in Munich, Germany ruled that the Patent was valid in Germany. This ruling validates the legal basis of the Company’s infringement suit against the ECB. In addition, as a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692. On January 9, 2008, the Tribunal de Grande Instance de Paris, 3rd Chamber - 3rd Section of the High Court of Paris in Paris, France ruled that the Patent was invalid in France. The court ruled that no fees were owed by the Company to the ECB for the French litigation. The Company is evaluating whether to appeal this decision. On March 12, 2008, the District Court of the Hague in the Netherlands ruled that the patent was valid in the Netherlands. We expect the ECB to appeal this decision. Additional decisions and trials regarding validity are expected in the five other countries during 2008 and 2009.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggart (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggart for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggart is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to us. Among other things, we contend that certain of the purported agreements are not binding and/or enforceable. To the extent any of them are binding and enforceable, we claim that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against us, claiming Adler owns or co-owns or has a license to use certain technologies of ours. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggart’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contending that our purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. We have denied the material allegations of all of the counterclaims. If Adler is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006	2005
Cash paid for interest	$5,000	15,000	26,000

Non-cash investing and financing activities:
Equity issued for patent defense costs	$746,000	457,000	500,000
Modificaton of equity awards for license agreement	$521,000	-	-
Equity issued for acquisition	$-	250,000	518,000
Equity issued for prepaid services	$561,000	-	-
Equity issued for other intangible assets	$-	-	3,906,000
Equipment purchased via capital lease	$325,000	-	-
Deferred tax liability offsetting additional paid in capital	$181,000	-	-

NOTE 14. - SEGMENT INFORMATION

The Company's businesses are organized, managed and internally reported as three operating segments. Two of these operating segments, Document Security Systems and Plastic Printing Professionals are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets. For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131- “Disclosures about Segments of an Enterprise and Related Information”. A summary of the two segments is as follows:

Document Security and Production
License, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and Plastic Printing Professionals divisions. In September 2007, the Company sold the assets of its retail printing and copying division, a former component of the Document Security and Production segment, to an unrelated third party as this operation was not critical to the Company’s core operations. The results of this division are reported as discontinued operations and are not a component of these segment results (See Note 9).

Legal Supplies	Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com.

Approximate information concerning the Company’s operations by reportable segment as of and for the year ended December 31, 2007, 2006 and 2005 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2007	Legal Supplies	Document Security & Production	Corporate	Total

Revenues from external customers	$682,000	$5,309,000	$-	$5,991,000
Interest Income	-	-	93,000	93,000
Interest Expense	-	-	5,000	5,000
Stock based payments	-	1,180,000	175,000	1,355,000
Depreciation and amortization	12,000	1,896,000	37,000	1,945,000
Operating (loss) profit	6,000	(3,943,000)	(3,084,000)	(7,021,000)
Capital Expenditures	16,000	2,898,000	-	2,914,000
Identifiable assets	420,000	10,561,000	613,000	11,594,000

2006
Revenues from external customers	$631,000	$3,677,000	$-	4,308,000
Interest Income	-	-	60,000	60,000
Interest Expense	-	7,000	8,000	15,000
Stock based payments	-	799,000	203,000	1,002,000
Depreciation and amortization	11,000	1,134,000	88,000	1,233,000
Operating (loss) profit	(24,000)	(2,637,000)	(2,105,000)	(4,766,000)
Capital Expenditures	34,000	1,634,000	11,000	1,679,000
Identifiable assets	247,000	8,370,000	5,849,000	14,466,000

2005
Revenues from external customers	$525,000	$741,000	$-	1,266,000
Interest Income	-	-	86,000	86,000
Interest Expense	1,000	-	3,000	4,000
Stock based payments	-	100,000	19,000	119,000
Depreciation and amortization	1,000	633,000	87,000	721,000
Operating (loss) profit	29,000	(1,228,000)	(1,485,000)	(2,684,000)
Capital Expenditures	14,000	5,199,000	3,000	5,216,000
Identifiable assets	195,000	5,809,000	4,329,000	10,333,000

International revenue, which consists of sales to customers with operations in Western Europe, Latin America, Africa, Mddle East and Asia comprised 13% of total revenue for 2007, (11%- 2006, less than 1% for 2005). Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers - During 2007, one customer accounted for 13% of the Company’s total revenue from continuing operations. As of December 31, 2007, one customer accounted for 16% of the Company’s trade accounts receivable balance. In 2006, no customer accounted for 10% or more of the Company’s total revenue or one of its segments revenue. As of December 31, 2006,, one customer accounted for 23% and one customer accounted for 12%, respectively, of the Company’s trade accounts receivable balance. In 2005, the Company derived 51% of its document security revenue (22% of total revenue) from one customer of which $31,000 was in accounts receivable (19% of total) as of December 31, 2005.

NOTE 15. - RELATED PARTY TRANSACTIONS

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010. The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., the Company's wholly owned subsidiary. Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement. In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer. Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010. Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company. Interest is payable quarterly in arrears and the principal is payable in full at the End of the Term under the White Credit Agreement. Mr. White can accept common stock instead of cash upon default. Under the terms of the agreements, the Company is required to comply with various covenants. During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility agreement were being finalized.

On December 26, 2006, the Company sold 94 units at a price of $50,000 per unit for gross cash proceeds of $4,700,000, consisting of 552,720 unregistered shares of our common stock and five-year warrants to purchase up to an aggregate of 276,360 shares of our common stock, at an exercise price of $11.75 per share (See Note 7). A portion of the proceeds were generated by Fagenson & Co., Inc. acting as placement agent for the offering. Fagenson and Co., Inc. is a related party to a member of the Company’s Board of Directors. Pursuant to the Company’s placement agent fee arrangement, the Company paid approximately $230,000 to Fagenson and Co., Inc.

On August 26, 2005, we agreed to issue 150,000 of restricted shares to Strategic Resource Advisory Services (“SRAS”), a subsidiary of IDT Corporation, in exchange for the payment of up to $500,000 of our legal expenses that we will incur during our lawsuit against the European Central Bank. IDT Corporation is a related party to a member of the Company’s Board of Directors. Pursuant to this transaction, we recorded a $500,000 other asset that will be reclassified to patent assets as payments are made by SRAS on behalf of the Company. The cash value of the contract of $500,000 was deemed a more readily determinable fair value than the shares of Common Stock that were issued but are not tradable for two years from their date of issuance. As of December 31, 2006, $91,000 is included in prepaid expenses related to this item.

NOTE 16. - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2007. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenue
Security printing & products	$1,148,000	$946,000	$827,000	$991,000	$810,000	$724,000	$971,000	$492,000
Royalties	324,000	278,000	294,000	299,000	339,000	247,000	60,000	37,000
Digital solutions	17,000	9,000	12,000	163,000	-	-	-	-
Legal products	169,000	176,000	162,000	175,000	147,000	168,000	145,000	170,000
Total Revenue	1,658,000	1,409,000	1,295,000	1,628,000	1,296,000	1,139,000	1,176,000	699,000

Costs of revenue
Security printing & products	774,000	636,000	548,000	507,000	572,000	511,000	563,000	327,000
Digital sales	4,000	3,000	3,000	34,000	-	-	-	-
Legal products	78,000	83,000	91,000	103,000	83,000	86,000	77,000	103,000
Total cost of revenue	856,000	722,000	642,000	644,000	655,000	597,000	640,000	430,000

Gross profit
Security printing & products	374,000	310,000	279,000	484,000	238,000	213,000	408,000	165,000
Royalties	324,000	278,000	294,000	299,000	339,000	247,000	60,000	37,000
Digital solutions	13,000	6,000	9,000	129,000	-	-	-	-
Legal products	91,000	93,000	71,000	72,000	64,000	82,000	68,000	67,000
Total gross profit	802,000	687,000	653,000	984,000	641,000	542,000	536,000	269,000

Selling, general and administrative
General and administrative	$564,000	$514,000	$534,000	$412,000	$460,000	$410,000	$390,000	$261,000
Stock based payments	384,000	338,000	297,000	336,000	410,000	311,000	253,000	27,000
Professional Fees	368,000	352,000	364,000	320,000	175,000	212,000	378,000	359,000
Sales and marketing	599,000	466,000	391,000	519,000	437,000	224,000	225,000	162,000
Depreciation and amortization	28,000	20,000	20,000	20,000	18,000	18,000	28,000	29,000
Other	444,000	289,000	205,000	192,000	197,000	187,000	98,000	102,000
Research and development	106,000	111,000	109,000	94,000	90,000	94,000	96,000	73,000
Amortization of intangibles	495,000	480,000	433,000	346,000	262,000	276,000	268,000	220,000
Total Operating Expenses	2,988,000	2,570,000	2,353,000	2,239,000	2,049,000	1,732,000	1,736,000	1,233,000
Total other income (loss), net	(10,000)	2,000	-	45,000	(19,000)	(14,000)	(7,000)	(30,000)
Net loss	$(2,196,000)	$(1,881,000)	$(1,700,000)	$(1,210,000)	$(1,427,000)	$(1,204,000)	$(1,207,000)	$(994,000)
Net loss per share, basic and diluted	(0.16)	(0.14)	(0.12)	(0.09)	(0.11)	(0.09)	(0.09)	(0.08)
Weighted average common shares outstanding, basic and diluted	13,654,364	13,676,030	13,625,408	13,584,795	12,958,375	12,920,315	12,850,491	12,803,861

NOTE 17. - VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions	Balance At End Of Year

Allowance for doubtful accounts
2005	13,700	3,000	3,000	13,700
2006	13,700	64,800	5,000	73,500
2007	73,500	103,000	94,300	82,200

Deferred tax asset valuation allowance
2005	$1,847,271	$1,960,586	$-	$3,807,857
2006	$3,807,857	$1,558,365	$-	$5,366,222
2007	$5,366,222	$2,573,353	$437,896	$7,501,679

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 17, 2008	By:	/s/ Patrick White
Patrick White
Chief Executive Officer

              In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008	By:	/s/ Robert Fagenson
Robert Fagenson
Director

March 17, 2008	By:	/s/ Patrick White
Patrick White
Chief Executive Officer and Director (Principal Executive Officer)

March 17, 2008	By:	/s/ Peter Ettinger
Peter Ettinger
President and Director

March 17, 2008	By:	/s/ David Wicker
David Wicker
Vice President and Director

March 17, 2008	By:	/s/ Timothy Ashman
Timothy Ashman
Director

March 17, 2008	By:	/s/ Alan E. Harrison
Alan E. Harrison
Director

March 17, 2008	By:	/s/ Ira A. Greenstein
Ira A. Greenstein
Director

March 17, 2008	By:	/s/ Philip Jones
Philip Jones
Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)