Form 10-Q
period 2008-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2008-05-12
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Applicable only to corporate issuers

As of May 8, 2008 (the most recent practicable date), there were 14,167,698 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$153,705	$742,468
Restricted cash	177,345	-
Accounts receivable, net of allowance of $82,000 ($82,000 -2007)	696,051	617,320
Inventory	253,763	259,442
Loans to employees	122,023	120,732
Prepaid expenses and other current assets	399,284	487,715
Total current assets	1,802,171	2,227,677

Restricted cash	-	177,345
Fixed assets, net	1,461,945	1,494,540
Other assets	146,530	147,958
Goodwill	1,396,734	1,396,734
Other intangible assets, net	5,873,122	6,149,530
Total assets	$10,680,502	$11,593,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,790,449	$1,795,085
Accrued expenses & other current liabilities	1,042,509	818,606
Deferred revenue	678,597	732,355
Current portion of capital lease obligations	82,187	79,948
Total current liabilities	3,593,742	3,425,994

Revolving notes from related parties	1,290,000	300,000

Long-term capital lease obligations	261,350	294,821

Long-term deferred revenue	7,448	15,938

Deferred tax liability	193,921	200,000

Commitments and contingencies (see Note 9)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized,
13,654,364 shares issued and outstanding (13,654,364 in 2007)	273,087	273,087
Additional paid-in capital	31,576,055	31,298,571
Accumulated deficit	(26,515,101)	(24,214,627)
Total stockholders' equity	5,334,041	7,357,031
Total liabilities and stockholders' equity	$10,680,502	$11,593,784

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For The Three Months Ended March 31,
(unaudited)

	2008	2007
Revenue
Security printing and products	$932,221	$991,648
Royalties	328,541	298,796
Digital solutions	8,220	162,802
Legal products	173,133	175,682
Total Revenue	1,442,115	1,628,928

Costs of revenue
Security printing and products	595,633	507,964
Digital solutions	3,507	33,507
Legal products	97,096	103,174
Total costs of revenue	696,236	644,645
Gross profit	745,879	984,283

Operating expenses:
Selling, general and administrative	2,076,116	1,797,146
Research and development	114,779	94,408
Impairment of patent defense costs	291,581	-
Amortization of intangibles	526,741	345,639
Operating expenses	3,009,217	2,237,193

Operating loss	(2,263,338)	(1,252,910)

Other income (expense):
Interest income	80	40,808
Loss on foreign currency transactions	(11,629)	(3,346)
Interest expense	(20,849)	(1,153)

Loss from continuing operations before income taxes	(2,295,736)	(1,216,601)
Income tax expense	4,738	4,738
Loss from continuing operations	(2,300,474)	(1,221,339)

Income from discontinued operations (Note 7)	-	11,396
Net loss	$(2,300,474)	$(1,209,943)

Net loss per share -basic and diluted:
Continuing operations	$(0.17)	$(0.09)
Discontinued operations	(0.00)	(0.00)
Net Loss	$(0.17)	$(0.09)
Weighted average common shares outstanding, basic and diluted	13,654,364	13,584,795

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,300,474)	$(1,209,943)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	605,698	391,398
Stock based compensation	406,848	335,948
Impairment of patent defense costs	291,581	-
(Increase) decrease in assets:
Accounts receivable	(78,731)	(399,940)
Inventory	5,679	(77,163)
Prepaid expenses and other assets	(51,613)	(6,065)
Increase (decrease) in liabilities:
Accounts payable	(9,708)	99,043
Accrued expenses and other liabilities	228,641	142,961
Deferred revenue	(62,248)	(41,861)
Net cash used by operating activities	(964,327)	(765,622)

Cash flows from investing activities:
Purchase of fixed assets	(46,362)	(27,162)
Purchase of other intangible assets	(536,842)	(380,306)
Net cash used by investing activities	(583,204)	(407,468)

Cash flows from financing activities:
Borrowing on revolving note- related parties	990,000	-
Repayments of capital lease obligations	(31,232)	(9,721)
Payment of stock issuance costs	-	(519,619)
Issuance of common stock	-	339,600
Net cash provided (used) by financing activities	958,768	(189,740)

Net decrease in cash and cash equivalents	(588,763)	(1,362,830)
Cash and cash equivalents beginning of period	742,468	5,802,615
Cash and cash equivalents end of period	$153,705	$4,439,785

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2007.

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

Other Intangible Assets – Other intangible assets consists of costs associated with the application, acquisition and defense of our patents, contractual rights to patents and trade secrets associated with our technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business. External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and a successful outcome. Legal costs which relate to an unsuccessful outcome are expensed. The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful. The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual success of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs. Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis. The Company amortizes its other intangible assets over their estimated useful lives. Patents are amortized over the remaining legal life, up to 20 years. Intangible asset amortization expense is classified as an operating expense.

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful. As a result of the adverse court decision, the Company recognized an impairment loss of approximately $292,000 associated with the U.K appeal as of March 31, 2008.The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees. The Company may owe additional counter party legal fees associated with the decision, which the Company will expense as soon as the amount, if any, is estimatable.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157, as amended, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB determined that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company’s still in the process of evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company has not adopted the fair value option method permitted by SFAS No. 159.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-on Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Among other things, SFAS No. 160 requires noncontrolling interest to be included as a component of shareholders’ equity. The Company does not currently have any noncontrolling interests.

On December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment”. SAB No. 110 addresses the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance SFAS No. 123(R), “Share-Based Payment”. SAB No. 110 allows the use of the “simplified” method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 is effective January 1, 2008 and the Company plans to continue to use the simplified method to estimate the expected term of its plain vanilla employee options.

On December 12, 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (“EITF”) opinion related to EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The Task Force reached a consensus that a collaborative arrangement is a contractual arrangement that involves two or more parties, all of which are both (a) involved as active participants in a joint operating activity that is not conducted primarily through a separate legal entity and (b) exposed to significant risks and rewards that depend on the commercial success of the joint operating activity. This Issue also addresses (i) the income statement classification by participants in a collaborative arrangement for transactions with third parties and transactions between the participants and (ii) financial statement disclosures. The consensus on EITF Issue 07-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Entities should apply the consensus retrospectively to all periods presented for only those collaborative arrangements existing as of the effective date, unless it is impractical to do so. The Company will adopt this new accounting pronouncement effective January 1, 2009, and does not anticipate any material impact on its financial condition or results of operations.

2. Restricted Cash

In July 2007, the Company established a restricted cash balance of 87,500 pounds, or approximately $177,000, as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, the 87,500 pounds. Accordingly, the Company classified the restricted cash as current as of March 31, 2008. (See Note 9 Commitments and Contingencies)

3. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)

Finished Goods	$170,578	$161,978
Raw Materials	83,185	97,464
	$253,763	$259,442

4. Other Intangible Assets

Other intangible assets are comprised of the following:

		March 31, 2008			December 31, 2007
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$76,500	$13,500	$90,000	$72,000	$18,000
Other intangibles	5 years	1,187,595	392,814	794,781	1,187,595	335,304	852,291
Patent and contractual rights	Varied (1)	8,450,756	3,385,915	5,064,841	8,205,340	2,926,101	5,279,239

		$9,728,351	$3,855,229	$5,873,122	$9,482,935	$3,333,405	$6,149,530

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of March 31, 2008 the weighted average remaining useful life of these assets in service was 3.6 years.

5. Revolving Notes From Related Parties

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010. The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary. Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement. In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors. Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010. Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3. Interest is payable quarterly in arrears and the principal is payable in full at the End of the Term under the White Credit Agreement. Mr. White can accept common stock as payment of the loan upon a default. Under the terms of the agreement the Company is required to comply with various covenants. During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility agreement were being finalized.

As of March 31, 2008, the Company had outstanding $450,000 under the White Credit Agreement and $840,000 under the Fagenson Credit Agreement. Interest expense of approximately $10,000 was accrued under the Agreements as of March 31, 2008.

6. Shareholders’ Equity

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

Stock Issued in Private Placement - On January 22, 2007, the Company sold 6 units at a price of $50,000 per unit for gross proceeds of $300,000 consisting of 35,280 unregistered shares of the Company’s common stock and five-year warrants to purchase up to an aggregate of 17,640 shares of the Company’s common stock at an exercise price of $11.75 per share. The fair market value of these warrants was determined using the Black Scholes option pricing model at $107,000.

Restricted Stock - As of March 31, 2008, there are 68,333 restricted shares granted to employees that vest through June 2009. In addition, there are 445,000 restricted shares that will vest only upon the occurrence of certain events over the next 4 years, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank. These 445,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $5,563,000 over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period. As of March 31, 2008, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

Stock Options - During the three months ended March 31, 2008, the Company issued options to purchase 37,000 of its common shares at an exercise price of $6.31 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one of year of service on the Company’s Board of Directors. The fair value of these options amounted to $90,903 determined by utilizing the Black Scholes option pricing model. The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.

Stock Warrants -There was no stock warrant activity during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company received approximately $39,600 in proceeds from the exercise of 9,000 warrants.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2008, the Company recognized approximately $407,000 ($336,000- 2007) in stock-based compensation which has been classified as selling, general and administrative expense.

As of March 31, 2008, there was approximately $1.7 million of total unrecognized compensation costs related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years. The total fair value of options, warrants and restricted shares that vested during the three months ended March 31, 2008 was $217,000 ($85,000 - 2007).

7. Discontinued Operations

On September 25, 2007, the Company sold certain assets and the operations of its retail copying and quickprinting operations to an unrelated third party for $80,000 and the assumption of ongoing operating leases. The sale included fixed assets with a net book value of approximately $37,000. The Company recognized a gain on the sale of approximately $43,000. In accordance with SFAS 144, the disposal of assets constitutes a component of the entity and has been accounted for as discontinued operations. The operating results relating to these assets are segregated and reported as discontinued operations in the accompanying 2007 consolidated statement of operations. The results of operations directly attributed to the division’s operations that have been reclassified from continuing operations are as follows:

Three Months Ended
March 31, 2007
Revenues	$120,704
Cost of sales	47,576
Operating expenses	61,732
Income from discontinued operations	$11,396

8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  If the Company had generated earnings during the three months ended March 31, 2008, 547,211 (566,711- 2007) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

9. Commitments and Contingencies

Legal Matters

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB. The ECB have claimed attorneys and court fees in the amount of Euro 93,752 ($140,000), which, will be subject to an assessment procedure that will not likely be concluded earlier than the middle of 2008, which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal. The English Courts’ decision does not affect the validity of the Patent in other European countries. As a result of the English Court’s ruling, the Company was also required to pay a portion of the ECB’s legal costs associated with the English case. On March 30, 2007, the English Court awarded the ECB 30% of their costs of the initial trial, of which the Company paid 90,000 British pounds ($182,000) on April 19, 2007. In July 2007, the Company posted a bond of 87,500 British pounds ($177,000), as collateral for the appeal costs. The Company was ordered on March 19, 2008 to pay £87,500 ($177,000), towards ECB’s costs of the English appeal, corresponding to the bond posted which has been accrued as of March 31, 2008. We expect that an additional approximately 90,000 pounds ($182,000) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses at March 31, 2008. The Company may also owe additional legal fees associated with the appeal decision, which, unless otherwise agreed by the parties, will be subject to an assessment procedure that will not likely be concluded earlier than the third quarter of 2008,which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. . As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($67,000) which the Company will record when the amount, if any, is received. The ECB has filed an appeal against that decision, which is not expected to be decided before the end of 2009. On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court. The Company is not required to pay attorneys fees of the ECB as a result of the French decision. The Company intends to file an appeal against that decision. On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands. The ECB filed an appeal against the decision on March 27, 2008.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) which use the Euro as its national currency. Additional trials on the validity of the Patent are expected in other European jurisdictions in 2008 and 2009.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggert is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to us. Among other things, we contend that certain of the purported agreements are not binding and/or enforceable. To the extent any of them are binding and enforceable, we claim that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against us, claiming Adler owns or co-owns or has a license to use certain technologies of ours. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggert’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contending that our purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. We have denied the material allegations of all of the counterclaims. If Adler is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

Commitments

Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, including the lawsuit against the European Central Bank described in Part II Item 1 - Legal Proceedings, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of March 31, 2008, there have been no settlement amounts related to these agreements.

In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s patent infringement litigation in the Court of First Instance with the European Central Bank which capped its fees for all matters associated with that infringement litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

10. Supplemental Cash Flow Information

During the three months ended March 31, 2007, the Company issued 23,593 shares of Common Stock valued at approximately $268,000 in conjunction with the payment of legal expenses which were capitalized as other intangible assets.

11. Segment Information

The Company's businesses are organized, managed and internally reported as three operating segments. Two of these operating segments, Document Security Systems and Plastic Printing Professionals, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets. For the purposes of providing segment information, these two operating segments have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131- “Disclosures about Segments of an Enterprise and Related Information”. A summary of the Company’s two segments is as follows:

Document Security and Production
License, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and Plastic Printing Professionals divisions. In September 2007, the Company sold substantially all of the assets of its retail printing and copying division, a former component of the Document Security and Production segment, to an unrelated third party as this operation was not critical to the Company’s core operations. The results of the retail and copying division are reported as discontinued operations and are not a component of these segment results (See Note 7).

Legal Supplies	Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States via the website Legalstore.com.

Approximate information concerning the operations by reportable segment for the three months ended March 31, 2008 and 2007 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Document
	Legal	Security &
	Supplies	Production	Corporate	Total

3 months ended March 31, 2008:
Revenues from external customers	$173,000	$1,269,000	$-	$1,442,000
Depreciation and amortization	4,000	601,000	1,000	606,000
Operating (loss) profit from continuing operations	8,000	(1,709,000)	(599,000)	(2,300,000)

3 months ended March 31, 2007:
Revenues from external customers	$176,000	$1,453,000	$-	$1,629,000
Depreciation and amortization	3,000	376,000	12,000	391,000
Operating (loss) from continuing operations	(1,000)	(474,000)	(746,000)	(1,221,000)

12.	Subsequent Event

On May 7, 2008 the Company entered into a $500,000 unsecured credit facility with Taiko III Corp to fund the Company’s ongoing patent infringement and related lawsuits against the European Central Bank . Interest shall accrue on the unpaid principal amount at a 6% annual rate. The outstanding principal amount may be prepaid by the Company, in whole but not in part and including the full interest through the maturity of the loan, at its option so long as the Company provides Taiko III with prior written notice of such prepayment. The term of the credit facility is 364 days. Under the terms of the agreement the Company is required to comply with various covenants. In addition, the loan can be repaid by the Company, at the discretion of Taiko III if the Company had defaulted under the credit facility, by using the Company’s common stock issued at a discount to the market value at the time of the repayment of 33% to market at the time of payment at no less than $2.00 per share and no more than $5.00 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those contained in our Form 10-K for the year ended December 31, 2007 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. We develop sophisticated security technologies that are applied during the normal printing process and by virtually all printing methods including traditional offset, gravure, flexo, digital or via the Internet on paper, plastic, or packaging. We believe we are a leader of customized document protection solutions for companies and governments worldwide. We hold eight patents that protect our technology and have over a dozen patents in process or pending. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied by a broad variety of industries,, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate record and, securities. We believe we are a world leader in the research and development of optical deterrent technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions to satisfy their specific anti-counterfeiting requirements. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we have developed an a digital product to implement our technologies in Internet-based environments utilizing standard desktop printers. We believe that our On digital technology greatly expands the reach and potential market for our technologies and solutions.

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

Products and Services

Document Security Solutions and Production: Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based solutions. We market to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials like documents, vital records, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.

Additionally, our custom security solutions include our digital technology that provides custom hosted or server-based digital solutions for our customers. Depending on our customer’s specific requirements, we host a secure server that accepts user inputs and delivers custom, variable secure documents for output at the user location, or offer a bundled server solution that allows for the production of custom, variable secure documents within the user’s network environment.

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

Technology Licensing: We license our anti-counterfeiting technology and trade secrets through licensing arrangements with security printers. We seek licensees that have a broad customer base that can benefit from our technologies or have unique and strategic capabilities that expand the capabilities that we can offer our potential customers. Revenue from licensing can take several forms. Licenses can be for a single technology or for a package of technologies.   Licensee's can choose from a variety of payment models, such as:

•	Pay one price per year - Licensees estimate their annual usage and pay us a single payment which is reviewed each year based on actual usage.
•
Pay a percentage of sales of the technology - Licensees only pay as they sell product containing our technology. For example, if they sell $1 million of products containing in our technology, the licensee would pay us a percentage, 2.5% to 10%, of the sales price of their products.

•
Pay on a per piece method - Licensees pay royalties based on a price per piece.   A pre-determined price schedule is implemented based on job volumes and a per-piece price is utilized. Typically, the higher the volume, the lower the price per piece.

•	Joint venture licensing- profit sharing arrangement with clients where DSS shares the net profit of all products sold containing our technologies.

Legal Products: We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields. While not a component of our core business strategy, we continuously seek to maximize the revenue and profitability of this operation.

Results of Operations for the Three Months Ended March 31, 2008

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. On September 25, 2007, the Company sold its copying and quick-printing business to a private investor. In accordance with FASB 144, the Company accounts for the revenue and expenses of this operation, which was a component of its security printing segment, as a discontinued operation. All amounts have been adjusted to reflect the Company’s results after the effect of the discontinued operations.

The following discussion also includes a non-GAAP financial measure which has been reconciled to the most comparable GAAP financial measure of net loss. Our management believes that this performance measure is a relevant indicator of the Company’s financial performance.

Revenue

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% change vs. 2007
Revenue
Security printing & products	$932,000	$992,000	-6%
Royalties	329,000	299,000	10%
Digital solutions	8,000	163,000	-95%
Legal products	173,000	176,000	-2%
Total Revenue	1,442,000	1,630,000	-12%

Document Security and Production

For the three months ended March 31, 2008, revenue decreased 12% from the same period in 2007. The decrease in revenue is primarily due to the absence of a large digital solutions sale during 2008 as compared to the first quarter of 2007. In addition, the Company experienced a decrease in security printing & products revenue as the result of the timing of large orders as well as disruptions in production caused by the relocation of the Company’s plastic printing operations to a new facility that was finalized in February of 2008.

Cost of Sales and Gross Profit

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% change vs. 2007

Costs of revenue
Security printing & products	$596,000	$508,000	17%
Digital solutions	4,000	34,000	-88%
Legal products	97,000	103,000	-6%
Total cost of revenue	697,000	645,000	8%

Gross profit
Security printing & products	336,000	484,000	-31%
Royalties	329,000	299,000	10%
Digital solutions	4,000	129,000	-97%
Legal products	76,000	73,000	4%
Total gross profit	745,000	985,000	-24%

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% change vs. 2007
Gross profit percentage:	52%	60%	-13%

Gross Profit

Gross profit deceased 24% in the first quarter of 2008 as compared to 2007, primarily as a result of the decrease in digital solution sales. In addition, the Company experienced a gross profit decrease from the sales of its security printing and products primarily due to the impact of higher depreciation and rental costs associated with the Company’s upgrade to certain of its production equipment and the move to a larger facility of its plastic printing operations. These costs were not offset by an increase in revenues, which were negatively affected by production downtimes caused by the relocation project which was finalized in February of 2008.

Operating Expenses

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% change vs. 2007

Selling, general and administrative
General and administrative compensation	$575,000	$410,000	40%
Stock based payments	407,000	336,000	21%
Professional Fees	367,000	320,000	15%
Sales and marketing	389,000	519,000	-25%
Depreciation and amortization	42,000	20,000	110%
Other	295,000	192,000	54%
Research and development	115,000	94,000	22%
Impairment of patent defense costs	292,000	-
Amortization of intangibles	527,000	346,000	52%
Total Operating Expenses	3,009,000	2,237,000	35%

Selling, General and Administrative

General and administrative compensation costs were 40% greater in the first quarter of 2008 as compared to the first quarter of 2007 which reflects the addition of internal legal counsel whom had formerly worked for the Company in a retainer relationship. In addition, the increase reflects an increase in the estimated accrued paid time off benefits made during the first quarter of 2008 and an increase in compensation of the Company’s board of directors.

Professional fees

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% change vs. 2007

Professional Fees Detail
Accounting and auditing	$142,000	$113,000	26%
Consulting	149,000	91,000	64%
Legal Fees	33,000	55,000	-40%
Stock Transfer, SEC and Investor Relations	43,000	61,000	-30%
	$367,000	$320,000	15%

The increase in professional fees reflect an increase in accounting and auditing fees incurred during the first quarter of 2008 in which the majority of the Company’s year-end audit work was performed. In addition, the increase reflects audit fees associated with the Company’s first year Sarbanes Oxley compliance efforts. Consulting fees reflect the impact of a third-party consulting firms hired during the latter half of 2007 and early 2008. During March 2008, the Company initiated a cost-cutting program that is expected to significantly reduce the amount spent on outside consultants.

Sales and marketing expenses, including sales and marketing personnel costs, decreased in the first quarter of 2008 as the Company reduced the usage of a public relations firm and significantly reduced the amount spent on travel and entertainment. These costs savings were offset by increases to the Company’s direct sales staff during the latter half of 2007 and early 2008. The Company has initiated several cost saving measures in 2008 related to its sales and marketing costs and expects to realize additional sales and marketing cost-savings during the remainder of 2008.

Other expenses are primarily rent and utilities, office supplies, IT support, bad debt expense and insurance costs. Increases in the first quarter of 2008 as compared to the first quarter of 2007 reflect costs increases associated with a larger organization and increases in administrative rent associated with the move of the Company’s plastic printing division.

Impairment of Patent Defense Costs

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful. As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with the U.K appeal as of March 31, 2008. The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees. The Company may be obligated to pay additional counter party legal fees associated with the decision, which the Company will expense as soon as the amount, if any, is estimatable.

Research and Development

We invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consist primarily of compensation costs, and costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally. During the first quarter of 2008, the Company incurred an increase in research and development costs due to an increase in third-party printer costs related to certain research projects. We expect that our research and development costs will continue at current levels for the foreseeable future.

Amortization of Intangibles

Amortization of intangibles expense increased 52% in the first quarter of 2008 as compared to the first quarter of 2007 which was primarily the result of an increase of $1.3 million in the Company’s patent defense costs. We amortize the costs associated with patent rights that we acquired in 2005 and legal costs associated with the registration and defense of our patents, including the costs associated with our lawsuit against the ECB for patent infringement and the related ECB countersuits for patent validity. A significant portion of these assets were acquired by the issuance of equity-based instruments. Our net amortizable patent asset base at March 31, 2008 was approximately $5.0 million and will generate approximately $1.9 million in annual amortization expense during the next 3 years. In addition, the Company has approximately $808,000 of net other intangible assets as of March 31, 2008 that consist of a royalty right, a non-exclusive marketing right, as well as acquired intangibles including customer lists and a trade name. These assets will generate approximately $250,000 of annual amortization expense during the next 4 years. In addition, the Company has approximately $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined. The Company reviews these assets for impairment annually or if a triggering event occurs. If an impairment, such as unfavorable ruling in the Company’s patent infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

Net Loss and Loss Per Share

	Three Months Ended March 31,
	2008	2007	% change vs. 2007

Net loss	(2,300,000)	(1,210,000)	90%

Net loss per share, basic and diluted	(0.17)	(0.09)	87%

Weighted average common shares outstanding, basic and diluted	13,654,364	13,584,795	1%

During the first quarter of 2008, the Company experienced a net loss of $2.3 million, a 90% increase from the net loss of the first quarter of 2007. The Company’s losses primarily reflect the increase in the Company’s expense base without offsetting increases in revenue and gross profits. At the Company’s current stage of development, revenue growth and resulting net profits or losses can be significantly impacted by large individual sales orders. During the first quarter of 2008, the Company did not have any large individual sales to offset its growth in its expenses. During March of 2008, the Company began a cost-cutting program to reduce its expense base to a level more in line with its current revenue levels. In addition, the Company’s results are significantly negatively impacted by its patent defense efforts, which the Company believes will result in a successful result for the Company, and stock-based compensation.

Non-GAAP Financial Performance Measure

The Company uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income (loss) interest, income taxes, depreciation, amortization, and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes Adjusted EBITDA is useful to help investors analyze the operating trends of the business before and after the adoption of SFAS 123(R) and to assess the relative underlying performance of businesses with different capital and tax structures. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing its financial results with other companies in the industry, many of which also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate the Company's operations and its ability to generate cash flows from operations and can compare its results on a more consistent basis to the results of other companies in the industry. Management also uses Adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, and evaluate performance of its business units and management.

The Company considers Adjusted EBITDA to be an important indicator of the Company's operational strength and performance of its business and a useful measure of the Company's historical and prospective operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense and income taxes, all of which impact the Company's profitability and operating cash flows, as well as depreciation, amortization and stock-based compensation. Document Security Systems believes that these limitations are compensated by clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by the Company may not be comparable with similarly named measures provided by other entities.

	Three Months Ended March 31,
	2008	2007	% change vs. 2007

Net Loss	$(2,300,000)	$(1,210,000)	90%
Add back:
Depreciation	79,000	45,000	76%
Amortization of Intangibles	527,000	346,000	52%
Stock based payments	407,000	336,000	21%
Interest Income	-	(41,000)	-100%
Interest Expense	21,000	1,000	2000%
Income Taxes	5,000	5,000

Adjusted EBITDA	(1,261,000)	(518,000)	143%

LIQUIDITY AND CAPITAL RESOURCES

  The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	March 31, 2008	March 31, 2007	% change vs. 2007

Cash flows from:

Operating activities	$(964,000)	$(766,000)	-26%
Investing activities	(583,000)	(407,000)	-43%
Financing activities	959,000	(190,000)	605%

Working capital	(1,792,000)	3,008,000	-160%
Current ratio	0.50	2.00	-25%

Cash and cash equivalents	$154,000	$4,440,000	-97%

Funds Available from Open Credit Facilities	$2,310,000	$-

As of March 31, 2008, our cash and cash equivalents were $154,000, down from $742,000 at December 31, 2007. The decrease was primarily due to the use of cash for operations and the use of cash to defend the Company’s patent rights offset by the receipt of $990,000 from the Company’s revolving note facility with related parties. The Company expects to continue to use cash for its operations and for the defense of its patents through the remainder of 2008. In March 2008, the Company initiated a cost reduction program in order to bring its cash expenditures to a level closer to its current revenue base. The Company expects to reach operating cash flow breakeven at approximately $9.0 million in annual revenue.

As of March 31, 2008, we have an aggregate of $2,310,000 remaining available under two revolving notes that the Company secured with related parties that terminate on January 4, 2010. In addition, on May 7, 2008 the Company entered into a $500,000 unsecured credit facility to fund the ongoing patent infringement and related lawsuits against the ECB. On May 9, 2008, the Company borrowed $300,000 under this agreement.

The Company expects that these available funds are sufficient to meet is cash needs for the next twelve months.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures as set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 have not changed materially.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described in Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB. The ECB have claimed attorneys and court fees in the amount of Euro 93,752 ($140,000), which, will be subject to an assessment procedure that will not likely be concluded earlier than the middle of 2008, which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent. Claims to invalidity in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria were subsequently served on the Company. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal. The English Courts’ decision does not affect the validity of the Patent in other European countries. As a result of the English Court’s ruling, the Company was also required to pay a portion of the ECB’s legal costs associated with the English case. On March 30, 2007, the English Court awarded the ECB 30% of their costs of the initial trial, of which the Company paid 90,000 British pounds ($182,000) on April 19, 2007. In July 2007, the Company posted a bond of 87,500 British pounds ($177,000), as collateral for the appeal costs. The Company was ordered on March 19, 2008 to pay £87,500 ($177,000), towards ECB’s costs of the English appeal, corresponding to the bond posted which has been accrued as of March 31, 2008. We expect that an additional approximately 90,000 pounds ($182,000) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses at March 31, 2008. The Company may also owe additional legal fees associated with the appeal decision, which, unless otherwise agreed by the parties, will be subject to an assessment procedure that will not likely be concluded earlier than the third quarter of 2008,which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. . As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($67,000) which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before the end of 2009. On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court. The Company is not required to pay attorneys fees of the ECB as a result of the French decision. The Company intends to file an appeal against that decision. On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands. The ECB filed an appeal against the decision on March 27, 2008.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) which use the Euro as its national currency. Additional trials on the validity of the Patent are expected in other European jurisdictions in 2008 and 2009.

On January 31, 2003, we commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which we have an interest. We commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggert is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which we acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada our “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to us. Among other things, we contend that certain of the purported agreements are not binding and/or enforceable. To the extent any of them are binding and enforceable, we claim that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against us, claiming Adler owns or co-owns or has a license to use certain technologies of ours. In May 2005, we filed our first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, we filed our second amended and supplemental complaint adding Judith Wu (McTaggert’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against us contending that our purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. We have denied the material allegations of all of the counterclaims. If Adler is successful, it may materially affect us, our financial condition, and our ability to market and sell certain of our technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

ITEM 1A - RISK FACTORS

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our Common Stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-Q, including our financial statements and related notes and information contained in our Form 10-K for the year ended December 31, 2007.

We have a limited operating history with our business model, which limits the information available to you to evaluate our business.
Since our inception in 1984, we have accumulated deficits from historical operations of approximately $26,515,000 at March 31, 2008. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have secured credit facilities that have large principal payments due and if we are unable to repay them with cash we may be forced to repay, in whole on in part, with each credit facility’s applicable collateral, which would have a material adverse effect on our financial position.

On January 4, 2008, we entered into two credit facilities with and aggregate borrowing capacity of $3.6 million that is repayable in full on January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary, and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable. On May 7, 2008, we entered into a $500,000 unsecured credit facility with Taiko III Corp. to fund our ongoing patent infringement and related lawsuits against the European Central Bank (“ECB”) that is repayable in full on May 7, 2009. In addition, the loan with Taiko III can be repaid by the Company, at the discretion of Taiko III if the Company defaults under the credit facility, by using the Company’s common stock issued at a discount to the market value at the time of the repayment of 33% to market at the time of payment at no less than $2.00 per share and no more than $5.00 per share. If we cannot generate sufficient cash from operations or raise cash from other sources, including without limitation, fund-raising through sales of equity, and if we cannot refinance the credit facilities, we may have to repay, in whole or in part, one or both of the credit facilities with each credit facility’s applicable collateral, which would have a material adverse effect on our financial position.

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operation.

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

We are subject to litigation and alleged litigation, including our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid. For more information regarding this litigation, see Part II Item 1- Legal Proceedings. If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated.

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

Although we have received or applied for U.S., European and International Patents with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us and our financial condition. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search will not disclose applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

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

We cannot assure you that a sufficient number of companies will purchase our products or services or other document security products. In addition, we cannot predict the rate of market’s acceptance of our document security solutions. Failure to maintain a significant customer base may have a material adverse effect on our business.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer; Peter Ettinger, our President; and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. Our employment agreement with David Wicker expires in June 2008. Our employment agreement with Peter Ettinger expires in June 2009. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

As of March 31, 2008, there are approximately 185 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of March 31, 2008, there were outstanding stock options and warrants to purchase an aggregate of 1,324,343 shares of our Common Stock at exercise prices ranging from $2.00 to $12.65 per share, most of which are currently exercisable. To the extent that these securities are exercised, dilution to our stockholders will occur. In addition, as of March 31, 2008, there were 513,333 restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities vest, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on May 1, 2008:

1.  Election of seven Directors to serve for a term of one year until the 2009 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

2.  Approval of an amendment to the 2004 Employee Stock Option Plan to, among other things, increase the shares available for award under 2004 Employee Stock Option Plan by 500,000.

3.  Approval of an amendment to the 2004 Non-Executive Director Stock Option Plan that will, among other things, increase the number of authorized shares by 100,000 and increase the number of stock options awarded to non-employee directors in the annual grant of stock options

4.  Ratification of the appointment of Freed Maxick & Battaglia, CPAs, PC, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The nominees for director were elected based on the following vote:

Nominee	Votes For	Votes Withheld
Patrick White	11,747,530	364,302
Peter Ettinger	9,553,237	2,558,595
David Wicker	11,785,495	326,337
Timothy Ashman	11,901,854	209,978
Alan E. Harrison	11,820,861	290,971
Robert B. Fagenson	11,901,134	210,698
Ira A. Greenstein	11,900,261	211,571

The amendment to the Company’s 2004 Employee Stock Option Plan was adopted based on the following vote:
6,701,332 Votes for approval
509,591 Votes against
186,102 Abstentions
4,714,807 Broker non-votes

The amendment to the Company’s 2004 Employee Stock Option Plan was adopted based on the following vote:
6,517,632 Votes for approval
409,833 Votes against
469,560 Abstentions
4,714,807 Broker non-votes

The proposal to ratify the appointment of Freed Maxick & Battaglia, CPAs, PC, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was adopted and received the following votes:
11,617,389 Votes for approval
368,260 Votes against
126,181 Abstentions
0 Broker non-votes

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

DOCUMENT SECURITY SYSTEMS, INC.

May 12, 2008	By:	/s/ Patrick White
Patrick White Chief Executive Officer

May 12, 2008	By:	/s/ Philip Jones
Philip Jones Acting Chief Financial Officer (Vice President of Finance)