Form 10-Q
period 2008-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2008-08-11
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Applicable only to corporate issuers

As of August 7, 2008 (the most recent practicable date), there were 14,225,198 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

PART I

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$960,898	$742,468
Restricted cash	173,784	-
Accounts receivable, net of allowance of $82,000	966,742	617,320
Inventory	243,945	259,442
Loans to employees	117,022	120,732
Prepaid expenses and other current assets	250,794	487,715
Total current assets	2,713,185	2,227,677

Restricted cash	-	177,345
Fixed assets, net	1,391,273	1,494,540
Other assets	272,255	147,958
Goodwill	1,396,734	1,396,734
Other intangible assets, net	5,548,007	6,149,530
Total assets	$11,321,454	$11,593,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,821,875	$1,795,085
Accrued expenses & other current liabilities	1,190,390	818,606
Short term credit facilities	500,000	-
Deferred revenue & customer deposits	195,911	732,355
Current portion of capital lease obligations	84,315	79,948
Total current liabilities	3,792,491	3,425,994

Revolving notes from related parties	1,858,000	300,000
Long-term capital lease obligations	234,387	294,821
Long-term deferred revenue	7,448	15,938
Deferred tax liability	198,659	200,000
Commitments and contingencies (see Note 10)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 14,225,198 shares issued and outstanding (13,654,364 in 2007), (325,000 subscribed in 2008)	284,504	273,087
Additional paid-in capital	33,979,169	31,298,571
Subscriptions receivable	(1,300,000)	-
Accumulated deficit	(27,733,204)	(24,214,627)
Total stockholders' equity	5,230,469	7,357,031
Total liabilities and stockholders' equity	$11,321,454	$11,593,784

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Security printing and products	$1,155,032	$826,734	$2,087,253	$1,818,382
Royalties	891,934	294,157	1,220,475	592,953
Digital solutions	8,220	11,969	16,440	174,771
Legal products	159,299	161,663	332,432	337,345
Total Revenue	2,214,485	1,294,523	3,656,600	2,923,451
Costs of revenue
Security printing and products	796,069	547,575	1,391,702	1,055,538
Digital solutions	3,507	3,507	7,014	37,014
Legal products	74,320	90,593	171,416	193,767
Total costs of revenue	873,896	641,675	1,570,132	1,286,319
Gross profit	1,340,589	652,848	2,086,468	1,637,132

Operating expenses:

Selling, general and administrative	1,962,230	1,811,586	4,038,346	3,608,732
Research and development	134,451	108,889	249,230	203,297
Impairment of patent defense costs	-	-	291,581	-
Amortization of intangibles	537,429	433,090	1,064,170	778,729
Operating expenses	2,634,110	2,353,565	5,643,327	4,590,758

Operating loss	(1,293,521)	(1,700,717)	(3,556,859)	(2,953,626)

Other income (expense):
Interest income	5	34,179	85	74,987
Loss on foreign currency transactions	(12,557)	(945)	(24,186)	(4,291)
Interest expense	(33,041)	(1,296)	(53,890)	(2,449)
Other Income	125,795	-	125,795	-
Loss from continuing operations before income taxes	(1,213,319)	(1,668,779)	(3,509,055)	(2,885,379)
Income tax expense	4,784	4,738	9,522	9,476
Loss from continuing operations	(1,218,103)	(1,673,517)	(3,518,577)	(2,894,855)

Income from discontinued operations (Note 8)	-	(26,821)	-	(15,426)
Net loss	$(1,218,103)	$(1,700,338)	$(3,518,577)	$(2,910,281)

Net loss per share -basic and diluted:
Continuing operations	$(0.09)	$(0.12)	$(0.26)	$(0.21)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Net Loss	(0.09)	(0.12)	(0.26)	(0.21)
Weighted average common shares outstanding, basic and diluted	13,690,545	13,625,408	13,672,555	13,605,327

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(3,518,577)	$(2,910,281)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,222,084	870,247
Stock based compensation	1,056,018	633,040
Impairment of patent defense costs	291,581	-
Decrease in restricted cash	3,561	-
(Increase) decrease in assets:
Accounts receivable	(349,422)	(75,175)
Inventory	15,497	(61,743)
Prepaid expenses and other assets	(164,027)	(238,656)
Increase (decrease) in liabilities:
Accounts payable	164,342	360,023
Accrued expenses and other liabilities	186,802	(49,754)
Deferred revenue	(544,934)	(164,299)
Net cash used by operating activities	(1,637,075)	(1,636,598)

Cash flows from investing activities:
Purchase of fixed assets	(189,802)	(70,705)
Purchase of other intangible assets	(756,626)	(661,709)
Net cash used by investing activities	(946,428)	(732,414)

Cash flows from financing activities:
Borrowing on revolving note- related parties	1,558,000	-
Borrowing on short-term credit facility	500,000	-
Repayments of capital lease obligations	(56,067)	(18,115)
Payment of stock issuance costs	-	(519,619)
Issuance of common stock	800,000	355,225
Net cash provided (used) by financing activities	2,801,933	(182,509)

Net increase (decrease) in cash and cash equivalents	218,430	(2,551,521)
Cash and cash equivalents beginning of period	742,468	5,802,615
Cash and cash equivalents end of period	$960,898	$3,251,094

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Other Intangible Assets - Other intangible assets consists of costs associated with the application, acquisition and defense of our patents, contractual rights to patents and trade secrets associated with our technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. Our patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of our document security business. External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome. Legal costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful. The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful. The Company’s capitalized patent defense costs are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs. Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis. The Company amortizes its other intangible assets over their estimated useful lives. Patents are amortized over the remaining legal life, up to 20 years. Intangible asset amortization expense is classified as an operating expense.

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful. As result of the adverse court decision, the Company recognized an impairment loss of approximately $292,000 associated with the U.K appeal as of March 31, 2008. The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees. The Company may owe additional counter party legal fees associated with the decision, which the Company will expense as soon as the amount, if any, is estimatable.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on the consolidated financial statements

In June 2008, the FASB issued FSP EITF 03-6-1 to address whether instruments granted in share-based payment transactions are participating securities prior to their vesting and therefore need to be included in the earnings per share calculation under the two-class method described in SFAS No. 128, “Earnings per Share.” This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities and thus, include them in calculation of basic earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate a material impact on its financial statements or its computation of basic earnings per share upon adoption.

During the quarter ended June 30 2008, the Company adopted FSP 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The Company has determined it to be remote, that it will be required to remit payments to the investors for failing to obtain an effective registration statement on or before the required time frame.

2.	Restricted Cash

In July 2007, the Company established a restricted cash balance of 87,500 pounds, or approximately $177,000, as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, the 87,500 pounds. On May 14, 2008, the Company was ordered to pay the 87,500 pounds to the European Central Bank as an interim payment of the appeal costs pending final assessment by the Court which is expected in the fourth quarter of 2008. The Company was not able to apply the funds in its restricted account to this payment. The Company will use the restricted funds to pay additional fees due upon final assessment of the costs by the Court, if any. Accordingly, the Company classified the restricted cash as current as of June 30, 2008. (See Note 10 Commitments and Contingencies)

3.	Inventory

Inventory consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Finished Goods	$132,359	$161,978
Raw Materials	111,586	97,464

	$243,945	$259,442

4.	Other Intangible Assets

Other intangible assets are comprised of the following:

		June 30, 2008			December 31, 2007
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$81,000	$9,000	$90,000	$72,000	$18,000
Other intangibles	5 years	1,187,595	450,598	736,997	1,187,595	335,304	852,291
Patent and contractual Rights	Varied (1)	8,663,070	3,861,060	4,802,010	8,205,340	2,926,101	5,279,239
		$9,940,665	$4,392,658	$5,548,007	$9,482,935	$3,333,405	$6,149,530

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of June 30, 2008 the weighted average remaining useful life of these assets in service was 3.3 years.

5.	Revolving Notes and Credit Facility

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010. The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary. Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement. In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors. Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010. Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3. Interest is payable quarterly in arrears and the principal is payable in full at the End of the Term under the White Credit Agreement. Mr. White can accept common stock as repayment of the loan upon a default. Under the terms of the agreement the Company is required to comply with various covenants. During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility were being finalized.

On May 7, 2008 the Company entered into a $500,000 unsecured credit facility with Taiko III Corp to fund the Company’s ongoing patent infringement and related lawsuits against the European Central Bank. Interest shall accrue on the unpaid principal amount at a 6% annual rate. The outstanding principal amount may be prepaid by the Company, in whole but not in part and including the full interest through the maturity of the loan, at its option so long as the Company provides Taiko III with prior written notice of such prepayment. The term of the line of credit is 364 days. In addition, the loan can be repaid by the Company, at the discretion of Taiko III if the Company had defaulted under the credit facility, by using the Company’s common stock at a discount to the market value at the time of the repayment at 33% to market at the time of payment at no less than $2.00 per share and no more than $5.00 per share. (See Note 10 for registration rights)

As of June 30, 2008, the Company had outstanding $450,000 under the White Credit Agreement, $1,408,000 under the Fagenson Credit Agreement, and $500,000 under the Taiko III Agreement. Interest expense of approximately $30,000 was accrued under the related party agreements during the six-month period ending June 30, 2008.

6.     Shareholders’ Equity

Stock Issued for Patent Defense Costs - On November 14, 2006, the Company entered into an stock payment agreement with McDermott Will & Emery LLP (“MWE”), its lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allows the Company to use its common stock to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB validity litigation, not to exceed $1.2 million in stock. During the six months ended June 30, 2007, 60,866 restricted common shares were issued to MWE to pay for approximately $746,000 of legal fees incurred through June 30, 2007.

Stock Issued in Private Placement - On June 25, 2008 the Company entered into two Share Purchase Agreements pursuant to which the Company agreed to sell a total of 500,000 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. Pursuant to the terms of the first Agreement, the Company sold 150,000 shares of Common Stock to the Purchaser for $600,000 payable on June 25, 2008. Pursuant to the terms of the second Agreement, the Company sold 350,000 shares of Common Stock for $1,400,000, with $100,000 payable on June 25, 2008 and the remaining $1,300,000 payable in six-month installments over a two-year period. Pursuant to the terms of the first Agreement, the Purchaser may not sell the 150,000 shares of Common Stock purchased thereunder earlier than June 25, 2009. Pursuant to the terms of the second Agreement, the Purchaser may not sell the 350,000 shares of Common Stock purchased thereunder until the earlier of (i) one year after the Purchase Price being paid in full to the Company, or (ii) the one-year anniversary of a Payment Failure Termination Event (as defined in the second Agreement).  (See Note 10 Commitments)

On January 22, 2007, the Company sold 6 units at a price of $50,000 per unit for gross proceeds of $300,000 consisting of 35,280 unregistered shares of the Company’s common stock and five-year warrants to purchase up to an aggregate of 17,640 shares of the Company’s common stock at an exercise price of $11.75 per share. The fair market value of these warrants was determined using the Black Scholes option pricing model at $107,000.

Restricted Stock - As of June 30, 2008, there are 78,925 restricted shares granted to employees and consultants that vest through June 2009. In addition, there are 195,000 restricted shares that will vest only upon the occurrence of certain events over the next 4 years, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank. These 195,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $2,438,000 over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period. As of June 30, 2008, vesting is not considered probable and no compensation expense has been recognized related to the performance grants. On May 10, 2008, the Company accelerated the vesting of 33,333 restricted shares and retired 250,000 of unvested restricted stock as the result of a separation agreement with the Company’s former President. The 33,333 shares of restricted stock, formerly set to vest pro-ratably through June 2009, were accelerated to vest pro-ratably on a monthly basis over a ten-month vesting period ending in March 2009. As a result of the acceleration of the 33,333 shares of restricted stock, the Company recognized approximately $194,000 of stock based compensation during the second quarter of 2008. (See Note 10 Commitments)

Stock Options - During the six months ended June 30, 2008, the Company issued options to purchase 37,000 of its common shares at an exercise price of $6.31 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one of year of service on the Company’s Board of Directors. The Company also issued options to purchase 50,000 of its common shares at an exercise price of $5.68 per share to employees pursuant to the 2004 Employee Stock Option Plan that will vest over three years. The aggregate fair value of these options amounted to approximately $220,000 determined by utilizing the Black Scholes option pricing model. The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.

Stock Warrants - During the six months ended June 30, 2008, the Company received $100,000 in proceeds from the exercise of warrants to purchase 50,000 shares of our common stock. During the six months ended June 30, 2007, the Company received approximately $55,000 in proceeds from the exercise of warrants to purchase 12,125 shares of our common stock.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2008, the Company recognized approximately $1,056,000 ($633,000- 2007) in stock-based compensation, of which $1,026,000 was classified as selling, general and administrative expense, and $30,000 was classified as research and development costs. Approximately $194,000 of the expense was the result of the acceleration of vesting of restricted shares to the Company’s former President as the result of his separation from the Company in May 2008.

As of June 30, 2008, there was approximately $1.1 million of total unrecognized compensation costs related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

7.	Other Income

On May 31, 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a positive judgement for the Company in its counterclaim the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006. The Company expects to collect the full amount of the judgment.

8.	Discontinued Operations

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

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Revenues	$98,786	219,491
Cost of sales	54,229	101,804
Operating expenses	71,378	133,113
Income from discontinued operations	$(26,821)	(15,426)

9.	Earnings Per Share

            Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  If the Company had generated earnings during the six month period ended June 31, 2008, 478,829 (693,671- 2007) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

10.	Commitments and Contingencies

Legal Matters

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB. The ECB formally requested DSS to pay attorneys and court fees in the amount of Euro 93,752 ($144,000), which, unless the amount is agreed will be subject to an assessment procedure that will not likely be concluded until approximately the end of 2008, which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent. Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria. On March 26, 2007, the High Court of Justice, Chancery Division, and Patents Court in London, England (the English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal. The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000) on April 19, 2007. We expect that an additional 90,000 pounds ($182,000) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses as of June 30, 2008. In July 2007, the Company posted a bond of 87,500 British pounds ($177,000), as collateral for the appeal costs, which is recorded as restricted cash at June 30, 2008. On June 19, 2008, the Company paid 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal in addition to the bond posted. The Company may also owe additional legal fees associated with the Court of Appeal decisions, which, unless otherwise agreed by the parties, will be subject to an assessment procedure that will not likely be concluded earlier than the first quarter of 2009. The Company will record the assessed amount, if any, as soon as it is estimatable.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($67,000) which the Company will record when the amount, if any, is received. The ECB has filed an appeal against that decision, which is not expected to be decided before 2010. On January 9, 2008, the French Court held that the Patent was invalid in France for the same reasons given by the English Court. The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision. The Company filed an appeal against the French decision on May 7, 2008. On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands. The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the second half of 2008.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency. Additional trials on the validity of the Patent are expected in other European jurisdictions in 2008 and 2009.

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

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of these legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

Commitments

In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months. The Separation Agreement further provided that if the former President does not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President any shortfall of the $212,000 in cash or additional shares of common stock of the Company at the election of the Company. As of June 30, 2008, 3,334 of such 33,333 shares had vested generating gross proceeds of approximately $17,000.

In May 2008, the Company entered into a Credit Facility Note with Taiko III Corp. in which it was entitled to borrow up to $500,000 (see note 5 above). Pursuant to the terms of the Credit Facility Note, if the Company defaults on repayment of the $500,000 then Taiko III Corp. may require the Company to repay any outstanding indebtedness under such Credit Facility Note by issuing to Taiko III Corp. common stock of the Company. If the Company makes such repayment with its common stock, Taiko III Corp. may demand registration of such 500,000 shares with the Securities and Exchange Commission on Form S-3 with such registration statement to take effect no later than 150 days after notice of such registration is provided by Taiko III Corp. If the Company fails to register the shares, liquidated damages of 1% per month of the amount converted, up to 10%, would be payable by the Company until such shares were registered.

In June 2008, the Company entered into two Stock Purchase Agreements in which it sold 500,000 shares of its common stock to Walton Invesco Inc. for an aggregate purchase price of $2.0 million (see Note 6). Pursuant to the terms of such Stock Purchase Agreements, Walton Invesco Inc. may demand registration of such 500,000 shares with the Securities and Exchange Commission on Form S-3 with such registration statement to take effect no later than (i) 120 days after payment in full for such shares under the applicable agreement or, (ii) with respect to 350,000 shares, 270 days after a Payment Failure Termination Event (as defined in the applicable Stock Purchase Agreement).

Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, including the lawsuit against the European Central Bank described in Part II Item 1 - Legal Proceedings, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of June 30, 2008, there have been no settlement amounts related to these agreements.

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

11.	Supplemental Cash Flow Information

During the six months ended June 30, 2007, the Company issued 60,866 shares of Common Stock valued at approximately $746,000 in conjunction with the payment of legal expenses which were capitalized as other intangible assets. In addition, the Company extended the term of previously issued warrants to a warrant holder in exchange for a license valued at approximately $521,000.

12.	Segment Information

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

Document Security and Production
License, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and Plastic Printing Professionals divisions. In September 2007, the Company sold substantially all of the assets of its retail printing and copying division, a former component of the Document Security and Production segment, to an unrelated third party as this operation was not critical to the Company’s core operations. The results of the retail and copying division are reported as discontinued operations and are not a component of these segment results (See Note 8).

Legal Supplies	Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States via the website Legalstore.com.

            Approximate information concerning the operations by reportable segment for the three and six months ended June 30, 2008 and 2007 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

	Legal Supplies	Document Security & Production	Corporate	Total

3 months ended June 30, 2008:

Revenues from external customers	$159,000	$2,055,000	$-	$2,214,000
Depreciation and amortization	4,000	611,000	1,000	616,000
Segment profit (loss) from continuing operations	27,000	(536,000)	(709,000)	(1,218,000)

3 months ended June 30, 2007:

Revenues from external customers	$162,000	$1,133,000	$-	$1,295,000
Depreciation and amortization	3,000	459,000	17,000	479,000

Segment profit (loss) from continuing operations	3,000	(945,000)	(732,000)	(1,674,000)

	Legal Supplies	Document Security & Production	Corporate	Total

6 months ended June 30, 2008:

Revenues from external customers	$332,000	$3,325,000	$-	$3,657,000
Depreciation and amortization	8,000	1,212,000	2,000	1,222,000

Segment profit (loss) from continuing operations	35,000	(2,246,000)	(1,308,000)	(3,519,000)

6 months ended June 30, 2007:

Revenues from external customers	$337,000	$2,586,000	$-	$2,923,000
Depreciation and amortization	6,000	835,000	29,000	870,000

Segment profit (loss) from continuing operations	2,000	(1,419,000)	(1,478,000)	(2,895,000)

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

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate record and, securities. We believe we are a world leader in the research and development of optical deterrent technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions to satisfy their specific anti-counterfeiting requirements. Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts. In addition, we have developed a digital product to implement our technologies in Internet-based environments utilizing standard desktop printers. We believe that our digital technology greatly expands the reach and potential market for our technologies and solutions.

Technologies

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions. Our primary anti-counterfeiting products and technologies are marketed under the AuthentiGuard trade names.

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

Security Paper: Our primary product for the retail end-user market is AuthentiGuard Security Paper. AuthentiGuard Security Paper uses our Pantograph 4000 technology, and is a paper that reveals hidden warning words, logos or images using The Authenticator - our proprietary viewing lens - or when the paper is faxed, copied, scanned or re-imaged. The hidden warning words appear on the duplicate or the computer digital file and essentially prevents important documents from being counterfeited. We market and sell our Security Paper primarily through two major paper distributors: Boise Cascade and PaperlinX Limited.

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

Results of Operations for the Three and Six Months Ended June 30, 2008

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. On September 25, 2007, the Company sold its copying and quick-printing business to an unrelated third party. In accordance with FASB 144, the Company accounts for the revenue and expenses of this operation, which was a component of its security printing segment, as a discontinued operation. All amounts have been adjusted to reflect the Company’s results after the effect of discontinued operations.

Revenue

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	% change vs. 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% change vs. 2007
Revenue
Security printing & products	$1,155,000	$827,000	40%	$2,087,000	$1,818,000	15%
Royalties	892,000	294,000	203%	1,221,000	593,000	106%
Digital solutions	8,000	12,000	-33%	16,000	175,000	-91%
Legal products	159,000	162,000	-2%	332,000	337,000	-1%
Total Revenue	2,214,000	1,295,000	71%	3,656,000	2,923,000	25%

Document Security and Production

For the three months ended June 30, 2008, revenue increased 71% from the same period in 2007. The increase in revenue was primarily the result of two factors. First, the Company experienced a 40% increase in sales of its security printing and products with sales increases experienced for both its plastic and paper based products. The demand for the Company’s security technology and the strength in our core secure printing business is reflected in the wide range of products we delivered during the quarter, including shipments of Medicaid-ready prescription paper under its continued relationship with Boise Cascade, two separate foreign country orders for drivers licenses, and a large secure coupon paper order. Second, the Company recognized approximately $542,000 of previously deferred royalty revenue as the result of a new agreement with the Ergonomic Group in April 2008. Under a previous agreement with the Ergonomic Group, the Company received $1,000,000 in non-refundable license and royalty fees, of which $500,000 was recognized as royalty revenue pro-ratably over a two year license period and the remaining $500,000 was considered a prepaid royalty, to be recognized as revenue when sales of products using the licensed technology were made. This agreement was cancelled and a new agreement with the Ergonomic Group that covers the Company’s newest digital technologies was established. As a result, the non refundable license and royalty payment no longer met the criteria for deferral. Absent the impact of recognizing the $542,000 in deferred royalties, revenue during the second quarter of 2008 grew 29% from the second quarter of 2007.

For the first six months of 2008, revenue increased 25% compared to the first six months of 2007 primarily as a the result of the significant impact of royalty revenue recognized in the second quarter of 2008 as discussed above, along with a 15% growth in the company’s sales of its security printing and products. These growth areas were partially offset by a significant decline in digital solutions sales during the first half of 2008 as compared to the first half of 2007 due to the absence of any digital solutions implementations during 2008.

Cost of Sales and Gross Profit

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	% change vs. 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% change vs. 2007

Costs of revenue
Security printing & products	$796,000	$548,000	45%	$1,392,000	$1,055,000	32%
Digital solutions	4,000	3,000	33%	7,000	37,000	-81%
Legal products	74,000	91,000	-19%	171,000	194,000	-12%
Total cost of revenue	874,000	642,000	36%	1,570,000	1,286,000	22%

Gross profit
Security printing & products	359,000	279,000	29%	695,000	763,000	-9%
Royalties	892,000	294,000	203%	1,221,000	593,000	106%
Digital solutions	4,000	9,000	-56%	9,000	138,000	-93%
Legal products	85,000	71,000	20%	161,000	143,000	13%
Total gross profit	1,340,000	653,000	105%	2,086,000	1,637,000	27%

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	% change vs. 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% change vs. 2007
Gross profit percentage:	61%	50%	22%	57%	56%	2%

Gross Profit

Gross profit increased 106% to $1,340,000 in the second quarter of 2008 as compared to the $653,000 of gross profit realized in the second quarter of 2007, primarily as a result of significant increase in royalty related income, primarily the result of the aforementioned recognition of $542,000 of deferred revenue. This increase was slightly offset by higher costs of sales for security printing and products due to higher depreciation and rent costs associated with the Company’s upgrade to certain of its production equipment and the move of its plastic printing division to a larger facility. For the six months ended June 30, 2008, the Company’s gross profit increased in line with revenue as the Company’s gross profit percentage was generally consistent with the first half of 2007.  In the six-month 2007 period, the Company had a large digital solution sale with a gross margin of 78%. In the six-month 2008 period, the Company did not have a comparable digital sale, however, the Company did have the large deferred revenue item. The impact of these large items resulted in the comparability of gross profit percentage between the two periods. Otherwise, gross margins of the Company’s security printing and products group declined, which reflected the impact of higher costs of sales due to the Company’s move of its plastic printing division to a larger facility.

Operating Expenses

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	% change vs. 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% change vs. 2007

Selling, general and administrative
General and administrative compensation	$508,000	$534,000	-5%	$1,084,000	$947,000	14%
Stock based payments	619,000	297,000	108%	1,026,000	633,000	62%
Professional Fees	207,000	364,000	-43%	574,000	684,000	-16%
Sales and marketing	299,000	391,000	-24%	687,000	910,000	-25%
Depreciation and amortization	42,000	20,000	110%	84,000	40,000	110%
Other	288,000	205,000	40%	583,000	395,000	48%
Research and development	134,000	109,000	23%	249,000	203,000	23%
Impairment of patent defense costs	-	-		292,000	-
Amortization of intangibles	537,000	433,000	24%	1,064,000	779,000	37%
Total Operating Expenses	2,634,000	2,353,000	12%	5,643,000	4,591,000	23%

Selling, General and Administrative

General and administrative compensation costs decreased 5% in the second quarter of 2008 as compared to the second quarter of 2007 which was the primarily the result of the Company’s separation with its former President in May 2008. This reduction was partially offset by an increase in the cash compensation of the non-employee members of the Company’s board of directors.

Stock-Based Compensation. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation increases in the three and six month periods ended June 2008 reflect equity-based payments made to third-party consultants and approximately $194,000 of expense as the result of the acceleration of vesting of restricted shares and $18,000 due to the modification of options to the Company’s former President as the result of his separation from the Company in May 2008.

Professional fees - The decrease in professional fees during the second quarter and first six months of 2008 primarily reflect a decrease in non-patent related legal fees, including the impact of the Company hiring its former legal counsel in May 2007, a reduction in accounting fees, and reductions in stock transfer and investor relations fees. These cost savings were partially offset by increases in the use of consultants for sales and business development efforts during the first three months of 2008. In March 2008, the Company initiated a cost-cutting program that is expected to significantly reduce the amount spent on outside consultants, which is partially reflected in the second quarter of 2008.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	% change vs. 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% change vs. 2007

Professional Fees Detail
Accounting and auditing	$30,000	$52,000	-42%	$172,000	$165,000	4%
Consulting	113,000	106,000	7%	262,000	197,000	33%
Legal Fees	18,000	80,000	-78%	51,000	135,000	-62%
Relations	46,000	126,000	-63%	89,000	187,000	-52%
	$207,000	$364,000	-43%	$574,000	$684,000	-16%

Sales and marketing expenses, including sales and marketing personnel costs, decreased in the second quarter and first half of 2008 as the Company reduced sales and marketing headcount by four, reduced public relations and marketing costs and significantly reduced the amount spent on travel and entertainment. The Company reduced these costs as it realigned its sales process in order to maximize the results of its sales and marketing efforts with the goal of focusing of near term revenue opportunities.

Other expenses are primarily rent and utilities, office supplies, IT support, bad debt expense and insurance costs. Increases in the second quarter an first half of 2008 reflect costs increases associated with an increase in rent costs and one time costs associated with the move of the Company’s plastic printing division to a larger facility, higher utility costs, and an increase in insurance costs.

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

Other Income

On May 31, 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a counterclaim by the Company in the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006. The Company expects to collect the full amount of the judgment.

Research and Development

We invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consist primarily of compensation costs, and costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally. During the second quarter of 2008, the Company incurred an increase in research and development costs for the development costs for software associated with its digital delivery of its security print technologies.

Amortization of Intangibles

Amortization of intangibles expense increased 24% in the second quarter of 2008 as compared to the second quarter of 2007 which was primarily the result of an increase of $0.8 million in the Company’s capitalized patent defense costs from June 2007 to June 2008. We amortize the costs associated with patent rights that we acquired in 2005 and legal costs associated with the registration and defense of our patents, including the costs associated with our lawsuit against the ECB for patent infringement and the related ECB countersuits for patent validity. A significant portion of these assets were acquired by the issuance of equity-based instruments. Our net amortizable patent asset base at June 30, 2008 was approximately $4.8 million and will generate approximately $1.9 million in annual amortization expense during the next 3 years. In addition, the Company has approximately $746,000 of net other intangible assets as of June 30, 2008 that consist of a royalty right, a non-exclusive marketing right, as well as acquired intangibles including customer lists and a trade name. These assets will generate approximately $250,000 of annual amortization expense during the next 3 years. In addition, the Company has approximately $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined. The Company reviews these assets for impairment annually or if a triggering event occurs. If an impairment, such as unfavorable ruling in the Company’s patent validity or infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

Net Loss and Loss Per Share

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	% change vs. 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% change vs. 2007

Net loss	$(1,218,000)	$(1,700,000)	-28%	$(3,519,000)	$(2,910,000)	21%

Net loss per share, basic and diluted	$(0.09)	$(0.12)	-29%	$(0.26) $	(0.21)	20%

Weighted average common shares outstanding, basic and diluted	13,690,545	13,625,408	0%	13,672,555	13,605,327	0%

During the second quarter of 2008, the Company experienced a net loss of $1.2 million, a 28% decrease from the net loss of the second quarter of 2007. The reduction in net loss during the quarter was primarily the result of the Company’s recognition of deferred revenue of approximately $542,000 during the quarter. The increase in revenue was partially offset by increases in stock based compensation costs, amortization of intangibles, and other expenses. As described above, these cost increases were partially offset by decreases in the Company’s other major expense classifications of selling, general and administrative compensation, professional fees and sales and marketing costs. Of the net loss of $1.2 million in second quarter of 2008, approximately $1.2 million was due to the expense items of stock based compensation and amortization of intangibles.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Six Months Ended:
	June 30, 2008		June 30, 2007	% change vs. 2007
Cash flows from:

Operating activities	$(1,637,000)		$(1,637,000)	0%
Investing activities	(946,000)		(732,000)	-29%
Financing activities	2,802,000		(183,000)	1631%

Working capital	(1,079,000)		1,836,000	-159%
Current ratio	0.72	x	1.65 x	-25%

Cash and cash equivalents	$961,000		$3,251,000	-70%

Revolving credit notes	$2,358,000		$-
Funds Available from Open Credit Facilities	$1,742,000		$-

As of June 30, 2008, our cash and cash equivalents were $961,000, up from $742,000 at December 31, 2007. The increase was primarily due to the receipt of cash from issuance of shares in a private placement and exercise of warrants, along with the receipt of funds from various credit facilities which offset the use of cash for operations and the use of cash to defend the Company’s patent rights offset by the receipt of $2,058,000 from the Company’s three credit facilities. As of June 30, 2008, the Company had $2.4 million outstanding under three credit agreements, which are due and payable over the next two years.

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$2,358,000	$500,000	$1,858,000	$-	$-

The Company expects to continue to use cash for its operations and for the defense of its patents through the remainder of 2008. In March 2008, the Company initiated a cost reduction program in order to bring its cash expenditures to a level closer to its current revenue base. As a result of these cost cuts, the Company has reduced its annual operating expense base by approximately $1.5 million. The Company expects to reach operating cash flow breakeven at approximately $9.0 million in annual revenue, and believes that it can obtain this revenue level with its current level of resources.

As of June 30, 2008, we have an aggregate of $1,742,000 remaining available under two revolving notes that terminate on January 4, 2010. In addition, the Company has $1,300,000 in subscriptions receivable which it expects to receive in six-month installments over the next two years. Based on these funding sources, the Company believes that it has sufficient available funds to meet its cash needs for at least the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, the Company eliminated the use of an outside consultant formerly used to enhance the segregation of duties for financial reporting. Concurrently, the Company modified and expanded one of its existing internal positions to accommodate some of the control objectives affected by the elimination of the outside consultant. However, during the second quarter, some of the control objectives of the new position were not met, as the new employee did not have sufficient time to train for the role prior to the end of the second quarter of 2008.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 10 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe our European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB. The ECB formally requested DSS to pay attorneys and court fees in the amount of Euro 93,752 ($144,000), which, unless the amount is agreed will be subject to an assessment procedure that will not likely be concluded until approximately the end of 2008, which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent. Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal. The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000) on April 19, 2007. We expect that an additional 90,000 pounds ($182,000) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses as of June 30, 2008. In July 2007, the Company posted a bond of 87,500 British pounds ($177,000), as collateral for the appeal costs which is recorded as restricted cash at June 30, 2008. On June 19, 2008, the Company paid 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal in addition to the bond posted. The Company may also owe additional legal fees associated with the Court of Appeal decisions, which, unless otherwise agreed by the parties, will be subject to an assessment procedure that will not likely be concluded earlier than the first quarter of 2009. The Company will record the assessed amount, if any, as soon as it is estimatable.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 692 ($67,000), which the Company will record when the amount, if any, is received. The ECB has filed an appeal against that decision, which is not expected to be decided before 2010. On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court. The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision. The Company filed an appeal against the French decision on May 7, 2008. On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands. The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the second half of 2008.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency. Additional trials on the validity of the Patent are expected in other European jurisdictions in 2008 and 2009.

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

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of these legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

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

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $27,733,000 at June 30, 2008. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have secured credit facilities that have large principal payments due and if we are unable to repay them with cash we may be forced to repay, in whole on in part, with each credit facility’s applicable collateral, which would have a material adverse effect on our financial position.

On January 4, 2008, we entered into two credit facilities with and aggregate borrowing capacity of $3.6 million that is repayable in full on January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary (“P3”), and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable, excluding the accounts receivable of P3. On May 7, 2008, we entered into a $500,000 unsecured credit facility with Taiko III Corp. to fund our ongoing patent infringement and related lawsuits against the European Central Bank (“ECB”) that is repayable in full on May 7, 2009. In addition, the loan with Taiko III can be repaid by the Company, at the discretion of Taiko III, if the Company defaults under the credit facility, by using the Company’s common stock at a discount to the market value at the time of the repayment of 33% to market at the time of payment at no less than $2.00 per share and no more than $5.00 per share. If we cannot generate sufficient cash from operations or raise cash from other sources, including without limitation, fund-raising through sales of equity, and if we cannot refinance the credit facilities, we may have to repay, in whole or in part, one or both of the credit facilities with each credit facility’s applicable collateral, which would have a material adverse effect on our financial position.

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

The cost to defend and prosecute current and future patent litigation may be significant. We cannot assure you that the ultimate cost of current known or future unknown litigation and claims will not exceed our current expectations and/or our ability to pay such costs and it is possible that such litigation costs could have a material adverse effect on our business, financial condition and operating results. In addition, litigation is time consuming and could divert management attention and resources away from our business, which could adversely affect our business, financial condition and operating results.

If we lose our current litigation, we may lose certain of our technology rights, which may affect our business plan.

We are subject to litigation and alleged litigation, including without limitation our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid. For more information regarding this litigation, see Part II Item 1- Legal Proceedings. If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated.

If we lose our current validity or infringement litigation we may be liable for significant legal costs of our counterparts.

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

Our patent litigation strategy against the European Central Bank and elsewhere in Europe may include us entering into a joint venture or other contractual relationship with a third party that could result in us exchanging a significant percentage of the potential revenues derived from such litigation for the future funding of such litigation.

We have expended significant time and monetary resources in its patent litigation against the European Central Bank (See Part II Item I - Legal Proceedings). We have entered into negotiations with third parties to provide some or all of the future funding of such litigation, and related litigations, in exchange for sharing with such third parties a material portion of any revenue generated from such litigations. If such an arrangement is entered into by the Company, we cannot be assured that the amount of litigation proceeds shared with such third party will not far exceed the amount of funding provided by such third party. In addition, in order to induce such third party to enter into the above-described arrangement, we may cede decision making with respect to such litigations to such third party. We cannot be assured that the interests of our shareholders will be aligned fully with the interests of such third party, which may result in a material adverse effect on the amount of proceeds that we could or would realize, which would have a material adverse effect on the value of our common stock.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. We have extended our employment agreements with Patrick White to June 2009. Our employment agreement with David Wicker expires in June 2009. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

We may need to raise additional funds in the future to fund more aggressive expansion of our business, complete the development, testing and marketing of our products, or make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that these funds will be available for us to finance our development on acceptable terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans. In June 2008, we sold 350,000 shares for an aggregate purchase price of $1.4 million, with $100,000 payable at closing and the remaining $1.3 million payable in six-month installments over two years. If the Purchaser of such 350,000 does not pay some or all of such remaining $1.3 million purchase price, we will have limited, if any, recourse against the purchaser other than recouping a pro-rata amount of the 350,000 shares. If we do not receive the remaining $1.3 million of the purchase price on schedule, our financial position and financing resources may be materially adversely affected.

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

As of June 30, 2008, there are approximately 185 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of June 30, 2008, there were outstanding stock options and warrants to purchase an aggregate of 1,324,343 shares of our Common Stock at exercise prices ranging from $2.00 to $12.65 per share and a weighted average exercise price of $10.26. In addition, as of June 30, 2008, there were 270,591 restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities vest, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2008 the Company entered into two Share Purchase Agreements in which the Company agreed to sell a total of 500,000 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. Pursuant to the terms of the first Agreement, the Company sold 150,000 shares of Common Stock to the Purchaser for $600,000 payable on June25, 2008. Pursuant to the terms of the second Agreement, the Company sold 350,000 shares of Common Stock for $1,400,000, with $100,000 payable on June25, 2008and the remaining $1,300,000 payable in six-month installments over a two-year period. Pursuant to the terms of the first Agreement, the Purchaser may not sell the 150,000 shares of Common Stock purchased thereunder earlier than June 25, 2009. Pursuant to the terms of the second Agreement, the Purchaser may not sell the 350,000 shares of Common Stock purchased thereunder until the earlier of (i) one year after the Purchase Price being paid in full to the Company, or (ii) the one-year anniversary of a Payment Failure Termination Event (as defined in the second Agreement).

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

(a)
Exhibits

Item 3.1  Articles of Organization of the Registrant, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).*

Item 3.2  By-laws of the Registrant, as amended (incorporation by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).*

  Item 10.1  Share Purchase Agreement, dated as of June 25, 2008, between the Registrant and Walton Invesco Inc.

  Item 10.2  Share Purchase Agreement, dated as of June 25, 2008, between the Registrant and Walton Invesco Inc.

 Item 10.3 Credit Facility Note, dated May 7, 2008, between the Registrant and Taiko III Corp. (incorporation by reference to exhibit 10.1 to the Form 8-K, filed May 12, 2008).*

Item 10.4  Confidential Separation Agreement and General Release, dated May 10, 2008, between Peter Ettinger and the Registrant (incorporation by reference to exhibit 10.1 to the Form 8-K, filed May 12, 2008).*

Item 10.5 Consulting Agreement, dated May 12, 2008, between Peter Ettinger and the Registrant (incorporation by reference to exhibit 10.2 to the Form 8-K, filed May 12, 2008).*

Item 31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act

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

DOCUMENT SECURITY SYSTEMS, INC.

August 11, 2008	By:	/s/ Patrick White
Patrick White
Chief Executive Officer

August 11, 2008	By:	/s/ Philip Jones
Philip Jones
Acting Chief Financial Officer (Vice President of Finance)