Form 10-Q
period 2008-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2008-11-10
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Applicable only to corporate issuers
As of November 7, 2008 (the most recent practicable date), there were 14,472,994 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$442,803	$742,468
Restricted cash	157,500	-
Accounts receivable, net of allowance of $65,000 ($82,000 as of December 31, 2007)	784,668	617,320
Inventory	230,272	259,442
Loans to employees	67,781	120,732
Prepaid expenses and other current assets	87,906	487,715

Total current assets	1,770,930	2,227,677

Restricted cash	-	177,345
Fixed assets, net	1,349,230	1,494,540
Other assets	258,085	147,958
Goodwill	1,396,734	1,396,734
Other intangible assets, net	3,580,285	6,149,530

Total assets	$8,355,264	$11,593,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,353,926	$1,795,085
Accrued expenses & other current liabilities	1,112,404	818,606
Deferred revenue & customer deposits	56,580	732,355
Current portion of capital lease obligations	84,129	79,948

Total current liabilities	2,607,039	3,425,994

Revolving notes from related parties	1,858,000	300,000
Capital lease obligations	215,229	294,821
Deferred revenue	-	15,938
Deferred tax liability	203,397	200,000

Commitments and contingencies (see Note 10)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 14,359,756 shares issued and outstanding (13,654,364 in 2007) (325,000 subscribed in 2008)	287,195	273,087
Additional paid-in capital	34,881,064	31,298,571
Subscriptions receivable	(1,300,000)	-
Accumulated deficit	(30,396,660)	(24,214,627)
Total stockholders' equity	3,471,599	7,357,031
Total liabilities and stockholders' equity	$8,355,264	$11,593,784

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Security printing and products	$1,334,184	$945,941	$3,421,437	$2,764,323
Royalties	181,047	278,290	1,401,522	871,243
Digital solutions	8,220	9,469	24,660	184,240
Legal products	150,129	175,725	482,561	513,070
Total Revenue	1,673,580	1,409,425	5,330,180	4,332,876
Costs of revenue
Security printing and products	635,934	635,935	2,027,636	1,691,473
Digital solutions	3,507	3,507	10,521	40,521
Legal products	86,120	82,575	257,536	276,342
Total costs of revenue	725,561	722,017	2,295,693	2,008,336

Gross profit	948,019	687,408	3,034,487	2,324,540

Operating expenses:
Selling, general and administrative	1,789,790	1,979,171	5,828,136	5,587,903
Research and development	72,876	110,833	322,106	314,130
Impairment of patent defense costs	-	-	291,581	-
Amortization of intangibles	540,934	480,256	1,605,104	1,258,985
Operating expenses	2,403,600	2,570,260	8,046,927	7,161,018

Operating loss	(1,455,581)	(1,882,852)	(5,012,440)	(4,836,478)

Other income (expense):
Interest income	484	14,829	569	89,816
Gain (loss) on foreign currency transactions	7,534	(6,378)	(16,652)	(10,669)
Interest expense	(41,208)	(1,362)	(95,098)	(3,811)
Loss on sale of patent assets	(1,169,947)	-	(1,169,947)	-
Other Income	-	-	125,795	-

Loss from continuing operations before income taxes	(2,658,718)	(1,875,763)	(6,167,773)	(4,761,142)

Income tax expense	4,738	4,738	14,260	14,214

Loss from continuing operations	(2,663,456)	(1,880,501)	(6,182,033)	(4,775,356)

Loss from discontinued operations (Note 8)
Gain on sale of discontinued assets		42,905		42,905
Loss from discontinued operations	-	(43,807)	-	(59,233)
Loss on discontinued operations	-	(902)	-	(16,328)

Net loss	$(2,663,456)	$(1,881,403)	$(6,182,033)	$(4,791,684)

Net loss per share -basic and diluted:
Continuing operations	$(0.19)	$(0.14)	$(0.45)	$(0.35)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Net Loss	$(0.19)	$(0.14)	$(0.45)	$(0.35)
Weighted average common shares outstanding, basic and diluted	14,286,192	13,676,030	13,879,891	13,629,241

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(6,182,033)	$(4,791,684)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,841,975	1,396,262
Stock based compensation	1,536,403	970,829
Impairment of patent defense costs	291,581	-
Net gain on disposal of discontinued operations	-	(42,905)
Loss on sale of patent assets	1,169,947	-
Decrease in restricted cash	19,845	-
(Increase) decrease in assets:
Accounts receivable	(167,348)	(112,870)
Inventory	29,170	4,762
Prepaid expenses and other assets	(43,049)	(171,526)
Increase (decrease) in liabilities:
Accounts payable	(65,053)	445,334
Accrued expenses and other liabilities	143,914	(25,635)
Deferred revenue	(691,713)	(234,464)
Net cash used by operating activities	(2,116,361)	(2,561,897)

Cash flows from investing activities:
Purchase of fixed assets	(226,716)	(423,918)
Proceeds from the sale of discontinued operations	-	80,000
Proceeds from the sale of patent assets	500,000	-
Purchase of other intangible assets	(1,144,351)	(1,150,977)
Net cash used by investing activities	(871,067)	(1,494,895)

Cash flows from financing activities:
Borrowing on short-term credit facility	500,000	-
Repayment on short-term credit facility	(500,000)	-
Borrowing on revolving note- related parties	1,558,000	-
Repayments of capital lease obligations	(75,411)	(27,140)
Increase in restricted cash	-	(177,345)
Payment of stock issuance costs	-	(519,619)
Issuance of common stock	1,205,174	355,225
Net cash provided (used) by financing activities	2,687,763	(368,879)

Net increase (decrease) in cash and cash equivalents	(299,665)	(4,425,671)
Cash and cash equivalents beginning of period	742,468	5,802,615
Cash and cash equivalents end of period	$442,803	$1,376,944

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Other Intangible Assets– Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome. Legal costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful. The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful. The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs. Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis. The Company amortizes its other intangible assets over their estimated useful lives. Patents are amortized over the remaining legal life, up to 20 years. Intangible asset amortization expense is classified as an operating expense.

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

2.     Restricted Cash

In July 2007, the Company established a restricted cash balance of 87,500 British pounds, or approximately $157,500 (as of September 30, 2008), as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, the 87,500 British pounds. On May 14, 2008, the Company made a payment of 87,500 British pounds to the European Central Bank as an interim payment of the appeal costs pending final assessment by the Court which is expected in the fourth quarter of 2008. The Company was not able to apply the funds in its restricted account to this payment. The Company will use the restricted funds to pay additional fees due upon final assessment of the costs by the Court, if any. Accordingly, the Company classified the restricted cash as current as of September 30, 2008. (See Note 10 Commitments and Contingencies)

3. Inventory

Inventory consisted of the following:

	September 30	December 31,
	2008	2007
	(unaudited)	(audited)

Finished Goods	$143,606	$161,978
Raw Materials	86,666	97,464

	$230,272	$259,442

4.     Other Intangible Assets

Other intangible assets are comprised of the following:

			September 30, 2008			December 31, 2007
	Useful Life		Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years		$90,000	$85,500	$4,500	$90,000	$72,000	$18,000
Other intangibles	5 years		1,187,595	508,374	$679,221	1,187,595	335,304	852,291
Patent and contractual rights	Varied	(1)	5,427,570	2,531,006	$2,896,564	8,205,340	2,926,101	5,279,239
			$6,705,165	$3,124,880	$3,580,285	$9,482,935	$3,333,405	$6,149,530

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of September 30, 2008 the weighted average remaining useful life of these assets in service was 3.0 years.

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

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement. Under the terms of the Agreement, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

Under the terms of the Agreement, and in consideration for Trebuchet’s funding agreement, the Company assigned and transferred a 49% interest of all of the Company’s right, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and exclusive interest including a separate and distinct right to exploit the Patent. Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for proceeds of $500,000. As a result, the Company recognized a loss on sale of patent assets of approximately $1,170,000. The Company considered this a triggering event and reviewed its remaining capitalized patent costs for impairment as of September 30, 2008. With the assistance of Trebuchet, the Company determined that the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent was still in excess of the current carrying amount.

5.     Revolving Notes

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010. The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary. Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement. In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors. Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010. Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3. Interest is payable quarterly in arrears and the principal is payable in full at the end of the Term under the White Credit Agreement. Mr. White can accept common stock as repayment of the loan upon a default. Under the terms of the agreement the Company is required to comply with various covenants. During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility were being finalized. As of September 30, 2008, the Company was in technical default of both agreements due to a failure to pay interest when due. Both Fagenson and Co., Inc. and Patrick White have agreed to waive the defaults through January 1, 2010.

As of September 30, 2008, the Company had outstanding $450,000 under the White Credit Agreement, $1,408,000 under the Fagenson Credit Agreement. Interest expense amounted to $63,000 for the nine month period ending September 30, 2008 and is included in accrued expenses as of September 30, 2008.

On May 7, 2008 the Company entered into a $500,000 unsecured credit facility with Taiko III Corp to fund the Company’s ongoing patent infringement and related lawsuits against the European Central Bank. Interest shall accrue on the unpaid principal amount at a 6% annual rate. The outstanding principal amount may be prepaid by the Company, in whole but not in part and including the full interest through the maturity of the loan, at its option so long as the Company provides Taiko III with prior written notice of such prepayment. The term of the line of credit is 364 days. In addition, the loan can be repaid by the Company, at the discretion of Taiko III if the Company had defaulted under the credit facility, by using the Company’s common stock at a discount to the market value at the time of the repayment at 33% to market at the time of payment at no less than $2.00 per share and no more than $5.00 per share. On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, which, among other things, called for Trebuchet to pay the Company $500,000, which the Company used to pay in full the Company’s existing obligation owed to Taiko III Corp. See Note 4.

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

Stock Issued in Private Placement - On June 25, 2008 the Company entered into two Share Purchase Agreements pursuant to which the Company agreed to sell a total of 500,000 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. Pursuant to the terms of the first Agreement, the Company sold 150,000 shares of Common Stock to the Purchaser for $600,000 payable on June 25, 2008. Pursuant to the terms of the second Agreement, the Company sold 350,000 shares of Common Stock for $1,400,000, with $100,000 payable on June 25, 2008 and the remaining $1,300,000 payable in six-month installments over a two-year period. Pursuant to the terms of the first Agreement, the Purchaser may not sell the 150,000 shares of Common Stock purchased thereunder earlier than June 25, 2009. Pursuant to the terms of the second Agreement, the Purchaser may not sell the 350,000 shares of Common Stock purchased thereunder until the earlier of (i) one year after the Purchase Price being paid in full to the Company, or (ii) the one-year anniversary of a Payment Failure Termination Event (as defined in the second Agreement). (See Note 10 -Commitments)

On January 22, 2007, the Company sold 6 units at a price of $50,000 per unit for gross proceeds of $300,000 consisting of 35,280 unregistered shares of the Company’s common stock and five-year warrants to purchase up to an aggregate of 17,640 shares of the Company’s common stock at an exercise price of $11.75 per share. The fair market value of these warrants was determined using the Black Scholes option pricing model at $107,000.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC who agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the ECB in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency. Trebuchet has also purchased 100,000 shares of the Company’s common stock, for an aggregate purchase price of $400,000, the proceeds of which were used by the Company to pay existing litigation cost.

Restricted Stock – As of September 30, 2008, there are 42,793 unvested restricted shares granted to employees and consultants that vest through June 2009. In addition, there are 195,000 restricted shares that will vest only upon the occurrence of certain events over the next 4 years, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank. These 195,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $2,438,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period. As of September 30, 2008, vesting is not considered probable and no compensation expense has been recognized related to the performance grants. On May 10, 2008, the Company accelerated the vesting of 33,333 restricted shares and retired 250,000 of unvested restricted stock as the result of a separation agreement with the Company’s former President. The 33,333 shares of restricted stock, formerly set to vest pro-ratably through June 2009, were accelerated to vest pro-ratably on a monthly basis over a ten-month vesting period ending in March 2009. As a result of the acceleration of the 33,333 shares of restricted stock, the Company recognized approximately $194,000 of stock based compensation during the second quarter of 2008. (See Note 10 -Commitments)

Stock Options– During the nine months ended September 30, 2008, the Company issued options to purchase 37,000 of its common shares at an exercise price of $6.31 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one of year of service on the Company’s Board of Directors. The Company also issued options to purchase 50,000 of its common shares at an exercise price of $5.68 per share to employees pursuant to the 2004 Employee Stock Option Plan that will vest over three years. The aggregate fair value of these options amounted to approximately $220,000 determined by utilizing the Black Scholes option pricing model. The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.

Stock Warrants– During the nine months ended September 30, 2008, the Company received $100,000 in proceeds from the exercise of warrants to purchase 50,000 shares of our common stock. During the nine months ended September 30, 2007, the Company received approximately $55,000 in proceeds from the exercise of warrants to purchase 12,125 shares of our common stock.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2008, the Company recognized approximately $1,536,000 ($971,000- 2007) in stock-based compensation. Approximately $194,000 of the expense was the result of the acceleration of vesting of restricted shares to the Company’s former President as the result of his separation from the Company in May 2008.

As of September 30, 2008, there was approximately $816,000 of total unrecognized compensation costs related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

On August 13, 2008, the Company cancelled 330,500 employee stock options with exercise prices ranging from $6.24 to $12.50, and replaced the cancelled options with 330,500 employee stock options with an exercise price of $6.00. No other terms of the options were modified. On the date of grant, the fair market value of the Company’s Common Stock was $5.15. The repricing was treated as a modification under FAS123R, and resulted in an additional aggregate fair value expense determined using the Black- Scholes option pricing model of approximately $225,000, of which approximately $170,000 was expensed as of the grant date for fully vested options. The remaining fair value of the modified options will be expensed proratably during the expected vesting period of the options thru 2010.

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

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Revenues	$72,791	292,282
Cost of sales	48,720	150,525
Operating expenses	67,878	200,990
Income from discontinued operations	$(43,807)	(59,233)

9.     Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.  If the Company had generated earnings during the nine month period ended September 30, 2008, 426,980 (767,887- 2007) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

10.     Commitments and Contingencies

Legal Matters

On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. The suit was brought in European Court of First Instance in Luxembourg. The Company alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that the Company will be required to pay attorneys and court fees of the ECB. The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($144,000), which, unless the amount is agreed will be subject to an assessment procedure that will not likely be concluded until approximately the end of 2008, which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 24, 2006, the Company received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent. Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal. The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000) on April 19, 2007. We expect that an additional 90,000 pounds ($162,000 at September 30, 2008) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses as of September 30, 2008. In July 2007, the Company posted a bond of 87,500 British pounds ($157,500 at September 30, 2008), as collateral for the appeal costs which is recorded as restricted cash at September 30, 2008. On June 19, 2008, the Company paid 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal. The Company may also owe additional legal fees associated with the Court of Appeal decisions, which, unless otherwise agreed by the parties, will be subject to an assessment procedure that will not likely be concluded earlier than the first quarter of 2009. The Company will record the assessed amount, if any, as soon as it is estimatable.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($64,000 at September 30, 2008), which the Company will record when the amount, if any, is received. The ECB has filed an appeal against that decision, which is not expected to be decided before 2010. On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court. The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision. The Company filed an appeal against the French decision on May 7, 2008. On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands. The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the fourth quarter of 2008.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency. Additional trials on the validity of the Patent are expected in other European jurisdictions in 2008 and 2009.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement. Under the terms of the Agreement, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

On January 31, 2003, the Company commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which the Company has an interest. The Company commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggert is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which the Company acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada the Company’s “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to the Company. Among other things, the Company contends that certain of the purported agreements are not binding and/or enforceable. To the extent any of them are binding and enforceable, the Company claims that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against the Company, claiming Adler owns or co-owns or has a license to use certain of the Company’s technologies. In May 2005, the Company filed a first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, the Company filed a second amended and supplemental complaint adding Judith Wu (McTaggert’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against the Company contending that the Company’s purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. The Company has denied the material allegations of all of the counterclaims. If Adler or Maxon is successful, it may materially affect the Company, the Company’s financial condition, and the Company’s ability to market and sell certain of the Company technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of these legal proceedings to which the Company is a party to will have a material adverse effect on the Company results of operations, cash flows or the Company’s financial condition.

Commitments

In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months. The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company. As of September 30, 2008, 13,333 of such 33,333 shares had vested generating gross proceeds of approximately $48,000.

In June 2008, the Company entered into two Stock Purchase Agreements in which it sold 500,000 shares of its common stock to Walton Invesco Inc. for an aggregate purchase price of $2.0 million. Pursuant to the terms of such Stock Purchase Agreements, Walton Invesco Inc. may demand registration of such 500,000 shares with the Securities and Exchange Commission on Form S-3 with such registration statement to take effect no later than (i) 120 days after payment in full for such shares under the applicable agreement or, (ii) with respect to 350,000 shares, 270 days after a Payment Failure Termination Event (as defined in the applicable Stock Purchase Agreement).

Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, including the lawsuit against the European Central Bank described in Part II Item 1 – Legal Proceedings, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of September 30, 2008, there have been no settlement amounts related to these agreements.

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

11   Supplemental Cash Flow Information

During the nine months ended September 30, 2008, the Company issued 19,260 shares for the payment of approximately $94,000 of marketing expenses. During the nine months ended September 30, 2007, the Company issued 60,866 shares of Common Stock valued at approximately $746,000 in conjunction with the payment of legal expenses which were capitalized as other intangible assets. In addition, the Company extended the term of previously issued warrants to a warrant holder in exchange for a license valued at approximately $521,000. In addition, during 2007, the Company issued fully vested, nonforfeitable warrants to consultants of approximately $525,000 that were recorded as a prepaid expense that was recognized as stock based compensation. As of September 30, 2008, all of this amount had been recognized as expense.

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

            Approximate information concerning the operations by reportable segment for the three and nine months ended September 30, 2008 and 2007 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Document
		Security &
	Legal Supplies	Production	Corporate	Total
3 months ended September 30, 2008:
Revenues from external customers	$151,000	$1,523,000	$-	$1,674,000
Depreciation and amortization	4,000	615,000	1,000	620,000
Segment profit (loss) from continuing operations	(6,000)	(2,046,000)	(611,000)	(2,663,000)
Identifiable assets	328,000	7,479,000	548,000	8,355,000

3 months ended September 30, 2007:
Revenues from external customers	$176,000	$1,233,000	$-	$1,409,000
Depreciation and amortization	4,000	521,000	1,000	526,000
Segment profit (loss) from continuing operations	(13,000)	(799,000)	(1,069,000)	(1,881,000)
Identifiable assets	255,000	10,564,000	1,562,000	12,381,000

		Document
		Security &
	Legal Supplies	Production	Corporate	Total
9 months ended September 30, 2008:
Revenues from external customers	$483,000	$4,847,000	$-	$5,330,000
Depreciation and amortization	12,000	1,827,000	3,000	1,842,000
Segment profit (loss) from continuing operations	29,000	(4,293,000)	(1,918,000)	(6,182,000)
Identifiable assets	328,000	7,479,000	548,000	8,355,000

9 months ended September 30, 2007:
Revenues from external customers	$513,000	$3,820,000	$-	$4,333,000
Depreciation and amortization	10,000	1,356,000	30,000	1,396,000
Segment profit (loss) from continuing operations	(11,000)	(2,217,000)	(2,547,000)	(4,775,000)
Identifiable assets	255,000	10,564,000	1,562,000	12,381,000

13.     Subsequent Events

On November 6, 2008 the Company entered into an asset purchase agreement to acquire the assets of DPI of Rochester, LLC (“DPI”), which agreement is subject to court approval in DPI’s pending Chapter 11 bankruptcy case. DPI is a full service digital and commercial offset printer located in Rochester, NY with approximately $7.6 Million in annual sales in 2007. The estimated purchase price is $1,000,000 plus the assumption of certain equipment leases, and the Company may provide debtor-in-possession financing, subject to United States Bankruptcy Court approval, to DPI during its Chapter 11 reorganization process to prevent any disruption of service to DPI’s customers. The purchase of assets is expected to be completed in the quarter ended December 31, 2008 and is subject to the United States Bankruptcy Court approval and an opportunity for other parties to overbid for DPI’s assets. The obligations under the agreement are conditioned upon the negotiation of real and personal property leases, the approval of the bankruptcy court and other matters. There can be no assurance that the transaction contemplated by the purchase agreement will be approved by the bankruptcy court or that the conditions to closing will be met. Upon court approval of the transaction, the purchase price, once known, will be allocated to the assets acquired based on their respective fair values.

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

Products and Services

Document Security Solutions and Production: Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based solutions. We market to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials like documents, vital records, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods. We manufacture plastic ID cards at our wholly owned subsidiary called Plastic Printing Professionals, in San Francisco, CA, and we produce our custom security paper products either internally at our small printing facility in Rochester, NY, or outsourced at our various licensees. Through our strategic licensee program, we can offer our customers a wide range of production capabilities to meet the customized requirements.

Security Paper: Our primary product for the retail end-user market is AuthentiGuard Security Paper. AuthentiGuard Security Paper uses our Pantograph 4000 technology, and is a paper that reveals hidden warning words, logos or images using The Authenticator - our proprietary viewing lens – or when the paper is faxed, copied, scanned or re-imaged. The hidden warning words appear on the duplicate or the computer digital file and essentially prevents important documents from being counterfeited. We market and sell our Security Paper primarily through two major paper distributors: Boise Cascade and PaperlinX Limited.

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

Digital Solutions: We also offer our technologies in digital forms that are deliverable via internet and intranet environments. In October 2008, we launched our first branded digital solution called AuthentiGuard® DX. AuthentiGuard® DX is a networked appliance that allows the author of any Microsoft Office document (Outlook, Word, Excel, or PowerPoint) to secure nearly any of its alphanumeric content when it is printed or digitally stored. AuthentiGuard® DX prints selected content using our patented technology so that it cannot be read by the naked eye. Reading the hidden content or authenticating the document is performed with a proprietary viewing device or software.

Additionally, we sell custom hosted or server-based digital solutions for our customers. Depending on our customer’s specific requirements, we host a secure server that accepts user inputs and delivers custom, variable secure documents for output at the user location, or offer a bundled server solution that allows for the production of custom, variable secure documents within the user’s network environment.

Legal Products: We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields. While not a component of our core business strategy, we continuously seek to maximize the revenue and profitability of this operation.

Results of Operations for the Three and Nine Months Ended September 30, 2008

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

Revenue

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% change vs. 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% change vs. 2007
Revenue
Security printing & products	$1,334,000	$946,000	41%	$3,421,000	$2,765,000	24%
Royalties	181,000	278,000	-35%	1,402,000	871,000	61%
Digital solutions	8,000	9,000	-11%	25,000	184,000	-86%
Legal products	150,000	176,000	-15%	483,000	513,000	-6%
Total Revenue	1,673,000	1,409,000	19%	5,331,000	4,333,000	23%

For the three months ended September 30, 2008, revenue increased 19% from the same period in 2007. The increase in revenue was primarily the result of strong growth in sales of our security products. The Company has sought to become a full-service provider of printing and production for its customers. During the quarter, the Company saw 20% sales growth at its Plastic Printing division as that division began to see the benefit of recent capital investments that increased its production capacity and expanded its production capabilities. Sales for paper based security products grew 30% from the same quarter of 2007, as the Company benefited from increased sales of its safety paper for prescriptions, and custom projects, including voter registration paper used for a foreign election, and coupons for a Fortune 500 customer.

Royalty revenue decreased primarily due to the absence of royalty revenue as a result of the new agreement with the Ergonomics Group in the second quarter of 2008, as described below, which previously had contributed approximately $60,000 per quarter of royalty revenue. Otherwise, royalty revenue reflected reductions in technology usage reported by its remaining licensing customers.

Legalstore.com saw an approximately 15% decline in orders from the 2007 quarter, which we believe was due to slowing conditions in the general economy along with the effects of an issue with its adword placements on one of the major search engine sites. The Company addressed its adword issue at the end of the quarter, and expects legal products to return to historical levels in the fourth quarter of 2008.

For the first nine months of 2008, revenue increased 23% compared to the first nine months of 2007 primarily as a the result of the significant impact of royalty revenue recognized in the second quarter of 2008 along with a 24% growth in the company’s sales of its security printing and products. During the second quarter of 2008, the Company recognized approximately $542,000 of previously deferred royalty revenue as the result of a new agreement with the Ergonomic Group in April 2008. Under a previous agreement with the Ergonomic Group, the Company received $1,000,000 in non-refundable license and royalty fees, of which $500,000 was recognized as royalty revenue pro-ratably over a two year license period and the remaining $500,000 was considered a prepaid royalty, to be recognized as revenue when sales of products using the licensed technology were made. This agreement was cancelled and a new agreement with the Ergonomic Group that covers the Company’s newest digital technologies was established. As a result, the non refundable license and royalty payment no longer met the criteria for deferral and was recognized in the second quarter of 2008.

These growth areas were partially offset by a significant decline in digital solutions sales during the first nine months of 2008 as compared to the first nine months of 2007 due to the absence of any digital solutions implementations during 2008.

Cost of Sales and Gross Profit

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% change vs. 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% change vs. 2007

Costs of revenue
Security printing & products	$636,000	$636,000	0%	$2,028,000	$1,691,000	20%
Digital solutions	4,000	3,000	33%	11,000	41,000	-73%
Legal products	86,000	83,000	4%	258,000	276,000	-7%
Total cost of revenue	726,000	722,000	1%	2,297,000	2,008,000	14%

Gross profit
Security printing & products	698,000	310,000	125%	1,393,000	1,074,000	30%
Royalties	181,000	278,000	-35%	1,402,000	871,000	61%
Digital solutions	4,000	6,000	-33%	14,000	143,000	-90%
Legal products	64,000	93,000	-31%	225,000	237,000	-5%
Total gross profit	947,000	687,000	38%	3,034,000	2,325,000	30%

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% change vs. 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% change vs. 2007
Gross profit percentage:
Gross profit percentage:	57%	49%	16%	57%	54%	6%

Gross profit increased 38% to $947,000 in the thrid quarter of 2008 as compared to the $687,000 of gross profit realized in the third quarter of 2007, primarily the result of stong sales of the company’s security printing and products and the ability of the Company to increase its margins through operating efficiencies and material cost savings that the Company was able to generate at its plastics division’s new facility. The increase in gross profits of this group was partially offset by decreases in royalty, digital solution and legal products profits, respectively, for reasons discussed above. For the nine months ended September 30, 2008, the Company’s gross profit increased at a slightly higher rate as the Company’s gross profit percentage increased 6 percentage points as compared to the 2007 period.

Operating Expenses

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% change vs. 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% change vs. 2007

Selling, general and administrative
General and administrative compensation	$539,000	$514,000	5%	$1,622,000	$1,310,000	24%
Professional Fees	206,000	352,000	-41%	780,000	1,036,000	-25%
Sales and marketing	204,000	466,000	-56%	892,000	1,525,000	-42%
Depreciation and amortization	42,000	20,000	110%	126,000	61,000	107%
Other	319,000	289,000	10%	902,000	685,000	32%
Research and development	73,000	111,000	-34%	322,000	314,000	3%
Stock based payments	480,000	338,000	42%	1,506,000	971,000	55%
Impairment of patent defense costs	-	-		292,000	-
Amortization of intangibles	541,000	480,000	13%	1,605,000	1,259,000	27%

Total Operating Expenses	2,404,000	2,570,000	-6%	8,047,000	7,161,000	12%

Selling, General and Administrative

General and administrative compensation costs were 5% higher in the third quarter of 2008 as compared to the third quarter of 2007 which was primarily due to the impact of a bonus reversal of approximately $41,000 in the 2007 period, which offset the impact of salary reductions made by the Company during 2008. In addition, the 2008 amount reflects an increase in the cash compensation of the non-employee members of the Company’s board of directors.

Professional fees - The decrease in professional fees during the third quarter and first nine months of 2008 reflect significant decreases in non-patent related legal fees, accounting fees, and stock transfer and investor relations fees. These costs savings reflect reduced SEC compliance costs and decreased legal activity, along with the impact of the Company’s cost-cutting program it initiated in March 2008. For the nine months ended September 30, 2008, these cost savings were partially offset by increases in the use of consultants for sales and business development efforts during the first three months of 2008.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% change vs. 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% change vs. 2007

Professional Fees Detail
Accounting and auditing	$40,000	$71,000	-44%	$213,000	$236,000	-10%
Consulting	79,000	95,000	-17%	$341,000	292,000	17%
Legal Fees	43,000	120,000	-64%	$94,000	255,000	-63%
Stock Transfer, SEC and Investor Relations	44,000	66,000	-33%	$132,000	253,000	-48%

	$206,000	$352,000	-41%	$780,000	$1,036,000	-25%

Sales and marketing expenses, including sales and marketing personnel costs, decreased in the third quarter and the first nine months of 2008 as the Company reduced sales and marketing headcount by four, reduced public relations and marketing costs and significantly reduced the amount spent on travel and entertainment. The Company reduced these costs as it realigned its sales process in order to maximize the results of its sales and marketing efforts with the goal of focusing of near term revenue opportunities.

Other operating expenses are primarily rent and utilities, office supplies, IT support, bad debt expense and insurance costs. Increases in the third quarter an first nine months of 2008 reflect costs increases associated with an increase in rent costs and one time costs associated with the move of the Company’s plastic printing division to a larger facility, higher utility costs, and an increase in insurance costs.

Stock-Based Compensation. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation increases in the three and nine month periods ended September 30, 2008 reflect equity-based payments made to employees, directors, and third-party consultants, including approximately $194,000 of expense as the result of the acceleration of vesting of restricted shares and $18,000 due to the modification of options to the Company’s former President as the result of his separation from the Company in May 2008. In addition, on August 13, 2008, the Company cancelled 330,500 employee stock options with exercise prices ranging from $6.24 to $12.50, and replaced the cancelled options with 330,500 employee stock options with an exercise price of $6.00. No other terms of the options were modified. On the date of grant, the fair market value of the Company’s Common Stock was $5.15. The repricing was treated as a modification under FAS123R, and resulted additional aggregate fair value expense determined using the Black- Scholes option pricing model of approximately $225,000, of which approximately $170,000 was expensed as of the grant date for fully vested options. The remaining fair value of the modified options will be expense proratably during the expected vesting period of the options thru 2010.

Research and Development

We invest in research and development to improve our existing technologies and develop new technologies that will enhance our position in the document security market. Research and development costs consist primarily of compensation costs, and costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally. During the third quarter of 2008, the Company reduced its research and development by one person who was replaced on October 1, 2008.

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

Amortization of Intangibles

Amortization of intangibles expense increased 13% in the third quarter of 2008 as compared to the third quarter of 2007 which was primarily the result of an increase of $1.1 million in the Company’s capitalized patent defense costs from December 2007 to September 2008. We amortize the costs associated with patent rights that we acquired in 2005 and legal costs associated with the registration and defense of our patents, including the costs associated with our lawsuit against the ECB for patent infringement and the related ECB countersuits for patent validity. A significant portion of these assets were acquired by the issuance of equity-based instruments. On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners which agreed to pay substantially all of the litigation costs associated with its ECB litigation. Under the terms of the agreement the Company transferred and assigned a 49% interest of all of the Company’s rights, title and interest in its European Patent 0455750B1 and the two parties agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. The Company considered this a triggering event and reviewed its remaining capitalized patent costs related to the Patent for impairment as of September 30, 2008. With the assistance of Trebuchet, the Company determined that the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent was still in excess of the current carrying amount.

As a result of the Trebuchet agreement, and the transfer and assignment of our 49% interest in the patent, or $1,670,000, our net amortizable patent asset base at September 30, 2008 was approximately $2.9 million and will generate approximately $1.0 million in annual amortization expense during the next 3 years, as compared to approximately $2.0 million in annual amortization expense the Company was recognizing prior to the Trebuchet transaction.

In addition, the Company has approximately $683,000 of net other intangible assets as of September 30, 2008 that consist of a royalty right, a non-exclusive marketing right, as well as acquired intangibles including customer lists and a trade name. These assets will generate approximately $250,000 of annual amortization expense during the next 2.5 years. In addition, the Company has approximately $1,397,000 in goodwill derived from acquisitions. Goodwill is not amortized, but could become a component of expense if an impairment is determined. The Company reviews these assets for impairment annually or if a triggering event occurs. If an impairment, such as unfavorable ruling in the Company’s patent validity or infringement lawsuits or an assessment of non-commerciability of certain of its patents, then the Company would write-off a portion of these assets, which could be a significant expense in the period incurred.

Other Income and Expense

On May 31, 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a counterclaim by the Company in the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006. The Company expects to collect the full amount of the judgment.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC. Pursuant to the Agreement, Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the European Central Bank ("ECB") infringed in printing of the Euros currency. Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have as a separate and exclusive interest including a separate and distinct right to exploit the Patent. Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for proceeds of $500,000, As a result, the Company recognized a loss on sale of patent assets of approximately $1,170,000.

Net Loss and Loss Per Share

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% change vs. 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% change vs. 2007

Net loss	(2,664,000)	(1,881,000)	42%	(6,182,000)	(4,792,000)	29%

Net loss per share, basic and diluted	$(0.19)	$(0.14)	36%	$(0.45)	$(0.35)	29%

Weighted average common shares outstanding, basic and diluted	14,286,192	13,676,030	4%	13,879,891	13,629,241	2%

During the third quarter of 2008, the Company experienced a net loss of $2.7 million, a 42% increase from the net loss of the third quarter of 2007. The increase in net loss during the quarter was primarily the result of the Company’s recognition of a one-time loss on the sale of patent assets of $1.2 million. Otherwise, net loss for the third quarter of 2008 quarter without the impact of this one time loss would have been approximately $1.5 million, a decrease of approximately 20% from the third quarter of 2007. The improvement in net loss, other than the effect of the one-time loss on sale of patent, was due the Company’s ability to increase its sales and gross profits while reducing its operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Nine Months Ended:
	September 30, 2008		September 30, 2007		% change vs. 2007

Cash flows from:

Operating activities	$(2,116,000)		$(2,562,000)		17%
Investing activities	(871,000)		(1,495,000)		42%
Financing activities	2,688,000		(369,000)		828%
Working capital	(836,000)		352,000		-338%
Current ratio	0.68	x	1.12	x	-39%
Cash and cash equivalents	$443,000		$1,377,000		-68%
Revolving credit notes	$1,858,000		$-
Funds Available from Open Credit Facilities	$1,742,000		$-

As of September 30, 2008, our cash and cash equivalents were approximately $443,000, down from approximately $742,000 at December 31, 2007. The decrease was primarily due to the use of cash for operations and the use of cash to defend the Company’s patent rights offset by the receipt of $2,358,000 from the Company’s three credit facilities. During the third quarter of 2008, the Company used $500,000 proceeds from the sale and assignment of certain of its patent rights to a third party to pay down one of its credit facilities. As of September 30, 2008, the Company had approximately $1.9 million outstanding under two credit agreements, which are due and payable over the next two years. As of September 30, 2008, the Company was in default of both agreements due to a failure to pay interest when due. Both Fagenson and Co., Inc. and Patrick White have agreed to waive the defaults through January 1, 2010.

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$1,858,000	$-	$1,858,000	$-	$-

The Company expects to continue to use cash for its operations and the remainder of 2008. In March 2008, the Company initiated a cost reduction program in order to bring its cash expenditures to a level closer to its current revenue base. As a result of these cost cuts, the Company has reduced its annual cash operating expense base by approximately $1.5 million. In addition, in August 2008, the Company sold 49% of its patent related to its ECB litigation to a third party in exchange for the third party’s commitment to fund nearly all of the remaining costs associated with pending litigation efforts. This agreement, while reducing the potential proceeds that the Company could receive upon a successful outcome of litigation by half, essentially eliminates the Company’s cash requirements for its ECB litigation efforts, which has historically been a significant use of cash for the Company.

As of September 30, 2008, the Company has an aggregate of $1,742,000 remaining available under two revolving notes that terminate on January 4, 2010. In addition, the Company has $1,300,000 in subscriptions receivable which it expects to receive in six-month installments over the next two years. Based on these funding sources, the Company believes that it has sufficient available funds to meet is cash needs for the at least the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, the Company eliminated the use of an outside consultant formerly used to enhance the segregation of duties for financial reporting. Concurrently, the Company modified and expanded one of its existing internal positions to accommodate some of the control objectives affected by the elimination of the outside consultant role. The Company will evaluate the effect of its changes in internal controls during its annual assessment of its internal controls.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 10 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in European Court of First Instance in Luxembourg. We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices. The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB. The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($144,000), which, unless the amount is agreed will be subject to an assessment procedure that will not likely be concluded until approximately the end of 2008, which the Company will accrue as soon as the assessed amount, if any, is estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent. Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal. The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries. On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000) on April 19, 2007. We expect that an additional 90,000 pounds ($162,000 at September 30, 2008) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses as of September 30, 2008. In July 2007, the Company posted a bond of 87,500 British pounds ($157,500 at September 30, 2008), as collateral for the appeal costs which is recorded as restricted cash at September 30, 2008. On June 19, 2008, the Company paid 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal. The Company may also owe additional legal fees associated with the Court of Appeal decisions, which, unless otherwise agreed by the parties, will be subject to an assessment procedure that will not likely be concluded earlier than the first quarter of 2009. The Company will record the assessed amount, if any, as soon as it is estimatable.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($64,000 at September 30, 2008), which the Company will record when the amount, if any, is received. The ECB has filed an appeal against that decision, which is not expected to be decided before 2010. On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court. The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision. The Company filed an appeal against the French decision on May 7, 2008. On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands. The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the fourth quarter of 2008.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency. Additional trials on the validity of the Patent are expected in other European jurisdictions in 2008 and 2009.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement. Under the terms of the Agreement, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

On January 31, 2003, the Company commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which the Company have an interest. The Company commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggert is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which the Company acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada the Company’s “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to the Company. Among other things, the Company contends that certain of the purported agreements are not binding and/or enforceable. To the extent any of them are binding and enforceable, the Company claims that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against the Company, claiming Adler owns or co-owns or has a license to use certain of the Company’s technologies. In May 2005, the Company filed a first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants. In February 2007, the Company filed a second amended and supplemental complaint adding Judith Wu (McTaggert’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants. Maxon has asserted a counterclaim against the Company contending that the Company’s purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition. The Company has denied the material allegations of all of the counterclaims. If Adler or Maxon is successful, it may materially affect the Company, the Company’s financial condition, and the Company’s ability to market and sell certain of the Company technology and related products. This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

ITEM 1A – RISK FACTORS

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

Since our inception in 1984, we have accumulated deficits from historical operations of approximately $30,397,000 at September 30, 2008. In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media. We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have secured credit facilities that have large principal payments due and if we are unable to repay them with cash we may be forced to repay, in whole on in part, with each credit facility’s applicable collateral, which would have a material adverse effect on our financial position.

On January 4, 2008, we entered into two credit facilities with and aggregate borrowing capacity of $3.6 million that is repayable in full on January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary (“P3”), and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable, excluding the accounts receivable of P3. As of September 30, 2008, the Company was in default of both agreements due to a failure to pay interest when due. Both Fagenson and Co., Inc. and Patrick White have agreed to waive the default through January 1, 2010. If we cannot generate sufficient cash from operations or raise cash from other sources, including without limitation, fund-raising through sales of equity, and if we cannot refinance the credit facilities, we may have to repay, in whole or in part, one or both of the credit facilities with each credit facility’s applicable collateral, which would have a material adverse effect on our financial position.

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operations.

We have incurred significant net losses this year and previous years. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include our ability to (i) increase paper and plastic card sales and (ii) increase sales of our digital products. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

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

We are subject to litigation and alleged litigation, including without limitation our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid. For more information regarding this litigation, see Part II Item 1- Legal Proceedings. If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated. Furthermore, we have granted nearly all control over our ECB Litigation a third party, Trebuchet Capital Partners, LLC., who may or may not have the resources or capabilities to successfully defend our patent rights.

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

As of September 30, 2008, there are approximately 185 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of September 30, 2008, there were outstanding stock options and warrants to purchase an aggregate of 1,306,343 shares of our Common Stock at exercise prices ranging from $2.20 to $12.65 per share and a weighted average exercise price of $10.24. In addition, as of September 30, 2008, there were 237,793 restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities vest, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC which agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the ECB in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency. Trebuchet has also purchased 100,000 shares of the Company’s common stock, subject to the American Stock Exchange approving the listing of such shares, for an aggregate purchase price of $400,000, the proceeds of which will be used by the Company to pay existing, accrued costs related to the Litigation. On July 18, 2008, the Company issued 19,266 shares to a vendor as payment for $94,000 of the vendor’s outstanding bills.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010. The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary. Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement. In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors. Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010. Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3. Interest is payable quarterly in arrears and the principal is payable in full at the end of the Term under the White Credit Agreement. Mr. White can accept common stock as repayment of the loan upon a default. Under the terms of the agreement the Company is required to comply with various covenants. During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility were being finalized. As of September 30, 2008, the Company was in default of both agreements due to a failure to pay interest when due. Both Fagenson and Co., Inc. and Patrick White have agreed to waive the default through January 1, 2010.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

  (a)   Exhibits

Item 3.1  Articles of Organization of the Registrant, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).*

Item 3.2  By-laws of the Registrant, as amended (incorporation by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).*

Item 10.1 Agreement, dated August 20, 2008, between Document Security Systems, Inc. and Trebuchet Capital Partners, LLC

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

DOCUMENT SECURITY SYSTEMS, INC.

November 10, 2008	By:	/s/ Patrick White
Patrick White Chief Executive Officer

November 10, 2008	By:	/s/ Philip Jones
Philip Jones
Acting Chief Financial Officer (Vice President of Finance)