Form 10-Q/A
period 2008-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2008-12-30
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Applicable only to corporate issuers
As of December 30, 2008 (the most recent practicable date), there were 14,472,994 shares of the issuer's Common Stock, $0.02 par value per share, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q/A

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

  (a)   Exhibits

Item 3.1  Articles of Organization of the Registrant, as amended (incorporated by reference to exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).*

Item 3.2  By-laws of the Registrant, as amended (incorporation by reference to exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).*

Item 10.1  Agreement, dated August 20, 2008, between Document Security Systems, Inc. and Trebuchet Capital Partners, LLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

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

DOCUMENT SECURITY SYSTEMS, INC.

December 30, 2008	By:	/s/ Patrick White
Patrick White Chief Executive Officer

December 30, 2008	By:	/s/ Philip Jones
Philip Jones
Acting Chief Financial Officer (Vice President of Finance)