Form 10-K
period 2008-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2009-03-31
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
1-32146

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

New York	16-1229730
(State of incorporation)	(IRS Employer Identification Number)

First Federal Plaza 28 East Main Street, Suite 1525 Rochester, New York 14614
(Address of principal executive office)

(585) 325-3610
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock (Par Value - $0.02)	NYSE Amex Equities

Securities registered under to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
YES ☐   NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐   NO ☒

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

          Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer   ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No☒

The aggregate market value of the stock held by non-affiliates (7,416,786 shares) computed by reference to the closing price of such stock ($4.90), as of June 30, 2008, was $36,342,251.

As of March 26, 2009, there were 14,697,556 shares of Common Stock of Document Security Systems, Inc. issued.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 28, 2009, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

ITEM 1 - DESCRIPTION OF BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets, produces and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging. We hold patents and patent pendings that protect our technology.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

We were organized as a New York corporation in 1984, and in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media.  To accomplish this, we acquired Lester Levin, Inc, an operator of a small printing company, an Internet-based business called Legalstore.com, and Thomas M. Wicker Enterprises, Inc. and Document Security Consultants, Inc., two privately owned companies engaged in the document security technology business with rights to certain patents developed by certain members of the Wicker Family.  As a result of these acquisitions, we compiled the basis of our document security business by combining basic print capabilities necessary for research and development with the knowledge and expertise of our team of printing professionals and a foundation of patented technologies and trade secrets from which to launch our product offerings.  Since this early stage, we have focused our efforts on developing and in some cases patenting new technologies and products, building our corporate, operational, marketing and sales staff to accommodate our expected growth, and developing and implementing our patent and intellectual property protection strategy.

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

In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, NY with approximately $7.6 million in sales in 2007.   We formed a new subsidiary called DPI Secuprint, Inc. to house this new company.  As a result of this acquisition, we have significantly improved our ability to meet our current and expected future demand of our security paper products as well as improving our sales cycle and competitiveness in the market for custom security printing, especially in the areas of vital records, coupons, transcripts, and prescription paper.   In addition, as a result of the acquisition, we believe we can offer our customers a wider range of commercial printing offerings.

We generated revenue from continuing operations of $6.6 million in 2008, which equaled a 11% increase compared to 2007. The increase was primarily due to increases in royalty revenue from the licensing of the Company’s technology, and from increases in sales of security and commercial printing..  Specifically, during 2008, the Company saw increased demand for its safety paper, especially in the first half of 2008 due in part to new legislation that required hospitals, physicians and pharmacies to use tamperproof paper to fill all Medicaid prescriptions.  Initially, the requirement, which was part 7002(b) of the “U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act of 2007” was to become effective on October 1, 2007, but a six-month grace period pushed the deadline to April 1, 2008.  The Company, primarily through its customer Boise Cascade, saw an increase in demand to meet the initial October 1, 2007 deadline, which positively impacted the Company’s revenue during the first half of 2008.   In addition, we experienced increased sales of our plastic printed products which was helped by the investments we made during the latter half of 2007 and early 2008 that expanded the production capacity of our plastics group.    Through the first three quarters of 2008, our combined revenue growth was 23%.  However, during the fourth quarter of 2008, sales of all our products experienced declines that dampened our full year results, which we believe reflected the impact of the significant downturn in the overall world economic climate that occurred during that period.

During 2008, gross profit from continuing operations increased by 16%, a greater pace than the 11% increase in revenue because a large portion of the increased revenue during 2008 was from royalty revenue, the Company’s highest margin product category.    Operating expenses from continuing operations for 2008 were $10.6 million compared with $10.1 million in 2007, an increase of 5%.  A significant portion of our operating expenses (44% in 2008, 32% in 2007) are comprised of depreciation and amortization, stock based compensation, and asset impairment costs.  During 2008, we initiated efforts to reduce our costs structure, and significantly reduced certain sales and marketing costs, consulting and professional fees, which as a group decreased by 14% during 2008. In addition, we spent approximately 6.5% (7.0% - 2007) of our revenue on research and development costs. These costs savings were offset by increases in non-cash operating expenses of stock based compensation, intangibles amortization, and impairments of intangible assets, which as a group increased 35%.

We recorded a net loss during 2008 of $8.3 million, or $0.59 per basic and diluted share, compared with a net loss of $7.0 million in 2007 or $0.51 per basic and diluted share.

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

Our products can be delivered on paper, plastic, or digitally via our AuthentiGuard® DX product suite.  We believe that our continued efforts in the field of digital security and technology greatly expands the reach and potential market for our AuthentiGuard® DX digital products and enterprise solutions.   We believe that our AuthentiGuard® DX solution significantly changes the economics of document security for many customers as it eliminates the requirement to utilize pre-printed forms while allowing customers to leverage existing investments in their information technology infrastructure.

Technologies

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions. Our primary anti-counterfeiting products and technologies are marketed under the following trade names:

•
AuthentiGuard™ DX is a networked appliance that allows the author of any Microsoft Office document (Outlook, Word, Excel, or PowerPoint) to secure nearly any of its alphanumeric content when it is printed or digitally stored. AuthentiGuard® DX prints selected content using DMC’S patented technology so that it cannot be read by the naked eye. Reading the hidden content, or authenticating the document is performed with a proprietary viewing device or software.

Like AuthentiGuard™ DX - AuthentiGuard™ Demand™ is a customized software or a web-based application that incorporates the verification feature of AuthentiGuard® Prism™ and the anti-copy anti-scan features of AuthentiGuard® Pantograph 4000™ in a manner that makes those technologies printable from desktop printers and digital presses worldwide.  On-Demand™ provides the ability to produce highly secure documents virtually “any-time, anywhere”, and is highly effective in variable data applications.

•
AuthentiGuard® Laser Moiré™, a counterfeit deterrent technology, prevents counterfeit reproductions by creating gross distortions and unmistakable moiré interference patterns throughout the image.  Verification of original documents or images is fast and easy with The Authenticator – our proprietary lens that reveals the moiré pattern.  The technology is embedded into an image that requires protection from duplication and theft, such as photographs, portraits, currency, driver’s licenses, postage stamps, tickets, labels, brand packaging, or documents.

•
AuthentiGuard® Prism™, a verification technology, embeds hidden words, images, or logos using 2-color or 4-color processes that are only visible using a special, non-public proprietary Prism™ lens that reveals hidden Prism™ images.  We believe that the hidden words, images or logos embedding with the Prism™ technology cannot be reproduced with even the most sophisticated digital copiers or scanners.  As a result, the absence of the hidden words, images or logos alerts the end-user that the document is counterfeit.  The PrismTM technology protects verification forms such as spare parts, packing slips, checks, currency, licenses, travelers’ checks, postage stamps, legal documents, tickets, labels, and brand packaging.

•
AuthentiGuard® Pantograph 4000™, a counterfeit deterrent technology, provides what we believe is the most powerful, patented pantograph technology ever created.  Hidden words such as “VOID” or “COPY”, company logos, or designs appear when a document utilizing the technology is photocopied or scanned, preventing unauthorized duplication.  Although there are other versions of this technology being sold by competitors, we believe that no version other then our Pantograph 4000™ defeats high and low resolution scanners and produces crisp clear and readable warning words.  We believe that virtually any printable surface can utilize the technology, including paper, Teslin, PVC, Tyvek and cardboard packaging.  This technology has been used for gift certificates, school transcripts, coupons, tickets, checks, packing slips, receipts, schematic drawings, plans, music, scripts, training manuals, business plans, internal memos, letterhead, legal forms and prescription pads.

•
AuthentiGuard® Phantom™, a verification technology, uses “tilt-to-reveal” hidden images or words that can be easily viewed without special equipment.  Viewed straight on, the hidden images are virtually invisible to the naked eye, but when the package or document is viewed at an angle, the hidden images are clearly revealed. For added security, we believe that our patented Phantom™ technology cannot be reproduced with even the best copiers or scanners.

•
AuthentiGuard® VeriGlow™, a verification technology, is a two-tiered, customized document security system that utilizes unique photosensitive inks and incorporates embedded hidden messages or images that are only viewable with a special light source and our special non-public proprietary Veri-Glow reading device.  This patent pending technology can be applied during the printing process or it can be applied to pre-printed items and is useful in the protection of vital records such as passports, documents, brand protection, packaging and currency.

•
AuthentiGuard® Survivor 21™, a counterfeit deterrent technology, protects printed checks from duplication via digital copiers and scanners while providing a patent-pending security feature that survives the background dropout that results from bank’s archival scan.  Survivor 21™ was created to meet new government banking regulations that require documents to be archive-scan friendly, without compromising security.

•
AuthentiGuard® Obscurascan™, a counterfeit deterrent technology, sometimes called “Color Separation Multiplier”, protects against the counterfeiting of any process color document, package, image or label.  A hidden technology is embedded into the document that severely alters images so that printing plates or digital color separations for the four-color process are distorted by substantially increasing the density of the primary colors - making it nearly impossible to recreate a useable color image.  When a counterfeit is attempted on a document using this technology, the output is a muddy, dark unusable blend of colors.  This technology also produces chattering wavy lines, causing additional distortion of the image.

•
AuthentiGuard® Block-Out™, a counterfeit deterrent technology, also called the “anti-color reproduction system”, makes it very difficult to reproduce protected documents on digital color copiers.  Certain copiers recognize Block-Out’s embedded graphics on the original document, and print out solid black sheets or highly distorted images.  Block-Out™ is our own unique proprietary graphic design that is recognized and triggers a mechanism developed by Omron Corporation in some copiers. We developed it to prevent color copiers and photo processors from replicating any image or document that contains our custom Block-Out™ graphics.  This technology can be integrated into highly sensitive government documents such as currency, car titles, passports and licenses as well as checks, travelers’ checks, postage stamps, photographs, original art and brand packaging.

•
AuthentiGuard® MicroPerf™, a verification technology, creates a verifier mark that is invisible to the naked eye when viewed under normal circumstances and unnoticeable to the touch, but can be viewed by simply holding the document up to a normal light for fast and easy authentication.  MicroPerf™ uses a laser to insert fine perforations into the document, and can be placed on vital records, documents, packaging or currency and is a micro-sized perforation in the shape of a word or image that cannot be removed or altered in any way.

Products and Services

Generic Security Paper:  Our primary product for the retail end-user market is AuthentiGuard® Security Paper. AuthentiGuard® Security Paper is blank paper that contains our Pantograph 4000TM technology.  The paper reveals hidden warning words, logos or images using The Authenticator- our proprietary viewing lens – or when the paper is faxed, copied or scanned.  The hidden words appear on the duplicate or the computer digital file and essentially prevent documents, including forms, coupons and tickets, from being counterfeited.  We market and sell our AuthentiGuard® Security Paper primarily through one major paper distributors: Boise.  Since 2005, Boise has marketed our AuthentiGuard® Security Paper under its Boise Beware brand name in North America, primarily through its commercial paper sales group. We retain the rights to sell the AuthentiGuard® Security Paper directly to end-users anywhere in the world.

Secruity and non-security printing:  Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based and software enterprise solutions.  We market and sell to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.  In addition,  we provide a full range of digital and large offset commercial printing capabilities to our customers.

Since our inception, we have primarily outsourced the production of the majority of our custom security print orders to strategic printing vendors.  In December 2008, we acquired a commercial printer with long-run offset and short run digital printing capabilities that will allow us to produce the majority of our security print orders in-house.    We produce our plastic printed documents such as ID cards, event badges, and driver licenses at our manufacturing facility in Brisbane, California under the name Plastic Printing Professionals. In late 2007, we moved our P3 manufacturing facility to a 25,000 square foot facility in order to increase our plastic manufacturing capacity, and during 2008, we upgraded their production capabilities by adding equipment that will improve its productivity, along with equipment for high speed data encoding and equipment that for productions of high-volume precision RFID cards.  .

Digital Security Solutions:  Using software that we have developed, we can electronically render several of our technologies digitally to extend the use of optical security to the end-user of sensitive information.  With our  AuthentiGuard™ DX  we market a networked appliance that allows the author of any Microsoft Office document (Outlook, Word, Excel, or PowerPoint) to secure nearly any of its alphanumeric content when it is printed or digitally stored. AuthentiGuard® DX prints selected content using DMC’S patented technology so that it cannot be read by the naked eye.  Reading the hidden content, or authenticating the document is performed with a proprietary viewing device or software

Technology Licensing:  We license our anti-counterfeiting technology and trade secrets to security printers through licensing arrangements.  We seek licensees that have a broad customer base that can benefit from our technologies or have unique and strategic capabilities that expand the capabilities that we can offer our potential customers Licenses can be for a single technology or for a package of technologies.  We offer licensees a variety of pricing models, including:

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

Intellectual Property

Patents

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on the research and development to ensure that we are a market leader the ability to provide our customers effective solutions against a never changing array of counterfeit risks.

Based largely on these efforts, we currently own eight patents and have over a dozen patent applications pending, including provisional and PCT patent applications and applications that have entered the National Phase in various countries including the United States, Canada, Europe, Japan, Brazil, Israel, Mexico, Indonesia and South Africa. These applications cover our technologies, including our AuthentiGuard® On-Demand, AuthentiGuard® Prism™ AuthentiGuard® ObscuraScan™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development.

We also jointly have the rights to Patent No. 5,707,083 with R.R. Donnelly. Under the terms of our agreement with R.R. Donnelly, it has no rights in any revenue generated by us through the technology represented by the patent. R.R. Donnelly may license the technology but is required to split any revenue with us after costs associated with any licensing.

In addition to our current patent activities, we own several patents that we acquired in 2002 when we acquired companies owned by various members of the Wicker Family and The Estate of Ralph Wicker, including US Patents 5,018,767, European Patent 0455750, Canadian Patent 2,045,580, and a 50% ownership of US Patent No 5,735,547 (collectively, the “Wicker Patents”).  However, due to previous contractual agreements associated with the Wicker Patents, we did not obtain certain economic rights to these patents, including certain economic rights to benefits derived from settlements, licenses or other subsequent business arrangements from any person or entity that had been proven to infringe these patents.  Therefore, to consolidate our ownership and economic rights to the Wicker Patents, we entered into the following transactions.  In 2004, we entered into an agreement with The Estate of Ralph Wicker and its assigns to purchase from them the right to 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker Patents that we choose to pursue, with The Estate of Ralph Wicker receiving the remaining 30% of such economic benefit.

In February 2005, we further consolidated our ownership of the Wicker Patents by purchasing the economic interests and ownership from 45 persons and entities that had purchased various rights in Wicker Family technologies, including the Wicker Patents.  As a result of this transaction, we increased our ownership of US Patent 5,735,547 to 100%, and increased to our right to future economic benefits to the Wicker Patents to approximately 86% of all settlements or license royalties derived from, among other things, infringement suits related to the foreign Wicker Patents, including European Patent 0455750.  Pursuant to these transactions, we issued an aggregate of 541,460 shares to of our Common Stock, valued at approximately $3.9 million.

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

Research and Development

During the fiscal years ended December 31 2008 and 2007, we spent $432,550 and $420,063 on research and development activities, respectively.

Major Customers

During 2008, two customers accounted for 11% and 10% of the Company’s total revenue from continuing operations, respectively.  As of December 31, 2008, one customer account receivable balance that was acquired as part of the Company’s acquisition of the assets of a commercial printer in December 2008, accounted for 42% of the Company’s trade accounts receivable balance.   During 2007, one customer accounted for 13% of the Company’s total revenue from continuing operations.  As of December 31, 2007, one customer accounted for 16% of the Company’s trade accounts receivable balance.

Websites

We maintain the website, www.documentsecurity.com, which describes our patented document security solutions, our targeted vertical markets, company history, and offers our security consulting services. We also maintain www.plasticprintingprofessionals.com, which describes our ID card and other plastic and vinyl printing services. In addition, we maintain the websites www.safetypaper.com and www.protectedpaper.com, which are e-commerce sites that market and sell our patented blank Security Paper, hand-held security verifiers and custom security documents to end users worldwide.  We also utilize www.authenticate-360.com, a website which is hosted and owned by our licensee, The Ergonomic Group; this website is a source for counterfeiting information and promotion of our On-Demand™ products. We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields.  In addition, in December 2008, we acquired substantially all of the assets of DPI of Rochester, a commercial printer which maintains the website www.dpirochester.com, which describes its pre-press and production capabilities.

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

Our competitors include Standard Register Company, which specializes in printing security technologies for the check and forms and medical industries; De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies; Xerox, an industry leader in copying and scanning that has made recent entries into the anti-counterfeiting business and has a competing Safety Paper product called “X Void.”  Our P3 ID card manufacturing operation competes with Arthur Blank and Company, Inc. which supplies advanced ID technology to the U.S. federal government and other government programs worldwide, with a range of products and solutions that includes secure ID technologies.

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

In December 2008, we acquired the assets of a commercial printer.  The general commercial printing segment generates in the U.S. over $50 billion in annual sales based on available industry data.  The general commercial printing industry in the U.S. is highly fragmented and most customers procure print services from local sources. Therefore, we compete primarily with locally-based printing companies in the Rochester and Western New York markets.  Most of our competitors are privately-held, single location operations; however, some competitors are large corporations, both publicly and privately owned.

In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry (approximately 96% of our fiscal 2008 revenues were U.S.-based). To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected.

Segment Information

We operate through two segments:

•
Security and commercial printing.  This segment consists of the license, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and P3 divisions, along with commercial printing provided by P3 and DPI Secuprint, our newly acquired commercial print operation  In September 2007, we sold the assets of our retail printing and copying division, a former component of the Document Security and Production segment, to an unrelated third party as this operation was not critical to our core operations.  The results of this division are reported as discontinued operations and are not a component of this segment’s results.

•	Legal Supplies. This segment consists of the sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States, via the Legalstore.com website.

Financial information regarding these segments is provided in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Employees

As of December 31, 2008, we had 85 full and part-time employees, which includes 39 employees from our newly acquired company DPI Secuprint.  It is important that we continue to retain and attract qualified management and technical personnel.  Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are good.

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

As counterfeiting continues to increase worldwide, various new laws and mandates are occurring to address the growing security problem which we believe will increase our ability to generate revenue.  For example, in 2007 Federal legislation was enacted that required hospitals, physicians and pharmacies to use tamperproof paper to fill all Medicaid prescriptions.  Initially, the requirement, which was part 7002(b) of the “U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act of 2007”, was effective  April 1, 2008.   Since the effective date of this legislation, we realized an increase in the sales of our AuthentiGuard® Security Paper used for Medicaid prescription paper.

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
Since our inception in 1984, we have accumulated deficits from historical operations of approximately $32,500,000 at December 31, 2008.  In 2002, we changed our business model and chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media.  We have continued to incur losses since we began our new business model. Also, we have limited operating and financial information relating to this new business to evaluate our performance and future prospects. Due to the change in our business model, we do not view our historical financials as being a good indication of our future. We face the risks and difficulties of a company going into a new business including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have three secured credit facilities that have large principal payments due in December 2009 and January 2010, and if we are unable to repay them with cash we may be forced to repay, in whole or in part, with each credit facility's applicable collateral, which would have a material adverse effect on our financial position.

On January 4, 2008, we entered into two credit facilities with an aggregate borrowing capacity of $3.6 million that is repayable in full on January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary, and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable, excluding the accounts receivable of our subsidiary Plastic Printing Professionals, Inc. As of December 31, 2008, we were in default of both agreements due to a failure to pay interest when due. Both Fagenson & Co., Inc. and Patrick White have agreed to waive the defaults through January 1, 2010.

On December 18, 2008, our wholly owned subsidiary, Secuprint, Inc., (dba DPI Secuprint, Inc.) entered a secured loan of up to $900,000 to pay for most of the cash portion of the purchase price of our acquisition of the assets of DPI of Rochester, LLC.  The loan is due in December 2009 and is secured by all of the assets of DPI Secuprint.

If we cannot generate sufficient cash from operations or raise cash from other sources, including without limitation, fund-raising through sales of equity, and if we cannot refinance the credit facilities, we may have to repay, in whole or in part, one or all of the credit facilities with each credit facility's applicable collateral, which would have a material adverse effect on our financial position.

Due to our low cash balance and limited financing currently available to us, we may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital.  If we cannot generate additional income or raise additional capital in the near future, we may become insolvent, fail to obtain appropriate relief from bankruptcy, be made bankrupt and/or our stock may become illiquid or worthless.

As of December 31, 2008, our cash balance was approximately $88,000, and our current liabilities totaled approximately $3,486,000. In addition, we have long term debt of $2.5 million.  If we a reach a point where we need additional funding and do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets,  (ii) seek or be forced into bankruptcy and/or obtain appropriate relief from bankruptcy and/or, (iii) continue operations, but incur material harm to our business,  operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern.  Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders.  Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty.  For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.  If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we may not have sufficient resources to continue operations.

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operations to continue as a business.

We have incurred significant net losses in previous years.  Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include our ability to (i) increase paper and plastic card sales and (ii) increase sales of our digital products. While we have approximately $700,000 as of March 31, 2009, of funds available to us under our various credit facilities, we may need to raise additional funds in the future in order to fund our working capital needs. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

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

We are subject to litigation and alleged litigation, including without limitation our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid.  For more information regarding this litigation, see Item 3- Legal Proceedings.  If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated.   Furthermore, we have granted nearly all control over our ECB Litigation to a third party, Trebuchet Capital Partners, LLC., who may or may not have the resources or capabilities to successfully defend our patent rights.

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

Over the past one to two years, we have spent significant funds and time to create new products by applying our technologies onto media other than paper, including plastic and cardboard packaging, and delivered our technologies digitally.  We have had limited success in selling our products that are on cardboard packaging and those that are delivered digitally.  Our business plan for 2009 and beyond includes plans to incur significant marketing and sales costs for these newer products, particularly the digitally delivered products.  If we are not able to sell these new products, our financial results will be adversely affected.

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

Our acquisition program and strategy may lead us to contemplate acquisitions of companies in bankruptcy such as our recent DPI acquisition, which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while bankrupt companies may be acquired for comparatively little money, the cost of continuing the operations may significantly exceed expectations.

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

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations.  The loss of any of our key employees, in particular, Patrick White, our Chief Executive Officer and David Wicker, our Vice-President of Operations, could negatively impact our ability to pursue our growth strategy and conduct operations.  Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future.  We have extended our employment agreements with Patrick White to June 2010.  Our employment agreement with David Wicker expires in June 2011. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

We may need to raise additional funds in the future to fund more aggressive expansion of our business, complete the development, testing and marketing of our products, or make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that these funds will be available for us to finance our development on acceptable terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.   In June 2008, we sold 350,000 shares for an aggregate purchase price of $1.4 million, with $100,000 paid at closing and the remaining $1.3 million payable in six-month installments over two years.  If the Purchaser of such 350,000 does not pay some or all of such remaining $1.3 million purchase price, we will have limited, if any, recourse against the purchaser other than recouping a pro-rata amount of the 350,000 shares.  As of  March 31, 2009, the share subscription was not current and the Company is reviewing its options under the agreement, which may include termination of the agreement.  While we have approximately $700,000 as March 31, 2008 of funds available to us under our various credit facilities, we may need to raise additional funds in the future in order to fund our working capital needs.

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

As of December 31, 2008, there were approximately 185 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of December 31, 2008, there were outstanding stock options and warrants to purchase an aggregate of 1,424,532 shares of our Common Stock at exercise prices ranging from $1.60 to $12.65 per share.  To the extent that these securities are exercised, dilution to our stockholders will occur. In addition, as of December 31, 2008, there were 327,781 restricted shares of our common stock that are subject to various vesting terms.  To the extent that these securities vest, dilution to our stockholders will occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

We may not meet the continued listing standards of the NYSE AMEX

The Company received notice from the NYSE Amex (formerly NYSE Alternext US) on December 2, 2008 that based on a review of our Form 10-Q for the period ended September 30, 2008, the Company did not meet certain of the Exchange’s continued listing standards related to stockholders’ equity as set forth in Part 10 of the NYSE Amex  Company Guide.   The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on January 9, 2009 presented its plan to the Exchange. On January 29, 2009, the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until June 2, 2010 to regain compliance with the continued listing standards and that its listing is being continued pursuant to this extension. The Company will be subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.  There is no guarantee that the Company will be able to regain compliance to the listing standards and therefore, the Company’s common shares may no longer be able to be traded, which could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

ITEM 2 - PROPERTIES

Our administrative offices are approximately 4,700 square feet and are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614 which we occupy under a lease that will expire in 2011,  Our plastic printing division leases approximately 25,000 square feet in Brisbane, CA in a lease that will expire in July 2014. Our Legal Supplies group rents approximately 5,000 square feet in Rochester, NY under a leases expiring in 2010.  DPI Secuprint, our commercial printing group leases an approximately 20,000 square foot facility in Rochester, NY under a lease expiring in 2013.   We believe that our facilities are adequate for our current operations. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

ITEM 3 - LEGAL PROCEEDINGS

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($132,000 as of December 31, 2008), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until approximately the middle of 2009, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000 based on the applicable exchange rate on that date) on April 19, 2007.   We expect that an additional 90,000 pounds ($130,500 at December 31, 2008) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses as of December 31, 2008 in the amount of $182,250.  In July 2007, the Company posted a bond of 87,500 British pounds ($131,000 at December 31, 2008), as collateral for the appeal costs which is recorded as restricted cash at December 31, 2008.  On June 19, 2008, the Company paid an additional 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal.  In January 2009, the Company received a formal request for fee reimbursement from the ECB for a total of $420,000, in addition to amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request,  however, the Company recorded $145,000 as an impairment loss and as additional accrued expenses as of December 31, 2008.   The Company expects that the UK fee issue will be resolved in second half of 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692  ($65,000 at December 31, 2008), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the first half of 2009.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency allowing us to proceed with infringement cases in these countries if we choose to do so.  Additional trials on the validity of the Patent are expected in other European jurisdictions in 2009.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”)  under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company  has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, Under the terms of the Agreement, and in consideration for the Trebuchet's funding obligations, the Company assigned and transferred a 49% interest of the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the American Stock Exchange, where it trades under the symbol “DMC.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2008	$6.85	$4.20
June 30, 2008	6.87	4.68
September 30, 2008	5.25	4.83
December 31, 2008	4.40	1.40

QUARTER ENDING	HIGH	LOW
March 31, 2007	$11.95	$8.60
June 30, 2007	13.79	10.85
September 30, 2007	14.65	10.34
December 31, 2007	11.20	5.32

On March 27, 2009, our Common Stock had a high of $1.70 and a low of $1.65 and a closing price of $1.65.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of Common Stock, par value $0.02. As of March 26, 2009, we had 14,697,556 shares of Common Stock, issued of which 14,375,060 were outstanding.

Recent Issuances of Unregistered Securities

On December 18, 2008, the Company issued a warrant to purchase up to a total of 250,000 shares of the Company's common stock to Baum Capital Investments Inc. ("Baum") in connection with the financing of the Company's acquisition of DPI of Rochester, LLC. As part of the financing, the Company entered a Secured Promissory Note in the principal amount of up to $900,000 with Baum and concurrently issued Baum the warrant. The note has a one-year term, is secured by all of the assets of DPI Secuprint and has an annual interest rate of 15%, with a reduction to 12%, depending on whether certain conditions are met after three months. The warrants have an average exercise price of $2.00 per share, are exercisable from February 16, 2009 and expire on December 17, 2013. The fair value of the warrants of approximately $256,000 was determined using the Black Scholes option pricing model, and was recorded as discount on debt and will be amortized over the term of the Note. The note and warrant were issued in a transaction not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Baum was knowledgeable about the Company's operations and financial condition and had access to such information. The transaction did not involve any form of general solicitation. The note, warrant and the underlying warrant shares issued are restricted from resale.

Stockholders

As of March 26, 2009, we had approximately 1,462 record holders of our Common Stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2008 or 2007.  We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is American Stock Transfer & Trust Co., 6201 15th Avenue, Brooklyn, NY 11219. We act as our own warrant agent for our outstanding warrants.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2008, including the fourth quarter.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated by reference herein.

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

On August 20, 2008, we entered into an agreement with Trebuchet Capital Partners, LLC in which Trebuchet agreed to pay substantially all of the litigation costs associated with pending litigation proceedings initiated by the European Central Bank in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euros currency in exchange for a 50% share of any proceeds generated from the litigation.  Under the terms of the agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have as a separate and exclusive interest including a separate and distinct right to exploit the Patent.

In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a million privately held commercial printer with approximately $7.6 million in sales in 2007 located in Rochester, NY.   We formed a new subsidiary called DPI Secuprint to house this new company.  As a result of this acquisition, we have significantly improved our ability to meet our current and expected future demand of our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, coupons, transcripts, and prescription paper.   In addition, as a result of the acquisition, we believe we can offer our customers a wider range of commercial printing offerings.

During 2008, we placed approximately $600,000 of leased equipment into service at our plastic printing division to significantly increase the production capability and expand its services in the variable data card and RFID markets.  These leases were accounted for as operating leases.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. All amounts have been adjusted to reflect the Company’s results after effect of the discontinued operations.   On September 25, 2007, the Company sold its copying and quick-printing business to a private investor.  In accordance with FASB 144, the Company accounts for the revenue and expenses of this operation, which is a component of its security and commercial printing segment, as a discontinued operation. In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a $7.6 million privately held commercial printer located in Rochester, NY with approximately $7.6 million in sales in 2007.   We formed a new subsidiary called DPI Secuprint to house this new company.  DPI Secuprint’s results for the period from December 19, 2008 to December 31, 2008 are included in 2008 amounts.  The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Revenue

	Year Ended December 31, 2008	Year Ended December 31, 2007	% change vs. 2007
Revenue
Security and commercial printing	$4,387,000	$3,913,000	12%
Technology license royalties	1,614,000	1,195,000	35%
Digital solutions	33,000	201,000	-84%
Legal products	610,000	682,000	-11%
Total Revenue	6,644,000	5,991,000	11%

Revenue - 2008 vs 2007: The increase in total revenue in 2008 compared to 2007 resulted primarily from increases in royalty revenue from the licensing of the Company’s technology, and from increases in sales of security and commercial printing.  These increases were offset by a decrease in digital solutions revenue as the Company did not have any one significant sale of its digital solutions product line as it had in 2007.  Through the first nine months of 2008, revenue had increased 23% compared to the first nine months of 2007 primarily as a the result of the significant impact of royalty revenue recognized in the second quarter of 2008 along with a 24% growth in the company’s sales of its security and commercial printing.   However, during the fourth quarter of 2008, revenue decreased 21% as compared to 2007 as the Company experienced declines in all of its major revenue categories.  The Company believes its fourth quarter results reflected the negative impact of the significant downturn in the overall world economic climate that occurred during the fourth quarter of 2008.

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

Legalstore.com saw an approximately 11% decline in revenue during 2008, which we believe was due to slowing conditions in the general economy along with the effects of an issue with its adwords on one of the major search engine sites that caused it to lose some of its prominent placement for certain keywords during the latter half of 2008    The Company believes that it has addressed this issue with its new website which went live on January 2, 2009.

Gross profit

	Year Ended December 31, 2008	Year Ended December 31, 2007	% change vs. 2007

Costs of revenue
Security and commercial printing	$2,663,000	$2,466,000	8%
Digital Solutions	14,000	44,000	-68%
Legal products	352,000	354,000	-1%
Total cost of revenue	3,029,000	2,864,000	6%

Gross profit
Security and commercial printing	1,724,000	1,447,000	19%
Technology license royalties	1,614,000	1,195,000	35%
Digital solutions	19,000	157,000	-88%
Legal products	258,000	328,000	-21%
Total gross profit	3,615,000	3,127,000	16%

	Year Ended December 31, 2008	Year Ended December 31, 2007	% change vs. 2007
Gross profit percentage:
Gross profit percentage:	54%	52%	4%

Gross Profit - 2008 vs 2007

Gross profit increased 16% to $3,615,000 during 2008 as compared to 2007.  The percentage increase in gross profit surpassed the percentage increase in revenue during the same period primarily the result of increase in royalty revenue, which has the highest gross profit margin, along with the ability of the Company to increase its margins through operating efficiencies and material cost savings that the Company was able to generate at its plastics division’s new facility. There are no direct costs associated with the Company’s license royalty revenue, as any related costs, such as sales commissions, legal fees, and travel fees, are classified in their respective operating expense categories. Legalstore.com experienced a significant decline in margins as that division was impacted by a decline in sales against certain fixed costs of sales, along with a change in sales mix to items that sell at lower markups.  The Legalstore division went live with a new e-commerce website that we believe will provide it with improved sales analytic capabilities that the Company expects help it improve its margins in 2009.

Operating Expenses

	Year Ended December 31, 2008	Year Ended December 31, 2007	% change vs. 2007

Selling, general and administrative
General and administrative compensation	$2,196,000	$2,023,000	9%
Professional Fees	896,000	1,404,000	-36%
Sales and marketing	1,089,000	1,974,000	-45%
Research and development	432,000	420,000	3%
Other	1,337,000	1,129,000	18%
	5,950,000	6,950,000	-14%
Other Operating Expenses
Depreciation and amortization	167,000	89,000	88%
Stock based payments	1,747,000	1,355,000	29%
Impairment of patent defense costs and other intangible assets	797,000	-
Amortization of intangibles	1,972,000	1,754,000	12%
	4,683,000	3,198,000	46%

Total Operating Expenses	10,633,000	10,148,000	5%

Selling, General and Administrative – 2008 vs 2007

General and administrative compensation costs were 9% higher in 2008 as compared to 2007 which primarily reflects an increase in the cash compensation of the non-employee members of the Company’s board of directors, a full year of the Company’s legal counsel, who was hired during 2007, increases in health insurance costs, and the impact of the addition of general administrative personnel from the Company’s acquisition which occurred on December 18, 2008.

Professional Fees

	Year Ended December 31, 2008	Year Ended December 31, 2007	% change vs. 2007

Professional Fees Detail
Accounting and auditing	$259,000	$326,000	-21%
Consulting	384,000	447,000	-14%
Legal	94,000	347,000	-73%
Stock Transfer, SEC and Investor Relations	159,000	284,000	-44%
	$896,000	$1,404,000	-36%

The decrease in professional fees during 2008 reflect significant decreases in non-patent related legal fees,  accounting fees, and the impact of the fact that the Company utilized in-house counsel, who’s salary is classified as administrative compensation, for all of 2008, as compared to partially in 2007. In addition, stock transfer and investor relations fees reduced as the Company reduced its annual report and meeting fees during 2008.   Accounting fee reductions reflect reduced SEC compliance costs.  Legal costs do not include approximately $700,000 of legal and related costs incurred during 2008 ($2,033,000 -2007) associated with the application and defense of our patents, which the Company capitalizes and amortizes over the expected life of the patent.

Sales and marketing expenses, including sales and marketing personnel costs, decreased during 2008  as the Company reduced sales and marketing headcount by four, reduced public relations and marketing costs and significantly reduced the amount spent on travel and entertainment.   The Company reduced these costs as it realigned its sales process in order to maximize the results of its sales and marketing efforts with the goal of focusing of near term revenue opportunities.

Other expenses are primarily rent and utilities, office supplies, IT support, bad debt expense and insurance costs.  Increases in 2008 reflect costs increases associated with an increase in rent costs and one time costs associated with the move of the Company’s plastic printing division to a larger facility, higher utility costs, an increase in insurance costs, and the addition of rent, insurance and office costs from the Company’s acquisition which occurred on December 18, 2008.

Stock Based Payments

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock-based compensation increases in year ended December 31, 2008 reflect equity-based payments made to employees, directors, and third-party consultants, including approximately $194,000 of expense as the result of the acceleration of vesting of restricted shares and $18,000 due to the modification of options to the Company’s former President as the result of his separation from the Company in May 2008.    In addition, on August 13, 2008, the Company cancelled 330,500 employee stock options with exercise prices ranging from $6.24 to $12.50, and replaced the cancelled options with 330,500 employee stock options with an exercise price of $6.00.  No other terms of the options were modified.  On the date of grant, the fair market value of the Company’s Common Stock was $5.15.  The repricing was treated as a modification under FAS123R, and resulted additional aggregate fair value expense determined using the Black-Scholes option pricing model of approximately $225,000, of which approximately $170,000 was expensed as of the grant date for fully vested options.  The remaining fair value of the modified options will be expense proratably during the expected vesting period of the options thru 2010.

In addition, on May 3, 2007, the Company granted a total of 445,000 restricted shares to certain members of senior management, of which 250,000 were retired unvested in 2008.  These shares only vest upon the occurrence of certain events over the next 5 years, which include a change of control or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things, a successful result of the Company’s patent infringement suit against the European Central Bank.   Of the remaining 195,000 restricted shares remaining under this grants, these shares, if vested, would result in the recording of stock based compensation expense of approximately $2,438,000 in the period in which any of the contingent vesting events is deemed to be probable.   As of December 31, 2008 and 2007, vesting was not considered probable and no compensation expense has been recognized for these grants.

Amortization of intangibles

Amortization of intangibles expense increased 12% in 2008 as compared to 2007 due to the increase in the patent defense costs capitalized by the Company during the latter half of 2007 and the first half of 2008.  We amortize the costs associated with patent rights that we acquired in 2005 and legal costs associated with the registration and defense of our patents, including the costs associated with our lawsuit against the ECB for patent infringement and the related ECB countersuits for patent validity. The Company considers patent related amortization expense as an operating expense. The company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. A significant portion of these assets were acquired by the issuance of equity-based instruments. On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC, which agreed to pay substantially all of the litigation costs associated with its ECB litigation. Under the terms of the Agreement, and in consideration for Trebuchet’s funding agreement, the Company assigned and transferred a 49% interest of all the Company’s right, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and exclusive interest including a separate and distinct right to exploit the Patent. In addition, the two parties agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. The Company considered this a triggering event and reviewed its remaining capitalized patent costs related to the Patent for impairment as of September 30, 2008.  The Company also reviewed its capitalized patent costs for impairment at December 31, 2008 at which time, the Company determined that the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent was still in excess of the current carrying amount.

In addition, the Company has approximately $261,000 of net other intangible assets as of December 31, 2008 that consist of a royalty right and well as acquired intangibles including customer lists and a trade name.  These assets will generate approximately $130,000 of annual amortization expense during the next 2 years. We account for this amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material. In addition, the Company has approximately $1,397,000 in goodwill derived from acquisitions.   Goodwill is not amortized, but could become a component of expense if an impairment is determined.

Impairment of Patent Defense Costs and Other Intangible Assets

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with costs directly related to the U.K appeal as of March 31, 2008.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  In January, 2009, the Company received a formal request for fee reimbursement from the ECB for a total of $420,000 in additon to amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request,  however, the Company recorded $145,000 as additional accrued expenses and an impairment loss as of December 31, 2008.   The Company expect that the UK fee issue will be resolved in second half of 2009. In addition, the Company recorded an impairment of $361,000 for a license agreement the Company had acquired in 2006 for RSS Barcodes for which the Company assessed that the probable future cash flows derived from the license did not support the net carrying value of the license as of December 31, 2008.

Other Income and expense

On May 31, 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a counterclaim by the Company in the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006.  The Company expects to collect the full amount of the judgment.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC Pursuant to the Agreement, Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euros currency. Under the terms of the Agreement, and in consideration for Trebuchet’s funding agreement, the Company assigned and transferred a 49% interest of all the Company’s right, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and exclusive interest including a separate and distinct right to exploit the Patent. Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for $500,000. As a result, the Company recognized a loss on sale of patent assets of $1,170,000.

During 2008, the Company had significant increase in interest expense as a result of the Company’s borrowings it made during 2008 against its various credit facilities, along with interest associated with several capital leases the Company entered into in late 2007.   As of December 31, 2008, the Company had $3.2 million of total debt at interest rates ranging from prime plus 2% to 15%.

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

Net loss and loss per share

	Years Ended December 31,
	2008	2007	% change vs. 2007

Net loss	(8,285,000)	(6,987,000)	19%

Net loss per share, basic and diluted	(0.59)	(0.51)	16%

Weighted average common shares outstanding, basic and diluted	14,002,034	13,629,877	3%

Net loss and loss per share - 2008 vs 2007

During 2008, the Company experienced a net loss of $8.3 million, a 19% increase from the net loss of 2007.  The increase in net loss during 2008 was primarily the result of the Company’s recognition of a non-recurring loss on the sale of patent assets of $1.2 million and impairment of assets of $797,000. Otherwise, net loss for 2008 without the impact of these non-recurring items would have been approximately $6.3 million, a decrease of approximately 10% from 2007. The improvement in net loss, other than the effect of the one-time loss on sale of patent, was due to the Company’s ability to increase its sales and gross profits while reducing its selling and general operating expenses.

Our basic and diluted loss per share has increased due to the increased dollar value of our loss partially offset by an increase in the weighted average common shares outstanding in 2008 compared to 2007.  Our shares have increased as we have issued shares pursuant to the private placements of our common stock, including subscribed shares, that occurred during 2008.

Acquisition

On December 18, 2008, we acquired through a wholly owned subsidiary, Secuprint Inc. (dba DPI Secuprint, Inc.)  acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) for approximately $938,000 in cash and $145,000 of transaction expenses, the right to assume certain leases, including its lease to its building, and a contingent payment of up to $50,000 within five years of the acquisition.  The acquisition has been accounted for as a business combination. Under business combination accounting, the total preliminary purchase price was allocated to DPI’s assets acquired based on their estimated fair values as of December 18, 2008 as determined by management.

Liquidity and Capital Resources

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		% change vs. 2007

Cash flows from:

Operating activities	$(2,391,000)		$(3,219,000)		26%
Investing activities	(2,266,000)		(1,941,000)		-17%
Financing activities	4,002,000		100,000		-3902%

Working capital	(1,481,000)		(1,198,000)		24%
Current ratio	0.58	x	0.65	x	-25%

Cash and cash equivalents	$88,000		$742,000		-88%

Revolving credit notes	$2,283,000		$300,000		661%
Funds Available from Open Credit Facilities	$1,317,000		$3,300,000		-60%

As of December 31, 2008, we had cash and cash equivalents of $88,000, representing an 88% decrease over our December 31, 2007 cash position.  As discussed below, the decrease in the Company’s cash position was primarily due to the use of cash from operations and the use of cash for the expansion of its operations, the purchase of fixed assets, and the defense of its patent portfolio.

Operating Cash Flow – During 2008, the Company used approximately $2.4 million of cash for operations.   The 26% decrease in its use of cash for operations during 2008 as compared to 2007 generally reflected the Company’s increase in sales and a decrease in operating costs that the Company achieved during the year.  Specifically, the Company realized the benefits of significant cost reductions that it initiated in early 2008.  Furthermore, during the fourth quarter of 2008, the Company used $283,000 for operations, as it aggressively managed its cash costs and continued to realized the benefits of its lower cost structure.   As of December 31, 2008, the Company believes that it will need to reach an annual revenue level in the ranged of approximately $12.0 to $15.0 million based on its current expense levels and its projected mix of revenue in order to maintain positive operating cash flow

Investing Cash Flow - During 2008, the Company used approximately $2.3 million for investing activities. Specifically, the Company used $335,000 for equipment additions and leasehold investments for its plastic printing division. In addition, the Company used approximately $1.1 million in 2008 for the acquisition of a commercial printer in December 2008.     Finally, the Company used $1.3 million towards the payment of patent defense costs and patent application costs.   In 2008, the Company entered into an agreement with Trebuchet Capital Partners regarding its patent defense litigation that will virtually eliminate the Company’s future patent defense costs related to this litigation    The Company does not have any material commitments for capital expenditures as of December 31, 2008, other than leases for certain equipment for its newly acquired commercial printing operation.   These leases are expected to be recorded as operating leases.

Financing Cash Flows –On June 25, 2008 the Company entered into two Share Purchase Agreements pursuant to which the Company agreed to sell a total of 500,000 shares of the Company’s common stock for an aggregate purchase price of $2,000,000.   Pursuant to the terms of the first Agreement, the Company sold 150,000 shares of Common Stock to the Purchaser for $600,000 payable on June 25, 2008. Pursuant to the terms of the second Agreement, the Company sold 350,000 shares of Common Stock for $1,400,000, with $100,000 paid on June 25, 2008 and the remaining $1,300,000 payable in six-month installments over a two-year period.   As of March 31, 2009, the share subscription was not current and the Company is reviewing its options under the Agreement, which may include termination of the agreement.

On December 18, 2008, the Company’s wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.) entered a Secured Promissory Note in the principal amount of up to $900,000 to pay for most of the cash portion of the purchase price of the Company’s acquisition of substantially all of the assets of DPI of Rochester, LLC.  The Secured Promissory Note has a one-year term, is secured by all of the assets of DPI Secuprint and has an annual interest rate of between 12% and 15%.  The note is subject to pre-payments if among other provisions, if DPI Secuprint’s cash receipts do not exceed its cash expenditures for two consecutive months during the term.  As of March 31, 2009, DPI Secuprint was in compliance with the terms of the note.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC who agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the ECB in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency.   Trebuchet has also purchased 100,000 shares of the Company’s common stock for an aggregate purchase price of $400,000, the proceeds of which were used by the Company to pay existing litigation cost.

In January 2008, the Company entered into two credit agreements to enhance its capital resources.  The first is the Credit Facility Agreement with Fagenson and Co., Inc., as agent for other unrelated lenders, or the Fagenson Credit Agreement, for borrowings of up to a maximum of $3,000,000 until January 4, 2010.  Fagenson & Co, is a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors.  The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills.  The loans have an annual interest rate of 2% above LIBOR and are secured by the common stock of our wholly owned subsidiary P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.   The second is a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a director.  The Company can borrow up to $600,000 until January 4, 2010.  The loans bear an annual interest rate of 2% above LIBOR and are secured by the accounts receivable of the Company, excluding the accounts receivable of P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the White Credit Agreement.  Mr. White can accept common stock as repayment of the loan upon a default.   Under the terms of the agreement the Company is required to comply with various covenants.  As of December 31, 2008, the Company was in default of both agreements due to a failure to pay interest when due.  Both Fagenson and Co., Inc. and Mr. White have waived these defaults through January 1, 2010.  As of December 31, 2008, the Company had outstanding $450,000 under the White Credit Agreement, $1,833,000 under the Fagenson Credit Agreement.  Interest expense amounted to $82,000 for the year ending December 31, 2008, of which $54,000 is included in accrued expenses as of December 31, 2008.

Future Capital Needs – The Company expects to use its working capital to support its growth efforts in order to achieve consistent positive cash flow from operations.  At its current revenue levels, the Company expects to continue to use cash for operations during 2009 at the pace experienced during the second half of 2008.  The Company estimates that it requires a revenue level of approximately $12.0 million to $15.0 million to breakeven on operating cash flow basis.  This revenue level is consistent with the 2008 pro-forma revenue level of the Company on a consolidated basis with its newly acquired commercial printing business, DPI Secuprint.  The Company believes that it can achieve this revenue level by the end of 2009, if general economic conditions stabilize.   Based on this expectation, the Company has committed to focus its expenditures during 2009 on areas of research and development, and sales and marketing that support near-term revenue opportunities.   To address its cash requirements to the extent not provided from operations, the Company will seek to continue to reduce costs to a level commensurate to its revenue levels in order to reduce the operating cash requirements, to obtain additional equity financing, most likely though private placements, borrow funds from its two secured credit facilities, and seek certain refundable tax credits for which the Company may be eligible.   As of December 31, 2008, the Company has up to $1.3 million available to it under its secured credit facilities, which the Company believes will be sufficient along with cash from operations to fund its operations for the next twelve months. In December 2008, the Company borrowed $900,000 of short term debt in conjunction with its acquisition of substantially all of the assets of DPI, a commercial printer.  The Company expects that existing working capital at DPI will be sufficient to satisfy the payment of the $900,000 when due, in December 2009.

Furthermore, the Company has two credit facilities with related parties that will be due in January 2010.   The total amount due may by up to $3,600,000 if the Company cannot generate sufficient cash from operations to pay these credit facilities down prior to their due dates.    In the event that the Company cannot pay these credit facilities when due, the Company believes that it will be able to extend the terms of these notes, or negotiate with the lenders other means of satisfying these credit facilities, including the payment of amounts due in the form of the Company’s equity.    However, there is no assurance that the Company will be able to do so.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2008 or 2007 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statements for the fiscal year ended December 31, 2008 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and long-lived asset impairments, inventory allowances, revenue recognition, stock based compensation valuations, the valuation of intangible assets, and allocation of assets in business combinations. Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Long Lived Assets

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

Fixed assets are carried at cost. Depreciation is computed over the estimated useful life of five to seven years using the straight-line depreciation method. Leasehold improvements are amortized over the shorter of their useful life or the lease term. Intangible assets consist primarily of royalty rights, contractual rights, customer list, and patent acquisition, application and defense costs. Amortization is computed over the estimated useful life of five to twenty years using the straight-line depreciation method.   For patent related assets, the remaining legal life of the patent is used as the estimated useful life unless circumstances determine that the useful life will be less than the legal life.  Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Goodwill

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

Other Intangible Assets and Patent Defense Costs

Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business.  External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome, in accordance to guidance provided by FASB Concept Statement No. 6 and related guidance in AICPA Technical Questions and Answers, Section 2260, Other Assets, paragraph .03, “Legal Expenses Incurred to Defend Patent Infringement Suit”. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful.   The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful.     The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs.    Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis.  The Company amortizes its other intangible assets over their estimated useful lives.  Patents are amortized over the remaining legal life, up to 20 years. The Company considers patent related amortization expense as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. We account for other intangible amortization as an operating expense, unless the underlyings asset in directly associated with the production or delivery of a product. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

 In December 2008, the Company recorded an impairment $361,000 for this license agreement the Company had acquired for which the Company assessed that the probable future cash flows derived from the license did not support the net carrying value of the license as of December 31, 2008.

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with costs directly related to the U.K appeal.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  In January, 2009, the Company received a formal request for fee reimbursement from the ECB for a total of $420,000 in additon to amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request,  however, the Company recorded $145,000 as additional accrued expenses and an impairment loss as of December 31, 2008.   The Company expect that the UK fee issue will be resolved in second half of 2009.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC Pursuant to the Agreement, Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euros currency. Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of all the Company’s right, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent. Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patents, which had a net book value of approximately $1,670,000, for $500,000. As a result, the Company recognized a loss on sale of patent assets of $1,170,000.

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

Share-Based Payments

The Company accounts for stock option awards granted under the Company’s Stock Incentive Plans in accordance Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption and prior periods have not been restated.  Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	2008	2007

Volatility	53.6%	54.2%
Expected option term	3.3 years	3.6 years
Risk-free interest rate	3.09%	4.2%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary.  Since the Company has had cumulative losses in recent years, the accounting guidance suggest that we should not look to future earnings to support the realizability of the net deferred tax asset.  As a result, as of the years ended December 31, 2008 and 2007, the Company has recorded a valuation allowance to reduce its net deferred tax assets to zero in accordance with SFAS 109. See Footnote 11 for further analysis.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2008 and 2007 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  Due to unanticipated turnover, during 2008 we had one person on staff that performs nearly all aspects of our financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.    This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documentation.  In addition, during the preparation of our annual consolidated financial statements, we determined that certain key assumptions and calculations used in the future cash flow analysis supporting our asset impairment tests required editing after submission to our auditors.   These edits did not result in audit adjustments to our December 31, 2008 consolidated financial statements.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

As a result of the material weaknesses described above, our management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weaknesses by expanding the resources available to the financial reporting process.   The Company expects to be able to address several of deficiencies as a result of its acquisition of a commercial printing company in December 2008, which will increase the size of the Company’s accounting department, and allow for the segregation of duties of certain financial reporting functions.  In addition, the Company’s remediation efforts will include consulting with third party accounting firms with the appropriate level of expertise to determine the proper application of GAAP for complex and non-routine transactions.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

     There have been a number of changes made to our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, the Company added three persons to its accounting staff in December 2008 as the result of the Company’s acquisition of the assets of a commercial printing company.   The Company began to make procedural and system based changes to its financial reporting process based on this change designed to improve its areas of deficiency in the financial reporting process.

PART III

 ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated by reference herein.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated by reference herein.

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated by reference herein.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

3.1	Certificate of Incorporation, as amended (incorporated by reference to exhibit 3.1 to the Company’s Registration Statements No. 2-98684-NY on Form S-18).*
3.2	By-laws, as amended (incorporation by reference to exhibit 3.2 to the Company’s Registration Statement No. 2-98684-NY on Form S-18).*
3.3	Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to Form 8-A12B dated April 19, 2004)*
4.1	Warrant, dated December 18, 2008, of Document Security Systems, Inc. issued to Baum Capital Investments Inc. (filed as exhibit 4.1 to Form 8-K dated December 22, 2008)*
10.1	Agreement dated November 7, 1996 with Charles M. LaLoggia (incorporated by reference from Company’s Form 10-Q for March 31, 1997).*
10.2	Agreement dated July 2, 1996 with Frank LaLoggia (incorporated by reference from Company’s Form 10-Q for June 30, 1996).*
10.3	Agreement dated July 31, 2002 between New Sky Communications, Inc. and Patrick White (incorporated by reference from Company’s Form 8-K filed on August 8, 2002).*

10.4	Agreement dated July 31, 2002 between New Sky Communications, Inc. and Thomas M. Wicker (incorporated by reference from Company’s Form 8-K filed on August 8, 2002).*
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

10.28	Form of Common Stock Purchase Warrant granted pursuant to a Private Placement (filed as Exhibit 4.1 to Form 8-K/A dated December 27, 2006)*
10.29	Limited Exclusive Patent License Agreement dated December 29, 2006 between the Registrant and Ergonomic Group, Inc. (filed as exhibit 10.31 to Form 10-Q for the quarter ended June 30, 2007)*

10.30	Letter Agreement dated June 11, 2007 between the Registrant and International Barcode Corporation (BTI) (filed as exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2007)*
10.31	License and Distribution Agreement dated June 27, 2007 by and between the Registrant and Cultura Interactiva S.A. de C.V. (filed as exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2007)*
10.32	Credit Facility Agreement, dated January 4, 2008, between the Registrant and Fagenson & Co., Inc., as Agent
10.33	Security Agreement, dated January 4, 2008, between the Registrant and Fagenson & Co., Inc., as Agent
10.34	Form of Secured Promissory Note between the Registrant and Fagenson & Co., Inc., as Agent
10.35	Credit Facility Agreement, dated January 4, 2008, between the Registrant and Patrick White
10.36	Security Agreement, dated January 4, 2008, between the Registrant and Patrick White
10.37	Form of Secured Promissory Note between the Registrant and Patrick White
10.38	Agreement, dated April 11, 2008, between the Registrant and Ergonomic Group (filed as exhibit 10.1 to Form 8-K dated April 11, 2008)*
10.39	Credit Facility Note, dated May 7, 2008, between the Registrant and Taiko III Corp. (filed as exhibit 10.1 to Form 8-K dated May 7, 2008)*
10.40	Confidential Separation Agreement and General Release, dated May 10, 2008, between Peter Ettinger and the Company (filed as exhibit 10.1 to Form 8-K dated May 10, 2008)*
10.41	Consulting Agreement, dated May 12, 2008, between Peter Ettinger and the Company (filed as exhibit 10.2 to Form 8-K dated May 10, 2008)*
10.42	Share Purchase Agreement, dated as of June 25, 2008, between the Registrant and Walton Invesco Inc. (filed as exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*
10.43	Share Purchase Agreement, dated as of June 25, 2008, between the Registrant and Walton Invesco Inc. (filed as exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.44	Asset Purchase Agreement, dated as of November 6, 2008, among Secuprint Inc., DPI of Rochester, LLC, James Stanley and Matthew Kellman (filed as exhibit 10.1 to Form 8-K dated November 6, 2008)*
10.45	Agreement, dated August 20, 2008, between Document Security Systems, Inc. and Trebuchet Capital Partners, LLC (filed as exhibit 10.1 to Form 10-Q for the quarter ending September 30, 2008)*
10.46
Secured Promissory Note, dated December 18, 2008, between Document Security Systems, Inc. , Secuprint Inc. and Baum Capital Investments Inc. (filed as exhibit 10.2 to Form 8-K dated December 22, 2008)*

10.47	Security Agreement, dated December 18, 2008, between Secuprint Inc. and Baum Capital Investments Inc. (filed as exhibit 10.3 to Form 8-K dated December 22, 2008)*
21	Subsidiaries of Registrant
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC
31.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 302
31.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 302
32.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 906
32.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 906

(1) This exhibit contains a redacted copy of the agreement. We have filed a confidentiality request with the Commission with respect to certain portions of the agreement.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Equity	F-5

Notes to the Consolidated Financial Statements	F6 - F27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity, for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 31, 2009

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$87,820	$742,468
Restricted cash	131,004	-
Accounts receivable, net of allowance of $50,000 ($82,000- 2007)	1,284,208	617,320
Inventory	359,034	259,442
Loans to employees	67,781	120,732
Prepaid expenses and other current assets	75,066	487,715
Total current assets	2,004,913	2,227,677

Restricted cash	-	177,345
Fixed assets, net	1,517,357	1,494,540
Other assets	264,529	147,958
Goodwill	1,396,734	1,396,734
Other intangible assets, net	2,873,789	6,149,530

Total assets	$8,057,322	$11,593,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,411,942	$1,795,085
Accrued expenses & other current liabilities	1,312,745	818,606
Deferred revenue & customer deposits	30,193	732,355
Short-term debt, net of discount of $247,000	652,511	-
Current portion of capital lease obligations	78,367	79,948
Total current liabilities	3,485,758	3,425,994

Revolving notes from related parties	2,283,000	300,000

Capital lease obligations	210,365	294,821

Deferred revenue	-	15,938

Deferred tax liability	51,878	200,000

Commitments and contingencies (see Note 13)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 14,369,764 shares issued and outstanding (13,654,364 in 2007) (325,000 subscribed in 2008)	287,395	273,087
Additional paid-in capital	35,538,695	31,298,571
Subscriptions receivable	(1,300,000)	-
Accumulated deficit	(32,499,769)	(24,214,627)
Total stockholders' equity	2,026,321	7,357,031
Total liabilities and stockholders' equity	$8,057,322	$11,593,784

See accompanying notes.

Consolidated Statements of Operations
For the Years Ended December 31,

	2008	2007
Revenue
Security and commercial printing	$4,386,552	$3,912,789
Technology license royalties	1,613,768	1,195,146
Digital solutions	32,880	201,210
Legal products	609,807	682,051
Total Revenue	6,643,007	5,991,196

Costs of revenue
Security and commercial printing	2,663,309	2,465,898
Digital solutions	14,028	44,028
Legal products	351,769	353,914
Total costs of revenue	3,029,106	2,863,840
Gross profit	3,613,901	3,127,356

Operating expenses:
Selling, general and administrative	7,431,313	7,974,312
Research and development	432,550	420,063
Impairment of patent defense costs and other intangible assets	797,143	-
Amortization of intangibles	1,972,233	1,754,017
Operating expenses	10,633,239	10,148,392

Operating loss	(7,019,338)	(7,021,036)

Other income (expense):
Interest income	658	93,397
Loss on foreign currency transactions	(59,094)	(23,519)
Interest expense and amortization of note discount	(144,533)	(5,108)
Loss on sale of patent assets	(1,169,947)	-
Other Income	126,073	-

Loss from continuing operations before income taxes	(8,266,181)	(6,956,266)
Income tax expense	18,961	19,003

Loss from continuing operations	(8,285,142)	(6,975,269)

Loss from discontinued operations (Note 9)
Gain on sale of discontinued assets	-	42,906
Loss from discontinued operations	-	(54,467)
Loss on discontinued operations	-	(11,561)

Net loss	$(8,285,142)	$(6,986,830)

Net loss per share -basic and diluted:
Continuing operations	$(0.59)	$(0.51)
Discontinued operations	(0.00)	0.00
Net Loss	$(0.59)	$(0.51)
Weighted average common shares outstanding, basic and diluted	14,002,034	13,629,877

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Years Ended December 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(8,285,142)	$(6,986,830)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,288,061	1,945,119
Stock based compensation	1,747,368	1,354,742
Impairment of patent defense costs and other intangible assets	797,143	-
Amortization of note discount	8,227	-
Net gain on disposal of discontinued operations	-	(42,906)
Loss on sale of patent assets	1,169,947	-
Decrease in restricted cash for foreign currency loss	46,341	-
(Increase) decrease in assets:
Accounts receivable	209,399	1,302
Inventory	(32,342)	(20,026)
Prepaid expenses and other assets	(36,653)	(65,291)
Increase (decrease) in liabilities:
Accounts payable	31,096	629,792
Accrued expenses and other liabilities	383,884	247,797
Deferred revenue	(718,100)	(283,021)

Net cash used by operating activities	(2,390,771)	(3,219,322)

Cash flows from investing activities:
Purchase of fixed assets	(334,800)	(759,538)
Proceeds from the sale of discontinued operations	-	80,000
Restricted cash -patent litigation guarantee	-	(177,345)
Acquisition of business	(1,082,537)	-
Proceeds from the sale of patent assets	500,000	-
Purchase of other intangible assets	(1,348,666)	(1,083,619)
Net cash used by investing activities	(2,266,003)	(1,940,502)

Cash flows from financing activities:
Borrowing on short-term credit facility	500,000	-
Repayment on short-term credit facility	(500,000)	-
Borrowing on revolving note- related parties	1,983,000	300,000
Borrowings on short term debt	900,000	-
Repayments of capital lease obligations	(86,037)	(35,929)
Payment of stock issuance costs	-	(519,619)
Issuance of common stock	1,205,163	355,225
Net cash provided by financing activities	4,002,126	99,677

Net decrease in cash and cash equivalents	(654,648)	(5,060,147)
Cash and cash equivalents beginning of year	742,468	5,802,615
Cash and cash equivalents end of year	$87,820	$742,468

See accompanying notes.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Subscriptions Receivable	Accumulated Deficit	Total

Balance, December 31, 2006	13,544,724	$270,894	$28,145,793	$-	(17,227,797)	$11,188,890

Shares issued upon the exercise of warrants and options	12,125	243	54,983	-	-	55,226
Stock issued for patent defense costs	60,866	1,217	744,858	-	-	746,075
Issuance of common stock and warrants through private placement, net	35,280	706	272,294	-	-	273,000
Stock based payments, net of tax effect	1,369	27	2,080,643	-	-	2,080,670
Net loss	-	-	-	-	(6,986,830)	(6,986,830)

Balance, December 31, 2007	13,654,364	$273,087	$31,298,571	$-	(24,214,627)	$7,357,031

Stock Issued upon the exercise of warrants and options	50,000	1,000	99,000	-	-	100,000
Stock based payments, net of tax effect	65,400	1,308	1,497,407	-	-	1,498,715
Warrants issued with debt	-	-	255,717	-	-	255,717
Issuance of common stock, net	600,000	12,000	2,388,000	(1,300,000)	-	1,100,000
Net Loss	-	-	-	-	(8,285,142)	(8,285,142)

Balance, December 31, 2008	14,369,764	$287,395	$35,538,695	$(1,300,000)	(32,499,769)	$2,026,321

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), a New York corporation, and its subsidiaries, primarily operates in the security and commercial printing markets.  The Company develops, patents, markets produces and licenses technology that prevents documents from unauthorized copying, scanning and counterfeiting.    The Company’s customers include governments, law enforcement agencies, security printers, check and forms printers and corporations. In addition, the Company, through its consolidated subsidiary, Lester Levin, Inc., sells supplies to the legal industry.

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

Cash and Cash Equivalents – The Company maintains its cash in bank deposit accounts and, from time to time, short term Certificates of Deposits with original maturities of three months or less.  For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Restricted Cash - In July 2007, the Company established a restricted cash balance of 87,500 British pounds, (approximately $131,000 as of December 31, 2008), as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, the 87,500 British pounds.  On May 14, 2008, the Company made a payment of 87,500 British pounds to the European Central Bank as an interim payment of the appeal costs pending final assessment by the Court which is expected in the latter half of 2009.   The Company will use the restricted funds to pay additional fees due upon final assessment of the costs by the Court, if any.   (See Note 13 Commitments and Contingencies)

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2008 the Company established a reserve for doubtful accounts of approximately $50,000 ($82,000 – 2007). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, and legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

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

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has three reporting units based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company performs annual assessments and has determined that no impairment is necessary.

Other Intangible Assets, Patent Defense Costs and Patent Application Costs– Intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.  External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome, in accordance to guidance provided by FASB Concept Statement No. 6 and related guidance in AICPA Technical Questions and Answers, Section 2260, Other Assets, paragraph .03, “Legal Expenses Incurred to Defend Patent Infringement Suit”. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful.   The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful.     The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs.    Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis.  The Company considers patent related amortization expense as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset in directly associated with the production or delivery of a product. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

Impairment of Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.   In December 2008, the Company recorded an impairment $361,000 for a license agreement the Company had acquired in 2006 for which the Company assessed that the probable future cash flows expected to be derived from the license did not support the net carrying value of the license as of December 31, 2008. On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with costs directly related to the U.K appeal as of March 31, 2008.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  In January, 2009, the Company received a formal request for fee reimbursement from the ECB for a total of $420,000 in additon to amounts already paid by the Company. The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request,  however, the Company recorded $145,000 as additional accrued expenses and an impairment loss as of December 31, 2008.   The Company expect that the UK fee issue will be resolved in second half of 2009.

Fair Value of Financial Instruments - Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.

These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving note payable and capital leases. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s capitalized lease obligations and revolving note payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2008 and 2007.

Share-Based Payments - The Company accounts for stock option awards granted under the Company’s Stock Incentive Plans in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

Revenue Recognition - Sales of security and commercial printing products, and legal products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

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

Advertising Costs– Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications.   Advertising costs were $42,000 in 2008 ($93,000 – 2007).

Research and Development– Research and development costs are expensed as incurred as defined in SFAS No. 2, Accounting for Research and Development Costs.

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

If the Company had generated earnings during the year ended December 31, 2008, 376,239  (674,050  – 2007) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Concentration of Credit Risk - The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2008, two customers accounted for 11% and 10% of the Company’s total revenue from continuing operations, respectively.  As of December 31, 2008, one customer account receivable balance that was acquired as part of the Company’s acquisition of the assets of a commercial printer in December 2008, accounted for 42% of the Company’s trade accounts receivable balance.  During 2007, one customer accounted for 13% of the Company’s total revenue from continuing operations.  As of December 31, 2007, one customer accounted for 16% of the Company’s trade accounts receivable balance.  The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157, as amended, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB determined that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company has not adopted the fair value option method permitted by SFAS No. 159.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on the consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB ratified EITF" Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.  EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company believes that the adoption of this standard on its effective date will not have a material effect on the consolidated financial statements

During the quarter ended June 30 2008, the Company adopted FSP 00-19-2, Accounting for Registration Payment Arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The Company has determined it to be remote, that it will be required to remit payments to the investors for failing to obtain an effective registration statement on or before the required time frame.

NOTE 3. – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2008	2007

Finished Goods	$137,972	$161,978
Work in process	120,713	6,086
Raw Materials	100,349	91,378

	$359,034	$259,442

NOTE 4. - FIXED ASSETS

  Fixed assets consisted of the following at December 31:

		2008		2007
	Estimated Useful Life	Purchased	Under Capital Leases	Purchased	Under Capital Leases

Machinery & equipment	5-7 years	$770,672	$484,936	$602,817	$484,936
Leasehold improvements	up to 13 years (1)	727,339	-	574,938	-
Furniture & fixtures	7 years	90,952	-	87,721	-
Software & websites	3 years	258,744	-	243,586	-

Total cost		$1,847,707	$484,936	$1,509,062	$484,936
Less accumulated depreciation		610,267	205,019	387,204	112,254

Net		$1,237,440	$279,917	$1,121,858	$372,682

(1) Expiration of lease term

On September 25, 2007, the Company sold certain assets and the operations of its retail copying and quickprinting operations to an unrelated third party.  The sale included fixed assets with a net book value of approximately $37,000.  The Company recognized a gain on the sale of approximately $43,000 (See Note 9). Depreciation expense for assets under capital leases was approximately $93,000 for the year ended December 31, 2008 ($34,000 – 2007).

NOTE 5. - INTANGIBLE ASSETS

Goodwill  - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach.   As of December 31, 2008, the Company’s goodwill of approximately $1,397,000 consists of approximately $81,000 attributable to the legal segment and approximately $1,316,000 attributable to the document security products and printing segment.   There was no goodwill recorded by the Company as a result of the acquisition of substantially all of the assets of DPI of Rochester, LLC in December 2008.

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

In June, 2007, the Company entered into an agreement with International Barcode Technologies, also known as BTI, to extend the expiration date of warrants to purchase 500,000 shares of common stock of the Company at a purchase price of $10.00 per share from June 16, 2007 to December 31, 2007.  In exchange, BTI has agreed to provide the Company with a non-exclusive license to market and produce BTI’s advanced barcode technologies in the United States for five years.   The value of the extension of the warrant was determined to be approximately $521,000 using the Black-Scholes option pricing model.  This amount was recorded as an other intangible asset and was being amortized over the expected useful life of the license agreement of five years.  In December 2008, the Company recorded an impairment of $361,000 for the carrying value of this license agreement for which the Company assessed that the probable future cash flows expected to be derived from the license did not support the net carrying value of the license as of December 31, 2008.

Patent Acquisition and Defense Costs-

Included in its capitalized patent defense costs are costs associated with the acquisition of certain rights associated with patents that the Company is defending.  In December 2004, the Company entered into an agreement with the Wicker Family, in which Document Security Systems obtained the legal ownership of technology (including patent ownership rights) previously held by the Wicker Family.  At that time, the agreement with the Wicker Family provided that the Company would retain 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker patents that Document Security Systems chooses to pursue.  The Wicker Family was to receive the remaining 30% of such economic benefit.  In February 2005, the Company further consolidated its ownership of the Wicker Family based patents and its rights to the economic benefit of infringement settlements when the Company purchased economic interests and legal ownership from approximately 45 persons and entities that had purchased various rights in Wicker Family technologies prior to 2002.   The Company issued an aggregate of 541,460 shares of its Common Stock for the rights of the interest holders and secured 100% ownership of a US Patent and approximately 16% of additional economic rights to settlements with infringers of the Wicker Family’s foreign patents.  The value of the shares of Common Stock was determined based upon the closing price of the shares of the Company’s Common Stock on the American Stock Exchange on February 15, 2005 of $7.25 per share. The total aggregate fair value of the acquisition, net of expenses, of the interests from the interest holders was $3,905,672.

Patent defense costs are comprised of legal cost associated with our patent infringement suit against the European Central Bank (“ECB Litigation”).  We based our decision to defer the costs associated with this case on the principal that successful patent defense costs are capitalizable.  First, the Company’s case is based on the relationship of the inventor of the Company’s patent with various representatives of European currency printers, consultants, and other participants during the late 1990’s in regard to the industry’s attempts to defeat new advanced levels of copier and scanning technologies that were then emerging in the marketplace.  The inventor of the DSS’s patent had a proven history of success in anti-counterfeiting technology, and was seen as a source for these industry participants to help solve these challenges.  The Company believes that it can establish a direct link between these communications and the use of the technology by these industry participants in the design and production of the Euro, which was designed in the late 1990’s and was initially released for circulation in 2002.  In addition, prior to filing the ECB litigation, the Company consulted extensively with legal counsel and performed extensive due diligence with our legal counsel for approximately one year to analyze the merits of our patent infringement case, and only after these efforts did we take our legal counsel’s recommendation to proceed with the European Central Bank (ECB) Litigation. Based on the cumulative evidence available to the Company at the time of filing the suit, the Company has believed from the outset of the case that it will be able to prove in court that the ECB infringed the Company’s patent on its Euro notes by using the Company’s technology in the design of the notes for the specific purpose of making the notes difficult to copy, and therefore the Company’s infringement case would be successful.     Since the case was filed, the Company has not seen any evidence from the ECB which specifically addresses the Company’s infringement assertions.

The most significant events in the case since it was filed have been the challenges of patent validity by the ECB.  The Company believes that the ECB’s challenge of patent validity represents the biggest hurdle to a successful outcome.  To date, there have been two adverse rulings and two positive rulings in regard to the patent’s validity.   The Company believes that the European court system for patent disputes is unique as it separates jurisdiction to its member states despite having a unified patent application and approval system.  As a case in point, on March 26, 2007, the Company’s patent was deemed invalid in the United Kingdom and then on the immediately following day, on March 27, 2007, the Company’s patent was ruled as valid in Germany.   In addition, on January 9, 2008 the French Court held that the patent was invalid in France for the same reasons given by the English Court.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.

When we assess the impact of these decisions, the Company understands that the adverse rulings on validity mean that the Company will not be able to file infringement lawsuits in those jurisdictions, and assesses these material changes in its analysis of the potential proceeds of its case.  The win in Germany, which has the largest volume of circulation of the European banknotes, had a significant positive impact on the Company’s probability analysis of cash flows associated with the case.  Furthermore, the Company understands that a successful infringement ruling in any one of the jurisdictions of the European Union will have a similar impact as if the Company was successful in all of the jurisdictions of the case, since the ECB would have to either remove the technology from its banknotes, produce different banknotes depending on the jurisdiction in which the banknote is circulated, or pay a licensing fee to continue to use the Company’s patented technology.   The Company believes that the ECB would address the going-forward use of the Company’s technology in its banknotes, either through a license or settlement, regardless if the Company wins in one jurisdiction or all nine.   Furthermore, regardless of the ECB’s decision on how to address a going-forward usage of the Company’s technology, if the Company is successful in its litigation against the ECB, it is expected that a court would impose damages on the ECB for prior, unauthorized usage of the Company’s patent.

The Company will seek a lump-sum payment for all past uses of the infringed patented technology, and then will seek an on-going license fee for the continued use of the patented technology.  The Company expects that the ECB will choose to pay the ongoing license fees rather than redesign the Euro bank notes to not include the patented technology.    The Company’s basis for this expectation is based on its understanding of the security printing business.  The Company has a long history of licensing its other patented technology to commercial security printers for use in commercial and governmental documents in the same manner (% of sales) that it expects the ECB to pay, either via court decision or a license fee settlement.

In its analysis of the recoverability of its capitalized patent defense costs, the Company uses the potential proceeds from its ECB Litigation as the primary source of future cash flows.  In addition, the Company believes that there are additional infringers of the technology that it may pursue in the future, depending on the outcomes of its suit with the ECB.    Specifically, the Company uses assumptions of banknote production volumes during the alleged infringement period and estimated banknote production costs from third party sources to determine the estimated total costs of the production of the Euro banknotes in each year of infringement.  The Company then applies a royalty rate that the Company generally charges international licensees and that the Company believes is consistent with industry standards to determine the amount that would be due to the Company if the ECB had licensed the technology from the Company on the Company’s standard licensing terms.   The Company uses this amount as an estimate of the gross proceeds it could receive from a successful outcome of the litigation in all jurisdictions.  The Company then allocates these potential proceeds by the percent of circulation of each jurisdiction in which the Company has ongoing litigation to determine the potential proceeds of a successful outcome in the jurisdictions where the patent has been held as valid or where the patent validity has not yet been determined.  Finally, the Company uses a probability factor in its analysis that discounts these potential future proceeds that takes into account the different status levels of each jurisdiction.   Thus, the Company determines a probability based cash flow which is compared to the net patent defense costs balance to determine whether an impairment of these costs has occurred.

If a patent is determined to be invalid in a jurisdiction, as has occurred in the United Kingdom and France, then all appeal costs and other costs associated with the loss such as court and opposition fees awarded are expensed as incurred in the period in which the amount is determined.

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with costs directly related to the U.K appeal.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  In January, 2009, the Company received a formal request for fee reimbursement from the ECB for a total of $420,000 in additon to amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request,  however, the Company recorded $145,000 as additional accrued expenses and an impairment loss as of December 31, 2008. The Company expect that the UK fee issue will be resolved in second half of 2009. (See Note 13)

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”)  under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company  has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement. Under the terms of the Agreement, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions. Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent.  Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for proceeds of $500,000,   As a result, the Company recognized a loss on sale of patent assets of $1,170,000.

Patent Application Costs - On an ongoing basis, the Company submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT).   The Company capitalizes these costs and amortizes them over the patents’ estimated useful life.

Other intangible assets are comprised of the following at December 31:

		2008			2007
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$90,000	$-	$90,000	$72,000	$18,000
Other intangibles	5 years	666,300	405,424	260,876	1,187,595	335,304	852,291
Patent acquisition and defense costs	Varied (1)	4,729,889	2,732,422	1,997,467	7,622,602	2,864,303	4,758,299
Patent application costs	Varied (2)	718,875	103,429	615,446	582,738	61,798	520,940

		$6,205,064	$3,331,275	$2,873,789	$9,482,935	$3,333,405	$6,149,530

(1)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of December 31, 2008 the weighted average remaining useful life of these assets in service was 2.1 years.

(2)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of December 31, 2008 the weighted average remaining useful life of these assets in service was 15 years.

Actual amortization for 2008 and 2007 and expected amortization for each of the next five years is as follows:

2007 Actual		$1,754,000
2008 Actual		1,972,000

Expected
	2009	1,341,000
	2010	607,000
	2011	454,000
	2012	36,000
	2013	36,000

	Thereafter	400,000

		$2,874,000

NOTE 6. –  SHORT TERM AND LONG TERM DEBT

Long Term Revolving Note- Related Parties On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors.  Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the White Credit Agreement.  Mr. White can accept common stock as repayment of the loan upon a default.   Under the terms of the agreement the Company is required to comply with various covenants.  As of December 31, 2008, the Company was in default of both agreements due to a failure to pay interest when due.  Both Fagenson and Co., Inc. and Patrick White have waived the defaults through January 1, 2010.

As of December 31, 2008, the Company had outstanding $450,000 under the White Credit Agreement, $1,833,000 under the Fagenson Credit Agreement.  Interest expense amounted to $82,000 for the year ended December 31, 2008, of which $54,000 is included in accrued expenses as of December 31, 2008.

Short-Term Notes- On May 7, 2008 the Company entered into a $500,000 unsecured credit facility with Taiko III Corp to fund the Company’s ongoing patent infringement and related lawsuits against the European Central Bank.  Interest accrued on the unpaid principal amount at a 6% annual rate.   On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC, which, among other things, called for Trebuchet to pay the Company $500,000, which the Company used to pay in full the Company’s existing obligation owed to Taiko III Corp.

On December 18, 2008, the Company’s wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.)  entered a Secured Promissory Note with Baum Capital Investments Inc. (“Baum”) in the principal amount of up to $900,000 to pay for most of the cash portion of the purchase price of the Company’s acquisition of substantially all of the assets of DPI of Rochester, LLC.  The Secured Promissory Note has a one-year term, is secured by all of the assets of DPI Secuprint and has an annual interest rate of 15%, with a reduction to 12%, depending on whether certain conditions are met after three months.   The note is subject to pre-payments if among other provisions, if DPI Secuprint’s cash receipts do not exceed its cash expenditures for two consecutive months during the term.  In conjunction with the Note, the Company issued warrants to purchase up to a total of 250,000 shares of the Company’s common stock at an average price of $2.00 per share.  The warrants are exercisable on February 16, 2009 and expire on December 17, 2013.  The fair value of the warrants of approximately $256,000 was determined using the Black Scholes option pricing model, and was recorded as discount on debt and will be amortized over the term of the Note.

NOTE 7. - STOCKHOLDERS’ EQUITY

Stock Issued for Services - On November 14, 2006, the Company entered into an agreement with McDermott Will Emery LLP (“MWE”), its former lead counsel on its European Central Bank (“ECB Litigation”) patent infringement and related cases. The agreement with MWE allowed the Company to use its common stock with a value not to exceed $1.2 million to eliminate the Company’s cash requirements for MWE’s legal fees related to the ECB Litigation.  During 2007, 60,866 restricted common shares were issued to MWE to pay for approximately $746,000 of legal fees incurred the through December 31, 2007.   There were no shares issued under the agreement during 2008.  In total, 107,881 shares valued at $1,203,000 were issued to MWE under the agreement.

Stock Issued in Private Placement - On January 22, 2007, the Company sold 6 units at a price of $50,000 per unit consisting of 35,280 unregistered shares of its common stock and five-year warrants to purchase up to an aggregate of 17,640 shares of its common stock at an exercise price of $11.75 per share.  The fair market value of these warrants of $107,000 was determined using the Black Scholes option pricing model.   The Company incurred private placement fees associated with the offering equal to 9% commissions, or $27,000.  In addition, in January 2007, the Company paid $492,000 of private placement fees and legal fees relating to an offering that occurred during 2006.

On June 25, 2008 the Company entered into two Share Purchase Agreements pursuant to which the Company agreed to sell a total of 500,000 shares of the Company’s common stock for an aggregate purchase price of $2,000,000.   Pursuant to the terms of the first Agreement, the Company sold 150,000 shares of Common Stock to the purchaser for $600,000 payable on June 25, 2008. Pursuant to the terms of the second Agreement, the Company sold 350,000 shares of Common Stock for $1,400,000, with $100,000 payable on June 25, 2008 and the remaining $1,300,000 payable in six-month installments over a two-year period. As of  March 31, 2009, the share subscription was not current and the Company is reviewing its options under the Agreement, which may include termination of the agreement.  Pursuant to the terms of the first Agreement, the purchaser may not sell the 150,000 shares of Common Stock purchased thereunder earlier than June 25, 2009.  Pursuant to the terms of the second Agreement, the purchaser may not sell the 350,000 shares of Common Stock purchased thereunder until the earlier of (i) one year after the Purchase Price being paid in full to the Company, or (ii) the one-year anniversary of a Payment Failure Termination Event (as defined in the second Agreement).   (See Note 13 Commitments and Contingencies)

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC who agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the ECB in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency.   Trebuchet has also purchased 100,000 shares of the Company’s common stock for an aggregate purchase price of $400,000, the proceeds of which were used by the Company to pay existing litigation cost.

Stock Warrants - During year ended December 31, 2008, the Company received $100,000 in proceeds from the exercise of warrants to purchase 50,000 shares of its common stock. During year ended December 31, 2007, the Company received approximately $55,000 in proceeds from the exercise of warrants to purchase 12,125 shares of its common stock.

On June 16, 2006, the Company issued to International Barcode Corporation (d/b/a Barcode Technology)(“BTI”), a warrant to purchase 500,000 shares of the Company’s common stock, $0.02 par value per share, at a price of $10.00 per share vesting over approximately one year and with an expiration date of June 16, 2007.   The fair value of the warrants amounted to $890,000 utilizing Black Scholes option pricing model.  This value was recognized over the vesting period.  During the year ended December 31, 2007, the Company recognized approximately $223,000 of expense related to these warrants.  The warrants were issued in conjunction with an agreement that provides BTI with the exclusive right to market, sell and manufacture DSS technologies, products and processes for all security-related applications for government and commercial use in China.   In June 2007, the Company entered into an agreement with BTI to extend the expiration date of the warrants from June 16, 2007 to December 31, 2007.  In exchange, BTI agreed to provide the Company with a non-exclusive license to market and produce BTI’s advanced barcode technologies in the United States for five years.  This extension was treated as a modification of the award in accordance with FAS 123R. The value of the modification of approximately $521,000 was recorded as an other intangible asset.  In December 2008, the Company recorded an impairment of $361,000 for the BTI license agreement as the Company assessed that the probable future cash flows derived from the license did not support its carrying value.

On December 18, 2008, the Company issued warrants to purchase up to a total of 250,000 shares of the Company’s common stock at an average price of $2.00 per share in conjunction with a secured promissory note. (See Note 6- Short Term and Long-Term Debt)   The warrants are exercisable on February 16, 2009 and expire on December 17, 2013.  The fair value of the warrants of approximately $256,000 was determined using the Black Scholes option pricing model, and was recorded as discount on debt and will be amortized over the term of the note.

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

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2008 and 2007 and activity during the years then ended:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding and exercisable at January 1	591,093	$10.82	923,818	$9.96

Granted during the year	250,000	$2.00	179,400	$12.54
Exercised	(50,000)	$(2.00)	(12,125)	$(4.55)
Lapsed	(30,061)	$(5.00)	(500,000)	$(10.00)

Outstanding and exercisable at December 31	761,032	$8.73	591,093	$10.82

Weighted average months remaining		44.7		43.8

The following table summarizes the warrants outstanding and exercisable as of December 31, 2008:

	Warrants Outstanding & Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.60-$4.99	250,000	5.0	$2.00
$11.00-$12.63	511,032	3.1	$12.03

	761,032

Stock Options - The Company has two stock-based compensation plans.  The 2004 Employees’ Stock Option Plan (the “2004 Plan”) provides for the issuance of up to a total of 1,700,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees and consultants.  Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).  The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. The Non-Executive Director Stock Option Plan (the “Director Plan”) provides for the issuance of up to a total of 100,000 shares of common stock authorized to be issued for options grants for non-executive directors and advisors. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors and (b) 5,000 shares of our common stock plus an additional 1,000 shares of our common stock for each year that the applicable director has served on the Board of Directors, up to a maximum of 10,000 shares per year shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director who has not served as a director for the entire year immediately prior to January 2nd shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.  Both Plans were adopted by the Company’s shareholders.

The following is a summary with respect to options outstanding at December 31, 2008 and 2007 and activity during the years then ended:

	2004 Employee Plan			Non-Executive Director Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at December 31, 2006	296,000	8.17		58,750	$8.02
Granted	326,500	11.36		20,000	11.10
Exercised	(5,000)	(8.38)		-	-
Forfeited	-	-		-	-
Outstanding at December 31, 2007:	617,500	9.70		78,750	8.78
Granted	83,000	5.01		37,000	6.31
Exercised	-	-		-	-
Forfeited	(37,000)	(8.87)		-	-
Outstanding at December 31, 2008:	663,500	7.27		115,750	7.99
Exercisable at December 31, 2008:	381,917	6.98		78,750	8.78

Aggregate Intrinsic Value of outstanding options at December 31, 2008	$-		2.5	$-		2.4
Aggregate Intrinsic Value of exercisable options at December 31, 2008	$-		1.9	$-		1.6

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.20-$5.00	46,750	3.4	$3.87	13,750	0.1	$3.57
$5.01-$9.00	502,500	2.5	$6.07	329,417	1.9	$6.12
$9.01-$12.91	230,000	2.0	$10.94	117,500	1.9	$10.99

	779,250			460,667

The weighted-average grant date fair value of options granted during the year ended December 31, 2008 was $2.03 ($5.11 -2007). There were no options exercised during the year ended December 31, 2008. There were 5,000 options exercised in a cashless exercise during the year ended December 31, 2007 with a weighted average grant date fair value of $3.12 per share.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	2008	2007
Volatility	53.6%	54.2%
Expected option term	3.3 years	3.61 years
Risk-free interest rate	3.09%	4.2%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Restricted Stock Issued to Employees – Restricted common stock is issued under the 2004 Plan for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation Committee. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to the Company. The Company has no obligation to repurchase restricted stock.

The following is a summary of activity of restricted stock during the years ended at December 31, 2008 and 2007:

	Shares	Weighted- average Grant Date Fair Value

Restricted shares outstanding, December 31, 2006	375,000	$10.29
Restricted shares granted	220,000	12.50
Restricted shares vested	(21,677)	(10.77)
Restricted shares forfeited	(60,000)	(10.19)

Restricted shares outstanding, December 31, 2007	513,323	$12.35

Restricted shares granted	110,592	2.31
Restricted shares vested	(46,134)	(10.49)
Restricted shares forfeited	(250,000)	(12.50)

Restricted shares outstanding, December 31, 2008	327,781	$9.05

On December 18, 2008, the Company issued under the 2004 Plan 50,000 restricted shares of the Company’s common stock each to two former employees of DPI of Rochester, LLC, as part of their employment agreements for future services to the Company.  The restricted shares had a aggregated grant date fair value of $210,000 and will vest proratably over five years.  During 2007, the Company granted restricted shares of 25,000 shares of the Company’s common stock with a fair value of $312,500 to a member of the Company’s management that vests proratably over a two year period.  Also in 2007, the Company granted 195,000 performance based restricted stock to certain members of the Company’s senior management, all of which immediately vest upon the occurrence of certain events over a 5 year period, which include, among other things a change of control of the Company or other merger or acquisition of the Company, and the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.

As of December 31, 2008, there are 132,781 unvested restricted shares granted to employees and consultants that vest through December 2014.  In addition, there are 195,000 restricted shares that will vest only upon the occurrence of certain events over the next 4 years, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 195,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $2,438,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of December 31, 2008, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.    On May 10, 2008, the Company accelerated the vesting of 33,333 restricted shares and retired 250,000 of unvested restricted stock as the result of a separation agreement with the Company’s former President.    The 33,333 shares of restricted stock, formerly set to vest pro-ratably through June 2009, were accelerated to vest pro-ratably on a monthly basis over a ten-month vesting period ending in March 2009.  As a result of the acceleration of the 33,333 shares of restricted stock, the Company recognized approximately $194,000 of stock based compensation during the year ended December 31, 2008.  (See Note 13)

Stock-Based Compensation -On August 13, 2008, the Company cancelled 330,500 employee stock options with exercise prices ranging from $6.24 to $12.50, and replaced the cancelled options with 330,500 employee stock options with an exercise price of $6.00.  No other terms of the options were modified.  On the date of grant, the fair market value of the Company’s Common Stock was $5.15.  The repricing was treated as a modification under FAS123R, and resulted in an additional aggregate fair value expense determined using the Black- Scholes option pricing model of approximately $225,000, of which approximately $170,000 was expensed as of the grant date for fully vested options.  The remaining fair value of the modified options will be expensed proratably during the expected vesting period of the options thru 2010.

The total compensation cost that has been charged against income for stock based awards granted was approximately $1,747,000 for the year ended December 31, 2008.  The impact of these expenses to the weighted average common shares outstanding, basic and diluted earnings for the year ended December 31, 2008 was approximately $0.12. As of December 31, 2008, there was approximately $434,000 of unrecognized compensation cost related to stock based compensation awards which costs are expected to be recognized over a period of 5.0 years. There was no unrecognized compensation cost related to non-vested options granted under the Non-Executive Director plan.

NOTE 8.  –BUSINESS COMBINATIONS-

On December 18, 2008, the Company, through its wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.) acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) for approximately $938,000 in cash and $145,000 of expenses, the right to assume certain leases, including the lease on its building, and a contingent payment of up to $50,000 within five years of the acquisition.  The acquisition has been accounted for as a business combination. Under business combination accounting, the total purchase price was allocated to DPI’s net tangible and identifiable intangible assets, if any, based on their estimated fair values as of December 18, 2008 as determined by management.   Based on management’s preliminary assumptions, no goodwill was recorded as a result of the business combination.  The contingent payment of up to $50,000 was considered remote, therefore, future payments made, if any, will be considered additional purchase price when paid.

The allocation of the preliminary purchase price and the estimated useful lives associated with the acquired assets is as follows:

		Estimated
	Amount	Useful Life
Accounts receivable	$876,287
Inventory and work in process	67,250
Machinery and equipment	139,000	5 years
Total assets acquired	1,082,537
Liabilities assumed	—
Total preliminary purchase price	$1,082,537

 Set forth below is the unaudited pro forma revenue, operating loss, net loss and loss per share of the Company as if DPI had been acquired by the Company as of January 1, 2007:

	Year Ended December 31,
	(unaudited)

	2008	2007
Revenue	$14,119,500	$13,561,439
Gross profit	5,886,063	4,775,437
Net Loss	(8,717,790)	(7,467,102)
Basic and diluted loss per share	(0.62)	(0.55)

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

Year Ended December
2007

Revenues	$291,781
Cost of sales	142,331
Operating expenses	203,917
Loss from discontinued operations	$(54,467)

NOTE 10. – OTHER INCOME

On May 31, 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a positive judgement for the Company in its counterclaim the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006.  The Company expects to collect the full amount of the judgment.

NOTE 11. - INCOME TAXES-

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2008	2007
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(2,583,341)	(2,062,311)
State	(616,339)	(492,039)
Total deferred	(3,199,680)	(2,554,350)
Less increase in allowance	3,218,641	2,573,353
Net deferred	18,961	19,003
Total income tax provision (benefit)	$18,961	$19,003

Individual components of deferred taxes are as follows:

Deferred tax assets:	2008	2007
Net operating loss carry forwards	$9,321,843	$6,621,844
Depreciation and amortization
Equity issued for services	1,010,084	541,964
Other	104,299	389,934
Total	10,436,226	7,553,742
Less valuation allowance	(10,342,023)	(7,501,679)
Gross deferred tax assets	$94,203	$52,063

Deferred tax liabilities:
Goodwill	$51,878	$19,003
Modification of equity awards for licensing agreeement	-	180,997
Depreciation and amortization	94,203	52,063
Gross deferred tax liabilities	$146,081	$252,063

Net deferred tax liabilities	$(51,878)	$(200,000)

The Company has approximately $25,263,000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income, of which approximately $1,412,000 is subject to change of control limitations that generally restricts the utilization of the NOL per year and $3,100,000 of the NOL will be allocated to contributed capital when subsequently realized.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance accordingly A portion of the net operating loss carryforward, amounting to approximately $808,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of SFAS 123(R), which are not included in the determination of the deferred tax asset above and will be recognized in accordance with SFAS 123(R) and FIN48, when realized for tax purposes.  These carryforwards expire at various dates from 2022 through 2028.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2008		2007

Statutory United States federal rate	34%		34%
State income taxes net of federal benefit	5		5
Permanent differences	(0.3)		(2)
Change in valuation reserves	(38.9)		(37)

Effective tax rate	(0.2	) %	(0.2	) %

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”). Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Unrecognized tax benefits balance at January 1, 2008	$0
Gross increase for tax positions of prior years	446,000
Gross decrease for tax positions of prior years	—
Gross increase for tax positions of current year	—
Gross decrease for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2008	$446,000

At December 31, 2008, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2005-2007 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 12. - DEFINED CONTRIBUTION PENSION PLAN

The Company established an Employee savings plan (the “401(k) Plan”) in 2006 which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Employees become eligible to participate in the Plan at the beginning of the following quarter after the employee’s hire date.  Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code.   Company matching contributions are discretionary. Pursuant to the 401(k) Plan, employees may elect to defer a portion of their salary on a pre-tax basis.  For employees who participated in the plan, the Company matched the employer’s contribution in 2007 pursuant to the Safe Harbor Provisions of Section 401(k) of the Internal Revenue Code up to 4% of the employee’s annual compensation.  During the year ended December 31, 2008, the Company did not make any matching contributions.  During the year ended December 31, 2007 the Company contributed approximately $71,000 to the 401(k) plan.

NOTE 13. – COMMITMENTS AND CONTINGENCIES

Facilities - The Company leases a total of approximately 59,700 square feet of office space for its administrative offices, its two printing facilities and legal supplies business at a monthly rental aggregating approximately $36,000. The leases expire through July 2014, although renewal options exist to extend lease agreements for up to an additional 60 months.

Equipment Leases  - The Company leases printing, copying, collating and stapling equipment for its printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months.   The leases expire through July 2011.

A summary of lease commitments at December 31, 2008 are as follows:

		Operating Leases
	Capital Leases	Equipment	Facilities	Total

Payments made in 2008	$79,948	$42,193	$349,490	$391,683

Future minimum lease commitments:
2009	109,744	198,560	440,575	639,135
2010	88,207	192,164	450,996	643,160
2011	88,207	145,539	467,639	613,178
2012	75,607	3,588	355,540	359,128
2013	-	1,196	365,366	366,562
Thereafter	-	-	153,898	153,898

Total future minimum lease commitments	$361,765	$541,047	$2,234,014	$2,775,061

Less amount representing interest	(73,033)
Present value of future minimum lease commitments	288,732

Less current portion	(78,367)

Long term portion	$210,365

During 2008, the Company entered into two leases for production equipment with an aggregate monthly cost of $13,218 to be used at its plastic printing facility.  The leases are with The Ergonomics Group, a licensee of the Company.  The Ergonomics Group is also related to Trebuchet Capital Partners, the Company’s ECB Litigation partner.

Employment agreements -The Company has employment agreements having terms in excess of one year with six of members of its management team with terms ranging from three to five years through June 2013. The agreements provide for severance payments of between 12 and 18 months of salary in the event of termination for certain causes. As of December 31, 2008, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $1,035,000.

In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of December 31, 2008, 23,338 of such 33,333 shares had vested generating gross proceeds of approximately $83,000.

Contingent Litigation Payment –In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation.  The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of December 31, 2008, there have been no settlement amounts related to these agreements.

Legal Proceedings – On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($132,000 as of December 31, 2008), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until approximately the middle of 2009, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000 based on the applicable exchange rate on that date) on April 19, 2007.   We expect that an additional 90,000 pounds ($130,500 at December 31, 2008) will become payable by the Company for the costs of the initial trial, which is included in accrued expenses as of December 31, 2008 in the amount of $182,250.  In July 2007, the Company posted a bond of 87,500 British pounds ($131,000 at December 31, 2008), as collateral for the appeal costs which is recorded as restricted cash at December 31, 2008.  On June 19, 2008, the Company paid an additional 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal.  In January 2009, the Company received a formal request for fee reimbursement from the ECB for a total of $420,000, in addition to amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request,  however, the Company recorded $145,000 as an impairment loss and as additional accrued expenses as of December 31, 2008.   The Company expects that the UK fee issue will be resolved in second half of 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692  ($65,000 at December 31, 2008), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the first half of 2009.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency allowing us to proceed with infringement cases in these countries if we choose to do so.  Additional trials on the validity of the Patent are expected in other European jurisdictions in 2009.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”)  under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company  has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement under the terms of the Agreement, and in consideration for the Trebuchet's funding obligations, the Company assigned and transferred a 49% interest of the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent,  including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

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

Stock Subscription Agreements -In June 2008, the Company entered into two Stock Purchase Agreements in which it sold 500,000 shares of its common stock to Walton Invesco Inc. for an aggregate purchase price of $2.0 million (see Note 7).  Pursuant to the terms of such Stock Purchase Agreements, Walton Invesco Inc. may demand registration of such 500,000 shares with the Securities and Exchange Commission on Form S-3 with such registration statement to take effect no later than (i) 120 days after payment in full for such shares under the applicable agreement or, (ii) with respect to 350,000 shares, 270 days after a Payment Failure Termination Event (as defined in the applicable Stock Purchase Agreement).   As of March 31, 2009, the share subscription was not current and the Company is reviewing its options under the Agreement, which may include termination of the agreement.

NOTE 14. - SUPPLEMENTAL CASH FLOW INFORMATION

	2008	2007

Cash paid for interest	$69,000	$5,000

Non-cash investing and financing activities:
Equity issued for patent defense costs	-	746,000
Modificaton of equity awards for license agreement	-	521,000
Equity issued for severance agreements	129,000	-
Equity issued for prepaid services	-	561,000
Equity issued to satisfy an obligation	94,000	-
Equipment purchased via capital lease	-	325,000
Deferred tax liability offsetting additional paid in capital	(156,000)	181,000
Warrants issued with debt	256,000	-

NOTE 15. - SEGMENT INFORMATION

The Company's businesses are organized, managed and internally reported as four operating segments.  Three of these operating segments, Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets.  For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131- “Disclosures about Segments of an Enterprise and Related Information”.  A summary of the two segments is as follows:

Security and Commercial Printing
License, manufacture and sale of patented document security technologies, including digital security print solutions, and general commercial printing, primarily on paper and plastic.  Comprises the operations of Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, which the Company acquired on December 18, 2008.  In September 2007, the Company sold the assets of its retail printing and copying division. The results of this division are reported as discontinued operations and are not a component of these segment results .

Legal Supplies	Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com.

Approximate information concerning the Company’s operations by reportable segment as of and for the year ended December 31, 2008 and 2007 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2008	Legal Supplies	Security and Commercial Printing	Corporate	Total

Revenues from external customers	$610,000	$6,033,000	$-	$6,643,000
Interest Expense and amortization of note discount	-	-	145,000	145,000
Stock based payments	-	1,148,000	599,000	1,747,000
Depreciation and amortization	15,000	2,269,000	4,000	2,288,000
Impairment of patent defense costs and other intangible assets	-	797,000	-	797,000
Loss on sale of patent	-	(1,170,000)	-	(1,170,000)
Operating (loss) profit	(6,000)	(4,709,000)	(2,304,000)	(7,019,000)
Capital Expenditures	12,000	1,669,000	3,000	1,684,000
Identifiable assets	252,000	7,705,000	100,000	8,057,000

2007

Revenues from external customers	$682,000	$5,309,000	$-	$5,991,000
Interest Income	-	-	93,000	93,000
Interest Expense	-	-	5,000	5,000
Stock based payments	-	1,180,000	175,000	1,355,000
Depreciation and amortization	12,000	1,896,000	37,000	1,945,000
Operating (loss) profit	6,000	(3,943,000)	(3,084,000)	(7,021,000)
Capital Expenditures	16,000	2,898,000	-	2,914,000
Identifiable assets	420,000	10,561,000	613,000	11,594,000

International revenue, which consists of sales to customers with operations in Western Europe, Latin America, Africa, Middle East and Asia comprised 4% of total revenue for 2008, (13%- 2007).  Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement.  The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers –
During 2008, two customers accounted for 11% and 10% of the Company’s total revenue from continuing operations, respectively.  As of December 31, 2008, one customer account receivable balance that was acquired as part of the Company’s acquisition of the assets of a commercial printer in December 2008, accounted for 42% of the Company’s trade accounts receivable balance.   During 2007, one customer accounted for 13% of the Company’s total revenue from continuing operations.  As of December 31, 2007, one customer accounted for 16% of the Company’s trade accounts receivable balance.

NOTE 16. – SUBSEQUENT EVENTS

In March 2009, the Company entered into two operating lease agreements for production equipment for its DPI Secuprint division.   Total lease commitments associated with these leases are as follows:

2009	275,871
2010	422,131
2011	440,348
2012	394,419
2013	274,175
Thereafter	545,921
Total	$2,352,865

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 31, 2009	By:	/s/ Patrick White
Patrick White Chief Executive Officer

              In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009	By:	/s/ Robert Fagenson
Robert Fagenson Director

March 31, 2009	By:	/s/ Patrick White
Patrick White Chief Executive Officer and Director (Principal Executive Officer)

March 31, 2009	By:	/s/ David Wicker
David Wicker Vice President and Director

March 31, 2009	By:	/s/ Timothy Ashman
Timothy Ashman Director

March 31, 2009	By:	/s/ Alan E. Harrison
Alan E. Harrison Director

March 31, 2009	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

March 31, 2009	By:	/s/ Philip Jones
Philip Jones Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)