Form 10-Q
period 2009-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2009-05-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)*
Yes ☐  No ☐

*   The issuer has not yet been phased into the interactive data requirements

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

Applicable only to corporate issuers

As of May 8, 2009 (the most recent practicable date), there were 14,535,056 shares of the issuer's Common Stock, $0.02 par value per share, issued.

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets

As of

	March 31	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$169,286	$87,820
Restricted cash	131,004	131,004
Accounts receivable, net of allowance
of $50,000 ($50,000- 2008)	1,535,625	1,284,208
Inventory	341,320	359,034
Loans to employees	57,781	67,781
Prepaid expenses and other current assets	56,106	75,066
Total current assets	2,291,122	2,004,913

Fixed assets, net	1,449,357	1,517,357
Other assets	277,834	264,529
Goodwill	1,396,734	1,396,734
Other intangible assets, net	2,571,054	2,873,789

Total assets	$7,986,101	$8,057,322

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,511,468	$1,411,942
Accrued expenses & other current liabilities	1,379,608	1,312,745
Deferred revenue & customer deposits	35,646	30,193
Revolving notes from related parties	3,083,000	-
Short-term debt, net of discount of $186,000 ($247,000 -2008)	714,210	652,511
Current portion of capital lease obligations	72,500	78,367

Total current liabilities	6,796,432	3,485,758

Revolving notes from related parties	-	2,283,000
Capital lease obligations	195,023	210,365
Deferred tax liability	56,616	51,878
Commitments and contingencies (see Note 7)

Stockholders' equity
Common stock, $.02 par value;
200,000,000 shares authorized,
14,385,062 shares issued and outstanding (14,369,764 in 2008) (325,000 subscribed in 2009 and 2008)	287,701	287,395
Additional paid-in capital	35,393,630	35,538,695
Common stock subscriptions receivable	(1,300,000)	(1,300,000)
Accumulated deficit	(33,443,301)	(32,499,769)

Total stockholders' equity	938,030	2,026,321

Total liabilities and stockholders' equity	$7,986,101	$8,057,322

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three Months Ended March 31,
(unaudited)

	2009	2008

Revenue
Security and commercial printing	$2,416,691	$932,221
Technology license royalties and digital solutions	223,240	336,761
Legal products	138,625	173,133

Total Revenue	2,778,556	1,442,115

Costs of revenue
Security and commercial printing	1,575,043	595,633
Technology license royalties and digital solutions	3,507	3,507
Legal products	63,062	97,096

Total costs of revenue	1,641,612	696,236

Gross profit	1,136,944	745,879

Operating expenses:
Selling, general and administrative	1,522,412	2,076,116
Research and development	87,416	114,779
Impairment of patent defense costs	-	291,581
Amortization of intangibles	323,457	526,741

Operating expenses	1,933,285	3,009,217

Operating loss	(796,341)	(2,263,338)

Other income (expense):
Interest income	-	80
Loss on foreign currency transactions	-	(11,629)
Interest expense	(80,754)	(20,849)
Amortizaton of note discount	(61,699)	-

Loss before income taxes	(938,794)	(2,295,736)

Income tax expense	4,738	4,738

Net loss	$(943,532)	$(2,300,474)

Net loss per share -basic and diluted:	$(0.07)	$(0.17)

Weighted average common shares outstanding, basic and diluted	14,378,609	13,654,364

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(943,532)	$(2,300,474)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	409,515	605,698
Stock based compensation	(144,759)	406,848
Impairment of patent defense costs	-	291,581
Amortization of note discount	61,699	-
(Increase) decrease in assets:
Accounts receivable	(251,417)	(78,731)
Inventory	17,714	5,679
Prepaid expenses and other assets	15,655	(51,613)
Increase (decrease) in liabilities:
Accounts payable	99,526	(9,708)
Accrued expenses and other liabilities	77,055	166,393

Net cash used by operating activities	(658,544)	(964,327)

Cash flows from investing activities:
Purchase of fixed assets	(18,059)	(46,362)
Purchase of other intangible assets	(20,722)	(536,842)
Net cash used by investing activities	(38,781)	(583,204)

Cash flows from financing activities:
Borrowing on revolving note- related parties	800,000	990,000
Repayments of capital lease obligations	(21,209)	(31,232)

Net cash provided by financing activities	778,791	958,768

Net increase (decrease) in cash and cash equivalents	81,466	(588,763)
Cash and cash equivalents beginning of period	87,820	742,468

Cash and cash equivalents end of period	$169,286	$153,705

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008.

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

Reclassifications -Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to current period presentation.  These classifications had no effect on the results of operations for the period presented.  These reclassifications include the combination of technology license royalties and digital solutions revenue items into a single revenue item and cost of sale item.

Restricted Cash - In July 2007, the Company established a restricted cash balance of 87,500 British pounds, (approximately $131,000 as of March 31, 2009), as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, the 87,500 British pounds.  On May 14, 2008, the Company made a payment of 87,500 British pounds to the European Central Bank as an interim payment of the appeal costs pending final assessment by the Court which is expected in the latter half of 2009.   The Company will use the restricted funds to pay additional fees due upon final assessment of the costs by the Court, if any.   (See Note 8 Commitments and Contingencies)

Continuing Operations - The Company has incurred significant net losses in previous years.  The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales and (ii) increase sales of the Company’s digital products.  While the Company has approximately $517,000 of funds available to it under various credit facilities as of March 31, 2009, the Company is planning to raise up to $1.4 million of equity capital in a private placement transaction and may still need to raise additional funds in the future in order to fund its working capital needs.   There can be no assurance that such additional financing, will be available on terms acceptable to the Company or at all.  Failure to raise the funds necessary to finance future cash requirements would adversely affect the Company’s ability to pursue its strategy and could negatively affect operations in future periods.  The accompanying financial statements do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its fundraising efforts.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(r), Business Combinations, which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(r)-1), which amended certain provisions of SFAS 141(r) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(r) and FSP FAS 141(r)-1 became effective in the first quarter of 2009, and did not have a material impact on our financial condition or results of operations.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF 07-05 as of January 1, 2009 did not have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to the Company’s disclosures beginning with its second fiscal quarter of 2009. The Company does not believe the adoption of this staff position will materially impact its consolidated financial statements and disclosures.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to the Company’s disclosures beginning with its second fiscal quarter of 2009. The Company has not determined the effect that the adoption of this staff position will have on its consolidated financial statements and disclosures.

2.    Inventory

Inventory approximately consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)

Finished Goods	$147,000	$138,000
Work in process	56,000	121,000
Raw Materials	138,000	100,000

	$341,000	$359,000

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		March 31, 2009 (unaudited)			December 31, 2008 (audited)
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$90,000	$-	$90,000	$90,000	$-
Other intangibles	5 years	666,300	437,140	229,160	666,300	405,424	260,876
Patent acquisition and defense costs	Varied (1)	4,729,889	3,016,466	1,713,423	4,729,889	2,732,422	1,997,467
Patent application costs	Varied (2)	739,597	111,126	628,471	718,875	103,429	615,446
		$6,225,786	$3,654,732	$2,571,054	$6,205,064	$3,331,275	$2,873,789

(1)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of March 31, 20a09 the weighted average remaining useful life of these assets in service was 1.8 years.

(2)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of March 31, 2009 the weighted average remaining useful life of these assets in service was 14.7 years.

4.     Short Term and Long Term Debt

Long Term Revolving Note- Related Parties- On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson & Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors.  Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and is secured by the accounts receivable of the Company, excluding the accounts receivable of P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the White Credit Agreement.  Mr. White can accept common stock as repayment of the loan upon a default.   Under the terms of the agreement the Company is required to comply with various covenants.  As of March 31, 2009, the Company was in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have waived the defaults through January 1, 2010.

As of March 31, 2009, the Company had outstanding $450,000 under the White Credit Agreement, and $2,633,000 under the Fagenson Credit Agreement.  Interest expense for the first three months of 2009 amounted to approximately $27,000 for these agreements. As of March 31, 2009, approximately $82,000 of interest expense is included in accrued expenses.

Short-Term Note- On December 18, 2008, the Company’s wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.) entered a Secured Promissory Note with Baum Capital Investments Inc. (“Baum”) in the principal amount of up to $900,000 to pay for most of the cash portion of the purchase price of the Company’s acquisition of substantially all of the assets of DPI of Rochester, LLC.  The Secured Promissory Note has a one-year term, is secured by all of the assets of DPI Secuprint and has an annual interest rate of 15%, with a reduction to 12%, depending on whether certain conditions are met after three months.   The note is subject to pre-payment provisions if, among other provisions, DPI Secuprint’s cash receipts do not exceed its cash expenditures for any two consecutive months during the term.  As of March 31, 2009, the Company believes that it is in compliance with all of the covenants of the Note.   Interest expense for the first three months of 2009 amounted to approximately $34,000 for this agreements, of which approximately $11,000 is included in accrued expenses as of March 31, 2009.

In conjunction with the Baum Note, the Company issued warrants to purchase up to a total of 250,000 shares of the Company’s common stock at an average price of $2.00 per share.  The warrants are exercisable on February 16, 2009 and expire on December 17, 2013.  The fair value of the warrants of approximately $256,000 was determined using the Black Scholes option pricing model, and was recorded as discount on debt and will be amortized over the term of the Note.   Amortization of note discount expense of approximately $62,000 was recorded in the first three months of 2009.

5.     Shareholders’ Equity

Restricted Stock – As of March 31, 2009, there are 104,993 unvested restricted shares granted to employees and consultants that vest through December 2013.  In addition, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of March 31, 2009, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.    During March, 2009, the Company retired 162,500 of unvested restricted stock as the result of the resignation during that month of the Company’s Senior Vice President and General Counsel.

Stock Subscription Agreement -In June 2008, the Company entered into two Stock Purchase Agreements in which it sold 500,000 shares of its common stock to Walton Invesco Inc. for an aggregate purchase price of $2.0 million.  Pursuant to the terms of such Stock Purchase Agreements, Walton Invesco Inc. may demand registration of such 500,000 shares with the Securities and Exchange Commission on Form S-3 with such registration statement to take effect no later than (i) 120 days after payment in full for such shares under the applicable agreement or, (ii) with respect to 350,000 shares, 270 days after a Payment Failure Termination Event (as defined in the applicable Stock Purchase Agreement).   As of March 31, 2009, the share subscription was not current and the Company is reviewing its options under the Agreement, which may include termination of the agreement.

Stock Options – During the three months ended March 31, 2009, the Company issued options to purchase 40,000 of its common shares at an exercise price of $1.86 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one year of service on the Company’s Board of Directors.  The fair value of these options amounted to approximately $28,000 determined by utilizing the Black Scholes option pricing model.  Also, during the three months ended March 31, 2009, the Company issued options to purchase 120,000 of its common shares at an exercise price of $4.00 per share under the Company’s 2004 Employees’ Stock Option Plan to certain employees, including 50,000 options to its acting chief financial officer and 50,000 options to its vice president of operation who is also a board member.  The fair value of these options amounted to approximately $47,000 determined by utilizing the Black Scholes option pricing model. The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the three months ended March 31, 2009, the Company recognized approximately $201,000 ($407,000- 2008) in stock-based compensation, which was offset by the reversal of approximately $346,000 of previously recorded stock-based compensation expense for stock options and restricted shares issued to one of the Company’s senior management team members which terminated unvested as a result of that employee’ resignation in March 2009.

As of March 31, 2009, there was approximately $780,000 of total unrecognized compensation costs (excluding approximately $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

6.	Impairment of Patent Defense Costs

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

7.     Earnings Per Share

 Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.   If the Company had generated earnings during the nine month period ended March 31, 2009, 304,226 (547,211- 2008) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

8.     Commitments and Contingencies

Legal Matters -On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($128,000 as of March 31, 2009), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until approximately the middle of 2009, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000 based on the applicable exchange rate on that date) on April 19, 2007.    In July 2007, the Company posted a bond of 87,500 British pounds ($131,000 at March 31, 2009), as collateral for the appeal costs which is recorded as restricted cash at March 31, 2009 and December 31, 2008.  On June 19, 2008, the Company paid an additional 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal.  In January 2009, the Company received a formal request for fee reimbursement from the ECB for a total of 290,000 pounds ($417,000 at March 31, 2009), in addition to amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fee request, however, the Company has recorded a $327,000 contingency in relation to this matter. The Company expects that the UK fee issue will be resolved in second half of 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($61,000 at March 31, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the second half of 2009.

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

Contingent Litigation Payment – In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation.  The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

 In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of March 31, 2009, there have been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of March 31, 2009, the Company considers the likelihood that the payment will be required as remote.

Employment agreements - In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of March 31, 2009, all 33,333 shares had vested generating gross proceeds of approximately $99,000.  The Company has not finalized the terms of the settlement of the remaining amount due of $113,000, which is recorded in accrued expenses as of March 31, 2009.

Operating Leases - In March 2009, the Company, through its wholly-owned subsidiary DPI Secuprint, entered into two operating lease agreements for production equipment with Baum Capital Investments.  The leases contain end of lease residual values that aggregate a total of $800,000.   Pursuant to these lease agreements, the Company is subject to certain conditions that place restrictions on the ability of DPI Secuprint to transfer cash or other assets to its parent, Document Security Systems, or other subsidiaries, during the lives of the leases.  Total lease commitments associated with these leases are as follows:

2009	242,909
2010	422,131
2011	440,348
2012	394,419
2013	274,175
Thereafter	545,921
Total	$2,319,903

9.     Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.  Three of these operating segments, Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets.  For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131- “Disclosures about Segments of an Enterprise and Related Information”.  A summary of the two reportable segments  follows:

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2009 and 2008 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

3 months ended March 31, 2009:	Legal Supplies	Security and Commercial Printing	Corporate	Total

Revenues from external customers	$139,000	$2,640,000	$-	$2,779,000
Depreciation and amortization	5,000	404,000	1,000	410,000
Net income (loss)	17,000	(336,000)	(625,000)	(944,000)

3 months ended March 31, 2008:

Revenues from external customers	$173,000	$1,269,000	$-	$1,442,000
Depreciation and amortization	4,000	601,000	1,000	606,000
Net income (loss)	8,000	(1,709,000)	(599,000)	(2,300,000)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those contained in our Form 10-K for the year ended December 31, 2008 and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We develop sophisticated security technologies that are applied during the normal printing process and by virtually all printing methods including traditional offset, gravure, flexo, digital or via the Internet on paper, plastic, or packaging. We believe we are a leader of customized document protection solutions for companies and governments worldwide.  We hold eight patents that protect our technology and have over a dozen patents in process or pending.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied by a broad variety of industries, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

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

Technologies

We have developed or acquired over 30 technologies that provide our customers a wide spectrum of solutions.  Our primary anti-counterfeiting products and technologies are marketed under the AuthentiGuard trade names.

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

Security and Commercial Printing:  Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based and software enterprise solutions.  We market and sell to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.  In addition, we provide a full range of digital and large offset commercial printing capabilities to our customers.

Since our inception, we have primarily outsourced the production of the majority of our custom security print orders to strategic printing vendors.  In December 2008, we acquired a commercial printer with long-run offset and short run digital printing capabilities that will allow us to produce the majority of our security print orders in-house.  As a result of this acquisition, we have significantly improved our ability to meet our current and expected future demand of our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, coupons, transcripts, and prescription paper.   We produce our plastic printed documents such as ID cards, event badges, and driver licenses at our are manufacturing facility in Brisbane, California under the name Plastic Printing Professionals. In late 2007, we moved our P3 manufacturing facility to a 25,000 square foot facility in order to increase our plastic manufacturing capacity, and during 2008, we upgraded their production capabilities by adding equipment that will improve its productivity, along with equipment for high speed data encoding and equipment for production of high-volume precision RFID cards.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months ended March 31, 2008

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2008.

Revenue

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	% change vs. 2008
Revenue
Security and commercial printing	$2,417,000	$932,000	159%
Technology license royalties and digital solutions	223,000	337,000	-34%
Legal products	139,000	173,000	-20%
Total Revenue	2,779,000	1,442,000	93%

For the three months ended March 31, 2009, revenue increased 93% from the same period in 2008.  The increase in revenue was the result of the Company’s acquisition of its commercial printing business in December 2008, which generated $1.7 million in revenue during first quarter of 2009.    Otherwise, sales in the first quarter of 2009 in the Company’s other divisions were a total of $1,079,000, a decrease of 25% as compared to the first quarter of 2008.  All of the Company’s divisions were adversely affected by significant delays or reductions in orders by core customers that reflected the rapid decline in the U.S. and global economies during the latter half of 2008 and the first quarter of 2009.    The Company expects that demand in each of its divisions, including its newly acquired commercial printing division will return to historical levels during the latter half of 2009 as the U.S. and global economies stabilize.

Cost of Sales and Gross Profit

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	% change vs. 2008

Costs of revenue
Security and commercial printing	$1,575,000	$596,000	164%
Technology license royalties and digital solutions	4,000	4,000	0%
Legal products	63,000	97,000	-35%
Total cost of revenue	1,642,000	697,000	136%

Gross profit
Security and commercial printing	842,000	336,000	151%
Technology license royalties and digital solutions	219,000	333,000	-34%
Legal products	76,000	77,000	-1%
Total gross profit	1,137,000	746,000	52%

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	% change vs. 2008
Gross profit percentage:	41%	52%	-21%

Gross profit increased 52% to $1,137,000 in the first quarter of 2009 as compared to the first quarter of 2008 as the result of the Company’s acquisition of its commercial printing business in December 2008, which generated $504,000 of gross profit during the 2009 quarter.   Gross profits in the Company’s other divisions was $633,000, a decline of approximately 15% for these divisions from the first quarter of 2008.   Gross profit percentage decreased 21% to 41% primarily as the result of the change in product mix caused by the Company’s acquisition of its commercial printing business in December 2008.    In addition, the Company increased equipment costs at its plastic printing facility in late 2008, which increased its fixed production costs, that have lowered margins in that division, which were slightly offset by reductions in labor costs as a result of the efficiencies created by the new equipment.  The Company expects to further leverage its new equipment to increase its gross margins in its plastics division during 2009.

Operating Expenses

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	% change vs. 2008

Operating Expenses
Sales, general and administrative compensation	$953,000	$780,000	22%
Professional Fees	247,000	367,000	-33%
Sales and marketing	60,000	184,000	-67%
Research and development	87,000	115,000	-24%
Rent and utilities	177,000	159,000	11%
Other	191,000	136,000	40%
	1,715,000	1,741,000	-1%
Other Operating Expenses
Depreciation and amortization	40,000	42,000	-5%
Stock based payments	(145,000)	407,000	-136%
Impairment of patent defense costs	-	292,000
Amortization of intangibles	323,000	527,000	-39%
	218,000	1,268,000	-83%
Total Operating Expenses	1,933,000	3,009,000	-36%

Selling, General and Administrative

Sales, general and administrative compensation costs were 22% higher in the first quarter of 2009 due to the inclusion of sales and administrative staff additions as the result of the Company’s acquisition of its commercial printing business in December 2008.   Otherwise, SG&A compensation costs would have decreased 16% during the first quarter of 2009 as compared to the first quarter of 2008 as the result of staff reductions that the Company initiated in the middle of 2008.

Professional fees decreased during the first quarter of 2009 from to the first quarter of 2008 as a result of significant decreases in non-patent related legal fees and accounting fees as the Company had reduced Sarbanes –Oxley related compliance costs as the result of the Company’s change in classification to a smaller reporting company for its 2008 end of year audit.  .

Sales and marketing expenses decreased in the first quarter of 2009 from to the first quarter of 2008 due to a significant reduction in travel expense associated with a change in its global business development strategy during the middle of 2008 that significantly reduced planned travel costs.  In addition, the Company saw reductions in marketing consulting costs that were eliminated during the Company’s cost reduction that were initiated in the middle of 2008.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally.   Research and development costs decreased in first quarter of 2009 as compared to the first quarter of 2008 as the result of lower external research costs and reduction in compensation cost as the Company replaced its former vice president of technology, who left the Company in the middle of 2008 with a software engineer who focuses on the Company’s digital product development.

Rent and utilities increased for the first quarter of 2009 over the comparable period in 2008 as a result of the Company’s acquisition of its commercial printing business in December 2008, which operates a 20,000 square foot facility in Rochester, NY.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Increases in the first quarter of 2009 reflect increases in equipment maintenance costs associated with Company’s commercial printing operation, bad debt costs, and patent annuity fees.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock-based compensation decreased in the first quarter of 2009 as a result of the reversal of approximately $346,000 of previously recorded stock-based compensation expense for stock options and restricted shares issued to one of the Company’s senior management team members which terminated unvested as a result of that employee’ resignation in March 2009.   Furthermore, the stock-based compensation decease in the first quarter of 2009 reflect the reduction in the usage of warrants issued to third parties for services, and reductions in fair values of options granted in the latter half of 2008 and the first quarter of 2009.

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

Amortization of intangibles expense decreased 39% in the first quarter of 2009 as compared to the first quarter of 2008 as a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset, which was  $1.7 million as of March 31, 2009 compared to $4.6 million as of March 31, 2008.  The reduction in the Company’s patent acquisition and defense costs was due to the Company’s transfer and assignment of 49% of its interest in the patent to a third-party in August 2008, which resulted in a reduction in the asset of approximately $1.7 million.

Other Income and expenses

During the first quarter of 2009, the Company had significant increase in interest expense as a result of the Company’s borrowings it made during 2008 against its various credit facilities, along with interest associated with several capital leases the Company entered into in late 2007.   As of March 31, 2009, the Company had $3.1 million outstanding under it revolving notes at an interest rate of LIBOR plus 2%, which was approximately 3.98% as of March 31, 2009.  In addition, during the 2009 quarter, the Company paid interest on its $900,000 Secured Promissory Note which had an annual interest rate of 15%.  The interest rate on this note is scheduled to be reduced to 12% depending on whether certain conditions are satisfied, which the Company believes was achieved as of March 31, 2009.

During the first quarter of 2009, the Company also incurred amortization of note discount expense of approximately $62,000 for warrants that were issued in conjunction with the secured promissory note which had a fair value of approximately $256,000 and will be amortized over the term of the note.

Net Loss and Loss Per Share

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	% change vs. 2008

Net loss	(944,000)	(2,300,000)	-59%

Net loss per share, basic and diluted	$(0.07)	$(0.17)	-61%

Weighted average common shares outstanding, basic and diluted	14,378,609	13,654,364	5%

During the first quarter of 2009, the Company experienced a net loss of $944,000, a 59% decrease from the net loss of the first quarter of 2008.  The decrease in net loss during the quarter was primarily the result of the significant increase in the Company’s revenues and gross profits caused by the Company’s acquisition of its commercial printing business in December 2008, coupled with significant reductions in the Company’s operating expenses as detailed above, including a large reversal of previously recorded stock based compensation expense.  In addition, the net loss during 2008 reflects the impact of a $292,000 impairment charge that was not incurred during the 2009 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:
	As Of And For The Period Ended:
	March 31, 2009		March 31, 2008		% change vs. 2008

Cash flows from:

Operating activities	$(659,000)		$(964,000)		32%
Investing activities	(39,000)		(583,000)		93%
Financing activities	779,000		959,000		19%

Working capital	(4,505,000)		(1,792,000)		151%
Current ratio	0.34	x	0.50	x	-32%

Cash and cash equivalents	$169,000		$154,000		10%

Funds Available from Open Credit Facilities	$517,000		$2,310,000		-78%

As of March 31, 2009, our cash and cash equivalents were approximately $169,000, up from $88,000 at December 31, 2008.  The Company currently holds minimal amounts of cash at any given time due to its reliance on its credit facilities to fund day-to-day cash needs.   During the first quarter of 2009, the Company used $659,000 of cash for operations and $39,000 for investments in long-lived assets which were funded by borrowings from the Company’s credit facilities.   These amounts were significantly lower than 2008 levels which reflects the improvement of the Company’s operating results, including the positive impact on operating cash flows from the Company’s acquisition of its commercial printing business in December 2008.  In addition, the Company essentially eliminated cash outflows associated with the Company’s patent litigation efforts as a result of its litigation agreement in August 2008 with Trebuchet Capital Partners.

Future Capital Needs While the Company expects these favorable cash flow trends to continue in 2009, we expect to continue to use cash for operations during the remainder of 2009.  The Company estimates that it requires a revenue level of approximately $12.0 million to $15.0 million to breakeven on operating cash flow basis.  This revenue level is consistent with the 2008 pro-forma revenue level of the Company on a consolidated basis with its newly acquired commercial printing business, DPI Secuprint.  The Company believes that it can achieve this revenue level by the end of 2009, if general economic conditions stabilize.   Based on this expectation, the Company has committed to focus its expenditures during 2009 on areas of research and development, and sales and marketing that support near-term revenue opportunities.   As of March 31, 2009, the Company has an aggregate of $517,000 remaining available under two revolving notes that terminate on January 4, 2010. We are also planning to raise additional equity capital of up to $1.4 million in the private placement of common stock in a transaction exempt from registration under Section 4(2) and Regulation D, promulgated under the Securities Act of 1933, as amended.  There can be no assurance that the Company will raise this additional equity capital on the anticipated terms, or at all, or that the amount raised will be sufficient to meet our capital needs.  The Company's ability to raise additional equity capital and its business are subject to risks, including but not limited to, those described in this report and in our other filings with the Securities and Exchange Commission. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy the securities described herein.  The common stock offered will not be and has not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In December 2008, the Company borrowed $900,000 of short term debt in conjunction with its acquisition of substantially all of the assets of DPI, a commercial printer.  The Company expects that existing working capital at DPI will be sufficient to satisfy the payment of the $900,000 when due, in December 2009.  Furthermore, the Company has two credit facilities with related parties that will be due in January 2010.   The total amount due may be up to $3,600,000 if the Company cannot generate sufficient cash from operations to pay these credit facilities prior to their due dates.    In the event that the Company cannot pay these credit facilities when due, the Company believes that it will be able to extend the terms of these notes, or negotiate with the lenders other means of satisfying these credit facilities, including the payment of amounts due in the form of the Company’s equity.    However, there is no assurance that the Company will be able to do so.  The Company believes that the funds available to it under its credit facility along with the anticipated proceeds of the planned private placement will be sufficient to meet its operating cash flow needs for the next twelve months.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 these officers have concluded that our disclosure controls and procedures were not effective.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

          There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2009, the Company began to incorporate the accounting staff from its acquisition of a commercial printer in December 2008 into its financial reporting process and will seek to use these new resources to improve its areas of deficiency in the financial reporting process. The Company will evaluate the effect of its changes in internal controls during its annual assessment of its internal controls as of December 31, 2009.   Additionally, as described above under " Controls And Procedures - Evaluation of Disclosure Controls and Procedures," we also began implementing additional procedures to address the material weaknesses identified in our internal controls over financial reporting.

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, other than the changes discussed above, no other changes in our internal control over financial reporting occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($128,000 as of March 31, 2009), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until approximately the middle of 2009, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

           On March 24, 2006, we received notice that the ECB has filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  On March 30, 2007, the English Court awarded the ECB 30% of their costs (including legal fees) of the initial trial, of which the Company paid 90,000 British pounds ($182,000 based on the applicable exchange rate on that date) on April 19, 2007.    In July 2007, the Company posted a bond of 87,500 British pounds ($131,000 at March 31, 2009), as collateral for the appeal costs which is recorded as restricted cash at March 31, 2009 and December 31, 2008.  On June 19, 2008, the Company paid an additional 87,500 British pounds ($177,000 based on the applicable exchange rate on that date) towards the ECB’s costs of the English appeal.  In January 2009, the Company received a formal request for fee reimbursement from the ECB for a total of 290,000 pounds ($417,000 at March 31, 2009), in addition to amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fee request, however, the Company has recorded a $327,000 contingency in relation to this matter. The Company expects that the UK fee issue will be resolved in second half of 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($61,000 at March 31, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the second half of 2009.

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

ITEM 1A – RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 31, 2009. The following discussion is of material changes to risk factors disclosed in that report.

We have two secured credit facilities that have large principal payments due in January 2010 and a $900,000 secured loan due in December 2009, and if we are unable to repay them with cash we may be forced to repay, in whole or in part, with each credit facility's applicable collateral, which would have a material adverse effect on our financial position.

           On January 4, 2008, we entered into two credit facilities with an aggregate borrowing capacity of $3.6 million that is repayable in full on January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary, and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable, excluding the accounts receivable of our subsidiary Plastic Printing Professionals, Inc. As of March 31, 2009, we were in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have agreed to waive the defaults through January 1, 2010.

On December 18, 2008, our wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.), entered into a secured loan of $900,000 to pay for most of the cash portion of the purchase price of our acquisition of the assets of DPI of Rochester, LLC.  The loan is due in December 2009 and is secured by all of the assets of DPI Secuprint.

If we cannot generate sufficient cash from operations or raise cash from other sources including without limitation, fund-raising through additional sales of equity, and if we cannot refinance the credit facilities or our secured loan, we may have to repay, in whole or in part, one or all of the credit facilities or secured loan with each credit facility's or note’s applicable collateral, which would have a material adverse effect on our financial position.

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

As of March 31, 2009, our cash balance was approximately $169,000, and our current liabilities totaled approximately $6,796,000, which includes  $3,083,000 of short term debt under two credit facilities that are due on January 2, 2010, and a $900,000 Secured Promissory Note due on December 19, 2009.  In order to meet our operating needs and these current obligations, we will need to generate additional income from operations or obtain additional financing, including without limitation, fund-raising through additional sales of equity.  We may also need to negotiate with our lenders to extend or refinance our existing credit facilities.  Additionally, our ability to utilize cash generated by our DPI Secuprint subsidiary for corporate obligations is restricted by the terms of certain of its third party equipment operating leases, which could negatively affect our ability to raise cash from other sources, or to satisfy our obligations.

If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets,  (ii) seek or be forced into bankruptcy and/or obtain appropriate relief from bankruptcy and/or, (iii) continue operations, but incur material harm to our business,  operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern.  Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders.  Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty.  For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.  If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we may not have sufficient resources to continue operations.

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operations to continue as a business.

We have incurred significant net losses in previous years.  Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include our ability to (i) increase security and commercial printing and plastic card sales and (ii) increase sales of our digital products. While we have approximately $517,000 of funds available to us under our various credit facilities as of March 31, 2009, we are planning to raise additional funds in the future in order to fund our working capital needs including equity capital.  If we are not successful in generating needed funds from operations or in capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson,  the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors.  Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the Term under the White Credit Agreement.  Mr. White can accept common stock as repayment of the loan upon a default.   Under the terms of the agreement the Company is required to comply with various covenants.  During the year ended December 31, 2007, Patrick White advanced the Company $300,000 while the terms of the credit facility were being finalized.  As of March 31, 2009, the Company has borrowed $3,083,000 under the Fagenson & Co., Inc. and White credit facility agreements and was in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have agreed to waive the default through January 1, 2010.

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

DOCUMENT SECURITY SYSTEMS, INC.

May 14, 2009	By:	/s/ Patrick White
Patrick White Chief Executive Officer

May 14, 2009	By:	/s/ Philip Jones
Philip Jones Acting Chief Financial Officer (Vice President of Finance)