Form 10-Q
period 2009-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2009-08-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

1-32146

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730
(State of incorporation)	(IRS Employer Identification Number)

28 Main Street East, Suite 1525
Rochester, NY 14614

(Address of principal executive office)

(585) 325-3610

(Registrant's telephone number)

Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

And
(2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)*
Yes ☐  No ☐

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

Applicable only to corporate issuers
As of August 10, 2009 (the most recent practicable date), there were 14,690,056 shares of the issuer's Common Stock, $0.02 par value per share, issued.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$717,822	$87,820
Restricted cash	37,978	131,004
Accounts receivable, net of allowance of $36,000 ($50,000- 2008)	1,180,391	1,284,208
Inventory	326,714	359,034
Loans to employees	57,781	67,781
Prepaid expenses and other current assets	109,010	75,066

Total current assets	2,429,696	2,004,913

Fixed assets, net	1,458,553	1,517,357
Other assets	278,624	264,529
Goodwill	1,396,734	1,396,734
Other intangible assets, net	2,263,937	2,873,789

Total assets	$7,827,544	$8,057,322

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,617,722	$1,411,942
Accrued expenses & other current liabilities	1,262,847	1,312,745
Deferred revenue & customer deposits	32,696	30,193
Revolving notes from related parties	3,213,000	-
Short-term debt, net of discount of $122,000 ($247,000 -2008)	777,966	652,511
Current portion of capital lease obligations	78,828	78,367
Total current liabilities	6,983,059	3,485,758

Revolving notes from related parties	-	2,283,000
Capital lease obligations	259,543	210,365
Deferred tax liability	61,354	51,878

Commitments and contingencies (see Note 8)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 14,465,062 shares issued and outstanding (14,369,764 in 2008) (325,000 subscribed in 2008)	289,301	287,395
Additional paid-in capital	34,652,399	35,538,695
Common stock subscriptions receivable	-	(1,300,000)
Accumulated deficit	(34,418,112)	(32,499,769)
Total stockholders' equity	523,588	2,026,321
Total liabilities and stockholders' equity	$7,827,544	$8,057,322

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Revenue
Security and commercial printing	$1,941,818	$1,155,032	$4,358,509	$2,087,253
Technology license royalties and digital solutions	191,334	900,154	414,574	1,236,915
Legal products	114,871	159,299	253,496	332,432
Total Revenue	2,248,023	2,214,485	5,026,579	3,656,600

Costs of revenue
Security and commercial printing	1,496,256	796,069	3,030,324	1,391,702
Technology license royalties and digital solutions	3,507	3,507	7,014	7,014
Legal products	59,757	74,320	122,819	171,416
Total costs of revenue	1,559,520	873,896	3,160,157	1,570,132
Gross profit	688,503	1,340,589	1,866,422	2,086,468

Operating expenses:
Selling, general and administrative	1,139,831	1,962,230	2,703,218	4,038,346
Research and development	74,676	134,451	162,092	249,230
Impairment of patent defense costs	-	-	-	291,581
Amortization of intangibles	323,675	537,429	647,132	1,064,170
Operating expenses	1,538,182	2,634,110	3,512,442	5,643,327

Operating loss	(849,679)	(1,293,521)	(1,646,020)	(3,556,859)

Other income (expense):
Interest income	-	5	-	85
Gain (loss) on foreign currency transactions	11,782	(12,557)	11,782	(24,186)
Interest expense	(68,420)	(33,041)	(149,174)	(53,890)
Amortizaton of note discount	(63,756)	-	(125,455)	-
Other income	-	125,795	-	125,795
Loss before income taxes	(970,073)	(1,213,319)	(1,908,867)	(3,509,055)

Income tax expense	4,738	4,784	9,476	9,522

Net loss	$(974,811)	$(1,218,103)	$(1,918,343)	$(3,518,577)

Net loss per share -basic and diluted:	$(0.07)	$(0.09)	$(0.13)	$(0.26)
Weighted average common shares outstanding, basic and diluted	14,417,699	13,690,545	14,397,942	13,672,555

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,918,343)	$(3,518,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	819,852	1,222,084
Stock based compensation	(116,756)	1,056,018
Impairment of patent defense costs	-	291,581
Amortization of note discount	125,455	-
Decrease in restricted cash	-	3,561
(Increase) decrease in assets:
Accounts receivable	103,817	(349,422)
Inventory	32,320	15,497
Prepaid expenses and other assets	(38,039)	(164,027)
Increase (decrease) in liabilities:
Accounts payable	205,781	164,342
Accrued expenses and other liabilities	(24,056)	186,802
Deferred revenue	2,503	(544,934)
Net cash used by operating activities	(807,466)	(1,637,075)

Cash flows from investing activities:

Decrease in restricted cash	93,026	-
Purchase of fixed assets	(18,255)	(189,802)
Purchase of other intangible assets	(37,280)	(756,626)
Net cash used by investing activities	37,491	(946,428)

Cash flows from financing activities:
Borrowing on revolving notes- related parties	930,000	1,558,000
Borrowings on short-term credit facility	-	500,000
Payments of capital lease obligations	(46,023)	(56,067)
Issuance of common stock, net	516,000	800,000
Net cash provided by financing activities	1,399,977	2,801,933

Net increase in cash and cash equivalents	630,002	218,430
Cash and cash equivalents beginning of period	87,820	742,468
Cash and cash equivalents end of period	$717,822	$960,898

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.  These financial statements have not been updated for subsequent events occurring after August 14, 2009.

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

Restricted Cash - In July 2007, the Company established a restricted cash balance of 87,500 British pounds, as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, 87,500 British pounds.  On May 14, 2008, the Company made a payment of 87,500 British pounds to the European Central Bank as an interim payment of the appeal costs pending final assessment by the Court which was made on July 31, 2009.   On June 21, 2009, the Company received 64,483 pounds (approximately $107,000) as a partial release of the restricted funds.  As of June 30, 2009, approximately 23,000 pounds (approximately $38,000 as of June 30, 2009) remained as restricted cash.

Fair Value of Financial Instruments - Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving note payable and capital leases. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s capitalized lease obligations and revolving note payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of June 30, 2009.

Continuing Operations - The Company has incurred significant net losses in previous years.  The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales and (ii) increase sales of the Company’s digital products.  While the Company has approximately $718,000 in cash and approximately $387,000 of funds available to it under various credit facilities as of June 30, 2009,  the Company may still need to raise additional funds in the future in order to fund its working capital needs.   In December 2008, the Company borrowed $900,000 of short term debt in conjunction with its acquisition of substantially all of the assets of DPI, a commercial printer.  The Company expects that existing working capital at DPI will be sufficient to satisfy the payment of the $900,000 when due, in December 2009 or that the Company can refinance this debt prior to its maturity.  Furthermore, the Company has two credit facilities with related parties that will be due in January 2010.  The total amount due may be up to $3,600,000 if the Company cannot generate sufficient cash from operations to pay these credit facilities prior to their due dates.  In the event that the Company cannot pay these credit facilities when due, the Company believes that it will be able to extend the terms of these notes, or negotiate with the lenders other means of satisfying these credit facilities, including the payment of amounts due in the form of the Company’s equity.  Otherwise, the Company will look to raise capital to satisfy these obligations. The Company believes that it has access to capital based on demand for its common stock.  Thru July 2009 the Company has raised $805,000 during 2009 from the sale of its common stock and believes that it will continue to be able to utilize this source of funds in the future. There can be no assurance that such additional financing, will be available on terms acceptable to the Company or at all.  Failure to raise the funds necessary to finance future cash requirements would adversely affect the Company’s ability to pursue its strategy and could negatively affect operations in future periods.  The accompanying financial statements do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its fundraising efforts.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(r), Business Combinations, which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(r)-1), which amended certain provisions of SFAS 141(r) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(r) and FSP FAS 141(r)-1 became effective in the first quarter of 2009, and did not have a material impact on the consolidated financial statements.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF 07-5 during the first quarter of 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP 157-4 during the second quarter of 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP No. 107-1 and APB 28-1 during the second quarter of 2009 did not have a material impact on the consolidated financial statements.

      In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  SFAS No. 165 requires the evaluation of subsequent events through the date the financial statements are issued or are available for issue and the disclosure of the date through which subsequent events were evaluated and the basis for that date.  This statement is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted the requirements of SFAS No. 165 for the period ending June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial position, results of operations or cash flows.  See Note 1 – Organization and Operations of the Company.

FASB Codification.  In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (as amended)” (“SFAS No. 168”), making the FASB Accounting Standards Codification the single source of authoritative nongovernmental U.S. GAAP.  The Codification is not intended to change GAAP, however, it will represent a significant change in researching issues and referencing U.S. GAAP in financial statements and accounting policies.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.    Inventory

Inventory approximately consisted of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Finished Goods	$149,000	$138,000
Work in process	43,000	121,000
Raw Materials	135,000	100,000

	$327,000	$359,000

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		June 30, 2009 (unaudited)			December 31, 2008
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$90,000	$-	$90,000	$90,000	$-
Other intangibles	5 years	666,300	468,847	197,453	666,300	405,424	260,876
Patent acquisition and defense costs	Varied (1)	4,729,892	3,300,334	1,429,558	4,729,889	2,732,422	1,997,467
Patent application costs	Varied (2)	756,153	119,227	636,926	718,875	103,429	615,446
		$6,242,345	$3,978,408	$2,263,937	$6,205,064	$3,331,275	$2,873,789

(1)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of June 30, 2009 the weighted average remaining useful life of these assets in service was 1.5 years.

(2)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of June 30, 2009 the weighted average remaining useful life of these assets in service was 14.4 years.

4.     Short Term and Long Term Debt

Long Term Revolving Notes- Related Parties- On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson & Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors.  Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and is secured by the accounts receivable of the Company, excluding the accounts receivable of P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the White Credit Agreement.  Mr. White can accept common stock as repayment of the loan upon a default.   Under the terms of the agreements the Company is required to comply with various covenants.  As of June 30, 2009, the Company was in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have waived the defaults through January 1, 2010.

As of June 30, 2009, the Company had outstanding $450,000 under the White Credit Agreement, and $2,763,000 under the Fagenson Credit Agreement.  Interest expense for the first six months of 2009 amounted to approximately $58,000 for these agreements. As of June 30, 2009, approximately $112,000 of interest expense is included in accrued expenses.

Short-Term Debt- On December 18, 2008, the Company’s wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.) entered a Secured Promissory Note with Baum Capital Investments Inc. (“Baum”) in the principal amount of up to $900,000 to pay for most of the cash portion of the purchase price of the Company’s acquisition of substantially all of the assets of DPI of Rochester, LLC.  The Secured Promissory Note has a one-year term, is secured by all of the assets of DPI Secuprint and has an annual interest rate of 15%, with a reduction to 12%, depending on whether certain conditions which the Company met after three months.   The note is subject to pre-payment provisions if, among other provisions, DPI Secuprint’s cash receipts do not exceed its cash expenditures for any two consecutive months during the term.  As of June 30, 2009, the Company believes that it is in compliance with all of the covenants of the Note.   Interest expense for the first six months of 2009 amounted to approximately $58,000 for this agreement, of which approximately $9,000 is included in accrued expenses as of June 30, 2009.

In conjunction with the Baum Note, the Company issued warrants to purchase up to a total of 250,000 shares of the Company’s common stock at an average price of $2.00 per share.  The warrants are exercisable as of February 16, 2009 and expire on December 17, 2013.  The fair value of the warrants of approximately $256,000 was determined using the Black Scholes option pricing model, and was recorded as discount on debt and will be amortized over the term of the Note.   Amortization of approximately $125,000 was recorded in the first six months of 2009.

5.     Shareholders’ Equity

Restricted Stock – As of June 30, 2009, there are 50,000 unvested restricted shares granted to an employee that vests through December 2013.  In addition, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of June 30, 2009, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.    During the first six months of 2009, the Company retired 212,500 of unvested restricted stock as the result of the resignations of two employees.

Stock Subscription Agreement - On June 3, 2009, the Company and Walton Invesco, Inc. executed a letter agreement terminating the parties' Share Purchase Agreement dated June 25, 2008 and any obligations outstanding thereunder. Under the Share Purchase Agreement, Walton had agreed to purchase 350,000 shares of the Company's Common Stock for $1,400,000, or $4.00 per share, payable in five installments over a two-year period.  The first installment of $100,000 was paid.  A second payment installment in the amount of $300,000 was due on December 25, 2008, but was not paid.  As a result, the parties agreed to terminate the Share Purchase Agreement which resulted in the cancellation of 325,000 shares related to the subscription amounting to $1,300,000 as of June 3, 2009.

Stock Issued in Private Placements - In June, 2008 the Company entered into two Share Purchase Agreements pursuant to which the Company agreed to sell a total of 500,000 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. Pursuant to the terms of the first Agreement, the Company sold 150,000 shares of Common Stock to the Purchaser for $600,000 payable on June 25, 2008. Pursuant to the terms of the first Agreement, the Purchaser could not sell the 150,000 shares of Common Stock purchased thereunder earlier than June 25, 2009.  Pursuant to the terms of the second Agreement, the Company sold 350,000 shares of Common Stock for $1,400,000, with $100,000 payable on June 25, 2008 and the remaining $1,300,000 payable in six-month installments over a two-year period which was cancelled on June 3,2009 as per above.

Between May 29, 2009 and June 22, 2009, the Company sold 56 investment units in a private placement at a price of $10,000 per unit for aggregate proceeds of $560,000 less $44,000 in expenses consisting of 399,952 shares of common stock and warrants to purchase an aggregate of 79,990 shares of common stock.  Each investment unit consisted of 7,142 shares of its common stock and five-year warrants to purchase up to an aggregate of 1,427 shares of its common stock at an exercise price of $2.00 per share.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $80,000.  On July 15, 2009, the Company sold 24.5 investment units for $10,000 per unit for gross cash proceeds of $245,000, consisting of 174,988 shares of Common Stock and Warrants to purchase an aggregate of 34,998 shares of Common Stock.

Stock Options – During the six months ended June 30, 2009, the Company issued options to purchase 40,000 of its common shares at an exercise price of $1.86 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one year of service on the Company’s Board of Directors.  The fair value of these options amounted to approximately $28,000 determined by utilizing the Black Scholes option pricing model.  In addition, the Company issued options to purchase 120,000 of its common shares at an exercise price of $4.00 per share under the Company’s 2004 Employees’ Stock Option Plan to certain employees, including 50,000 options to its acting chief financial officer and 50,000 options to its vice president of operations who is also a board member.  The fair value of these options amounted to approximately $47,000 determined by utilizing the Black Scholes option pricing model. The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.  During the six months ended June 30, 2009, the Company cancelled approximately 168,000 unvested options during the first six months of 2009 due to employee terminations.

Stock Warrants – During the six months ended June 30, 2008, the Company received $100,000 in proceeds from the exercise of warrants to purchase 50,000 shares of our common stock.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the six months ended June 30, 2009, the Company had a negative stock compensation expense of approximately $117,000 (positive stock-based compensation expense $1,056,000- 2008) as current-period stock based compensation expense was more than offset by reversals of previously recorded stock-based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during the first six months of 2009.

As of June 30, 2009, there was approximately $256,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

6.   Impairment of Patent Defense Costs and Other Income

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with the U.K appeal as of March 31, 2008.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  On July 31, 2009, the UK court made the final assessment of costs for the UK patent validity case due from the Company to the ECB of 356,490 pounds, of which the Company owed 178,989 pounds (approximately $296,000 as of June 30, 2009), which amount was included in accrued expenses as of June 30, 2009.  On July 1, the Company paid the 64,483 pounds to ECB as a interim payment towards the fees due.

On May 31, 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a positive judgment for the Company in its counterclaim in the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006.  The Company expects to collect the full amount of the judgment.

7.     Earnings Per Share

 Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.   If the Company had generated earnings during the six month period ended June 30, 2009, 233,165 (478,829- 2008) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. Options to purchase 1,612,272 shares (1,324,343- 2008) of common stock for the six month period ended June 30, 2009 that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

8.     Commitments and Contingencies

Legal Matters -On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($131,000 as of June 30, 2009), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until approximately the latter half of 2009, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

           On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was 356,490 pounds, of which the Company had previously paid 177,500 pounds and owes 178,990 pounds (approximately $296,000 as of June 30, 2009), which amount was in accrued expenses as of June 30, 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($63,000 at June 30, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the second half of 2009.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf, to proceed with infringement cases in these countries if we choose to do so.  Additional trials on the validity of the Patent are expected in other European jurisdictions during 2009.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company  has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement under the terms of the Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest of the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

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

 In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of June 30, 2009, there have been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of June 30, 2009, the Company considers the likelihood that the payment will be required as remote.

Employment agreements - In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of June 30, 2009, all 33,333 shares had vested generating gross proceeds of approximately $99,000.  The Company has not finalized the terms of the settlement of the remaining amount due of $113,000, which is recorded in accrued expenses as of June 30, 2009.

Operating Leases - In March 2009, the Company, through its wholly-owned subsidiary DPI Secuprint, entered into two operating lease agreements for production equipment with Baum Capital Investments.  The leases contain end of lease residual values that aggregate a total of $800,000.   Pursuant to these lease agreements, the Company is subject to certain conditions that place restrictions on the ability of DPI Secuprint to transfer cash or other assets to its parent, Document Security Systems, or other subsidiaries, during the lives of the leases.  Total lease commitments associated with these leases as of June 30, 2009 are as follows:

2009	165,522
2010	422,131
2011	440,348
2012	394,419
2013	274,175
Thereafter	545,921
Total	$2,242,516

Other: On June 22, 2009, the Company's Board of Directors approved a plan to sell and the Company entered into a non-binding letter of intent to sell the assets of the Company's wholly owned web property subsidiary commonly known as “Legalstore.com”, to Internet Media Services, Inc. (“IMS”). Under the terms of the Letter of Intent, IMS will acquire the Web property and related assets commonly referred to as the LegalStore.com from the Company and as payment will issue to the Company common stock of IMS equal to 30% of the outstanding shares of IMS on the Closing Date. Within 180 days after the Closing Date, or as soon as practicable, IMS intends to file a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") registering certain shares of IMS common stock, including the agreed number of shares of IMS common stock to be issued to the Company under the Agreement. At which time, the Company intends to declare the Record Date for the issuance of a shareholder dividend of shares of IMS Common Stock, the number of which has yet to be determined, to the beneficial share owners of Document Security Systems, Inc. Common Stock on such Record Date. Completion of the transaction is subject to entering into a definitive purchase agreement for the sale of the assets and the satisfaction of any conditions and covenants contained therein. At this time the parties have not entered into a definitive agreement for the transaction and there can be no assurance that we will enter into such an agreement or complete the transaction on acceptable terms or at all. In accordance with FASB 144 guidance for long-lived assets to be exchanged for nonmonetary assets, the Company accounts for the revenue and expenses of this operation as a being held and used until such time that the sale takes place.

9.      Supplemental Cash Flow Information

During the six months ended June 30, 2009, the Company entered into capitalized leases of approximately $96,000 for production equipment at its commercial print facility.

10.     Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.  Three of these operating segments, Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets.    For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131- “Disclosures about Segments of an Enterprise and Related Information”.  A summary of the two segments follows:

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2009 and 2008 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

3 months ended June 30, 2009:	Legal Supplies	Security and Commercial Printing	Corporate	Total
Revenues from external customers	$115,000	$2,133,000	$-	$2,248,000
Depreciation and amortization	5,000	404,000	1,000	410,000
Segment profit (loss)	9,000	(769,000)	(215,000)	(975,000)

3 months ended June 30, 2008:
Revenues from external customers	$159,000	$2,055,000	$-	$2,214,000
Depreciation and amortization	4,000	611,000	1,000	616,000
Segment profit (loss)	27,000	(536,000)	(709,000)	(1,218,000)

6 months ended June 30, 2009:	Legal Supplies	Security and Commercial Printing	Corporate	Total
Revenues from external customers	$253,000	$4,774,000	$-	$5,027,000
Depreciation and amortization	10,000	808,000	2,000	820,000
Segment profit (loss)	27,000	(1,105,000)	(840,000)	(1,918,000)

6 months ended June 30, 2008:
Revenues from external customers	$332,000	$3,325,000	$-	$3,657,000
Depreciation and amortization	8,000	1,212,000	2,000	1,222,000
Segment profit (loss)	35,000	(2,246,000)	(1,308,000)	(3,519,000)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Form 10-K for the year ended December 31, 2008, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

•	Our limited operating history with our business model
•	Our ability to pay or renegotiate three secured credit facilities that have large principal payments due in December 2009 and January 2010
•
Our low cash balance and limited financing currently available to us, we may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital.

•	The risk of insolvency or bankruptcy if we cannot generate additional income or raise additional capital in the near future
•	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow
•	Our ability to effect a financing transaction to fund our operations could adversely affect the value of your stock.
•	Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the current patent validity and patent infringement litigations.
•	The loss in current litigation in which we may lose certain of our technology rights, which may affect our business plan.
•	The inability to adequately protect our intellectual property
•	Intellectual property infringement or other claims against us, our customers or our intellectual property that could be costly to defend and result in our loss of significant rights.
•	The failure of our products and services to achieve market acceptance
•	Changes in document security technology and standards could render our applications and services obsolete.
•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.
•	The inability to meet our growth strategy of acquiring complementary businesses and assets and expanding our existing operations to include manufacturing capabilities.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “we,” “us,” “our” or “Company”) markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We develop sophisticated security technologies that are applied during the normal printing process and by virtually all printing methods including traditional offset, gravure, flexo, digital or via the Internet on paper, plastic, or packaging. We believe we are a leader of customized document protection solutions for companies and governments worldwide.  We hold eight patents that protect our technology and have over a dozen patents in process or pending.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied by a broad variety of industries, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protection and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate records and, securities.  We believe we are a world leader in the research and development of optical deterrent technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions to satisfy their specific anti-counterfeiting requirements.  Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts.  In addition, we have developed a digital product to implement our technologies in Internet-based environments utilizing standard desktop printers.  We believe that our digital technology greatly expands the reach and potential market for our technologies and solutions. In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, NY with approximately $7.6 million in sales in 2007.   We formed a new subsidiary called DPI Secuprint to house this new company.  As a result of this acquisition, we have significantly improved our ability to meet our current and expected future demand of our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, coupons, transcripts, and prescription paper.   In addition, as a result of the acquisition, we believe we can offer our customers a wider range of commercial printing offerings.

Technologies

We have developed or acquired over 30 technologies that provide our customers a wide spectrum of solutions.  Our primary anti-counterfeiting products and technologies are marketed under the AuthentiGuard trade names.

Products and Services

Generic Security Paper:  Our primary product for the retail end-user market is AuthentiGuard® Security Paper.  AuthentiGuard® Security Paper is blank paper that contains our Pantograph 4000TM technology.  The paper reveals hidden warning words, logos or images using The Authenticator- our proprietary viewing lens –when the paper is faxed, copied or scanned.  The hidden words appear on the duplicate or the computer digital file and essentially prevent documents, including forms, coupons and tickets, from being counterfeited.  We market and sell our AuthentiGuard® Security Paper primarily through one major paper distributor: Boise.  Since 2005, Boise has marketed our AuthentiGuard® Security Paper under its Boise Beware brand name in North America, primarily through its commercial paper sales group. We retain the rights to sell the AuthentiGuard® Security Paper directly to end-users anywhere in the world.

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

Legal Products:  We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields. On June 22, 2009, we signed a non-binding letter of intent to sell the assets of our wholly owned web property subsidiary commonly known as “Legalstore.com”, to Internet Media Services, Inc. (“IMS”).  Under the terms of the Letter of Intent, IMS will acquire the Web property and related assets commonly referred to as the LegalStore.com from us and as payment will issue to the Company common stock of IMS equal to 30% of the outstanding shares of IMS on the Closing Date. Within 180 days after the Closing Date, or as soon as practicable, IMS intends to file a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") registering certain shares of IMS common stock, including the agreed number of shares of IMS common stock to be issued to the Company under the Agreement. At which time, the Company intends to declare the Record Date for the issuance of a shareholder dividend of shares of IMS Common Stock, the number of which has yet to be determined, to the beneficial share owners of Document Security Systems, Inc. Common Stock on such Record Date.  Completion of the transaction is subject to entering into a definitive purchase agreement for the sale of the assets and the satisfaction of any conditions and covenants contained therein.  At this time the parties have not entered into a definitive agreement for the transaction and there can be no assurance that we will enter into such an agreement or complete the transaction on acceptable terms or at all.

Results of Operations for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months ended June 30, 2008

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.   During the second quarter of 2009, the Board of Directors approved a plan to sell and the Company entered into a non-binding letter of intent to sell its legal products business.  In accordance with FASB 144 guidance for long-lived assets to be exchanged for nonmonetary assets, the Company accounts for the revenue and expenses of this operation as a being held and used until such time that the sale takes place.

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2008.

Revenue

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	% change	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	% change
Revenue
Security and commercial printing	$1,942,000	$1,155,000	68%	$4,359,000	$2,087,000	109%
Technology license royalties and digital solutions	191,000	900,000	-79%	415,000	1,237,000	-66%
Legal products	115,000	159,000	-28%	253,000	332,000	-24%
Total Revenue	2,248,000	2,214,000	2%	5,027,000	3,656,000	38%

For the three months ended June 30, 2009, revenue increased 2% from the same period in 2008.     Security and commercial print sales increased 68% during the quarter which reflects the impact of the Company’s acquisition of DPI Secuprint, a commercial printer, in December, 2008.  This increase was primarily offset by a decrease in royalty revenue of 79% which reflects the impact of a non-recurring royalty of $542,000 recorded in the second quarter of 2008 that affected the comparison.  Excluding this item, revenue for the second quarter of 2009 would have increased 34% from the second quarter of 2008.

For the six months ended June 30, 2009, revenue increased 38% from the first six months of 2008, due to the Company’s acquisition of its commercial printing business in December 2008, which more than offset the 66% decline in technology license royalties and digital solutions revenue as a result of the aforementioned non-recurring royalty revenue recorded in 2008.   During 2009, all of the Company’s divisions were adversely affected by significant delays or reductions in orders by core customers that reflected the rapid decline in the U.S. and global economies during the latter half of 2008 and the first half of 2009.    The Company expects that demand in each of its divisions, including its newly acquired commercial printing division will return to historical levels during the latter half of 2009 as the U.S. and global economies stabilize.

Cost of Sales and Gross Profit

	Three Months	Three Months		Six Months	Six Months
	Ended June 30,	Ended June 30,		Ended June 30,	Ended June 30,
	2009	2008	% Change	2009	2008	% change

Costs of revenue
Security and commercial printing	$1,496,000	$796,000	88%	$3,031,000	$1,392,000	118%
Technology license royalties and digital solutions	4,000	4,000	0%	7,000	7,000	0%
Legal products	60,000	74,000	-19%	123,000	171,000	-28%
Total cost of revenue	1,560,000	874,000	78%	3,161,000	1,570,000	101%

Gross profit
Security and commercial printing	446,000	359,000	24%	1,328,000	695,000	91%
Technology license royalties and digital solutions	187,000	896,000	-79%	408,000	1,230,000	-67%
Legal products	55,000	85,000	-35%	130,000	161,000	-19%
Total gross profit	688,000	1,340,000	-49%	1,866,000	2,086,000	-11%

	Three Months	Three Months		Six Months	Six Months
	Ended June 30,	Ended June 30,		Ended June 30,	Ended June 30,
	2009	2008	% change	2009	2008	% change
Gross profit percentage:	31%	61%	-49%	37%	57%	-35%

Gross profit decreased 49% to $688,000 in the second quarter of 2009 as compared to the second quarter of 2008.  The decrease was primarily impacted by the lack of $542,000 of gross profit which the Company gained in 2008 as the result of a non-recurring royalty revenue the Company recorded in the second quarter of 2008.   Without the impact of this item, gross profit in the second quarter of 2008 would have been $798,000, which would have been only 14% higher than 2009.    Gross profits were also negatively impacted by increases in production equipment lease and depreciation costs associated with new equipment put into production at the Company’s plastic printing facility.  As a result of these issues, and due to a significant change in the Company’s business model as a result of the Company’s acquisition of its commercial printing business in December of 2008, the Company’s gross profit percentage decreased significantly to 31% during the second quarter of 2009.   For the six months ended June 30, 2009, gross profit percentage was 37% which is slightly below the Company’s expectations.  The Company believes that its gross margin percentage should improve slightly over the last half of the year based on its current structure and the expected sales mix.

Operating Expenses

	Three Months	Three Months		Six Months	Six Months
	Ended June 30,	Ended June 30,		Ended June 30,	Ended June 30,
	2009	2008	% change	2009	2008	% change

Operating Expenses

Sales, general and administrative compensation	$835,000	$676,000	24%	$1,858,000	$1,457,000	28%
Professional Fees	40,000	207,000	-81%	287,000	574,000	-50%
Sales and marketing	11,000	131,000	-92%	71,000	314,000	-77%
Research and development	75,000	134,000	-44%	162,000	249,000	-35%
Rent and utilities	115,000	122,000	-6%	270,000	263,000	3%
Other	70,000	166,000	-58%	255,000	320,000	-20%
	$1,146,000	$1,436,000	-20%	$2,903,000	$3,177,000	-9%

Other Operating Expenses
Depreciation and amortization	40,000	42,000	-5%	80,000	84,000	-5%
Stock based payments	28,000	619,000	-95%	(117,000)	1,026,000	-111%
Impairment of patent defense costs	-	-		-	292,000
Amortization of intangibles	324,000	537,000	-40%	647,000	1,064,000	-39%
	392,000	1,198,000	-67%	610,000	2,466,000	-75%

Total Operating Expenses	1,538,000	2,634,000	-42%	3,513,000	5,643,000	-38%

Selling, General and Administrative

Sales, general and administrative compensation costs were 24% and 28% higher in the three and six months ending June, 30, 2009, respectively, as compared to the comparable 2008 periods, due to the inclusion of sales and administrative staff additions as the result of the Company’s acquisition of its commercial printing business in December 2008.   Otherwise, SG&A compensation costs would have decreased 25% and 11% during the three and six months ended June 30, 2009, respectively, as compared to the comparable 2008 periods, as the result of staff reductions that the Company initiated in the middle of 2008 and during the first quarter of 2009.

Professional fees have decreased in 2009 from the second quarter of 2008 as a result of significant decreases in non-patent related legal fees and accounting fees as the Company had reduced Sarbanes –Oxley related compliance costs as the result of the Company’s change in classification to a smaller reporting company for its 2008 end of year audit.  In addition, the Company had lower consulting and investor relations costs as it significantly limited certain activities associated with these costs in response to the lower sales volumes the Company experienced during the first six months of 2009.   In addition, during the second quarter of 2009, the Company reversed approximately $60,000 of a previously accrued consulting expense that did not materialize.

Sales and marketing expenses have decreased significantly in 2009 as compared to 2008 as the Company has changed its primary sales strategies in response to the Company’s significant reduction in its non-direct marketing costs, its international sales cost, and an overall reduction in sales related travel.  The Company has recently focused its efforts on direct sales techniques that utilize telephone and web-conferencing communication with current and prospective customers.   In addition, the Company experienced a reduction in internet based advertising during 2009.   In addition, during the second quarter of 2009, the Company reversed approximately $15,000 of previously accrued expenses for certain potential sales related expense that did not materialize.  The Company expects to increase its sales and marketing expenses in the second half of 2009 as economic conditions improve.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally.   Research and development costs decreased during the 2009 periods as compared to the comparable 2008 periods as the result of lower external research costs and reduction in compensation cost as the Company reduced the department by 2 persons.

Rent and utilities costs have increased in 2009 over 2008 as a result of the Company’s acquisition of its commercial printing business in December 2008, which operates a 20,000 square foot facility in Rochester, NY.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Decreases in the second quarter of 2009 as compared to the second quarter of 2008 reflect significant reductions in office expenses, and a reversal of $29,000 of bad debt expense due to collections of previously written off accounts receivables associated with the Company’s commercial print operation.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock-based compensation decreased during the three and six month periods ended June 30, 2009 as compared to the comparable 2008 periods, as current-period stock based compensation expense was more than offset by reversals of previously recorded stock-based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during the three and six months ended June 30, 2009.

Impairment of Patent Defense Costs  On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with the U.K appeal as of March 31, 2008.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.   No such expense was incurred in 2009.

Amortization of intangibles expense decreased 40% and 39% in the second quarter and first six months of 2009 as compared to the 2008 periods as a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset from $4.3 million as of June 30, 2008 to $1.4 million as of June 30, 2009.   The reduction in the Company’s patent acquisition and defense costs was primarily due to the Company’s transfer and assignment of 49% of its interest in the patent to a third-party in August 2008, which resulted in a reduction in the asset of approximately $1.7 million.

Other Income and expenses

	Three Months	Three Months		Six Months	Six Months
	Ended June 30,	Ended June 30,		Ended June 30,	Ended June 30,
	2009	2008	% change	2009	2008	% change

Other income (expense):
Gain/(Loss) on foreign currency adjustments	12,000	(13,000)	-192%	12,000	(24,000)	-150%
Interest expense	(68,000)	(33,000)	106%	(149,000)	(54,000)	176%
Amortizaton of note discount	(64,000)	-		(125,000)	-
Other income	-	126,000		-	126,000
Other income (expense), net	(120,000)	80,000	-250%	(262,000)	48,000	-646%

During the first six months of 2009, the Company had significant increases in interest expense over the comparable period in 2008 as a result of the Company’s borrowings it made during 2008 against its various credit facilities and for interest associated with a $900,000 Secured Promissory Note which the Company used to acquire its commercial printing business in December of 2008.  As of June 30, 2009, the Company had $3.2 million outstanding under its revolving notes at an interest rate of LIBOR plus 2%, which was approximately 3.68% as of June 30, 2009, and $900,000 was outstanding under the Secured Promissory Note which had an annual interest rate of 12%.

During the first six months of 2009, the Company also recognized amortization of note discount expense of approximately $125,000 for warrants that were issued in conjunction with the secured promissory note which had a fair value of approximately $256,000 and will be amortized over the term of the note.

Net Loss and Loss Per Share

	Three Months	Three Months		Six Months	Six Months
	Ended June 30,	Ended June 30,		Ended June 30,	Ended June 30,
	2009	2008	% change	2009	2008	% change

Net loss	$(975,000)	$(1,218,000)	-20%	$(1,918,000)	$(3,519,000)	-45%
Net loss per share, basic and diluted	$(0.07)	$(0.09)	-22%	$(0.13)	$(0.26)	-50%
Weighted average common shares outstanding, basic and diluted	14,417,699	13,690,545	5%	14,397,942	13,672,555	5%

During the second quarter of 2009, the Company experienced a net loss of $975,000, a 20% decrease from the net loss of the second quarter of 2008.  The decrease in net loss during the quarter was primarily the result of the significant decrease in nearly every operating cost category which offset a decrease in gross profit which was primarily due to the impact of a non-recurring royalty revenue of $542,000 that was recognized in the second quarter of 2008.     For the first six months of 2009, the Company’s net loss decreased 45% from the comparable period in 2008 primarily due to the significant decrease in the Company’s operating expenses in 2009, which more than offset increases in interest expense and amortization of note discount associated with the increase in debt incurred by the Company in the latter half of 2008 and during the first six months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:

	June 30, 2009		June 30, 2008		% change vs. 2008

Cash flows from:

Operating activities	$(807,000)		$(1,637,000)		56%
Investing activities	37,000		(946,000)		94%
Financing activities	1,400,000		2,802,000		50%

Working capital	(4,553,000)		(1,079,000)		322%
Current ratio	0.35	x	0.72	x	-52%

Cash and cash equivalents	$718,000		$961,000		-25%

Funds Available from Open Credit
Facilities	$387,000		$1,742,000		-78%

As of June 30, 2009, our cash and cash equivalents were approximately $718,000, up from $88,000 at December 31, 2008.  The increase in cash was due to the receipt of funds from borrowings from Company’s credit facilities along with cash proceeds from the sale of the Company’s equity.  During the first six months of 2009, the Company used $714,000 of cash for operations and $56,000 for investments in long-lived assets which were primarily funded by borrowings from the Company’s credit facilities.  These amounts were significantly lower than comparable 2008 levels which reflects the improvement of the Company’s operating results, including the positive impact on operating cash flows from the Company’s acquisition of its commercial printing business in December 2008.  In addition, in 2009, the Company essentially eliminated cash outflows associated with the Company’s patent litigation efforts as a result of its litigation agreement in August 2008 with Trebuchet Capital Partners.

Future Capital Needs As of June 30, 2009, the Company has an aggregate of $387,000 remaining available under two revolving notes that terminate on January 4, 2010. During the second and third quarter of 2009, we raised $805,000 through the private placement of our common stock and warrants completed in July 2009.  The Company has and will use these funds to fund its operating cash flow requirements and the Company believes that the funds available to it under its credit facility along with the proceeds of the private placement will be sufficient to meet its operating cash flow needs for the next twelve months.

In December 2008, the Company borrowed $900,000 of short term debt in conjunction with its acquisition of substantially all of the assets of DPI, a commercial printer.  The Company expects that existing working capital at DPI will be sufficient to satisfy the payment of the $900,000 when due, in December 2009, or that the Company can refinance this debt prior to its maturity, however, there is no guarantee that the Company will be able to do so.  Furthermore, the Company has two credit facilities with related parties that will be due in January 2010.  The total amount due may be up to $3,600,000 if the Company cannot generate sufficient cash from operations to pay these credit facilities prior to their due dates.   In the event that the Company cannot pay these credit facilities when due, the Company believes that it will be able to extend the terms of these notes, or negotiate with the lenders other means of satisfying these credit facilities, including the payment of amounts due in the form of the Company’s equity.  Otherwise, the Company will look to raise capital to satisfy these obligations.  The Company believes that it has access to capital based on demand for its common stock.  Thru July 2009, the Company has raised $805,000 during 2009 from the sale of its common stock and believes that it will continue to be able to utilize this source of funds in the future.  However, there is no assurance that the Company will be able to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2009, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

During the first six months of 2009, the Company began to incorporate the accounting staff from its acquisition of a commercial printer in December 2008 into its financial reporting process and will seek to use these new resources to improve its areas of deficiency in the financial reporting process. The Company will evaluate the effect of its changes in internal controls during its annual assessment of its internal controls as of December 31, 2009.  Additionally, as described above under "Controls And Procedures - Evaluation of Disclosure Controls and Procedures," we also began implementing additional procedures to address the material weaknesses identified in our internal controls over financial reporting.

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, other than the changes discussed above, no other changes in our internal control over financial reporting occurred during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 10 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($131,000 as of June 30, 2009), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until approximately the middle of 2009, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was 356,490 British pounds, of which the Company had previously paid 177,500 pounds and owes 178,990 pounds (approximately $296,000 as of June 30, 2009), which amount was included in accrued expenses as of June 30, 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($63,000 at June 30, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the latter half of 2009.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (Germany and the Netherlands) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf,  to proceed with infringement cases in these countries if we choose to do so.  Additional trials on the validity of the Patent are expected in other European jurisdictions during 2009.

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

           On January 4, 2008, we entered into two credit facilities with an aggregate borrowing capacity of $3.6 million that is repayable in full on January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary, and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable, excluding the accounts receivable of our subsidiary Plastic Printing Professionals, Inc. As of June 30, 2009, we have borrowed $3,213,000 under these credit facilities and are in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have waived the defaults through January 1, 2010.  In the event that the Company cannot pay these credit facilities, including the unpaid interest, when due, the Company believes that it will be able to extend the terms of these notes, or negotiate with the lenders other means of satisfying these credit facilities, including the payment of amounts due in the form of the Company’s equity.    There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all.  Failure to raise the funds necessary to finance future cash requirements would adversely affect the Company’s ability to pursue its strategy and could negatively affect operations in future periods.  The accompanying financial statements do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its fundraising efforts.

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

As of June 30, 2009, our cash balance was approximately $718,000, and our current liabilities totaled approximately $6,983,000, which includes $3,213,000 of short term debt under two credit facilities that are due on January 2, 2010, and a $900,000 Secured Promissory Note due on December 19, 2009.  In order to meet our operating needs and these current obligations, we will need to generate additional income from operations or obtain additional financing, including without limitation, fund-raising through additional sales of equity.  We may also need to negotiate with our lenders to extend or refinance our existing credit facilities.  Additionally, our ability to utilize cash generated by our DPI Secuprint subsidiary for corporate obligations is restricted by the terms of certain of its third party equipment operating leases, which could negatively affect our ability to raise cash from other sources, or to satisfy our obligations.

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

We have incurred significant net losses in previous years.  Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include our ability to (i) increase security and commercial printing and plastic card sales and (ii) increase sales of our digital products. While we have approximately $387,000 of funds available to us under our various credit facilities as of June 30, 2009, we may seek to raise additional funds in the future in order to fund our working capital needs including equity capital.  If we are not successful in generating needed funds from operations or in capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. For instance, we recently completed the private placement of our common stock and warrants after completing only $805,000 of a planned $1.4 million.  Also, in June 2009, an agreement with an investor to purchase the remaining $1.3 million of a $1.4 million subscription for our common stock from 2008 was cancelled prior to completion of the final payment in June 2009.  Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans. While we have approximately $387,000 remaining available under our various credit facilities, we may need to raise additional funds in the future in order to fund our working capital needs.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of June 30, 2009, there were approximately 185 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws.  For instance, during 2009 to date through August 14, 2009 we have issued 575,000 shares of common stock and warrants to purchase an additional 115,000 shares of common stock.  If our management determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to Item 1.01. “Entry into a Material Definitive Agreement” and Item 3.02 “Unregistered Sales of Equity Securities” of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009 for a description of our sales of unregistered securities on May 29, 2009.

On June 22, 2009, the Company completed the sale of $140,000 of investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 7,142 shares of the Company’s common stock, par value $.02 per share (the “Common Stock”) and five year warrants to purchase 1,427 shares of Common Stock at an exercise price of $2.00 per share (each a “Warrant” and collectively, the “Warrants”). In the transaction, the Company sold 14 investment units for $10,000 per unit for gross cash proceeds of $140,000, consisting of 99,988 shares of Common Stock and Warrants to purchase an aggregate of 19,978 shares of Common Stock.

On July 15, 2009, the Company completed the sale of $245,000 of investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 7,142 shares of the Company’s Common Stock and five year Warrants to purchase 1,427 shares of Common Stock at an exercise price of $2.00 per share. In the transaction, the Company sold 24.5 investment units for $10,000 per unit for gross cash proceeds of $245,000, consisting of 174,988 shares of Common Stock and Warrants to purchase an aggregate of 34,998 shares of Common Stock.

The investment units, Common Stock, Warrants and Common Stock issuable upon exercise of the Warrants (the “Securities”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from registration requirements.

The Securities in the Transaction were sold solely to accredited investors. The Securities are restricted from resale and were acquired for investment purposes only. The sales did not involve any form of general solicitation.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors.  Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the Term under the White Credit Agreement.  Mr. White can accept common stock as repayment of the loan upon a default.   Under the terms of the agreement the Company is required to comply with various covenants.  As of June 30, 2009, the Company has borrowed $3,213,000 under the Fagenson & Co., Inc. and White credit facility agreements and was in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have waived the default through January 1, 2010. In the event that the Company cannot pay the next interest payment on October 10, 2009, the Company plans to seek additional waivers.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on May 28, 2009:

1.           Election of six Directors to serve for a term of one year until the 2010 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

2.           Ratification of the appointment of Freed Maxick & Battaglia, CPAs, PC, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The nominees for director were elected based on the following vote:

Nominee	Votes For	Votes Withheld
Patrick White	9,727,722	90,058
David Wicker	9,746,927	65,853
Timothy Ashman	9,329,942	482,838
Alan E. Harrison	9,328,947	483,833
Robert B. Fagenson	9,730,054	82,726
Ira A. Greenstein	9,329,844	482,936

The proposal to ratify the appointment of Freed Maxick & Battaglia, CPAs, PC, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was adopted and received the following votes:
9,728,837 Votes for approval
25,162 Votes against
58,779,181 Abstentions
0 Broker non-votes

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

The Exhibits listed below designated by an * are incorporated by reference to the filings by Document Security Systems, Inc. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as indicated. All other exhibits are filed herewith.

(a)       Exhibits

Item 3.1     Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statements No. 2-98684-NY on Form S-18).*

Item 3.2     By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 2-98684-NY on Form S-18).*

Item 4.1     Form of Warrant to Purchase Common Stock of Document Security Systems, Inc. dated May 29, 2009 (incorporated by reference to Exhibit 4.1 of Form 8-K filed June 3, 2009)*.

Item 10.1   Form of Subscription Agreement dated as of May 29, 2009 between Document Security Systems, Inc. and the Subscribers (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 3, 2009)*.

Item 10.2   Form of Registration Rights Agreement dated as of May 29, 2009 executed and delivered by Document Security Systems, Inc. and the holders listed therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 3, 2009)*.

Item 31.1   Certifications of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Item 31.2   Certifications of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Item 32.1   Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Item 32.2   Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

August 14, 2009	By:	/s/ Patrick White
Patrick White Chief Executive Officer

August 14, 2009	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer

Exhibit Index

Item 3.1       Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 2-98684-NY on Form S-18).

Item 3.2       By-Laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 2-98684-NY on Form S-18).

Item 4.1       Form of Warrant to Purchase Common Stock of Document Security Systems, Inc. dated May 29, 2009 (incorporated by reference to Exhibit 4.1 of Form 8-K filed June 3, 2009).

Item 10.1     Form of Subscription Agreement dated as of May 29, 2009 between Document Security Systems, Inc. and the Subscribers (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 3, 2009).

Item 10.2     Form of Registration Rights Agreement dated as of May 29, 2009 executed and delivered by Document Security Systems, Inc. and the holders listed therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 3, 2009).

Item 31.1     Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Item 31.2     Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Item 32.1     Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Item 32.2     Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.