Form 10-Q
period 2009-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2009-11-16
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Applicable only to corporate issuers
As of November 13, 2009 (the most recent practicable date), there were 15,182,062 shares of the issuer's Common Stock, $0.02 par value per share, issued.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$423,076	$87,820
Restricted cash	-	131,004
Accounts receivable, net of allowance of $36,000 ($50,000- 2008)	1,341,464	1,284,208
Inventory	237,623	359,034
Loans to employees	-	67,781
Prepaid expenses and other current assets	125,129	75,066
Total current assets	2,127,292	2,004,913

Assets held for sale	255,372	-
Fixed assets, net	1,349,020	1,517,357
Other assets	315,508	264,529
Goodwill	1,315,721	1,396,734
Other intangible assets, net	1,972,375	2,873,789

Total assets	$7,335,288	$8,057,322

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,779,018	$1,411,942
Accrued expenses & other current liabilities	933,951	1,312,745
Deferred revenue & customer deposits	25,273	30,193
Revolving notes from related parties	3,033,000	-
Short-term debt, net of discount of $58,000 ($247,000 -2008)	841,722	652,511
Current portion of capital lease obligations	75,721	78,367
Total current liabilities	6,688,685	3,485,758

Liabilities held for sale	24,036	-
Revolving notes from related parties	-	2,283,000
Capital lease obligations	206,956	210,365
Deferred tax liability	66,092	51,878

Commitments and contingencies (see Note 9)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 14,974,062 shares issued and outstanding (14,369,764 in 2008) (325,000 subscribed in 2008)	299,481	287,395
Additional paid-in capital	35,422,864	35,538,695
Common stock subscriptions receivable	-	(1,300,000)
Accumulated deficit	(35,372,826)	(32,499,769)
Total stockholders' equity	349,519	2,026,321
Total liabilities and stockholders' equity	$7,335,288	$8,057,322

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenue
Security and commercial printing	$2,246,700	$1,334,184	$6,605,209	$3,421,437
Technology license royalties and digital solutions	204,334	189,267	618,908	1,426,182
Legal products	101,611	150,129	355,107	482,561
Total Revenue	2,552,645	1,673,580	7,579,224	5,330,180

Costs of revenue
Security and commercial printing	1,516,188	635,934	4,546,512	2,027,636
Technology license royalties and digital solutions	3,507	3,507	10,521	10,521
Legal products	56,073	86,120	178,892	257,536
Total costs of revenue	1,575,768	725,561	4,735,925	2,295,693

Gross profit	976,877	948,019	2,843,299	3,034,487

Operating expenses:
Selling, general and administrative	1,436,533	1,789,790	4,139,751	5,828,136
Research and development	61,317	72,876	223,409	322,106
Impairment of patent defense costs	-	-	-	291,581
Amortization of intangibles	323,936	540,934	971,068	1,605,104
Operating expenses	1,821,786	2,403,600	5,334,228	8,046,927

Operating loss	(844,909)	(1,455,581)	(2,490,929)	(5,012,440)

Other income (expense):
Interest income	18,140	484	18,140	569
Gain (loss) on foreign currency transactions	(1,453)	7,534	10,329	(16,652)
Interest expense	(57,998)	(41,208)	(207,172)	(95,098)
Amortizaton of note discount	(63,756)	-	(189,211)	-
Loss on sale of patent assets	-	(1,169,947)	-	(1,169,947)
Other income	-	-	-	125,795
Loss before income taxes	(949,976)	(2,658,718)	(2,858,843)	(6,167,773)

Income tax expense	4,738	4,738	14,214	14,260
Net loss	$(954,714)	$(2,663,456)	$(2,873,057)	$(6,182,033)

Net loss per share -basic and diluted:	$(0.06)	$(0.19)	$(0.20)	$(0.45)

Weighted average common shares outstanding, basic and diluted	14,711,105	14,286,192	14,510,056	13,879,891

See accompanying notes

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(2,873,057)	$(6,182,033)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,221,103	1,841,975
Stock based compensation	(78,725)	1,536,403
Impairment of patent defense costs	-	291,581
Amortization of note discount	189,211	-
Impairment of patent defense costs		1,169,947
Decrease in restricted cash	-	19,845
(Increase) decrease in assets:
Accounts receivable	(88,690)	(167,348)
Inventory	28,890	29,170
Prepaid expenses and other assets	(33,261)	(43,049)
Increase (decrease) in liabilities:
Accounts payable	367,454	(65,053)
Accrued expenses and other liabilities	(211,654)	143,914
Deferred revenue and customer deposits	(4,920)	(691,713)
Net cash used by operating activities	(1,483,649)	(2,116,361)

Cash flows from investing activities:
Purchase of fixed assets	(18,255)	(226,716)
Decrease in restricted cash	131,004	-
Proceeds from the sale of patent assets	-	500,000
Purchase of other intangible assets	(183,630)	(1,144,351)

Net cash used by investing activities	(70,881)	(871,067)

Cash flows from financing activities:
Borrowing on revolving note- related parties	1,030,000	1,558,000
Repayment on revolving note- related parties	(280,000)
Borrowings on short-term credit facility	-	500,000
Repayment on short-term credit facility	-	(500,000)
Payments of capital lease obligations	(101,717)	(75,411)
Issuance of common stock, net	1,241,503	1,205,174
Net cash provided by financing activities	1,889,786	2,687,763

Net increase (decrease) in cash and cash equivalents	335,256	(299,665)
Cash and cash equivalents beginning of period	87,820	742,468

Cash and cash equivalents end of period	$423,076	$442,803

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.  These financial statements have not been updated for subsequent events occurring after November 16, 2009.

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

Restricted Cash - In July 2007, the Company established a restricted cash balance of 87,500 British pounds, as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, the 87,500 British pounds.  On May 14, 2008, the Company made a payment of 87,500 British pounds to the European Central Bank as an interim payment of the appeal costs pending final assessment by the Court which was made on July 31, 2009.   In August 2009, the funds were used to pay a portion of the appeal costs owed by the Company.

Fair Value of Financial Instruments – The Company discloses fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving note payable, short-term debt and capital leases. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s revolving note payable, short-term debt and capitalized lease obligations is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of September 30, 2009 and December 31, 2008.

Continuing Operations - The Company has incurred significant net losses in previous years.  The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales and (ii) increase sales of the Company’s digital products.  While the Company has approximately $423,000 in cash and approximately $567,000 of funds available to it under various credit facilities as of September 30, 2009, the Company will likely need to raise additional funds in the future in order to fund its working capital needs.   In December 2008, the Company borrowed $900,000 of short term debt in conjunction with its acquisition of substantially all of the assets of DPI, a commercial printer, which matures in December 2009.  Furthermore, the Company has two credit facilities with related parties that will be due in January 2010.   As of September 30, 2009, there is $3,033,000 outstanding under these credit facilities with related parties. The total amount due may be up to $3,600,000.  In the event that the Company cannot pay these credit facilities when due, the Company believes that it will be able to extend the terms of these notes,  negotiate with the lenders other means of satisfying these credit facilities, including the payment of amounts due in the form of the Company’s equity, or refinance the amounts due with new debt instruments.    There can be no assurance that such additional financing, will be available on terms acceptable to the Company or at all.  Failure to raise the funds necessary to finance future cash requirements would adversely affect the Company’s ability to pursue its strategy and could negatively affect operations in future periods.  The accompanying financial statements do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its fundraising efforts.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(r), Business Combinations, now Accounting Standards Codification (“ASC”) 805, which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(r)-1), which amended certain provisions of SFAS 141(r) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(r) and FSP FAS 141(r)-1 became effective in the first quarter of 2009, and did not have a material impact on the consolidated financial statements.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), now ASC 815. This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF 07-5 during the first quarter of 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), now ASC 820, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP 157-4 during the second quarter of 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), now ASC 825, which require disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP No. 107-1 and APB 28-1 during the second quarter of 2009 did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), now ASC 855, to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  SFAS No. 165 requires the evaluation of subsequent events through the date the financial statements are issued or are available for issue and the disclosure of the date through which subsequent events were evaluated and the basis for that date.  This statement is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted the requirements of SFAS No. 165 for the period ending June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial position, results of operations or cash flows.  See Note 1 – Basis of Presentation and Significant Accounting Policies.

FASB Codification.  In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (as amended)” (“SFAS No. 168”), now ASC 105, making the FASB Accounting Standards Codification the single source of authoritative nongovernmental U.S. GAAP.  The Codification is not intended to change GAAP, however, it will represent a significant change in researching issues and referencing U.S. GAAP in financial statements and accounting policies.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has adopted the new codification standards.

2.    Inventory

Inventory approximately consisted of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Finished Goods	$53,000	$138,000
Work in process	75,000	121,000
Raw Materials	110,000	100,000
	$238,000	$359,000

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		September 30, 2009 (unaudited)			December 31, 2008
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Other intangibles	5 years	$756,300	$590,570	$165,730	$756,300	$495,424	$260,876
Patent acquisition and defense costs	Varied (1)	4,729,889	3,583,803	1,146,086	4,729,889	2,732,422	1,997,467
Patent application costs	Varied (2)	788,526	127,967	660,559	718,875	103,429	615,446
		$6,274,715	$4,302,340	$1,972,375	$6,205,064	$3,331,275	$2,873,789

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of September 30, 2009 the weighted average remaining useful life of these assets in service was 1 year.

(2)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of  September 30, 2009 the weighted average remaining useful life of these assets in service was 15 years.

4.     Short Term Debt

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

As of September 30, 2009, the Company had outstanding $450,000 under the White Credit Agreement, $2,583,000 under the Fagenson Credit Agreement.  Interest expense for the first nine months of 2009 amounted to approximately $84,000 for these agreements. As of September 30, 2009, approximately $146,000 of interest expense is included in accrued expenses.  As of September 30, 2009, the Company was in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have waived the defaults through January 1, 2010.

Short-Term Debt- On December 18, 2008, the Company’s wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.) entered a Secured Promissory Note with Baum Capital Investments Inc. (“Baum Capital Note”) in the principal amount of up to $900,000 to pay for most of the cash portion of the purchase price of the Company’s acquisition of substantially all of the assets of DPI of Rochester, LLC.  The Baum Capital Note has a one-year term, is secured by all of the assets of DPI Secuprint and has an annual interest rate of 15%, with a reduction to 12%, depending on whether certain conditions are met after three months.   The note is subject to pre-payment provisions if, among other provisions, DPI Secuprint’s cash receipts do not exceed its cash expenditures for any two consecutive months during the term.  As of September 30, 2009, the Company believes that it is in compliance with all of the covenants of the Note.   Interest expense for the first nine months of 2009 amounted to approximately $100,000 for this agreement, of which approximately $9,000 is included in accrued expenses as of September 30, 2009.

In conjunction with the Baum Capital Note, the Company issued warrants to purchase up to a total of 250,000 shares of the Company’s common stock at an average price of $2.00 per share.  The warrants are exercisable as of February 16, 2009 and expire on December 17, 2013.  The fair value of the warrants of approximately $256,000 was determined using the Black Scholes option pricing model, and was recorded as discount on debt and will be amortized over the term of the Note.   Amortization of approximately $189,000 was recorded in the first nine months of 2009.

5.     Shareholders’ Equity

Restricted Stock – As of September 30, 2009, there are 50,000 unvested restricted shares granted to an employee that vests proratably through December 2013.  In addition, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of September 30, 2009, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.    During the first nine months of 2009, the Company retired 212,500 of unvested restricted stock as the result of the resignations of two employees.

Stock Subscription Agreement - On June 3, 2009, the Company and Walton Invesco, Inc. executed a letter agreement terminating the parties' Share Purchase Agreement dated June 25, 2008 and any obligations outstanding thereunder. Under the Share Purchase Agreement, Walton had agreed to purchase 350,000 shares of the Company's Common Stock for $1,400,000, or $4.00 per share, payable in five installments over a two-year period.  The first installment of $100,000 was paid.  A second payment installment in the amount of $300,000 was due on December 25, 2008, but was not paid.  As a result, the parties agreed to terminate the Share Purchase Agreement which resulted in the cancellation of 325,000 of the Company’s shares as of June 3, 2009.

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

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC who agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the ECB in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euro currency.   Trebuchet has also purchased 100,000 shares of the Company’s common stock, subject to the American Stock Exchange approving the listing of such shares, for an aggregate purchase price of $400,000, the proceeds of which were used by the Company to pay existing litigation cost.

Between May 29, 2009 and June 22, 2009, the Company sold 56 investment units in a private placement at a price of $10,000 per unit for aggregate proceeds of $560,000 less $44,000 in expenses, consisting of 400,000 shares of common stock and warrants to purchase an aggregate of 80,000 shares of common stock.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $80,000.  On July 15, 2009, the Company sold 24.5 investment units for $10,000 per unit for gross cash proceeds of $245,000, consisting of 175,000 shares of Common Stock and Warrants to purchase an aggregate of 35,000 shares of Common Stock. The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $34,000.  On August 24, 2009, the Company completed the sale of 7 investment units in a private placement pursuant to subscription agreements with one accredited investor dated the same date.  In the transaction, the Company sold 7 investment units for $10,000 per unit for gross cash proceeds of $70,000, consisting of 50,000 shares of common stock and warrants to purchase an aggregate of 10,000 shares of common stock.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $10,000.  Each investment unit consisted of 7,142 shares of its common stock and five-year warrants to purchase up to an aggregate of 1,427 shares of its common stock at an exercise price of $2.00 per share.

On September 4, 2009, the Company completed the sale of 44 investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 6,250 shares of the Company’s common stock and five year warrants to purchase 1,250 shares of common stock at an exercise price of $2.00 per share. In the transaction, the Company sold 44 investment units for $10,000 per unit for gross cash proceeds of $440,000, less expenses of $52,000, consisting of 275,000 shares of common stock and warrants to purchase an aggregate of 55,000 shares of common stock. The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $54,000.

Stock Options – During the nine months ended September 30, 2009, the Company issued options to purchase 40,000 of its common shares at an exercise price of $1.86 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one year of service on the Company’s Board of Directors.  The fair value of these options amounted to approximately $28,000 determined by utilizing the Black Scholes option pricing model.  In addition, the Company issued options to purchase 288,000 of its common shares at an exercise price of $4.00 per share under the Company’s 2004 Employees’ Stock Option Plan to certain employees, including 50,000 options to its chief financial officer and 50,000 options to its vice president of operations who is also a board member.  The fair value of these options amounted to approximately $145,000 determined by utilizing the Black Scholes option pricing model.  The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB 123R.  During the nine months ended September 30, 2009, the Company cancelled 168,000 unvested options due to employee terminations.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the nine months ended September 30, 2009, the Company had a negative stock compensation expense of approximately $79,000 or $0.01 per share (positive stock compensation expense of $1,536,000- 2008 or ($0.11) per share) as current-period stock based compensation expense was more than offset by reversals of previously recorded stock-based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during the first nine months of 2009.

As of September 30, 2009, there was approximately $313,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

6.   Impairment of Patent Defense Costs and Loss on Sale of Patent Assets Other Income

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with the U.K appeal as of March 31, 2008.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  On July 31, 2009, the UK court made the final assessment of costs for the UK patent validity case due from the Company to the ECB of 356,490 pounds, of which the Company has paid $332,000 pounds through September 30, 2009 and owes approximately 25,000 pounds (approximately $40,000 as of September 30, 2009), which amount was included in accrued expenses as of September 30, 2009

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”)  under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company  has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement. Under the terms of the Agreement, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions. Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent.  Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for proceeds of $500,000,   As a result, the Company recognized a loss on sale of patent assets of $1,170,000.

7.     Other Income

On May 31, 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a positive judgment for the Company in its counterclaim in the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006.  The Company expects to collect the full amount of the judgment.

8.     Earnings Per Share

 Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed by including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.   If the Company had generated earnings during the nine month period ended September 30, 2009, 235,665 (426,980 - 2008) common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

9.     Commitments and Contingencies

Legal Matters -On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($137,000 as of September 30, 2009), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until of the end of 2009 or first half of 2010, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

           On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was 356,490 pounds, of which the Company has paid $332,000 pounds through September 30, 2009 and owes approximately 25,000 pounds (approximately $40,000 as of September 30, 2009), which amount was included in accrued expenses as of September 30, 2009

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($65,000 at September 30, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts.   Costs reimbursements, if any, associated with the Belgium validity case are covered under the Trebuchet Agreement as described below.   A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the last quarter of 2009.

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

On January 31, 2003, the Company commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which the Company has an interest. The Company commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggert is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which the Company acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada the Company’s “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to the Company.  Among other things, the Company contends that certain of the purported agreements are not binding and/or enforceable.  To the extent any of them are binding and enforceable, the Company claims that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against the Company, claiming Adler owns or co-owns or has a license to use certain of the Company’s technologies.  In May 2005, the Company filed a first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants.  In February 2007, the Company filed a second amended and supplemental complaint adding Judith Wu (McTaggert’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants.  Maxon has asserted a counterclaim against the Company contending that the Company’s purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition.  The Company has denied the material allegations of all of the counterclaims.  If Adler or Maxon is successful,or if a settlement is made, it may materially affect the Company, the Company’s financial condition, and the Company’s ability to market and sell certain of the Company technology and related products.  This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

 In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of September 30, 2009, there have been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of September 30, 2009, the Company considers the likelihood that the payment will be required as remote.

Employment agreements - In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of June 30, 2009, all 33,333 shares had vested generating gross proceeds of approximately $99,000.  The Company has agreed to issue up to 30,000 shares of stock to pay the remaining amount due of $113,000, of which 9,000 were issued during the quarter ended September 30, 2009.  As of September 30, 2009, $96,000 remains due under the agreement and is recorded in accrued expenses as of September 30, 2009.  Any remaining amounts due under the agreement after the shares are issued, if any, can be paid in cash or additional shares.

Operating Leases - In March 2009, the Company, through its wholly-owned subsidiary DPI Secuprint, entered into two operating lease agreements for production equipment with Baum Capital Investments.  The leases contain end of lease residual values that aggregate a total of $800,000.   Pursuant to these lease agreements, the Company is subject to certain conditions that place restrictions on the ability of DPI Secuprint to transfer cash or other assets to its parent, Document Security Systems, or other subsidiaries, during the lives of the leases.  Total lease commitments associated with these leases as of September 30, 2009 are as follows:

2009	82,629
2010	422,131
2011	440,348
2012	394,419
2013	274,175
Thereafter	545,921
Total	$2,159,623

10.      Supplemental Cash Flow Information

During the nine months ended September 30, 2009, the Company entered into capitalized leases of approximately $96,000 for production equipment at its commercial print facility.   Cash paid for interest during the nine months ended September 30, 2009, was approximately $153,000 ($31,000 -2008).  During the nine months ended September 30, 2008, the Company issued 19,260 shares for the payment of approximately $94,000 of marketing expenses.

11.     Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.  Three of these operating segments, Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets, along with traditional commercial printing on paper and plastic.    For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with ASC 280.  A summary of the two segments follows:

Security and Commercial Printing
License, manufacture and sale of patented document security technologies, including digital security print solutions, and general commercial printing, primarily on paper and plastic.  Comprises the operations of Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, which the Company acquired on December 18, 2008.

Legal Supplies
Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com. During the fourth quarter of 2009, the Company sold its legal products business.  In accordance with FASB ASC 360-10-45-9 guidance for long-lived assets, the Company accounts for the assets and certain liabilities as held for sale as of September 30, 2009.  In accordance with ASC 205-20-45, the Company continues to report the results of operations for Legalstore.com as continued operations given the Company’s continued involvement after the sale.

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2009 and 2008 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

3 months ended September 30, 2009:	Legal Supplies	Security and Commercial Printing	Corporate	Total
Revenues from external customers	$102,000	$2,451,000	$-	$2,553,000
Depreciation and amortization	5,000	395,000	1,000	401,000
Segment profit (loss)	10,000	(505,000)	(460,000)	(955,000)

3 months ended September 30, 2008:

Revenues from external customers	$151,000	$1,523,000	$-	$1,674,000
Depreciation and amortization	4,000	615,000	1,000	620,000
Segment profit (loss)	(6,000)	(2,046,000)	(611,000)	(2,663,000)

9 months ended September 30, 2009:	Legal Supplies	Security and Commercial Printing	Corporate	Total

Revenues from external customers	$355,000	$7,224,000	$-	$7,579,000
Depreciation and amortization	15,000	1,203,000	3,000	1,221,000
Segment profit (loss)	37,000	(1,610,000)	(1,300,000)	(2,873,000)

9 months ended September 30, 2008:

Revenues from external customers	$483,000	$4,847,000	$-	$5,330,000
Depreciation and amortization	12,000	1,827,000	3,000	1,842,000
Segment profit (loss)	29,000	(4,293,000)	(1,918,000)	(6,182,000)

12.     Assets and Liabilities Held For Sale

As of September 30, 2009, the Company has classified the assets and liabilities of Legalstore.com, reported in the “Legal Supplies” segement, as held for sale.  The Company signed an asset purchase agreement on October 8, 2009 to sell various assets and liabilities of Legalstore.com in exchange for common stock of Internet Media Services, Inc (See Note 13).   The Company expects to record the asset sale at fair market value on the date of sale based on the estimated fair market value the Company calculated utilizing a discounted cash flow projection model. The Company has not yet determined the amount of any gain or the timing for recognition from the sale. The assets and liabilities of Legalstore.com have been reported as long-term in the accompanying balance sheet as of September 30, 2009 because they are not expected to be realized in the normal operating cycle as a result of the receipt of an equity method investment as proceeds for the sale. The assets and liabilities of Legalstore.com included in the sale are as follows:

Cash	18,186
Accounts receivable	31,434
Inventory	92,521
Fixed Assets	32,218
Goodwill	81,013

Assets	255,372

AP	18,563
Accrued liabilities	5,473

Liabilities	24,036

Net	231,336

13.     Subsequent Events

On October 8, 2009, Lester Levin Inc., (“LLI”) a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc., (“IMS”), whereby LLI agreed to sell the assets associated with its LegalStore.Com business (“LegalStore”) to IMS (the “Asset Purchase Agreement”).

In consideration of the sale and transfer of the LegalStore assets, IMS agreed to issue 7,500,000 shares of common stock, par value $.001 per share, of IMS to the Company. Pursuant to the Asset Purchase Agreement and related agreements, IMS agreed to file a registration statement on Form S-1, within 180 days of closing, with respect to the IMS Common Stock.

On October 8, 2009, the transactions contemplated by the Asset Purchase Agreement were closed and in accordance therewith LLI sold the Acquired Assets to IMS in exchange for the IMS Common Stock issued to the Company (the “Transaction”).

On October 19, 2009, the Company completed the sale of 17.6 investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 6,250 shares of the Company’s common stock and five year warrants to purchase 1,250 shares of common stock at an exercise price of $2.00 per share.   In the transaction, the Company sold 17.6 investment units for $10,000 per unit for gross cash proceeds of $176,000, consisting of 110,000 shares of common stock and warrants to purchase an aggregate of 22,000 shares of common stock.

On October 21, 2009, the Company entered to a Consulting Agreement with Vertical Innovation, Inc. ("Vertical Innovation"), a related party to Internet Media Services, Inc., for internet related consulting services (the "Consulting Agreement").  The Consulting Agreement provides that Vertical Innovation will provide consulting services upon request during the term of the agreement related to Internet development and strategy.  The Consulting Agreement is for a two year term unless earlier terminated by the Company for cause, as defined in the Consulting Agreement.  The compensation to be paid to Vertical Innovation under the Consulting Agreement is in the form of warrants to purchase 50,000 shares of the Company's common stock at $3.00, 100,000 shares of common stock at $3.50 and 50,000 shares of common stock at $4.00.  Issuance of the Warrants is subject to NYSE Amex approval under an additional listing application.  The Company initially valued these warrants at approximately $260,000 using the Black-Scholes option pricing model which the Company expects to record as expense over a two year period.  The actual expense associated with these warrants will be based on the measurement date, the vesting is contingent on certain performance conditions.

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

Since our inception, we have primarily outsourced the production of the majority of our custom security print orders to strategic printing vendors.  In December 2008, we acquired a commercial printer with long-run offset and short run digital printing capabilities that will allow us to produce the majority of our security print orders in-house.  As a result of this acquisition, we have significantly improved our ability to meet our current and expected future demand of our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, coupons, transcripts, and prescription paper.   We produce our plastic printed documents such as ID cards, event badges, and driver licenses at our manufacturing facility in Brisbane, California under the name Plastic Printing Professionals.  Our P3 manufacturing facility is 25,000 square foot and during 2008, we upgraded their production capabilities by adding equipment that will improve its productivity, along with equipment for high speed data encoding and equipment for production of high-volume precision RFID cards.

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

Legal Products:  We also own and operate Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields.  On October 8, 2009 we sold the assets and certain liabilities associated with our LegalStore.Com business to Internet Media Services.

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months ended September 30, 2008

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.   During the fourth quarter of 2009, the Company finalized an agreement to sell its legal products business.   In accordance with ASC 205-20-45, as a result of the significant continued involvement of the Company after the sale, the Company continues to account for the revenue and expenses of this operation as continued oprations.

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2008.

Revenue

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	% change	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	% change
Revenue
Security and commercial printing	$2,247,000	$1,334,000	68%	$6,605,000	$3,421,000	93%
Technology license royalties and digital solutions	204,000	189,000	8%	619,000	1,427,000	-57%
Legal products	102,000	150,000	-32%	355,000	483,000	-27%
Total Revenue	2,553,000	1,673,000	53%	7,579,000	5,331,000	42%

For the three months ended September 30, 2009, revenue increased 53% from the same period in 2008.     Security and commercial print sales increased 68% during the quarter which reflects the impact of the Company’s acquisition of DPI Secuprint, a commercial printer, in December, 2008.  This increase was slightly offset by a decrease in revenue from the Company’s legal products division, Legalstore.com, which the Company sold in October of 2009.

For the nine months ended September 30, 2009, revenue increased 42% from the first nine months of 2008, due to the Company’s acquisition of its commercial printing business in December 2008, which more than offset the 57% decline in technology license royalties and digital solutions revenue as a result of a non-recurring royalty of $542,000 recorded in the second quarter of 2008 that affected the comparison.  During 2009, all of the Company’s divisions were adversely affected by significant delays or reductions in orders by core customers that reflected the rapid decline in the U.S. and global economies during the latter half of 2008 and the first half of 2009.    The Company began to see demand in each of divisions to return to more traditional levels in the third quarter of 2009 and expects this trend to continue as the U.S. and global economies stabilize.

Cost of Sales and Gross Profit

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	% change	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	% change

Costs of revenue
Security and commercial printing	$1,516,000	$636,000	138%	$4,547,000	$2,028,000	124%
Technology license royalties and digital solutions	4,000	4,000	0%	11,000	11,000	0%
Legal products	56,000	86,000	-35%	179,000	258,000	-31%
Total cost of revenue	1,576,000	726,000	117%	4,737,000	2,297,000	106%

Gross profit
Security and commercial printing	731,000	698,000	5%	2,058,000	1,393,000	48%
Technology license royalties and digital solutions	200,000	185,000	8%	608,000	1,416,000	-57%
Legal products	46,000	64,000	-28%	176,000	225,000	-22%
Total gross profit	977,000	947,000	3%	2,842,000	3,034,000	-6%

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	% change	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	% change
Gross profit percentage:	38%	57%	-33%	37%	57%	-35%

Gross profit increased 3% to $977,000 in the third quarter of 2009 as compared to the third quarter of 2008.  The increase was due to the increase in sales, but was minimized by the increase in the amount of commercial printing revenue as a percentage of total due to the Company’s acquisition of DPI Secuprint, a commercial printer, in December, 2008. Commercial printing typically carries lower margins than the Company’s security printing projects.  In addition, the Company has increased the fixed cost component of its cost of sales as a result of investments in equipment at the Company’s plastic printing facility which has significantly increased production capacity.  While these investments lower the Company’s gross profits at its traditional revenue levels, they will allow the Company to significantly increase its revenue potential at the facility at traditional margins.

Operating Expenses

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	% change	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	% change

Operating Expenses
Sales, general and administrative compensation	$855,000	$539,000	59%	$2,713,000	$1,622,000	67%
Professional Fees	147,000	206,000	-29%	434,000	780,000	-44%
Sales and marketing	34,000	204,000	-83%	105,000	892,000	-88%
Research and development	61,000	73,000	-16%	223,000	322,000	-31%
Rent and utilities	129,000	122,000	6%	399,000	322,000	24%
Other	197,000	197,000	0%	452,000	580,000	-22%
	$1,423,000	$1,341,000	6%	$4,326,000	$4,518,000	-4%

Other Operating Expenses
Depreciation and amortization	36,000	42,000	-14%	116,000	126,000	-8%
Stock based payments	38,000	480,000	-92%	(79,000)	1,506,000	-105%
Impairment of patent defense costs	-	-		-	292,000	-100%
Amortization of intangibles	324,000	541,000	-40%	971,000	1,605,000	-40%
	398,000	1,063,000	-63%	1,008,000	3,529,000	-71%

Total Operating Expenses	1,821,000	2,404,000	-24%	5,334,000	8,047,000	-34%

Selling, General and Administrative

Sales, general and administrative compensation costs were 59% and 67% higher in the three and nine months ending September, 30, 2009, respectively, as compared to the comparable 2008 periods, due to the inclusion of sales and administrative staff additions as the result of the Company’s acquisition of its commercial printing business in December 2008.   Otherwise, SG&A compensation costs would have decreased 32% and 27% during the three and nine months ended September 30, 2009, respectively, as compared to the comparable 2008 periods, as the result of staff reductions that the Company initiated in the middle of 2008 and during the first quarter of 2009.

Professional fees decreased in 29% third quarter of  2009 from the third quarter of 2008 primarily as a result of a significant decrease in consulting fees of approximately $80,000 due to cost cuts initiated by the Company in 2008.  This decrease was offset by an increase of approximately $40,000 in legal fees incurred by the Company during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Sales and marketing expenses decreased significantly in the third quarter and first nine months of 2009 as compared to 2008 as the Company has changed its primary sales and marketing strategy resulting in a reduction in its non-direct marketing costs, its international sales cost, and an overall reduction in sales related travel.  The Company has recently focused its efforts on direct sales techniques that utilize telephone and web-conferencing communication with current and prospective customers, along with increasing its internet presence focused on the Company’s primary e-commerce website www.protectedpaper.com.   The Company expects to see increases in its sales and marketing expenses in the remainder of 2009 and in 2010 as general economic conditions improve.

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

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  On a consolidated basis, these costs were flat in the third quarter of 2009 as compared to the third quarter of 2008, despite the addition of other expenses associated with the Company’s acquisition of DPI Secuprint in in December 2008.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock-based compensation decreased during the three and nine month periods ended September 30, 2009 as compared to the comparable 2008 periods, as current-period stock based compensation expense was more than offset by reversals of previously recorded stock-based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during 2009.

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

Amortization of intangibles expense decreased 40% in the three and nine months ended September 30, 2009, as compared to the 2008 periods as a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset from $2.3 million as of September 30, 2008 to $1.1 million as of September 30, 2009.   The reduction in the Company’s patent acquisition and defense costs was primarily due to the Company’s transfer and assignment of 49% of its interest in the patent to a third-party in August 2008, which resulted in a reduction in the asset of approximately $1.7 million.

Other Income and expenses

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	% change	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	% change

Other income (expense):
Gain/(Loss) on foreign currency adjustments	(1,000)	8,000	-113%	10,000	(17,000)	-159%
Interest Income	18,000	-		18,000	-
Interest expense	(58,000)	(41,000)	41%	(207,000)	(95,000)	118%
Loss on sale of patent assets	-	(1,170,000)		-	(1,170,000)
Amortizaton of note discount	(64,000)	-		(189,000)	-
Other income	-	-		-	126,000

Other income (expense), net	(105,000)	(1,203,000)	-91%	(368,000)	(1,156,000)	-68%

During the first nine months of 2009, the Company had significant increases in interest expense over the comparable period in 2008 as a result of the Company’s borrowings it made during 2008 against its various credit facilities and for interest associated with a $900,000 Secured Promissory Note which the Company used to acquire its commercial printing business in December of 2008.  As of September 30, 2009, the Company had $3.0 million outstanding under it revolving notes at an interest rate of LIBOR plus 2%, which was approximately 3.27% as of September 30, 2009, and $900,000 was outstanding under the Secured Promissory Note which had an annual interest rate of 12%.

During the first nine months of 2009, the Company also recognized amortization of note discount expense of approximately $189,000 for warrants that were issued in conjunction with the secured promissory note which had a fair value of approximately $256,000 and will be amortized over the term of the note.  In 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a counterclaim by the Company in the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006.  Also in 2008,  the Company entered into an agreement with Trebuchet Capital Partners, LLC Pursuant to the Agreement, Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euros currency.  Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have as a separate and exclusive interest including a separate and distinct right to exploit the Patent. Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for $500,000,   As a result, the Company recognized a loss on sale of patent assets of $1,170,000.

Net Loss and Loss Per Share

	Three Months Ended June 30, 2009	Three Months Ended September 30, 2008	% change	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	% change
Net loss	$(955,000)	$(2,663,000)	-64%	$(2,873,000)	$(6,182,000)	-54%
Net loss per share, basic and diluted	$(0.06)	$(0.19)	-68%	$(0.20)	$(0.45)	-56%
Weighted average common shares outstanding, basic and diluted	14,711,105	14,286,192	3%	14,510,056	13,879,891	5%

During the third quarter of 2009, the Company experienced a net loss of $954,000, a 64% decrease from the net loss of the third quarter of 2008.  The decrease in net loss during the quarter was primarily the result of the significant decrease in other operating costs, along with the absence of a non-recurring loss on sale of patent which the Company incurred in the third quarter of 2008.   For the first nine months of 2009, the Company’s net loss decreased 54% from the comparable period in 2008 primarily due to the significant decrease in the Company’s other operating expenses in 2009, which more than offset increases in interest expense and amortization of note discount associated with the increase in debt incurred by the Company in the latter half of 2008 and during the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	September 30, 2009		September 30, 2008		% change vs. 2008

Cash flows from:

Operating activities	$(1,484,000)		$(2,116,000)		30%
Investing activities	(71,000)		(871,000)		92%
Financing activities	1,890,000		2,688,000		30%

Working capital	(4,561,000)		(836,000)		446%
Current ratio	0.32	x	0.68	x	-53%

Cash and cash equivalents	$423,000		$443,000		-5%

Short Term Debt	$3,933,000		$1,858,000		112%

Funds Available from Open Credit Facilities	$567,000		$1,742,000		-67%

As of September 30, 2009, our cash balance was approximately $423,000, up from $88,000 at December 31, 2008.  The increase in cash was due to the receipt of funds from borrowings from Company’s credit facilities along with cash proceeds from the sale of the Company’s equity.  During the first nine months of 2009, the Company used $1.5 million of cash for operations and $71,000 for investments in long-lived assets.  These amounts were significantly lower than comparable 2008 levels which reflects the improvement of the Company’s operating results, including the positive impact on operating cash flows from the Company’s acquisition of its commercial printing business in December 2008.  In addition, in 2009, the Company essentially eliminated cash outflows associated with the Company’s patent litigation efforts as a result of its litigation agreement in August 2008 with Trebuchet Capital Partners.

Future Capital Needs As of September 30, 2009, our cash balance was approximately $423,000, and our current liabilities totaled approximately $6,688,000, which includes $3,033,000 of short term debt under two credit facilities that are due on January 2, 2010, and a $900,000 Secured Promissory Note due on December 19, 2009.  During 2009, we raised approximately $1.2 million, net of expenses, through the private placement of our common stock and warrants.  The Company has and will use these funds to fund its operating cash flow requirements.  In order to meet our operating needs and these current obligations, we will need to generate additional income from operations or obtain additional financing, including without limitation, fund-raising through additional sales of equity.  We also need to negotiate with our lenders to extend or refinance our existing credit facilities.  Additionally, our ability to utilize cash generated by our DPI Secuprint subsidiary for corporate obligations is restricted by the terms of certain of its third party equipment operating leases, which could negatively affect our ability to raise cash from other sources, or to satisfy our obligations.  The Company expects to be able to sell its common stock in order to meet its future capital needs, but there is no guarantee that the Company will be able to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2009, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

During the first nine months of 2009, the Company  incorporated the accounting staff from its acquisition of a commercial printer in December 2008 into its financial reporting process and will seek to use these new resources to improve its areas of deficiency in the financial reporting process. The Company will evaluate the effect of its changes in internal controls during its annual assessment of its internal controls as of December 31, 2009.   Additionally, as described above under "Controls And Procedures - Evaluation of Disclosure Controls and Procedures," we also began implementing additional procedures to address the material weaknesses identified in our internal controls over financial reporting.

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, other than the changes discussed above, no other changes in our internal control over financial reporting occurred during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, we commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 ($137,000 as of September 30, 2009), which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until of the end of 2009 or first half of 2010, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

           On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was 356,490 pounds, of which the Company has paid $332,000 pounds through September 30, 2009 and owes approximately 25,000 pounds (approximately $40,000 as of September 30, 2009), which amount was included in accrued expenses as of September 30, 2009

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($65,000 at September 30, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts.   Costs reimbursements, if any, associated with the Belgium validity case are covered under the Trebuchet Agreement as described below.   A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. A judgment is expected in the last quarter of 2009.

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

On January 31, 2003, the Company commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which the Company has an interest. The Company commenced this action alleging various causes of action against Adler Technologies, Inc. and Andrew McTaggert for breach of contract, breach of the duty of good faith and fair dealing, various business torts, including unfair competition and declaratory relief. Adler distributes and supplies anti-counterfeit document products and Mr. McTaggert is a principal of Adler. Adler had entered into several purported agreements with Thomas M. Wicker Enterprises and Document Security Consultants, both of which the Company acquired in 2002. These alleged agreements, generally, would have authorized Adler to manufacture in Canada the Company’s “Checkmate®” patented system for verifying the authenticity of currency and documents. Other purported agreements were signed between these parties and Thomas Wicker regarding other technology claimed to have been owned by Wicker and assigned to the Company.  Among other things, the Company contends that certain of the purported agreements are not binding and/or enforceable.  To the extent any of them are binding and enforceable, the Company claims that Adler has breached these purported agreements, failed to make an appropriate accounting and payments under them, and may have exceeded the scope of its license. Adler has denied the material allegations of the complaint and has counterclaimed against the Company, claiming Adler owns or co-owns or has a license to use certain of the Company’s technologies.  In May 2005, the Company filed a first amended and supplemental complaint adding Blanks/USA and Raymond Maxon as additional defendants.  In February 2007, the Company filed a second amended and supplemental complaint adding Judith Wu (McTaggert’s wife) and Arcis Digital Security, Inc. (a company in which Ms. Wu is involved) as additional defendants.  Maxon has asserted a counterclaim against the Company contending that the Company’s purported acquisition of a certain patent from Thomas Wicker in 2002 gave rise to an alleged right on the part of Maxon to receive a portion of Thomas Wicker’s proceeds from such acquisition.  The Company has denied the material allegations of all of the counterclaims.  If Adler or Maxon is successful,or if a settlement is made, it may materially affect the Company, the Company’s financial condition, and the Company’s ability to market and sell certain of the Company technology and related products.  This case is in discovery phase, and it is too soon to determine how the various issues raised by the lawsuit will be determined.

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

           On January 4, 2008, we entered into two credit facilities with an aggregate borrowing capacity of $3.6 million that is repayable in full on January 4, 2010. One of these credit facilities has a borrowing limit of $3.0 million and is secured by our stock in our Plastic Printing Professionals, Inc. subsidiary, and the other credit facility has a borrowing limit of $600,000 and is secured by our accounts receivable, excluding the accounts receivable of our subsidiary Plastic Printing Professionals, Inc. As of September 30, 2009, we have borrowed $3,033,000 under these credit facilities and are in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have waived the defaults through January 1, 2010.  In the event that the Company cannot pay these credit facilities, including the unpaid interest, when due, the Company believes that it will be able to extend the terms of these notes, or negotiate with the lenders other means of satisfying these credit facilities, including the payment of amounts due in the form of the Company’s equity.    There can be no assurance that such additional financing, will be available on terms acceptable to the Company or at all.  Failure to raise the funds necessary to finance future cash requirements would adversely affect the Company’s ability to pursue its strategy and could negatively affect operations in future periods.  The accompanying financial statements do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its fundraising efforts.

On December 18, 2008, our wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.), entered into a secured loan of $900,000 to pay for most of the cash portion of the purchase price of our acquisition of the assets of DPI of Rochester, LLC.  The loan is due in December 2009 and is secured by all of the assets of DPI Secuprint.  The Company expects to be able to refinance this obligation prior to its maturity date, however, there is no guarantee that the Company will be able to do so.

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

As of September 30, 2009, our cash balance was approximately $423,000, and our current liabilities totaled approximately $6,688,000, which includes $3,033,000 of short term debt under two credit facilities that are due on January 2, 2010, and a $900,000 Secured Promissory Note due on December 19, 2009.  In order to meet our operating needs and these current obligations, we will need to generate additional income from operations or obtain additional financing, including without limitation, fund-raising through additional sales of equity.  We may also need to negotiate with our lenders to extend or refinance our existing credit facilities.  Additionally, our ability to utilize cash generated by our DPI Secuprint subsidiary for corporate obligations is restricted by the terms of certain of its third party equipment operating leases, which could negatively affect our ability to raise cash from other sources, or to satisfy our obligations.

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

We have incurred significant net losses in previous years.  Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include our ability to (i) increase security and commercial printing and plastic card sales and (ii) increase sales of our digital products. While we have approximately $567,000 of funds available to us under our various credit facilities as of September 30, 2009, that expire in January of 2010, we will need additional funds in the future in order to fund our working capital needs including equity capital.  If we are not successful in generating needed funds from operations or in capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

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

As of September 30, 2009, there were approximately 185 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws.  For instance, during 2009 through November 13, 2009, we have issued 1,010,000 shares of common stock and warrants to purchase an additional 202,000 shares of common stock.  If our management determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to Item 1.01. “Entry into a Material Definitive Agreement” and Item 3.02. “Unregistered Sales of Equity Securities” of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2009 for a description of our previously reported sales of unregistered securities on October 21, 2009.

On July 15, 2009, the Company sold 24.5 investment units for $10,000 per unit for gross cash proceeds of $245,000, consisting of 175,000 shares of Common Stock and Warrants to purchase an aggregate of 35,000 shares of Common Stock. Each investment unit is comprised of 7,142 shares of the Company's Common Stock and five year Warrants to purchase 1,427 shares of Common Stock at an exercise price of $2.00 per share.

On August 24, 2009, the Company completed the sale of 7 investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 7,142 shares of the Company’s common stock and five year warrants to purchase 1,427 shares of common stock at an exercise price of $2.00 per share. In the transaction, the Company sold 7 investment units for $10,000 per unit for gross cash proceeds of $70,000, consisting of 50,000 shares of common stock and warrants to purchase an aggregate of 10,000 shares of common stock.

On September 4, 2009, the Company completed the sale of 44 investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 6,250 shares of the Company’s common stock and five year warrants to purchase 1,250 shares of common stock at an exercise price of $2.00 per share. In the transaction, the Company sold 44 investment units for $10,000 per unit for gross cash proceeds of $440,000, less expenses of $52,000, consisting of 275,000 shares of common stock and warrants to purchase an aggregate of 55,000 shares of common stock.

On October 19, 2009, the Company completed the sale of 17.6 investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 6,250 shares of the Company’s common stock and five year warrants to purchase 1,250 shares of common stock at an exercise price of $2.00 per share. In the transaction, the Company sold 17.6 investment units for $10,000 per unit for gross cash proceeds of $176,000, consisting of 110,000 shares of common stock and warrants to purchase an aggregate of 22,000 shares of common stock.

In connection with the Transactions, the Company has entered into a Registration Rights Agreement, with each purchaser (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company granted certain registration rights to the purchasers, including using its best efforts to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of Common Stock sold in the Transaction and shares underlying the Warrants, within 90 business days after the final closing of the Transaction.  The Company must use its best efforts to maintain the effectiveness of the registration statement until the earlier of (i) one year from the final closing date of the Transaction, or (ii) the date that the holders of the shares receive an opinion of counsel to the Company that all such shares may be freely traded (without limitation or restriction as to quantity or timing and without registration) pursuant to Rule 144 or otherwise.  The Registration Rights Agreement, form of Subscription Agreement and Warrants are collectively referred to herein as, the "Definitive Agreements."

Copies of the Definitive Agreements relating to the Transaction are filed herewith as Exhibits 4.1, 10.1 and 10.2, and are incorporated herein by reference. The foregoing summary descriptions of the Definitive Agreements are qualified in their entirety by reference to the full texts of each of such exhibits.

The investment units, Common Stock, Warrants and Common Stock issuable upon exercise of the Warrants (the "Securities") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  These securities may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from registration requirements.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company can borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  The advances are generally limited to $400,000 unless otherwise mutually agreed upon by both parties per fiscal quarter, with the exception of $600,000 that can be advanced at any time for patent litigation related bills.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  In addition, on January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors.  Under the White Credit Agreement, the Company can borrow up to $600,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR and will be secured by the accounts receivable of the Company, excluding the accounts receivable of P3.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the Term under the White Credit Agreement.  Mr. White can accept common stock as repayment of the loan upon a default.   Under the terms of the agreement the Company is required to comply with various covenants.  As of September 30, 2009, the Company has borrowed $3,033,000 under the Fagenson & Co., Inc. and White credit facility agreements and was in default of both agreements due to a failure to pay interest when due.  Both Fagenson & Co., Inc. and Patrick White have waived the default through January 1, 2010.

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

Item 10.3   Asset Purchase Agreement between Lester Levin Inc. and Internet Media Services, Inc. dated October 8, 2009 (Exhibits and Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2), but will be provided to the SEC upon request) (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.4   Registration Rights Agreement between Document Security Systems, Inc. and Internet Media Services, Inc. dated October 8, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.5    Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Manufacturers and Traders Trust Company dated October 8, 2009.  (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.6   Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Michael Buechler and Manufacturers and Traders Trust Company dated October 8, 2009. (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.7   Voting Agreement between Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Michael Buechler dated October 8, 2009.  (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

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

DOCUMENT SECURITY SYSTEMS, INC.

November 16, 2009	By:	/s/ Patrick White

Patrick White
Chief Executive Officer

November 16, 2009	By:	/s/ Philip Jones

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

Item 10.3   Asset Purchase Agreement between Lester Levin Inc. and Internet Media Services, Inc. dated October 8, 2009 (Exhibits and Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2), but will be provided to the SEC upon request) (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.4   Registration Rights Agreement between Document Security Systems, Inc. and Internet Media Services, Inc. dated October 8, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.5    Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Manufacturers and Traders Trust Company dated October 8, 2009.  (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.6   Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Michael Buechler and Manufacturers and Traders Trust Company dated October 8, 2009. (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

Item 10.7   Voting Agreement between Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Michael Buechler dated October 8, 2009.  (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2009).

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