Form 10-K
period 2009-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2010-03-25
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the stock held by non-affiliates (11,030,754 shares) computed by reference to the closing price of such stock ($1.90), as of June 30, 2009, was $20,958,000.

As of March 19, 2010, there were 17,760,324 shares of Common Stock of Document Security Systems, Inc. issued.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 18, 2010, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES
Table of Contents

ITEM 1 - BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “DSS,” “we,” “us,” “our” or  “Company”) develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

We were organized as a New York corporation in 1984, and in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media.  To accomplish this, we acquired Lester Levin, Inc, an operator of a small printing company called Patrick Printing and an Internet-based business called Legalstore.com, and Thomas M. Wicker Enterprises, Inc. and Document Security Consultants, Inc., two privately owned companies engaged in the document security technology business with rights to certain patents developed by certain members of the Wicker Family.  As a result of these acquisitions, we compiled the basis of our document security business by combining basic print capabilities necessary for research and development with the knowledge and expertise of our team of printing professionals and a foundation of patented technologies and trade secrets from which to launch our product offerings.  Since this early stage, we have focused our efforts on developing and in some cases patenting new technologies and products, building our corporate, operational, marketing and sales staff to accommodate our expected growth, and developing and implementing our patent and intellectual property protection strategy.    In September 2007, we sold certain assets and the operations of Patrick Printing to a private company, as this operation no longer supported our core industry focus.   In October 2009, we sold the assets and liabilities associated with our Legalstore.com business in exchange for common stock of Internet Media Services, Inc., in order to concentrate our efforts on the security and printing segments of our Company.

 In December 2004, the Company entered into an agreement with the Wicker Family in which Document Security Systems obtained the legal ownership of technology (including patent ownership rights) previously held by the Wicker Family.  At that time, the agreement with the Wicker Family provided that the Company would retain 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker patents that Document Security Systems chooses to pursue.  The Wicker Family was to receive the remaining 30% of such economic benefit.  In February 2005, the Company further consolidated its ownership of the Wicker Family based patents and its rights to the economic benefit of infringement settlements when the Company purchased economic interests and legal ownership from approximately 45 persons and entities that had purchased various rights in Wicker Family technologies over several decades.

In August 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  Commencing in March 2006, the ECB countersued in eight national courts that the Patent was invalid.  To date, the most significant events in the case since it was filed have been the challenges of patent validity by the ECB. To date, there have been four adverse rulings and two positive rulings in regard to the patent’s validity.   Through August 2008, the Company spent approximately $4.2 million dollars on legal, expert and consulting fees for its case.    In August  2008, the Company decided to reduce its cost burden from the case and entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”)  under which Trebuchet agreed to pay substantially all of the litigation costs associated with pending validity proceedings and future validity and future patent infringement suits filed against the ECB and certain other alleged infringers of the Patent in exchange for 50% of any future proceeds or settlements associated with the litigation.

In addition to its patent defense efforts, since 2002, the Company has also worked to develop and expand its patent and product portfolio.   As of March 22, 2010, we have 14 patents and have 57 patent applications in process, including provisional and PCT patent applications and applications that have entered the National Phase in various countries including the United States, Canada, Europe, Japan, Brazil, Israel, Mexico, Indonesia and South Africa. These applications cover our technologies, including our AuthentiGuard® On-Demand, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® ObscuraScan™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development.   The Company believes that its commitment to research and development is critical to its position as a leading provider of anti-counterfeiting solutions to our customers.

  Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology.  The Company had limited production capabilities.   In  2006, the Company began to expand its ability to be a provider of anti-counterfeiting products that utilize the Company’s anti-counterfeiting technologies.  In 2006, we acquired San Francisco-based Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, CA area.   P3’s primary focus is manufacturing long-life composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and a patent-pending watermark technology. P3’s products are marketed through an extensive broker network that covers much of North America, Europe and South America and by manufacturing for various industry integrators.

In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, (“DPI”)a privately held commercial printer located in Rochester, NY.  We formed a new subsidiary called DPI Secuprint to incorporate this new company which significantly improved our ability to produce our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, secure coupons, transcripts, and prescription paper along with the ability to  offer our customers a wider range of commercial printing offerings.

In 2009, we generated revenue of $9.9 million in 2009, a 49% increase compared to 2008.  The increase was primarily due to the acquisition of DPI in December of 2008.  The increase caused by the acquisition of DPI more than offset decreases experienced by the Company’s other divisions, Document Security Systems and P3, and the loss of revenue as a result of the Company’s divestiture of its legal products division in October of 2009.    All of the Company’s divisions experienced sales declines which the Company believes were the direct result of the widespread global economic recession that occurred during the first six months of 2009, and the lingering effects of the deep recession during the last half of 2009.    During 2009, the Company experienced a net loss of $4.0 million, a 52% decrease from a net loss of $8.3 million in 2008.  During 2009, the Company was able to offset the effects of less than forecasted revenues with significant cost reductions that will allow the Company to reach cash flow and net income breakeven at sales levels consistent with the historical demand at each of its divisions, which the Company believes will occur as general global economic levels recover from the recession.

On February 12, 2010, the Company acquired Premier Packaging Corporation, a privately held packaging company located in the Rochester NY area.  Premier Packaging Corporation is an ISO 9001:2008 registered manufacturer of custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.   The Company expects the acquisition will allow it to introduce anti-counterfeiting products to the packaging market that further expands the usage of its technologies.  The Company believes that the ability to deter and prevent counterfeiting of brand packaging will provide major benefits to companies around the globe who are affected by product counterfeiting.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, aerospace industry spare parts documents, packaging, ID Cards, licenses and more.  We are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions.  We provide document security technology to security printers, corporations, consumer product companies and governments worldwide and for currency, identifications, certifications, travel documents, prescription and medical forms, consumer product and pharmaceutical packaging, and school transcripts.

Our products can be delivered on paper, plastic, or digitally via our AuthentiGuard® DX™ product suite.  We believe that our continued efforts in the field of digital security and technology greatly expands the reach and potential market for our AuthentiGuard® DX™ digital products and enterprise solutions.   We believe that our AuthentiGuard® DX™ solution significantly changes the economics of document security for many customers as it eliminates the requirement to utilize pre-printed forms while allowing customers to leverage existing investments in their information technology infrastructure.

Technologies

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions.

According to a March 2010 report by the MDB Capital Group LLC, an institutional research and investment banking firm, located in Santa Monica, California that focuses exclusively on companies that possess market changing, disruptive intellectual property, has DSS ranked among the top companies in intellectual property leadership based on several proprietary intellectual property indexes.

DSS ranks in the 90th percentile from over 4,000 companies for IP leadership as defined by a high patent citation (Companies citing the Company’s Patents in their patent applications) number of 2.12 which is two times higher than its peer group.  The Company also has a 40.38 PV Ratio which indicates that the Company’s stock market value is lower than its patent value according to the MDB’s PatentVest evaluation methodology.

The company’s primary anti-counterfeiting products and technologies are marketed under the following trade names:

•
AuthentiGuard™ DX™ is a networked appliance that allows the author of any Microsoft Office document (Outlook, Word, Excel, or PowerPoint) to secure nearly any of its alphanumeric content when it is printed or digitally stored. AuthentiGuard® DX prints selected content using the company’s patented technology so that it cannot be read by the naked eye. Reading the hidden content, or authenticating the document is performed with a proprietary viewing device or software.

Like AuthentiGuard®  DX™, AuthentiGuard® On -Demand™ is a customized software or a web-based application that incorporates the verification feature of AuthentiGuard® Prism™ and the anti-copy anti-scan features of AuthentiGuard® Pantograph 4000™ in a manner that makes those technologies printable from desktop printers and digital presses worldwide.  On-Demand™ provides the ability to produce highly secure documents virtually “any-time, anywhere”, and is highly effective in variable data applications.

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

•
AuthentiGuard® Prism™, a verification technology, embeds hidden words, images, or logos using 2-color or 4-color processes that are only visible using a special, non-public proprietary Prism™ lens that reveals hidden Prism™ images.  We believe that the hidden words, images or logos embedding with the Prism™ technology cannot be reproduced with even the most sophisticated digital copiers or scanners.  As a result, the absence of the hidden words, images or logos alerts the end-user that the document is counterfeit.  The AuthentiGuard® Prism  technology protects verification forms such as spare parts, packing slips, checks, currency, licenses, travelers’ checks, postage stamps, legal documents, tickets, labels, and brand packaging.

•
AuthentiGuard® Pantograph 4000™, a counterfeit deterrent technology, provides what we believe is the most powerful, patented pantograph technology ever created.  Hidden words such as “VOID” or “COPY”, company logos, or designs appear when a document utilizing the technology is photocopied or scanned, preventing unauthorized duplication.  Although there are other versions of this technology being sold by competitors, we believe that no version other than our Pantograph 4000™ defeats high and low resolution scanners and produces crisp clear and readable warning words.  We believe that virtually any printable surface can utilize the technology, including paper, Teslin, PVC, Tyvek and cardboard packaging.  This technology has been used for gift certificates, school transcripts, coupons, tickets, checks, packing slips, receipts, schematic drawings, plans, music, scripts, training manuals, business plans, internal memos, letterhead, legal forms and prescription pads.

•
AuthentiGuard® Phantom™, a verification technology, uses “tilt-to-reveal” hidden images or words that can be easily viewed without special equipment.  Viewed straight on, the hidden images are virtually invisible to the naked eye, but when the package or document is viewed at an angle, the hidden images are clearly revealed. For added security, we believe that our patented AuthentiGuard® Phantom™  technology cannot be reproduced with even the best copiers or scanners. We also feel that this technology is much more effective and eye catching then color shifting ink.

•
AuthentiGuard® VeriGlow™, a verification technology, is a two-tiered, customized document security systems that utilizes unique photosensitive inks and incorporates embedded hidden messages or images that are only viewable with a special light source and our special non-public proprietary Veri-Glow reading device.  This patent pending technology can be applied during the printing process or it can be applied to pre-printed items and is useful in the protection of vital records such as passports, documents, brand protection, packaging and currency.

•
AuthentiGuard® Survivor 21®, a counterfeit deterrent technology, protects printed checks from duplication via digital copiers and scanners while providing a patent-pending security feature that survives the background dropout that results from bank’s archival scan.  Survivor 21™ was created to meet new government banking regulations that require documents to be archive-scan friendly, without compromising security.

•
AuthentiGuard® Block-Out™, a counterfeit deterrent technology, also called the “anti-color reproduction system”, makes it very difficult to reproduce protected documents on digital color copiers.  Certain copiers recognize Block-Out’s embedded graphics on the original document, and print out solid black sheets or highly distorted images.  AuthentiGuard® Block-Out™ is our own unique proprietary graphic design that is recognized and triggers a mechanism developed by Omron Corporation in some copiers. We developed it to prevent color copiers and photo processors from replicating any image or document that contains our custom Block-Out™ graphics.  This technology can be integrated into highly sensitive government documents such as currency, car titles, passports and licenses as well as checks, travelers’ checks, postage stamps, photographs, original art and brand packaging.

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

Products and Services

Generic Security Paper:  Our primary product for the retail end-user market is AuthentiGuard® Security Paper.  AuthentiGuard® Security Paper is blank paper that contains our Pantograph 4000TM technology.  The paper reveals hidden warning words, logos or images using The Authenticator- our proprietary viewing lens – or when the paper is faxed, copied or scanned.  The hidden words appear on the duplicate or the computer digital file and essentially prevent documents, including forms, coupons and tickets, from being counterfeited.  We market and sell our AuthentiGuard® Security Paper primarily through several major paper distributors such as Boise Cascade and Blanks USA.  Since 2005, Boise has marketed our AuthentiGuard® Security Paper under its Boise Beware brand name in North America, primarily through its commercial paper sales group. Blanks USA sells and manufactures the technology under the “Kant Kopy” brand name.  The company also sells its security paper on the internet utilizing a ecommerce website, www.protectedpaper.com. We retain the rights to sell the AuthentiGuard® Security Paper directly to end-users anywhere in the world.   The company also had a version of its security paper tested and certified for use on Hewlett Packard (“HP”) Indigo Digital presses by the Rochester Institute of Technology’s Printing Applications Laboratory.  This certification allows the Company’s security paper to be marketed to HP Indigo users worldwide.

Security and non-security printing:  Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based and software enterprise solutions.  We market and sell to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.  In addition, we provide a full range of digital and large offset commercial printing capabilities to our customers.

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

Digital Security Solutions:  Using software that we have developed, we can electronically render several of our technologies digitally to extend the use of optical security to the end-user of sensitive information.  With our AuthentiGuard® DX™ we market a networked appliance that allows the author of any Microsoft Office document (Outlook, Word, Excel, or PowerPoint) to secure nearly any of its alphanumeric content when it is printed or digitally stored. AuthentiGuard® DX prints selected content using DMC’S patented technology so that it cannot be read by the naked eye.  Reading the hidden content, or authenticating the document is performed with a proprietary viewing device or software.

 The company has developed an internet delivered technology called AuthentiGuard® – On Demand™ where information is hidden and then verified utilizing a inexpensive viewing glass.  This technology is currently being utilized by a Central American country for travel visas.

The company has also developed digital versions of its AuthentiGuard® – Prism™  and AuthentiGuard® – Pantograph 4000™  technologies which are produced on HP Indigo Presses, Canon Color Copiers, Ricoh Color Copiers and Konica Desktop Printers.  The company sells the digital products directly through its internal sales force and it has also entered a contract to sell its digital solutions through a third party who specializes in hardware software engineering solutions.

Technology Licensing:  We license our anti-counterfeiting technology and trade secrets to security printers through licensing arrangements.  We seek licensees that have a broad customer base that can benefit from our technologies or have unique and strategic capabilities that expand the capabilities that we can offer our potential customers Licenses can be for a single technology or for a package of technologies.  We offer licensees a variety of pricing models, including:

•	Pay us one price per year;
•	Pay us a percentage of gross sales price of the product containing the technology during the term; or
•	Joint venture or profit sharing arrangement
•	Pay Per Finished Piece

Legal Products:  We also owned and operated Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields.  On October 8, 2009 we sold the assets and liabilities associated with our Legalstore.com business in exchange for 7,500,000 shares of common stock of Internet Media Services, Inc., representing approximately 37% of the outstanding shares of the newly formed company.

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

Based largely on these efforts, we currently fourteen patents and have 57 patent applications in process, including provisional and PCT patent applications and applications that have entered the National Phase in various countries including the United States, Canada, Europe, Japan, Brazil, Israel, Mexico, Indonesia and South Africa. These applications cover our technologies, including our AuthentiGuard® On-Demand, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® ObscuraScan™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development.

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

•
In 2004, we entered into an agreement with The Estate of Ralph Wicker and its assigns to purchase from them the right to 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker Patents that we choose to pursue, with The Estate of Ralph Wicker receiving the remaining 30% of such economic benefit.

•
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

Research and Development

Our research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test and develop our technologies on equipment that we do not have access to internally.   We focus our research efforts on creating anti-counterfeiting solutions and products for current and anticipated customer needs.  Furthermore, we often seek patent or trademark protection on our developments.

Major Customers

During 2009, two customers accounted for 19% and 12% of the Company’s total revenue, respectively.  As of December 31, 2009, two customer account receivable balances accounted for 21% and 17% of the Company’s trade accounts receivable balance, respectively.   During 2008, two customers accounted for 11% and 10% of the Company’s total revenue from continuing operations, respectively.  As of December 31, 2008, one customer account receivable balance that was acquired as part of the Company’s acquisition of the assets of a commercial printer in December 2008, accounted for 42% of the Company’s trade accounts receivable balance.

Websites

We maintain the website, www.documentsecurity.com, which describes our patented document security solutions, our targeted vertical markets, company history, and offers our security consulting services. We also maintain www.plasticprintingprofessionals.com, which describes our ID card and other plastic and vinyl printing services. In addition, we maintain the website www.protectedpaper.com, an e-commerce site that markets and sells our patented security papers hand-held security verifiers and custom security documents to end users worldwide.  We also utilize www.authenticate-360.com, a website which is hosted and owned by our licensee, The Ergonomic Group; this website is a source for counterfeiting information and promotion of our On-Demand™ products. In addition, we market digital and large offset commercial printing at our subsidiaries website:  www.dpirochester.com.  In February 2010, we acquired Premier Packaing Corp, which maintains the website www.premiercustompkg.com.    In addition to the active websites, the company owns over 40 domain names for future use or for strategic competitive reasons.

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

The commercial printing industry in the US includes around 35,000 companies with $90 billion of annual revenue.  (Source: http://www.firstresearch.com/industryanalysis/commercialprinting.html).  Several giants like RR Donnelley and Canadian printer Quebecor World have multibillion revenues, but most printers considered "large" have annual revenues under $1 billion. The majority of commercial printers are small or midsized businesses that operate one production plant, employ fewer than 20 people, and have annual revenue under $5 million.  Despite continuing consolidation, the industry is highly fragmented; the largest 50 companies hold only about 30 percent of the market. We compete primarily with locally-based printing companies in the Rochester and Western New York markets.  Most of our competitors in these markets are privately-held, single location operations.

In the packaging industry, we compete with a significant number of national, regional and local companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market. They include large integrated paper companies such as Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead Westvaco.

In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry.  To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected.

Segment Information

We operate through two segments:

•
Security and commercial printing.  This segment consists of the license, manufacture and sale of document security technologies, including digital security print solutions and secure printed products at Document Security Systems and P3 divisions, along with commercial printing provided by P3 and DPI Secuprint.

•
Legal Supplies.  Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com. During the fourth quarter of 2009, the Company sold its legal products business.  The Company continues to report the results as continued operations because the operations and cash flows of the component have not been eliminated and given the Company’s continued involvement after the sale.

Financial information regarding these segments is provided in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Employees

As of December 31, 2009, we had 80 full and part-time employees.  In February 2010, we added 32 employees as the result of our acquisition of Premier Packaging Corp.  It is important that we continue to retain and attract qualified management and technical personnel.  Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are good.

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

  We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability and we may incur losses for the foreseeable future. In fiscal 2009, 2008, and 2007, we incurred losses of approximately $4.0 million, $8.3 million, and $7.0 million, respectively. As of December 31, 2009, our accumulated deficit was $36.5 million, which represents our net losses since inception.   We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis thereafter. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate. The current global economic slowdown could slow customer orders, as well as anticipated revenue growth, and could further delay our prospects for operating profitability.

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operations to continue as a business.

We have incurred significant net losses in previous years.  Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include our ability to (i) increase security and commercial printing and plastic card sales and (ii) increase sales of our digital products. We have approximately $417,000 of cash available to us under a credit facility as of December 31, 2009, that we recently extended the expiration date to January 2012, we will likely need additional funds in the future in order to fund our working capital needs including equity capital.  In addition, as the result of our acquisition of Premier Packaging Corp. in February 2010, we have access to a $1,000,000 revolving line of credit, although such funds can only be accessed by the Premier Packaging division.  If we are not successful in generating needed funds from operations or in capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

We have a significant amount of relatively short term indebtedness and may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of December 31, 2009, we have the following approximate amounts of outstanding indebtedness:

(i)
$450,000 Convertible Note bearing interest at 8% per annum due June 23, 2012, convertible into up to 260,116 shares of Document Security Systems Common Stock, and is secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, Plastic Printing Professionals and DPI Secuprint, respectively.

(ii)
$350,000 Convertible Note bearing interest at 10% per annum due November 24, 2012, convertible into up to 218,750 shares of Document Security Systems Common Stock and is secured by the assets of the Company’s wholly owned subsidiary DPI Secuprint.

(iii)	$575,000 Promissory Note bearing interest at 10% per annum due November 24, 2012 and accrues interest at 10% and is secured by the assets of the Company’s wholly owned subsidiary DPI Secuprint.

(iv)
$735,000, inclusive of accrued interest of approximately $152,000, due under a Credit Facility under which the Company can borrow up to $1,000,000 bearing interest at LIBOR plus 2% per annum due January 4, 2012.

Furthermore, in February 2010, the Company entered into new debt agreements in conjunction with its acquisition of Premier Packaging Corp as follows:

(v)
A $1,500,000 Term Loan which matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75% and is secured by all of the assets of the Company’s subsidiary, Premier Packaging Corporation, which the Company acquired on February 12, 2010.  The Company subsequently entered into a credit swap agreement to lock into a 5.66% effective interest over the life of the term loan.  The Loan has also been guaranteed by Document Security Systems, and its subsidiaries Plastic Printing Professionals and DPI Secuprint.

(vi)
Up to $1,000,000  in a revolving line of credit available for use by Premier Packaging, subject to certain limitations which matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%. $735,000.   As of March 19, 2010, approximately $300,000 is outstanding on the line.  The revolving line of credit has also been guaranteed by Document Security System, and its subsidiaries Plastic Printing Professionals and DPI Secuprint.

          Absent a new financing or series of financings, our current operations may not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, we may default in these obligations in the future.

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

We are subject to litigation and threatened litigation, including without limitation our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid.  If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated.   Furthermore, we have granted nearly all control over our ECB Litigation to a third party, Trebuchet Capital Partners, LLC., who may or may not have the resources or capabilities to successfully defend our patent rights.

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

Although we have received patents with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection.  Although we believe that our use of the technology and products we developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same.  We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us and our financial condition.  Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us and our financial condition.  As we continue to market our products, we could encounter patent barriers that are not known today. A patent search will not disclose applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

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

The value of our intangible assets may not be equal to their carrying values.

        As of December 31, 2009, we had $2.9 million of intangible assets.  We are required to evaluate the carrying value of such intangibles. including goodwill.  Whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, may not be recoverable, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows (discounted cash flows for goodwill) from the operation and eventual disposition of the product line with its carrying value. If any of our intangible assets are deemed to be impaired then it will result in a significant reduction of the operating results in such period.

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

Over the past several years, we have spent significant funds and time to create new products by applying our technologies onto media other than paper, including plastic and cardboard packaging, and delivered our technologies digitally.  We have had limited success in selling our products that are on cardboard packaging and those that are delivered digitally.  Our business plan for 2010 and beyond includes plans to incur significant marketing and sales costs for these newer products, particularly the digitally delivered products.  If we are not able to sell these new products, our financial results will be adversely affected.

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

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are complementary to our existing operations and expanding our operations to include manufacturing capabilities. We may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable businesses or assets to buy;
•	complete the purchase of those businesses on terms acceptable to us;
•	complete the acquisition in the time frame we expect; and
•	improve the results of operations of the businesses that we buy and successfully integrate their operations into our own.

Although we were able to acquire our Plastic Printing Professionals, Inc. subsidiary in February 2006 and our DPI Secuprint subsidiary in December 2008, and Premier Packaging in February 2010, there can be no assurance that we will be successful in pursuing any or all of these steps on future transactions. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

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

We may not realize the anticipated benefits of our recent acquisitions.

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from our recent acquisition Premier Packaging Corp in February 2010 are based on information currently available to us and may prove to be incorrect. In addition, we may not realize any anticipated benefits of either of this acquisition and may not be successful in integrating the acquired assets into our existing business.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. The loss of any of our key employees could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. There can be no assurance that these persons will continue to agree to be employed by us after such dates.

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

As of December 31, 2009, there were approximately 184 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws.   If our Board of Directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of December 31, 2009, we had (i) outstanding stock options and warrants to purchase an aggregate of 2,089,020 shares of our Common Stock at exercise prices ranging from $1.60 to $12.65 per share; (ii).  85,000 restricted shares of our common stock that are subject to various vesting terms, and (iii) convertible notes that convert to up to 478,866 shares of our common stock.   To the extent that these securities are converted into common stock, dilution to our stockholders will occur,   Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

We may not meet the continued listing standards of the NYSE AMEX

We received notice from the NYSE Amex (formerly NYSE Alternext US) on December 2, 2008 that based on a review of our Form 10-Q for the period ended September 30, 2008, that we did not meet certain of the Exchange’s continued listing standards related to stockholders’ equity as set forth in Part 10 of the NYSE Amex Company Guide.  We were afforded the opportunity to submit a plan of compliance to the Exchange and on January 9, 2009 presented our plan to the Exchange. On January 29, 2009, the Exchange notified us that it accepted our plan of compliance and granted to us an extension until June 2, 2010 to regain compliance with the continued listing standards and that our listing is being continued pursuant to this extension.  We are subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.   There is no guarantee that we will be able to regain compliance to the listing standards and therefore, our common shares may no longer be able to be traded, which could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

ITEM 2 - PROPERTIES

Our administrative offices are approximately 4,700 square feet and are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614 which we occupy under a lease that will expire in 2011.   Our plastic printing division leases approximately 25,000 square feet in Brisbane, CA in a lease that will expire in July 2014.  DPI Secuprint, our commercial printing group leases an approximately 20,000 square foot facility in Rochester, NY under a lease expiring in 2013.   On February 12, 2010, in conjunction with the acquisition of Premier Packaging, the Company entered into a lease for approximately 40,000 square feet of production and warehouse space located in Victor, NY, a suburb of Rochester.  The lease is with Bzdick Properties, LLC, an entity owned by the former owner of Premier Packaging and the Company’s new President and COO, and will expire on February 12, 2020.  We believe that our facilities are adequate for our current operations. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

ITEM 3 - LEGAL PROCEEDINGS

On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until late 2010, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

 On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which the Company has paid  ₤332,000 through December 31, 2009 and owes approximately ₤25,000 (approximately $40,000 as of December 31, 2009), which amount was included in accrued expenses as of December 31, 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($65,000 at December 31, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before July 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008. The French appeal was heard on December 7, 2009.   On March  20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal will be heard in the Hague on June 2010. On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Costs reimbursements, if any, associated with the Belgium and Austrian validity case are covered under the Trebuchet Agreement as described below.   A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. On March 24, 2010 the Spanish Court ruled that the Patent was valid. In Italy the validity case is to be heard again by a newly appointed judge during 2010 and a hearing in Luxembourg is expected in 2010.

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

The Patent has thus been confirmed to be valid and enforceable in three jurisdictions (Germany, the Netherlands and Spain) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf, to proceed with infringement cases in these countries if we choose to do so.   On February 18, 2010, Trebuchet, on behalf of Document Security Systems, filed an infringement suit in the Netherlands.  The suit is being lodged against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V.; and Koninklijke Joh. Enschede B.V.    The ECB's and the security printers have been notified and the court hearing date is tentatively scheduled for January 21, 2011.

On January 31, 2003, the Company commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which the Company has an interest.  On December 7, 2009, the Company reached an agreement to terminate all litigation in association with this suit.  In conjunction with that agreement, the Company issued to the opposing parties an aggregate of 40,000 shares of common stock valued at approximately $85,000 and 50,000 of common stock warrants for the purchase of common shares at $3.00 per share valued at approximately $30,000 utilizing the Black Scholes pricing model.  The Company recorded an expense related to the estimated grant date fair value of the shares and warrants issued of approximately $115,000. In addition, both parties agreed not to compete with certain of the other party’s customers for 7 years.  The Company does not believe that the competition agreement will have a material impact on its business.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2009.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NYSE Amex, where it trades under the symbol “DMC.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2009	$1.92	$1.59
June 30, 2009	2.24	1.63
September 30, 2009	2.45	1.86
December 31, 2009	3.14	1.95

QUARTER ENDING	HIGH	LOW
March 31, 2008	$6.85	$4.20
June 30, 2008	6.87	4.68
September 30, 2008	5.25	4.83
December 31, 2008	4.40	1.40

From January 1, 2010 through  March 19, 2010, our Common Stock had a high closing price of $4.41 and a low closing price of $2.44 and a closing price on March 19, 2010 of $4.15.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of Common Stock, par value $0.02. As of March 19, 2010, we had 17,760,324 shares of Common Stock, issued and outstanding.

Recent Issuances of Unregistered Securities

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock.  The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 17, 2010, the Company completed the sale of 20 investment units in a private placement pursuant to subscription agreements with six accredited investors.  Each investment unit was comprised of 5,000 shares of the Company’s common stock and five year warrants to purchase 1,000 shares of common stock at an exercise price of $3.50 per share. In the transaction, the Company sold 20 investment units for $15,000 per unit for gross cash proceeds of $300,000, consisting of 100,000 shares of common stock and warrants to purchase an aggregate of 20,000 shares of common stock.  In connection with these sales EKN Financial Services Inc., a registered broker-dealer, acted as non-exclusive placement agent.  EKN Financial Services, Inc. received a cash fee in the aggregate of $30,000 as commission for these sales. On February 17, 2010, the Company also sold 20 investment units for gross cash proceeds of $270,000, consisting of 100,000 shares of common stock and warrants to purchase an aggregate of 20,000 shares of common stock.   No placement agent fees were paid on these sales.  The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On January 21, 2010, the Company issued 29,400 shares to its former investor relations firm for payment of services.  On February 23, 2010, the Company issued 304,000 common stock pursuant to the exercise of warrants in which the Company received proceeds of $608,000.   The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Stockholders

As of March 19, 2010, we had approximately 902 record holders of our Common Stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2009 or 2008.  We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Transfer Agent and Warrant Agent

Our stock transfer agent is American Stock Transfer & Trust Co., 6201 15th Avenue, Brooklyn, NY 11219. We act as our own warrant agent for our outstanding warrants.

Share Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2009, including the fourth quarter.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated by reference herein.

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

Overview

Document Security Systems, Inc., markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  As of March 22, 2010, we hold 14 patents that protect our technology and have approximately 57 patent applications in process.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

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

In the past few years, we have divested two operations so that we could focus our efforts on security and commercial printing.  During 2007, we sold the assets of our retail printing and copying division, called Patrick Printing.  In October 2009, we sold the assets and liabilities associated with our Legalstore.Com business in exchange for common stock of Internet Media Services, Inc., representing approximately 37% of the outstanding shares of the newly formed company.

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock.  In conjunction with the transaction, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) pursuant to which Citizens Bank provided Premier Packaging Corporation with a term loan of $1,500,000, and a revolving line of $1,000,000.  The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default and is secured by all of the assets of Premier Packaging Corporation.  The credit facilities are also secured by cross guarantees by Document Security Systems, Inc., and its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. and Secuprint, Inc. The $1,500,000 term loan matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75%.   The proceeds of the term loan were used as partial payment of the purchase of all of the outstanding common stock of Premier Packaging Corporation.    The $1,000,000 revolving line of credit matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%.  The Company subsequently entered into a credit swap agreement to lock into a 5.66% effective interest over the life of the term loan.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a $7.6 million privately held commercial printer located in Rochester, NY with approximately $7.6 million in sales in 2007.   We formed a new subsidiary called DPI Secuprint to house this new company.  DPI Secuprint’s results for the period from December 19, 2008 to December 31, 2008 are included in 2008 amounts.  In October 2009, the Company sold its Legalstore.com division.  In accordance with ASC 205-20-45, the Company reported the results of Legalstore.com as continued operations because the operations and cash flows of the component have not been eliminated and given the Company’s continued involvement after the sale.  The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Revenue

	Year Ended December 31, 2009	Year Ended December 31, 2008	% change
Revenue
Security and commercial printing	$8,773,000	$4,386,000	100%
Technology license royalties and digital solutions	783,000	1,647,000	-52%
Legal products	355,000	610,000	-42%
Total Revenue	9,911,000	6,643,000	49%

Revenue - 2009 vs 2008: Revenue in 2009 increased 49% from 2008.   Security and commercial print sales increased 100% which reflects the impact of the Company’s acquisition of DPI Secuprint, a commercial printer, in December, 2008.  This increase was offset by a decrease in royalty revenue of 52% which primarily reflects the impact of a non-recurring royalty of $542,000 recorded in the second quarter of 2008.  Furthermore, the Company experienced a 42% decline of revenue at its Legalstore.com division due to the sale of the division in October of 2009,  as well as a decline in revenue prior to the sale caused by the global recession.  In accordance with ASC 205-20-45, the Company reported the results of Legalstore.com as continued operations because the operations and cash flows of the component have not been eliminated and given the Company’s continued involvement after the sale.

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

Gross profit

	Year Ended December 31, 2009	Year Ended December 31, 2008	% change

Costs of revenue
Security and commercial printing	$6,063,000	$2,663,000	128%
Technology license royalties and digital solutions	14,000	14,000	0%
Legal products	179,000	352,000	-49%
Total cost of revenue	6,256,000	3,029,000	107%

Gross profit
Security and commercial printing	2,710,000	1,723,000	57%
Technology license royalties and digital solutions	769,000	1,633,000	-53%
Legal products	176,000	258,000	-32%
Total gross profit	3,655,000	3,614,000	1%

	Year Ended December 31, 2009	Year Ended December 31, 2008	% change
Gross profit percentage:	37%	54%	-32%

Gross Profit - 2009 vs 2008

Gross profit in 2009 was flat as compared to 2008.  While sales increased in 2009, the mix of sales was significantly different from 2008 due to the increase of commercial printing by the Company as a result of the Company’s acquisition of DPI Secuprint in December 2008.   Commercial printing typically carries lower margins than the Company’s security printing projects.  In addition, the Company increased the fixed cost component of its cost of sales as a result of investments in equipment at the Company’s plastic printing facility which while significantly increasing that division’s production capacity and capabilities, caused margins in that division to decline as sales gains did not fully offset the increase in costs.  Finally, gross margins were favorably impacted by a one-time non-recurring deferred revenue item in 2008 that carried a 100% gross margin.  Without this one-time item, 2009 gross margins would have increased 18% over 2008.

Operating Expenses

	Year Ended December 31, 2009	Year Ended December 31, 2008	% change

Operating Expenses
Sales, general and administrative compensation	$3,638,000	$2,966,000	23%
Professional Fees	539,000	896,000	-40%
Sales and marketing	154,000	340,000	-55%
Research and development	292,000	432,000	-32%
Rent and utilities	477,000	509,000	-6%
Other	710,000	807,000	-12%
	$5,810,000	$5,950,000	-2%

Other Operating Expenses
Depreciation and amortization	148,000	167,000	-11%
Stock based payments	68,000	1,747,000	-96%
Impairment of patent defense costs and other intangible assets	-	797,000
Amortization of intangibles	1,342,000	1,972,000	-32%
	1,558,000	4,683,000	-67%

Total Operating Expenses	7,368,000	10,633,000	-31%

Selling, General and Administrative – 2009 vs 2008

Sales, general and administrative compensation costs were 23% higher in 2009, compared to 2008, due to sales and administrative staff additions as the result of the Company’s acquisition of its commercial printing business in December 2008.   Otherwise, SG&A compensation costs at the Company’s remaining divisions would have decreased 52% during 2009 compared to 2008, as the result of significant staff reductions in sales, marketing and administration that the Company initiated in the middle of 2008 and during the first quarter of 2009.

Professional fees decreased 40% in 2009 from 2008 primarily as a result of a significant decrease in consulting fees which was offset by a significant increase in legal fees incurred by the Company as a result of increase of usage of external legal counsel after the Company’s legal counsel left the Company in March of 2009, including an increase in legal costs associated with non-ECB related litigation matters.  The Company has evaluated its use of external legal counsel and expects legal costs to decline in 2010.

Sales and marketing expenses decreased significantly in 2009 as compared to 2008 as the Company changed its primary sales and marketing strategy resulting in a reduction in its non-direct marketing costs, its international sales cost, and an overall reduction in sales related travel.  The Company focused its efforts in 2009 on direct sales techniques that utilize telephone and web-conferencing communication with current and prospective customers, along with increasing its internet presence focused on the Company’s primary e-commerce website www.protectedpaper.com.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally.   Research and development costs decreased during 2009 compared to 2008 as the result of lower external research costs and reduction in compensation cost as the Company reduced the department by two persons.

Rent and utilities increased in 2009 as a result of the Company’s acquisition of its commercial printing business in December 2008, which operates a 20,000 square foot facility in Rochester, NY.  These increases were offset by a reduction in utility costs at the Company’s plastic printing facility, along with rental cost offsets from a sublease for approximately 7,500 feet at the Company’s plastic printing facility.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  On a consolidated basis, these costs decreased by 12% in 2009 as compared to 2008, despite the addition of other expenses associated with the Company’s acquisition of DPI Secuprint in December 2008, as the Company reduced insurance costs and office and miscellaneous costs

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock-based compensation 2009 as compared to 2008, as current-period stock based compensation expense was offset by reversals of previously recorded stock-based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during 2009.     Furthermore, the Company’s compensation costs for option awards granted in 2009 are lower than past awards as the Company has typically granted out-the-money options due to the Company’s lower than average stock price during the year.

Impairment of patent defense costs and other intangible assets:  On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Patent 455750B1 in the UK was not successful.  As result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with costs directly related to the U.K appeal as of March 31, 2008.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  In January, 2009, the Company received a formal request for fee reimbursement from the ECB for a total of $420,000 inclusive of amounts already paid by the Company.  The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request,  however, the Company recorded $145,000 as additional accrued expenses as of December 31, 2008.   On July 31, 2009, the UK Court made the final assessment of costs for the UK patent validity case due from the Company to the ECB of ₤356,490 of which the Company has paid ₤332,000 through December 31, 2009 and owes approximately ₤25,000 ($40,000 as of December 31, 2009) as of December 31, 2009, which amount was included in accrued expenses as of December 31, 2009.    In addition, the Company recorded an impairment of $361,000 for a license agreement the Company had acquired in 2006 for RSS Barcodes for which the Company assessed that the probable future cash flows derived from the license did not support the net carrying value of the license as of December 31, 2008.

No such expense was incurred in 2009.

Amortization of intangibles expense decreased 32% in 2009, as compared to 2008 as a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset since the Company transferred and assigned  49% of its interest in the patent to a third-party in August 2008, which resulted in a reduction in the asset of approximately $1.7 million.  As a result, the Company’s amortizable base reduced significantly.

Other Income and expenses

	Year Ended December 31, 2009	Year Ended December 31, 2008	% change

Other income (expense):
Gain/(Loss) on foreign currency adjustments	15,000	(59,000)	-125%
Interest Income	18,000	-
Interest expense	(259,000)	(136,000)	90%
Amortizaton of note discount	(250,000)	(8,000)	3025%
Loss on sale of patent assets	-	(1,170,000)
Gain on deconsolidation of Legalstore.com division	26,000	-
Litigation settlements	(115,000)	126,000	-191%
Registration rights penalties	(109,000)	-
Other income	416,000	-

Other income (expense), net	(258,000)	(1,247,000)	-79%

Interest expense: During 2009, the Company had significant increases in interest expense over 2008 as a result of the Company’s borrowings it made during 2008 against its various credit facilities and for interest associated with a $900,000 Secured Promissory Note which the Company used to acquire its commercial printing business in December of 2008 which carried an annual interest rate of 12%.

Amortization of note discount: During 2009, the Company also recognized the amortization of note discount expense of approximately $247,000 for warrants that were issued in conjunction with the secured promissory note which had a fair value of approximately $256,000.

Loss on sale of patents:  In 2008 the Company entered into an agreement with Trebuchet Capital Partners, LLC Pursuant to the Agreement, Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company has claimed the ECB infringed in printing of the Euros currency.  Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have as a separate and exclusive interest including a separate and distinct right to exploit the Patent. Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for $500,000,   As a result, the Company recognized a loss on sale of patent assets of $1,170,000.

Gain on deconsolidation of Legalstore.com division: In October 2009, the Company sold its Legalstore.com division for a non-controlling interest (37% ownership interest) in Internet Media Services.   The Company recognized a gain on the transaction of approximately $26,000 as the estimated fair value of consideration received in exchange for the assets and liabilities sold exceeded the Company’s book value of the assets and liabilities.

The Company accounted for the deconsolidation of the business by recognizing a gain in net income, measured as the difference between: the fair value of the consideration received, which in the Company’s case is a 37% equity interest in Internet Media Services, Inc. over the book value of the assets and liabilities transferred.  The Company determined that the consideration received was not readily measurable because there was no activity in Internet Media Services, Inc. prior to the transaction.  Therefore, the Company determined the value of the “business transferred” was more readily measurable and determined the fair value utilizing a discounted cash flow model.

Litigation settlements: On December 7, 2009, the Company reached an agreement to issue 40,000 shares of common stock valued at approximately $86,000 and 50,000 of common stock warrants valued at approximately $30,000 utilizing the Black Scholes option pricing model, for the purchase of common shares at $3.00 per share in connection with the settlement of certain litigation between the Company and the recipients.  The shares and common stock warrants were recorded at the aggregate estimated fair value of $115,000.  In 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a counterclaim by the Company in the connection with certain litigation the Company won in June 2006.

Registration Rights Penalties: The Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable to Printer’s LLC as a result of the Company’s failure to file a registration statement under the terms of the $450,000 Convertible Note the Company entered into in December 2009.

Other Income: The Company received $416,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credit  for the tax years ended 2005, 2006, and 2007 which the Company received in December, 2009.

Net loss and loss per share

	Year Ended December 31, 2009	Year Ended December 31, 2008	% change

Net loss	$(3,990,000)	$(8,285,000)	-52%
Net loss per share, basic and diluted	$(0.27)	$(0.59)	-54%
Weighted average common shares outstanding, basic and diluted	14,700,453	14,002,034	5%

Net loss and loss per share - 2009 vs 2008

During 2009, the Company experienced a net loss of $4.0 million, a 52% decrease from the net loss of 2008.  The decrease in reflects the significant decrease in other operating costs, along with the absence of a non-recurring loss on sale of patent which the Company incurred in 2008.   These decreases more than offset increases in interest expense and amortization of note discount associated with the increase in debt incurred by the Company in the latter half of 2008 and during the first nine months of 2009.

Liquidity and Capital Resources

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	December 31, 2009		December 31, 2008		% change vs. 2008

Cash flows from:

Operating activities	$(1,595,000)		$(2,391,000)		33%
Investing activities	(108,000)		(2,266,000)		95%
Financing activities	2,064,000		4,002,000		48%

Working capital	(818,000)		(1,481,000)		-45%
Current ratio	0.70	x	0.58	x	21%

Cash and cash equivalents	$449,000		$88,000		410%

Funds Available from Open Credit Facilities	$417,000		$1,317,000		-68%

Debt (excluding unamortized debt discount)	$1,958,000		$3,183,000		-38%

As of December 31, 2009, we had cash and cash equivalents of $449,000, representing an 410% increase over our December 31, 2008 cash position. As discussed below, the increase in the Company’s cash position was primarily due to funds received from the issuance of equity offset by use of cash from operations.

Operating Cash Flow – During 2009, the Company used approximately $1.6 million of cash for operations, a 33% decrease in its use of cash for operations compared to 2008, which generally reflected the Company’s increase in sales and the significant decrease in operating costs that the Company achieved during the year. Specifically, the Company realized the benefits of significant cost reductions that it initiated in 2008 and early 2009. In addition, during the fourth quarter of 2009, the Company received $412,000 from a New York State Qualified Emerging Technology Company tax refund that significantly improved the Company’s 2009 operating cash flow. The Company used a portion of its cash to improve its working capital position to negative $818,000 from negative $1,481,000 at December 31, 2008.

Investing Cash Flow - During 2009, the Company used approximately $108,000 for investing activities. Specifically, the Company used $63,000 for capital equipment at its commercial printing plant and plastic printing plants, respectively, along with approximately $176,000 for payments for patent application fees. These expenditures were offset by the release of $131,000 from restricted cash. The Company does not have any material commitments for capital expenditures as of December 31, 2009, other than operating leases for certain equipment for its newly acquired commercial printing operation.

Financing Cash Flows – During 2009, the Company significantly improved its financial position by refinancing $1,350,000 of its shorter –term debt into longer term debt, raising $1.4 million in equity through the private placement of its common shares, and converting $2,000,000 in debt to equity. As of December 31, 2009, the Company had debt of $1,958,000, all of which is due on various date in 2012.

Future Capital Needs – The Company expects to use its existing cash to support its operations and its efforts to achieve consistent positive cash flow from operations.  On February 12, 2010, the Company obtained $1,500,000 in secured debt and a $1,000,000 revolving line of credit in conjunction with its acquisition of Premier Packaging Corp.  This acquisition, while adding to the Company’s debt levels, is expected to improve the Company’s operating cash flow in 2010 and beyond by adding a business that has historically generated positive cash flows, as well as by creating opportunities by integrating that business with existing product lines.   During 2009, the Company raised approximately $1.4 million in net proceeds from the issuance of its Common Stock in private placements to accredited investors.   Furthermore, as of December 31, 2009, the Company has approximately $449,000 in cash, $417,000 available to it under one credit facility and up to $1,000,000 available under a credit line at its Premier Packaging subsidiary acquired in 2010.  In February 2010, the Company raised approximately $1.1 million through the exercise of warrants and sale of shares of common stock through private placements.  The Company used approximately $600,000 of these funds towards the acquisition of Premier Packaging Corp. The remainder is available for working capital requirements.  At its current revenue levels and with the impact of the Company’s acquisition of Premier Packaging in February 2010, the Company expects its use of cash for operations to reduce during 2010 from the 2009 levels, and is striving to reach and maintain positive operating cash flows on a consistent basis in 2010, although there is no guarantee the Company will be able to do so.   The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines.  If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2009 or 2008 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statements for the fiscal year ended December 31, 2009 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, stock based compensation valuations, the valuation of intangible assets, and allocation of assets in business combinations. Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Long Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. The Company has three reporting units based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments.  Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of each of our reportable business unit using a discounted cash flow methodology and then compare the fair values to the carrying values of each reportable business unit. The current Carrying value of goodwill of Document Security Systems is $631,000 with estimated discounted cash flow of $12,930,000 which includes projected cash flows from operations and estimated cash flow from successful results in infringement suits. The current carrying value of goodwill of Plastic Printing Professionals is $685,000 with an estimated discounted cash flow of $1,160,000 based on projected cash flows from operations. As of December 31, 2009, the 2009 annual testing date, the Company’s market capitalization was approximately $40 million compared to stockholders’ equity of $2.2 million. We have determined that a 10% decrease in the fair value of any one of our reporting units as of December 31, 2009 would have no impact on the carrying value of our goodwill. Though we believe our estimates are reasonable, these fair values require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Other Intangible Assets and Patent Defense Costs

Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.  External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome, in accordance to guidance provided by FASB Concept Statement No. 6 and related guidance in AICPA Technical Questions and Answers, Section 2260, Other Assets, paragraph .03, “Legal Expenses Incurred to Defend Patent Infringement Suit”. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful.   The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful.     The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs.    Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis.   The Company amortizes its other intangible assets over their estimated useful lives.  Patents are amortized over the remaining legal life, up to 20 years.  Intangible asset amortization expense is generally classified as an operating expense.  The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process.   The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product.  To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

In December 2008, the Company recorded an impairment $361,000 for this license agreement the Company had acquired in 2006 for RSS Barcodes for which the Company assessed that the probable future cash flows derived from the license did not support the net carrying value of the license as of December 31, 2008.

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Paten 455750B1 in the UK was not successful. As a result of the adverse court decision, the Company recognized an impairment loss of $292,000 associated with the costs directly related to the UK appeal. The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees. In January 2009, the Company received a formal request for the fee reimbursement from the ECB of $420,000 in addition to the amounts already paid by the Company. The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request, however, the Company recorded $145,000 as additional accrued expenses and an impairment loss as of December 31, 2008. On July 31, 2009, the UK court made the final assessment of costs for the UK patent validity case due from the Company to the ECB of ₤356,490, of which the Company has paid ₤332,000 pounds through December 31, 2009 and owes approximately ₤25,000 ($40,000 as of December 31, 2009), which amount was included in accrued expenses as of December 31, 2009.

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

As of December 31, 2009, the Company had a net carrying value of approximately $1,589,000 of other intangible assets and patent defense costs of which $134,000 was acquired intangibles, $851,000 was patent acquisition and defense costs and $604,000 was patent application costs. The estimated cash flow that support the carrying values of these assets are derived at the reporting unit level, except for patent defense costs which are only supported by the estimated cash flow from successful results in infringement suits, if any.

Conventional Convertible Debt

When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any embedded or detachable free standing instruments that are included, such as common stock warrants. We record a BCF as a debt discount pursuant to ASC Topic 470-20, formerly EITF Issue No. 98-5 (EITF 98-05"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s) ." In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method.

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

Share-Based Payments

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	2009		2008

Volatility	54.7%		53.6%
Expected option term	3.9	years	3.3	years
Risk-free interest rate	2.30%		3.09%
Expected forfeiture rate	0.0%		0.0%
Expected dividend yield	0.0%		0.0%

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. FASB ASC 740 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis an valuation allowances are provided or released, as necessary. Since the Company has had cumulative losses in recent years, the accounting guidance suggest that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2009 and 2008, the Company has elected to record a valuation allowance to reduce net deferred tax assets to zero.

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

Investment Valuation and Deconsolidation

On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of the Internet Media Services, Inc. The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold. Management determined that the transaction did not qualify as a non-monetary exchange due to the exception noted in ASC 845-10 ( [ A transfer of assets to an entity in exchange for an equity interest in that entity). Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services, Inc. or a 37% interest) and the carrying value of the assets and liabilities sold. Given that the consideration received is not readily measurable because of the lack of activity in Internet Media Services, Inc. prior to the transaction, the Company determined that the value of the “business transferred” is more readily measurable. The Company determined the fair market value of the business transferred based on a discounted cash flow model. The Company is recording the equity method investment at fair value. Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary. If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill. Investors shall not amortize goodwill associated with equity method investments after the date ASC 350/Statement No. 142, Goodwill and Other Intangible Assets, is initially applied by the entity in its entirety. The Company has determined that given the lack of activity in Internet Media Services, Inc. prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill. The Company is continuing to report the activity in operating loss and not breaking out and reporting it as discontinued operations because the operations and cash flows of the component have not been eliminated from the ongoing operations of the entity as a result of the equity method investment and because the Company will have significant continuing involvement in the operations of Internet Media Services, Inc. after the disposal transaction because of the ownership percentage and the board representation.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2009 and 2008 follow Item 14, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2009, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2009. To the best of their knowledge, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective. During 2009 we had one person on staff that performs nearly all aspects of our external financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the external financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documentation. In addition, during the preparation of our annual consolidated financial statements, we determined that certain key assumptions and calculations used in the future cash flow analysis supporting our asset impairment tests required editing after submission to our auditors. These edits did not result in audit adjustments to our December 31, 2009 consolidated financial statements. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles were ineffective. Specifically, during the course of the quarterly interim reviews and the annual audit, audit adjustments were made to correct the recorded amounts for certain deconsolidation, and debt and equity based transactions, including the resulting impact on out income tax provision, as well as required disclosures based on the misapplication of GAAP by the Company that would have resulted in a material misstatement of our financial statements.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been a number of changes made to our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during 2009. Specifically, the Company added one divisional controller as the result of the Company’s acquisition of a commercial printing. The Company began implement a new accounting and estimating system at its printing division in order to improve the efficiency and effectiveness of reporting and workflow at that operation. After which, the Company expects to utilize the financial resources that become available after the system implementation to improve its areas of deficiency in the financial reporting process.

PART III

 ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated by reference herein.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated by reference herein.

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated by reference herein.

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

10.14	Form of Licensing and Marketing Agreement between Registrant and Boise White Paper LLC dated January 19, 2005. (redacted version)
10.15	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Net Interest Holders. (filed as Exhibit 10.1 to form 8-K dated February 25, 2005)*
10.16	Form of Surrender and Assignment Agreement dated as of February 25, 2005 between Registrant and the Gross Interest Holders (filed as Exhibit 10.2 to Form 8-K dated February 25, 2005)*
10.17	Agreement of Sublease dated May 2004 for the Premises Located at 28 E. Main Street, Rochester, New York (filed as Exhibit 10.1 to Form 10-QSB for the Quarter ended June 30, 2004)*
10.18	Form of Employment Agreement dated as of June 10, 2004 between Registrant and Patrick White (filed as Exhibit 10.2 to Form 10-QSB for the Quarter ended June 30, 2005)*
10.19	Form of Employment Agreement dated as of June 11, 2004 between Registrant and Thomas Wicker (filed as Exhibit 10.26 of 10-KSB for the fiscal year ended December 31, 2004)*
10.20	Form of 2004 Employee Stock Option Plan (filed as Appendix D to Proxy Statement for the Meeting of Stockholders held on December 17, 2004)*
10.21	Form of Non Executive Director Stock Option Plan (filed as Appendix E to Proxy Statement for the Meeting of Stockholders held on December 17, 2004)*
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

10.28	Form of Common Stock Purchase Warrant granted pursuant to a Private Placement (filed as Exhibit 4.1 to Form 8-K/A dated December 27, 2006)*
10.29	Limited Exclusive Patent License Agreement dated December 29, 2006 between the Registrant and Ergonomic Group, Inc. (filed as exhibit 10.31 to Form 10-Q for the quarter ended June 30, 2007)*

10.30	Letter Agreement dated June 11, 2007 between the Registrant and International Barcode Corporation (BTI) (filed as exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2007)*
10.31	License and Distribution Agreement dated June 27, 2007 by and between the Registrant and Cultura Interactiva S.A. de C.V. (filed as exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2007)*
10.32	Credit Facility Agreement, dated January 4, 2008, between the Registrant and Fagenson & Co., Inc., as Agent
10.33	Security Agreement, dated January 4, 2008, between the Registrant and Fagenson & Co., Inc., as Agent
10.34	Form of Secured Promissory Note between the Registrant and Fagenson & Co., Inc., as Agent
10.35	Credit Facility Agreement, dated January 4, 2008, between the Registrant and Patrick White
10.36	Security Agreement, dated January 4, 2008, between the Registrant and Patrick White
10.37	Form of Secured Promissory Note between the Registrant and Patrick White
10.38	Agreement, dated April 11, 2008, between the Registrant and Ergonomic Group (filed as exhibit 10.1 to Form 8-K dated April 11, 2008)*
10.39	Credit Facility Note, dated May 7, 2008, between the Registrant and Taiko III Corp. (filed as exhibit 10.1 to Form 8-K dated May 7, 2008)*
10.40	Confidential Separation Agreement and General Release, dated May 10, 2008, between Peter Ettinger and the Company (filed as exhibit 10.1 to Form 8-K dated May 10, 2008)*
10.41	Consulting Agreement, dated May 12, 2008, between Peter Ettinger and the Company (filed as exhibit 10.2 to Form 8-K dated May 10, 2008)*
10.42	Share Purchase Agreement, dated as of June 25, 2008, between the Registrant and Walton Invesco Inc. (filed as exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*
10.43	Share Purchase Agreement, dated as of June 25, 2008, between the Registrant and Walton Invesco Inc. (filed as exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.44	Asset Purchase Agreement, dated as of November 6, 2008, among Secuprint Inc., DPI of Rochester, LLC, James Stanley and Matthew Kellman (filed as exhibit 10.1 to Form 8-K dated November 6, 2008)*
10.45	Agreement, dated August 20, 2008, between Document Security Systems, Inc. and Trebuchet Capital Partners, LLC (filed as exhibit 10.1 to Form 10-Q for the quarter ending September 30, 2008)*
10.46	Warrant, dated December 18, 2008, of Document Security Systems, Inc. issued to Baum Capital Investments Inc. (filed as exhibit 4.1 to Form 8-K dated December 22, 2008)*
10.47
Secured Promissory Note, dated December 18, 2008, between Document Security Systems, Inc. , Secuprint Inc. and Baum Capital Investments Inc. (filed as exhibit 10.2 to Form 8-K dated December 22, 2008)*

10.48	Security Agreement, dated December 18, 2008, between Secuprint Inc. and Baum Capital Investments Inc. (filed as exhibit 10.3 to Form 8-K dated December 22, 2008)*
10.49
Form of Registration Rights Agreement dated as of May 29, 2009 executed and delivered by Document Security Systems, Inc. and the holders listed therein. (filed as exhibit 10.2 to Form 8-K dated May 29, 2009)*

10.50	Form of Warrant to Purchase Common Stock of Document Security Systems, Inc. dated May 29, 2009.
(filed as exhibit 4.1 to Form 8-K dated May 29, 2009)*
10.51	Form of Subscription Agreement dated as of May 29, 2009 between Document Security Systems, Inc. and the Subscribers. (filed as exhibit 10.1 to Form 8-K dated May 29, 2009)*
10.52	Asset Purchase Agreement between Lester Levin Inc. and Internet Media Services, Inc. dated October 8, 2009. (filed as exhibit 10.1 to Form 8-K dated October 8, 2009)*
10.53
Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Michael Buechler and Manufacturers and Traders Trust Company dated October 8, 2009. (filed as exhibit 10.3 to Form 8-K dated October 8, 2009)*

10.54
Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Manufacturers and Traders Trust Company dated October 8, 2009. (filed as exhibit 10.2 to Form 8-K dated October 8, 2009)*

10.55
Voting Agreement between Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Michael Buechler dated October 8, 2009. (filed as exhibit 10.4 to Form 8-K dated October 8, 2009)*

10.55	$350,000 Convertible Promissory Note dated November 24, 2009. (filed as exhibit 10.1 to Form 8-K dated December 15, 2009)*
10.56	$575,000 Promissory Note dated November 24, 2009. (filed as exhibit 10.2 to Form 8-K dated December 15, 2009)*
10.57	Form of Letter Agreement dated December 11, 2009. (filed as exhibit 10.3 to Form 8-K dated December 15, 2009)*
10.58	Form of Letter Agreement dated December 11, 2009
10.59	Form of $450,000 Convertible Promissory Note. (filed as exhibit 10.1 to Form 8-K dated December 30, 2009)*

21	Subsidiaries of Registrant
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC
31.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 302
31.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 302
32.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 906
32.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 906

(1) This exhibit contains a redacted copy of the agreement. We have filed a confidentiality request with the Commission with respect to certain portions of the agreement.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Equity	F-5

Notes to the Consolidated Financial Statements	F6 - F30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

FREED MAXICK & BATTAGLIA, CPAs, PC
/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 24, 2010

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$448,895	$87,820
Restricted cash	-	131,004
Accounts receivable, net of allowance of $66,000 ($50,000- 2008)	1,143,939	1,284,208
Inventory	184,174	359,034
Loans to employees	-	67,781
Prepaid expenses and other current assets	91,310	75,066
Total current assets	1,868,318	2,004,913

Fixed assets, net	1,286,226	1,517,357
Other assets	305,507	264,529
Investment	350,000	-
Goodwill	1,315,721	1,396,734
Other intangible assets, net	1,588,969	2,873,789

Total assets	$6,714,741	$8,057,322

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,673,901	$1,411,942
Accrued expenses & other current liabilities	909,432	1,312,745
Deferred revenue & customer deposits	25,163	30,193
Short-term debt, net of unamortized discount of $247,000 -2008	-	652,511
Current portion of capital lease obligations	78,167	78,367

Total current liabilities	2,686,663	3,485,758

Revolving notes from related parties	583,000	2,283,000
Long term debt, net of unamortized discount of $420,000 ($0 -2008)	954,616	-
Capital lease obligations	182,424	210,365
Deferred tax liability	70,830	51,878

Commitments and contingencies (see Note 13)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 16,397,887 shares issued and outstanding (14,369,764 in 2008) (325,000 subscribed in 2008)	327,957	287,395
Additional paid-in capital	38,399,033	35,538,695
Common stock subscriptions receivable	-	(1,300,000)
Accumulated deficit	(36,489,782)	(32,499,769)
Total stockholders' equity	2,237,208	2,026,321
Total liabilities and stockholders' equity	$6,714,741	$8,057,322

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2009	2008
Revenue
Security and commercial printing	$8,773,131	$4,386,552
Technology license royalties and digital solutions	783,453	1,646,648
Legal products	355,107	609,807

Total Revenue	9,911,691	6,643,007

Costs of revenue
Security and commercial printing	6,063,479	2,663,309
Technology license royalties and digital solutions	14,028	14,028
Legal products	178,892	351,769
Total costs of revenue	6,256,399	3,029,106

Gross profit	3,655,292	3,613,901

Operating expenses:
Selling, general and administrative	5,733,908	7,431,313
Research and development	291,538	432,550
Impairment of patent defense costs and other intangible assets	-	797,143
Amortization of intangibles	1,342,105	1,972,233

Operating expenses	7,367,551	10,633,239

Operating loss	(3,712,259)	(7,019,338)

Other income (expense):
Interest income	18,140	658
Gain (loss) on foreign currency transactions	15,050	(59,094)
Interest expense	(258,918)	(136,306)
Amortizaton of note discount	(250,102)	(8,227)
Loss on sale of patent assets	-	(1,169,947)
Gain on deconsolidation of Legalstore.com division	25,755	-
Litigation settlements	(115,101)	126,073
Registration rights penalties	(109,464)	-
Other income	415,838	-

Loss before income taxes	(3,971,061)	(8,266,181)

Income tax expense	18,952	18,961

Net loss	$(3,990,013)	$(8,285,142)

Net loss per share -basic and diluted:	$(0.27)	$(0.59)

Weighted average common shares outstanding, basic and diluted	14,700,453	14,002,034

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2009	2008
Cash flows from operating activities:
Net loss	$(3,990,013)	$(8,285,142)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,661,522	2,288,061
Stock based compensation	67,709	1,747,368
Stock based payments for legal settlements	115,101	-
Warrants issuable for registration rights penalty	109,464	-
Impairment of patent defense costs and other intangible assets	-	797,143
Amortization of note discount	250,102	8,227
Gain on deconsolidation of division	(25,755)
Loss of sale of patent assets	-	1,169,947
Decrease in restricted cash for foreign currency loss	-	46,341
(Increase) decrease in assets:
Accounts receivable	109,108	209,399
Inventory	73,849	(32,342)
Prepaid expenses and other assets	(81,547)	(36,653)
Increase (decrease) in liabilities:
Accounts payable	276,070	31,096
Accrued expenses and other liabilities	(155,681)	383,884
Deferred revenue and customer deposits	(5,030)	(718,100)
Net cash used by operating activities	(1,595,101)	(2,390,771)

Cash flows from investing activities:
Purchase of fixed assets	(62,522)	(334,800)
Decrease in restricted cash	131,004	-
Acquisition of business	-	(1,082,537)
Proceeds from the sale of patent assets	-	500,000
Purchase of other intangible assets	(176,083)	(1,348,666)
Net cash used by investing activities	(107,601)	(2,266,003)

Cash flows from financing activities:
Borrowing on revolving note- related parties	1,030,000	1,983,000
Repayment on revolving note- related parties	(730,000)	-
Borrowings on short-term credit facility	-	500,000
Repayment on short-term credit facility	-	(500,000)
Borrowings on short- term debt	-	900,000
Payments on short-term debt	(900,000)	-
Borrowings on long-term debt	575,000	-
Borrowings on long-term convertible notes	800,000	-
Payments of capital lease obligations	(86,124)	(86,037)
Issuance of common stock, net	1,374,901	1,205,163
Net cash provided by financing activities	2,063,777	4,002,126

Net increase (decrease) in cash and cash equivalents	361,075	(654,648)
Cash and cash equivalents beginning of period	87,820	742,468

Cash and cash equivalents end of period	$448,895	$87,820

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-	Subscriptions	Accumulated
	Shares	Amount	in Capital	Receivable	Deficit	Total

Balance, December 31, 2007	13,654,364	$273,087	$31,298,571	$-	$(24,214,627)	$7,357,031

Shares issued upon the exercise of warrants and options	50,000	1,000	99,000	-	-	100,000
Stock based payments	65,400	1,308	1,497,407	-	-	1,498,715
Warrants issued with debt	-	-	255,717	-	-	255,717
Issuance of common stock, net	600,000	12,000	2,388,000	(1,300,000)	-	1,100,000
Net Loss	-	-	-	-	(8,285,142)	(8,285,142)

Balance, December 31, 2008	14,369,764	$287,395	$35,538,695	$(1,300,000)	$(32,499,769)	$2,026,321

Issuance of common stock, net	1,010,000	20,200	1,354,702	-	-	1,374,902
Conversion of debt to equity	1,250,000	25,000	1,975,000	-		2,000,000
Discount on debt and beneficial conversion features			422,997	-		422,997
Stock based payments	93,123	1,862	401,139	-	-	403,001
Cancellation of subscribed shares	(325,000)	(6,500)	(1,293,500)	1,300,000		-
Net Loss				-	(3,990,013)	(3,990,013)

Balance, December 31, 2009	16,397,887	$327,957	$38,399,033	$-	$(36,489,782)	$2,237,208

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), a New York corporation, and its subsidiaries, primarily operates in the security and commercial printing markets. The Company develops, patents, markets produces and licenses technology that prevents documents from unauthorized copying, scanning and counterfeiting. The Company also provides commercial print services for high quality documents produced on offset and digital presses, along with plastic documents and ID’s that include embedded electronics, such as RFID (Radio Frequency Identification) and variable data magnetic strips. The Company’s customers include governments, law enforcement agencies, security printers, check and forms printers and corporations.

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

Restricted Cash - In July 2007, the Company established a restricted cash balance of 87,500 British pounds, as collateral for a deed of guarantee that was required by the English Court of Appeals in order for the Company to pursue an appeal in that court. On March 19, 2008, the Company was notified that its appeal was denied and that the Company owed the European Central Bank, the successful party in the appeal, the 87,500 British pounds. Final assessment by the Court was made on July 31, 2009 and in August 2009, the funds were used to pay a portion of the appeal costs owed by the Company.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At December 31, 2009 the Company established a reserve for doubtful accounts of approximately $66,000 ($50,000 – 2008). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, and legal supplies held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Fixed Assets - Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2009 was approximately $319,000 ($316,000- 2008).

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of the Internet Media Services, Inc. The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold. Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services, Inc. or a 37% interest) and the carrying value of the assets and liabilities sold. Given that the consideration received is not readily measurable because of the lack of activity in Internet Media Services, Inc. prior to the transaction, the Company determined that the value of the “business transferred” is more readily measurable. The Company determined the fair market value of the business transferred based on a discounted cash flow model. Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary. If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill. Investors shall not amortize goodwill associated with equity method investments after the date ASC 350/Statement No. 142, Goodwill and Other Intangible Assets, is initially applied by the entity in its entirety. The Company has determined that given the lack of activity in Internet Media Services, Inc. prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill which difference amounted to approximately $243,000 at December 31, 2009. For the period from October 9, 2009 through December 31, 2009, the Company’s equity in the earnings of Internet Media Services was di minimus and not recorded by the Company. The total assets and liabilities of Internet Media Services, Inc. as of December 31, 2009 amounted to approximately $350,000 and $60,000, respectively. (See Note 8)

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. The Company has three reporting units based on the current structure. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performs annual assessments and has determined that no impairment is necessary

Other Intangible Assets, Patent Defense Costs and Patent Application Costs– Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies and a customer list obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome, in accordance to guidance provided by FASB Concept Statement No. 6 and related guidance in AICPA Technical Questions and Answers, Section 2260, Other Assets, paragraph .03, “Legal Expenses Incurred to Defend Patent Infringement Suit”. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful. The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful. The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs. Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

Impairment of Long-Lived Assets - The Company accounts for long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. In December 2008, the Company recorded an impairment $361,000 for a license agreement the Company had acquired in 2006 for which the Company assessed that the probable future cash flows expected to be derived from the license did not support the net carrying value of the license as of December 31, 2008. (See Note 5)

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The carrying amounts reported in the balance sheet as of December 31, 2009 of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Conventional Convertible Debt -When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants. We record a BCF as a debt discount pursuant to ASC Topic 470-20, formerly EITF Issue No. 98-5 (EITF 98-05"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s)". In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method.

Share-Based Payments - Compensation cost for stock awards are measured at fair value and recognize compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services follows the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Revenue Recognition - Sales of security and commercial printing products, and legal products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

For digital solutions sales, revenue is recognized in accordance with authoritative guidance on software revenue recognition. Accordingly, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable (4) the collection of our fees is reasonably assured.

The Company recognizes revenue from technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

Advertising Costs– Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were $23,000 in 2009 ($42,000 – 2008).

Research and Development– Research and development costs are expensed as incurred.

Foreign Currency-. Net gains and losses resulting from transactions denominated in foreign currency are recorded as other income or loss.

Income Taxes - The Company recognizes estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense.

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflects the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the years ended December 31, 2009 and 2008, there were up to 2,652,886 and 1,868,063, respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective years. From January 1, 2010 to March 19, 2010 , the Company issued a total of 1,277,437 shares of common stock that will dilute future earnings of the Company, consisting of 735,437 shares that were issued in conjunction with the acquisition of Premier Packaging (See Note 16), 304,000 share issued for the exercise of warrants, 200,000 shares issued for private placements, and 38,000 shares issued for payments. In addition, the Company issued 150,000 options to employees during this period that could potentially dilute basic earnings per share in the future.

Concentration of Credit Risk - The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2009, two customers accounted for 19% and 12% of the Company’s total revenue from continuing operations, respectively. As of December 31, 2009, two customers’ account receivable balance accounted for 21% and 17% of the Company’s trade accounts receivable balance, respectively. During 2008, two customers accounted for 11% and 10% of the Company’s total revenue from continuing operations, respectively. As of December 31, 2008, one customer account receivable balance that was acquired as part of the Company’s acquisition of the assets of a commercial printer in December 2008, accounted for 42% of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Continuing Operations - The Company has incurred significant net losses in previous years. The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines. If the Company cannot generate sufficient cash from its operations as of December 31, 2009, the Company has approximately $449,000 in cash and $417,000 available to it under one credit facility.  In February 2010, the Company raised approximately $1.1 million through the exercise of warrants and sale of shares of common stock through private placements.  The Company used approximately $600,000 of these funds towards the acquisition of Premier Packaging Corp. The remainder is available for working capital requirements together with up to $1,000,000 available under a credit line at its Premier Packaging, subsidiary acquired in 2010. (See Note 16). Further, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, which although there can be no assurances, management feels that sources for these additional funds will be available through either current or future investors.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), now ASC 855, to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. SFAS No. 165 requires the evaluation of subsequent events through the date the financial statements are issued and the disclosure of the date through which subsequent events were evaluated and the basis for that date. This statement is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the requirements of SFAS No. 165 for the period ending June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial position, results of operations or cash flows. (See Note 16).

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

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption on the consolidated financial position, results of operations and cash flows.

NOTE 3. – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2009	2008

Finished Goods	$38,093	$137,972
Work in process	58,493	120,713
Raw Materials	87,588	100,349

	$184,174	$359,034

NOTE 4. - FIXED ASSETS

  Fixed assets consisted of the following at December 31:

		2009		2008
	Estimated Useful Life	Purchased	Under Capital Leases	Purchased	Under Capital Leases

Machinery & equipment	5-7 years	$752,387	$547,936	$770,672	$484,936
Leasehold improvements	up to 13 years (1)	735,434	-	727,339	-
Furniture & fixtures	7 years	70,209	0	90,952	-
Software & websites	3 years	270,725	-	258,744	-

Total cost		$1,828,755	$547,936	$1,847,707	$484,936
Less accumulated depreciation		809,082	281,383	610,267	205,019

Net		$1,019,673	$266,553	$1,237,440	$279,917

(1) Expiration of lease term

NOTE 5. - INTANGIBLE ASSETS

Goodwill - The Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. As of December 31, 2009, the Company had goodwill of approximately $1,316,000 attributable to the document security products and printing segment. There was no goodwill recorded by the Company as a result of the acquisition of substantially all of the assets of DPI of Rochester, LLC in December 2008. In October 2009, we sold the assets and liabilities associated with our Legalstore.com business in exchange for common stock of Internet Media Services, Inc.. The sale included goodwill with a net book value of approximately $81,000.

Other Intangible Assets - Other intangible assets are comprised of the following at December 31:

		2009			2008
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Royalty rights	5 years	$90,000	$90,000	$-	$90,000	$90,000	$-
Acquired intangibles	5 years	666,300	532,285	134,015	666,300	405,424	260,876
Patent acquisition and defense costs	Varied (1)	4,729,889	3,879,341	850,548	4,729,889	2,732,422	1,997,467
Patent application costs	Varied (2)	776,159	171,753	604,406	718,875	103,429	615,446

		$6,262,348	$4,673,379	$1,588,969	$6,205,064	$3,331,275	$2,873,789

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of December 31, 2009 the weighted average remaining useful life of these assets in service was 1.1 years.

(2)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of December 31, 2009 the weighted average remaining useful life of these assets in service was 13.6 years.

Actual amortization for 2009 and 2008 and expected amortization for each of the next five years is as follows:

2008 Actual		$1,972,000
2009 Actual		$1,342,000

Expected	2010	$641,185
	2011	426,781
	2012	39,845
	2013	39,845
	2014	39,845
	Thereafter	401,468
		$1,588,969

Acquired Intangible Assets - In February 2006, the Company acquired intangible assets associated with its acquisitions of the assets of Plastic Printing Professional. These intangible assets were valued at $625,000 by an independent valuation firm and consist of customer lists, trade name and brand, and a non-compete agreement.

In June 2007, the Company entered into an agreement with International Barcode Technologies, also known as BTI, to extend the expiration date of warrants to purchase 500,000 shares of common stock of the Company at a purchase price of $10.00 per share from June 16, 2007 to December 31, 2007. In exchange, BTI agreed to provide the Company with a five year non-exclusive license to market and produce BTI’s advanced barcode technologies in the United States. The value of the extension of the warrant was determined to be approximately $521,000 using the Black-Scholes option pricing model. This amount was recorded as an other intangible asset and was being amortized over the expected useful life of the license agreement of five years. In December 2008, the Company recorded an impairment of $361,000 when the Company assessed that the probable future cash flows expected to be derived from the license did not support the net carrying value of the license as of December 31, 2008.

Patent Acquisition and Defense Costs- Included in the Company’s capitalized patent defense costs are costs associated with the acquisition of certain rights associated with patents that the Company is defending. In December 2004, the Company entered into an agreement with the Wicker Family in which Document Security Systems obtained the legal ownership of technology (including patent ownership rights) previously held by the Wicker Family. At that time, the agreement with the Wicker Family provided that the Company would retain 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker patents that Document Security Systems chooses to pursue. The Wicker Family was to receive the remaining 30% of such economic benefit. In February 2005, the Company further consolidated its ownership of the Wicker Family based patents and its rights to the economic benefit of infringement settlements when the Company purchased economic interests and legal ownership from approximately 45 persons and entities that had purchased various rights in Wicker Family technologies over several decades. The Company issued an aggregate of 541,460 shares of its Common Stock for the rights of the interest holders and secured 100% ownership of a US Patent and approximately 16% of additional economic rights to settlements with infringers of the Wicker Family’s foreign patents. The value of the shares of Common Stock was determined based upon the closing price of the shares of the Company’s Common Stock on the American Stock Exchange on February 15, 2005 of $7.25 per share was, $ 3,905,672 net of expenses. As of December 31, 2009, the net unamortized balance of acquired patent assets was $757,000.

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

The most significant events in the case since it was filed have been the challenges of patent validity by the ECB.  The Company believes that the ECB’s challenge of patent validity represents the biggest hurdle to a successful outcome.  To date, there have been four adverse rulings and two positive rulings in regard to the patent’s validity.   The Company believes that the European court system for patent disputes is unique since it separates jurisdiction to its member states despite having a unified patent application and approval system.  As a case in point, on March 26, 2007, the Company’s patent was deemed invalid in the United Kingdom and then on the immediately following day, on March 27, 2007, the Company’s patent was ruled as valid in Germany.   In addition, on January 9, 2008 the French Court held that the patent was invalid in France for the same reasons given by the English Court.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.   On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French Courts.

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

If a patent is determined to be invalid in a jurisdiction, as has occurred in the United Kingdom, France, Belgium and Austria, then all appeal costs and other costs associated with the loss such as court and opposition fees awarded are expensed as incurred in the period in which the amount is determined.

On March 19, 2008, the Company received notification that its appeal of the invalidation of its European Paten 455750B1 in the UK was not successful.  As a result of the adverse court decision, the Company recognized an impairment loss of $292,000 during 2008 associated with the costs directly related to the UK appeal.  The impairment loss includes a judgment for reimbursement of estimated counterpart legal fees.  In January 2009, the Company received a formal request for the fee reimbursement from the ECB of $420,000 in addition to the amounts already paid by the Company.   The Company hired an independent firm to assist the Company in reducing or eliminating the ECB’s fees request, however, the Company recorded $145,000 as additional accrued expenses and an impairment loss as of December 31, 2008.   On July 31, 2009, the UK court made the final assessment of costs for the UK patent validity case due from the Company to the ECB of ₤356,490, of which the Company has paid ₤332,000 through December 31, 2009 and owes approximately ₤25,000 ($40,000 as of December 31, 2009), which amount was included in accrued expenses as of December 31, 2009.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”)  under which Trebuchet has agreed to pay substantially all of the litigation costs associated with pending validity proceedings initiated by the European Central Bank (“ECB”) in eight European countries relating to the Company’s European Patent 0 455 750B1 that the Company  has claimed the ECB infringed in printing of the Euro currency (the “Patent”). Trebuchet also agreed to pay substantially all of the litigation costs associated with future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement. Under the terms of the Agreement, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions. Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent.  Trebuchet will receive 50% of all proceeds from any judgments, settlements, licenses or other forms of payment received as a result of any litigation.   Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for proceeds of $500,000,   As a result, the Company recognized a loss on sale of patent assets of approximately $1,170,000 as of December 31, 2008.

As of December 31, 2009, the net unamortized balance of the Company’s capitalized patent defense costs was approximately $93,000.

Patent Application Costs - On an ongoing basis, the Company submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT).   The Company capitalizes these costs and amortizes them over the patents’ estimated useful life.

NOTE 6. –  SHORT TERM AND LONG TERM DEBT

Long Term Revolving Notes- Related Parties -On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company could borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement has annual interest rate of 2% above LIBOR and is secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  On December 11, 2009, the Company entered into a Letter Agreement with the lenders for the conversion of $2,000,000 of debt owed under the Credit Facility into 1,250,000 shares of Document Security Systems Common Stock.   In addition, the parties amended the Credit Facility to allow for a maximum borrowing of up to $1,000,000 and extended the due date to January 4, 2012. As of December 31, 2009, the Company had outstanding $583,000 under the Fagenson Credit Agreement.    Under the terms of the agreement the Company is required to comply with various covenants.  As of December 31, 2009, the Company was in default of the agreement due to a failure to pay interest when due.  Fagenson and Co. has waived the defaults through January 1, 2011.

On January 4, 2008, the Company also entered into a Credit Facility Agreement with Patrick White, the Company's Chief Executive Officer and a member of the Board of Directors.  Under the White Credit Agreement, the Company could borrow up to $600,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the White Credit Agreement will have an annual interest rate of 2% above LIBOR.  On December 30, 2009, the Company used the proceeds from a $450,000 Convertible Note to pay in full the $450,000 due under the White Credit Agreement.

Interest expense for the two revolving notes for the years ended December 31, 2009 and 2008 was $106,000 and $82,000, respectively, of which $152,000 for the Fagenson and Company Note is included in accrued expenses as of December 31, 2009 ($54,000 -2008).

Notes Payable- On May 7, 2008 the Company entered into a $500,000 unsecured credit facility with Taiko III Corp to fund the Company’s ongoing patent infringement and related lawsuits against the European Central Bank.  Interest accrued on the unpaid principal amount at a 6% annual rate.   On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC, which, among other things, called for Trebuchet to pay the Company $500,000, which the Company used to pay in full the Company’s existing obligation owed to Taiko III Corp.

On December 18, 2008, the Company’s wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.)  entered a Secured Promissory Note with Baum Capital Investments Inc. in the principal amount of up to $900,000 to pay for most of the cash portion of the purchase price of the Company’s acquisition of substantially all of the assets of DPI of Rochester, LLC.  The Secured Promissory Note had a one-year term, and was secured by all of the assets of DPI Secuprint with an annual interest rate of 15% that was reduced to 12% after certain conditions were met.    In conjunction with the Note, the Company issued warrants to purchase up to a total of 250,000 shares of the Company’s common stock at an average price of $2.00 per share.    The warrants are exercisable on February 16, 2009 and expire on December 17, 2013. The fair value of the warrants of approximately $256,000 was determined using the Black Scholes option pricing model, and was recorded as discount on debt and will be amortized over the term of the Note.

On December 9, 2009, the Company used the proceeds from a $350,000 Convertible Note and a $575,000 Promissory Note, respectively, to pay in full the $900,000 Baum Note.   The $350,000 Convertible Note matures November 24, 2012, accrues interest at 10%, payable quarterly, and is convertible into up to 218,750 shares of Document Security Systems Common Stock.  The $575,000 Promissory Note matures November 24, 2012 and accrues interest at 10%, payable quarterly.   Both Notes are secured with equal rights by the assets of the Company’s wholly owned subsidiary, DPI Secuprint. In conjunction with the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $94,000 which was recorded as discount on debt and will be amortized over the term of the Note.

On December 30, 2009, the Company used the proceeds from a $450,000 Convertible Note to pay in full $450,000 due under White Credit Facility.   The $450,000 Convertible Note matures June 23, 2012, accrues interest at 8%, payable quarterly, is convertible into up to 260,116 shares of Document Security Systems Common Stock, and is secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, Plastic Printing Professionals and DPI Secuprint.   In conjunction with the Note, the Company issued to the holders of the Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $72,000, which was recorded as discount on debt and will be amortized over the term of the Note.  Furthermore, in conjunction with this convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $257,000, which was recorded as discount on debt and will be amortized over the term of the Note.   In addition, the Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable to the holder of the Convertible Note as a result of the Company’s failure to file a registration statement under the terms of the Note.

All of the obligations outstanding as of December 31, 2009 mature during 2012.

NOTE 7. - STOCKHOLDERS’ EQUITY

Stock Issued in Private Placements  -In June, 2008 the Company entered into two Share Purchase Agreements pursuant to which the Company agreed to sell a total of 500,000 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. Pursuant to the terms of the first Agreement, the Company sold 150,000 shares of Common Stock to the Purchaser for $600,000 payable on June 25, 2008. Pursuant to the terms of the first Agreement, the Purchaser could not sell the 150,000 shares of Common Stock purchased thereunder earlier than June 25, 2009.  Pursuant to the terms of the second Agreement, the Company sold 350,000 shares of Common Stock for $1,400,000, with $100,000 payable on June 25, 2008 and the remaining $1,300,000 payable in six-month installments over a two-year period.  On June 3, 2009, the Company and the purchaser executed a letter agreement terminating the parties' Share Purchase Agreement dated June 25, 2008 and any obligations outstanding thereunder. The first installment of $100,000 was paid.  A second payment installment in the amount of $300,000 was due on December 25, 2008, but was not paid.  As a result, the parties agreed to terminate the Share Purchase Agreement which resulted in the cancellation of 325,000 of the Company’s shares as of June 3, 2009.

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

On October 19, 2009, the Company completed the sale of 17.6 investment units in a private placement pursuant to subscription agreements with three accredited investors dated the same date. Each investment unit is comprised of 6,250 shares of the Company’s common stock and five year warrants to purchase 1,250 shares of common stock at an exercise price of $2.00 per share. In the transaction, the Company sold 17.6 investment units for $10,000 per unit for gross cash proceeds of $176,000, less expenses of $17,600, consisting of 110,000 shares of common stock and warrants to purchase an aggregate of 22,000 shares of common stock. The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $38,000.

Stock Warrants - During 2009, in conjunction with the private placements described above, the Company issued an aggregate of 202,000 warrants to purchase the Company’s shares of Common Stock at an exercise price of $2.00, as described above.  In addition, during 2009, the Company issued to the holders of a Convertible Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.

On October 21, 2009, the Company entered into a consulting agreement with Vertical Innovations and agreed to issue the consultant five year warrants to purchase 50,000 shares of the Company's common stock at $3.00, 100,000 shares of common stock at $3.50 and 50,000 shares of common stock at $4.00.  The Company  estimated the value of these warrants at approximately $258,000 as of December 31, 2009 using the Black-Scholes option pricing model which the Company expects to record the measurement date fair value as expense over a two year period.

On November 19, 2009, the Company entered into an agreement with Baum Capital for which Baum Capital would execute up to an aggregate amount of $275,000 of Letters of Credit on behalf of the Company’s subsidiary, DPI Secuprint, for the extension of credit from certain of DPI Secuprint’s paper vendors.  The Letters of Credit will have a term of twelve months and are secured by the accounts receivable of DPI Secuprint.  In exchange, the Company issued to Baum Capital warrants to purchase 50,000 shares of the Company's common stock at $2.00.  The Company valued these warrants at approximately $56,000 using the Black-Scholes option pricing model which the Company expects to record as expense over a one year period.

On December 7, 2009, the Company reached an agreement to issue 40,000 shares of common stock and 50,000 of common stock warrants for the purchase of common shares at $3.00 per share for a period of three years from November 23, 2009, in connection with the settlement of certain litigation between the Company and the recipients.  The value of the stock amounted to $85,000 based on the closing price the day the agreement was reached.  The fair value of the warrants of approximately $29,500 was determined utilizing the Black Scholes pricing model.  The aggregate cost of approximately $115,000 is recognized in the statement of operations under Litigation Settlements,

During year ended December 31, 2008, the Company received $100,000 in proceeds from the exercise of warrants to purchase 50,000 shares of its common stock.  The Company received no proceeds from the exercise of warrants during 2009.

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

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2009 and 2008 and activity during the years then ended:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	761,032	$8.73	591,093	$10.82

Granted during the year	556,988	$2.63	250,000	$2.00
Exercised	-	$-	(50,000)	$(2.00)
Lapsed	-	$-	(30,061)	$(5.00)

Outstanding at December 31	1,318,020	$6.15	761,032	$8.73

Exercisable at December 31	1,118,020	$6.63	761,032	$8.73

Weighted average months remaining		43.0		44.7

Stock Options - The Company has two stock-based compensation plans.  The 2004 Employees’ Stock Option Plan (the “2004 Plan”) provides for the issuance of up to a total of 1,700,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees and consultants.  Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).  The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. The Non-Executive Director Stock Option Plan (the “Director Plan”) provides for the issuance of up to a total of 200,000 shares of common stock authorized to be issued for options grants for non-executive directors and advisors.  Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors and (b) 5,000 shares of our common stock plus an additional 1,000 shares of our common stock for each year that the applicable director has served on the Board of Directors, up to a maximum of 10,000 shares per year shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director who has not served as a director for the entire year immediately prior to January 2nd shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year.  Both Plans were adopted by the Company’s shareholders.

The following is a summary with respect to options outstanding at December 31, 2009 and 2008 and activity during the years then ended:

	2004 Employee Plan			Non-Executive Director Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at December 31, 2007	617,500	9.70		78,750	$8.78
Granted	83,000	5.01		37,000	6.31
Exercised	-	-		-	-
Forfeited	(37,000)	(8.87)		-	-
Outstanding at December 31, 2008:	663,500	7.27		115,750	7.99
Granted	274,000	4.00		40,000	1.86
Exercised	-	-
Forfeited	(298,500)	(6.37)		(23,750)	(4.59)
Outstanding at December 31, 2009:	639,000	6.29	2.8	132,000	6.74	2.5
Exercisable at December 31, 2009:	336,833	8.16	1.4	92,000	8.86	1.9

Aggregate Intrinsic Value of outstanding options at December 31, 2009	$-			$23,600
Aggregate Intrinsic Value of exercisable options at December 31, 2009	$-			$-

The weighted-average grant date fair value of options granted during the year ended December 31, 2009 was $0.53 ($2.03 -2008). There were no options exercised during the year ended December 31, 2009 or 2008.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	2009		2008

Volatility	54.7%		53.6%
Expected option term	3.9	years	3.3	years
Risk-free interest rate	2.30%		3.09%
Expected forfeiture rate	0.0%		0.0%
Expected dividend yield	0.0%		0.0%

Restricted Stock Issued to Employees – Restricted common stock is issued under the 2004 Plan for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation Committee.  Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant.   The restricted shares issued reduce the amount available under the employee stock option plans.   Compensation cost is recognized only on restricted shares that will ultimately vest.  The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time.   Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period.  An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us.  We have no obligation to repurchase any restricted stock.

The following is a summary of activity of restricted stock during the years ended at December 31, 2009 and 2008:

	Shares	Weighted- average Grant Date Fair Value

Restricted shares outstanding, December 31, 2007	513,323	$12.35
Restricted shares granted	110,592	2.31
Restricted shares vested	(46,134)	(10.49)
Restricted shares forfeited	(250,000)	(12.50)
Restricted shares outstanding, December 31, 2008	327,781	$9.05
Restricted shares granted	-	-
Restricted shares vested	(30,281)	(6.77)
Restricted shares forfeited	(212,500)	(10.05)
Restricted shares outstanding, December 31, 2009	85,000	$7.61

As of December 31, 2009, there are 40,000 unvested restricted shares granted to an employee that vests proratably through December 2013 and 45,000 restricted shares that will vest only upon the occurrence of certain through December 2014 which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $562,500, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of December 31, 2009, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

On May 10, 2008, the Company accelerated the vesting of 33,333 restricted shares and retired 250,000 of unvested restricted stock as the result of a separation agreement with the Company’s former President.    The 33,333 shares of restricted stock, formerly set to vest pro-ratably through June 2009, were accelerated to vest pro-ratably on a monthly basis over a ten-month vesting period ending in March 2009.  As a result of the acceleration of the 33,333 shares of restricted stock, the Company recognized approximately $194,000 of stock based compensation during the year ended December 31, 2008.  (See Note 13)  On December 18, 2008, the Company issued under the 2004 Plan 50,000 restricted shares of the Company’s common stock each to two former employees of DPI of Rochester, LLC, which the Company acquired substantially all of the assets of on that date.  The restricted shares had an aggregated grant date fair value of $210,000 and will vest proratably over five years.

Stock-Based Compensation –Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the year ended December 31, 2009, the Company had stock compensation expense of approximately $292,000 or $0.02 per share ($1,747,000- 2008; $0.12 per share).   As of December 31, 2009, there was approximately $550,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

On August 13, 2008, the Company cancelled 330,500 employee stock options with exercise prices ranging from $6.24 to $12.50, and replaced the cancelled options with 330,500 employee stock options with an exercise price of $6.00.  No other terms of the options were modified.  On the date of grant, the fair market value of the Company’s Common Stock was $5.15.  The repricing was treated as a modification under FAS123R, and resulted in an additional aggregate fair value expense determined using the Black- Scholes option pricing model of approximately $225,000, of which approximately $170,000 was expensed as of the grant date for fully vested options.  The remaining fair value of the modified options is being expensed proratably during the expected vesting period of the options thru 2010.

NOTE 8.  –DECONSOLIDATION OF LEGALSTORE.COM DIVISION

On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (IMS) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company with assets of approximately $252,000 and liabilities of $13,000, in exchange for 7,500,000 shares of common stock of the Internet Media Services, Inc.  The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold.   Management determined that the transaction did not qualify as a non-monetary exchange due to the exception noted in ASC 845-10 (A transfer of assets to an entity in exchange for an equity interest in that entity).  Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40.  Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services, Inc. or a 37% interest) and the carrying value of the assets and liabilities sold.  Given that the consideration received is not readily measurable because of the lack of activity in Internet Media Services, Inc. prior to the transaction, the Company determined that the value of the “business transferred” is more readily measurable.   The Company determined the fair market value of the business transferred based on a discounted cash flow model amounted to $350,000, which resulted in a gain after transaction expenses of approximately $26,000 which is included in the consolidated statement of operations.   The Company is recording the equity method investment at fair value.  Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary.  If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill.  Investors shall not amortize goodwill associated with equity method investments after the date ASC 350/Statement No. 142, Goodwill and Other Intangible Assets, is initially applied by the entity in its entirety.  The Company has determined that given the lack of activity in Internet Media Services, Inc. prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill.  The Company is continuing to report the activity in operating loss and not breaking out and reporting it as discontinued operations because the operations and cash flows of the component have not been eliminated from the ongoing operations of the entity as a result of the equity method investment and because the Company will have significant continuing involvement in the operations of Internet Media Services, Inc. after the disposal transaction because of the ownership percentage and the board representation.

In conjunction with the Asset Purchase Agreement, the Company and Internet Media Services made the followg agreements:

Within 180 days of closing, IMS will file a registration statement on Form S-1 with respect to the IMS Common Stock pursuant to the terms of the Asset Purchase Agreement and Registration Rights Agreement (the “Registration Rights Agreement”) executed by IMS and the Company concurrently with the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, Registration Rights Agreement, and the Stock Pledge and Escrow Agreements executed by IMS’ principal shareholders, IMS, Lester Levin, Inc. and the Company (the “Pledge Agreements”), if IMS fails to secure registration of at least 20% of the IMS Common Stock within 360 days of closing, and to meet certain working capital thresholds contained in the Asset Purchase Agreement, then IMS will be in default. In the event of a default by IMS with respect to the registration of the IMS Common Stock, if IMS has failed to satisfy the working capital requirements provided for in the Asset Purchase Agreement, the Company may take back the collateral, consisting of 12,500,000 shares (an additional 61% of the IMS shares outstanding) of IMS Common Stock owned by the IMS shareholders identified in the Pledge Agreements.  If IMS is in default with respect to the registration of IMS Common Stock, and IMS has satisfied the working capital requirements contained in the Asset Purchase Agreement, the Company may take back the collateral, consisting of 5,250,000 shares (an additional 26% of IMS shares outstanding) of IMS Common Stock owned by the IMS shareholders identified in the Pledge Agreements.  In addition to the Asset Purchase Agreement, the Registration Rights Agreement, and the Pledge Agreements, IMS’ principal shareholders, IMS and the Company entered into a voting agreement (the “Voting Agreement”) whereby the principal shareholders of IMS agreed to vote all IMS Common Stock held by them so as to elect two nominees designated by Lester Levin, Inc. or the Company as members of the IMS Board of Directors.

NOTE 9.  –BUSINESS COMBINATIONS-

On December 18, 2008, the Company” through its wholly owned subsidiary, Secuprint, Inc. (dba DPI Secuprint, Inc.) acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) for approximately $938,000 in cash and $145,000 of expenses, the right to assume certain leases, including the lease on its building, and a contingent payment of up to $50,000 within five years of the acquisition.  The acquisition has been accounted for as a business combination. Under business combination accounting (formerly SFAS141), the total purchase price was allocated to DPI’s net tangible and identifiable intangible assets, if any, based on their estimated fair values as of December 18, 2008 as determined by management.   No goodwill was recorded as a result of the business combination.  The contingent payment of up to $50,000 was considered remote, therefore, future payments made, if any, will be considered additional purchase price when paid.

The allocation of the purchase price and the estimated useful lives associated with the acquired assets is as follows:

		Estimated
	Amount	Useful Life
Accounts receivable	$876,287
Inventory and work in process	67,250
Machinery and equipment	139,000	5 years
Total assets acquired	1,082,537
Liabilities assumed	—
Total preliminary purchase price	$1,082,537

 Set forth below is the unaudited pro forma revenue, operating loss, net loss and loss per share of the Company as if DPI had been acquired by the Company as of January 1, 2008:

Year Ended December 31,
(unaudited)
2008

Revenue	$14,119,500
Gross profit	5,886,063
Net Loss	(8,717,790)
Basic and diluted loss per share	(0.62)

NOTE 10. – OTHER INCOME

The Company received approximately $416,000 in 2009 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax years ended 2005, 2006, and 2007 which the Company received in December, 2009.

In May 2008, the Company was awarded a judgment of approximately $126,000 pursuant to a positive judgement for the Company in its counterclaim the matter “Frank LaLoggia v. Document Security Systems, Inc”, which the Company won in June 2006.  The Company expects to collect the full amount of the judgment.

NOTE 11. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2009	2008
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(1,113,695)	(2,583,341)
State	(265,310)	(616,339)
Total deferred	(1,379,005)	(3,199,680)
Less increase in allowance	1,397,957	3,218,641
Net deferred	18,952	18,961
Total income tax provision	$18,952	$18,961

Individual components of deferred taxes are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$10,330,310	$9,321,843
Depreciation and amortization
Equity issued for services	1,006,186	1,010,084
Other	425,619	104,299
Total	11,762,115	10,436,226
Less valuation allowance	(11,600,983)	(10,342,023)
Gross deferred tax assets	$161,132	$94,203

Deferred tax liabilities:
Goodwill	$69,665	$51,878
Modification of equity awards for licensing agreeement	-	-
Depreciation and amortization	162,297	94,203
Gross deferred tax liabilities	$231,962	$146,081

Net deferred tax liabilities	$(70,830)	$(51,878)

The Company has approximately $28,034,000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income, of which approximately $1,412,000  is subject to change of control limitations that generally restricts the utilization of the NOL per year and $2,400,000 of the NOL will be allocated to contributed capital when subsequently realized.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance accordingly a portion of the net operating loss carryforward, amounting to approximately $990,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of SFAS 123(R), which are not included in the determination of the deferred tax asset above and will be recognized in accordance with SFAS 123(R) and FIN48, when realized for tax purposes.  These carryforwards expire at various dates from 2022 through 2028.   In addition, a portion of the valuation allowance amounting to approximately $318,000 will be recorded as a reduction to additional paid in capital in the event that it is determined that a valuation allowance is no longer considered necessary.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2009	2008

Statutory United States federal rate	34%	34%
State income taxes net of federal benefit	4.4	5
Permanent differences	(3.8)	(0.3)
Change in valuation reserves	(35.1)	(38.9)

Effective tax rate	(0.5)%	(0.2)%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2008	$—
Gross increase for tax positions of prior years	446,000

Unrecognized tax benefits balance at January 1, 2009	$446,000

Unrecognized tax benefits balance at December 31, 2009	$446,000

At December 31, 2009, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2006-2008 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 12. - DEFINED CONTRIBUTION PENSION PLAN

The Company established an Employee savings plan (the “401(k) Plan”) in 2006 which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Employees become eligible to participate in the Plan at the beginning of the following quarter after the employee’s hire date.  Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code.   Company matching contributions are discretionary. Pursuant to the 401(k) Plan, employees may elect to defer a portion of their salary on a pre-tax basis.  During the years ended December 31, 2009 and 2008, the Company did not make any matching contributions.

NOTE 13. – COMMITMENTS AND CONTINGENCIES

Facilities - The Company leases a total of approximately 55,000 square feet of office space for its administrative offices and its printing facilities at a monthly rental aggregating approximately $36,000. The leases expire through July 2014, although renewal options exist to extend lease agreements for up to an additional 60 months.

Equipment Leases  - The Company leases digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months.   The leases expire through March 2016.

A summary of lease commitments at December 31, 2009 are as follows:

		Operating Leases
	Capital Leases	Equipment	Facilities	Total

Payments made in 2009	$123,878	$471,326	$440,575	$911,901

Future minimum lease commitments:
2010	107,052	662,071	434,782	1,096,853
2011	107,052	625,218	467,639	1,092,857
2012	94,453	439,912	355,540	795,452
2013	5,665	296,284	365,366	661,650
2014	-	245,100	153,898	398,998
Thereafter	-	282,750	-	282,750
Total future minimum lease commitments	$314,222	$2,551,335	$1,777,225	$4,328,560

Less amount representing interest	(53,631)
Present value of future minimum lease commitments	260,591

Less current portion	(78,167)

Long term portion	$182,424

Employment agreements - The Company has employment agreements having terms in excess of one year with four members of its management team with terms ranging from three to five years through December 2013. The agreements provide for severance payments of between 12 and 18 months of salary in the event of termination for certain causes. As of December 31, 2009, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $743,000.

In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of June 30, 2009, all 33,333 shares had vested generating gross proceeds of approximately $99,000.  The Company has agreed to issue up to 30,000 shares of stock to pay the remaining amount due of $113,000.  As of December 31, 2009, $74,000 remains due under the agreement and is recorded in accrued expenses as of December 31, 2009.  Any remaining amounts due under the agreement after the shares are issued, if any, can be paid in cash or additional shares.

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

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of December 31, 2009, there have been no settlement amounts related to these agreements.

Legal Proceedings On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until late 2010, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

 On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which the Company has paid  ₤332,000 through December 31, 2009 and owes approximately ₤25,000 (approximately $40,000 as of December 31, 2009), which amount was included in accrued expenses as of December 31, 2009.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($65,000 at December 31, 2009), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before July 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008. The French appeal was heard on December 7, 2009.   On March  20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal will be heard in the Hague on June 2010. On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Costs reimbursements, if any, associated with the Belgium and Austrian validity case are covered under the Trebuchet Agreement as described below.   A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge during 2010 and a hearing in Luxembourg is expected in 2010.

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

The Patent has thus been confirmed to be valid and enforceable in three jurisdictions (Germany, the Netherlands and Spain) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf, to proceed with infringement cases in these countries if we choose to do so.   On February 18, 2010, Trebuchet, on behalf of Document Security Systems, filed an infringement suit in the Netherlands.  The suit is being lodged against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V.; and Koninklijke Joh. Enschede B.V.    The ECB's and the security printers have been notified and the court hearing date is tentatively scheduled for January 21, 2011.

On January 31, 2003, the Company commenced an action, unrelated to the above ECB litigation, entitled New Sky Communications, Inc., As Successor-In-Interest To Thomas M. Wicker, Thomas M.Wicker Enterprises, Inc. and Document Security Consultants V. Adler Technologies, Inc. N/K/A Adlertech International, Inc. and Andrew McTaggert (United States District Court, Western District Of New York Case No.03-Cv-6044t(F)) regarding certain intellectual property in which the Company has an interest.  On December 7, 2009, the Company reached an agreement to terminate all litigation in association with this suit.  In conjunction with that agreement, the Company issued to the opposing parties an aggregate of 40,000 shares of common stock valued at approximately $85,000 and 50,000 of common stock warrants for the purchase of common shares at $3.00 per share valued at approximately $30,000 utilizing the Black Scholes pricing model.  The Company recorded an expense related to the estimated grant date fair value of the shares and warrants issued of approximately $115,000.   In addition, both parties agreed not to compete with certain of the other party’s customers for 7 years.  The Company does not believe that the competition agreement will have a material impact on its business.

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

NOTE 14. - SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$157,000	$69,000

Non-cash investing and financing activities:
Conversion of debt to equity	2,000,000	-
Equity issued for severance agreements	55,000	129,000
Equity issued for prepaid services	56,000	-
Equity issued for to satisfy an obligation	-	94,000
Equipment purchased via capital lease	63,000	-
Deferred tax liability offsetting additional paid in capital	-	(156,000)
Warrants issued with debt	72,000	256,000
Beneficial conversion features of convertible debt	351,000	-
Equity method investment received in exchange for the assets and liabilities of Legalstore.com	350,000	-

NOTE 15. - SEGMENT INFORMATION

The Company's businesses are organized, managed and internally reported as four operating segments.  Each of these operating segments, Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets.  For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment.  A summary of the two segments is as follows:

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

Approximate information concerning the Company’s operations by reportable segment as of and for the year ended December 31, 2009 and 2008 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

		Security and
	Legal	Commercial
2009	Supplies	Printing	Corporate	Total

Revenues from external customers	$355,000	$9,556,000	$-	$9,911,000
Interest Expense and amortization of note discount	-	363,000	146,000	509,000
Stock based payments	-	-	292,000	292,000
Depreciation and amortization	16,000	1,644,000	2,000	1,662,000
Operating (loss) profit	40,000	(2,353,000)	(1,400,000)	(3,713,000)
Capital Expenditures	-	302,000	-	302,000
Identifiable assets	-	6,276,000	439,000	6,715,000

2008

Revenues from external customers	$610,000	$6,033,000	$-	$6,643,000
Interest Expense and amortization of note discount	-	-	145,000	145,000
Stock based payments	-	1,148,000	599,000	1,747,000
Depreciation and amortization	15,000	2,269,000	4,000	2,288,000
Impairment of patent defense costs and other
intangible assets	-	797,000	-	797,000
Loss on sale of patent	-	(1,170,000)	-	(1,170,000)
Operating (loss) profit	(6,000)	(4,709,000)	(2,304,000)	(7,019,000)
Capital Expenditures	12,000	1,669,000	3,000	1,684,000
Identifiable assets	252,000	7,705,000	100,000	8,057,000

International revenue, which consists of sales to customers with operations in Western Europe, Latin America, Africa, Mddle East and Asia comprised 3% of total revenue for 2009, (4%- 2008).  Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement.  The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers –

During 2009, two customers in the security and commercial printing segment accounted for 19% and 12% of the Company’s total revenue, respectively.  As of December 31, 2009, two customer account receivable balances accounted for 21% and 17% of the Company’s trade accounts receivable balance, respectively.   During 2008, two customers in the security and commercial printing segment accounted for 11% and 10% of the Company’s total revenue from continuing operations, respectively.  As of December 31, 2008, one customer account receivable balance that was acquired as part of the Company’s acquisition of the assets of a commercial printer in December 2008, accounted for 42% of the Company’s trade accounts receivable balance.

NOTE 16. – SUBSEQUENT EVENTS

Business Combination

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock.  The cash payment was subject to a working capital adjustment which was not required as the working capital was within the target range.   In addition, the purchase price is subject to increase if the capital gains tax rate that was in effect as of February 12, 2010 is retroactively increased by legislation or otherwise whereas the seller’s tax on its gain increases.   Any increase in taxes will be payable by the Company in either cash or stock.  The Company believe this contingent payment is remote.  In addition, the seller has registration rights for its shares to which the Company is subject to registration penalties of up to $5,000 per month after 120 days.

In connection with the transaction, the Company incurred secured bank debt in the principal amount of $1,500,000 which was used to partially satisfy the purchase price of the Premier common stock. In conjunction with the transaction, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) pursuant to which Citizens Bank provided Premier Packaging Corporation with a term loan of $1,500,000, and a revolving line of up to $1,000,000.  The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including  financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier Packaging Corporation.  The credit facilities are also secured by cross guarantees by Document Security Systems, Inc., and its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. and Secuprint, Inc. The $1,500,000 term loan matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75%.   The proceeds of the term loan were used as partial payment of the purchase of all of the outstanding common stock of Premier Packaging Corporation.    The revolving line of credit up to $1,000,000 is accessible by the Premier Packaging division subject to certain terms matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%.  The Company subsequently entered into a credit swap agreement to lock into a 5.66% effective interest over the life of the term loan.

The Company has engaged a valuation expert to assist management in determining the fair value of the assets acquired.  The preliminary estimate of the fair value of assets and liabilities acquired as a result of this business combination were as follows:

Fair value of the consideration transferred	$4,566,675

Cash	5,290
Accounts receivable	1,284,227
Inventory and work in process	504,162
Machinery and equipment	1,557,500
Goodwill and other intangible assets	1,999,360
Total Assets	5,350,539

Liabilities assumed
Accounts payable	448,128
Short-term cash overdraft	277,645
Accrued Liabilities	58,091
Total Liabilities	783,864

Total preliminary purchase price	$4,566,675

Set forth below is the unaudited pro forma condensed balance sheet and profit and loss statements of the Company as if Premier Packaging had been acquired by the Company as of January 1, 2009, adjusted for intercompany sales, intercompany tax benefits, and contractual cost reductions as a result of the purchase agreement and employment contract.

Pro- Forma Profit & Loss Statement For the Twelve Months Ended December 31, 2009

	Document Security Systems	Premier Packaging Corp.	Pro-Forma Adjustments		Consolidated
		(Unaudited)	(Unaudited)		(Unaudited)
Total Revenue	9,911,691	6,938,000	(194,000	)a	16,655,691

Total costs of revenue	6,256,399	4,973,000	(194,000	)a	11,035,399

Gross profit	3,655,292	1,965,000	-		5,620,292

Operating expenses	7,367,551	1,434,000	(170,000	)b	8,631,551

Operating (loss) profit	(3,712,259)	531,000	170,000		(3,011,259)

Other income (expense):
Interest income	18,140	-			18,140
Interest expense	(509,020)	(1,000)	(75,000	)c	(585,020)
Other Income	232,078	(1,000)			231,078

Other income (expense)	(258,802)	(2,000)	(75,000)		(335,802)

Income (loss) before income taxes	(3,971,061)	529,000	95,000		(3,347,061)
Income Tax Expense	18,952	1,000	-		19,952

Net (loss) income	$(3,990,013)	$528,000	$95,000		$(3,367,013)

Net loss per share - basic and diluted:	(0.27)				(0.22)

Weighted average common shares outstanding, basic and diluted	14,700,453	735,437			15,435,890

a- Elimination of intercompany sales and offsetting cost of sales
b- Contractual reductions of rent and officer compensation expense
c- Interest expense on Term Note used to finance a portion of the purchase price

Pro- Forma Condensed Consolidated Balance Sheets
As of December 31, 2009

	Document Security Systems	Premier Packaging Corp	Pro-forma adjustments		Consolidated
ASSETS		(Unaudited)	(Unaudited)		(Unaudited)

Current assets:
Cash and cash equivalents	$448,895	$37,069	$(500,000)	b	$485,964
			500,000	c
Accounts receivable net of allowance	1,143,939	898,513	(66,506)	a	1,975,946
Inventory	184,174	637,061	-		821,235
Prepaid expenses and other current assets	91,310	-	-		91,310
Total current assets	1,868,318	1,572,643	(66,506)		3,374,455

Fixed assets, net	1,286,226	-	1,557,500	b	2,843,726
Other assets	305,507	-	-		305,507
Investment	350,000	-	-		350,000
Goodwill	1,315,721	-	959,500	b	2,275,221
Other intangible assets, net	1,588,969	-	1,000,000	b	2,588,969

Total assets	$6,714,741	$1,572,643	$3,450,494		$11,737,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,673,901	$472,994	$(66,506)	a	$2,080,389
Accrued expenses & other current liabilities	934,595	22,481	-		957,076
Short-term debt	-	-	300,000	b	300,000
Current portion of capital lease obligations	78,167	-	-		78,167

Total current liabilities	2,686,663	495,475	233,494		3,415,632

Revolving notes from related parties	583,000	-	-		583,000
Long term debt, net of unamortized discount of $420,000	954,616	-	1,200,000	b	2,154,616
Capital lease obligations	182,424	-	-		182,424
Deferred tax liability	70,830	-	-		70,830

Stockholders' equity	2,237,208	1,077,168	1,517,000	b	5,331,376
			500,000	c
Total liabilities and stockholders' equity	$6,714,741	$1,572,643	$3,450,494		$11,737,878

a- Pro-forma adjustments for accounts receivable and accounts payable in each company for pre-acquisition billings owed/collectible to each party that will be eliminated in consolidation post acquistion.

b- Adjustment to reflect consideration paid and assets acquired
c- Pro-forma adjustment to remove Premier Packaging shareholder distributions

Private Placement and Warrants Exercised

On February 17, 2010, the Company completed the sale of 20 investment units in a private placement pursuant to subscription agreements with six accredited investors.  Each investment unit was comprised of 5,000 shares of the Company’s common stock and five year warrants to purchase 1,000 shares of common stock at an exercise price of $3.50 per share. In the transaction, the Company sold 20 investment units for $15,000 per unit for gross cash proceeds of $300,000, consisting of 100,000 shares of common stock and warrants to purchase an aggregate of 20,000 shares of common stock.  In connection with these sales EKN Financial Services Inc., a registered broker-dealer, acted as non-exclusive placement agent.  EKN Financial Services, Inc. received a cash fee in the aggregate of $30,000 as commission for these sales. On February 17, 2010, the Company also sold 20 investment units for gross cash proceeds of $270,000, consisting of 100,000 shares of common stock and warrants to purchase an aggregate of 20,000 shares of common stock.   No placement agent fees were paid on these sales. On February 23, 2010, the Company issued 304,000 shares of common stock pursuant to the exercise of warrants in which the Company received proceeds of $608,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 24, 2010	By:	/s/ Patrick White
Patrick White Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2010	By:	/s/ Robert Fagenson
Robert Fagenson Director

March 24, 2010	By:	/s/ Patrick White
Patrick White Chief Executive Officer and Director (Principal Executive Officer)

March 24, 2010	By:	/s/ David Wicker
David Wicker Vice President and Director

March 24, 2010	By:	/s/ Timothy Ashman
Timothy Ashman Director

March 24, 2010	By:	/s/ Alan E. Harrison
Alan E. Harrison Director

March 24, 2010	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

March 24, 2010	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer