Form 10-Q
period 2010-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2010-05-17
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Applicable only to corporate issuers
As of May 14, 2010 (the most recent practicable date), there were 17,763,324 shares of the issuer's Common Stock, $0.02 par value per share, issued.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$246,288	$448,895
Accounts receivable, net of allowance of $66,000 ($66,000- 2009)	1,974,607	1,143,939
Inventory	638,845	184,174
Prepaid expenses and other current assets	233,081	91,310
Total current assets	3,092,821	1,868,318

Fixed assets, net	2,798,482	1,286,226
Other assets	325,953	305,507
Investment	298,321	350,000
Goodwill	1,943,081	1,315,721
Other intangible assets, net	2,731,604	1,588,969

Total assets	$11,190,262	$6,714,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,436,414	$1,673,901
Accrued expenses & other current liabilities	1,358,845	934,595
Revolving credit lines	73,573	-
Current portion of long-term debt	300,000	-
Current portion of capital lease obligations	80,692	78,167
Total current liabilities	3,249,524	2,686,663

Revolving note from related party	583,000	583,000
Long term debt, net of unamortized discount of $380,000 ($420,000 -2009)	2,170,348	954,616
Capital lease obligations	158,139	182,424
Deferred tax liability	75,568	70,830

Commitments and contingencies (see Note 8)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 17,675,324 shares issued and outstanding (16,397,887 in 2009)	353,505	327,957
Additional paid-in capital	42,226,948	38,399,033
Accumulated other comprehensive loss	(16,275)	-
Accumulated deficit	(37,610,495)	(36,489,782)
Total stockholders' equity	4,953,683	2,237,208
Total liabilities and stockholders' equity	$11,190,262	$6,714,741

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For The Three Months Ended March 31,
(Unaudited)

	2010	2009
Revenue
Security and commercial printing	$1,858,775	$2,416,691
Packaging	740,625	-
Technology license royalties and digital solutions	175,330	223,240
Legal products	-	138,625
Total Revenue	2,774,730	2,778,556

Costs of revenue
Security and commercial printing	1,364,122	1,534,068
Packaging	559,109	-
Technology license royalties and digital solutions	5,476	3,507
Legal products	-	63,062
Total costs of revenue	1,928,707	1,600,637
Gross profit	846,023	1,177,919

Operating expenses:
Selling, general and administrative	1,635,481	1,563,387
Research and development	65,667	87,416
Amortization of intangibles	246,399	323,457
Operating expenses	1,947,547	1,974,260

Operating loss	(1,101,524)	(796,341)

Other income (expense):
Loss in equity investment	(51,679)	-
Interest expense	(65,103)	(80,754)
Amortizaton of note discount	(40,732)	(61,699)
Other income	143,063	-

Loss before income taxes	(1,115,975)	(938,794)
Income tax expense	4,738	4,738
Net loss	(1,120,713)	(943,532)

Other comprehensive loss:
Interest rate swap loss	(16,275)	-
Comprehensive Loss	$(1,136,988)	$(943,532)

Net loss per share -basic and diluted:	$(0.07)	$(0.07)
Weighted average common shares outstanding, basic and diluted	17,094,916	14,378,609

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,120,713)	$(943,532)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	331,643	409,515
Stock based compensation	140,127	(144,759)
Amortization of note discount	40,732	61,699
Loss in equity investment	51,679	-
(Increase) decrease in assets:
Accounts receivable	453,567	(251,417)
Inventory	49,491	17,714
Prepaid expenses and other assets	(162,218)	15,655
Increase (decrease) in liabilities:
Accounts payable	(547,230)	99,526
Accrued expenses and other liabilities	314,333	77,055
Net cash used by operating activities	(448,589)	(658,544)

Cash flows from investing activities:

Purchase of fixed assets	(40,000)	(18,059)
Purchase of other intangible assets	(80,736)	(20,722)
Acquisition of business	(2,272,405)	-
Net cash used by investing activities	(2,393,141)	(38,781)

Cash flows from financing activities:
Borrowing on revolving note- related parties	-	800,000
Net borrowings on revolving line of credit	73,573	-
Borrowings on long-term debt	1,500,000	-
Payments of long-term debt	(25,000)	-
Payments of capital lease obligations	(21,760)	(21,209)
Issuance of common stock, net	1,112,310	-
Net cash provided by financing activities	2,639,123	778,791

Net increase (decrease) in cash and cash equivalents	(202,607)	81,466
Cash and cash equivalents beginning of period	448,895	87,820
Cash and cash equivalents end of period	$246,288	$169,286

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2009.

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

Reclassifications -Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to current period presentation.  These classifications had no effect on the results of operations for the period presented.  These reclassifications include the combination of deferred revenue and customer deposits into accrued expenses.

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010. The carrying amounts reported in the balance sheet as of March 31, 2010 of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company's derivative instrument is an interest rate swap that changes a variable rate into a fixed rate on the term loan and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying balance sheet as of March 31, 2010.   Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at March 31, 2010, was approximately $16,000, net of tax.

Conventional Convertible Debt -When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants. The Company recorded a BCF as a debt discount pursuant to ASC Topic 470-20, formerly EITF Issue No. 98-5 (EITF 98-05"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s)". In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (“IMS”) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of the Internet Media Services, Inc. The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold. Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net loss during the year ending December 31, 2009 measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services, Inc. or a 37% interest) and the carrying value of the assets and liabilities sold. Given that the consideration received was not readily measurable because of the lack of activity in Internet Media Services, Inc. prior to the transaction, the Company determined that the value of the “business transferred” was more readily measurable. The Company determined the fair market value of the business transferred based on a discounted cash flow model. Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary. If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill. Investors shall not amortize goodwill associated with equity method investments after the date ASC 350/Statement No. 142, Goodwill and Other Intangible Assets, is initially applied by the entity in its entirety. The Company determined that given the lack of activity in Internet Media Services, Inc. prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill which difference amounted to approximately $243,000 at December 31, 2009.

During the three months ended March 31, 2010, the Company recognized a loss on its investment in IMS of approximately $52,000 using the equity method of accounting for the investment.

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

For the three months ended March 31, 2010 and 2009, there were up to 2,623,886 and 1,953,282, respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company acquired Premier Packaging Corporation in February 2010. During the year ended December 31, 2009, 72% of Premier Packaging’s sales were to two customers and which comprised 81% of Premier Packaging’s accounts receivable balance as of December 31, 2009.  During the three month period ended March 31, 2010, these two customers accounted for 19% of the Company’s consolidated revenue.   One of the customers, which accounted for 15% of sales, has a contract with the Company that is currently set to expire in July 2010.

Continuing Operations - The Company has incurred significant net losses in previous years. The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines. As of March 31, 2010, the Company has approximately $250,000 in cash and $417,000 available to it under one credit facility, along with approximately $900,000 available under a credit line at its Premier Packaging subsidiary.   If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, which although there can be no assurances, management feels that sources for these additional funds will be available through either current or future investors.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the requirements within ASU 2010-6 as of January 1, 2010. The adoption did not have an impact on our financial statements.

2.     Inventory

Inventory approximately consisted of the following:

	March 31,	December 31,
	2010	2009

Finished Goods	$325,464	$38,093
Work in process	182,189	58,493
Raw Materials	131,192	87,588

	$638,845	$184,174

3.    Other Intangible Assets

Other intangible assets are comprised of the following:

			March 31, 2010			December 31, 2009
	Useful Life		Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 years		$2,038,300	$579,678	$1,458,622	$756,300	$622,285	$134,015
Patent acquisition and defense costs	Varied	(1)	4,729,889	4,067,685	662,204	4,729,889	3,879,341	850,548
Patent application costs	Varied	(2)	793,195	182,417	610,778	776,159	171,753	604,406

			$7,561,384	$4,829,780	$2,731,604	$6,262,348	$4,673,379	$1,588,969

(1)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of March 31, 2010 the weighted average remaining useful life of these assets in service was 1.75 years.

(2)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of March 31, 2010 the weighted average remaining useful life of these assets in service was 15 years.

4.     Debt

Revolving Note - Related Party- On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company could borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement has annual interest rate of 2% above LIBOR and is secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  On December 11, 2009, the Company entered into a Letter Agreement with the lenders for the conversion of $2,000,000 of debt owed under the Credit Facility into 1,250,000 shares of Document Security Systems Common Stock.   In addition, the parties amended the Credit Facility to allow for a maximum borrowing of up to $1,000,000 and extended the due date to January 4, 2012.   As of March 31, 2010, the Company had outstanding $583,000 under the Fagenson Credit Agreement.    Under the terms of the agreement the Company is required to comply with various covenants.  As of March 31, 2010, the Company was in default of the agreement due to a failure to pay interest when due.  Fagenson and Co. has waived the defaults through January 1, 2012.

Interest expense for revolving notes from related parties for the three months ended March 31, 2010 was approximately $4,500 ($27,000 – 2009) of which approximately $157,000 is included in accrued expenses as of March 31, 2010 ($152,000 –December 31, 2009).

Notes Payable  - On December 9, 2009, the Company used the proceeds from a $350,000 Convertible Note and a $575,000 Promissory Note, respectively, to pay in full a $900,000 Term Note.   The $350,000 Convertible Note matures November 24, 2012, accrues interest at 10%, payable quarterly, and is convertible into up to 218,750 shares of Document Security Systems Common Stock.  The $575,000 Promissory Note matures November 24, 2012 and accrues interest at 10%, payable quarterly.   Both Notes are secured with equal rights by the assets of the Company’s wholly owned subsidiary, DPI Secuprint.   In conjunction with the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $94,000 which was recorded as discount on debt and is being amortized over the term of the Note.  Under the terms of the agreements the Company is required to comply with various covenants.  As of March 31, 2010, the Company was in default of both agreements due to a failure to pay interest when due however, the holders have waived the defaults through January 1, 2012.

On December 30, 2009, the Company used the proceeds from a $450,000 Convertible Note to pay in full $450,000 due under a Credit Facility.   The $450,000 Convertible Note matures June 23, 2012, accrues interest at 8%, payable quarterly, is convertible into up to 260,116 shares of Document Security Systems Common Stock, and is secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, Plastic Printing Professionals and DPI Secuprint.   In conjunction with the Note, the Company issued to the holders of the Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $72,000, which was recorded as discount on debt and is being amortized over the term of the Note.  Furthermore, in conjunction with this convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $257,000, which was recorded as discount on debt and is being amortized over the term of the Note.   In addition, the Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable to the holder of the Convertible Note as a result of the Company’s failure to file a registration statement under the terms of the Note.  Under the terms of the agreement the Company is required to comply with various covenants.  As of March 31, 2010, the Company was in default of the agreement due to a failure to pay interest when due however, the holder. has waived the defaults through January 1, 2012.

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation (“Premier”) from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock.   In connection with the transaction, the Company incurred secured bank debt in the principal amount of $1,500,000 which was used to partially satisfy the purchase price of the Premier common stock. In conjunction with the transaction, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) pursuant to which Citizens Bank provided Premier Packaging Corporation with a term loan of $1,500,000, and a revolving credit line of up to $1,000,000.  The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including  financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier Packaging Corporation.  The credit facilities are also secured by cross guarantees by Document Security Systems, Inc., and its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. and Secuprint, Inc (“DPI Seceprint”).  The $1,500,000 term loan matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75%.   The proceeds of the term loan were used as partial payment of the purchase of all of the outstanding common stock of Premier Packaging Corporation.    The revolving line of credit up to $1,000,000 is accessible by the Premier Packaging division subject to certain terms matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%.  The Company subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.

5.     Stockholders’ Equity

Restricted Stock – As of March 31, 2010, there are 40,000 unvested restricted shares granted to an employee that vests proratably through December 2013.  The unvested shares are valued at $84,000.  In addition, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of March 31, 2010, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock which was valued at $2,547,675.

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

Stock Options – During the three months ended March 31, 2010, the Company issued options to purchase 40,000 of its common shares at an exercise price of $2.45 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one year of service on the Company’s Board of Directors.  The fair value of these options amounted to approximately $38,000 determined by utilizing the Black Scholes option pricing model.  In addition, the Company issued options to purchase 150,000 of its common shares at an exercise prices between $3.29 and $4.00 per share under the Company’s 2004 Employees’ Stock Option Plan to certain employees.  The fair value of these options amounted to approximately $191,000 determined by utilizing the Black Scholes option pricing model.  The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with ASC 718.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the three months ended March 31, 2010, the Company had stock compensation expense of approximately $140,000 ($0.01 per share) (negative stock compensation expense of $145,000- 2009; $0.01 per share).

As of March 31, 2010, there was approximately $767,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

6.     Business Combination

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation (“Premier”) from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock with a value of $2,566,675 at February 12, 2010.  The cash payment was subject to a working capital adjustment which was not required as the working capital was within the target range.   In addition, the purchase price is subject to increase if the capital gains tax rate that was in effect as of February 12, 2010 is retroactively increased by legislation or otherwise whereas the seller’s tax on its gain increases.   Any increase in taxes will be payable by the Company in either cash or stock.  The Company believes this contingent payment is remote.  In addition, the seller has registration rights for its shares to which the Company is subject to registration penalties of up to $5,000 per month after 120 days.

The acquisition has been accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.  The Company incurred approximately $30,000 of acquisition related legal and professional fees that were expensed in the period in which they were incurred.   The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  Based on management’s preliminary assumptions, the fair value of the assets acquired and liabilities assumed was less than the purchase price resulting in the recording of goodwill.   The goodwill recorded with the transaction is not deductible for income taxes.

The Company has engaged a valuation expert, The Financial Valuation Group, to assist management in determining the fair value of the assets acquired.  The preliminary allocation of the purchase price and the estimated useful lives associated with the acquired assets and liabilities is as follows:

		Estimated Useful Lives
Fair value of the consideration transferred	$4,566,675

Fair value of assets acquired and liabilities assumed:

Cash	$5,290
Accounts receivable	1,284,227
Inventories	504,162
Machinery and equipment	1,557,500	3 to 7 years
Other intangible assets	1,372,000	5 to 10 years
Goodwill	627,360
Total Assets	$5,350,539

Liabilities assumed:
Accounts payable	$448,128
Revolving credit lines	277,645
Accrued Liabilities	58,091
Total Liabilities	$783,864

Total prelimary purchase price	$4,566,675

Set forth below is the unaudited proforma revenue, operating loss, net loss and loss per share of the Company as if Premier Packaging Corporation had been acquired by the Company as of January 1, 2009.

	Three Months Ended March 31,
	2010	2009
Revenue	$3,659,098	$4,341,640
Operating Loss	(1,167,350)	(772,070)
Net Loss	(1,188,350)	(920,070)
Basic and diluted loss per share	(0.07)	(0.06)

7.     Other Income

In March, 2010, the Company received notification that it was due approximately $143,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax year ended 2008 which the Company received in April, 2010.

8.     Commitments and Contingencies

Legal Matters - On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that will not likely be concluded until late 2010, which the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which the Company has paid  ₤332,000 through March 31, 2010 and owes approximately ₤61,000 (approximately $90,000 as of March 31, 2010), which includes approximately ₤22,000 of interest on unpaid fees, which amount is included in accrued expenses as of March 31, 2010.   In April 2010, the Company was notified that a suit was filed by the ECB in the State of New York seeking summary judgment for the unpaid fees reimbursement of ₤39,000 and interest of ₤22,000 which is scheduled to be heard on June 10, 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($60,000 at March 31, 2010), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before July 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008. The French appeal was heard on December 7, 2009.   On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal will be heard in the Hague on June 2010. On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Costs reimbursements, if any, associated with the Belgium and Austrian validity case are covered under the Trebuchet Agreement as described below.   A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge during 2010 and a hearing in Luxembourg is expected in 2010.

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

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of March 31, 2010, there has been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of March 31, 2010, the Company considers the likelihood that the payment will be required as remote.

Employment agreements - In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of June 30, 2009, all 33,333 shares had vested generating gross proceeds of approximately $99,000.  The Company has agreed to issue up to 30,000 shares of stock to pay the remaining amount due of $113,000.   As of March 31, 2010, approximately $40,000 remains due under the agreement and is recorded in accrued expenses.  Any remaining amounts due under the agreement after the shares are issued, if any, can be paid in cash or additional shares.

Operating Lease with a related party - In conjunction with it acquisition of Premier Packaging in February 2010, the Company entered into a ten-year lease for a production facility in Victor, NY with Robert Bzdick, the former owner of Premier Packaging, and the Company’s Chief Operating Officer and President.   The minimum future lease payments under this lease are as follows:

2010	133,333

2011	160,000
2012	160,000
2013	160,000
2014	160,000
2015	178,333
Thereafter	750,000

9.     Supplemental Cash Flow Information

During the three months ended March 31, 2010, the Company issued 735,437 shares valued at $2,566,675 as a partial payment of an acquisition.  In addition, the company satisfied approximately $34,000 of accrued expenses by issuing common stock of the Company and had a non-cash other comprehensive loss item for interest rate swap loss of approximately $16,000.  Cash paid for interest during the three months ended March 31, 2010, was approximately $36,000 ($45,000 - 2009).

10.  Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.  Three of these operating segments, Document Security Systems, Plastic Printing Professionals, and DPI Secuprint, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets, along with traditional commercial printing on paper and plastic.    For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with ASC 280.  The fourth business is engaged in the production of packaging products and is classified as a separate segment.    A summary of the three segments follows:

Security and Commercial Printing
License, manufacture and sale of patented document security technologies, including digital security print solutions, and general commercial printing, primarily on paper and plastic.  Comprises the operations of Document Security Systems, Plastic Printing Professionals, and DPI Secuprint.

Packaging	The Company acquired Premier Packaging in February 12, 2010 which produces packaging for various end-users.

Legal Supplies
Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com. During the fourth quarter of 2009, the Company sold its legal products business.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2010 and 2009 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

	Legal Supplies	Packaging	Security and Commercial Printing	Corporate	Total
3 months ended March 31, 2010
Revenues from external customers	$-	$741,000	$2,034,000	$-	$2,775,000
Depreciation and amortization	-	27,000	304,000	1,000	332,000
Net income (loss)	-	17,000	(734,000)	(404,000)	(1,121,000)

3 months ended March 31, 2009

Revenues from external customers	$139,000	$-	$2,640,000	$-	$2,779,000
Depreciation and amortization	5,000	-	404,000	1,000	410,000
Net income (loss)	17,000	-	(336,000)	(625,000)	(944,000)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Form 10-K for the year ended December 31, 2009, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

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

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security,” “DSS,” “we,” “us,” “our” or  “Company”) develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  In addition, our technologies can be applied to product packaging.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries.   Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate record and, securities.  We believe we are a world leader in the research and development of optical deterrent technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions to satisfy their specific anti-counterfeiting requirements.  Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts.  In addition, we have developed a digital product to implement our technologies in Internet-based environments utilizing standard desktop printers.  We believe that our digital technology greatly expands the reach and potential market for our technologies and solutions.  In February 2010, we acquired Premier Packaging , a privately held commercial packaging company located in Victor, NY with approximately $7.3 million in sales in 2009.   As a result of this acquisition, we have entered the packaging market with the intent to introduce our security technologies to a new audience geared toward the protection of brand counterfeiting.  We believe that the use of our technologies on product packaging presents a significant opportunity.  In addition, this acquisition will allow us to strengthen our competitive position in the traditional commercial printing and packaging markets as we will be able to offer a very price effective combination of services.

Technologies

We have developed or acquired over 30 technologies that provide our customers a wide spectrum of solutions.  Our primary anti-counterfeiting products and technologies are marketed under the AuthentiGuard trade names.

Products and Services

Security and Commercial Printing:  Our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based and software enterprise solutions.  We market and sell under the name Document Security Systems to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, coupons, parts tracking forms.

Our primary product for the retail end-user market is AuthentiGuard® Security Paper.  AuthentiGuard® Security Paper is blank paper that contains our Pantograph 4000™   technology.  The paper reveals hidden warning words, logos or images using “The Authenticator”- our proprietary viewing lens –when the paper is faxed, copied or scanned.  The hidden words appear on the duplicate or the computer digital file and essentially prevent documents, including forms, coupons and tickets, from being counterfeited.  We market and sell our AuthentiGuard® Security Paper primarily through one major paper distributor: Boise.  Since 2005, Boise has marketed our AuthentiGuard® Security Paper under its Boise Beware brand name in North America, primarily through its commercial paper sales group. We retain the rights to sell the AuthentiGuard® Security Paper directly to end-users anywhere in the world.

We produce secure and non-secure printing at our 20,000 square foot printing facility  in Rochester, NY.  Our printing division has a high speed 6 color press along with two digital presses along with a full range of die cutting, packing, and folding capabilities.

We produce our secure and non-secure plastic printed documents such as ID cards, event badges, and driver licenses at our 25,000 square foot facility in Brisbane, California under the name Plastic Printing Professionals.  Our plastic division has the capabilities for high speed data encoding and production of high-volume precision RFID cards.

Packaging: We produce our secure and non-secure packaging products such as boxes, mailers, point of sale displays, utilizing a CAD/CAM design system that allows for early stage prototyping at our manufacturing facility in Victor, New York.  Our packaging division offers automated die cutting, high speed folding, gluing, window and paper patching, automated in-line inserting, pick and place and tip-on systems.

Digital Security Solutions:  Using software that we have developed, we can electronically render several of our technologies digitally to extend the use of optical security to the end-user of sensitive information.  With our AuthentiGuard® DX™ we market a networked appliance that allows the author of any Microsoft Office document (Outlook, Word, Excel, or PowerPoint) to secure nearly any of its alphanumeric content when it is printed or digitally stored. AuthentiGuard® DX prints selected content using Document Security Systems, Inc.  patented technology so that it cannot be read by the naked eye.  Reading the hidden content, or authenticating the document is performed with a proprietary viewing device or software.

 The company has developed an internet delivered technology called AuthentiGuard® – On Demand™ where information is hidden and then verified utilizing an inexpensive viewing glass.  This technology is currently being utilized by a Central American country for travel visas.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three  Months ended March 31, 2009

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.   During the third quarter of 2009, the Company’s Board of Directors finalized an agreement to sell its legal products business.   In accordance with ASC 205-20-45, the Company reported the results of Legalstore.com as continued operations because the operations and  cash flow of the component have not been eliminated and given the Company’s continued involvement after the sale.

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2009.

Revenue

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	% change
Revenue
Security and commercial printing	$1,859,000	$2,417,000	-23%
Packaging	741,000	-
Technology license royalties and digital solutions	175,000	223,000	-22%
Legal products	-	139,000	-100%
Total Revenue	2,775,000	2,779,000	0%

For the three months ended March 31, 2010, revenue was $2.8 million which was the same as revenue for the three months ended March 31, 2009.   In February 2010, the Company acquired Premier Packaging Corp, which had standalone sales for the period from February 12, 2010 through March 31, 2010, of $741,000.  The addition of Premier Packaging sales offset a 23% decline in commercial print sales experienced by the Company due to the lack of a certain large orders in the 2009 quarter that the Company did not receive in the 2010 quarter.    Licensing revenue decreased 22% in the first quarter of 2010 as compared to the 2009 quarter as the Company’s largest licensee had lower technology usage during quarter.   Finally, the Company did not have any legal products revenue in 2010 as the division was sold in the fourth quarter of 2009.

Cost of Sales and Gross Profit

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	% change
Costs of revenue
Security and commercial printing	$1,364,000	$1,534,000	-11%
Packaging	559,000	-
Technology license royalties and digital solutions	5,000	4,000	25%
Legal products	-	63,000	-100%
Total cost of revenue	1,928,000	1,601,000	20%

Gross profit
Security and commercial printing	495,000	883,000	-44%
Packaging	182,000	-
Technology license royalties and digital solutions	170,000	219,000	-22%
Legal products	-	76,000	-100%
Total gross profit	847,000	1,178,000	-28%

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	% change
Gross profit percentage:	31%	42%	-27%

Gross profit decreased 28% to $847,000 in the first quarter of 2010 as compared to the first quarter of 2009.  The decrease was primarily due to the decrease in sales of commercial printing, which was offset by sales of packaging, that carry a lower profit margin.  The Company expects that the impact of the Company’s acquisition of Premier Packaging in February 2010 will be to decrease overall gross profit margins, especially as the number of non-security packaging projects out-number the security packaging projects, which the Company expect will be a higher profit margins.    In addition, the Company did not have any gross profits from legal product sales as the division was sold in the fourth quarter of 2009.

Operating Expenses

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	% change

Operating Expenses
Sales, general and administrative compensation	$832,000	$1,023,000	-19%
Professional Fees	212,000	247,000	-14%
Sales and marketing	69,000	60,000	15%
Research and development	66,000	87,000	-24%
Rent and utilities	142,000	128,000	11%
Other	209,000	211,000	-1%
	$1,530,000	$1,756,000	-13%

Other Operating Expenses
Depreciation and amortization	31,000	40,000	-23%
Stock based compensation	140,000	(145,000)
Amortization of intangibles	246,000	323,000	-24%
	417,000	218,000	91%

Total Operating Expenses	1,947,000	1,974,000	-1%

Selling, General and Administrative

Sales, general and administrative compensation costs were 19% lower in the three months ending March, 31, 2010 as compared to the three months ended March 31, 2009, despite the addition of approximately $85,000 of sg&a compensation expense from the packaging division the Company acquired in February 2010.  Otherwise, SG&A compensation costs would have decreased 25% during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009  as the result of staff reductions that the Company made throughout 2009.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock based compensation in the first quarter of 2010 was $140,000 as compared to a negative $145,000 stock based compensation expense recorded in the first quarter of 2009 which reflected the effect of  reversals of previously recorded stock based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during the first quarter of  2009.

Professional fees in the first quarter of each year are typically high as the Company incurs its annual audit fees.   In addition, during the first quarter of 2010, the Company incurred approximately $30,000 of legal and financial fees associated with its acquisition of Premier Packaging in February 2010.  Otherwise, legal fees decreased approximately $40,000 as the Company has been able to significantly reduce legal compliance costs.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally.   Research and development costs decreased due to a  reduction in compensation cost.

Rent and utilities increased as a result of  the acquisition of Premier Packaging in February 2010.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  On a consolidated basis, these costs were generally consistent between the first quarters of 2010 and 2009, respectively.

Amortization of intangibles expense decreased 24% in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 as a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset.

Other Income and expenses

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	% change
Other income (expense):
Interest expense	(65,000)	(81,000)	-20%
Amortizaton of note discount	(41,000)	(62,000)	-34%
Loss in equity investment	(52,000)	-
Other income	143,000	-

Other income (expense), net	(15,000)	(143,000)	-90%

Loss in equity investment: During the three months ended March 31, 2010, the Company recognized a loss on its investment in Internet Media Services, the entity that purchased Legalstore.com business in October 2009 from the Company, of approximately $52,000 using the equity method of accounting for the investment.

Other income: In March, 2010, the Company received notification that it was due approximately $143,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax year ended 2008which the Company received in April, 2010.

Net Loss and Loss Per Share

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	% change
Net loss	$(1,121,000)	$(944,000)	19%
Net loss per share, basic and diluted	$(0.07)	$(0.07)	0%
Weighted average common shares outstanding, basic and diluted	17,094,916	14,378,609	19%

During the first quarter of 2010, the Company experienced a net loss of $1,121,000, a 19% increase from the net loss of the first quarter of 2009.  The increase in net loss during the quarter was primarily the result of the decrease in gross profit  and other operating costs during the first quarter of 2010 which more than offset declines in operating expenses as compared to the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	March 31, 2010		March 31, 2009		% change vs. 2009
Cash flows from:

Operating activities	$(449,000)		$(659,000)		32%
Investing activities	(2,393,000)		(39,000)		-6036%
Financing activities	2,639,000		779,000		-239%

Working capital	(157,000)		(4,505,000)		-97%
Current ratio	0.95	x	0.34	x	180%

Cash and cash equivalents	$246,000		$169,000		46%

Funds Available from Open Credit Facilities	$1,343,000		$517,000		160%

Debt (excluding unamortized debt discount)	$3,507,000		$3,983,000		42%

As of March 31, 2010, our cash balance was approximately $246,000, down from $449,000 at December 31, 2009.  During the first three months of 2010, the Company used $449,000 of cash for operations, a 32% improvement over the use of cash for the first quarter of 2009, which reflects the positive effect of cost cuts at every division that allows the Company to use less cash to support its operations.    On February 12, 2010, the Company acquired Premier Packaging Corp for $2,000,000 in cash, which was funded by proceeds from a $1,500,000 Term Note and the proceeds from the exercise of warrants by certain warrant holders that the Company received during the quarter.

Future Capital Needs While the Company’s working capital position has significantly improved since December 31, 2009, the Company will likely need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy,     As of March 31, 2010, our cash balance was approximately $246,000, and we had a negative working capital of $157,000.   However, approximately $730,000 in positive working capital resides at the Company’s packaging subsidiary and is restricted from general corporate use due to bank covenants.  As a result, our remaining divisions will not have access to this working capital.  Therefore, in order to meet our operating needs and our current obligations in these divisions, we will need to generate additional income from operations or obtain additional financing, including without limitation, fund-raising through additional sales of equity.   The Company believes it will be able to sell its common stock in order to meet its future capital needs, but there is no guarantee that the Company will be able to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 these officers have concluded that our disclosure controls and procedures were not effective.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

During the first three months of 2010, the Company added the accounting staff from its acquisition of a packaging company in February 2010, and will incorporate these individuals into its financial reporting process.   The Company will evaluate the effect of its changes in internal controls during its annual assessment of its internal controls as of December 31, 2010.   Additionally, as described above under "Controls And Procedures - Evaluation of Disclosure Controls and Procedures," we also began implementing additional procedures to address the material weaknesses identified in our internal controls over financial reporting.

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, other than the changes discussed above, no other changes in our internal control over financial reporting occurred during the first three months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

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

On March 24, 2006, the Company received notice that the ECB had filed a separate claim in the United Kingdom and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent in each of the Netherlands, Belgium, Italy, France, Spain, Germany and Austria.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England (the “English Court”) ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.  The English Court rejected the ECB’s allegations of invalidity based on lack of novelty, lack of inventive step and insufficiency, but held that the patent was invalid for added subject matter. The English Court’s decision does not affect the validity of the Patent in other European countries.  As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which the Company has paid  ₤332,000 through March 31, 2010 and owes approximately ₤61,000 (approximately $90,000 as of March 31, 2010), which includes approximately ₤22,000 of interest on unpaid fees, which amount is included in accrued expenses of March 31, 2010.   In April 2010, the Company was notified that a suit was filed by the ECB in the State of New York seeking summary judgment for the unpaid fees reimbursement of ₤39,000 and interest of ₤22,000 which is scheduled to be heard on June 10, 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  As a result of this ruling, the Company expects to be awarded reimbursements for its costs associated with the German validity case, which is Euro 44,692 ($60,000 at March 31, 2010), which the Company will record when the amount, if any, is received.  The ECB has filed an appeal against that decision, which is not expected to be decided before July 2010.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company is required to pay de minimus attorneys’ fees of the ECB as a result of the French decision.  The Company filed an appeal against the French decision on May 7, 2008. The French appeal was heard on December 7, 2009.   On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court, having considered the English, German and French decisions, ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal will be heard in the Hague on June 2010. On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.  Costs reimbursements, if any, associated with the Belgium and Austrian validity case are covered under the Trebuchet Agreement as described below.  A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge during 2010 and a hearing in Luxembourg is expected in 2010.

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

ITEM 1A – RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission on March 25, 2010. The following discussion is of material changes to risk factors disclosed in that report.

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operations to continue as a business.

The Company has incurred significant net losses in previous years. The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines. As of March 31, 2010, the Company has approximately $250,000 in cash and $417,000 available to it under one credit facility, along with approximately $926,000 available under a credit line at its Premier Packaging subsidiary.  If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, which although there can be no assurances, management feels that sources for these additional funds will be available through either current or future investors.  If we are not successful in generating needed funds from operations or in capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

We have a significant amount of indebtedness and may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of March 31, 2010, we have the following approximate amounts of outstanding indebtedness:

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

(iii)	$575,000 Promissory Note bearing interest at 10% per annum due November 24, 2012 and is secured by the assets of the Company’s wholly owned subsidiary DPI Secuprint.

(iv)	$583,000 due under a Credit Facility to a related party under which the Company can borrow up to $1,000,000 bearing interest at LIBOR plus 2% per annum due January 4, 2012.

Furthermore, in February 2010, the Company entered into new debt agreements in conjunction with its acquisition of Premier Packaging Corp as follows:

(v)
A $1,500,000 Term Loan which matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75% and is secured by all of the assets of the Company’s subsidiary, Premier Packaging Corporation, which the Company acquired on February 12, 2010. The Company subsequently entered into a interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan. The Loan has also been guaranteed by Document Security Systems, and its subsidiaries Plastic Printing Professionals and DPI Secuprint.

(vi)
Up to $1,000,000 in a revolving line of credit available for use by Premier Packaging, subject to certain limitations which matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%. As of March 31, 2010, approximately $74,000 is outstanding on the line.

We have not made interest payments on the Credit Facility to a related party and have had to obtain default waivers from the holder in the past, including one as of March 31, 2010.  In addition, the Company made late interest payments on its $450,000 Convertible Note, its $350,000 Convertible Note, and its $575,000 Promissory Note and needed to obtain default waivers from the holders of those notes as of March 31, 2010. Absent a new financing or series of financings, our current operations may not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, we may default in these obligations in the future and there is no guarantee that we will be able to obtain default waivers from the holders in the future.

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

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from our recent acquisition Premier Packaging Corp in February 2010 are based on information currently available to us and may prove to be incorrect. We may not realize any anticipated benefits of either of this acquisition and may not be successful in integrating the acquired assets into our existing business.  In particular, 72% of Premier Packaging’s sales for the year ended December 31, 2009 were to two customers and which comprised 81% of Premier Packaging’s accounts receivable balance as of December 31, 2009.  During the three month period ended March 31, 2010, these two customers accounted for 19% of the Company’s consolidated revenue.   One of the customers, which accounted for 15% of sales, has a contract with the Company that is currently set to expire in July 2010.

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

As of March 31, 2010, there were approximately 182 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws.   If our Board of Directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of March 31, 2010, we had (i) outstanding stock options and warrants to purchase an aggregate of 2,020,020 shares of our Common Stock at exercise prices ranging from $1.60 to $12.65 per share; (ii).  85,000 unvested restricted shares of our common stock that are subject to various vesting terms, and (iii) convertible notes that convert to up to 478,866 shares of our common stock.   To the extent that these securities are converted into common stock, dilution to our stockholders will occur.   Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

We may not meet the continued listing standards of the NYSE AMEX

In December 2008, we received a letter from the NYSE Amex stating that, based on the NYSE Amex’s review of publicly available information, we were considered to be below the NYSE Amex’s continued listing standards.  After submitting a plan of compliance to the NYSE Amex and additional evaluation by the Exchange, we were informed in March 2010 that we had resolved the continued listing deficiencies.  We cannot assure you that we will not receive additional deficiency letters in the future, or that we will continue to satisfy the continued listing standards in order to remain listed on the Exchange.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company has a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Credit Agreement,as amended, the Company can borrow up to a maximum of $1,000,000 from time to time up to and until January 4, 2012.  As of March 31, 2010, the Company was in default of the agreement due to a failure to pay interest when due.  The holder. has waived the default through January 1, 2012.

The Company has a $450,000 Convertible Note bearing interest at 8% per annum due June 23, 2012, convertible into up to 260,116 shares of Document Security Systems Common Stock, and is secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, Plastic Printing Professionals and DPI Secuprint, respectively.     As of March 31, 2010, the Company was in default of the agreement due to a failure to pay interest when due.  The holder waived the default through January 1, 2012.

The Company has a $350,000 Convertible Note bearing interest at 10% per annum due November 24, 2012, convertible into up to 218,750 shares of Document Security Systems Common Stock and is secured by the assets of the Company’s wholly owned subsidiary DPI Secuprint.  As of March 31, 2010, the Company was in default of the agreement due to a failure to pay interest when due.  The holder waived the default through January 1, 2012.

The Company has a $575,000 Promissory Note bearing interest at 10% per annum due November 24, 2012 and is secured by the assets of the Company’s wholly owned subsidiary DPI Secuprint.  As of March 31, 2010, the Company was in default of the agreement due to a failure to pay interest when due.  The holder waived the default through January 1, 2012.

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

DOCUMENT SECURITY SYSTEMS, INC.

May 17, 2010	By:	/s/ Patrick White
Patrick White
Chief Executive Officer

May 17, 2010	By:	/s/ Philip Jones
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