Form 10-Q
period 2010-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2010-08-12
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Applicable only to corporate issuers
As of August 12, 2010 (the most recent practicable date), there were 18,188,071 shares of the issuer's Common Stock, $0.02 par value per share, issued.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of

		December 31,
	June 30, 2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,973	$448,895
Accounts receivable, net of allowance of $66,000 ($66,000- 2009)	1,538,555	1,143,939
Inventory, net	487,326	184,174
Prepaid expenses and other current assets	55,407	91,310
Total current assets	2,390,261	1,868,318

Fixed assets, net	2,717,778	1,286,226
Other assets	325,953	305,507
Investment	278,321	350,000
Goodwill	1,943,081	1,315,721
Other intangible assets, net	2,586,565	1,588,969

Total assets	$10,241,959	$6,714,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,558,461	$1,673,901
Accrued expenses & other current liabilities	1,246,283	934,595
Current portion of long-term debt	300,000	-
Current portion of capital lease obligations	83,300	78,167
Total current liabilities	3,188,044	2,686,663

Revolving notes from related party	683,000	583,000
Long-term debt, net of unamortized discount of $339,000 ($420,000 - 2009)	2,136,080	954,616
Capital lease obligations	132,947	182,424
Deferred tax liability	80,305	70,830

Commitments and contingencies (see Note 8)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized,
17,686,284 shares issued and outstanding (16,397,887 in 2009)	353,725	327,957
Additional paid-in capital	42,300,699	38,399,033
Accumulated other comprehensive loss	(25,834)	-
Accumulated deficit	(38,607,007)	(36,489,782)
Total stockholders' equity	4,021,583	2,237,208
Total liabilities and stockholders' equity	$10,241,959	$6,714,741

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Security and commercial printing	$1,828,001	$1,941,818	$3,686,776	$4,358,509
Packaging	1,329,955	-	2,070,580	-
Technology license royalties and digital solutions	167,516	191,334	342,846	414,574
Legal products	-	114,871	-	253,496
Total Revenue	3,325,472	2,248,023	6,100,202	5,026,579
Costs of revenue
Security and commercial printing	1,389,464	1,496,256	2,753,586	3,030,324
Packaging	1,058,072	-	1,617,181	-
Technology license royalties and digital solutions	-	3,507	5,476	7,014
Legal products	-	59,757	-	122,819
Total costs of revenue	2,447,536	1,559,520	4,376,243	3,160,157
Gross profit	877,936	688,503	1,723,959	1,866,422

Operating expenses:
Selling, general and administrative	1,474,113	1,139,831	3,109,564	2,703,218
Research and development	66,688	74,676	132,355	162,092
Amortization of intangibles	183,801	323,675	430,200	647,132

Operating expenses	1,724,602	1,538,182	3,672,119	3,512,442

Operating loss	(846,666)	(849,679)	(1,948,160)	(1,646,020)

Other income (expense):
Loss in equity investment	(20,000)	-	(71,679)	-
Interest expense	(84,407)	(68,420)	(149,510)	(149,174)
Amortizaton of note discount	(40,732)	(63,756)	(81,464)	(125,455)
Gain on foreign currency transactions	-	11,782	-	11,782
Other income	-	-	143,063	-

Loss before income taxes	(991,805)	(970,073)	(2,107,750)	(1,908,867)
Income tax expense	4,737	4,738	9,475	9,476
Net loss	$(996,542)	$(974,811)	$(2,117,225)	$(1,918,343)

Other comprehensive loss:
Interest rate swap loss	(9,559)	-	(25,834)	-
Comprehensive Loss	$(1,006,101)	$(974,811)	$(2,143,059)	$(1,918,343)

Net loss per share -basic and diluted:	$(0.06)	$(0.07)	$(0.12)	$(0.13)
Weighted average common shares outstanding, basic and diluted	17,769,726	14,417,699	17,390,570	14,397,942

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,117,225)	$(1,918,343)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	641,548	819,852
Stock based compensation expense	204,961	(116,756)
Amortization of note discount	81,464	125,455
Loss in equity investment	71,679	-
Provision for inventory reserve	10,000	-
(Increase) decrease in assets:
Accounts receivable	889,660	103,817
Inventory	191,010	32,320
Prepaid expenses and other assets	(17,923)	(38,039)
Increase (decrease) in liabilities:
Accounts payable	(424,409)	205,781
Accrued expenses and other current liabilities	140,594	(21,553)
Net cash used by operating activities	(328,641)	(807,466)

Cash flows from investing activities:
Decrease in restricted cash	-	93,026
Purchase of fixed assets	(85,400)	(18,255)
Purchase of other intangible assets	(43,137)	(37,280)
Acquisition of business	(2,272,405)	-
Net cash (used) provided by investing activities	(2,400,942)	37,491

Cash flows from financing activities:
Borrowing on revolving note- related parties	100,000	930,000
Borrowings on long-term debt	1,500,000	-
Payments of long-term debt	(100,000)
Payments of capital lease obligations	(44,344)	(46,023)
Issuance of common stock, net	1,134,005	516,000

Net cash provided by financing activities	2,589,661	1,399,977

Net increase (decrease) in cash and cash equivalents	(139,922)	630,002
Cash and cash equivalents beginning of period	448,895	87,820

Cash and cash equivalents end of period	$308,973	$717,822

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The carrying amounts reported in the balance sheet as of June 30, 2010 of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company's derivative instrument is an interest rate swap that changes a variable rate into a fixed rate on the term loan and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying Consolidated Balance Sheet as of June 30, 2010.   Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at June 30, 2010, was approximately $26,000.

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

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (“IMS”) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of Internet Media Services, Inc. The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold. Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net loss during the year ending December 31, 2009 measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services, Inc. or a 37% interest) and the carrying value of the assets and liabilities sold. Given that the consideration received was not readily measurable because of the lack of activity in Internet Media Services, Inc. prior to the transaction, the Company determined that the value of the “business transferred” was more readily measurable. The Company determined the fair market value of the business transferred based on a discounted cash flow model. Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary. If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill. Investors shall not amortize goodwill associated with equity method investments after the date ASC 350/Statement No. 142, Goodwill and Other Intangible Assets, is initially applied by the entity in its entirety. The Company determined that given the lack of activity in Internet Media Services, Inc. prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill which difference amounted to approximately $243,000 at December 31, 2009.

During the six months ended June 30, 2010, the Company recognized a loss on its investment in IMS of approximately $72,000 using the equity method of accounting for the investment.

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

For the six months ended June 30, 2010 and 2009, there were up to 2,522,946 and 1,656,532, respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company acquired Premier Packaging Corporation in February 2010. During the year ended December 31, 2009, 72% of Premier Packaging’s sales were to two customers, which comprised 81% of Premier Packaging’s accounts receivable balance as of December 31, 2009.  During the six month period ended June 30, 2010, these two customers accounted for 23% of the Company’s consolidated revenue.   As of  June 30, 2010 one of the customers, which accounted for 18% of the Company’s consolidated sales for the first six months of 2010, has a contract with the Company that is currently set to expire in July 2011, and comprised 22% of the Company’s consolidated accounts receivable as of June 30, 2010

Continuing Operations - The Company has incurred significant net losses in previous years. The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines. As of June 30, 2010, the Company has approximately $309,000 in cash and $317,000 available to it under one credit facility, along with up to $1,000,000 available under a credit line at its Premier Packaging subsidiary.   To address its working capital needs, on July 21, 2010 and July 22, 2010, the Company raised a aggregate of $1,080,000, net of fees, from the sale of common stock ..   However, if the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, which although there can be no assurances, management feels that sources for these additional funds will be available through either current or future investors.

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

2.      Inventory

Inventory approximately consisted of the following:

	June 30,	December 31,
	2010	2009

Finished Goods	$283,490	$38,093
Work in process	61,271	58,493
Raw Materials	152,565	87,588
	497,326	184,174
Less inventory reserve	(10,000)	-
	$487,326	$184,174

3.      Other Intangible Assets

Other intangible assets are comprised of the following:

		June 30, 2010 (unaudited)			December 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 years	$2,038,300	$658,467	$1,379,833	$756,300	$622,285	$134,015
Patent acquisition and defense costs	Varied (1)	4,729,889	4,162,737	567,152	4,729,889	3,879,341	850,548
Patent application costs	Varied (2)	831,961	192,381	639,580	776,159	171,753	604,406
		$7,600,150	$5,013,585	$2,586,565	$6,262,348	$4,673,379	$1,588,969

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent.  As of June 30, 2010 the weighted average remaining useful life of these assets in service was 1.28 years.

(2)- patent rights are amortized over their expected useful life which is generally the legal life of the patent.  As of June 30, 2010 the weighted average remaining useful life of these assets in service was 14.6 years.

4.      Debt

Revolving Note - Related Party- On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company could borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement has annual interest rate of 2% above LIBOR and is secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  On December 11, 2009, the Company entered into a Letter Agreement with the lenders for the conversion of $2,000,000 of debt owed under the Credit Facility into 1,250,000 shares of Document Security Systems Common Stock.   In addition, the parties amended the Credit Facility to allow for a maximum borrowing of up to $1,000,000 and extended the due date to January 4, 2012.   As of June 30, 2010, the Company had outstanding $683,000 ($583,000 – December 31, 2009) under the Fagenson Credit Agreement.    Under the terms of the agreement the Company is required to comply with various covenants.  As of June 30, 2010, the Company was in default of the Fagenson Credit Agreement due to a failure to pay interest when due.  Fagenson and Co. has waived the defaults through January 1, 2012.

Interest expense for revolving notes from related parties for the six months ended June 30, 2010 was approximately $10,000 ($58,000 – 2009) of which approximately $162,000 is included in accrued expenses as of June 30, 2010 ($152,000 –December 31, 2009).

Notes Payable  - On December 9, 2009, the Company used the proceeds from a $350,000 Convertible Note and a $575,000 Promissory Note, respectively, to pay in full a $900,000 Term Note.   The $350,000 Convertible Note matures November 24, 2012, accrues interest at 10%, payable quarterly, and is convertible into up to 218,750 shares of Document Security Systems Common Stock.  The $575,000 Promissory Note matures November 24, 2012 and accrues interest at 10%, payable quarterly.   Both Notes are secured with equal rights by the assets of the Company’s wholly owned subsidiary, DPI Secuprint.   In conjunction with the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $94,000 which was recorded as discount on debt and is being amortized over the term of the Note.  Under the terms of the agreements the Company is required to comply with various covenants, which the Company was in compliance with as of June 30, 2010.

On December 30, 2009, the Company used the proceeds from a $450,000 Convertible Note to pay in full $450,000 due under a Credit Facility.   The $450,000 Convertible Note matures June 23, 2012, accrues interest at 8%, payable quarterly, is convertible into up to 260,116 shares of Document Security Systems Common Stock, and is secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, Plastic Printing Professionals and DPI Secuprint.   In conjunction with the Note, the Company issued to the holders of the Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $72,000, which was recorded as discount on debt and is being amortized over the term of the Note.  Furthermore, in conjunction with this convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $257,000, which was recorded as discount on debt and is being amortized over the term of the Note.   In addition, the Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable to the holder of the Convertible Note as a result of the Company’s failure to file a registration statement under the terms of the Note.  Under the terms of the agreements the Company is required to comply with various covenants, which the Company was in compliance  as of June 30, 2010.

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation (“Premier”) from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock.   In connection with the transaction, the Company incurred secured bank debt in the principal amount of $1,500,000 which was used to partially satisfy the purchase price of the Premier common stock. In conjunction with the transaction, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) pursuant to which Citizens Bank provided Premier Packaging Corporation with a term loan of $1,500,000, and a revolving credit line of up to $1,000,000.  The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier Packaging Corporation.  The credit facilities are also secured by cross guarantees by Document Security Systems, Inc., and its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. and Secuprint, Inc (“DPI Secuprint”).  The $1,500,000 term loan matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75%.   The proceeds of the term loan were used as partial payment of the purchase of all of the outstanding common stock of Premier Packaging Corporation.    The revolving line of credit up to $1,000,000 is accessible by the Premier Packaging division subject to certain terms matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%.  The Company subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.

5.      Stockholders’ Equity

Restricted Stock – As of June 30, 2010, there are 40,000 unvested restricted shares granted to an employee that vests proratably through December 2013.  The unvested shares are valued at $84,000.  In addition, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.  These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of June 30, 2010, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

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

Stock Options – During the six months ended June 30, 2010, the Company issued options to purchase 40,000 of its common shares at an exercise price of $2.45 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one year of service on the Company’s Board of Directors.  The fair value of these options amounted to approximately $38,000 determined by utilizing the Black Scholes option pricing model.  In addition, the Company issued options to purchase 170,000 of its common shares at an exercise prices between $3.23 and $4.00 per share under the Company’s 2004 Employees’ Stock Option Plan to certain employees.  The fair value of these options amounted to approximately $235,000 determined by utilizing the Black Scholes option pricing model.  The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with ASC 718.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the six months ended June 30, 2010, the Company had stock compensation expense of approximately $205,000 ($0.01 per share) (negative stock compensation expense of $117,000- 2009; $0.01 per share).

As of June 30, 2010, there was approximately $630,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

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

The Company has engaged a valuation expert, The Financial Valuation Group, to assist management in determining the fair value of the assets acquired.  The allocation of the purchase price and the estimated useful lives associated with the acquired assets and liabilities is as follows:

Fair value of the consideration transferred	$4,566,675	Estimated Useful Lives

Fair value of assets acquired and liabilities assumed:

Cash	$5,290
Accounts receivable	1,284,227
Inventories	504,162
Machinery and equipment	1,557,500	3 to 7 years
Other intangible assets	1,372,000	5 to 10 years
Goodwill	627,360
Total Assets	$5,350,539

Liabilities assumed:
Accounts payable	$448,128
Revolving credit lines	277,645
Accrued Liabilities	58,091
Total Liabilities	$783,864

Total prelimary purchase price	$4,566,675

Set forth below is the unaudited proforma revenue, operating loss, net loss and loss per share of the Company as if Premier Packaging Corporation had been acquired by the Company as of January 1, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2010	2009	2010	2009

Revenue	3,325,472	3,624,326	6,984,570	7,964,276
Operating Loss	(846,666)	(753,617)	(2,014,016)	(1,529,036)
Net Loss	(996,542)	(878,749)	(2,184,892)	(1,801,359)
Basic and diluted loss per share	(0.06)	(0.06)	(0.13)	(0.12)

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

In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent. Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent. On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal. As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which the Company has paid ₤327,000 through June 30, 2010 and owes approximately ₤51,000 (approximately $76,000 as of June 30, 2010), which includes approximately ₤22,000 of interest on unpaid fees, which amount is included in accrued expenses as of June 30, 2010. In April 2010, the Company was notified that a suit was filed by the ECB in the State of New York seeking summary judgment for the unpaid fees reimbursement of ₤39,000 and interest of ₤22,000, of which a ₤10,000 payment was made during the secong quarter of 2010. The suit is scheduled to be heard during the third quarter of 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. On July 6, 2010, the Company was notified that the German Court has ruled that the Patent, that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance, has now been deemed invalid in Germany due to added matter. On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court. The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal. On March 12, 2008 the Dutch Court ruled that the Patent is valid in the Netherlands. The ECB filed an appeal against the Dutch decision on March 27, 2008. The Dutch appeal was heard in June 2010, with a decision expected in October 2010. On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009. Cost reimbursement, if any, associated with the Belgium, Austrian and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet agreement described below. A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008. On March 24, 2010 the Spanish Court ruled that the Patent was valid. In Italy the validity case is to be heard again by a newly appointed judge during 2010 and a hearing in Luxembourg is expected in 2010.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated validity proceedings in eight European countries relating to the Patent. Trebuchet also agreed to pay substantially all of the litigation costs associated with any future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement under the terms of the Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest of the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (the Netherlands and Spain) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf, to proceed with infringement cases in these countries if we choose to do so. On February 18, 2010, Trebuchet, on behalf of Document Security Systems, filed an infringement suit in the Netherlands. The suit is being lodged against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V.; and Koninklijke Joh. Enschede B.V. The ECB and the security printers have been notified and the court hearing date is tentatively scheduled for January 21, 2011.

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

 In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of June 30, 2010, there has been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of June 30, 2010, the Company considers the likelihood that the payment will be required as remote.

Employment agreements - In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of June 30, 2009, all 33,333 shares had vested generating gross proceeds of approximately $99,000.  The Company has agreed to issue up to 30,000 shares of stock to pay the remaining amount due of $113,000.   As of June 30, 2010, approximately $20,000 remains due under the agreement and is recorded in accrued expenses.  Any remaining amounts due under the agreement after the shares are issued, if any, can be paid in cash or additional shares.

Operating leases with a related party - In conjunction with it acquisition of Premier Packaging in February 2010, the Company entered into a ten-year lease for a production facility in Victor, NY with Robert Bzdick, the former owner of Premier Packaging, and the Company’s Chief Operating Officer and President of  Premier Packaging.   The minimum future lease payments subsequent to June 30, 2010 under this lease are as follows:

2010	80,000
2011	160,000
2012	160,000
2013	160,000
2014	160,000
2015	178,333
Thereafter	735,000

9.      Supplemental Cash Flow Information

During the six months ended June 30, 2010, the Company issued 735,437 shares valued at $2,566,675 as a partial payment of an acquisition.  In addition, the Company satisfied approximately $54,000 of accrued expenses by issuing common stock of the Company and had a non-cash other comprehensive loss item for interest rate swap loss of approximately $26,000.  Cash paid for interest during the six months ended June 30, 2010, was approximately $112,000 ($17,000 - 2009).

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

Packaging	The Company acquired Premier Packaging in February 12, 2010 which produces packaging products such as boxes, mailers, and point of sale displays for various end-users.

Legal Supplies
Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore.com. During the fourth quarter of 2009, the Company sold its legal products business.

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2010 and 2009 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

3 months ended June 30, 2010:	Legal Supplies	Security and Commercial Printing	Packaging	Corporate	Total

Revenues from external customers	$-	$1,995,000	1,330,000	$-	$3,325,000
Depreciation and amortization	-	210,000	99,000	1,000	310,000
Segment profit (loss)	-	(563,000)	(92,000)	(342,000)	(997,000)
Identifiable assets	-	5,382,000	4,602,000	258,000	10,242,000

3 months ended June 30, 2009:

Revenues from external customers	$115,000	$2,133,000	-	$-	$2,248,000
Depreciation and amortization	5,000	404,000	-	1,000	410,000
Segment profit (loss)	9,000	(769,000)	-	(215,000)	(975,000)
Identifiable assets	252,000	6,870,000	-	707,000	7,828,000

6 months ended June 30, 2010:	Legal Supplies	Security and Commercial Printing	Packaging	Corporate	Total

Revenues from external customers	$-	$4,029,000	2,071,000	$-	$6,100,000
Depreciation and amortization	-	515,000	126,000	1,000	642,000
Segment profit (loss)	-	(1,284,000)	(75,000)	(758,000)	(2,117,000)

6 months ended June 30, 2009:

Revenues from external customers	$253,000	$4,774,000	-	$-	$5,027,000
Depreciation and amortization	10,000	808,000	-	2,000	820,000
Segment profit (loss)	27,000	(1,105,000)	-	(840,000)	(1,918,000)

11.    Subsequent Events

On July 21, 2010 and July 22, 2010, Document Security Systems entered into subscription agreements with each of twenty two (22) accredited investors.   Under these subscription agreements the Company issued an aggregate of 413,787 shares of common stock and five-year warrants to purchase 82,753 shares of common stock, in consideration of an aggregate of $1,200,000.  The warrants are exercisable at $3.75 per share. The Company paid Aegis Capital Corp., for its services as placement agent, a 7% commission, and a 3% non-accountable expense allowance, in the aggregate amount of $120,000.  In addition, we issued the placement agent five year warrants to purchase 41,379 shares of common stock, exercisable at $3.75 per share.

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

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, currency, private corporate record and, securities.  We believe we are a world leader in the research and development of optical deterrent technologies and have commercialized these technologies with a broad suite of products that offer our customers a wide array of document security solutions to satisfy their specific anti-counterfeiting requirements.  Our technology can be used in securing sensitive and critical documents such as currency, automobile titles, spare parts forms for the aerospace industry, gift certificates, permits, checks, licenses, receipts, prescription and medical forms, engineering schematics, ID cards, labels, original music, coupons, homeland security manuals, consumer product and pharmaceutical packaging, tickets, and school transcripts.  In addition, we have developed a digital product to implement our technologies in Internet-based environments utilizing standard desktop printers.  We believe that our digital technology greatly expands the reach and potential market for our technologies and solutions.  In February 2010, we acquired Premier Packaging, a privately held commercial packaging company located in Victor, NY with approximately $7.3 million in sales in 2009.   As a result of this acquisition, we have entered the packaging market with the intent to introduce our security technologies to a new audience geared toward the protection of brand counterfeiting.  We believe that the use of our technologies on product packaging presents a significant opportunity.  In addition, this acquisition will allow us to strengthen our competitive position in the traditional commercial printing and packaging markets as we will be able to offer a very price effective combination of services.

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

Results of Operations for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months ended June 30, 2009

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

Revenue

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	% change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	% change
Revenue
Security and commercial printing	$1,828,000	$1,942,000	-6%	$3,687,000	$4,359,000	-15%
Packaging	1,330,000	-		2,070,000	-
Technology license royalties and digital solutions	167,000	191,000	-13%	343,000	415,000	-17%
Legal products	-	115,000	-100%	-	253,000	-100%
Total Revenue	3,325,000	2,248,000	48%	6,100,000	5,027,000	21%

For the three months ended June 30, 2010, revenue was $3.3 million compared to $2.2 million for the three months ended June 30, 2009, an increase of 48%.   In February 2010, the Company acquired Premier Packaging Corp, which had sales of $1,330,000.  The addition of Premier Packaging sales offset a 6% decline in security and commercial print revenue and a decrease of 13% of technology license royalties and digital solutions, and the absence of legal products revenue in 2010 as the division was sold in the fourth quarter of 2009.

For the six months ended June 30, 2010, revenue was $6.1 million compared to $5.0 million for the six months ended June 30, 2009, an increase of 21%.  The addition of Premier Packaging sales offset a 15% decline in security and commercial print revenue and a decrease of 17% of technology license royalties and digital solutions, and the absence of legal products revenue in 2010 as the division was sold in the fourth quarter of 2009.

Cost of Sales and Gross Profit

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	% change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	% change

Costs of revenue
Security and commercial printing	$1,389,000	$1,496,000	-7%	$2,754,000	$3,031,000	-9%
Packaging	1,058,000	$-		1,617,000	-
Technology license royalties and digital solutions	-	4,000	-100%	5,000	7,000	-29%
Legal products	-	60,000	-100%	-	123,000	-100%
Total cost of revenue	2,447,000	1,560,000	57%	4,376,000	3,161,000	38%

Gross profit
Security and commercial printing	439,000	446,000	-2%	933,000	1,328,000	-30%
Packaging	272,000	-		453,000	-
Technology license royalties and digital solutions	167,000	187,000	-11%	338,000	408,000	-17%
Legal products	-	55,000	-100%	-	130,000	-100%
Total gross profit	878,000	688,000	28%	1,724,000	1,866,000	-8%

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	% change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	% change
Gross profit percentage:	26%	31%	-16%	28%	37%	-24%

Gross profit increased 28% to $878,000 in the second quarter of 2010 as compared to the second quarter of 2009.  The increase was primarily due to the addition of gross profits from the Company’s packaging division acquired in February 2010 which was offset by decreases in security and commercial print margins and technology licensing margins.  In addition, the Company did not have any gross profits from legal product sales as the division was sold in the fourth quarter of 2009.  Gross profit for the six months ended June 30, 2010 decreased 8%, which reflect a significant decrease in security and commercial print profits that the Company experienced in the first quarter of 2010 due to the lack of large commercial print orders in 2010 that the Company had in 2009.   The Company expects that the impact of the Company’s acquisition of it packaging division will be to decrease overall gross profit margins for at least the near future, especially as the number of non-security packaging projects out-number the security packaging projects, which the Company expect will be at higher profit margins.

Operating Expenses

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	% change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	% change

Operating Expenses
Sales, general and administrative compensation	$859,000	$835,000	3%	$1,691,000	$1,858,000	-9%
Professional Fees	133,000	40,000	233%	345,000	287,000	20%
Sales and marketing	57,000	11,000	418%	126,000	71,000	77%
Research and development	67,000	75,000	-11%	133,000	162,000	-18%
Rent and utilities	166,000	115,000	44%	308,000	270,000	14%
Other	163,000	70,000	133%	372,000	255,000	46%
	$1,445,000	$1,146,000	26%	$2,975,000	$2,903,000	2%

Other Operating Expenses
Depreciation and amortization	31,000	40,000	-23%	62,000	80,000	-23%
Stock based compensation	65,000	28,000	132%	205,000	(117,000)	275%
Amortization of intangibles	184,000	324,000	-43%	430,000	647,000	-34%
	280,000	392,000	-29%	697,000	610,000	14%

Total Operating Expenses	1,725,000	1,538,000	12%	3,672,000	3,513,000	5%

Selling, General and Administrative

Sales, general and administrative compensation costs were 3% higher in the three months ending June, 30, 2010 as compared to the three months ended June 30, 2009, which reflects the impact of the addition of approximately $149,000 of SG&A compensation expense from the packaging division the Company acquired in February 2010.  Otherwise, SG&A compensation costs would have decreased 15% during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 as the result of staff reductions that the Company made throughout 2009 and in early 2010.

For the six months ended June 30, 2010, SG&A compensation costs decreased 9% despite the addition of the packaging division, which added $219,000 of SG&A compensation expense.  Otherwise, SG&A compensation expense has decreased 21% during the first six months of 2010 as compared to the first six months of 2009, which reflect the staff reductions that the Company made throughout 2009 and in early 2010.

Professional fees in the three months ended June 30, 2010 were $133,000 due to costs associated with corporate legal and accounting costs, along with approximately $43,000 of costs of the Company’s annual report mailing and shareholder’s meeting.  In addition, the Company increased is consulting costs during the second quarter of 2010 for business development efforts.  Professional fees for the second quarter of 2009 were offset by a one-time reduction of expense due to the reversal of previously accrued consulting costs that were never incurred and never billed by consultant.  Without this one time item, professional fees during the second quarter of 2009 would have been approximately $100,000.

For the six months ended 2010, professional fees have increased 20% from the first six months of 2009, primarily due to the above-mentioned one-term expense reduction item in second quarter of 2009, offset by increases in consulting expense during 2010 for a business development consultant, and due to approximately $30,000 of legal and financial fees associated with the Company’s acquisition of Premier Packaging in February 2010.

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

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  For the three months ended June 30, 2010, these costs increased by $93,000 or 133%, from the three months ended June 30, 2009, primarily the result of one-time reversals of rent expense and bad debt expense recorded by the Company in the 2009 period.   Otherwise, other operating expenses for the three and six month periods ended June 30, 2010 were generally consistent with the 2009 periods.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock based compensation in the second quarter of 2010 was $65,000 as compared to $28,000 in the second quarter of 2009 which reflected the impact of options granted to employees at Premier Packaging when the Company acquired it in February 2010, and to certain senior management, along with stock based compensation expense related to warrants issued to third parties for consulting.

Stock based compensation in the first six months of 2010 was $205,000 as compared to a negative $117,000 stock based compensation expense for the first six months of 2009 which reflected the effect of  reversals of previously recorded stock based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during the first quarter of  2009.

Amortization of intangibles expense decreases in the three and six month periods ended June 30, 2010, as compared to the 2009 periods were a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset, offset by increases in amortization of other intangible expense of new other intangibles acquired.

Other Income and expenses

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	% change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	% change

Other income (expense):
Interest expense	(84,000)	(68,000)	24%	(150,000)	(149,000)	1%
Amortizaton of note discount	(41,000)	(64,000)	-36%	(81,000)	(125,000)	-35%
Loss in equity investment	(20,000)	-		(72,000)	-
Gain on foreign currency transactions	-	12,000	-100%	-	12,000	-100%
Other income	-	-		143,000	-

Other income (expense), net	(145,000)	(120,000)	21%	(160,000)	(262,000)	-39%

Loss in equity investment: The Company recognizes gains or losses on its investment in Internet Media Services, the entity that purchased Legalstore.com business from the Company in October 2009 under the equity method of accounting for investments.

Other income: In March, 2010, the Company received notification that it was due approximately $143,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax year ended 2008 which the Company received in April, 2010.

Net Loss and Loss Per Share

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	% change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	% change
Net loss	$(997,000)	$(975,000)	2%	$(2,117,000)	$(1,918,000)	10%
Net loss per share, basic and diluted	$(0.06)	$(0.07)	-14%	$(0.12)	$(0.13)	-8%
Weighted average common shares outstanding, basic and diluted	17,769,726	14,417,699	23%	17,390,570	14,397,942	21%

During the three months ended June 30, 2010, the Company experienced a net loss of $997,000, a 2% increase from the net loss during the three months ended June 30, 2009.  The increase in net loss during the quarter was due to several factors, including a increases in legal fees, consulting fees, rent and utilities and other operating expense, and stock based compensation that more than offset an increase in gross profit and decreases in amortization expense and note discount amortization.

During the six months ended June 30, 2010, the Company has experienced a net loss of $2,117,000, a 10% increase from the net loss during the six months ended June 30, 2009.  The increase in net loss during this period was due to several factors, including a increases in legal fees, consulting fees, rent and utilities and other operating expense, and stock based compensation that more than offset an increase in gross profit and decreases in amortization expense and note discount amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	June 30, 2010		June 30, 2009		% change vs. 2009

Cash flows from:

Operating activities	$(329,000)		$(807,000)		63%
Investing activities	(2,401,000)		37,000		6589%
Financing activities	2,590,000		1,400,000		-83%

Working capital	(798,000)		(4,553,000)		-82%
Current ratio	0.75	x	0.35	x	115%

Cash and cash equivalents	$309,000		$718,000		-57%
Funds Available from Open Credit Facilities	$1,317,000		$387,000		240%
Debt (excluding unamortized debt discount)	$3,674,000		$4,329,000		-15%

As of June 30, 2010, our cash balance was approximately $309,000, down from $449,000 at December 31, 2009.  During the first six months of 2010, the Company used $295,000 of cash for operations, a 63% improvement over the use of cash for the first six months of 2009, which reflects the positive effect of cost cuts at every division that allows the Company to use less cash to support its operations.    On February 12, 2010, the Company acquired Premier Packaging Corp for $2,000,000 in cash, which was funded by proceeds from a $1,500,000 Term Note and the proceeds from the exercise of warrants by certain warrant holders that the Company received during the quarter.

Future Capital Needs As of June 30, 2010, the Company has approximately $309,000 in cash and $317,000 available to it under one credit facility, along with up to $1,000,000 available under a credit line at its Premier Packaging subsidiary.   While the Company’s working capital position has significantly improved since December 31, 2009, the Company continued to incur operating losses during the first six months of 2010.  In July of 2010, the Company was able to raise a gross of $1,200,000 from the private sales of its common stock to meet much of it near term funding requirements.  However, if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy, which although there can be no assurances, management feels that sources for these additional funds will continue to be available through either current or future investors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the first six months of 2010, the Company added the accounting staff from its acquisition of a packaging company in February 2010, and will incorporate these individuals into its financial reporting process.   The Company will evaluate the effect of its changes in internal controls during its annual assessment of its internal controls as of December 31, 2010.   Additionally, as described above under "Controls And Procedures - Evaluation of Disclosure Controls and Procedures," we also began implementing additional procedures to address the material weaknesses identified in our internal controls over financial reporting.

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, other than the changes discussed above, no other changes in our internal control over financial reporting occurred during the second three months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England  ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which the Company has paid  ₤327,000 through June 30, 2010 and owes approximately ₤51,000 (approximately $76,000 as of June 30, 2010), which includes approximately ₤22,000 of interest on unpaid fees, which amount is included in accrued expenses as of June 30, 2010.   In April 2010, the Company was notified that a suit was filed by the ECB in the State of New York seeking summary judgment for the unpaid fees reimbursement of ₤29,000 and interest of ₤22,000 which is scheduled to be heard during the third quarter of 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  On July 6, 2010, the Company was notified that the German Court has ruled that the Patent, that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance, has now been deemed invalid in Germany due to added matter.   On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court  ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal was heard in June 2010, with a decision expected in October 2010.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Cost reimbursement, if any, associated with the Belgium, Austrian and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet agreement described below.  A trial was also held in Madrid, Spain on June 3 and 5, 2008 and oral and written closing submissions were made on July 19, 2008.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge during 2010 and a hearing in Luxembourg is expected in 2010.

On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated validity proceedings in eight European countries relating to the Patent.  Trebuchet also agreed to pay substantially all of the litigation costs associated with any future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement under the terms of the Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest of the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (the Netherlands and Spain) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf, to proceed with infringement cases in these countries if we choose to do so.   On February 18, 2010, Trebuchet, on behalf of Document Security Systems, filed an infringement suit in the Netherlands.  The suit is being lodged against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V.; and Koninklijke Joh. Enschede B.V.    The ECB and the security printers have been notified and the court hearing date is tentatively scheduled for January 21, 2011.

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

The Company has incurred significant net losses in previous years. The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines. As of June 30, 2010, the Company has approximately $309,000 in cash and $317,000 available to it under one credit facility, along with up to $1,000,000 available under a credit line available to its Premier Packaging subsidiary.  To address its working capital needs, on July 21, 2010 and July 22, 2010, the Company raised  an aggregate of $1,080,000, net of fees,  from the sale of common stock ..   However, if the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, which although there can be no assurances, management feels that sources for these additional funds will be available through either current or future investors.  If we are not successful in generating needed funds from operations or in capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

We have a significant amount of indebtedness and may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of June 30, 2010, we have the following approximate amounts of outstanding indebtedness:

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

(iii)	$575,000 Promissory Note bearing interest at 10% per annum due November 24, 2012 and is secured by the assets of the Company’s wholly owned subsidiary DPI Secuprint.

(iv)	$683,000 due under a Credit Facility to a related party under which the Company can borrow up to $1,000,000 bearing interest at LIBOR plus 2% per annum due January 4, 2012.

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

(vi)
Up to $1,000,000  in a revolving line of credit available for use by Premier Packaging, subject to certain limitations which matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%. As of June 30, 2010, there was $0 outstanding on the line.

We have not made interest payments on the Credit Facility to a related party and have had to obtain a default waiver from the holder in the past, including one as of June 30, 2010.  Absent a new financing or series of financings, our current operations may not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, we may default in these obligations in the future and there is no guarantee that we will be able to obtain default waivers from the holders in the future.

If we lose our current litigation, we may lose certain of our technology rights, which may affect our business plan.

We are subject to litigation and threatened litigation, including without limitation our litigation with the European Central Bank, in which parties allege, among other things, that certain of our patents are invalid.  If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated.   Furthermore, we have granted nearly all control over our ECB Litigation to a third party, Trebuchet Capital Partners, LLC., who may or may not have the resources or capabilities to successfully defend our patent rights or meet its financial obligations.   If Trebuchet is unable to meet its financial obligations, then we may be obligated to pay for certain court mandated legal costs to the ECB or other parties, which may materially affect our financial condition.

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

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from our recent acquisition Premier Packaging Corp in February 2010 are based on information currently available to us and may prove to be incorrect. We may not realize any anticipated benefits of either of this acquisition and may not be successful in integrating the acquired assets into our existing business.  In particular, 72% of Premier Packaging’s sales for the year ended December 31, 2009 were with two customers and which comprised 81% of Premier Packaging’s accounts receivable balance as of December 31, 2009.  During the six month period ended June 30, 2010, these two customers accounted for 23% of the Company’s consolidated revenue.   One of the customers, which accounted for 18% of the Company’s consolidated sales, has a contract with the Company that ends in July 2011, and comprised 22% of the Company’s consolidated accounts receivable as of June 30, 2010

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

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

As of June 30, 2010, there were approximately 182 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws.   If our Board of Directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of June 30, 2010, we had (i) outstanding stock options and warrants to purchase an aggregate of 1,959,080 shares of our Common Stock at exercise prices ranging from $1.86 to $12.65 per share; (ii) 85,000 unvested restricted shares of our common stock that are subject to various vesting terms, and (iii) convertible notes that convert to up to 478,866 shares of our common stock.   To the extent that these securities are converted into common stock, dilution to our stockholders will occur.   Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2010 and July 22, 2010, Document Security Systems entered into subscription agreements with each of twenty two (22) accredited investors.   Under these subscription agreements the Company issued an aggregate of 413,787 shares of common stock and five-year warrants to purchase 82,753 shares of common stock, in consideration of an aggregate of $1,200,000.  The warrants are exercisable at $3.75 per share. The Company paid Aegis Capital Corp., for its services as placement agent, a 7% commission, and a 3% non-accountable expense allowance, in the aggregate amount of $120,000.  In addition, we issued the placement agent five year warrants to purchase 41,379 shares of common stock, exercisable at $3.75 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company has a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Credit Agreement,as amended, the Company can borrow up to a maximum of $1,000,000 from time to time up to and until January 4, 2012.  As of June 30, 2010, the Company was in default of the agreement due to a failure to pay interest when due.  The holder has waived the default through January 1, 2012.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on June 10, 2010:

1.           Election of seven Directors to serve for a term of one year until the 2011 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

2.           Ratification of the appointment of Freed Maxick & Battaglia, CPAs, PC, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010.

The nominees for director were elected based on the following vote:

Nominees for Director	For	Withheld
Patrick White	7,671,521	251,040
David Wicker	7,899,604	22,957
Robert Bzdick	7,898,526	24,035
Timothy Ashman	7,339,412	583,149
Robert B. Fagenson	7,540,359	382,202
Ira A. Greenstein	7,540,437	382,124
Alan E. Harrison	7,339,787	582,774

There were 4,933,560 broker held non-voted shares represented at the Meeting with respect to this matter.

The proposal to ratify the appointment of Freed Maxick & Battaglia, CPAs, PC, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010 was adopted and received the following votes:

For	Against	Abstain
12,713,454	24,948	117,819

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

DOCUMENT SECURITY SYSTEMS, INC.

August 12, 2010	By:	/s/ Patrick White
Patrick White Chief Executive Officer

August 12, 2010	By:	/s/ Philip Jones
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