Form 10-Q
period 2010-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2010-11-15
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Applicable only to corporate issuers

As of November 12, 2010 (the most recent practicable date), there were 18,191,166 shares of the issuer's Common Stock, $0.02 par value per share, issued.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q

PART I

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$408,082	$448,895
Accounts receivable, net of allowance of $66,000 ($66,000- 2009)	1,835,093	1,143,939
Inventory, net	813,717	184,174
Prepaid expenses and other current assets	80,675	91,310
Investment	228,607	-
Total current assets	3,366,174	1,868,318

Fixed assets, net	2,652,350	1,286,226
Other assets	325,953	305,507
Investment	-	350,000
Goodwill	1,943,081	1,315,721
Other intangible assets, net	2,396,599	1,588,969
Total assets	$10,684,157	$6,714,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,715,431	$1,673,901
Accrued expenses & other current liabilities	1,079,293	934,595
Dividends payable	228,607	-
Revolving line of credit	285,705	-
Current portion of long-term debt	300,000	-
Current portion of capital lease obligations	85,994	78,167
Total current liabilities	3,695,030	2,686,663

Revolving notes from related party	583,000	583,000
Long-term debt, net of unamortized discount of $298,000 ($420,000 -2009)	2,101,812	954,616
Capital lease obligations	105,173	182,424
Deferred tax liability	85,042	70,830

Commitments and contingencies (see Note 8)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 18,106,166 shares issued and outstanding (16,397,887 in 2009)	362,122	327,957
Additional paid-in capital	43,273,348	38,399,033
Accumulated other comprehensive loss	(31,834)	-
Accumulated deficit	(39,489,536)	(36,489,782)
Total stockholders' equity	4,114,100	2,237,208
Total liabilities and stockholders' equity	$10,684,157	$6,714,741

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Security and commercial printing	$1,620,204	$2,246,700	$5,306,980	$6,605,209
Packaging	1,381,526	-	3,452,106	-
Technology license royalties and digital solutions	149,206	204,334	492,052	618,908
Legal products	-	101,611	-	355,107
Total Revenue	3,150,936	2,552,645	9,251,138	7,579,224
Costs of revenue
Security and commercial printing	1,210,009	1,516,188	3,963,595	4,546,512
Packaging	1,056,274	-	2,673,455	-
Technology license royalties and digital solutions	-	3,507	5,476	10,521
Legal products	-	56,073	-	178,892
Total costs of revenue	2,266,283	1,575,768	6,642,526	4,735,925
Gross profit	884,653	976,877	2,608,612	2,843,299

Operating expenses:
Selling, general and administrative	1,332,229	1,436,533	4,441,793	4,139,751
Research and development	71,731	61,317	204,086	223,409
Amortization of intangibles	189,467	323,936	619,667	971,068
Operating expenses	1,593,427	1,821,786	5,265,546	5,334,228

Operating loss	(708,774)	(844,909)	(2,656,934)	(2,490,929)

Other income (expense):
Interest income	-	18,140	-	18,140
Loss in equity investment	(49,714)	-	(121,393)	-
Interest expense	(78,572)	(57,998)	(228,082)	(207,172)
Amortizaton of note discount	(40,732)	(63,756)	(122,196)	(189,211)
Gain on foreign currency transactions	-	(1,453)	-	10,329
Other income	-	-	143,063	-

Loss before income taxes	(877,792)	(949,976)	(2,985,542)	(2,858,843)

Income tax expense	4,737	4,738	14,212	14,214
Net loss	$(882,529)	$(954,714)	$(2,999,754)	$(2,873,057)

Other comprehensive loss:
Interest rate swap loss	(6,000)	-	(31,834)	-

Comprehensive Loss	$(888,529)	$(954,714)	$(3,031,588)	$(2,873,057)

Net loss per share -basic and diluted:	$(0.05)	$(0.06)	$(0.17)	$(0.20)

Divedend per share	$0.01	$-	$0.01	$-

Weighted average common shares outstanding, basic and diluted	18,008,012	14,711,105	17,599,410	14,510,056

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,999,754)	$(2,873,057)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	949,683	1,221,103
Stock based compensation expense (reversal)	336,111	(78,725)
Amortization of note discount	122,196	189,211
Loss in equity investment	121,393	-
Provision for inventory reserve	10,000	-
(Increase) decrease in assets:
Accounts receivable	593,122	(88,690)
Inventory	(135,381)	28,890
Prepaid expenses and other assets	(59,881)	(33,261)
Increase (decrease) in liabilities:
Accounts payable	(406,598)	367,454
Accrued expenses and other current liabilities	207,614	(216,574)
Net cash used by operating activities	(1,261,495)	(1,483,649)

Cash flows from investing activities:
Decrease in restricted cash	-	131,004
Purchase of fixed assets	(138,640)	(18,255)
Purchase of other intangible assets	(118,999)	(183,630)
Acquisition of business	(2,272,405)	-
Net used by investing activities	(2,530,044)	(70,881)

Cash flows from financing activities:
Borrowing on revolving note- related parties	100,000	1,030,000
Repayment on revolving note- related parties	(100,000)	(280,000)
Borrowings on revolving line of credit	285,705	-
Borrowings on long-term debt	1,500,000	-
Payments of long-term debt	(175,000)	-
Payments of capital lease obligations	(69,424)	(101,717)
Issuance of common stock, net	2,209,445	1,241,503
Net cash provided by financing activities	3,750,726	1,889,786

Net increase (decrease) in cash and cash equivalents	(40,813)	335,256
Cash and cash equivalents beginning of period	448,895	87,820
Cash and cash equivalents end of period	$408,082	$423,076

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The carrying amounts reported in the balance sheet as of September 30, 2010 of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company's derivative instrument is an interest rate swap that changes a variable rate into a fixed rate on the term loan and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying Consolidated Balance Sheet as of September 30, 2010.   Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at September 30, 2010, was approximately $32,000.

Conventional Convertible Debt -When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants. The Company recorded a BCF as a debt discount pursuant to ASC Topic 470-20, (formerly EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s)"). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (“IMS”) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of IMS. The Company recorded its investment IM as an equity method investment at the fair market value of the business sold.  Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net loss during the year ending December 31, 2009 measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of IMS or a 37% interest) and the carrying value of the assets and liabilities sold. Given that the consideration received was not readily measurable because of the lack of activity in IMS prior to the transaction, the Company determined that the value of the “business transferred” was more readily measurable. The Company determined the fair market value of the business transferred based on a discounted cash flow model. Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary. If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill. Investors shall not amortize goodwill associated with equity method investments after the date ASC 350 (formally Statement No. 142, Goodwill and Other Intangible Assets), is initially applied by the entity in its entirety. The Company determined that given the lack of activity in IMS prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill which difference amounted to approximately $243,000 at December 31, 2009.

Up until September 23, 2010, the Company recognized a loss on its investment in IMS of approximately $121,000 using the equity method of accounting for the investment.   On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company would distribute to its stockholders of record on October 8, 2010 on a pro-rata basis its shares of stock in Internet Media Services.  As a result, the Company has recorded a dividend payable of approximately $229,000 which was the book value of the investment as of September 23, 2010.

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

For the nine months ended September 30, 2010 and 2009, there were up to 2,580,699 and 1,815,270 respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company acquired Premier Packaging Corporation in February 2010. During the year ended December 31, 2009, 72% of Premier Packaging’s sales were to two customers and which comprised 81% of Premier Packaging’s accounts receivable balance as of December 31, 2009.  During the nine month period ended September 30, 2010, these two customers accounted for 32% of the Company’s consolidated revenue.   As of  September 30, 2010 one of the customers, which accounted for 25% of the Company’s consolidated sales for the first nine months of 2010, has a contract with the Company that is currently set to expire in July 2011, and comprised 26% of the Company’s consolidated accounts receivable as of September 30, 2010

Continuing Operations - The Company has incurred significant net losses in previous years. The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines. As of September 30, 2010, the Company has approximately $408,000 in cash but a negative working capital of $329,000.   As of September 30, 201, the Company has $417,000 available to it under one credit facility, along with up to $714,000 available under a credit line at its Premier Packaging subsidiary, which the Company may need to use in order to ensure it has sufficient working capital to operate its business.  Furthermore, the Company may need additional funds for its business.  To address its working capital needs in the past, the Company has been able to obtain equity based financing, including most recently, on July 21, 2010 and July 22, 2010, the Company raised a aggregate of $1,080,000, net of fees, from the sale of common stock.    The Company expects to be able to continue to obtain equity based financing to meet its obligations if the Company cannot generate sufficient cash from its operations, although there is no guarantee that the Company will be able to do so.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

2.    Inventory

Inventory approximately consisted of the following:

	September 30,	December 31,
	2010	2009

Finished Goods	$381,274	$38,093
Work in process	145,135	58,493
Raw Materials	297,308	87,588
	823,717	184,174
Less inventory reserve	(10,000)	-
	$813,717	$184,174

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		September 30, 2010 (unaudited)			December 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 years	$2,038,300	$736,588	$1,301,712	$756,300	$622,285	$134,015
Patent acquisition and defense costs	Varied (1)	4,729,889	4,257,789	472,100	4,729,889	3,879,341	850,548
Patent application costs	Varied (2)	831,961	209,174	622,787	776,159	171,753	604,406
		$7,600,150	$5,203,551	$2,396,599	$6,262,348	$4,673,379	$1,588,969

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent.  As of September 30, 2010 the weighted average remaining useful life of these assets in service was 1.24 years.

(2)- patent rights are amortized over their expected useful life which is generally the legal life of the patent.  As of September 30, 2010 the weighted average remaining useful life of these assets in service was 14.4 years.

4.     Debt

Revolving Note - Related Party- On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Fagenson Credit Agreement, the Company could borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement has annual interest rate of 2% above LIBOR and is secured by the Common Stock of Plastic Printing Professionals, Inc., (“P3”) the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  On December 11, 2009, the Company entered into a Letter Agreement with the lender for the conversion of $2,000,000 of debt owed under the Credit Facility into 1,250,000 shares of Document Security Systems Common Stock.   In addition, the parties amended the Credit Facility to allow for a maximum borrowing of up to $1,000,000 and extended the due date to January 4, 2012.   As of September 30, 2010, the Company had outstanding $583,000 ($583,000 – December 31, 2009) under the Fagenson Credit Agreement.    Under the terms of the agreement the Company is required to comply with various covenants.  As of September 30, 2010, the Company was in default of the Fagenson Credit Agreement due to a failure to pay interest when due.  Fagenson and Co. has waived the defaults through January 1, 2012.

Interest expense for revolving notes from related parties for the nine months ended September 30, 2010 was approximately $14,000 ($84,000 – 2009) of which approximately $167,000 is included in accrued expenses as of September 30, 2010 ($152,000 –December 31, 2009).

Notes Payable  - On December 9, 2009, the Company used the proceeds from a $350,000 Convertible Note and a $575,000 Promissory Note, respectively, to pay in full a $900,000 Term Note.   The $350,000 Convertible Note matures November 24, 2012, accrues interest at 10%, payable quarterly, and is convertible into up to 218,750 shares of Document Security Systems Common Stock.  The $575,000 Promissory Note matures November 24, 2012 and accrues interest at 10%, payable quarterly.   Both Notes are secured with equal rights by the assets of the Company’s wholly owned subsidiary, DPI Secuprint.   In conjunction with the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $94,000 which was recorded as discount on debt and is being amortized over the term of the Note.  Under the terms of the agreements the Company is required to comply with various covenants, which the Company was in compliance with as of September 30, 2010.

On December 30, 2009, the Company used the proceeds from a $450,000 Convertible Note to pay in full $450,000 due under a Credit Facility.   The $450,000 Convertible Note matures June 23, 2012, accrues interest at 8%, payable quarterly, is convertible into up to 260,116 shares of Document Security Systems Common Stock, and is secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, Plastic Printing Professionals and DPI Secuprint.   In conjunction with the Note, the Company issued to the holders of the Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $72,000, which was recorded as discount on debt and is being amortized over the term of the Note.  Furthermore, in conjunction with this convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $257,000, which was recorded as discount on debt and is being amortized over the term of the Note.   In addition, the Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable under the terms of the Convertible Note as a result of the Company’s failure to timely file a registration statement for the shares issuable upon conversion of the note and underlying the warrants, respectively,   Under the terms of the agreements the Company is required to comply with various covenants, which the Company was in compliance as of September 30, 2010.

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation (“Premier”) from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock.   In connection with the transaction, the Company incurred secured bank debt in the principal amount of $1,500,000 which was used to partially satisfy the purchase price of the Premier common stock. In conjunction with the transaction, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) pursuant to which Citizens Bank provided Premier Packaging Corporation with a term loan of $1,500,000, and a revolving credit line of up to $1,000,000.  The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier Packaging Corporation.  The credit facilities are also secured by cross guarantees by Document Security Systems, Inc., and its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. and Secuprint, Inc (“DPI Secuprint”).  The $1,500,000 term loan matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at LIBOR plus 3.75%.   The proceeds of the term loan were used as partial payment of the purchase of all of the outstanding common stock of Premier Packaging Corporation.    The revolving line of credit up to $1,000,000 is accessible by the Premier Packaging division subject to certain terms matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%.   The Company subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.  As of September 30, 2010, the remaining principal balance due on the Note was $1,325,000 and there was approximately $286,000 outstanding on the revolving credit line.

5.     Stockholders’ Equity

Restricted Stock – As of September 30, 2010, there are 40,000 unvested restricted shares granted to an employee that vests proratably through December 2013.  The unvested shares are valued at $84,000.  In addition, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of September 30, 2010, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

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

Stock Options – During the nine months ended September 30, 2010, the Company issued options to purchase 40,000 of its common shares at an exercise price of $2.45 per share to non-employee directors pursuant to the 2004 Non-Employee Officer Director Stock Option Plan that vest at the end of one year of service on the Company’s Board of Directors.  The fair value of these options amounted to approximately $38,000 determined by utilizing the Black Scholes option pricing model.  In addition, the Company issued options to purchase 170,000 of its common shares at an exercise prices between $3.23 and $4.00 per share under the Company’s 2004 Employees’ Stock Option Plan to certain employees.  The fair value of these options amounted to approximately $235,000 determined by utilizing the Black Scholes option pricing model.  The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with ASC 718.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the nine months ended September 30, 2010, the Company had stock compensation expense of approximately $336,000 and impacted net loss by  ($0.02 per share) (negative stock compensation expense of $79,000- 2009; $0.01 per share).

As of September 30, 2010, there was approximately $454,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest proratably through December 2013.

Dividend Declared -On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company would distribute to its stockholders of record on October 8, 2010 on a pro-rata basis its 7,500,000 shares of  stock in Internet Media Services.  As a result, the Company has recorded a dividend payable of approximately $229,000 which was the book value of the investment as of September 23, 2010.

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

The acquisition has been accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.  The Company incurred approximately $30,000 of acquisition related legal and professional fees that were expensed in the period in which they were incurred.   The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  Based on management’s preliminary assumptions, the fair value of the assets acquired and liabilities assumed was less than the purchase price resulting in the recording of goodwill.   Goodwill totaling approximately $627,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and is due primarily to expected increased market penetration from future products in the secure packaging market and synergies expected from combining packaging capabilities of Premier with the printing capabilities of the Company’s Secuprint division.   The goodwill recorded with the transaction is not deductible for income taxes.   Since the acquisition through September 30, 2010, Premier has $1,382,000 in sales and a net loss of $27,000

The Company engaged a valuation expert, The Financial Valuation Group, to assist management in determining the fair value of the assets acquired.  The allocation of the purchase price and the estimated useful lives associated with the acquired assets and liabilities is as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2010	2009	2010	2009

Revenue	3,150,936	4,214,950	10,135,506	12,179,226
Operating Loss	(708,774)	(749,606)	(2,722,790)	(2,278,642)
Net Loss	(882,529)	(859,411)	(3,067,421)	(2,660,770)
Basic and diluted loss per share	(0.05)	(0.06)	(0.17)	(0.18)

7.     Other Income

In March, 2010, the Company received notification that it was due approximately $143,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax year ended 2008 which the Company received in April, 2010.

8.     Commitments and Contingencies

Legal Matters - On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated, the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

 In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England  ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490.  At September 30, 2010, the Company had paid all except approximately $16,000 of the final assessment.  The remaining  $16,000 was in accrued expenses as of September 30, 2010 which the Company paid in full as of October 31, 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  On July 6, 2010, the Company was notified that the German Court has ruled that the Patent, that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance, has now been deemed invalid in Germany due to added matter.   On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court  ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal was heard in June 2010, with a decision expected in late 2010 or early 2011.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Cost reimbursement, if any, associated with the Belgium, Austrian, and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet agreement described below.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is expected to be heard again by a newly appointed judge in late 2010 and a hearing in Luxembourg thereafter.

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

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (the Netherlands and Spain) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf, to proceed with infringement cases in these countries if we choose to do so.   On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands.  The suit is being lodged against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V.; and Koninklijke Joh. Enschede B.V.    The ECB and the security printers have been notified and the court hearing date is tentatively scheduled for January 21, 2011.

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

 In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the net settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the net settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of September 30, 2010, there has been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC (“DPI”) in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of September 30, 2010, the Company considers the likelihood that the payment will be required as remote.

Employment agreements - In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of September 30, 2010, there is no remaining amount due under the agreement.

Operating leases with a related party - In conjunction with it acquisition of Premier Packaging in February 2010, the Company entered into a ten-year lease for a production facility in Victor, NY with Robert Bzdick, the former owner of Premier Packaging, and the Company’s Chief Operating Officer and President of  Premier Packaging.   The minimum future lease payments subsequent to September 30, 2010 under this lease are as follows:

2010	$40,000
2011	$160,000
2012	$160,000
2013	$160,000
2014	$160,000
2015	$160,000
Thereafter	$735,000

9.      Supplemental Cash Flow Information

During the nine months ended September 30, 2010, the Company issued 735,437 shares valued at $2,566,675 as a partial payment of an acquisition.  In addition, the Company satisfied approximately $74,000 of accrued expenses by issuing common stock of the Company and had a non-cash other comprehensive loss item for an interest rate swap loss of approximately $32,000.  Cash paid for interest during the nine months ended September 30, 2010, was approximately $185,000 ($153,000 - 2009).  On September 23, 2010, the Company declared a "non-cash" dividend of 7,500,000 shares of the Company's investment in Internet Media Services to be distributed to stockholders of the Company on record on October 8, 2010.  During the nine months ended September 30, 2009, the Company entered into capital leases of approximately $96,000 for production equipment at its commercial print facility and satisfied approximately $33,000 of accrued expenses by issuing common stock.

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2010 and 2009 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

3 months ended September 30, 2010:	Legal Supplies	Security and Commercial Printing	Packaging	Corporate	Total
Revenues from external customers	$-	$1,769,000	$1,382,000	$-	$3,151,000
Depreciation and amortization	-	221,000	86,000	1,000	308,000
Segment profit (loss)	-	(657,000)	(27,000)	(199,000)	(883,000)
Indentifiable assets	-	5,099,000	5,177,000	408,000	10,684,000

3 months ended September 30, 2009:
Revenues from external customers	$102,000	$2,451,000	$-	$-	$2,553,000
Depreciation and amortization	5,000	395,000	-	1,000	401,000
Segment profit (loss)	10,000	(505,000)	-	(460,000)	(955,000)
Indentifiable assets	255,000	6,649,000	-	431,000	7,335,000

9 months ended September 30, 2010:	Legal Supplies	Security and Commercial Printing	Packaging	Corporate	Total
Revenues from external customers	$-	$5,799,000	$3,452,000	$-	$9,251,000
Depreciation and amortization	-	736,000	212,000	2,000	950,000
Segment profit (loss)	-	(1,941,000)	(102,000)	(957,000)	(3,000,000)
Indentifiable assets	-	5,099,000	5,177,000	408,000	10,684,000

9 months ended September 30, 2009:
Revenues from external customers	$355,000	$7,224,000	$-	$-	$7,579,000
Depreciation and amortization	15,000	1,203,000	-	3,000	1,221,000
Segment profit (loss)	37,000	(1,610,000)	-	(1,300,000)	(2,873,000)
Indentifiable assets	255,000	6,649,000	-	431,000	7,335,000

11.     Subsequent Events

On October 8, 2010, the Company wholly owned subsidiary, Premier Packaging Corporation amended its  Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases.   The Company has 12 months to draw a line of credit, after which the balance of funds advanced from the line is converted into a 5 year term loan.  Interest accrues at  LIBOR plus 3.00%.   The Credit Facility Agreement was amended to include the Standby Term Note and contains customary representations and warranties, affirmative and negative covenants, and events of default and is secured by all of the assets of Premier Packaging Corporation.  The Credit Facility is secured by cross guarantees by Document Security Systems, Inc., and its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. and Secuprint, Inc.   On October 12, 2010, the Company drew approximately $53,000 from the Standby line for the purchase of certain equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Form 10-K for the year ended December 31, 2009, and those described herein that could cause actual results to differ materially from the results anticipated in the forward-looking statements, and the following:

•	Our limited operating history with our business model,
•
Our low cash balance and negative working capital and limited financing currently available to us, we may in the near future have a number of obligations that we will be unable to meet without generating additional income or raising additional capital,

•	The risk of insolvency or bankruptcy if we cannot generate additional income or raise additional capital in the near future,
•	Further cost reductions or curtailment in future operations due to our low cash balance and negative cash flow,
•	Our ability to effect a financing transaction to fund our operations could adversely affect the value of your stock,
•	Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the current patent validity and patent infringement litigations,
•	The loss in current litigation in which we may lose certain of our technology rights, which may affect our business plan,
•	The inability to adequately protect our intellectual property,
•	Intellectual property infringement or other claims against us, our customers or our intellectual property that could be costly to defend and result in our loss of significant rights,
•	The failure of our products and services to achieve market acceptance,
•	Changes in document security technology and standards could render our applications and services obsolete,
•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

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

Legal Products:  We also owned and operated Legalstore.com, an Internet company which sells legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields.  On October 8, 2009 we sold the assets and liabilities associated with our Legalstore.com business in exchange for 7,500,000 shares of common stock of Internet Media Services, Inc., representing approximately 37% of the outstanding shares of the newly formed company.  Commencing on October 18, 2010, the Company distributed its 7,500,000 shares of Internet Media Services to the Company’s shareholders of record on October 8, 2010 on a pro-rata basis.     The shares of Internet Media Services were recorded as an equity method investment by the Company and had a book value of approximately $229,000 on the date the dividend was declared.

Results of Operations for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months ended September 30, 2009

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.   During the third quarter of 2009, the Company’s Board of Directors finalized an agreement to sell its legal products business.   In accordance with ASC 205-20-45, the Company reported the results of Legalstore.com as continued operations because the operations and cash flow of the component were not eliminated and given the Company’s continued involvement after the sale.

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2009.

Revenue

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
Revenue
Security and commercial printing	$1,620,000	$2,247,000	-28%	$5,307,000	$6,605,000	-20%
Packaging	1,382,000	-		3,452,000	-
Technology license royalties and digital solutions	149,000	204,000	-28%	492,000	619,000	-21%
Legal products	-	102,000	-100%	-	355,000	-100%
Total Revenue	$3,151,000	$2,553,000	23%	$9,251,000	$7,579,000	22%

For the three months ended September 30, 2010, revenue was $3.2 million compared to $2.6 million for the three months ended September 30, 2009, an increase of 23%.   In February 2010, the Company acquired Premier Packaging Corp, which had sales of $1,382,000.  The addition of Premier Packaging sales offset a 28% decline in security and commercial print revenue and a decrease of 28% of technology license royalties and digital solutions, and the absence of legal products revenue in 2010 as the division was sold in the fourth quarter of 2009.   The primary factor in the reduction of commercial and security printing sales was a 32% reduction in sales of commercial printing due to the continued weakness in sales in the Company’s regional market and the absence of larger orders from the Company’s largest commercial printing customer, which the Company had received in the during 2009.

For the nine months ended September 30, 2010, revenue was $9.3 million compared to $7.6 million for the nine months ended September 30, 2009, an increase of 22%.  The addition of Premier Packaging sales offset a 20% decline in security and commercial print revenue and a decrease of 21% of technology license royalties and digital solutions, and the absence of legal products revenue in 2010 as the division was sold in the fourth quarter of 2009.

Cost of Revenue and Gross Profit

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change

Costs of revenue
Security and commercial printing	$1,210,000	$1,516,000	-20%	$3,964,000	$4,547,000	-13%
Packaging	1,056,000	-		2,673,000	-
Technology license royalties and digital solutions	-	4,000	-100%	5,000	11,000	-55%
Legal products	-	56,000	-100%	-	179,000	-100%
Total cost of revenue	2,266,000	1,576,000	44%	6,642,000	4,737,000	40%

Gross profit
Security and commercial printing	410,000	731,000	-44%	1,343,000	2,058,000	-35%
Packaging	326,000	-		779,000	-
Technology license royalties and digital solutions	149,000	200,000	-26%	487,000	608,000	-20%
Legal products	-	46,000	-100%	-	176,000	-100%
Total gross profit	885,000	977,000	-9%	2,609,000	2,842,000	-8%

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
Gross profit percentage:	28%	38%	-26%	28%	37%	-24%

Gross profit decreased 9% to $885,000 in the third quarter of 2010 as compared to the third quarter of 2009.  The decrease was primarily due to the a significant decrease in the gross profits generated from the Company’s security and commercial printing as a result of decreases in sales at the Company’s commercial printing division, which nearly offset the increase in gross profits as a result of the Company’s packaging  division which the Company acquired in February 2010.  In addition, the Company did not have any gross profits from legal product sales as the division was sold in the fourth quarter of 2009.  Gross profit for the nine months ended September 30, 2010 decreased 8%, which reflect a significant decrease in security and commercial print profits that the Company has experienced in 2010 due to the lack of large commercial print orders in 2010 that the Company had experienced in 2009.   The Company’s gross profit percentage decrease for both periods reflects the larger weight that packaging sale, which typically carry a lower gross profit margin, has on the Company’s overall revenue areas, along with the weakness in commercial printing sales.   The Company expects that the impact of the Company’s acquisition of it packaging division will be to decrease overall gross profit margins for at least the near future, especially as the number of non-security packaging projects out-number the security packaging projects, which the Company expect will be at higher profit margins.

Operating Expenses

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change

Operating Expenses
Sales, general and administrative compensation	$870,000	$855,000	2%	$2,561,000	$2,713,000	-6%
Professional Fees	92,000	147,000	-37%	437,000	434,000	1%
Sales and marketing	46,000	34,000	35%	172,000	105,000	64%
Research and development	72,000	61,000	18%	205,000	223,000	-8%
Rent and utilities	170,000	129,000	32%	478,000	399,000	20%
Other	(10,000)	197,000	-105%	361,000	452,000	-20%
	1,240,000	1,423,000	-13%	4,214,000	4,326,000	-3%

Other Operating Expenses
Depreciation and software amortization	34,000	36,000	-6%	96,000	116,000	-17%
Stock based compensation	130,000	38,000	242%	336,000	(79,000)	-525%
Amortization of intangibles	189,000	324,000	-42%	620,000	971,000	-36%
	353,000	398,000	-11%	1,052,000	1,008,000	4%

Total Operating Expenses	$1,593,000	$1,821,000	-13%	$5,266,000	$5,334,000	-1%

Selling, General and Administrative

Sales, general and administrative compensation costs were 2% higher in the three months ending September, 30, 2010 as compared to the three months ended September 30, 2009, which reflects the impact of the addition of approximately $168,000 of SG&A compensation expense from the packaging division the Company acquired in February 2010.  Otherwise, SG&A compensation costs would have decreased 18% during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 as the result of staff reductions made by the Company throughout 2009 and in early 2010 primarily in its commercial printing division.

For the nine months ended September 30, 2010, SG&A compensation costs decreased 6% despite the addition of the packaging division, which added $387,000 of SG&A compensation expense.  Otherwise, SG&A compensation expense has decreased 20% during the first nine months of 2010 as compared to the first nine months of 2009, which also reflects the staff reductions made by the Company throughout 2009 and in early 2010 primarily in its commercial printing division.

Professional fees in the three months ended September 30, 2010 were $92,000 a decrease of 37% from the third quarter of 2009, as the Company incurred lower legal costs.  For the nine months ended 2010, professional fees were consistent with the first nine months of 2009.

Sales and marketing costs during the third quarter and first nine months of 2010 increased 35% and 64%, respectively, from the 2009 period as the Company re-initiated certain marketing efforts and trade show participation in 2010 based on expectations that the sales downturn the Company had experienced during the global recession was reversing.

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

Other expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  For the three months ended September 30, 2010, these costs decreased 105% as the result of a one time write off of previously accrued estimated expenses of approximately $139,000 that were never incurred and a write off of previous payroll related accruals that never transpired.   Without these items, other expenses  increased 12% in the three months ended September 30, 2010 compared to  the three months ended September 30, 2009, primarily as the result of costs associated with the Company’s packaging division, which the Company acquired in February 2010.   Otherwise, other operating expenses for the three and nine month periods ended September 30, 2010 were generally consistent with the 2009 periods.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock based compensation in the third quarter of 2010 was $130,000 as compared to $38,000 in the third quarter of 2009 which reflected the impact of options granted to employees at Premier Packaging when the Company acquired it in February 2010, and to certain senior management, along with stock based compensation expense related to warrants issued to third parties for consulting.

Stock based compensation in the first nine months of 2010 was $336,000 as compared to a negative $79,000 stock based compensation expense for the first nine months of 2009 which reflected the effect of reversals of previously recorded stock based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during the first quarter of 2009.

Amortization of intangibles expense decreases in the three and nine month periods ended September 30, 2010, as compared to the 2009 periods were a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset, offset by increases in amortization of other intangible expense of new other intangibles acquired.

Other Income and expenses

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change

Other income (expense):
Interest Income	$-	$18,000	-100%	$-	$18,000	-100%
Interest expense	(79,000)	(58,000)	36%	(228,000)	(207,000)	10%
Amortizaton of note discount	(41,000)	(64,000)	-36%	(122,000)	(189,000)	-35%
Loss in equity investment	(50,000)	-		(121,000)	-
Gain on foreign currency transactions	-	(1,000)	-100%	-	10,000	-100%
Other income	-	-		143,000	-

Other income (expense), net	$(170,000)	$(105,000)	62%	$(328,000)	$(368,000)	-11%

Loss in equity investment: The Company recognizes gains or losses on its investment in Internet Media Services, the entity that purchased Legalstore.com business from the Company in October 2009 under the equity method of accounting for investments.   On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company would distribute to its stockholders of record on October 8, 2010 on a pro-rata basis its shares of stock in Internet Media Services.  As a result, the Company has recorded a dividend payable of $229,000 which was the book value of the investment as of September 23, 2010.

Other income: In March, 2010, the Company received notification that it was due approximately $143,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax year ended 2008 which the Company received in April, 2010.

Net Loss and Loss Per Share

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
Net loss	$(883,000)	$(955,000)	-8%	$(3,000,000)	$(2,873,000)	4%
Net loss per share, basic and diluted	$(0.05)	$(0.06)	-17%	$(0.17)	$(0.20)	-15%
Weighted average common shares outstanding, basic and diluted	18,008,012	14,711,105	22%	17,599,410	14,510,056	21%

During the three months ended September 30, 2010, the Company experienced a net loss of $883,000, an 8% decrease from the net loss during the three months ended September 30, 2009.  The decrease in net loss during the quarter was primarily due to a decrease in gross profit during the quarter, offset by a significant decrease in other operating expenses due to the write-off of certain estimated accrued expenses.

For the first nine months of  2010, the Company has experienced a net loss of $3,000,000, a 4% increase from the net loss during the first nine months of  2009, which also primarily reflected a decrease in gross profits of 8% which was partially offset by a 1% decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	September 30, 2010		September 30, 2009		% change vs. 2009

Cash flows from:

Operating activities	$(1,261,000)		$(1,484,000)		15%
Investing activities	(2,530,000)		(71,000)		-3463%
Financing activities	3,751,000		1,890,000		98%
Working capital	(329,000)		(4,561,000)		93%
Current ratio	0.91	x	0.32	x	184%

Cash and cash equivalents	$408,000		$423,000		-4%
Funds Available from Open Credit Facilities	$1,131,000		$567,000		99%
Debt (excluding unamortized debt discount and Capitalized Leases)	$3,569,000		$3,933,000		-9%

As of September 30, 2010, our cash balance was approximately $408,000, down from $449,000 at December 31, 2009.  During the first nine months of 2010, the Company used $1,261,000 of cash for operations, a 15% improvement over the use of cash for the first nine months of 2009, which reflects the positive effect of cost cuts at every division that allows the Company to use less cash to support its operations, offset by an increase in working capital of the Company’s packaging division due to that divisions typical increase in orders during the third and fourth quarters of the year.    On February 12, 2010, the Company acquired Premier Packaging Corp for $2,000,000 in cash, which was funded by proceeds from a $1,500,000 Term Note and the proceeds from the exercise of warrants by certain warrant holders that the Company received during the quarter.

Future Capital Needs   As of September 30, 2010, the Company has approximately $408,000 in cash and $417,000 available to it under one credit facility, along with up to $714,000 available under a credit line at its Premier Packaging subsidiary.    While the Company’s working capital position has significantly improved since December 31, 2009, the Company continued to incur operating losses during the first nine months of 2010, and has negative working capital as of September 30, 2010.    If the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy, which although there can be no assurances, management feels that sources for these additional funds will continue to be available through either current or future investors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

On August 1, 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated, the Company will accrue as soon as the assessed amount, if any, is reasonably estimatable.

In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England  ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490.  At September 30, 2010, the Company had paid all except approximately $16,000 of the final assessment.  The remaining $16,000 was in accrued expenses as of September 30, 2010 which the Company paid in full as of October 31, 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  On July 6, 2010, the Company was notified that the German Court has ruled that the Patent, that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance, has now been deemed invalid in Germany due to added matter.   On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court  ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal was heard in June 2010, with a decision expected in late 2010 or early 2011.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Cost reimbursement, if any, associated with the Belgium, Austrian, and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet agreement described below.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge during 2010 and a hearing in Luxembourg thereafter.

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

The Patent has thus been confirmed to be valid and enforceable in two jurisdictions (the Netherlands and Spain) that use the Euro as its national currency allowing the Company or Trebuchet Capital Partners, on the Company’s behalf, to proceed with infringement cases in these countries if we choose to do so.   On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands.  The suit is being lodged against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V.; and Koninklijke Joh. Enschede B.V.    The ECB and the security printers have been notified and the court hearing date is tentatively scheduled for January 21, 2011.

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

The Company has incurred significant net losses in previous years. The Company’s ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase commercial and security printing and plastic card sales; (ii) increase sales of the Company’s digital products; and (iii) integrate its new acquisition of Premier Packaging with its existing product lines.  As of September 30, 2010, the Company has approximately $408,000 in cash and $517,000 available to it under one credit facility, along with up to $714,000 available under a credit line at its Premier Packaging subsidiary.   To address its working capital needs in the past, the Company has been able to obtain equity based financing, including most recently, on July 21, 2010 and July 22, 2010, the Company raised a aggregate of $1,080,000, net of fees, from the sale of common stock.   The Company expects to be able to continue to obtain equity based financing to meet its obligations if the Company cannot generate sufficient cash from its operations, although there is no guarantee that the Company will be able to do so.   If we are not successful in generating needed funds from operations or in capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably.

We have a significant amount of indebtedness and may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of September 30, 2010, we have the following approximate amounts of outstanding indebtedness:

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

Furthermore, in February 2010, the Company entered into new debt agreements in conjunction with its acquisition of Premier Packaging Corp as follows:

(v)
$1,325,000 due under Term Loan which matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75% and is secured by all of the assets of the Company’s subsidiary, Premier Packaging Corporation, which the Company acquired on February 12, 2010.  The Company subsequently entered into a interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.  The Loan has also been guaranteed by Document Security Systems, and its subsidiaries Plastic Printing Professionals and DPI Secuprint.

(vi)
Up to $1,000,000  in a revolving line of credit available for use by Premier Packaging, subject to certain limitations which matures on February 12, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%. As of September 30, 2010, there was approximately $286,000 outstanding on the line.

We have not made interest payments on the Credit Facility to a related party and have had to obtain a default waiver from the holder in the past, including one as of September 30, 2010.  Absent a new financing or series of financings, our current operations may not generate sufficient cash to pay the interest and principal on these obligations when they become due. Accordingly, we may default in these obligations in the future and there is no guarantee that we will be able to obtain default waivers from the holders in the future.

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

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from our recent acquisition Premier Packaging Corp in February 2010 are based on information currently available to us and may prove to be incorrect. We may not realize any anticipated benefits of either of this acquisition and may not be successful in integrating the acquired assets into our existing business.  In particular, 72% of Premier Packaging’s sales for the year ended December 31, 2009 were with two customers and which comprised 81% of Premier Packaging’s accounts receivable balance as of December 31, 2009.  During the nine month period ended September 30, 2010, these two customers accounted for 32% of the Company’s consolidated revenue.   As of  September 30, 2010 one of the customers, which accounted for 25% of the Company’s consolidated sales for the first nine months of 2010, has a contract with the Company that is currently set to expire in July 2011, and comprised 26% of the Company’s consolidated accounts receivable as of September 30, 2010.

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

As of September 30, 2010, there were approximately 182 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws.   If our Board of Directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of September 30, 2010, we had (i) outstanding stock options and warrants to purchase an aggregate of 2,016,833 shares of our Common Stock at exercise prices ranging from $1.86 to $12.65 per share; (ii) 85,000 unvested restricted shares of our common stock that are subject to various vesting terms, and (iii) convertible notes that convert to up to 478,866 shares of our common stock.   To the extent that these securities are converted into common stock, dilution to our stockholders will occur.   Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

We have material weaknesses in our internal control over financial reporting structure, which, until remedied, may cause errors in our financial statements that could require restatements of our financial statements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

We have identified two material weaknesses in our internal control over financial reporting in our annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2009, in which management has concluded that (i) we did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties; and (ii) we lack sufficient resources within the accounting department to have effective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, and that the foregoing represented material weaknesses in our internal control over financial reporting. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of hiring additional qualified accounting personnel to eliminate segregation of duties issues and using the services of accounting consultants for complex and non-routine transaction if and when they arise). We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also materially adversely affect the results of periodic management evaluations regarding disclosure controls and procedures and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. In addition, the existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, that may cause investors to lose confidence in our reported financial information, leading to a decline in our stock price

We may not meet the continued listing standards of the NYSE AMEX

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company has a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors. Under the Credit Agreement,as amended, the Company can borrow up to a maximum of $1,000,000 from time to time up to and until January 4, 2012.  As of  September 30, 2010, the Company was in default of the agreement due to a failure to pay interest when due.  The holder has waived the default through January 1, 2012.

ITEM 4 - (REMOVED AND RESERVED)

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

DOCUMENT SECURITY SYSTEMS, INC.

November 15, 2010	By:	/s/ Patrick White
Patrick White Chief Executive Officer

November 15, 2010	By:	/s/ Philip Jones
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