Form 10-K
period 2010-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2011-03-31
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-32146

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

First Federal Plaza 28 East Main Street, Suite 1525 Rochester, New York 14614
(Address of principal executive offices)

(585) 325-3610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the
Act.       YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

          Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE Amex Equities exchange on  June 30, 2010, was $40,543,056.

The number of shares of the registrant’s common stock outstanding as of March 25, 2011, was 19,498,884.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement  relating to the registrant’s 2011 Annual Meeting of Stockholders, to be held on June 9, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

ITEM 1 - BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “Document Security,” “DSS,” “we,” “us,” “our” or  “Company”) develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protection and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

We were organized as a New York corporation in 1984, and in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media.  The basis of our document security business in our early stages was several patents, research and development and knowledge we acquired from privately held document security technology businesses in 2002 and 2003.  Our business model focused on developing anti-copying technologies for the printing industry.   We now have numerous patents, patent pendings, trademarks and trade secrets that form the basis of our security technology offerings.  Our competitive position in the security printing market is based on our attention to the research and development of technologies, ideas and know-how that combat a widening range of copying, scanning and other duplication devices that exist in today’s market that can be used for counterfeiting and unauthorized duplication of sensitive information and images.   In 2006, we began to expand our strategic focus to become a full service provider of documents securing products to the end-user customer.

  Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology.  The Company had limited production capabilities.   In 2006, the Company began to expand its ability to be a provider of anti-counterfeiting products that utilize the Company’s anti-counterfeiting technologies.  In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, CA area.   P3’s primary focus is manufacturing long-life composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and a patent-pending watermark technology. P3’s products are marketed through an extensive broker network that covers much of North America, Europe and South America and by manufacturing for various industry integrators.

In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, NY.  We formed DPI Secuprint (“DPI”) to incorporate this new company which significantly improved our ability to produce our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, secure coupons, transcripts, and prescription paper along with the ability to offer our customers a wider range of commercial printing offerings.

In February 2010, the Company acquired Premier Packaging Corporation (“Premier Packaging”), a privately held packaging company located in the Rochester NY area.  Premier Packaging  is an ISO 9001:2008 registered manufacturer of custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.   The Company expects the acquisition will allow it to introduce anti-counterfeiting products to the packaging market that further expands the usage of its technologies.  The Company believes that the ability to deter and prevent counterfeiting of brand packaging will provide major benefits to companies around the globe which are affected by product counterfeiting.

In 2010, we generated revenue of $13.4 million, a 35% increase compared to 2009.  The increase was primarily due to the acquisition of Premier Packaging in the early part of 2010.  The increase in revenue caused by the acquisition of Premier Packaging more than offset decreases in revenue experienced by the Company’s other divisions, Document Security Systems, DPI and P3, and the loss of revenue as a result of the Company’s divestiture of its legal products division in October of 2009.  In October 2010, we distributed our shares of Internet Media Services in the form of a dividend to our shareholders.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, aerospace industry spare parts documents, packaging, ID Cards, licenses and more.  We believe we are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions.  We provide document security technology to security printers, corporations, consumer product companies and governments worldwide and for currency, identifications, certifications, travel documents, prescription and medical forms, consumer product and pharmaceutical packaging, and school transcripts.

Our products can be delivered on paper, plastic, packaging, or digitally via our AuthentiGuard® DX™ product suite.  We believe that our continued efforts in the field of digital security and technology greatly expands the reach and potential market for our AuthentiGuard® DX™ digital products and enterprise solutions.   We believe that our AuthentiGuard® DX™ solution significantly changes the economics of document security for many customers as it eliminates the requirement to utilize pre-printed forms while allowing customers to leverage existing investments in their information technology infrastructure.

Technologies

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions.

The Company’s primary anti-counterfeiting products and technologies are marketed under the following trade names:

•	AuthentiGuard™ DX™
•	AuthentiGuard® Laser Moiré™
•	AuthentiGuard® Prism™
•	AuthentiGuard® Pantograph 4000™
•	AuthentiGuard® Phantom™
•	AuthentiGuard® VeriGlow™
•	AuthentiGuard® Survivor 21®
•	AuthentiGuard® Block-Out™
•	AuthentiGuard® MicroPerf™

Products and Services

Generic Security Paper:  Our primary product for the retail end-user market is AuthentiGuard® Security Paper.  AuthentiGuard® Security Paper is blank paper that contains our Pantograph 4000TM technology.  The paper reveals hidden warning words, logos or images using The Authenticator- our proprietary viewing lens – when the paper is faxed, copied or scanned.  The hidden words appear on the duplicate or the computer digital file and essentially prevent documents, including forms, coupons and tickets, from being counterfeited.

Security and non-security printing:  We believe our technology portfolio allows us to create unique custom secure paper, plastic, packaging and Internet-based and software enterprise solutions.  We market and sell to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.  In addition, we provide a full range of digital and large offset commercial printing capabilities to our customers.

In our early stages, we had primarily outsourced the production of our custom security print orders to strategic printing vendors.  In December 2008, we acquired a commercial printer with long run offset and short run digital printing capabilities that will allow us to produce the majority of our security print orders in house.    We produce our plastic printed documents such as ID cards, event badges, and driver licenses at our manufacturing facility in Brisbane, California under the name P3. In late 2007, we moved our P3 manufacturing facility to a 25,000 square foot facility in order to increase our plastic manufacturing capacity, and during 2008, we upgraded their production capabilities by adding equipment that will improve its productivity, along with equipment for high speed data encoding and equipment for production of high-volume precision RFID cards.

Packaging: We produce our secure and non-secure packaging products such as boxes, mailers, and point of sale displays, utilizing a CAD/CAM design system that allows for early stage prototyping at our manufacturing facility in Victor, New York.  Our packaging division offers automated die cutting, high speed folding, gluing, window and paper patching, automated in-line inserting, pick and place and tip-on systems.   We can incorporate our security technologies into printed packaging to help companies prevent or deter brand and product counterfeiting.   In addition, our technologies and services can be integrated into various supply chain anti-diversion programs such as track and trace that deter product diversion throughout the supply chain.

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

The Company has also developed digital versions of its AuthentiGuard® – Prism™  and AuthentiGuard® – Pantograph 4000™  technologies which are produced on HP Indigo Presses, Canon Color Copiers, Ricoh Color Copiers and Konica Desktop Printers.  The Company sells the digital products directly through its internal sales force and it has also entered into a contract to sell its digital solutions through a third party who specializes in hardware software engineering solutions.

Technology Licensing:  We license our anti-counterfeiting technology and trade secrets to security printers through licensing arrangements.  We seek licensees that have a broad customer base that can benefit from our technologies or have unique and strategic capabilities that expand the capabilities that we can offer our potential customers. Licenses can be for a single technology or for a package of technologies.  We offer licensees a variety of pricing models, including:

•	Pay us one price per year;
•	Pay us a percentage of gross sales price of the product containing the technology during the term;
•	Joint venture or profit sharing arrangements; and
•	Pay Per Finished Piece.

Legal Products:  We also owned and operated, through our wholly-owned subsidiary, Legalstore, an Internet company which sold legal supplies and documents, including security paper and products for the users of legal documents and supplies in the legal, medical and educational fields.  On October 8, 2009 we sold the assets and liabilities associated with Legalstore to Internet Media Services, Inc. (“Internet Media Services”) in exchange for 7,500,000 shares of its common stock representing approximately 37% of the outstanding shares of Internet Media Services. In October 2010, we distributed our shares of Internet Media Services in the form of a dividend to our shareholders.

Intellectual Property

Patents

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on research and development to ensure that we are a market leader with the ability to provide our customers effective solutions against a never changing array of counterfeit risks.  Our position in the security print market is based on our technologies and products.  We dedicate 2 staff members to research and development of print technologies, digital graphic files, and printing techniques that allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues.   In 2010 and 2009, we spent approximately $265,000 and $291,000 respectively, on research and development which is comprised mainly of compensation costs, materials and third-party services.

Based largely on these efforts, we currently hold numerous patents and  have numerous patent applications in process, including provisional and PCT patent applications and applications that have entered the National Phase in various countries including the United States, Canada, Europe, Japan, Brazil, Israel, Mexico, Indonesia and South Africa. These applications cover our technologies, including our AuthentiGuard® On-Demand and ADX, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® ObscuraScan™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development.

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

•
In February 2005, we further consolidated our ownership of the Wicker Patents by purchasing the economic interests and ownership from 45 persons and entities that had purchased various rights in Wicker Family technologies, including the Wicker Patents.  As a result of this transaction, we increased our ownership of US Patent 5,735,547 to 100%, and increased our right to future economic benefits relating to the Wicker Patents to approximately 86% of all settlements or license royalties derived from, among other things, infringement suits related to the foreign Wicker Patents, including European Patent 0455750.  Pursuant to these transactions, we issued an aggregate of 541,460 shares  of our common stock, valued at approximately $3.9 million to these 45 persons and entities.

In August 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  Commencing in March 2006, the ECB countersued in eight national courts alleging that the Patent was invalid.  Through August 2008, the Company spent approximately $4.2 million dollars on legal, expert and consulting fees for its case.    In August  2008, the Company decided to reduce its cost burden associated with the case and entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with pending validity proceedings and future validity and future patent infringement suits filed against the ECB and certain other alleged infringers of the Patent in exchange for 50% of any future proceeds or settlements associated with the litigation. The Patent has been confirmed to be valid and enforceable in one jurisdiction (Spain) that used the Euro as its national currency allowing the Company or Trebuchet, on the Company’s behalf, to proceed with infringement cases in Spain if we choose to do so.

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

Major Customers

During 2010, two customers accounted for 25% and 10% of the Company’s total revenue from continuing operations.   As of December 31, 2010, these customers accounted for 37% and 7% of the Company’s trade accounts receivable balance, respectively.   During 2009, two customers accounted for 19% and 12% of the Company’s total revenue from continuing operations.  As of December 31, 2009, two customers’ account receivable balance accounted for 21% and 17% of the Company’s trade accounts receivable balance.  We believe that the risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Websites

We maintain the website, www.documentsecurity.com, which describes our patented document security solutions, our targeted vertical markets, company history, and offers our security consulting services. We also maintain www.plasticprintingprofessionals.com, which describes our ID card and other plastic and vinyl printing services. In addition, we maintain the website www.protectedpaper.com, an e-commerce site that markets and sells our patented security papers hand-held security verifiers and custom security documents to end users worldwide.   We market digital and large offset commercial printing at our subsidiary website:  www.dpirochester.com.   In addition, in February 2010, we acquired Premier Packaging, which maintains the website www.premiercustompkg.com.    In addition to the active websites, the company owns over 40 domain names for future use or for strategic competitive reasons.

Markets and Competition

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

Our industry is highly fragmented and characterized by rapid technological change and product innovations and evolving standards.  We feel a consolidation of the industry may transpire in the near future as larger, well financed companies acquire smaller technology companies to position themselves in the industry to access their intellectual property and access to client lists.  Many of our current competitors have longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources.  As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products.  Competition may also force us to decrease the price of our products and services.  There is no assurance that we will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable us to establish selling prices and gross margins at profitable levels.

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

Digital watermarks, RFID and biometric technologies are also being introduced into the marketplace by Digimarc Corporation, IBM and L-1 Identity Solutions.  These digital protection systems require software and hardware such as scanners and computers to implement and utilize the technology and, consequently, this technology must be utilized in a controlled environment with the necessary equipment to create the verification process.  Versions of our optical security technologies do not require hardware and software to operate and therefore provide a power outage fail-safe when combined or layered with RFID, digital watermarks or biometric systems.

Large Office Equipment Manufacturers, called OEMs, such as Sharp, Canon, Ricoh, Hewlett Packard and Eastman Kodak are developing “smart copier” technology that recognizes particular graphical images and produces warning words or distorted copies.  Some of the OEMs are also developing user assigned and variable pantograph “hidden word” technologies in which users can assign a particular hidden word in copy, such as “void” that is displayed when copy of such document is made.

Optical deterrent features such as ours are utilized mainly by the large worldwide security printers for the protection of currency.  Many of these features such as micro-printing were developed pre-1980 as they were designed to be effective on the imaging devices of the day which were mainly photography mechanisms.  With the advent of modern day scanners, digital copiers, digital cameras and easy to use imaging software such as Adobe Photoshop many of the pre-1980 optical deterrents such as micro-printing are no longer used or are much less effective in the prevention of counterfeiting.

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

Employees

As of March 25, 2011, we had a total of 104 employees..  It is important that we continue to retain and attract qualified management and technical personnel.  Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are good.

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

ITEM 1A – RISK FACTORS

Risks Related to Our Company

An investment in our securities is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks.  The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our financial statements and related notes, competition and intellectual property disclosures.

We have a history of losses.

We have a history of losses. In fiscal 2010, 2009, and 2008, we incurred losses of approximately $4.6 million, $4.0 million, and $8.3 million, respectively.  Our results of operations in the future will depend on many factors, but largely on our ability to successfully market our anti-counterfeiting products and services.  Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to continue to grow our business. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have a significant amount of indebtedness and may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of December 31, 2010, we have the following approximate amounts of outstanding indebtedness:

(i)	$575,000 Promissory Note bearing interest at 10% per annum due November 24, 2012, secured by the assets of the Company’s wholly owned subsidiary DPI.

(ii)	$583,000 due under a Credit Facility to a related party under which the Company can borrow up to $1,000,000 bearing interest at LIBOR plus 2% per annum due January 4, 2012.

(iii)
$1,250,000 due under a Term Loan which matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36th month.  Interest accrues at 1 Month LIBOR plus 3.75% and is secured by all of the assets of the Company’s subsidiary, Premier Packaging , which the Company acquired on February 12, 2010.  The Company subsequently entered into a interest rate swap agreement to lock into a 5.6% effective interest rate over the life of the Term Loan.  The Term Loan has also been guaranteed by Document Security Systems, and its subsidiaries P3 and DPI.

(iv)
Up to $1,000,000  in a revolving line of credit available for use by Premier Packaging, subject to certain limitations which matures on May 13, 2011(as amended) and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%, and is secured by all of the assets of the Company’s subsidiary, Premier Packaging.  As of December 31, 2010, there was approximately $615,000 outstanding on the line.

(v)
 Up to $450,000 under a Standby Term Loan Note available to Premier Packaging for the funding of eligible equipment purchases and is secured by all of the assets of the Company’s subsidiary, Premier Packaging.   The Company has 12 months to draw a line of credit, after which the balance of funds advanced from the line is converted into a 5 year term loan.  Interest accrues at LIBOR plus 3.00%.   As of December 31, 2010, there was approximately $53,000 outstanding on the line.

If we lose our current litigation, we may lose certain of our technology rights, which may affect our ability to sell certain of our products and effectuate our business plan.

We are subject to litigation and threatened litigation, including without limitation our litigation with the ECB, in which parties allege, among other things, that certain of our patents are invalid.  If the ECB or other parties are successful in invalidating any or all of our patents, it may materially affect us, our financial condition, and our ability to market and sell certain of our products based on any patent that is invalidated.   Furthermore, we have granted nearly all control over our ECB litigation to a third party, Trebuchet, who may or may not have the resources or capabilities to successfully defend our patent rights or meet its financial obligations.   If Trebuchet is unable to meet its financial obligations, then we may be obligated to pay for certain court mandated legal costs to the ECB or other parties, which may materially affect our financial condition.

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

As of December 31, 2010, we had approximately $3.8 million of net intangible assets, including goodwill.  We are required to evaluate the carrying value of such intangibles.  Whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, may not be recoverable, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows (discounted cash flows for goodwill) from the operation and eventual disposition of the product line with its carrying value. If any of our intangible assets are deemed to be impaired then it will result in a significant reduction of the operating results in such period.  An impairment of patent acquisition costs of $377,000 was recognized in the fourth quarter of 2010 as a result of adverse decisions in the Company’s patent infringement case against the ECB which caused the Company to reduce the estimated cash flows that supported the Company’s capitalized patent acquisition based intangible asset.

Certain of our recently developed products are not yet commercially accepted and there can be no assurance that those products will be accepted, which would adversely affect our financial results.

Over the past several years, we have spent significant funds and time to create new products by applying our technologies onto media other than paper, including plastic and cardboard packaging, and delivered our technologies digitally.  We have had limited success in selling our products that are on cardboard packaging and those that are delivered digitally.  Our business plan for 2011 and beyond includes plans to incur significant marketing and sales costs for these newer products, particularly the digitally delivered products.  If we are not able to sell these new products, our financial results will be adversely affected.

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

Although we were able to acquire our P3 subsidiary in February 2006, our DPI subsidiary in December 2008, and Premier Packaging in February 2010, there can be no assurance that we will be successful in pursuing any or all of these steps on future transactions. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

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

We may not realize the anticipated benefits of our recent acquisition of Premier Packaging.

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from our recent acquisition of Premier Packaging in February 2010 are based on information currently available to us and may prove to be incorrect. In particular, 72% of Premier Packaging’s sales for the year ended December 31, 2009 were with two customers comprising 81% of Premier Packaging’s accounts receivable balance as of December 31, 2009.  As of  December 31, 2010 one of the customers, which accounted for 25% of the Company’s consolidated sales for 2010, has a contract with the Company that is currently set to expire in July 2011, and this customer also comprises 37% of the Company’s consolidated accounts receivable as of December 31, 2010.  Our inability to realize any of the anticipated benefits of this acquisition and to successfully integrate the acquired assets into our existing business will have an adverse effect on our financial condition.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success depends upon the continued service of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations.  The loss of any of our key employees could negatively impact our ability to pursue our growth strategy and conduct operations.  Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future.  There can be no assurance that these persons will continue to agree to be employed by us after the expiration dates of their current contracts.

If we do not successfully expand our sales force, we may be unable to increase our revenues.

We must expand the size of our marketing activities and sales force to increase revenues. We continue to evaluate various methods of expanding our marketing activities, including the use of outside marketing consultants and representatives and expanding our in-house marketing capabilities.   If we are unable to hire or retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenues and grow could be compromised. The challenge of attracting, training and retaining qualified candidates may make it difficult to meet our sales growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from expanding our sales force or we may be unable to manage a larger sales force.

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

Risks Related to Our Industry

If we are unable to respond to regulatory or industry standards effectively, our growth and development could be delayed or limited.

Our future success will depend in part on our ability to enhance and improve the functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to compete effectively will depend in part on our ability to influence and respond to emerging industry governmental standards in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to these or other standards effectively, our growth and development of various products and services could be delayed or limited.

Increased emphasis on expanding our marketing efforts to foreign countries subjects us to risks that are in addition to those to which we are exposed in our domestic operations.

We believe that revenue from sales of products and services to commercial, governmental and other customers outside the United States could represent a growing percentage of our total revenue in the future. International sales efforts are subject to a number of risks that can adversely affect our sales of products and services to customers outside the United States, including:

•	changes in foreign government regulations and security requirements;
•	export license requirements, tariffs and taxes;
•	trade barriers;
•	difficulty in protecting intellectual property;
•	difficulty in collecting accounts receivable;
•	currency fluctuations;
•	longer payment cycles than those customary in the United States; and
•	political and economic instability.

We do not maintain operational infrastructure for international business. We depend on international business partners and licensees for support of our international marketing efforts. These factors may result in greater risk of performance problems or of reduced profitability with respect to our international sales efforts. In addition, if foreign customers, particularly foreign governmental authorities, terminate or delay the implementation of our products and services, it may be difficult for us to generate profitable business in these foreign jurisdictions.

Changes in the laws and regulations to which we are subject may increase our costs.

We are subject to numerous laws and regulations, including, but not limited to, environmental and health and welfare benefit regulations, as well as those associated with being a public company. These rules and regulations may be changed by local, state, provincial, national or foreign governments or agencies. Such changes may result in significant increases in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, and could result in increased costs for services, compensation and benefits, and  investment in new or upgraded equipment.

Declines in general economic conditions or acts of war and terrorism may adversely impact our business.

Demand for printing services are correlated with general economic conditions. The recent declines in U.S. economic conditions have adversely impacted our business and results of operations, and may continue to do so for the foreseeable future. The overall business climate of our industry may also be impacted by domestic and foreign wars or acts of terrorism, which events may have sudden and unpredictable adverse impacts on demand for our products and services.

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

As of December 31, 2010, there were approximately 180 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, New York law, or other applicable laws.   If our Board of Directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

As of December 31, 2010, we had outstanding stock options and warrants to purchase an aggregate of  2,767,131 shares of our common stock at exercise prices ranging from $1.86 to $12.65 per share.  This amount includes the warrants issued to Fletcher  on December 31, 2010 (as amended on February18, 2011 and March 14, 2011).  These amounts do not include potentially issuable shares under Fletcher’s Later Investment rights which provide Fletcher the right to acquire up to 756,387 shares of the Company’s common stock at a price per share of $5.38 anytime prior to July 2, 2011. For each share purchased by Fletcher pursuant to the Later Investment, Fletcher would receive a warrant to purchase an additional share of the Company’s commons stock at $5.38 for up to nine years.   If Fletcher exercises all of its Later Investment Rights, then an additional 756,387 warrants would be issued.   (See Item 15 -Notes To The Consolidated Financial Statements).  This amount does includes 45,000 unvested restricted shares of our common stock that are subject to various vesting terms. To the extent that these securities are converted into common stock, dilution to our stockholders will occur.   Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

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

We have identified two material weaknesses in our internal control over financial reporting in our annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2010.  Management has concluded that (i) we did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties; and (ii) we lack sufficient resources within the accounting department to have effective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, and that the foregoing represented material weaknesses in our internal control over financial reporting. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of hiring additional qualified accounting personnel to eliminate segregation of duties issues and using the services of accounting consultants for complex and non-routine transactions if and when they arise). We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

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

We may not meet the continued listing standards of the NYSE AMEX

In December 2008, we received a letter from the NYSE Amex stating that, based on the NYSE Amex’s review of publicly available information, we were considered to be below the NYSE Amex’s continued listing standards.  After submitting a plan of compliance to the NYSE Amex and additional evaluation by the NYSE Amex, we were informed in March 2010 that we had resolved the continued listing deficiencies.

On January 25, 2011, we received a warning letter from the NYSE Amex in connection with the Company's failure to secure NYSE Amex approval for the additional issuances of our securities as required by Section 301 of the NYSE Amex Company Guide and its continued listing standards.  The listing deficiency involved three stock issuances totaling 1,235,153 shares made in November and December of 2010.   We thereafter filed our applications for the additional share listings with the NYSE Amex. On March 15, 2011, we received notification from NYSE Amex that our additional listing applications have been approved, and that the Company has regained full compliance with NYSE Amex listing requirements.

We cannot assure you that we will not receive additional deficiency letters in the future, or that we will continue to satisfy the continued listing standards in order to remain listed on the NYSE Amex Equities exchange.

ITEM 2 - PROPERTIES

Our administrative offices are approximately 4,700 square feet and are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614 which we occupy under a lease that will expire in January 2012.   Our plastic printing division leases approximately 25,000 square feet in Brisbane, California in a lease that will expire in July 2014.  DPI, our commercial printing group, leases an approximately 20,000 square foot facility in Rochester, New York under a lease expiring in December 2013.   We lease approximately 40,000 square feet of production and warehouse space located in Victor, New York, a suburb of Rochester, from Bzdick Properties, LLC, an entity owned by the former owner of Premier Packaging and the Company’s new President and Chief Operating Officer, which will expire on February 12, 2020.  We believe that our facilities are adequate for our current operations. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

 ITEM 3 - LEGAL PROCEEDINGS

On August 1, 2005, the Company commenced a suit against the ECB alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated, the Company will accrue as soon as the assessed amount, if any, is reasonably estimable.

 In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which all was paid as of December 31, 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  On July 6, 2010, the Company was notified that the German Court has ruled that the Patent, that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance, has now been deemed invalid in Germany due to added matter.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court  ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal was heard in June 2010, and the Company was notified on December 21, 2010 that the patent was deemed invalid upon appeal.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Cost reimbursement, if any, associated with the Belgium, Austrian, and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet agreement described below.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge expected during 2011 and a hearing in Luxembourg thereafter.

On August 20, 2008, the Company entered into an agreement with Trebuchet under which Trebuchet agreed to pay substantially all of the litigation costs associated validity proceedings in eight European countries relating to the Patent.  Trebuchet also agreed to pay substantially all of the litigation costs associated with any future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement under the terms of the Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest of the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

The Patent has been confirmed to be valid and enforceable in one jurisdiction (Spain) that uses the Euro as its national currency allowing the Company or Trebuchet, on the Company’s behalf, to proceed with infringement cases in Spain if we choose to do so.   On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V and Koninklijke Joh. Enschede B.V.  Upon determination on December 21, 2010, that the patent was invalid in the Netherlands, the infringement case will not be continued.

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

There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is subject, other than ordinary routine litigation incidental to the Company’s business.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NYSE Amex, where it trades under the symbol “DMC.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2010	$4.41	$2.44
June 30, 2010	3.94	2.70
September 30, 2010	4.01	3.04
December 31, 2010	5.51	3.38

QUARTER ENDING	HIGH	LOW
March 31, 2009	$1.92	$1.59
June 30, 2009	2.24	1.63
September 30, 2009	2.45	1.86
December 31, 2009	3.14	1.95

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

From January 1, 2011 through March 25, 2011, our common stock had a high closing price of $5.58 and a low closing price of $4.48.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 25, 2011, we had 19,498,884 shares of common stock issued and outstanding.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)

Equity compensation plans approved by security holders
2004 Employee Stock Option Plan	45,000	673,500	$6.09	846,481
2004 Non-Executive Director Stock Option Plan		157,000	5.61	43,000

Equity compensation plans not approved by security holders
Contractual warrant grants for services	-	376,760	6.65	-

Total	45,000	1,207,260	$5.96	889,481

Recent Issuances of Unregistered Securities.

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of March 24, 2011, we had approximately 919 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

On September 23, 2010, our Board of Directors declared a non-monetary dividend pursuant to which we distributed to our stockholders of record on October 8, 2010 on a pro-rata basis an aggregate of 7,500,000 shares of common stock of Internet Media Services.  The dividend was recorded at approximately $229,000 which was the book value of the investment as of September 23, 2010. We did not pay dividends during 2009.  We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2010, including the fourth quarter.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated by reference herein.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements in this Annual Report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act and contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Overview

Document Security Systems markets and sells products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protecting and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

We have developed or acquired over 30 technologies that provide to our customers a wide spectrum of solutions.  We hold numerous patents, patent pendings, trademarks and trade secrets that form the basis of our security technology offerings.  Our competitive position in the security printing market is based largely on our attention to the research and development of technologies, ideas and know-how that combat a widening range of copying, scanning and other duplication devices that exist in today’s market that can be used for counterfeiting and unauthorized duplication of sensitive information and images.  We sell our products under the AuthentiGuard® name generally in the following ways: (a) as generic products, including safety paper and plastic cards geared for the end user market for printed security products; (b) as custom printed products; (c) as technology licenses; or (d) as customized digital implementations.

Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology.  The Company had limited production capabilities.   In 2006, the Company began to expand our ability to be a provider of anti-counterfeiting products that utilize our anti-counterfeiting technologies.  In 2006, we acquired P3, a privately held plastic cards manufacturer located in the San Francisco, CA area.   P3’s primary focus is manufacturing long-life composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and a patent-pending watermark technology. P3’s products are marketed through an extensive broker network that covers much of North America, Europe and South America and by manufacturing for various industry integrators.

In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, NY.  We formed DPI to incorporate this new company which significantly improved our ability to produce our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, secure coupons, transcripts, and prescription paper along with the ability to offer our customers a wider range of commercial printing offerings.

In February 2010, the Company acquired Premier Packaging, a privately held packaging company located in the Rochester NY area.  Premier Packaging  is an ISO 9001:2008 registered manufacturer of custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.   The Company expects the acquisition will allow it to introduce anti-counterfeiting products to the packaging market that further expands the usage of its technologies.  The Company believes that the ability to deter and prevent counterfeiting of brand packaging will provide major benefits to companies around the globe who are affected by product counterfeiting.

In the past few years, we have divested two operations so that we could focus our efforts on security and commercial printing.  During 2007, we sold the assets of our retail printing and copying division, called Patrick Printing.  In October 2009, we sold the assets and liabilities associated with Legalstore in exchange for 7,500,000 shares of common stock of Internet Media Services.  In October 2010, we distributed our shares of Internet Media Services in the form of a dividend to our shareholders.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND 2009

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition.  In October 2009, the Company sold Legalstore.  In accordance with FASB ASC 205-20-45, the Company reported the results of Legalstore as continued operations because the operations and cash flows of the component have not been eliminated given the Company’s continued involvement after the sale as a shareholder in Internet Media Services, the purchaser of Legalstore.  In October 2010, we distributed our shares of Internet Media Services in the form of a dividend to our shareholders.  In February 2010, we acquired Premier Packaging, a $7,000,000 packaging company based in Victor, NY, approximately 17 miles from Rochester, NY, our headquarters.    The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Revenue

	Year Ended December 31, 2010	Year Ended December 31, 2009	% change
Revenue
Security and commercial printing	$6,988,000	$8,773,000	(20)%
Packaging	5,753,000	-	-
Technology license royalties and digital solutions	641,000	783,000	(18)%
Legal products	-	355,000	(100)%
Total Revenue	$13,382,000	$9,911,000	35%

Revenue - Revenue in 2010 increased 35% from 2009.   Security and commercial print sales decreased 20%, primarily due to decreases in commercial printing orders from the Company’s DPI division.  The Company experienced lower orders from certain customers as a result of the change in the Company’s market focus.  Generally, the Company is seeking to reduce its overall commercial printing business and focus more of its printing on security printing opportunities.  Furthermore, the Company utilized a portion of it press time on printing for its newly acquired packaging company, which resulted in lower external print sales.    Packaging sales were $5.8 million for the ten and one-half-month period from February 12, 2010 to December 31, 2010.   During 2010, the Company focused on streamlining operations between its security printing, commercial printing and packaging division to strengthen its competitive position in the markets it sells to and generate cost savings and synergies.   During 2010, the Company had approximately $936,000 as opposed to $212,000 in 2009 of intercompany sales which were eliminated for consolidated reporting.

The Company’s technology license revenue declined 18% as usage by its largest licensee declined.   The Company continues to seek long-term licensing partners, however, we primarily focus our sales and business development efforts on end-user solutions for our customers.   Furthermore, during 2010, the Company did not have any legal product sales as this division was sold in October 2009.

Gross profit

	Year Ended December 31, 2010	Year Ended December 31, 2009	% change

Costs of revenue
Security and commercial printing	$5,304,000	$6,063,000	(13)%
Packaging	4,387,000	-	-
Technology license royalties and digital solutions	5,000	14,000	(64)%
Legal products	-	179,000	(100)%
Total cost of revenue	9,696,000	6,256,000	55%

Gross profit
Security and commercial printing	1,684,000	2,710,000	(38)%
Packaging	1,366,000	-	-
Technology license royalties and digital solutions	636,000	769,000	(17)%
Legal products	-	176,000	(100)%
Total gross profit	$3,686,000	$3,655,000	1%

	Year Ended December 31, 2010	Year Ended December 31, 2009	% change
Gross profit percentage:	28%	37%	(24)%

Gross Profit - Gross profit was flat between 2010 and 2009, which was primarily due to the significant decrease in the gross profits generated from the Company’s security and commercial printing as a result of decreases in sales at the Company’s commercial printing division, which more than offset the increase in gross profits as a result of the Company’s packaging division which the Company acquired in February 2010.  In addition, the Company did not have any gross profits from legal product sales as the division was sold in the fourth quarter of 2009.  The Company’s gross profit percentage decrease for 2010 as compared to 2009 reflects the larger weight that packaging sales, which typically carry a lower gross profit margin, have on the Company’s overall revenue areas, along with the weakness in commercial printing sales.   The Company expects that the impact of the Company’s acquisition of it packaging division will be to decrease overall gross profit margins for at least the near future, especially as the number of non-security packaging projects out-number the security packaging projects, which the Company expects will be at higher profit margins.

Operating Expenses

	Year Ended December 31, 2010	Year Ended December 31, 2009	% change

Operating Expenses
Sales, general and administrative compensation	$3,431,000	$3,638,000	(6)%
Professional Fees	603,000	539,000	12%
Sales and marketing	238,000	154,000	55%
Research and development	265,000	292,000	(9)%
Rent and utilities	659,000	477,000	38%
Other	642,000	710,000	(10)%
	5,838,000	5,810,000	0%
Other Operating Expenses
Depreciation and software amortization	140,000	148,000	(5)%
Stock based compensation	423,000	68,000	522%
Impairment of patents	377,000	-	-
Amoritization of intangibles	803,000	1,342,000	(40)%
	1,743,000	1,558,000	12%

Total Operating Expenses	$7,581,000	$7,368,000	3%

Sales, general and administrative compensation costs were 6% lower in 2010 as compared to 2009, which reflects the impact of the addition of approximately $634,000 of SG&A compensation expense from the packaging division the Company acquired in February 2010.  Otherwise, SG&A compensation costs would have decreased 23% during 2010 as compared to 2009 as the result of staff reductions made by the Company throughout 2009 and in early 2010 primarily in its commercial printing division.

Professional fees in 2010 increased 12% in 2010 due to increases in legal fees primarily associated with legal costs associated with the Company’s various business development and contractual activities, along with an increase in consulting costs.   In February of 2011, the Company hired an in-house General Counsel in an effort to reduce its overall legal costs in 2011 and beyond.

Sales and marketing costs during 2010 increased 55% from 2009 due to sales and marketing at the Company’s Premier Packaging division as well as an increase in marketing efforts and trade show participation for its security printing and plastic printing divisions in 2010 based on expectations that the sales downturn the Company had experienced during the global recession was reversing.

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

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  During 2010, these costs decreased 10% which was primarily the result of a one time write off of previously accrued estimated expenses of approximately $139,000 that were never incurred and a write off of previous  accrued expenses that never transpired.   This more than offset increases in other expenses of $171,000 associated with the Company’s packaging division, which the Company acquired in February 2010.

Stock based compensation expense in 2010 was $423,000 as compared to $68,000 of stock based compensation expense in 2009 which reflected the effect of reversals of previously recorded stock based compensation expense for stock options and restricted shares issued to the Company’s employees which terminated unvested due to employee terminations that occurred during the first quarter of 2009.   The 2010 stock based compensation expense included options granted to employees at Premier Packaging when the Company acquired it in February 2010, and to certain senior management, along with stock based compensation expense related to warrants issued to third parties for consulting services.

Impairment of patent acquisition costs of $377,000 was recognized in the fourth quarter of 2010 as a result of adverse decisions in the Company’s patent infringement case against the ECB which caused the Company to reduce the estimated cash flows that supported the Company’s capitalized patent acquisition based intangible asset.

Amortization of intangibles expense decreased in 2010, as compared to the 2009 as a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset, partially offset by increases in amortization of other intangible expense of new other intangibles acquired during the Company’s acquisition of Premier Packaging in February 2010.

Other Income and expenses

	Year Ended December 31, 2010	Year Ended December 31, 2009	% change

Other income (expense):
Interest income	$-	$18,000	(100)%
Interest expense	(290,000)	(259,000)	12%
Amortizaton of note discount	(420,000)	(250,000)	68%
Loss in equity investment	(121,000)	-	-
Gain on deconsolidation of Legalstore.com division	-	26,000	(100)%
Gain on foreign currency transactions	-	15,000	(100)%
Litigation settlements	-	(115,000)	100%
Registration rights penalties	-	(109,000)	100%
Other income	143,000	416,000	(66)%

Other expense, net	$(688,000)	$(258,000)	167%

Interest expense: During 2010, interest expense increased as a result of the increased debt carried by the Company due to its use of a term note to help fund the Company’s acquisition of Premier Packaging in February 2010 along with the use of a revolving line of credit to fund the working capital needs of Premier Packaging.

Amortization of note discount: During 2009, the Company entered into two convertible notes that had conversion features at below fair value and therefore, a beneficial conversion feature.  Accordingly, the Company determined that a total of approximately $423,000 of note discount had been created as a result of the beneficial conversion features and a warrant issued with the debt.  The Company was amortizing this expense over the expected life of the convertible notes.    On November 29, 2010, the holder exercised the conversion feature of the $350,000 Convertible Note for 218,750 shares of common stock, par value $0.02 which retired the debt in full.  In conjunction with the conversion, the Company recognized approximately $63,000 of note discount expense.  On December 24, 2010, the holder of the note exercised the conversion feature of the $450,000 Convertible Note for 260,116 shares of common stock, par value $0.02 which retired the debt in full.  In conjunction with the conversion, the Company recognized approximately $200,000 of note discount expense.

During 2009, the Company also recognized the amortization of note discount expense of approximately $247,000 for warrants that were issued in conjunction with the secured promissory note which had a fair value of approximately $256,000.

Gain on deconsolidation of Legalstore division: In October 2009, the Company sold Legalstore  for a non-controlling interest (37% ownership interest) in Internet Media Services.   The Company recognized a gain on the transaction of approximately $26,000 as the estimated fair value of consideration received in exchange for the assets and liabilities sold exceeded the Company’s book value of the assets and liabilities.

The Company accounted for the deconsolidation of the business by recognizing a gain in net income, measured as the difference between: the fair value of the consideration received, which in the Company’s case was a 37% equity interest in Internet Media Services over the book value of the assets and liabilities transferred.  The Company determined that the consideration received was not readily measurable because there was no activity in Internet Media Services shares prior to the transaction.  Therefore, the Company determined that the value of the “business transferred” was more readily measurable by determining the fair value utilizing a discounted cash flow model.

Loss in equity investment: The Company recognized gains or losses on its investment in Internet Media Services, the entity that purchased Legalstore from the Company in October 2009 under the equity method of accounting for investments.   During 2010, the Company recorded a cumulative loss in its investment of $121,000.   On September 23, 2010, the Company’s Board of Directors declared a dividend pursuant to which the Company distributed to its stockholders of record on October 8, 2010 on a pro-rata basis an aggregate of 7,500,000 shares of common stock of Internet Media Services.  As a result, the Company has recorded a dividend of approximately $229,000 which was the book value of the investment as of September 23, 2010.

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

Registration Rights Penalties:  During 2009, the Company recorded expense of approximately $109,000 for the fair value of warrants to purchase 40,000 shares of common stock at $2.00 issuable to Printer’s LLC as a result of the Company’s failure to file a registration statement under the terms of the $450,000 Convertible Note issued by the Company in December 2009.

Other Income: The Company received $143,000 during 2010 and $416,000 during 2009 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax years ended 2008, 2007, 2006, and 2005.

Net loss and loss per share

	Year Ended December 31, 2010	Year Ended December 31, 2009	% change
Net loss	$(4,604,000)	$(3,990,000)	15%

Net loss per share, basic and diluted	$(0.26)	$(0.27)	(4)%

Weighted average common shares outstanding, basic and diluted	17,755,141	14,700,453	21%

Net loss and loss per share -

During 2010, the Company experienced a net loss of $4.6 million, a 15% increase from the net loss of 2009.  The increase reflects the impact of certain non-recurring items such as the impairment asset charge of $377,000 the Company recorded in the fourth quarter of 2010, $263,000 of accelerated note discount expense recorded by the Company as a result of the conversion of certain debt instruments, and a significant increase in stock based compensation as compared to 2009.  In addition, in 2009, the Company had significant non-recurring income associated with the receipt of tax credits.  Furthermore, in 2010, the Company acquired Premier Packaging, which increased the non-cash depreciation expense and amortization expense, as the result of the recognition of the fair value of equipment and intangible assets acquired, by approximately $299,000.

Liquidity and Capital Resources

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009		% change vs. 2009

Cash flows from:

Operating activities	$(1,759,000)		$(1,595,000)		(10)%
Investing activities	(2,427,000)		(108,000)		(2,147)%
Financing activities	7,824,000		2,064,000		279%
Working capital	3,003,000		(818,000)		467%
Current ratio	1.72	x	0.70	x	147%

Cash and cash equivalents	$4,087,000		$449,000		810%
Funds Available from Open Credit Facilities	$802,000		$417,000		92%
Debt (excluding unamortized debt discount) and Capitalized Leases	$3,263,000		$2,218,000		47%

We have historically met our liquidity and capital requirements primarily through the private placement of equity securities and debt financings.  As of December 31, 2010, we had cash and cash equivalents of $4,087,000 representing an 810% increase over our December 31, 2009 cash position of $449,000.  The increase in the Company’s cash position was due to the $4,000,000 sale of equity to Fletcher  that the Company made on December 31, 2010.

Operating Cash Flow – During 2010, the Company used approximately $1.8 million of cash for operations, a 10% increase from our use of cash for operations in 2009, which generally reflected the Company’s paydown of accounts payables and accrued expenses and timing of cash flows from its Packaging division, which received approximately $300,000 in cash payments from customers in early January 2011 that otherwise would have reflected an improvement in operating cash flows in 2010 as compared to 2009.

Investing Cash Flow - During 2010, the Company used approximately $2.0 million for the acquisition of Premier Packaging.  The Company made the acquisition of Premier Packaging as part of the implementation of its long-term strategy to increase its ability to offer end-user customers of secure documents and related product, with brand protection packaging specifically targeted with the Premier Packaging acquisition.  In addition, the Company spent approximately $427,000 on equipment additions and patent related costs.   As the Company becomes more of a manufacturer of security products, it expects to continue to see an increase in its capital expenditures for plant and equipment.  In addition, as the Company continues to focus on the research and development of anti-counterfeiting technologies, techniques and products, it anticipates continuing to spend capital on patents.

Financing Cash Flows - During 2010, the Company raised net proceeds through the sale of equity of approximately $6.3 million, of which approximately $3.8 million was raised on December 31, 2010.   Proceeds from these equity sales were used to provide some of the funding for an acquisition, make investments in fixed assets and in the Company’s  patent portfolio, and to fund working capital.   In addition, the Company borrowed $1,500,000 on a five year term note to fund its acquisition of Premier Packaging in February 2010.   As of December 31, 2010, the Company had approximately $4,087,000 in cash, primarily the result of its equity funding.

Future Capital Needs - As of December 31, 2010, the Company has approximately $4,087,000 in cash and $417,000 available to it under one credit facility, along with up to $385,000 available under a credit line at its Premier Packaging subsidiary.   While the Company’s working capital position has significantly improved since December 31, 2009, the Company continued to incur operating losses during 2010, and therefore the Company will likely use its cash on hand to fund its operations until it can consistently generate positive cash flow from its operations.  In addition, the Company has approximately $3.3 million of debt, of which approximately $1 million is current, which may require the use of its cash on hand in order to pay.   While the Company believes that its cash on hand will provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months, if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2010 or 2009 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The consolidated financial statements for the fiscal year ended December 31, 2010 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, stock based compensation valuations, the valuation of intangible assets, and allocation of assets in business combinations. Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. The Company has three reporting units with goodwill based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments.

Other Intangible Assets and Patent Defense Costs

Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.  External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful.   The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful.     The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs.    Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis.   The Company amortizes its other intangible assets over their estimated useful lives.  Patents are amortized over the remaining legal life, up to 20 years.  Intangible asset amortization expense is generally classified as an operating expense.  The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process.   The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product.  To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.  Impairment of patent acquisition costs of $377,000 was recognized in the fourth quarter of 2010 as a result of adverse decisions in the Company’s patent infringement case against the ECB which caused the Company to reduce the estimated cash flows that supported the Company’s capitalized patent acquisition based intangible asset.

Conventional Convertible Debt

When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF").   Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any embedded or detachable free standing instruments that are included, such as common stock warrants.  We record a BCF as a debt discount pursuant to FASB ASC Topic 470-20.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method.

Revenue Recognition

Sales of security and commercial printing products, packaging and legal products are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

For digital solutions sales, revenue is recognized in accordance with the FASB ASC 985-605. Accordingly, revenue is recognized when all of the following conditions are satisfied:   (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable (4) the collection of our fees is reasonably assured.

The Company recognizes revenue from technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

Business Combinations

The Company adopted the new FASB guidance on business combinations and non-controlling interests. The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As under previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

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

	2010		2009

Volatility	54.3%		54.7%
Expected option term	3.8	years	3.9	years
Risk-free interest rate	2.5%		2.3%
Expected forfeiture rate	0.0%		0.0%
Expected dividend yield	0.0%		0.0%

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  FASB ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates the realizability of its net deferred tax assets on an annual basis a valuation allowances are provided or released, as necessary.  Since the Company has had cumulative losses in recent years, the accounting guidance suggest that we should not look to future earnings to support the realizability of the net deferred tax asset.  As a result, as of the years ended December 31, 2010 and 2009, the Company has elected to record a valuation allowance to reduce net deferred tax assets to zero.

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

Investment Valuation and Deconsolidation

On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services whereby the Company sold the assets and liabilities of Legalstore, a division of the Company, in exchange for 7,500,000 shares of common stock of Internet Media Services.  The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold.   Management determined that the transaction did not qualify as a non-monetary exchange due to the exception noted in FASB ASC 845-10 ( [ A transfer of assets to an entity in exchange for an equity interest in that entity).  Management determined that the transaction qualified as a derecoginition of a subsidiary under FASB ASC 810-10-40.  Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services or a 37% interest) and the carrying value of the assets and liabilities sold.  Given that the consideration received is not readily measurable because of the lack of activity in Internet Media Services shares prior to the transaction, the Company determined that the value of the “business transferred” is more readily measurable by determining the fair market value of the business transferred based on a discounted cash flow model.    The Company is recording the equity method investment at fair value.  Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary.  If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill.  Investors should not amortize goodwill associated with equity method investments after the date FASB ASC 350 is initially applied by the entity in its entirety.  The Company has determined that given the lack of activity in Internet Media Services shares prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill.  The Company is continuing to report the activity in operating loss and not breaking out and reporting it as discontinued operations because the operations and cash flows of the component have not been eliminated from the ongoing operations of the entity as a result of the equity method investment and because the Company has significant continuing involvement in the operations of Internet Media Services after the disposal transaction because of its ownership percentage and board representation.

On September 23, 2010, the Company’s Board of Directors declared a dividend which provided for the distribution by the Company to its stockholders of record on October 8, 2010,on a pro-rata basis, of its 7,500,000 shares of stock in Internet Media Services.  The dividend was recorded at approximately $229,000 which was the book value of the investment as of September 23, 2010.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the new accounting guidance relating to fair value measurements as required by the Fair Value Measurement Topic of the ASC for financial instruments measured at fair value on a recurring basis and effective January 1, 2009 on a non-recurring basis. The new accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. One of the Company's derivative instruments is an interest rate swap that changes a variable rate into a fixed rate on the term loan and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2010.   Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at December 31, 2010, was approximately $26,000.

The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, anti-dilution provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured.  A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2010 and 2009 follow Item 15, beginning at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. During 2010 we had one person on staff that performs nearly all aspects of our external financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the external financial statements.    This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission (“SEC”).  Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documentation.  In addition, during the preparation of our annual consolidated financial statements, we determined that certain key assumptions and calculations used in the future cash flow analysis supporting our asset impairment tests required editing after submission to our auditors.   These edits did not result in audit adjustments to our December 31, 2010 consolidated financial statements.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles (“GAAP”) were ineffective.  Specifically, during the course of the quarterly interim reviews and the annual audit, adjustments were made to correct the recorded amounts for the non-monetary dividend  and equity based transactions including the resulting impact on our income tax provision, as well as required disclosures based on the misapplication of GAAP by the Company that would have resulted in a material misstatement of our financial statements.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only management’s report in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal controls over the financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated by reference herein.

We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer.  Copies of the codes of business conduct and ethics are available on our Web site at www.documentsecurity.com.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated by reference herein.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated by reference herein.

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated by reference herein.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended*
3.2	Amended and Restated By-laws of Document Security Systems, Inc. dated March 18, 2010.*
10.1
Form of Registration Rights Agreement dated as of May 29, 2009 between Document Security Systems, Inc. and the holders listed therein (incorporated by reference to  exhibit 10.2 to Form 8-K dated May 29, 2009).

10.2	Form of Warrant to Purchase Common Stock of Document Security Systems, Inc. dated May 29, 2009
10.3
(incorporated by reference to exhibit 4.1 to Form 8-K dated May 29, 2009).
Form of Subscription Agreement dated as of May 29, 2009 between Document Security Systems, Inc. and the Subscribers (incorporated by reference to exhibit 10.1 to Form 8-K dated May 29, 2009).

10.4	Asset Purchase Agreement between Lester Levin Inc. and Internet Media Services, Inc. dated October 8, 2009 (incorporated by reference to exhibit 2.1 to Form 8-K dated October 8, 2009).
10.5
Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Michael Buechler and Manufacturers and Traders Trust Company dated October 8, 2009 (incorporated by reference to exhibit 10.3 to Form 8-K dated October 8, 2009).

10.6
Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Manufacturers and Traders Trust Company dated October 8, 2009 (incorporated by reference to exhibit 10.2 to Form 8-K dated October 8, 2009).

10.7
Voting Agreement between Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Michael Buechler dated October 8, 2009 (incorporated by reference to exhibit 10.4 to Form 8-K dated October 8, 2009).

10.8	$350,000 Convertible Promissory Note dated November 24, 2009 (incorporated by reference to exhibit 10.1 to Form 8-K dated December 15, 2009).
10.9	$575,000 Promissory Note dated November 24, 2009 (incorporated by reference to exhibit 10.2 to Form 8-K dated December 15, 2009).
10.10	Form of Letter Agreement dated December 11, 2009 (incorporated by reference to exhibit 10.3 to Form 8-K dated December 15, 2009).
10.11	Form of $450,000 Convertible Promissory Note (incorporated by reference to exhibit 10.1 to Form 8-K dated December 30, 2009).
10.12	Form of Warrant to Purchase Common Stock of Document Security Systems, Inc. dated January 28, 2010 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 17, 2010).
10.13
Stock Purchase Agreement dated as of February 12, 2010 by and among Robert B. Bzdick and Joan T. Bzdick and Document Security Systems, Inc. (incorporated by reference to exhibit 10.2 to Form 8-K dated February 17, 2010).

10.14	Employment Agreement dated February 12, 2010 between Document Security Systems, Inc. and Robert Bzdick (incorporated by reference to exhibit 10.3 to Form 8-K dated February 17, 2010).
10.15
$1,500,000 Acquisition Term Loan Note dated February 12, 2010 made by Premier Packaging Corporation in favor of RBS Citizens, N.A. (incorporated by reference to exhibit 10.4 to Form 8-K dated February 17, 2010).

10.16	Revolving Line Note dated February 12, 2010 made by Premier Packaging Corporation in favor of RBS Citizens, N.A. (incorporated by reference to exhibit 10.5 to Form 8-K dated February 17, 2010).
10.17	Credit Facility Agreement dated February 12, 2010 by and between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.6 to Form 8-K dated February 17, 2010).
10.18
Security Agreement dated February 12, 2010 by and between RBS Citizens, N.A. and Document Security Systems, Inc, Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.7 to Form 8-K dated February 17, 2010).

10.19
Guaranty and Indemnity Agreement dated February 12, 2010 by and between RBS Citizens, N.A. and Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.8 to Form 8-K dated February 17, 2010).

10.20	Form of Subscription Agreement dated as of January 28, 2010 between Document Security Systems, Inc. and Subscribers (incorporated by reference to exhibit 10.9 to Form 8-K dated February 17, 2010).
10.21	Form of Subscription Agreement (incorporated by reference to exhibit 10.1 to Form 8-K/A dated July 21, 2010).
10.22	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to form 8-K dated July 21, 2010).
10.23	Agreement between Document Security Systems, Inc. and Fletcher International, Ltd. dated December 31, 2010 (incorporated by reference to exhibit 99.1 to Form 8-K dated December 31, 2010).
10.24	Warrant Certificate No. 1 dated December 31, 2010 (incorporated by reference to exhibit 99.2 to Form 8-K dated December 31, 2010).
10.25	Warrant Certificate No. 2 dated December 31, 2010 (incorporated by reference to exhibit 99.3 to Form 8-K dated December 31, 2010).
10.26	Amended and Restated Agreement dated February 18, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated February 24, 2011).
10.27	Warrant Certificate No. 3 dated February 18, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 24, 2011).
10.28	Warrant Certificate No. 4 dated February 18, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 24, 2011).
10.29	Amendment dated March 14, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 17, 2011).
10.30	Warrant Certificate No. 5 dated March 14, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated March 17, 2011).
10.31	Warrant Certificate No. 6 dated March 14, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2011).
10.32	2004 Employee Stock Option Plan (incorporated by reference to Appendix D to the definitive proxy statement filed with the SEC on November 17, 2004).

10.33	Non-Executive Director Stock Option Plan (incorporated by reference to Appendix E to the definitive proxy statement filed with the SEC on November 17, 2004).
10.34	Standby Term Loan Note dated October 8, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.1 to Form 8-K dated October 12, 2010).
10.35
Amended and Restated Credit Facility Agreement dated October 8, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.2 to Form 8-K dated October 12, 2010).

10.36
Amended and Restated Security Agreement dated October 8, 2010 between RBS Citizens, N.A. and Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.3 to Form 8-K dated October 12, 2010).

10.37
Amended and Restated Guaranty and Indemnity Agreement dated October 8, 2010 between RBS Citizens, N.A. and Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.4 to Form 8-K dated October 12, 2010).

10.38	Interest Rate Swap Transaction Agreement between Premier Packaging Corporation and RBS Citizens, N.A., dated February 25, 2010*
10.39	Amended and Restated 2004 Employee Stock Option Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on December 8, 2005).
10.40	Amended and Restated 2004 Non-Executive Stock Option Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 8, 2005).
21	Subsidiaries of Registrant*
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC*
31.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 302*
31.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 302*
32.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 906*
32.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 906*

*	filed herewith

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Equity	F-5

Notes to the Consolidated Financial Statements	F6 - F29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 31, 2011

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$4,086,574	$448,895
Accounts receivable, net of allowance
of $66,000 ($66,000- 2009)	2,227,877	1,143,939
Inventory	601,359	184,174
Prepaid expenses and other current assets	231,190	91,310
Total current assets	7,147,000	1,868,318

Equipment and leasehold improvements, net	2,543,494	1,286,226
Other assets	325,953	305,507
Goodwill	1,943,081	1,315,721
Other intangible assets, net	1,847,859	1,588,969
Investment	-	350,000
Total assets	$13,807,387	$6,714,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,828,138	$1,673,901
Accrued expenses and other current liabilities	1,312,363	934,595
Revolving line of credit	614,833	-
Current portion of long-term debt	300,000	-
Current portion of capital lease obligations	88,776	78,167
Total current liabilities	4,144,110	2,686,663

Revolving notes from related party	583,000	583,000
Long-term debt, net of unamortized discount of $0 in 2010 ($420,000 -2009)	1,578,242	954,616
Capital lease obligations	98,532	182,424
Deferred tax liability	89,779	70,830
Derivative liabilities	3,866,836	-
Commitments and contingencies (see Note 13)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized,
19,391,319 shares issued and outstanding (16,397,887 in 2009)	387,825	327,957
Additional paid-in capital	44,178,569	38,399,033
Accumulated other comprehensive loss	(25,834)	-
Accumulated deficit	(41,093,672)	(36,489,782)

Total stockholders' equity	3,446,888	2,237,208

Total liabilities and stockholders' equity	$13,807,387	$6,714,741

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2010	2009

Revenue
Security and commercial printing	$6,987,930	$8,773,131
Packaging	5,752,601	-
Technology license royalties and digital solutions	641,050	783,453
Legal products	-	355,107
Total Revenue	13,381,581	9,911,691

Costs of revenue
Security and commercial printing	5,303,952	6,063,479
Packaging	4,386,829	-
Technology license royalties and digital solutions	5,476	14,028
Legal products	-	178,892
Total costs of revenue	9,696,257	6,256,399

Gross profit	3,685,324	3,655,292

Operating expenses:
Selling, general and administrative	6,136,152	5,733,908
Research and development	265,360	291,538
Impairment of intangible assets	376,481	-
Amortization of intangibles	803,468	1,342,105

Operating expenses	7,581,461	7,367,551

Operating loss	(3,896,137)	(3,712,259)

Other income (expense):
Interest income	-	18,140
Loss on equity investment	(121,393)	-
Interest expense	(290,087)	(258,918)
Amortizaton of note discount	(420,385)	(250,102)
Gain on deconsolidation of Legalstore.com division	-	25,755
Litigation settlements	-	(115,101)
Registration rights penalties	-	(109,464)
Gain on foreign currency transactions	-	15,050
Other income	143,061	415,838

Loss before income taxes	(4,584,941)	(3,971,061)

Income tax expense	18,949	18,952

Net loss	$(4,603,890)	$(3,990,013)

Other comprehensive loss:
Interest rate swap loss	(25,834)	-

Comprehensive Loss	$(4,629,724)	$(3,990,013)

Divedend per share	$0.01	$-

Net loss per share -basic and diluted:	$(0.26)	$(0.27)

Weighted average common shares outstanding, basic and diluted	17,755,141	14,700,453

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2010	2009
Cash flows from operating activities:
Net loss	$(4,603,890)	$(3,990,013)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	1,261,122	1,661,522
Stock based compensation	423,471	67,709
Stock based payments for legal settlements	-	115,101
Warrants issuable for registration rights penalty	-	109,464
Amortization of note discount	420,385	250,102
Gain on deconsolidation of division	-	(25,755)
Loss on equity investment	121,393	-
Intangible asset impairment	376,481	-
(Increase) decrease in assets:
Accounts receivable	200,339	109,108
Inventory	86,977	73,849
Prepaid expenses and other assets	(101,465)	(81,547)
Increase (decrease) in liabilities:
Accounts payable	(209,516)	276,070
Accrued expenses and other current liabilities	265,450	(160,711)
Net cash used by operating activities	(1,759,253)	(1,595,101)

Cash flows from investing activities:
Decrease in restricted cash	-	131,004
Purchase of equipment and leashold improvements	(157,422)	(62,522)
Purchase of other intangible assets	(269,729)	(176,083)
Acquisition of business	(2,000,000)	-
Net used by investing activities	(2,427,151)	(107,601)

Cash flows from financing activities:
Net borrowing on revolving note- related parties	-	300,000
Net borrowings on revolving line of credit	342,428	-
Payments on short-term debt	-	(900,000)
Borrowings on long-term debt	1,553,242	575,000
Payments of long-term debt	(250,000)	-
Borrowings on long-term convertible notes	-	800,000
Payments of capital lease obligations	(73,283)	(86,124)
Issuance of common stock, net	6,251,696	1,374,901
Net cash provided by financing activities	7,824,083	2,063,777

Net increase in cash and cash equivalents	3,637,679	361,075
Cash and cash equivalents beginning of year	448,895	87,820

Cash and cash equivalents end of year	$4,086,574	$448,895

See accompanying notes.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Subscriptions Receivable	Other Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2008	14,369,764	$287,395	$35,538,695	$(1,300,000)	$-	$(32,499,769)	$2,026,321

Issuance of common stock, net	1,010,000	20,200	1,354,702	-	-	-	1,374,902
Conversion of debt to equity	1,250,000	25,000	1,975,000	-	-	-	2,000,000
Discount on debt	-	-	72,126	-	-	-	72,126
Fair value of beneficial conversion features	-	-	350,871	-	-	-	350,871
Stock based payments, net of tax effect	93,123	1,862	401,139	-	-	-	403,001
Cancellation of subscribed shares	(325,000)	(6,500)	(1,293,500)	1,300,000	-	-	-
Net Loss				-	-	(3,990,013)	(3,990,013)

Balance, December 31, 2009	16,397,887	$327,957	$38,399,033	$-	$-	$(36,489,782)	$2,237,208

Issuance of common stock, net	1,729,129	34,583	5,977,113	-	-	-	6,011,696
Acquisition of Premier Packaging	735,437	14,709	2,551,966	-	-	-	2,566,675
Stock based payments, net of tax effect	50,000	1,000	555,476	-	-	-	556,476
Property dividend			(228,607)	-	-	-	(228,607)
Conversion of debt	478,866	9,576	790,424	-	-	-	800,000
Other comprehensive loss	-	-		-	(25,834)	-	(25,834)
Derivative liabilities	-	-	(3,866,836)	-	-	-	(3,866,836)
Net Loss	-	-		-	-	(4,603,890)	(4,603,890)

Balance, December 31, 2010	19,391,319	$387,825	$44,178,569	$-	$(25,834)	$(41,093,672)	$3,446,888

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - DESCRIPTION OF BUSINESS

The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protection and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security System and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase our common stock, valuation of derivative liabilities arising from issuances of common stock and associated warrants and other rights to acquire common stock in the future, deferred revenue and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engage third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions and the determination of the fair value of derivative liabilities.

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

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2010, the Company established a reserve for doubtful accounts of approximately $66,000 ($66,000 – 2009). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method. Packaging Work-in-process and finished goods included the cost of materials, direct labor and overhead.

Equipment and Leasehold Improvements - Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2010 was approximately $458,000 ($319,000- 2009).

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services whereby the Company sold the assets and liabilities of Legalstore, a division of the Company, in exchange for 7,500,000 shares of common stock of the Internet Media Services.  The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold.   Management determined that the transaction qualified as a derecognition of a subsidiary under FASB ASC 810-10-40.  Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services or a 37% interest) and the carrying value of the assets and liabilities sold.  Given that the consideration received is not readily measurable because of the lack of activity in Internet Media Services shares prior to the transaction, the Company determined that the value of the “business transferred” is more readily measurable by determining the fair market value of the business transferred based on a discounted cash flow model.   The Company recorded the equity method investment at fair value.  Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary.  If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill.  Investors shall not amortize goodwill associated with equity method investments after the date FASB ASC 350 is initially applied by the entity in its entirety.  The Company determined that given the lack of activity in Internet Media Services shares prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill which difference amounted to approximately $243,000 at December 31, 2009.   For the period from October 9, 2009 through December 31, 2009, the Company’s equity in the earnings of Internet Media Services was di minimus and not recorded by the Company.  The total assets and liabilities of Internet Media Services as of December 31, 2009 amounted to approximately $350,000 and $60,000, respectively.

The Company recognized gains or losses on its investment under the equity method of accounting for investments.   During 2010, the Company recorded a cumulative loss on its investment of approximately $121,000.   On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company distributed to its stockholders of record on October 8, 2010 on a pro-rata basis its 7,500,000 shares of stock of Internet Media Services.  As a result, the Company has recorded a dividend of approximately $229,000 which was the book value of the investment as of September 23, 2010.

Business Combinations -The Company adopted new FASB guidance on business combinations and non-controlling interests. The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As under previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics.  The Company has three reporting units based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company performs annual assessments and has determined that no impairment is necessary during the years ended December 31, 2010 and 2009.

Other Intangible Assets, Patent Defense Costs and Patent Application Costs– Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies and a customer list obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.  External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful.   The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful.     The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs.    Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis.  Intangible asset amortization expense is classified as an operating expense.  The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process.   The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product.  Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

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

Fair Value of Financial Instruments - Effective January 1, 2008, the Company adopted the new accounting guidance relating to fair value measurements as required by the Fair Value Measurement Topic of the FASB ASC for financial instruments measured at fair value on a recurring basis and effective January 1, 2009 on a non-recurring basis. The new accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. One of the Company's derivative instruments is an interest rate swap that changes a variable rate into a fixed rate on the term loan and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2010.   Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at December 31, 2010, was approximately $26,000.

The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured.  A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters.  Future changes in the fair value of the derivatives liabilities, if any, will be recorded in the statement of operations as gains or losses from derivative liabilities.

Conventional Convertible Debt -When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants.  We record a BCF as a debt discount pursuant to FASB ASC Topic 470-20. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method. During 2010, the holders of both of the Company’s convertible notes totaling $800,000 exercised the conversion features of the respective convertible notes for an aggregate of 478,866 shares of the Company’s common stock, which retired the debt in full.  In conjunction with the conversions, the Company recognized approximately $263,000 of unamortized note discount expense.

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

For digital solutions sales, revenue is recognized in accordance with FASB ASC 985-605. Accordingly, revenue is recognized when all of the following conditions are satisfied:   (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable (4) the collection of our fees is reasonably assured.

For technology licenses revenue is recognized once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

Advertising Costs– Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications.   Advertising costs were $32,000 in 2010 ($23,000 – 2009).

Research and Development– Research and development costs are expensed as incurred.

Foreign Currency- Net gains and losses resulting from transactions denominated in foreign currency are recorded as other income or loss.

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

Earnings Per Common Share - The Company presents basic and diluted earnings per share.  Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the years ended December 31, 2010 and 2009, there were up to 2,767,131 and 2,652,886, respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective years.   This amount includes the warrants issued to Fletcher on December 31, 2010 (as amended on February18, 2011 and March 14, 2011).  These amounts do not include potentially issuable shares under Fletcher’s Later Investment rights which provide Fletcher the right to acquire up to 756,387 shares of the Company’s common stock at a price per share of $5.38 anytime prior to July 2, 2011. For each share purchased by Fletcher pursuant to the Later Investment, Fletcher would receive a warrant to purchase an additional share of the Company’s commons stock at $5.38 for up to nine years.   If Fletcher exercises all of its Later Investment Rights, then an additional 756,387 warrants would be issued.  (See Note 7).

Concentration of Credit Risk - The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2010, two customers accounted for 25% and 10% of the Company’s total revenue from continuing operations, respectively.   As of December 31, 2010, these customers accounted for 37% and 7% of the Company’s trade accounts receivable balance, respectively.  During 2009, two customers accounted for 19% and 12% of the Company’s total revenue from continuing operations, respectively.  As of December 31, 2009, two customers’ account receivable balance accounted for 21% and 17% of the Company’s trade accounts receivable balance, respectively.  The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Recent Accounting Pronouncements

 In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company partially adopted the requirements within ASU 2010-6 as of January 1, 2010. The adoption did not have an impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; early adoption is permitted.  Management is currently evaluating the impact that the adoption of ASU 2010-29 will have and does not believe the adoption will have a material impact on our consolidated financial statements.

NOTE 3. – INVENTORY

Inventory consisted of the following at December 31,:

	2010	2009

Finished Goods	$193,346	$38,093
Work in process	86,776	58,493
Raw Materials	321,237	87,588

	$601,359	$184,174

NOTE 4. - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following at December 31:

		2010		2009
	Estimated Useful Life	Purchased	Under Capital Leases	Purchased	Under Capital Leases

Machinery & equipment	5-7 years	$2,514,045	$369,114	$752,387	$547,936
Leasehold improvements	up to 13 years (1)	741,919	-	735,434	-
Furniture & fixtures	7 years	104,709	-	70,209	-
Software & websites	3 years	356,125	-	270,725	-

Total cost		$3,716,798	$369,114	$1,828,755	$547,936
Less accumulated depreciation		1,391,693	150,725	809,082	281,383

Net		$2,325,105	$218,389	$1,019,673	$266,553

(1) Expiration of lease term

NOTE 5. - INTANGIBLE ASSETS

Goodwill - The Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach.   As of December 31, 2010, the Company had goodwill of approximately $1,943,000 ($1,316,000- December 31, 2009) attributable to the commercial and security printing segment ($1,316,000) and the packaging segment ($627,000) which was recorded in 2010 as a result of our acquisition of Premier Packaging (See Note 9).   In October 2009, we sold the assets and liabilities associated with Legalstore in exchange for common stock of  Internet Media Services.  The sale included goodwill with a net book value of approximately $81,000.

Other Intangible Assets - Other intangible assets are comprised of the following at December 31:

		2010			2009
	Useful Life	Gross Carrying A mount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	2,038,300	815,177	1,223,123	666,300	532,285	134,015
Patent acquisition and defense costs	Varied	4,729,889	4,729,889	-	4,729,889	3,879,341	850,548
Patent application costs	Varied (1)	843,693	218,957	624,736	776,159	171,753	604,406
		$7,611,882	$5,764,023	$1,847,859	$6,172,348	$4,583,379	$1,588,969

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of December 31, 2010 the weighted average remaining useful life of these assets in service was 14.8 years.

Actual amortization for 2010 and 2009 and expected amortization for each of the next five years is as follows:

2009 Actual		$1,342,000
2010 Actual		$803,000

Expected	2011	$242,253
	2012	232,365
	2013	232,365
	2014	232,365
	2015	147,198
	Thereafter	761,313
		$1,847,859

Acquired Intangible Assets - In February 2010, the Company acquired intangible assets associated with its acquisition of Premier Packaging  as described in Note 9.  These intangible assets were valued at $1,372,000 by an independent valuation firm and consist of customer lists, amortized over the expected life of 10 years, and a non-compete agreement, amortized over the expected life of 5 years.

In February 2006, the Company acquired intangible assets associated with its acquisition of the assets of P3.  These intangible assets were valued at $625,300 by an independent valuation firm and consist of customer lists, trade name and brand, and a non-compete agreement, which will be fully amortized as of February 2011.

Patent Acquisition and Defense Costs-  Included in the Company’s capitalized patent defense costs are costs associated with the acquisition of certain rights associated with patents that the Company is defending.  In December 2004, the Company entered into an agreement with the Wicker Family in which Document Security Systems obtained the legal ownership of technology (including patent ownership rights) previously held by the Wicker Family.  At that time, the agreement with the Wicker Family provided that the Company would retain 70% of the future economic benefit derived from settlements, licenses or subsequent business arrangements from any infringer of the Wicker patents that Document Security Systems chooses to pursue.  The Wicker Family was to receive the remaining 30% of such economic benefit.  In February 2005, the Company further consolidated its ownership of the Wicker Family based patents and its rights to the economic benefit of infringement settlements when the Company purchased economic interests and legal ownership from approximately 45 persons and entities that had purchased various rights in Wicker Family technologies over several decades.   The Company issued an aggregate of 541,460 shares of its common stock for the rights of the interest holders and secured 100% ownership of a US Patent and approximately 16% of additional economic rights to settlements with infringers of the Wicker Family’s foreign patents.  The value of the shares of common stock was determined based upon the closing price of the shares of the Company’s common stock on the American Stock Exchange on February 15, 2005 of $7.25 per share was, $ 3,905,672 net of expenses.   The Company amortized these costs over the weighted average expected life of the patents underlying the acquired rights, which was 6.75 years as of the date of acquisition.   As of December 31, 2010, the net unamortized balance of acquired patent assets was $377,000, which was recorded in the corporate segment. As a result of the losses in the appeal of two court decisions in the fourth quarter of 2010 related to the Company’s infringement case against the ECB (as described in Note 13- Legal Proceedings), the Company’s management determined that an impairment of this asset occurred as it is more likely than not that the Company would not receive proceeds from infringement litigation in these non-European jurisdictions, and the remaining balance was considered impaired.

Patent defense costs are comprised of legal cost associated with our patent infringement suit against the ECB which the Company commenced in 2005.  The Company bases it decision to defer the costs associated with this case on the principal that successful patent defense costs are capitalizable.  First, the Company’s infringement case is based on the relationship of the inventor of the Company’s patent with various representatives of European currency printers, consultants, and other participants during the late 1990’s in regard to the industry’s attempts to defeat new advanced levels of copier and scanning technologies that were then emerging in the marketplace.  The inventor of the  patent had a proven history of success in anti-counterfeiting technology, and was seen as a source by these industry participants for help solve these challenges.  The Company believed that it could establish a direct link between these communications and the use of the technology by these industry participants in the design and production of the Euro, which was designed in the late 1990’s and was initially released for circulation in 2002.  In addition, prior to filing the ECB litigation, the Company consulted extensively with legal counsel and performed extensive due diligence with our legal counsel for approximately one year to analyze the merits of our patent infringement case, and only after these efforts did we take our legal counsel’s recommendation to proceed with the ECB litigation. Based on the cumulative evidence available to the Company at the time of filing the suit, the Company believed from the outset of the case that it will be able to prove in court that the ECB infringed the Company’s patent on its Euro notes by using the Company’s technology in the design of the notes for the specific purpose of making the notes difficult to copy, and therefore the Company’s infringement case would be successful.

During the course of the ECB litigation, the most significant events in the case were challenges of patent validity by the ECB in nine jurisdictions in Europe as a core component of its defense.  The Company believed that the ECB’s challenge of patent validity represented the biggest hurdle to a successful outcome of the overall infringement case.  During the course of the ECB litigation, the Company spent approximately $4,247,000 on legal and related court cost associated with defending the patent in these jurisdictions.   The Company amortized these costs over the expected life of the patent which expired as of January 2010.   During the course of the ECB litigation, the Company analyzed the recoverability of its capitalized patent defense costs.  The Company used the potential proceeds from its ECB Litigation as the primary source of future cash flows.  Specifically, the Company used assumptions of banknote production volumes during the alleged infringement period and estimated banknote production costs from third party sources to determine the estimated total costs of the production of the Euro banknotes in each year of infringement.  The Company then applied a royalty rate that the Company generally charges international licensees and that the Company believes is consistent with industry standards to determine the amount that would be due to the Company if the ECB had licensed the technology from the Company on the Company’s standard licensing terms.   The Company uses this amount as an estimate of the gross proceeds it could receive from a successful outcome of the litigation in all jurisdictions.  The Company then allocated these potential proceeds by the percent of circulation of each jurisdiction in which the Company has ongoing litigation to determine the potential proceeds of a successful outcome in the jurisdictions where the patent has been held as valid or where the patent validity has not yet been determined.  Finally, the Company uses a probability factor in its analysis that discounts these potential future proceeds that takes into account the different status levels of each jurisdiction.   Thus, the Company determined a probability based cash flow which is compared to the net patent defense costs balance to determine whether an impairment of these costs has occurred.    In 2008, as a result of an adverse decision regarding patent validity in one of the jurisdictions, the United Kingdom, the Company recognized an impairment of approximately $281,000.  All other patent defense costs were amortized over the expected life of the patent and were fully amortized as of January 2010.   As of December 31, 2010, there were no longer any unamortized patent defense costs or patent acquisition costs reflected on the Company’s balance sheet.

In August 2008, the Company entered into an agreement with Trebuchet under which Trebuchet agreed to pay substantially all of the litigation costs associated with pending validity proceedings and infringement suits, if any, subsequent to that point.  Under the terms of the Agreement, and in consideration for Trebuchet’s funding obligations, the Company assigned and transferred a 49% interest of the Company’s rights, title and interest in the patent to Trebuchet.  Trebuchet will receive 50% of all proceeds from any judgments, settlements, licenses or other forms of payment received as a result of any litigation.   Pursuant to this transaction, the Company recognized a loss on the sale of patent assets for its assignment and transfer of 49% of its ownership rights in the patent, which had a net book value of approximately $1,670,000, for proceeds of $500,000.

Patent Application Costs - On an ongoing basis, the Company submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT).   The Company capitalizes these costs and amortizes them over the patents’ estimated useful life.

NOTE 6. – SHORT TERM AND LONG TERM DEBT

Revolving Note - Related Party- On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors (the “Fagenson Credit Agreement” or “Credit Facility”). Under the Fagenson Credit Agreement, the Company could borrow up to a maximum of $3,000,000 from time to time up to and until January 4, 2010.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement has annual interest rate of 2% above LIBOR and is secured by the Common Stock of P3, the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement.  On December 11, 2009, the Company entered into a Letter Agreement with the lender for the conversion of $2,000,000 of debt owed under the Credit Facility into 1,250,000 shares of Document Security Systems common stock.   In addition, the parties amended the Credit Facility to allow for a maximum borrowing of up to $1,000,000 and extended the due date to January 4, 2012.   As of December 31, 2010, the Company had outstanding $583,000 ($583,000 – December 31, 2009) under the Fagenson Credit Agreement.    Under the terms of the Credit Facility the Company is required to comply with various covenants, in which the Company was in violation of one covenant for the lack of payment of interest.  While the Company had not received a notice of default from the lender, the Company did receive a waiver from the lender for the violation as of December 31, 2010.

Interest expense for revolving notes from related parties for the year ended December 31, 2010 was approximately $20,000 ($108,000 – 2009) of which approximately $172,000 is included in accrued expenses as of December 31, 2010 ($152,000 –December 31, 2009).

Notes Payable and Revolving Credit Line - On December 9, 2009, the Company used the proceeds from a $350,000 Convertible Note and a $575,000 Promissory Note (collectively, the “Notes”), respectively, to pay in full a $900,000 Term Note.   The $350,000 Convertible Note was set to mature on November 24, 2012, accrued interest at 10% and was convertible into up to 218,750 shares of Document Security Systems common stock.  The $575,000 Promissory Note matures on November 24, 2012 accrues interest at 10%, payable quarterly.   Both Notes are secured with equal rights by the assets of the Company’s wholly owned subsidiary, DPI. In conjunction with the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $94,000 which was recorded as discount on debt and was being amortized over the term of the Note.  On November 29, 2010, the holder exercised the conversion feature of the $350,000 Convertible Note for 218,750 shares of Document Security Systems common stock, par value $0.02 which retired the debt in full.  In conjunction with the conversion, the Company recognized approximately $63,000 of note discount expense.

On December 30, 2009, the Company used the proceeds from a $450,000 Convertible Note (“Note”) to pay in full $450,000 due under a previous Credit Facility due to the Company’s CEO.   The $450,000 Note was set to mature on June 23, 2012, accrued interest at 8%, and was convertible into up to 260,116 shares of Document Security Systems common stock, and was secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, P3 and DPI.   In conjunction with the Note, the Company issued to the holders of the Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $72,000, which was recorded as discount on debt and is being amortized over the term of the Note.  Furthermore, in conjunction with this Note, the Company determined a beneficial conversion feature existed amounting to approximately $257,000, which was recorded as discount on debt and is being amortized over the term of the Note.   In addition, the Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable under the terms of the  Note as a result of the Company’s failure to timely file a registration statement for the shares issuable upon conversion of the Note and underlying the warrants, respectively,   On December 24, 2010, the holder of the Note exercised the conversion feature of the Note for 260,116 shares of Document Security Systems common stock, par value $0.02 which retired the debt in full.  In conjunction with the conversion, the Company recognized approximately $200,000 of note discount expense.

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging.  In conjunction with the transaction, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) pursuant to which Citizens Bank provided Premier Packaging with a term loan of $1,500,000, and a revolving credit line of up to $1,000,000, which provides for the ability to get letters of credits based on available revolving credit balances.  The Citizens Bank Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier Packaging.   The $1,500,000 term loan matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36th month.  Interest accrues at LIBOR plus 3.75%.   The proceeds of the term loan were used as partial payment of the purchase of all of the outstanding common stock of Premier Packaging. The revolving line of credit up to $1,000,000 is accessible by the Premier Packaging division subject to certain terms matures on May 13, 2011, as amended, and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%.   The Company subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.  The amount of the swap liability was $26,000 at December 31, 2010 and is included in accrued expenses in the accompanying balance sheet.  As of December 31, 2010, the remaining principal balance due on the Note was $1,250,000 and there was approximately $615,000 outstanding on the revolving credit line.

Standby Term Loan Note - On October 8, 2010, the Company amended the Credit Facility Agreement to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases.   The Company has 12 months to draw upon this line of credit, after which the balance of funds advanced from the line is converted into a 5 year term loan.  Interest accrues at LIBOR plus 3.00%.   As of December 31, 2010, the Company has drawn approximately $53,000 from the Standby line for the purchase of equipment.

All of the Citizen’s credit facilities are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by Document Security Systems and the Company’s other wholly owned subsidiaries, P3 and DPI.

A summary of scheduled principal payments of revolving notes related party and notes payable at December 31, 2010 are as follows:

2011	$300,000
2012	1,458,000
2013	650,000

$2,408,000

NOTE 7. - STOCKHOLDERS’ EQUITY

Stock Issued in Private Placements  -Between May 29, 2009 and June 22, 2009, the Company sold 56 investment units in a private placement at a price of $10,000 per unit for aggregate proceeds of $560,000 less $44,000 in expenses, consisting of 400,000 shares of common stock and warrants to purchase an aggregate of 80,000 shares of common stock.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $80,000.  On July 15, 2009, the Company sold 24.5 investment units for $10,000 per unit for gross cash proceeds of $245,000, consisting of 175,000 shares of common stock and warrants to purchase an aggregate of 35,000 shares of common stock. The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $34,000.  On August 24, 2009, the Company completed the sale of 7 investment units in a private placement pursuant to subscription agreements with one accredited investor dated the same date.  In the transaction, the Company sold 7 investment units for $10,000 per unit for gross cash proceeds of $70,000, consisting of 50,000 shares of common stock and warrants to purchase an aggregate of 10,000 shares of common stock.  The estimated fair market value of these warrants was determined using the Black Scholes option pricing model at approximately $10,000.  Each investment unit consisted of 7,142 shares of its common stock and five-year warrants to purchase up to an aggregate of 1,427 shares of its common stock at an exercise price of $2.00 per share.

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

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock which was valued at $2,566,675.

              On February 17, 2010, the Company completed the sale of 20 investment units in a private placement pursuant to subscription agreements with six accredited investors.  Each investment unit was comprised of 5,000 shares of the Company’s common stock and five year warrants to purchase 1,000 shares of common stock at an exercise price of $3.50 per share. In the transaction, the Company sold 20 investment units for $15,000 per unit for gross cash proceeds of $300,000, consisting of 100,000 shares of common stock and warrants to purchase an aggregate of 20,000 shares of common stock.  In connection with these sales EKN Financial Services Inc., a registered broker-dealer, acted as non-exclusive placement agent.  EKN Financial Services, Inc. received a cash fee in the aggregate of $30,000 as commission for these sales. On February 17, 2010, the Company also sold 20 investment units for gross cash proceeds of $270,000, consisting of an aggregate of 100,000 shares of common stock and warrants to purchase an aggregate of 20,000 shares of common stock.   No placement agent fees were paid on these sales. On February 23, 2010, the Company issued 304,000 shares of common stock pursuant to the exercise of warrants in which the Company received proceeds of $608,000.

On July 21, 2010 and July 22, 2010, Document Security Systems entered into subscription agreements with twenty two accredited investors.   Under these subscription agreements the Company issued an aggregate of 413,787 shares of common stock and five-year warrants to purchase up to 82,753 shares of common stock, in consideration of an aggregate of $1,200,000.  The warrants are exercisable at $3.75 per share.  The Company paid Aegis Capital Corp., for its services as placement agent, a 7% commission, and a 3% non-accountable expense allowance, in the aggregate amount of $120,000.  In addition, we issued the placement agent five year warrants to purchase 41,379 shares of common stock, exercisable at $3.75 per share.

On February 18, 2011, the Company entered into an Amended and Restated Agreement (“Amended Agreement”) with Fletcher  for the purpose of modifying the terms of an agreement (“Original Agreement”) previously entered into between the Company and Fletcher on December 31, 2010.

Under the Original Agreement, Fletcher purchased $4,000,000 of the Company’s Common Stock (756,287 shares) at a price of approximately $5.29 per share on December 31, 2010 (the “Initial Investment”). In conjunction with the Initial Investment, Fletcher received a warrant (the “Initial Warrant”) to purchase up to $4,000,000 of the Company’s Common Stock at a price of approximately $5.29 per share at any time until December 31, 2019, subject to adjustment as set forth in the Initial Warrant.  Under the Original Agreement, Fletcher also received the right to make additional equity investments of up to $4,000,000 in total (the “Later Investments”) by May 2, 2011 at the average of the daily volume-weighted price of the Company’s Common Stock in the calendar month preceding each Later Investment notice date at prices no lower than approximately $4.76 per share and no greater than approximately $6.35 per share, subject to adjustment as set forth in the Original Agreement.    The warrants issued to Fletcher have down-round and anti-dilution provisions as of December 31, 2010, and are considered derivative liabilities recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option.  Under the Original Agreement, Fletcher also received a second warrant (the “Second Warrant”) to purchase shares of the Company’s Common Stock with an aggregate purchase price of up to the total dollar amount of the Later Investments at a per-share exercise price of 120% of the per-share price paid in the final Later Investment to occur, subject to adjustment as set forth in the Second Warrant.   The Initial Warrant and the Second Warrant each also have a cashless exercise provision.

Under the Amended Agreement, the purchase price for the Initial Investment made on December 31, 2010 was increased to $5.38 per share, increasing the aggregate purchase price paid by Fletcher for the Initial Investment from $4,000,000 to $4,068,825. The Initial Warrant received by Fletcher was amended and reissued (the “Amended Initial Warrant”) entitling Fletcher to purchase newly-issued shares of Common Stock at $5.38 per share (the “Warrant Price”) at any time until February 18, 2020 (the “Warrant Term”), up to an aggregate purchase price of $4,300,000 (the “Warrant Amount”). Under the Amended Agreement, Fletcher also received the right to make additional equity investments (“Later Investments”) of up to $4,068,000 (the “Aggregate Later Investment Amount”) provided notice is given to the Company prior to July 2, 2011 of Fletcher’s intention to make Later Investments. The Second Warrant received by Fletcher was amended (the “Amended Second Warrant”, and together with the Amended Initial Warrant, the “Warrants”) to fix the Warrant Price at $5.38 per share. The Second Warrant entitles Fletcher to purchase newly-issued shares of Common Stock up to the aggregate purchase price of the Later Investments. The Amended Initial Warrant and the Amended Second Warrant each have a cashless exercise provision.

In connection with the Amended Agreement, the Company was required to file a registration statement with the SEC covering the Initial Investment of 756,287 shares and 799,256 shares underlying the Initial Warrant, and to have such registration statement declared effective no later than April 15, 2011. The Company filed Amendment No. 1 to S-3 Registration Statement with the SEC on March 7, 2011 in accordance with the requirements of the Amended Agreement. If Fletcher makes any Later Investment purchases of the Company’s Common Stock, the Company would have similar registration requirements. In the event that any registration statement is not timely filed or declared effective, or is not kept effective and available in accordance with the Amended Agreement, the Company will be obligated to pay certain amounts to Fletcher as set forth in the Amended Agreement.

 On March 14, 2011, the Company and Fletcher executed further amendments to the Amended and Restated Agreement and Warrants addressing stockholder approval and pricing provisions relating to Change of Control (as defined therein). The March 14, 2011 amendments were executed by the Company and Fletcher in response to an NYSE Amex inquiry, and were required to solidify NYSE Amex approval of the Company’s additional listing applications, which approval was received from NYSE Amex on March 15, 2011. The Company filed Amendment No. 2 to S-3 Registration Statement with the SEC on March 25, 2011.

Certain events, such as dividends, stock splits, and other events specified in the Amended Agreement and in the Warrants may result in additional shares of Common Stock being issued to Fletcher, adjustments being made to the terms of the Later Investments, the Initial Warrant or the Second Warrant, or other results, in each case as set forth in the Amended Agreement, the Amended Initial Warrant and the Amended Second Warrant.   The terms of the Amended Agreement granted Fletcher certain participation rights in certain later equity issuances by the Company  (except for certain exclusions) and certain other rights upon a change of control, in each case as set forth in the Amended Agreement, the Amended Initial Warrant and the Amended Second Warrant.

Proceeds from the transaction will be used primarily for sales and marketing, product development, and working capital. The Company will pay WM Smith & Co., as placement agent, a cash placement fee of 6% of all cash investments received under the Amended Agreement, or in the case of the cashless exercise of the Warrants, common stock equal to 6% of the shares issued to Fletcher in conjunction with the cashless exercise.   As of December 31, 2010, the Company accrued $240,000 for placement agent fees paid in January 2011.

            Derivative Liabilities

The warrants issued to Fletcher have down-round and anti-dilution provisions as of December 31, 2010, and are considered derivative liabilities recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date.  The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about our future activities and the Company’s stock prices and historical volatility as inputs. To determine the fair value of the various components of the Fletcher investments, the Company selected the binomial option model and the Monte Carlo Simulation to model the financial characteristics of the various components.   The derivative liabilities were initially recorded in the consolidated balance sheet upon issuance as of December 31, 2010 at a fair value of $3,866,836.   Future changes in the fair value of the derivatives liabilities, if any, will be recorded in the statement of operations as gains or losses from derivative liabilities.

The components of the derivative liability, measured at fair value, are summarized as follows at December 31:

2010

Initial Warrant	$3,482,486
Later Investment Rights	384,350
$3,866,836

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the year ended December 31, 2010 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liabilities

Balance, January 1, 2010	$-
Fair Value upon issuance:
Expensed at issuance	-
Allocated to net proceeds	3,866,836
Balance, December 31, 2010	$3,866,836

Stock Warrants - During 2010, in conjunction with the private placements described above, the Company issued an aggregate of 922,009 warrants to purchase the Company’s shares of common stock at exercise prices ranging from $3.50 to $5.38, as described above.  In addition, in connection with the Fletcher Investment (as described above), the Company issued a contingent warrant  for the purchase of up to the amount of the Later Investment of the Company’s common stock at a price contingent on the purchse price of the Later Investment, but not less than $5.71 per share.  In addition, during 2010, the Company issued to the holders of a Convertible Note warrants to purchase up to 40,000 shares of the Company’s common stock within five years at $2.00 per share as compensation for a registration rights penalty.

During 2009, in conjunction with the private placements described above, the Company issued an aggregate of 202,000 warrants to purchase the Company’s shares of common stock at an exercise price of $2.00, as described above.  In addition, during 2009, the Company issued to the holders of a Convertible Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.  On October 21, 2009, the Company entered into a consulting agreement with Vertical Innovations and agreed to issue the consultant five year warrants to purchase 50,000 shares of the Company's common stock at $3.00, 100,000 shares of common stock at $3.50 and 50,000 shares of common stock at $4.00.  The Company estimated the value of these warrants at approximately $258,000 as of December 31, 2009 using the Black-Scholes option pricing model which the Company expects to record the measurement date fair value as expense over a two year period.  On November 19, 2009, the Company entered into an agreement with Baum Capital for which Baum Capital would execute up to an aggregate amount of $275,000 of Letters of Credit on behalf of the Company’s subsidiary, DPI, for the extension of credit from certain of DPI’s paper vendors. In exchange, the Company issued to Baum Capital warrants to purchase 50,000 shares of the Company's common stock at $2.00.  The Company valued these warrants at approximately $56,000 using the Black-Scholes option pricing model which the Company expects to record as expense over a one year period.  On December 7, 2009, the Company reached an agreement to issue 40,000 shares of common stock and 50,000 of common stock warrants for the purchase of common shares at $3.00 per share for a period of three years from November 23, 2009, in connection with the settlement of certain litigation between the Company and the recipients.  The value of the stock amounted to $85,000 based on the closing price the day the agreement was reached.  The fair value of the warrants of approximately $29,500 was determined utilizing the Black Scholes pricing model.  The aggregate cost of approximately $115,000 is recognized in the statement of operations under Litigation Settlements.  During 2009, the Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable to Printer’s LLC as a result of the Company’s failure to file a registration statement under the terms of the $450,000 Convertible Note the Company entered into in December 2009.

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2010 and 2009 and activity during the years then ended:

	2010		2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding January 1	1,318,020	$6.15	761,032	$8.73
Granted during the year	962,009	5.02	556,988	2.63
Exercised	(363,398)	(2.16)	-	-
Lapsed	(25,000)	(12.59)	-	-

Outstanding at December 31	1,891,631	$6.26	1,318,020	$6.15
Exercisable at December 31	1,891,631	$6.26	1,118,020	$6.63
Weighted average months remaining
		44.2		43.0

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

The following is a summary with respect to options outstanding at December 31, 2010 and 2009 and activity during the years then ended:

	2004 Employee Plan			Non-Executive Director Plan

	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at December 31, 2008	663,500	7.27		115,750	$7.99
Granted	274,000	4.00		40,000	1.86
Exercised	-	-		-	-
Forfeited	(298,500)	(6.37)		(23,750)	(4.59)
Outstanding at December 31, 2009:	639,000	6.29		132,000	6.74
Granted	185,000	3.40		40,000	2.45
Exercised	-	-		-	-
Forfeited	(150,500)	5.54		(15,000)	(7.14)
Outstanding at December 31, 2010:	673,500	5.66	2.6	157,000	5.61	2.4
Exercisable at December 31, 2010:	329,850	7.64	1.4	117,000	6.69	1.8

Aggregate Intrinsic Value of outstanding options at December 31, 2010	$631,225			$258,800
Aggregate Intrinsic Value of exercisable options at December 31, 2010	$116,969			$141,200

The weighted-average grant date fair value of options granted during the year ended December 31, 2010 was $1.38 ($0.53 -2009). The aggregate grant date fair value of options that vested during the year was approximately $128,000.  There were no options exercised during the year ended December 31, 2010 or 2009.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	2010		2009

Volatility	54.3%		54.7%
Expected option term	3.8	years	3.9	years
Risk-free interest rate	2.5%		2.3%
Expected forfeiture rate	0.0%		0.0%
Expected dividend yield	0.0%		0.0%

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

The following is a summary of activity of restricted stock during the years ended at December 31, 2010 and 2009:

	Shares	Weighted-average Grant Date Fair Value
Restricted shares outstanding, December 31, 2008	327,781	$9.05
Restricted shares granted	-	-
Restricted shares vested	(30,281)	(6.77)
Restricted shares forfeited	(212,500)	(10.05)
Restricted shares outstanding, December 31, 2009	85,000	$7.61
Restricted shares granted	-	-
Restricted shares vested	-	-
Restricted shares forfeited	(40,000)	(2.10)
Restricted shares outstanding, December 31, 2010	45,000	$12.50

As of December 31, 2010, there are 45,000 restricted shares that will vest only upon the occurrence of certain through May 2012 which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $562,500, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of December 31, 2010, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

Stock-Based Compensation –Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the year ended December 31, 2010, the Company had stock compensation expense of approximately $423,000 or $0.02 per share ($292,000- 2009; $0.02 per share).   As of December 31, 2010, there was approximately $368,000 of total unrecognized compensation costs (excluding the $562,500 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

NOTE 8.  –DECONSOLIDATION OF LEGALSTORE DIVISION

On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services whereby the Company sold the assets and liabilities of Legalstore, a division of the Company with assets of approximately $252,000 and liabilities of $13,000, in exchange for 7,500,000 shares of common stock of Internet Media Services.  The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold.   Management determined that the transaction did not qualify as a non-monetary exchange due to the exception noted in FASB ASC 845-10 ( [ A transfer of assets to an entity in exchange for an equity interest in that entity).  Management determined that the transaction qualified as a derecoginition of a subsidiary under FASB ASC 810-10-40.  Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services or a 37% interest) and the carrying value of the assets and liabilities sold.  Given that the consideration received is not readily measurable because of the lack of activity in Internet Media Services shares prior to the transaction, the Company determined that the value of the “business transferred” is more readily measurable by determining the fair market value of the business transferred based on a discounted cash flow model amounted to $350,000, which resulted in a gain of approximately $26,000 which is included in the consolidated statement of operations.   The Company recorded the equity method investment at fair value.  Under the equity method investment the Company was required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary.  If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill.  Investors shall not amortize goodwill associated with equity method investments after the date FASB ASC 350 is initially applied by the entity in its entirety.  The Company determined that given the lack of activity in Internet Media Services shares prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill.  The Company is continuing to report the activity in operating loss and not breaking out and reporting it as discontinued operations because the operations and cash flows of the component have not been eliminated from the ongoing operations of the entity as a result of the equity method investment and because the Company had significant continuing involvement in the operations of Internet Media Services after the disposal transaction because of the ownership percentage and board representation.    The Company recognized gains or losses on its investment under the equity method of accounting for investments.   During 2010, the Company recorded a cumulative loss in its investment of $121,000.   On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company would distribute to its stockholders of record on October 8, 2010 on a pro-rata basis its shares of stock in Internet Media Services.  As a result, the Company has recorded a dividend of approximately $229,000 which was the book value of the investment as of September 23, 2010.

NOTE 9.  –BUSINESS COMBINATIONS

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock with a value of $2,566,675 at February 12, 2010.  In addition, the purchase price was subject to increase if the capital gains tax rate that was in effect as of February 12, 2010 is retroactively increased by legislation or otherwise whereas the seller’s tax on its gain increases, which did not occur.   In addition, the seller had registration rights for its shares to which the Company was subject to registration penalties of up to $5,000 per month after 120 days, which the sellers waived

The acquisition has been accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.  The Company incurred approximately $30,000 of acquisition related legal and professional fees that were expensed in the period in which they were incurred.   The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  Management determined that the fair value of the assets acquired and liabilities assumed was less than the purchase price resulting in the recording of goodwill.   Goodwill totaling approximately $627,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, which included $861,000 for customer relationships and $511,000 for non-compete agreement, and is due primarily to expected increased market penetration from future products in the secure packaging market s and synergies expected from combining packaging capabilities of Premier Packaging with the printing capabilities of the Company’s DPI division.   The goodwill recorded with the transaction is not deductible for income taxes.

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

Set forth below is the unaudited proforma revenue, operating loss, net loss and loss per share of the Company as if Premier Packaging had been acquired by the Company as of January 1, 2009.

	Year Ended December 31,

(unaudited)	2010	2009

Revenue	14,265,949	17,011,427
Operating Loss	(3,961,963)	(3,170,288)
Net Loss	(4,671,527)	(3,526,173)
Basic and diluted loss per share	(0.26)	(0.24)

Since the acquisition, Premier Packaging had sales of $5,753,000 and profit of $54,000.

NOTE 10. – OTHER INCOME

The Company received $143,000 during 2010 and $416,000 during 2009 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax years ended 2008, 2007, 2006, and 2005.

NOTE 11. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2010	2009
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(1,150,645)	(1,113,695)
State	(274,396)	(265,310)
Total deferred	(1,425,041)	(1,379,005)
Less increase in allowance	1,443,990	1,397,957
Net deferred	18,949	18,952
Total income tax provision (benefit)	$18,949	$18,952

Individual components of deferred taxes are as follows:

Deferred tax assets:	2010	2009
Net operating loss carry forwards	$11,909,891	$10,330,310
Equity issued for services	801,204	1,006,186
Other	138,291	425,619
Total	12,849,386	11,762,115
Less valuation allowance	(11,903,718)	(11,600,983)
Gross deferred tax assets	$945,668	$161,132

Deferred tax liabilities:
Goodwill	$87,452	$69,665
Depreciation and amortization	947,995	162,297
Gross deferred tax liabilities	$1,035,447	$231,962

Net deferred tax liabilities	$(89,779)	$(70,830)

During 2010, the Company acquired the stock of Premier Packaging.  As part of the business combination, various intangible assets and equipment with fair market values of $1, 372,000 and $1,557,500, respectively, were recorded along with  a deferred tax liability of approximately $1,141,000.

The Company has approximately $32,114,000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income, of which approximately $1,412,000 is subject to change of control limitations that generally restricts the utilization of the NOL per year and $1,855,000 of the NOL will be allocated to contributed capital when subsequently realized.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance accordingly.  The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized.  As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets was approximately $1,019,000. .These carryforwards expire at various dates from 2022 through 2030.   In addition, a portion of the valuation allowance amounting to approximately $318,000 will be recorded as a reduction to additional paid in capital in the event that it is determined that a valuation allowance is no longer considered necessary.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2010		2009

Statutory United States federal rate	34%		34%
State income taxes net of federal benefit	4.0		4.4
Permanent differences	(6.5)		(3.8)
Change in valuation reserves	(31.9)		(35.1)

Effective tax rate	(0.4	) %	(0.5	) %

At December 31, 2010 and 2009, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010 and 2009 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2007-2010 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 12. - DEFINED CONTRIBUTION PENSION PLAN

The Company has an Employee savings plan (the “401(k) Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code which covers its employees at its Document Security Systems, P3 and DPI subsidiaries.  Employees become eligible to participate in the Plan at the beginning of the following quarter after the employee’s hire date.  Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code.   Company matching contributions are discretionary. Pursuant to the 401(k) Plan, employees may elect to defer a portion of their salary on a pre-tax basis.  During the years ended December 31, 2010 and 2009, the Company did not make any matching contributions.   In addition, the Company’s subsidiary, Premier Packaging, which the Company acquired in February 2010, has a 401(k) Plan which allows for employee salary deferrals with Premier Packaging matching benefits of up to 3% of the employee’s salary.  The matching contribution for 2010 was approximately $25,000.

NOTE 13. – COMMITMENTS AND CONTINGENCIES

Facilities - The Company leases a total of approximately 95,000 square feet of office space for its administrative offices and its printing facilities at a monthly rental aggregating approximately $49,000. The leases expire at various dates through February 2020, although renewal options exist to extend lease agreements for up to an additional 60 months.  The Company’s lease for its Premier Packaging facility is with the Company’s COO Bob Bzdick, a related party.   The total rent expense for the facility lease with Mr. Bzdick during the year ended December 31, 2010 amounted to approximately $147,000.  Future minimum lease commitments under the facility lease with Mr. Bzdick subsequent to December 31, 2010 are approximately $160,000 per year for the next five years and $735,000 thereafter.

Equipment Leases  - The Company leases digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months.   The leases expire through March 2016.

A summary of lease commitments, including related party lease to Mr. Bzdick, at December 31, 2010 are as follows:

		Operating Leases
	Capital Leases	Equipment	Facilities	Total

Payments made in 2010	$107,052	$662,701	$568,115	$1,230,816
Future minimum lease commitments:
2011	107,052	625,218	627,639	1,252,857
2012	94,453	439,912	515,540	955,452
2013	5,665	296,284	525,366	821,650
2014	-	245,100	313,898	558,998
2015	-	228,300	178,333	406,633
Thereafter	-	54,450	735,000	789,450
Total future minimum lease commitments	$207,170	$1,889,264	$2,895,776	$4,785,040

Less amount representing interest	(19,862)
Present value of future minimum lease
commitments	187,308
Less current portion	(88,776)

Long term portion	$98,532

Employment agreements - The Company has employment agreements with four members of its management team with terms ranging from one to 10 years through February 2020. The agreements provide for severance payments in the event of termination for certain causes.As of December 31, 2010, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $1,098,000.

In May 2008, the Company entered into a Separation Agreement with its former President that, among other things, accelerated the vesting of 33,333 shares of restricted common stock of the Company that were previously awarded to the former President pursuant to the Company’s 2004 Employee Stock Option Plan so that such shares vested in equal monthly installments during the immediately following ten months.  The Separation Agreement further provided that if the former President did not realize at least $212,000 in gross proceeds from the sale of such 33,333 shares of restricted stock upon their vesting, then the Company would pay the former President the amount that such proceeds is less than $212,000 in cash or additional shares of common stock of the Company.  As of December 31, 2010, there is no remaining amount due under the agreement. ($74,000 -2009)

Contingent Litigation Payment –In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation.  The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of December 31, 2010, there have been no settlement amounts related to these agreements.

Legal Proceedings -On August 1, 2005, the Company commenced a suit against the ECB alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated, the Company will accrue as soon as the assessed amount, if any, is reasonably estimable.

 In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before the national courts seeking revocation and declarations of invalidity of the Patent.  On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England  ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company was notified of the final assessment of the reimbursable ECB costs for both court cases was ₤356,490, of which all was paid as of December 31, 2010.

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  On July 6, 2010, the Company was notified that the German Court has ruled that the Patent, that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance, has now been deemed invalid in Germany due to added matter.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court  ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal was heard in June 2010, and the Company was notified on December 21, 2010 that the patent was deemed invalid upon appeal.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Cost reimbursement, if any, associated with the Belgium, Austrian, and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet agreement described below.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge expected during 2011 and a hearing in Luxembourg thereafter.

On August 20, 2008, the Company entered into an agreement with Trebuchet under which Trebuchet agreed to pay substantially all of the litigation costs associated validity proceedings in eight European countries relating to the Patent.  Trebuchet also agreed to pay substantially all of the litigation costs associated with any future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the agreement under the terms of the Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest of the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

The Patent has thus been confirmed to be valid and enforceable in one jurisdiction (Spain) that uses the Euro as its national currency allowing the Company or Trebuchet, on the Company’s behalf, to proceed with infringement cases in this country if we choose to do so.   On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands.  The suit was being lodged against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V.; and Koninklijke Joh. Enschede B.V.  and was cancelled upon determination on Dcember 21, 2010, that the patent was invalid in the Netherlands.

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

NOTE 14. - SUPPLEMENTAL CASH FLOW INFORMATION

	2010	2009

Cash paid for interest	$302,000	$157,000

Non-cash investing and financing activities:
Conversion of debt to equity	800,000	2,000,000
Equity issued for severance agreements	74,000	55,000
Non-monetary dividend	229,000	-
Equity issued for acqusition	2,567,000	-
Equity issued for prepaid services	115,000	56,000
Accrued placement agent fees	240,000	-
Issuance of derivative liability instruments	3,867,000	-
Interest rate swap loss	26,000	-
Equipment purchased via capital lease	-	63,000
Warrants issued with debt	-	72,000
Beneficial conversion features of convertible debt	-	351,000
Equity method investment received in exchange for the assets and liabilities of Legalstore.com	-	350,000

NOTE 15. - SEGMENT INFORMATION

The Company's businesses are organized, managed and internally reported as four operating segments.  Three of these operating segments, Document Security Systems, P3 and DPI, are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets, along with traditional commercial printing on paper and plastic.    For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with FASB ASC 280.  The fourth operating segment is engaged in the production of packaging products and is classified as a separate segment.    A summary of the three segments follows:

Security and Commercial Printing
License, manufacture and sale of patented document security technologies, including digital security print solutions, and general commercial printing, primarily on paper and plastic,comprises the operations of Document Security Systems, P3 and DPI.

Packaging	The Company acquired Premier Packaging in February 12, 2010 which produces packaging products such as boxes, mailers, and point of sale displays for various end-users.

Legal Supplies
Sale of specialty legal supplies, primarily to lawyers and law firms located throughout the United States as Legalstore. During the fourth quarter of 2009, the Company sold its legal products business to Internet Media Services in exchange for Internet Media Services common stock.

Approximate information concerning the Company’s operations by reportable segment as of and for the years ended December 31, 2010 and 2009 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2010	Legal Supplies	Security and Commercial Printing	Packaging Division	Corporate	Total

Revenues from external customers	$-	$7,629,000	$5,753,000	$-	$13,382,000
Interest Expense and amortization of note discount	-	34,000	78,000	598,000	710,000
Stock based payments	-	-	-	115,000	115,000
Impairment of patent acquisition costs and other intangible assets	-	377,000	-	-	377,000
Depreciation and amortization	-	955,000	299,000	7,000	1,261,000
Net (loss) profit	-	(2,633,000)	54,000	(2,025,000)	(4,604,000)
Capital Expenditures	-	59,000	98,000	-	157,000
Identifiable assets	-	4,357,000	5,324,000	4,126,000	13,807,000
Revenues from transactions with other operating segments of the Company.	-	326,000	110,000	-	436,000
Other income, net	-	-	-	143,000	143,000
Loss on equity investment	-	-	-	(121,000)	(121,000)
Income tax expense or benefit.	-	-	-	19,000	19,000
Stock based compensation	-	224,000	18,000	181,000	423,000

2009

Revenues from external customers	$355,000	$9,556,000	$-	$-	$9,911,000
Interest Expense and amortization of note discount	-	363,000	-	146,000	509,000
Stock based payments	-	-	-	292,000	292,000
Depreciation and amortization	16,000	1,644,000	-	2,000	1,662,000
Net (loss) profit	40,000	(2,353,000)	-	(1,400,000)	(3,713,000)
Capital Expenditures	-	302,000	-	-	302,000
Identifiable assets	-	6,276,000	-	439,000	6,715,000
Other income, net	-	-	-	232,000	232,000
Income tax expense or benefit.	-	-	-	19,000	19,000
Stock based compensation	-	73,000	-	(5,000)	68,000

International revenue, which consists of sales to customers with operations in Western Europe, Latin America, Africa, Mddle East and Asia comprised 2% of total revenue for 2010, (3%- 2009).  Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement.  The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers –

During 2010, two customers accounted for 25% and 10% of the Company’s total revenue from continuing operations, respectively.   As of December 31, 2010, these customers accounted for 37% and 7% of the Company’s trade accounts receivable balance, respectively.  During 2009, two customers accounted for 19% and 12% of the Company’s total revenue from continuing operations, respectively.  As of December 31, 2009, two customers’ account receivable balance accounted for 21% and 17% of the Company’s trade accounts receivable balance, respectively.  The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

NOTE 16. – SUBSEQUENT EVENTS

As discussed in Note 7, on February 18, 2011, and subsequently on March 14, 2011, the Company entered into certain amendments with Fletcher for the purpose of modifying the terms of an agreement previously entered into between the Company and Fletcher on December 31, 2010.  As a result of the amendments, the down-round and anti-dilution provisions were eliminated, therefore, the Company determined that the derivative liabilities that existed under the terms of the original agreement no longer exist.  As a result, the Company will revalue these derivative liability instruments as of the modification date with the change in fair value reported in the statement of operations.  The Company will then reclass the derivative liability to equity.    Furthermore, the March 14, 2011 amendments were executed by the Company and Fletcher in response to an NYSE Amex inquiry, and were required to solidify NYSE Amex approval of the Company’s additional listing applications, which approval was received from NYSE Amex on March 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 31, 2011	By:	/s/ Patrick White
Patrick White Chief Executive Officer (Principal Executive Officer)

              Pursuant to the requirements of   the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	By:	/s/ Robert Fagenson
Robert Fagenson Director

March 31, 2011	By:	/s/ Patrick White
Patrick White Chief Executive Officer and Director (Principal Executive Officer)

March 31, 2011	By:	/s/ David Wicker
David Wicker Vice President and Director

March 31, 2011	By:	/s/ Timothy Ashman
Timothy Ashman Director

March 31, 2011	By:	/s/ Alan E. Harrison
Alan E. Harrison Director

March 31, 2011	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

March 31, 2011	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

 EXHIBIT INDEX

3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended*
3.2	Amended and Restated By-laws of Document Security Systems, Inc. dated March 18, 2010.*
10.1
Form of Registration Rights Agreement dated as of May 29, 2009 between Document Security Systems, Inc. and the holders listed therein (incorporated by reference to  exhibit 10.2 to Form 8-K dated May 29, 2009).

10.2	Form of Warrant to Purchase Common Stock of Document Security Systems, Inc. dated May 29, 2009
10.3
(incorporated by reference to exhibit 4.1 to Form 8-K dated May 29, 2009).
Form of Subscription Agreement dated as of May 29, 2009 between Document Security Systems, Inc. and the Subscribers (incorporated by reference to exhibit 10.1 to Form 8-K dated May 29, 2009).

10.4	Asset Purchase Agreement between Lester Levin Inc. and Internet Media Services, Inc. dated October 8, 2009 (incorporated by reference to exhibit 2.1 to Form 8-K dated October 8, 2009).
10.5
Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Michael Buechler and Manufacturers and Traders Trust Company dated October 8, 2009 (incorporated by reference to exhibit 10.3 to Form 8-K dated October 8, 2009).

10.6
Stock Pledge and Escrow Agreement between Lester Levin Inc., Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Manufacturers and Traders Trust Company dated October 8, 2009 (incorporated by reference to exhibit 10.2 to Form 8-K dated October 8, 2009).

10.7
Voting Agreement between Document Security Systems, Inc., Internet Media Services, Inc., Raymond Meyers and Michael Buechler dated October 8, 2009(incorporated by reference to exhibit 10.4 to Form 8-K dated October 8, 2009).

10.8	$350,000 Convertible Promissory Note dated November 24, 2009 (incorporated by reference to exhibit 10.1 to Form 8-K dated December 15, 2009).
10.9	$575,000 Promissory Note dated November 24, 2009 (incorporated by reference to exhibit 10.2 to Form 8-K dated December 15, 2009).
10.10	Form of Letter Agreement dated December 11, 2009 (incorporated by reference to exhibit 10.3 to Form 8-K dated December 15, 2009).
10.11	Form of $450,000 Convertible Promissory Note (incorporated by reference to exhibit 10.1 to Form 8-K dated December 30, 2009).
10.12	Form of Warrant to Purchase Common Stock of Document Security Systems, Inc. dated January 28, 2010 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 17, 2010).
10.13
Stock Purchase Agreement dated as of February 12, 2010 by and among Robert B. Bzdick and Joan T. Bzdick and Document Security Systems, Inc. (incorporated by reference to exhibit 10.2 to Form 8-K dated February 17, 2010).

10.14	Employment Agreement dated February 12, 2010 between Document Security Systems, Inc. and Robert Bzdick (incorporated by reference to exhibit 10.3 to Form 8-K dated February 17, 2010).
10.15
$1,500,000 Acquisition Term Loan Note dated February 12, 2010 made by Premier Packaging Corporation in favor of RBS Citizens, N.A. (incorporated by reference to exhibit 10.4 to Form 8-K dated February 17, 2010).

10.16	Revolving Line Note dated February 12, 2010 made by Premier Packaging Corporation in favor of RBS Citizens, N.A. (incorporated by reference to exhibit 10.5 to Form 8-K dated February 17, 2010).
10.17	Credit Facility Agreement dated February 12, 2010 by and between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.6 to Form 8-K dated February 17, 2010).
10.18
Security Agreement dated February 12, 2010 by and between RBS Citizens, N.A. and Document Security Systems, Inc, Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.7 to Form 8-K dated February 17, 2010).

10.19
Guaranty and Indemnity Agreement dated February 12, 2010 by and between RBS Citizens, N.A. and Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.8 to Form 8-K dated February 17, 2010).

10.20	Form of Subscription Agreement dated as of January 28, 2010 between Document Security Systems, Inc. and Subscribers (incorporated by reference to exhibit 10.9 to Form 8-K dated February 17, 2010).
10.21	Form of Subscription Agreement (incorporated by reference to exhibit 10.1 to Form 8-K/A dated July 21, 2010).
10.22	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to form 8-K dated July 21, 2010).
10.23	Agreement between Document Security Systems, Inc. and Fletcher International, Ltd. dated December 31, 2010 (incorporated by reference to exhibit 99.1 to Form 8-K dated December 31, 2010).
10.24	Warrant Certificate No. 1 dated December 31, 2010 (incorporated by reference to exhibit 99.2 to Form 8-K dated December 31, 2010).

10.25	Warrant Certificate No. 2 dated December 31, 2010 (incorporated by reference to exhibit 99.3 to Form 8-K dated December 31, 2010).
10.26	Amended and Restated Agreement dated February 18, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated February 24, 2011).
10.27	Warrant Certificate No. 3 dated February 18, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 24, 2011).
10.28	Warrant Certificate No. 4 dated February 18, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 24, 2011).
10.29	Amendment dated March 14, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 17, 2011).
10.30	Warrant Certificate No. 5 dated March 14, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated March 17, 2011).
10.31	Warrant Certificate No. 6 dated March 14, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2011).
10.32	2004 Employee Stock Option Plan (incorporated by reference to Appendix D to the definitive proxy statement filed with the SEC on November 17, 2004).
10.33	Non-Executive Director Stock Option Plan (incorporated by reference to Appendix E to the definitive proxy statement filed with the SEC on November 17, 2004).
10.34	Standby Term Loan Note dated October 8, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.1 to Form 8-K dated October 12, 2010).
10.35
Amended and Restated Credit Facility Agreement dated October 8, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.2 to Form 8-K dated October 12, 2010).

10.36
Amended and Restated Security Agreement dated October 8, 2010 between RBS Citizens, N.A. and Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.3 to Form 8-K dated October 12, 2010).

10.37
Amended and Restated Guaranty and Indemnity Agreement dated October 8, 2010 between RBS Citizens, N.A. and Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint, Inc. (incorporated by reference to exhibit 10.4 to Form 8-K dated October 12, 2010).

10.38	Interest Rate Swap Transaction Agreement between Premier Packaging Corporation and RBS Citizens, N.A., dated February 25, 2010
10.39	Amended and Restated 2004 Employee Stock Option Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on December 8, 2005).
10.40	Amended and Restated 2004 Non-Executive Stock Option Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 8, 2005).
21	Subsidiaries of Registrant*
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC*
31.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 302*
31.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 302*
32.1	Certification of Chief Executive Officer Pursuant to 18 USC 1350 Section 906*
32.2	Certification Principal Accounting Officer Pursuant to 18 USC 1350 Section 906*

•	filed herewith