Form 10-Q
period 2011-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2011-05-16
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

1-32146
Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other Jurisdiction of incorporation) or Organization	(IRS Employer Identification No..

28 Main Street East, Suite 1525
Rochester, NY 14614
(Address of principal executive office)

(585) 325-3610
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 13, 2011, there were 19,465,780 shares of the registrant’s common stock, $0.02 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$2,720,922	$4,086,574
Accounts receivable, net of allowance of $66,000 ($66,000- 2010)	1,533,951	2,227,877
Inventory, net	1,114,096	601,359
Prepaid expenses and other current assets	280,994	231,190

Total current assets	5,649,963	7,147,000

Equipment and leasehold improvements, net	2,439,089	2,543,494
Other assets	325,953	325,953
Goodwill	1,943,081	1,943,081
Other intangible assets, net	1,784,963	1,847,859

Total assets	$12,143,049	$13,807,387
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,325,250	$1,828,138
Accrued expenses and other current liabilities	1,053,822	1,312,363
Revolving line of credit	367,845	614,833
Current portion of long-term debt	300,000	300,000
Revolving note from related party	583,000	-
Current portion of capital lease obligations	91,650	88,776

Total current liabilities	3,721,567	4,144,110

Revolving note from related party	-	583,000
Long-term debt	1,503,242	1,578,242
Capital lease obligations	67,678	98,532
Deferred tax liability	94,516	89,779
Derivative liabilities	-	3,866,836
Commitments and contingencies (see Note 6)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 19,423,345 shares issued and outstanding (19,391,319 in 2010)	388,466	387,825
Additional paid-in capital	47,881,227	44,178,569
Accumulated other comprehensive loss	(22,156)	(25,834)
Accumulated deficit	(41,491,491)	(41,093,672)

Total stockholders' equity	6,756,046	3,446,888

Total liabilities and stockholders' equity	$12,143,049	$13,807,387

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2011	2010
Revenue
Security and commercial printing	$1,414,743	$1,858,775
Packaging	1,036,402	740,625
Technology license royalties and digital solutions	234,096	175,330
Total Revenue	2,685,241	2,774,730

Costs of revenue
Security and commercial printing	1,032,492	1,364,122
Packaging	718,287	559,109
Technology license royalties and digital solutions	-	5,476
Total costs of revenue	1,750,779	1,928,707

Gross profit	934,462	846,023

Operating expenses:
Selling, general and administrative	1,515,254	1,635,481
Research and development	51,293	65,667
Amortization of intangibles	71,964	246,399
Operating expenses	1,638,511	1,947,547

Operating loss	(704,049)	(1,101,524)

Other income (expense):
Change in fair value of derivative liability	360,922	-
Interest expense	(49,955)	(65,103)
Loss on equity investment	-	(51,679)
Amortizaton of note discount	-	(40,732)
Other income	-	143,063
Loss before income taxes	(393,082)	(1,115,975)

Income tax expense	4,737	4,738

Net loss	$(397,819)	$(1,120,713)

Other comprehensive income (loss):
Interest rate swap income (loss)	3,678	(16,275)

Comprehensive Loss	$(394,141)	$(1,136,988)

Net loss per share -basic and diluted:	$(0.02)	$(0.07)

Weighted average common shares outstanding, basic and diluted	19,413,232	17,094,916

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(397,819)	$(1,120,713)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	180,878	331,643
Stock based compensation	100,875	140,127
Amortization of note discount	-	40,732
Loss on equity investment	-	51,679
Change in fair value of derivative liability	(360,922)	-
(Increase) decrease in assets:
Accounts receivable	693,926	453,567
Inventory	(512,737)	49,491
Prepaid expenses and other assets	(87,979)	(162,218)
Increase (decrease) in liabilities:
Accounts payable	(502,888)	(547,230)
Accrued expenses and other current liabilities	(10,126)	314,333
Net cash used by operating activities	(896,792)	(448,589)

Cash flows from investing activities:
Purchase of equipment and leashold improvements	(4,509)	(40,000)
Purchase of other intangible assets	(9,068)	(80,736)
Acquisition of business	-	(2,000,000)
Net cash used by investing activities	(13,577)	(2,120,736)

Cash flows from financing activities:
Net (payments) borrowings on revolving line of credit	(246,988)	73,573
Borrowings on long-term debt	-	1,500,000
Payments of long-term debt	(75,000)	(25,000)
Payments of capital lease obligations	(27,980)	(21,760)
Issuance of common stock, net of issuance costs	(105,315)	839,905
Net cash (used) provided by financing activities	(455,283)	2,366,718

Net decrease in cash	(1,365,652)	(202,607)
Cash beginning of period	4,086,574	448,895
Cash end of period	$2,720,922	$246,288

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc.’s (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.

Reclassifications -Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to current period presentation.  These classifications had no effect on the results of operations for the period presented.

Fair Value of Financial Instruments -The Company accounts for financial instruments measured at fair value on a recurring basis and on a non-recurring basis. The accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB  Accounting Standards Coded (“ASC “) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

☐	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

☐
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

☐
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts reported in the balance sheet of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. One of the Company's derivative instruments is an interest rate swap that changes a variable rate into a fixed rate on the term loan and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010.   Gains and losses on this instrument are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at March 31, 2011, was approximately $22,000 ($26,000 at December 31, 2010).

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

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (“IMS”) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of IMS. The Company recorded its investment in IMS as an equity method investment at the fair market value of the business sold. Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. The Company recognized gains or losses on its investment under the equity method of accounting for investments.   During 2010, the Company recorded a cumulative loss on its investment of approximately $121,000.   On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company distributed to its stockholders of record on October 8, 2010 on a pro-rata basis its 7,500,000 shares of stock of IMS.  During the three months ended March 31, 2010, the Company recognized a loss on its investment in IMS of approximately $52,000. There was no loss on investment in IMS during the three months ended March 31, 2011 since the Company no longer owned shares in IMS as of September 23, 2010.

Business Combinations - Business combinations and non-controlling interests are recorded in accordance with the Business Combination Topic of the FASB ASC.  Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Under the guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

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

For the three months ended March 31, 2011 and 2010, there were up to 2,621,705 and 2,623,886, respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.   This amount includes the warrants issued to Fletcher International, Ltd. (“Fletcher”) on December 31, 2010 (as amended on February18, 2011 and March 14, 2011).  These amounts do not include potentially issuable shares under Fletcher’s Later Investment rights which provide Fletcher the right to acquire up to 756,287 shares of the Company’s common stock at a price per share of $5.38 any time prior to July 2, 2011. For each share purchased by Fletcher pursuant to the Later Investment, Fletcher would receive a warrant to purchase an additional share of the Company’s commons stock at $5.38 for up to nine years.   If Fletcher exercises all of its Later Investment Rights, then warrants to purchase an additional 756,287 shares of the Company’s common stock would be issued.    From April 1, 2011 to May 16, 2011, the Company granted a total of 160,000 shares of common stock and options in accordance with employment agreements entered into in conjunction with an acquisition (See Note 9), and granted 55,000 options at an exercise price of $4.50 to various employees.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.    During the three months ended March 31, 2011, one customer accounted for 17% of the Company’s total revenue, and two customers accounted for 19% of the Company’s consolidated revenue during the three months ended March 31, 2010.  As of March 31, 2011, this customer accounted for 26% of the Company’s trade accounts receivable balance, two customers accounted for 35% of trade accounts receivable as of March 31, 2010. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

2.    Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2011	2010
Finished Goods	$612,239	$193,346
Work in process	287,087	86,776
Raw Materials	214,770	321,237
	$1,114,096	$601,359

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		March 31, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	2,038,300	873,009	1,165,291	2,038,300	815,177	1,223,123
Patent application costs	Varied (1)	852,642	232,970	619,672	843,693	218,957	624,736
		$2,890,942	$1,105,979	$1,784,963	$2,881,993	$1,034,134	$1,847,859

(1)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of March 31, 2011 the weighted average remaining useful life of these assets in service was 14.5 years.

4.     Debt

Revolving Note - Related Party - On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors (the “Fagenson Credit Agreement” or “Credit Facility”). Under the Fagenson Credit Agreement, as amended on December 11, 2009, the Company can borrow up to a maximum of $1,000,000 from time to time up to and until January 4, 2012.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement has annual interest rate of 2% above LIBOR and is secured by the Common Stock of P3, the Company's wholly owned subsidiary.  Interest is payable quarterly in arrears and the principal is payable in full at the end of the term under the Fagenson Credit Agreement   As of March 31, 2011, the Company had outstanding $583,000 ($583,000 – December 31, 2010) under the Fagenson Credit Agreement.    Under the terms of the Credit Facility the Company is required to comply with various covenants, in which the Company was in violation of one covenant for the lack of payment of interest.  While the Company had not received a notice of default from the lender, the Company did receive a waiver from the lender for the violation as of March 31, 2011.

Interest expense for revolving notes from related party for the three months ended March 31, 2011 was approximately $6,000 ($4,500 – 2010) of which approximately $178,000 is included in accrued expenses as of March 31, 2011 ($172,000 –December 31, 2010).

Long-Term Debt and Revolving Credit Line - On December 9, 2009, the Company entered into a $575,000 promissory note with an accredited investor (“Note”) which matures November 24, 2012 and accrues interest at 10% annually, payable quarterly.   The Note is secured by the assets of the Company’s wholly owned subsidiary, Secuprint Inc. (a/k/a DPI Secuprint).    Under the terms of the Note, the Company is required to comply with various covenants.   As of March 31, 2011, the Note had a balance of $575,000 ($575,000 at December 31, 2010) and the Company was in compliance with the debt covenants.

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging Corporation (“Premier”) from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock.   In connection with the transaction, the Company incurred secured bank debt in the principal amount of $1,500,000 which was used to partially satisfy the purchase price of the Premier common stock. In conjunction with the transaction, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) pursuant to which Citizens Bank provided Premier with a term loan of $1,500,000, and a revolving credit line of up to $1,000,000.  The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier.    The $1,500,000 term loan matures March 1, 2013 and is payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest accrues at 1 Month LIBOR plus 3.75% (4.00% at March 31, 2011).  The Company subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.  The revolving line of credit up to $1,000,000 is accessible by the Premier Packaging division subject to certain terms, matures on July 13, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75% (4.00% at March 31, 2011).    As of March 31, 2011, the term loan had a balance of  $1,175,000 ($1,250,000 as of December 31, 2010).

Stand-By Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases.   The Company has 12 months to draw upon this line of credit, after which the balance of funds advanced from the line is converted into a 5 year term loan.  Interest accrues at1 month LIBOR plus 3.00% (3.25% at March 31, 2011).     As of March 31, 2011, the Company has drawn approximately $53,000 ($53,000 at December 31, 2010) from the Standby line for the purchase of equipment.

All of the Citizens Bank credit facilities are secured by all of the assets of Premier and are also secured through cross guarantees by Document Security Systems and the Company’s other wholly owned subsidiaries, P3 and DPI.

5.     Stockholders’ Equity

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

In connection with the Amended Agreement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering the Initial Investment of 756,287 shares and 799,256 shares underlying the Initial Warrant.  The registration statement was declared effective on April 13, 2011.  If Fletcher makes any Later Investment purchases of the Company’s common stock, the Company would have similar registration requirements.

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

Proceeds from the transaction will be used primarily for sales and marketing, product development, and working capital. The Company paid WM Smith & Co., as placement agent, a cash placement fee of 6% of all cash investments received under the Amended Agreement, or in the case of the cashless exercise of the Warrants, common stock equal to 6% of the shares issued to Fletcher in conjunction with the cashless exercise.   During the period ending March 31, 2011, the Company paid $240,000 in accrued placement agent fees.

Derivative Liability -The financial instruments issued to Fletcher had down-round and anti-dilution provisions as of December 31, 2010, which were considered a derivative liability recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company recognized the derivative liability at fair value at inception.  The derivative liability was considered a Level 3 liability on the fair value hierarchy as the determination of fair value includes various assumptions about the Company’s future activities and the Company’s stock prices and historical volatility as inputs. To determine the fair value of the various components of the Fletcher investments, the Company selected the binomial option model and the Monte Carlo Simulation to model the financial characteristics of the various components.   The derivative liability was initially recorded in the consolidated balance sheet upon issuance as of December 31, 2010 at a fair value of $3,866,836.   On February 18, 2011 the Company entered into certain amendments with Fletcher for the purpose of modifying the terms of the previous agreement entered into between the Company and Fletcher on December 31, 2010.  As a result of the amendments, the down-round and anti-dilution provisions were eliminated; therefore, the Company determined that the derivative liability that existed under the terms of the original agreement no longer existed.  As a result, the Company determined the fair value of the derivative liability instrument as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability since December 31, 2010 amounting to $360,922 which is reflected in the statement of operations. With the elimination of the derivative liability provisions, the Company reclassed the fair value of the financial instruments amounting to $3,505,914 from derivative liability to additional paid in capital.

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the period ended March 31, 2011 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liability
Balance, January 1, 2011	$3,866,836
Change in fair value	(360,922)
Reclass to equity on date of amendment that eliminated derivative liability to net proceeds	(3,505,914)
Balance, March 31, 2011	$-

Restricted Stock – As of March 31, 2011, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of March 31, 2011, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

Stock Options – During the three months ended March 31, 2011, the Company issued options to purchase 40,000 of its common shares at an exercise price of $5.52 per share to non-employee directors pursuant to the 2004 Non-Executive Director Stock Option Plan that vest at the end of one year of service on the Company’s Board of Directors.  The fair value of these options amounted to approximately $84,800 determined by utilizing the Black Scholes option pricing model.  The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the three months ended March 31, 2011, the Company had stock compensation expense of approximately $101,000 ($0.01 per share) ($140,000- 2010; $0.01 per share).

As of March 31, 2011, there was approximately $352,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

6.     Commitments and Contingencies

Legal Matters - On August 1, 2005, the Company commenced a suit against the ECB alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue as soon as the assessed amount, if any, is reasonably estimable.

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

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision. On July 6, 2010, the Company was notified that the German Court has ruled that the Patent that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance has now been deemed invalid in Germany due to added matter.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court  ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal was heard in June 2010, and the Company was notified on December 21, 2010 that the patent was deemed invalid upon appeal.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Cost reimbursement, if any, associated with the Belgium, Austrian, and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet Capital Partners, LLC agreement described below (the “Trebuchet Agreement”).  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge expected during 2011 and a hearing in Luxembourg thereafter.

On August 20, 2008, the Company entered into the Trebuchet Agreement under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent.  Trebuchet also agreed to pay substantially all of the litigation costs associated with any future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet  Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

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

 In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of March 31, 2011, there has been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of March 31, 2011, the Company considers the likelihood that the payment will be required as remote.

7.      Supplemental Cash Flow Information

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash paid for interest	$44,000	$36,000
Non-cash investing and financing activities:
Equity issued for severance agreements	$-	$34,000
Equity issued for acqusition	$-	$2,567,000
Retirement of derivative liability instruments	$3,506,000	$-

8.     Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.  Three of these operating segments, Document Security Systems, P3 and DPI are engaged in various aspects of developing and applying printing technologies and procedures to produce, or allow others to produce, documents with a wide range of features, including the Company’s patented technologies and trade secrets, along with traditional commercial printing on paper and plastic.    For the purposes of providing segment information, these three operating segments have been aggregated into one reportable segment in accordance with FASB ASC 280.  The fourth business is engaged in the production of packaging products and is classified as a separate reportable segment.    A summary of the two reportable segments follows:

Security and Commercial Printing
License, manufacture and sale of patented document security technologies, including digital security print solutions, and general commercial printing, primarily on paper and plastic, comprises the operations of Document Security Systems, P3 and DPI .

Packaging	The Company acquired Premier on February 12, 2010 which produces packaging for various end-users.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2011 and 2010 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2011	Security and Commercial Printing	Packaging Division	Corporate	Total
Revenues from external customers	$1,649,000	$1,036,000	$-	$2,685,000
Depreciation and amortization	94,000	86,000	1,000	181,000
Net loss	(261,000)	(72,000)	(65,000)	(398,000)
Identifiable assets	4,409,000	4,950,000	2,784,000	12,143,000

2010
Revenues from external customers	$2,034,000	$741,000	$-	$2,775,000
Depreciation and amortization	304,000	27,000	1,000	332,000
Net (loss) profit	(734,000)	17,000	(404,000)	(1,121,000)
Identifiable assets	6,088,000	4,858,000	244,000	11,190,000

9.     Subsequent Events

On May 12, 2011, Document Security Systems, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) by and among Extradev, Inc., a privately-held New York corporation (“Extradev”), Michael Roy (“Roy”) and Timothy Trueblood (“Trueblood” and collectively with Roy, the “Extradev’s Shareholders”) pursuant to which the Company purchased 10,000 shares of common stock, par value $.01 per share (the “Extradev Stock)  from each of the Extradev’s Shareholders which constituted all of Etradev’s issued and outstanding common stock.

The Agreement provides that as consideration for the purchase of the Extradev Stock, the Company  will assume liabilities of Extradev and the Extradev’s Shareholders within 90 days of May 12, 2011, in the aggregate amount of $387,757, and granted Messrs. Roy and Trueblood, as new employees of the Company,  (i) 47,168 and 47,168 restricted shares of the Company’s common stock, at $3.33 per share, respectively,  with an aggregate value of $314,139 and (ii)  five-year options to purchase an aggregate of 32,832 shares and 32,832 shares of the Company’s common stock, at an exercise price of $3.33 per share, respectively,  with an aggregate value of $107,689 (using the Black Scholes Option Pricing Model), pursuant to the Company’s 2004 Employee Stock Option Plan, as amended (the “Option Plan”), which authorizes the issuance of restricted stock and options thereunder to Company employees. Such restricted stock and options vest in equal installments annually over four years and are subject to adjustment based upon Extradev’s working capital deficit as set forth in its final financial statements to be provided within 30 days of closing.

The Agreement also provides for customary representations and warranties from the parties thereto and indemnification by the Extradev’s Shareholders for one year, except as to certain covenants which last for the duration of their applicability. Five-year options to purchase 10,000 shares of the Company’s common stock at an exercise price of $4.50 pursuant to its Option Plan were also granted to two other former Extradev employees hired by the Company. Such options vest in equal installments over three years and have an aggregate value of $32,800 (using the BlackScholes Option Pricing Model). The Extradev Shareholder’s are subject, during their term of employment and for three years thereafter, to non-competition and non-solicitation provisions.

On May 12, 2011, each of the Extradev’s Shareholders entered into five-year employment agreements (with an option to renew for three years on mutually agreed upon terms) with the Company (the “Employment Agreements”), pursuant to which Roy will serve as the President and Trueblood will serve as the Chief Technology Officer of its newly-formed Digital Division (“Digital”), each at an annual base salary of $100,000. Under the Employment Agreements, each of the Extradev’s Shareholders will be eligible for an annual (i) earn-out bonus based upon Digital’s earnings, before interest, taxes depreciation and amortization for the prior year as described in the Employment Agreements payable within 90 days of the end of the year and (ii) earn-out options to purchase common stock of the Company at an exercise price of $4.50 per share under the Option Plan that vest if Digital achieves certain annual revenue targets by the end of fiscal year 2016. In addition, the Extradev Shareholders are eligible for a one-time grant of options to purchase common stock of the Company, at an exercise price of $4.50 per share in the amounts and in accordance with the conditions set forth in the Employment Agreements. The Employment Agreements also provide for health care insurance for the Extradev Shareholder and his family. The Company may terminate the Employment Agreements at any time upon 30 days notice, in which event, all unvested options of the Extradev Shareholder will immediately vest and become exercisable for 90 days and he will be entitled to receive an annualized salary of $50,000 and continued health insurance coverage for the remainder of the term of the Employment Agreement.

Extradev is a privately owned company founded in 1998 and headquartered in Rochester, NY.  Extradev provides data center centric solutions to businesses and governments.   The acquisition of Extradev is expected to enhance the Company’s digital security solutions capabilities, including the ability of the Company to offer its digital security products in a “cloud computing” format.  Extradev had approximately $858,000 in revenue for the calendar year ended December 31, 2010 and lost $10,000 on a tax basis.   The acquisition will not create a significant subsidiary in accordance with the Securities and Exchange Commission Regulation S-X 210.1-2(w).

The acquisition will be accounted for as a business combination, whereby the Company will measure the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.   The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  Based on management’s preliminary assumptions, the fair value of the assets acquired and liabilities assumed is less than the purchase price resulting in the recording of goodwill.   The goodwill recorded with the transaction is not deductible for income taxes.   Due to proximity of the acquisition date and the date of this financial statement, the Company has not determined the fair values of the assets acquired and liabilities assumed in time for inclusion in this financial statement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and as follows:

•	Our limited operating history with our business model.

•	Our ability to effect a financing transaction to fund our operations could adversely affect the value of your stock.

•	The loss in current litigation in which we may lose certain of our technology rights, which may affect our business plan.

•	The inability to adequately protect our intellectual property.

•	Intellectual property infringement or other claims against us, our customers or our intellectual property that could be costly to defend and result in our loss of significant rights.

•	The failure of our products and services to achieve market acceptance.

•	Changes in document security technology and standards could render our applications and services obsolete.

•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

•	The inability to meet our growth strategy of acquiring complementary businesses and assets and expanding our existing operations to include manufacturing capabilities.

Overview

Document Security Systems, Inc. (referred to herein  as “Document Security Systems”, “Document Security,” “DSS,” “we,” “us,” “our” or  “Company”) develops, markets, manufactures and sells paper, plastic and packaging products, along with digital systems, designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries.  Our customers use our technologies where there is a need for enhanced security for protection and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

We were organized as a New York corporation in 1984, and in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies for all forms of print media.  To accomplish this, we acquired Lester Levin, Inc, an operator of a small printing company called Patrick Printing and an Internet-based business called Legalstore.com, and Thomas M. Wicker Enterprises, Inc. and Document Security Consultants, Inc., two privately owned companies engaged in the document security technology business with rights to certain patents developed by certain members of the Wicker Family.  As a result of these acquisitions, we compiled the basis of our document security business by combining basic print capabilities necessary for research and development with the knowledge and expertise of our team of printing professionals and a foundation of patented technologies and trade secrets from which to launch our product offerings.  Since this early stage, we have focused our efforts on developing and in some cases patenting new technologies and products, building our corporate, operational, marketing and sales staff to accommodate our expected growth, and developing and implementing our patent and intellectual property protection strategy.    In September 2007, we sold certain assets and the operations of Patrick Printing to a private company, as this operation no longer supported our core industry focus.   In October 2009, we sold the assets and liabilities associated with our Legalstore.com business.

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

In August 2005, the Company commenced a suit against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”), which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  Commencing in March 2006, the ECB countersued in eight national courts that the Patent was invalid.  To date, the most significant events in the case since it was filed have been the challenges of patent validity by the ECB. To date, there have been six adverse rulings and one positive ruling in regard to the patent’s validity.   Through August 2008, the Company spent approximately $4.2 million dollars on legal, expert and consulting fees for its case.    In August  2008, the Company decided to reduce its cost burden from the case and entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”)  under which Trebuchet agreed to pay substantially all of the litigation costs associated with pending validity proceedings and future validity and future patent infringement suits filed against the ECB and certain other alleged infringers of the Patent in exchange for 50% of any future proceeds or settlements associated with the litigation.

In addition to its patent defense efforts, since 2002, the Company has also worked to develop and expand its patent and product portfolio.   The Company has multiple patents, patents pending and patent applications in the U.S.A and various countries throughout the world.  These cover the Company’s technologies, including our AuthentiGuard® On-Demand, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® ObscuraScan™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ technologies, and several other anti-counterfeiting and authentication technologies in development.   The Company believes that its commitment to research and development is critical to its position as a leading provider of anti-counterfeiting solutions to our customers.

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

In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, NY.  We formed a new subsidiary called Secuprint Inc. (a/k/a DPI Secuprint) (“DPI”) to incorporate this new company which significantly improved our ability to produce our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, secure coupons, transcripts, and prescription paper along with the ability to offer our customers a wider range of commercial printing offerings.

On February 12, 2010, the Company acquired Premier, a privately held packaging company located in the Rochester NY area.  Premier is an ISO 9001:2008 registered manufacturer of custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.   The Company expects the acquisition will allow it to introduce anti-counterfeiting products to the packaging market that further expands the usage of its technologies.  The Company believes that the ability to deter and prevent counterfeiting of brand packaging will provide major benefits to companies around the globe who are affected by product counterfeiting.

Technologies

We have developed or acquired numerous technologies that provide to our customers a wide spectrum of solutions.

The Company’s primary anti-counterfeiting products and technologies are marketed under the following trade names:

•	AuthentiGuard™ DX™
•	AuthentiGuard® Laser Moiré™
•	AuthentiGuard® Prism™
•	AuthentiGuard® Pantograph 4000™
•	AuthentiGuard® Phantom™
•	AuthentiGuard® VeriGlow™
•	AuthentiGuard® Survivor 21®
•	AuthentiGuard® Block-Out™
•	AuthentiGuard® MicroPerf™

Products and Services

Security and non-security printing:  We market and sell to end-users that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.  In addition, we provide a full range of digital and large offset commercial printing capabilities to our customers.

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

Digital Security Solutions:  Using software that we have developed, we can electronically render several of our technologies digitally to extend the use of optical security to the end-user of sensitive information.  With our AuthentiGuard® DX™ technology we market a networked appliance that allows the author of any Microsoft Office document (Outlook, Word, Excel, or PowerPoint) to secure nearly any of its alphanumeric content when it is printed or digitally stored. AuthentiGuard® DX prints selected content using our patented technology so that it cannot be read by the naked eye.  Reading the hidden content, or authenticating the document is performed with a proprietary viewing device or software.

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

Approximate Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months ended March 31, 2010

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	% change
Revenue
Security and commercial printing	$1,415,000	$1,859,000	-24%
Packaging	1,036,000	741,000	40%
Technology license royalties and digital solutions	234,000	175,000	34%
Total Revenue	$2,685,000	$2,775,000	-3%

For the three months ended March 31, 2011, revenue was $2.7 million which was 3% lower than revenue for the three months ended March 31, 2010.   In February 2010, the Company acquired Premier, which had standalone sales for the period from February 12, 2010 through March 31, 2010, of $741,000.  The addition of Premier’s sales offset a 24% decline in commercial print sales experienced by the Company due to the lack of  certain large orders received in the first quarter 2010 that the Company did not receive in the first quarter 2011.    Commercial printing continues to lag behind historical levels primarily due to a significant reduction in orders from one of the Company’s largest commercial print customers.  Licensing revenue increased 34% in the first quarter of 2011 as compared to the first quarter of 2010 which reflects the addition of a new licensees and higher actual license payments than estimated from certain licensees in the first quarter of 2011.

Cost of Revenue and Gross Profit

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	% change
Costs of revenue
Security and commercial printing	$1,032,000	$1,364,000	-24%
Packaging	718,000	559,000	28%
Technology license royalties and digital solutions	-	5,000	-100%
Total cost of revenue	1,750,000	1,928,000	-9%

Gross profit
Security and commercial printing	383,000	495,000	-23%
Packaging	318,000	182,000	75%
Technology license royalties and digital solutions	234,000	170,000	38%
Total gross profit	$935,000	$847,000	10%

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	% change
Gross profit percentage:	35%	31%	13%

Costs of revenue decreased 9% in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the sales mix of the packaging division which caused a decrease in paperboard costs.   Accordingly, gross profit increased 10% to $935,000 in the first quarter of 2011 as compared to the first quarter of 2010.  The increase, despite a 3% decrease in revenue during the same period, points to a general movement by the Company to higher margin security and commercial printing opportunities along with the aforementioned sales mix change in the packaging division, and the positive impact of an increase in licensing revenue during the period.   As a result, gross profit margins increased 4 basis points to 35%.

Operating Expenses

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	% change
Operating Expenses
Sales, general and administrative compensation	$759,000	$832,000	-9%
Professional Fees	200,000	212,000	-6%
Sales and marketing	124,000	69,000	80%
Research and development	51,000	66,000	-23%
Rent and utilities	166,000	142,000	17%
Other	133,000	209,000	-36%
	1,433,000	1,530,000	-6%

Other Operating Expenses
Depreciation and software amortization	32,000	31,000	3%
Stock based compensation	101,000	140,000	-28%
Amortization of intangibles	72,000	246,000	-71%
	205,000	417,000	-51%
Total Operating Expenses	$1,638,000	$1,947,000	-16%

Selling, General and Administrative

Sales, general and administrative compensation costs were 9% lower in the three months ending March, 31, 2011 as compared to the three months ended March 31, 2010 which reflect cost cuts made throughout 2010, primarily in the commercial print division.

Professional fees in the first quarter of each year are typically high as the Company incurs its annual audit fees.   During the first quarter of 2011, the Company hired in-house General Counsel to, among other things, attempt to  reduce its legal and professional fees.

Sales and marketing fees increased due to increased travel expenses associated with an increase in direct sales efforts, along with increases in marketing costs and trade show costs.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally.   Research and development costs decreased due to a reduction in compensation cost.

Rent and utilities increased as a result of the acquisition of Premier in February 2010.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses decreased in the first quarter of 2011 due to settling certain accrued liabilities for $56,000 less than originally estimated.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock based compensation in the first quarter of 2011 was $101,000 as compared to a $140,000 recorded in the first quarter of 2010 as employee based options expense reduced along with lower option expense for third party consultants.

Amortization of intangibles expense decreased 71% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 as a result of the reduction in the Company’s net capitalized patent acquisition and defense costs asset.

Other Income and expenses

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	% change
Other income (expense):
Change in fair value of derivative liability	$361,000	$-	0%
Interest expense	(50,000)	(65,000)	-23%
Amortizaton of note discount	-	(41,000)	-100%
Loss in equity investment	-	(52,000)	-100%
Other income	-	143,000	-100%
Other income (expense), net	$311,000	$(15,000)	-2173%

Change in fair value of derivative liability: In late 2010, the Company issued various financial instruments to an investor in connection with a stock purchase agreement which contained certain provisions that resulted in a derivative liability.   On February 18, 2011 the Company entered into certain amendments with the investor for the purpose of modifying the terms of the financial instruments that among other things eliminated the provisions of the instruments that had created the derivative liability.  As a result, the Company determined the fair value of the derivative liability as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability since December 31, 2010 of $360,922 in the statement of operations.

Net Loss and Loss Per Share

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	% change
Net loss	$(398,000)	$(1,121,000)	-64%
Net loss per share, basic and diluted	$(0.02)	$(0.07)	-71%
Weighted average common shares outstanding, basic and diluted	19,413,232	17,094,916	14%

During the first quarter of 2011, the Company had a net loss of $398,000, a 64% decrease from the net loss of the first quarter of 2010.  The significant decrease in net loss during the quarter was primarily the result of the 51% decrease in other operating expenses and the increase in other income due to other income of $360,000 from the change in fair value of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	March 31, 2011		March 31, 2010		% change vs. 2010
Cash flows from:
Operating activities	$(897,000)		$(449,000)		-100%
Investing activities	(14,000)		(2,121,000)		99%
Financing activities	(455,000)		2,367,000		-119%
Working capital	1,928,000		(157,000)		1328%
Current ratio	1.52	x	0.95	x	59%
Cash	$2,721,000		$246,000		1006%
Funds Available from Open Credit Facilities	$1,446,000		$1,343,000		8%
Debt (excluding unamortized debt discount) and Capitalized Leases	$2,754,000		$3,507,000		-21%

Operating Cash Flow – During the first three months of 2011, the Company used approximately $897,000 of cash for operations, a 100% increase from our use of cash for operations in 2010, which was primarily due to the paydown of certain of the Company’s accounts payables and a significant increase in inventory at the Company’s packaging division as the Company took advantage of opportunities to build inventories at lower prices which the Company expects to turnover in the second quarter of 2011.

Investing Cash Flow – During the first three months of 2011, the Company used approximately $14,000 for machinery and patents.  The Company is in the process of evaluating capital addition and improvement opportunities and expects that its use of cash for investments will increase during the remainder of 2011.

Financing Cash Flows - During 2010, the Company raised net proceeds through the sale of equity of approximately $6.3 million, of which approximately $3.8 million was raised on December 31, 2010.   In conjunction with the sale of equity in December of 2010, the Company accrued placement agent fees of $240,000, which it paid in January 2011.    In addition, during the three months ended March 31, 2011, the Company paid $75,000 in scheduled principal payments on its term loan and the Company made net payments on its revolving line of credit of approximately $247,000.

Future Capital Needs - As of March 31, 2011, the Company had approximately $2,721,000 in cash and $417,000 available to it under one credit facility, along with up to $632,000 available under a revolving credit line and $397,000 under a equipment line at its packaging subsidiary.  The Company’s current working capital is $1.9 million, which the Company believes provides it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months.  However, if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2011, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2011:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. During the first fiscal quarter ending March 31, 2011,  we had one person on staff that performs nearly all aspects of our external financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the external financial statements.    This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission (“SEC”).  Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agree with appropriate supporting detail, calculations or other documentation.  These control deficiencies could potentially result in a material misstatement to our interim consolidated financial statements that may not be prevented or readily detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our first  fiscal quarter ending March 31, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 1, 2005, the Company commenced a suit against the ECB alleging patent infringement by the ECB and claimed unspecified damages. We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim, and also ruled that we will be required to pay attorneys and court fees of the ECB.  The ECB formally requested the Company to pay attorneys and court fees in the amount of Euro 93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue for such liability as soon as the assessed amount, if any, is reasonably estimable.

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

On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  On July 6, 2010, the Company was notified that the German Court has ruled that the Patent that was awarded to the Company by the European Patent Office and upheld as valid in a previous hearing in the German Court of First Instance has now been deemed invalid in Germany due to added matter.  On January 9, 2008 the French Court held that the Patent was invalid in France for the same reasons given by the English Court.  The Company filed an appeal against the French decision on May 7, 2008. On March 20, 2010, the Company was informed that the decision was upheld in the French appeal.  On March 12, 2008 the Dutch Court ruled that the Patent is valid in the Netherlands.  The ECB filed an appeal against the Dutch decision on March 27, 2008.  The Dutch appeal was heard in June 2010, and the Company was notified on December 21, 2010 that the patent was deemed invalid upon appeal.  On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium for the same reasons given by the English and French courts as were similarly informed by the Austrian court on November 17, 2009.   Cost reimbursement, if any, associated with the Belgium, Austrian, and French validity cases as well as the appeals in Germany and France are covered under the Trebuchet Capital Partners, LLC (“Trebuchet”) agreement described below (the “Trebuchet Agreement”).  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  In Italy the validity case is to be heard again by a newly appointed judge expected during 2011 and a hearing in Luxembourg thereafter.

On August 20, 2008, the Company entered into the Trebuchet Agreement under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent.  Trebuchet also agreed to pay substantially all of the litigation costs associated with any future validity challenges filed by the ECB or other parties, provided that Trebuchet elects to assume the defense of any such challenges, in its sole discretion, and patent infringement suits filed against the ECB and certain other alleged infringers of the Patent, all of which suits may be brought at the sole discretion of Trebuchet and may be in the name of the Company, Trebuchet or both. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet  Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

                 None

ITEM 6 - EXHIBITS

Item 3.1	Certificate of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed with the SEC on March 31, 2011).
Item 3.2	By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the SEC on March 31, 2011).
Item 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Item 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Item 32.1	Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
Item 32.2	Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 16, 2011	By:	/s/ Patrick White
Patrick White
Chief Executive Officer

May 16, 2011	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer

Exhibit Index

Item 3.1          Certificate of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed with the SEC on March 31, 2011).

Item 3.2          By-Laws of the registrant, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the SEC on March 31, 2011).

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