Form 10-Q
period 2011-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2011-08-15
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                              to                                              .

1-32146
Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other Jurisdiction of incorporation- or Organization)	(IRS Employer Identification No.)

28 Main Street East, Suite 1525
Rochester, NY 14614
(Address of principal executive offices)

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

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer (Do not check if a smaller reporting company)☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

As of August 12, 2011, there were 19,420,780 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.
Consolidated Balance Sheets
As of

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	$1,512,161	$4,086,574
Accounts receivable, net of allowance of $66,000 ($66,000- 2010)	1,523,261	2,227,877
Inventory	916,690	601,359
Prepaid expenses and other current assets	140,784	231,190
Total current assets	4,092,896	7,147,000

Equipment and leasehold improvements, net	2,415,495	2,543,494
Other assets	315,299	325,953
Goodwill	2,012,628	1,943,081
Other intangible assets, net	2,146,074	1,847,859

Total assets	$10,982,392	$13,807,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,286,391	$1,828,138
Accrued expenses and other current liabilities	657,029	1,312,363
Revolving lines of credit	504,081	614,833
Current portion of long-term debt	424,432	300,000
Current portion of capital lease obligations	94,618	88,776
Total current liabilities	2,966,551	4,144,110

Revolving note from related party	-	583,000
Long-term debt	1,953,810	1,578,242
Capital lease obligations	37,486	98,532
Deferred tax liability	99,253	89,779
Derivative liabilities	-	3,866,836
Commitments and contingencies (see Note 7)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 19,420,780 shares issued and outstanding (19,391,319 in 2010)	388,415	387,825
Additional paid-in capital	48,163,003	44,178,569
Accumulated other comprehensive loss	(22,156)	(25,834)
Accumulated deficit	(42,603,970)	(41,093,672)
Total stockholders' equity	5,925,292	3,446,888
Total liabilities and stockholders' equity	$10,982,392	$13,807,387

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Printing	$789,232	$1,172,102	$1,510,996	$2,432,184
Packaging	1,183,249	1,329,955	2,219,651	2,070,580
Plastic IDs and cards	636,727	655,899	1,329,706	1,257,593
Licensing and digital solutions	266,319	167,516	500,415	339,845

Total Revenue	2,875,527	3,325,472	5,560,768	6,100,202

Costs of revenue
Printing	754,032	1,003,954	1,384,095	1,955,934
Packaging	919,681	1,058,072	1,637,968	1,617,181
Plastic IDs and cards	374,718	385,510	777,147	797,652
Licensing and digital solutions	19,099	-	19,099	5,476

Total costs of revenue	2,067,530	2,447,536	3,818,309	4,376,243

Gross profit	807,997	877,936	1,742,459	1,723,959

Operating expenses:
Selling, general and administrative	1,720,621	1,474,113	3,235,875	3,109,564
Research and development	73,818	66,688	125,111	132,355
Amortization of intangibles	62,076	183,801	134,040	430,200

Operating expenses	1,856,515	1,724,602	3,495,026	3,672,119

Operating loss	(1,048,518)	(846,666)	(1,752,567)	(1,948,160)

Other income (expense):
Change in fair value of derivative liability	-	-	360,922	-
Interest expense	(59,225)	(84,407)	(109,179)	(149,510)
Loss on equity investment	-	(20,000)	-	(71,679)
Amortizaton of note discount	-	(40,732)	-	(81,464)
Other income	-	-	-	143,063

Loss before income taxes	(1,107,743)	(991,805)	(1,500,824)	(2,107,750)

Income tax expense	4,737	4,737	9,474	9,475

Net loss	$(1,112,480)	$(996,542)	$(1,510,298)	$(2,117,225)

Other comprehensive income (loss):
Interest rate swap income (loss)	-	(9,559)	3,678	(25,834)

Comprehensive Loss	$(1,112,480)	$(1,006,101)	$(1,506,620)	$(2,143,059)

Net loss per share -basic and diluted:	$(0.06)	$(0.06)	$(0.08)	$(0.12)

Weighted average common shares outstanding, basic and diluted	19,420,780	17,769,726	19,416,786	17,390,570

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(1,510,298)	$(2,117,225)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	351,548	641,548
Stock based compensation	201,543	204,961
Amortization of note discount	-	81,464
Loss on equity investment	-	71,679
Change in fair value of derivative liability	(360,922)	-
(Increase) decrease in assets:
Accounts receivable	773,970	889,660
Inventory	(315,331)	201,010
Prepaid expenses and other assets	34,760	(17,923)
Increase (decrease) in liabilities:
Accounts payable	(610,130)	(424,409)
Accrued expenses and other current liabilities	(457,137)	140,594
Net cash used by operating activities	(1,891,997)	(328,641)

Cash flows from investing activities:
Purchase of equipment and leashold improvements	(4,509)	(85,400)
Purchase of other intangible assets	(24,472)	(43,137)
Acquisition of business	61,995	(2,272,405)
Net cash provided (used) by investing activities	33,014	(2,400,942)

Cash flows from financing activities:
Net borrowings on related party revolving line of credit	-	100,000
Net payments on revolving line of credit	(349,911)	-
Borrowings on long-term debt	-	1,500,000
Payments of long-term debt	(150,000)	(100,000)
Payments of capital lease obligations	(55,204)	(44,344)
Issuance of common stock, net of issuance costs	(160,315)	1,134,005

Net cash (used) provided by financing activities	(715,430)	2,589,661

Net decrease in cash	(2,574,413)	(139,922)
Cash beginning of period	4,086,574	448,895

Cash end of period	$1,512,161	$308,973

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc.’s (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB  Accounting Standards Coded (“ASC “) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;


Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and


Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts reported in the balance sheet of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. One of the Company's derivative instruments is an interest rate swap that changes a variable rate into a fixed rate on the term loan and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010.   Gains and losses on this instrument are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at June 30, 2011, was approximately $22,000 ($26,000 at December 31, 2010).

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

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (“IMS”) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of IMS. The Company recorded its investment in IMS as an equity method investment at the fair market value of the business sold. Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. The Company recognized gains or losses on its investment under the equity method of accounting for investments.   During 2010, the Company recorded a cumulative loss on its investment of approximately $121,000.   On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company distributed to its stockholders of record on October 8, 2010 on a pro-rata basis its 7,500,000 shares of stock of IMS.  During the six months ended June 30, 2010, the Company recognized a loss on its investment in IMS of approximately $72,000. There was no loss on investment in IMS during the six months ended June 30, 2011 since the Company no longer owned shares in IMS as of September 23, 2010.

Business Combinations - Business combinations and non-controlling interests are recorded in accordance with the Business Combination Topic of the FASB ASC.  Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill.  If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded.  Under the guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

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

For the six months ended June 30, 2011 and 2010, there were up to 3,281,705 and 2,522,946, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.    During the six months ended June 30, 2011 and 2010, one customer accounted for 16% and 18%, respectively, of the Company’s consolidated revenue.   As of June 30, 2011 and 2010, this customer accounted for 20% and 22%, respectively, of the Company’s trade accounts receivable balance.  The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Recent Accounting Pronouncements- In May, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The Company is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will have a material impact on the consolidated financial statements.

2.    Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2011	2010

Finished Goods	$671,226	$193,346
Work in process	94,544	86,776
Raw Materials	150,920	321,237

	$916,690	$601,359

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		June 30, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,446,300	$920,085	$1,526,215	$2,038,300	$815,177	$1,223,123
Patent application costs	Varied (1)	867,948	248,089	619,859	843,693	218,957	624,736

		$3,314,248	$1,168,174	$2,146,074	$2,881,993	$1,034,134	$1,847,859

(1)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of June 30, 2011 the weighted average remaining useful life of these assets in service was 14.2 years.

4.     Debt

Revolving Note - Related Party - On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors (the “Fagenson Credit Agreement” or “Credit Facility”). Under the Fagenson Credit Agreement, as amended on December 11, 2009, the Company could borrow up to a maximum of $1,000,000 from time to time up to and until January 4, 2012.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement had annual interest rate of 2% above LIBOR and was secured by the Common Stock of P3, the Company's wholly owned subsidiary.  Interest was payable quarterly in arrears and the principal was payable in full at the end of the term under the Fagenson Credit Agreement.    On June 29, 2011, the Credit Facility was paid in full from the proceeds of a Commercial Term Note as described below along with approximately $119,000 of accrued interest owed to the lenders.

Revolving Credit Lines- On February 12, 2010, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging (“Premier”) pursuant to which Citizens Bank provided Premier with a revolving credit line of up to $1,000,000.   The revolving line of credit is accessible by the Premier Packaging division subject to certain terms, matures on July 13, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrued at 1 Month LIBOR plus 3.75% (3.94% at June 30, 2011).    As of June 30, 2011, the revolving line had a balance of $270,332.  On July 26, 2011, the Company entered into a second amended and restated credit facility related to this loan as described in Note 10.

On May 12, 2011, in conjunction with the Company’s acquisition of ExtraDev, Inc. the Company assumed revolving credit lines and open credit card accounts totaling approximately $239,000, comprised of a $100,000 revolving line of credit with a bank  at 4.5% with an outstanding balance of $63,000, a $100,000 revolving line of credit with a bank at 8.09% with an outstanding balance of $86,000, and various credits cards with an aggregate outstanding balance of approximately $90,000.  All of the credit lines are secured by personal guarantees of the Former ExtraDev owners.  In accordance with the purchase agreement with ExtraDev, the Company committed to paying these balances within 90 days of acquisition.   In August, the Company reached an informal agreement with the owners of ExtraDev whereas the Company would make monthly payments against the balances of these accounts of at least $25,000 in order to pay-down these liabilities.  As of June 30, 2011, the aggregate balance of the ExtraDev credit lines was approximately $234,000.

Long-Term Debt - On December 9, 2009, the Company entered into a $575,000 promissory note with an accredited investor (“Note”) which matures November 24, 2012 and accrues interest at 10% annually, payable quarterly.   The Note is secured by the assets of the Company’s wholly owned subsidiary, Secuprint Inc. (a/k/a DSS Printing Group).    Under the terms of the Note, the Company is required to comply with various covenants.   As of June 30, 2011, the Note had a balance of $575,000 ($575,000 at December 31, 2010) and the Company was in compliance with the debt covenants.

On February 12, 2010, in conjunction with the  Credit Facility Agreement, the Company entered into a term loan with Citizens Bank for $1,500,000.   The proceeds of the term loan were used to partially satisfy the purchase price of Premier Packaging.  The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier.    The $1,500,000 term loan was scheduled to mature on  March 1, 2013 and was payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest was accruing at 1 Month LIBOR plus 3.75% (3.94% at June 30, 2011).  The Company subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.  As of June 30, 2011, the term loan had a balance of  $1,100,000 ($1,250,000 as of December 31, 2010).  On July 26, 2011, the Company entered into a second amended and restated credit facility related to this loan as described in Note 10.

On June 29, 2011, the Company and Plastic Printing Professionals, Inc. (“P3”), a wholly owned subsidiary of the Company entered into a Commercial Term Note (the “Note”) with Neil Neuman (”Neuman”) whereby the Company borrowed $650,000 from Neuman. The applicable interest rate under the Note is 6.5% per annum, and the term is forty-eight months (the “Term”). Commencing on August 1, 2011, the Company will pay monthly installments of $13,585 for the Term of the Note, and a final balloon payment of $100,000 on August 1, 2015. Any reasonable expense incurred by Neuman (including reasonable attorneys’ fees and disbursements) in connection with the administration or enforcement of the Note shall be paid by the Company and, if not timely paid, shall earn interest at the same rate as the principal.  The Company may prepay all or a portion of the outstanding principal balance prior to maturity at any time, without penalty.   The Note is collateralized by all of the machinery and equipment of P3.  Neuman is neither an affiliate of, nor a related party to, the Company or P3.  The proceeds from the Note were used to pay in full all sums owed by the Company under a Credit Agreement executed between the Company and Fagenson & Co., Inc., as agent for certain lenders, including Neuman, dated January 4, 2008. Upon such payment the Credit Agreement between the Company and Fagenson & Co., Inc. was terminated in its entirety.  As of June 30, 2011, the Note had a balance of $650,000.

Stand-By Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases.   The Company has 12 months to draw upon this line of credit, after which the balance of funds advanced from the line is converted into a 5 year term loan.  Interest accrues at1 month LIBOR plus 3.00% (3.19% at June 30, 2011).     As of June 30, 2011, the Company has drawn approximately $53,000 ($53,000 at December 31, 2010) from the Standby line for the purchase of equipment.

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

Under the Amended Agreement, the purchase price for the Initial Investment made on December 31, 2010 was increased to $5.38 per share, increasing the aggregate purchase price paid by Fletcher for the Initial Investment from $4,000,000 to $4,068,825. The Initial Warrant received by Fletcher was amended and reissued (the “Amended Initial Warrant”) entitling Fletcher to purchase newly-issued shares of common stock at $5.38 per share (the “Warrant Price”) at any time until February 18, 2020 (the “Warrant Term”), up to an aggregate purchase price of $4,300,000 (the “Warrant Amount”). Under the Amended Agreement, Fletcher also received the right to make an additional equity investments (“Later Investments”) of up to $4,068,000 (the “Aggregate Later Investment Amount”) provided notice is given to the Company prior to July 2, 2011 of Fletcher’s intention to make the Later Investment.   Fletcher did not make the Later Investment. The Second Warrant received by Fletcher was amended (the “Amended Second Warrant”, and together with the Amended Initial Warrant, the “Warrants”) to fix the Warrant Price at $5.38 per share. The Second Warrant entitles Fletcher to purchase newly-issued shares of common stock up to the aggregate purchase price of the Later Investments. The Amended Initial Warrant and the Amended Second Warrant each have a cashless exercise provision.

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

Proceeds from the transaction were used primarily for sales and marketing, product development, and working capital. The Company paid WM Smith & Co., as placement agent, a cash placement fee of 6% of all cash investments received under the Amended Agreement, or in the case of the cashless exercise of the Warrants, common stock equal to 6% of the shares issued to Fletcher in conjunction with the cashless exercise.   During the first quarter of  2011, the Company paid $240,000 in accrued placement agent fees.

Derivative Liability -The financial instruments issued to Fletcher had down-round and anti-dilution provisions as of December 31, 2010, which were considered a derivative liability recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company recognized the derivative liability at the fair value at inception.  The derivative liability was considered a Level 3 liability on the fair value hierarchy as the determination of fair value includes various assumptions about the Company’s future activities and the Company’s stock prices and historical volatility as inputs. To determine the fair value of the various components of the Fletcher investments, the Company selected the binomial option model and the Monte Carlo Simulation to model the financial characteristics of the various components.   The derivative liability was initially recorded in the consolidated balance sheet upon issuance as of December 31, 2010 at a fair value of $3,866,836.   On February 18, 2011 the Company entered into certain amendments with Fletcher for the purpose of modifying the terms of the previous agreement entered into between the Company and Fletcher on December 31, 2010.  As a result of the amendments, the down-round and anti-dilution provisions were eliminated; therefore, the Company determined that the derivative liability that existed under the terms of the original agreement no longer existed.  As a result, the Company determined the fair value of the derivative liability instrument as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability since December 31, 2010 amounting to $360,922 which is reflected in the statement of operations.   With the elimination of the derivative liability provision, the Company reclassed the fair value of the financial instruments amounting to $3,505,914 from derivative liability to additional paid in capital.

The table below provides a reconciliation of the beginning and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the period ended June 30, 2011 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liability

Balance, January 1, 2011	$3,866,836
Fair
Change in fair value	(360,922)
Reclass to equity on date of amendment that eliminated derivative liabilities to net proceeds	(3,505,914)
Balance, June 30, 2011	$-

Restricted Stock – In May 2011, the Company issued an aggregate of 82,352 restricted shares of the Company’s common stock, pursuant to the Company’s 2004 Employee Stock Option Plan, as amended, valued at $3.33 per share to the owners of ExtraDev, which the Company acquired.  Such restricted stock vests in equal installments annually over four years.  The restricted stock granted to the owners of ExtraDev was classified as consideration for the acquisition of ExtraDev at a fair value of approximately $274,000, which upon termination any unvested restricted stock shall immediately vest.  In addition, as of June 30, 2011, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank.   These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of June 30, 2011, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

Stock Options – The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718.     During the six months ended June 30, 2011, the Company issued an aggregate of 172,648 options to purchase its common shares at an exercise prices ranging from $3.33 to $5.52 per share to employees and non-employee directors.   The fair value of these options amounted to approximately $285,000 determined by utilizing the Black Scholes option pricing model of the options issued.  Of the options issued in May 2011, the Company issued five-year options to purchase an aggregate of 77,648 shares of the Company’s common stock, pursuant to the Company’s 2004 Employee Stock Option Plan, as amended, at an exercise price of $3.33 per share, to the owners of ExtraDev.  Such options vest in equal installments annually over four years.  The fair value of these options amounted to approximately $121,000 determined by utilizing the Black Scholes option pricing model.  Additionally, pursuant to the employment agreements with the previous owners of ExtraDev, the Company awarded earn-out options to purchase an aggregate of 450,000 shares of common stock at an exercise price of $4.50 per share that will be granted if Digital achieves certain annual revenue targets by the end of fiscal year 2016.  If the annual revenue targets are met or are deemed probable to occur, then the Company will record stock based compensation expense at the then current fair value.  As of June 30, 2011 vesting is considered remote.  All options granted to the owners of ExtraDev were classified as compensation for post combination services since the vesting of each grant is based on the length of employment, with all unvested option forfeiting upon termination of employment. Therefore, the fair value of these equity instruments was not considered a component of the purchase price of the acquisition.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the six months ended June 30, 2011, the Company had stock compensation expense of approximately $202,000 ($0.01 per share) ($205,000- 2010; $0.01 per share).

            As of June 30, 2011, there was approximately $449,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

6.     Business Combination

On May 12, 2011, the Company entered into an agreement (“Agreement”) to purchase all the issued and outstanding common stock of ExtraDev, Inc., a privately-held New York corporation (“ExtraDev”), pursuant to which the Company purchased 10,000 shares of ExtraDev common stock, par value $.01 per share, from each of ExtraDev’s two owners, representing all of ExtraDev’s issued and outstanding common stock.

The Agreement provided that as consideration for the purchase of the ExtraDev common stock, the Company  would acquire all of the assets of ExtraDev in exchange for the assumption of all the liabilities of Extradev, employment agreements with the two owners of Extradev, and an aggregate of 94,336 restricted shares of the Company’s common stock valued at $3.33 per share and five-year options to purchase an aggregate of 65,664 shares of the Company’s common stock, at an exercise price of $3.33 per share, were granted to the owners of ExtraDev pursuant to the Company’s 2004 Employee Stock Option Plan, as amended.   Such restricted stock and options vest in equal installments annually over four years and were subject to adjustment based upon ExtraDev’s working capital deficit as set forth in its final financial statements, which were provided within 30 days of closing.  The subsequent adjustment resulted in a reduction in the aggregate number of  restricted shares issued to the two ExtraDev  owners to 82,352 and an increase in the aggregate number of options issued to the ExtraDev owners to 77,648.   The fair value of the restricted shares was approximately $274,000 and shall vest immediately upon termination.  Therefore, restricted shares were recorded as consideration transferred. The options were valued using the Black-Scholes Option Pricing Model, at approximately $121,000.  The options granted are based on the length of employment with all unvested options forfeiting upon termination of employment. Therefore they are being recorded as post combination compensation expense and not a component of the purchase price of the acquisition.  The fair value of the options will be expensed pro-ratably over the 4-year vesting period.

The acquisition was accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.   The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  Based on management’s assumptions, the fair value of the assets acquired, which included customer lists of $258,000 and non-compete agreements of $150,000, and the liabilities assumed was less than the purchase price resulting in the recording of goodwill of approximately $70,000.  The goodwill recorded with this transaction has been recorded in the Digital segment and is not deductible for income taxes.

The allocation of the purchase price and the fair values of the assets acquired and their associated useful lives and liabilities assumed were estimated by management as follows:

		Estimated Useful Lives
Fair value of consideration transferred	$274,232

Fair value of assets acquired and liabilities assumed:

Cash	$61,995
Accounts receivable	69,355
Prepaid expenses	10,050
Computer equipment	85,000	3 to 7 years
Other intangible assets	408,000	5 to 10 years
Goodwill	69,547

Fair value of assets acquired	$703,947

Liabilities assumed:
Accounts payable	$68,353
Outstanding credit card balances	90,207
Revolving credit lines	148,952
Accrued liabilities and deferred revenue	122,203
Fair value of liabilities	$429,715

Total Purchase Price	$274,232

Set forth below is the unaudited proforma revenue, operating loss, net loss and loss per share of the Company as if ExtraDev had been acquired by the Company as of January 1, 2010.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$2,958,689	$3,530,178	$6,007,105	$6,545,657
Net Loss	(1,150,000)	(981,052)	(1,471,480)	(2,073,690)
Basic and diluted loss per share	(0.06)	(0.06)	(0.08)	(0.12)

In conjunction with the acquisition of ExtraDev completed on May 12, 2011, ExtraDev’s two owners entered into five-year employment agreements (with an option to renew for three years on mutually agreed upon terms) with the Company (the “Employment Agreements”), pursuant to which Michael Roy (former ExtraDev owner) will serve as the President and Timothy Trueblood (former ExtraDev owner) will serve as the Chief Technology Officer of the Company’s  newly-formed Digital Division (“Digital”), each at an annual base salary of $100,000. Under the Employment Agreements, each of the former ExtraDev shareholders will be eligible for an annual (i) earn-out bonus based upon Digital’s earnings, before interest, taxes depreciation and amortization for the prior year as described in the Employment Agreements payable within days of the end of the year and (ii) earn-out options to purchase common stock of the Company at an exercise price of $4.50 per share under the Company’s Option Plan that vest if Digital achieves certain annual revenue targets by the end of fiscal year 2016.  Both the earn-out bonus and earn-out options will be recorded as post combination compensation expense, if earned, since both are based on length of employment and forfeit upon termination.  The Employment Agreements also provide for health care insurance for each former ExtraDev shareholder and his family. The Company may terminate the Employment Agreements at any time upon 30 days notice, in which event, any vested earn-out options, will be exercisable for 90 days and the former ExtraDev shareholders will be entitled to receive an annualized salary of $50,000 and continued health insurance coverage for the remainder of the term of the Employment Agreement.

ExtraDev was a privately owned company founded in 1998 and headquartered in Rochester, NY.  ExtraDev provides data center centric solutions to businesses and governments.   The acquisition of ExtraDev is expected to enhance the Company’s digital security solutions capabilities, including the ability of the Company to offer its digital security products in a “cloud computing” format.  ExtraDev had approximately $837,000 in revenue for the year ended December 31, 2010 and lost $10,000 on a tax basis.   The acquisition did not create a significant subsidiary in accordance with the Securities and Exchange Commission Regulation S-X 210.1-2(w).  Since the date of the acquisition, ExtraDev has generated approximately $96,000 of revenue and experienced a loss of approximately $23,000.

7.     Commitments and Contingencies

Legal Matters - On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages  (the “ECB Litigation”). We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent.   On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent.    The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet  Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company paid the ECB costs for both court cases  in the amount of ₤356,490.   On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  However, on July 6, 2010, the Company was notified that the German Court had reversed the ruling on appeal and the Patent was deemed invalid in Germany.    The Court of First Instance in Luxembourg ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim.   On January 9, 2008 the French Court held that the Patent was invalid in France and on March 10, 2010, this decision was upheld on appeal.    On March 12, 2008 the Dutch Court  ruled that the Patent was valid in the Netherlands.   However, on December 21, 2010 the Dutch Court reversed the ruling on appeal and the Patent was deemed invalid in the Netherlands.   On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium.  On November 17, 2009, the Austrian Court held that the Patent was invalid in Austria.    On March 24, 2010 the Spanish Court ruled that the Patent was valid.  The decision is being appealed by the ECB.   In July 2010, the Company was notified that the Italian Court deemed the patent invalid.   The decision was not appealed.

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval.  The Company paid a total of ₤356,490 to the ECB for the United Kingdom case.   Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions involved, except for approximately €156,000 for the Germany case and approximately  €175,000 for the Netherlands case, which are due as of June 30, 2011.   In July 2011, Trebuchet transferred funds to the Company for disbursement of these amounts.  In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V and Koninklijke Joh. Enschede B.V.  Upon determination on December 21, 2010, that the patent was invalid in the Netherlands, the infringement case was terminated by Trebuchet.   Trebuchet will be responsible for costs reimbursement associated with the case, if any, when determined by the Dutch Court.

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

 In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of June 30, 2011, there has been no settlement amounts related to these agreements.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of June 30, 2011, the Company considers the likelihood that the payment will be required as remote.

8.      Supplemental Cash Flow Information

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Cash paid for interest	$228,000	$112,000

Non-cash investing and financing activities:
Equity issued for severance agreements	$-	$54,000
Equity issued for acqusition	$274,000	$2,567,000
Retirement of derivative liability instruments	$3,506,000	$-
Refinance of related party revolving line of credit and accrued interest	$650,000	$-

9.     Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.   In the second quarter 2011, the Company acquired ExtraDev  Inc. for its DSS Digital Group and the Company launched a new corporate identity and logo, along with a new website that grouped the Company under four distinct divisions.  In conjunction with this, the Company determined that an expansion of its segment reporting to align with the new internal structure was appropriate.  We have reclassified certain prior period segment information amounts to conform to the current period presentation of segment information.  A summary of the four reportable segments follows:

DSS Printing
Licenses security printing technologies and manufactures and sells secure documents such as vital records, transcripts, safety paper, secure coupons, voter ballots, event tickets, among others.   In addition, sells general commercial printing services utilizing digital and offset printing capabilities.

DSS Plastics
Manufactures and sells secure and non-secure plastic printed products such as ID cards, event badges and passes, and loyalty and gift cards, among others.    Plastic cards include RFID chips, magnetic strips with variable data, high quality graphics with overt and covert security features.

DSS Packaging
Manufactures and sells secure and non-secure custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.

DSS Digital
Develops, installs, hosts and services IT services including remote server and application hosting, cloud computing, secure document systems, back-up and disaster recovery services and customer program development services.

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2011 and 2010 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three months ended June 30, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$960,000	$637,000	1,183,000	96,000	$-	$2,876,000
Depreciation and amortization	35,000	44,000	86,000	5,000	1,000	171,000
Net loss	(576,000)	(6,000)	(99,000)	(23,000)	(408,000)	(1,112,000)

Three months ended June 30, 2010
Revenues from external customers	$1,339,000	$656,000	1,330,000	-	$-	$3,325,000
Depreciation and amortization	135,000	75,000	99,000	-	1,000	310,000
Net loss	(529,000)	(33,000)	(92,000)	-	(343,000)	(997,000)

Six months ended June 30, 2011
Revenues from external customers	$1,915,000	$1,330,000	2,220,000	96,000	$-	$5,561,000
Depreciation and amortization	74,000	99,000	173,000	5,000	1,000	352,000
Net (loss) profit	(864,000)	21,000	(171,000)	(23,000)	(473,000)	(1,510,000)
Identifiable assets	2,125,000	2,122,000	4,625,000	761,000	1,350,000	10,983,000

Six months ended June 30, 2010
Revenues from external customers	$2,771,000	$1,258,000	2,071,000	-	$-	$6,100,000
Depreciation and amortization	365,000	150,000	126,000	-	1,000	642,000
Net loss	(1,126,000)	(158,000)	(75,000)	-	(758,000)	(2,117,000)

Identifiable assets at December 31, 2010	2,294,000	2,063,000	5,324,000	-	4,126,000	13,807,000

10.     Subsequent Events

On July 26, 2011, Premier Packaging Corporation (“PPC”), a wholly-owned subsidiary of Document Security Systems, Inc. (“DSS”), entered into a Second Amended and Restated Credit Facility Agreement with RBS Citizens, N.A. (“Citizens”), a national banking association (the “Second Credit Facility Agreement”) for the purpose of amending the Amended and Restated Credit Facility Agreement dated as of October 8, 2010, as amended on February 24, 2011 (the “Original Credit Facility Agreement”). The Second Credit Facility Agreement provides for a revolving line of credit up to $1,000,000 and a loan of $1,075,000 to PPC. The Second Credit Facility Agreement contains certain customary affirmative and financial covenants and negative covenants against incurring indebtedness, liens, liabilities and certain corporate actions, and is secured by all of the assets of PPC.  In addition, PPC’s affiliates, DSS, P3 and Secuprint are guarantors of all of PPC’s payment and other obligations to Citizens.

On July 26, 2011, in conjunction with the Second Credit Facility Agreement, PPC entered into an Amended and Restated Acquisition Term Loan Note with Citizens (the “Note”) for the purpose of restating and reconfirming an indebtedness of PPC to Citizens in the amount of $1,075,000, as evidenced by the Acquisition Term Loan Note (the “Original Note”) dated February 12, 2010, given by PPC to Citizens in the amount of $1,500,000. Monthly payments are $25,000 plus interest. Interest under the Note accrues on a monthly basis at LIBOR plus 3.75%. If a Default occurs, the LIBOR rate of interest shall automatically be converted to the then prime rate as announced by banks in New York. PPC may prepay the Note in accordance with the terms of the Note, subject to a prepayment fee. The Note matures on February 1, 2015.

On July 26, 2011, in conjunction with the Second Credit Facility Agreement, PPC entered into an Amended and Restated Revolving Line Note with Citizens (the “Revolving Note”) for the purpose of restating and confirming an indebtedness of PPC to Citizens in the amount of $1,000,000, as evidenced by the Revolving Line Note dated February 12, 2010 (the “Original Revolving Note”), given by PPC to Citizens in the amount of $1,000,000. Under the Revolving Note, PPC may request advances from time to time provided PPC is not in Default. Interest on the outstanding principal amounts shall accrue at a rate per annum equal to the sum of the LIBOR Advantage Rate fixed by the British Banker’s Association plus 3.75%. Interest shall be due and payable monthly and on the maturity date. The proceeds from the Revolving Note will be used for working capital purposes. Unless extended in writing by Citizens, the Revolving Note will terminate on the earlier of (i) May 31, 2012 or (ii) the date of an Event of Default, as defined under the Second Credit Facility Agreement.

Under the Second Credit Facility Agreement, Events of Default for the Note and the Revolving Note (“Default”) include with respect to PPC or any of its affiliates, including DSS, (i) failure to make any payment within five days of due date, (ii) failure to observe or perform any condition, covenant or term of the Note, Revolving Note or Second Credit Facility Agreement or of any other agreement with Citizens,  (iii) failure of any representation or warranty to be accurate and truthful in all material respects in connection with the execution or performance of the Second Credit Facility Agreement, (iv) financial difficulties resulting in an inability to pay debts when due, a bankruptcy filing, assignment for the benefit of creditors, or the appointment of a trustee, or (v) material changes in the business or operations, including a change of control. If the entire amount of any required principal and/or interest is not paid in full under the Note or Revolving Note within ten days after the same is due, a late fee of up to 5% of the required payment will be charged to PPC.

The effect of the Second Credit Facility Agreement, the Note, and the Revolving Note, is to (a) extend the payment term of the Original Note to February 1, 2015 and eliminate the $625,000 balloon payment originally due on July 1, 2013 under the Original Note, and (b) eliminate the “borrowing base” component of the Original Revolving Note.

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

Overview

Document Security Systems, Inc. (referred to herein  as “DSS” “Document Security Systems”, “Document Security,” “we,” “us,” “our” or  “Company”) develops, markets, manufactures and sells paper, plastic and packaging products, along with digital systems, designed to protect valuable information from unauthorized scanning, copying, and digital imaging.  We have developed security technologies that are applied during the normal printing process and by all printing methods including traditional offset, gravure, flexo, digital or via the internet on paper, plastic, or packaging.  Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries.  Our customers use our technologies where there is a need for enhanced security for protection and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

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

  Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology.  The Company had limited production capabilities.   In 2006, the Company began to expand its ability to be a provider of anti-counterfeiting products that utilize the Company’s anti-counterfeiting technologies.  In 2006, we acquired San Francisco-based Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, CA area.   P3’s primary focus is manufacturing long-life composite, laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and a patent-pending watermark technology. P3’s products are marketed through an extensive broker network that covers much of North America, Europe and South America and by manufacturing for various industry integrators.  In June 2011, P3 began doing business as DSS Plastics Group as part of the Company’s rebranding of its corporate marketing identity under the DSS name and logo.

In December 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, NY.  We formed a new subsidiary called Secuprint Inc. (a/k/a DPI Secuprint) (“DPI”) to incorporate this new company which significantly improved our ability to produce our security paper products as well as improving our competitiveness in the market for custom security printing, especially in the areas of vital records, secure coupons, transcripts, and prescription paper along with the ability to offer our customers a wider range of commercial printing offerings.  In June 2011, Secuprint began doing business as DSS Printing Group as part of the Company’s rebranding of its corporate marketing identity under the DSS name and logo.

In February 2010, we acquired Premier, a privately held packaging company located in the Rochester NY area.  Premier is an ISO 9001:2008 registered manufacturer of custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.   The Company has introduced anti-counterfeiting products to the packaging market that further expands the usage of its technologies.  The Company believes that the ability to deter and prevent counterfeiting of brand packaging will provide major benefits to companies around the globe who are affected by product counterfeiting.  In June 2011, Premier began doing business as DSS Packaging Group as part of the Company’s rebranding of its corporate marketing identity under the DSS name and logo.

In May 2011, we acquired ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester NY area.  ExtraDev provides data center centric solutions to businesses and governments.   The acquisition of ExtraDev is expected to enhance the Company’s digital security solutions capabilities, including the ability of the Company to offer its digital security products in a “cloud computing” format.  ExtraDev will be a part of the Company’s Digital Group.  ExtraDev had approximately $837,000 in revenue for the calendar year ended December 31, 2010.

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

Products and Services

Security and commercial printing: We market and sell to end-users  that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.  In addition, we provide a full range of digital and large offset commercial printing capabilities to our customers.

Plastic Cards and ID’s: We produce plastic printed documents at our manufacturing facility in Brisbane, California.  The Company produces secure and non-secure RFID cards, identification cards, integrated cards, event badges, loyalty cards and gift cards.

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

 The Company also sells an internet delivered technology called AuthentiGuard® – On Demand™ where information is hidden and then verified utilizing an inexpensive viewing glass.  This technology is currently being utilized by a Central American country for travel visas.

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

In addition, with the acquisition of ExtraDev in May 2011, the Company sells a wide array of IT services including remote hosted server and application services known as “cloud computing” along with disaster recovery, secure storage and custom programming services.

Technology Licensing: We license our AuthentiGuard ™ anti-counterfeiting technology and trade secrets to security printers through licensing arrangements.  We seek licensees that have a broad customer base that can benefit from our technologies or have unique and strategic capabilities that expand the capabilities that we can offer our potential customers. Licenses can be for a single technology or for a package of technologies and are typically priced as a percentage of sales or on a per item basis, subject to annual minimums.

Approximate Results of Operations for the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months ended June 30, 2010

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
Revenue
Printing	$789,000	$1,172,000	-33%	$1,511,000	$2,432,000	-38%
Packaging	1,183,000	1,330,000	-11%	2,220,000	2,071,000	7%
Plastic IDs and cards	637,000	656,000	-3%	1,330,000	1,258,000	6%
Licensing and digital solutions	266,000	168,000	58%	500,000	340,000	47%
Total Revenue	$2,875,000	$3,326,000	-14%	$5,561,000	$6,101,000	-9%

For the three months ended June 30, 2011, revenue was $2.9 million which was 14% lower than revenue for the three months ended June 30, 2010.   Printing declined 33% which was primarily the result of a 40% decline in sales at the Company’s commercial printing division driven by the loss of a large commercial print customer in the second half of 2010 along with a strategic reduction in the level of low profit margin commercial print that the Company has determined does not fit it long-term business model.    The Company’s packaging revenue declined 11% in the second quarter of 2011 as compared to the second quarter of 2010 due to the timing of orders from certain of the packaging division's largest customers, which the Company believes will be placed by these customers in the third and fourth quarters of 2011.   The Company’s plastics revenue declined 3% in the second quarter of 2011 as compared to the second quarter of 2010, but were within the expected range of sales for the plastic division.   The Company’s technology license and digital solutions sales reflect approximately $95,000 in sales from the Company’s acquisition of ExtraDev  on May 12, 2011.

For the six months ended June 30, 2011, revenue was $5.6 million which was 9% lower than revenue for the six months ended June 30, 2010.   Security and commercial printing declined 38% which was primarily the result of a 59% decline in sales at the Company’s commercial printing division, driven by the general decline in the Company’s commercial printing business that began in the second half of 2010 caused by the loss of a large direct mail customer along with a strategic reduction in the level of low profit margin commercial print that the Company has determined does not fit it long-term business model.    The Company’s packaging revenue increased 7% in the first half of 2011 as compared to the first half of 2010 due to the fact that the Company acquired its packaging division in February 2010.    The Company’s plastics revenue increased 6% in the first half of 2011 as compared to the first half of 2010 due to general strength in sales of higher priced cards such as RFID cards and secure driver’s licenses.    The Company’s technology licensing and digital solutions sales reflect approximately $95,000 in sales from the Company’s acquisition of ExtraDev on May 12, 2011 and a 22% increase in revenue from technology licenses during the first half of 2011 as compared to 2010.

Cost of Revenue and Gross Profit

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change

Costs of revenue
Printing	$754,000	$1,004,000	-25%	$1,384,000	$1,956,000	-29%
Packaging	920,000	1,058,000	-13%	1,638,000	1,617,000	1%
Plastic IDs and cards	375,000	386,000	-3%	777,000	798,000	-3%
Licensing and digital solutions	19,000	-	100%	19,000	5,000	280%
Total cost of revenue	2,068,000	2,448,000	-16%	3,818,000	4,376,000	-13%

Gross profit
Printing	35,000	168,000	-79%	127,000	476,000	-73%
Packaging	263,000	272,000	-3%	582,000	454,000	28%
Plastic IDs and cards	262,000	270,000	-3%	553,000	460,000	20%
Licensing and digital solutions	247,000	168,000	47%	481,000	335,000	44%
Total gross profit	$807,000	$878,000	-8%	$1,743,000	$1,725,000	1%

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
Gross profit percentage:	28%	26%	8%	31%	28%	11%

Costs of revenue decreased 16% in the second quarter of 2011 as compared to the second quarter of 2010 as a result of the decrease in revenue described above.     Gross profit decreased 8% to $807,000 in the second quarter of 2011 as compared to the second quarter of 2010.  The decrease in gross profit was primarily due to the decline in gross profit in the Company’s commercial and security printing sales of 79%.   The printing division had a minimal gross profit for the quarter ended June 30, 2011 as significant declines in commercial printing revenues caused fixed costs of sales to be a much larger percentage of cost of sales than the second quarter 2010 levels.  Packaging gross profits decreased 3% due to product mix while technology licensing and digital solutions gross profits increased 47% due to the addition of gross profits from the Company’s new acquisition, ExtraDev, which occurred in May 2011.

During the first half of 2011, gross profit increased 1%, as declines in gross profits from the security and commercial printing sales were more than offset by increases in gross profits from packaging, plastics and technology license royalties and digital solutions. Gross profits in security and commercial printing decrease 73% as significant declines in commercial printing revenues caused fixed costs of sales to be a much larger percentage of cost of sales than the first half of 2010 levels.  Gross profit increased for packaging and plastics sales as these division realized the benefits of higher sales prices due to product mix.  Technology license and digital solutions gross profits increased 44% due to the addition of gross profits from the Company’s acquisition of ExtraDev in May 2011.

Operating Expenses

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change

Operating Expenses
Sales, general and administrative compensation	$845,000	$859,000	-2%	$1,604,000	$1,691,000	-5%
Professional Fees	163,000	133,000	23%	364,000	345,000	6%
Sales and marketing	162,000	57,000	184%	286,000	126,000	127%
Research and development	74,000	67,000	10%	125,000	133,000	-6%
Rent and utilities	188,000	166,000	13%	354,000	308,000	15%
Other	231,000	163,000	42%	364,000	372,000	-2%
	1,663,000	1,445,000	15%	3,097,000	2,975,000	4%

Other Operating Expenses
Depreciation and software amortization	31,000	31,000	0%	63,000	62,000	2%
Stock based compensation	101,000	65,000	55%	202,000	205,000	-1%
Amortization of intangibles	62,000	184,000	-66%	134,000	430,000	-69%
	194,000	280,000	-31%	399,000	697,000	-43%

Total Operating Expenses	$1,857,000	$1,725,000	8%	$3,496,000	$3,672,000	-5%

Selling, General and Administrative

Sales, general and administrative compensation costs were 2% lower in the three months ending June, 30, 2011 as compared to the three months ended June 30, 2010 which reflect cost cuts made throughout 2010, primarily in the commercial print division and a one-time reversal of estimated payroll costs that reduced compensation costs by approximately $110,000 during the quarter ended June 30, 2011.   For the six months ended June 30, 2011, sales, general and administrative compensation costs decreased 5% for the same reasons stated above.

Professional fees in the second quarter of 2011 increased 23% primarily due to the payment of independent consulting fees relating to marketing efforts, and payment of  legal costs associated with the Company’s SEC registration statement filings and NYSE Amex compliance matters, along with fees incurred by the company for its annual meeting and annual report distribution which occurred during the second quarter of 2011.  Year to date through June 30, 2011, professional fees are consistent with 2010 levels.

Sales and marketing costs during the second quarter of 2011 increased 184% as compared to the second quarter of 2010, as the Company incurred one-time expenses of an aggregate of approximately $75,000 associated with the re-branding of its corporate identity and logo which the Company announced in June of 2011, including web development costs and marketing and sales collateral design and production costs.    In addition, the Company has incurred increased travel and entertainment costs associated with a larger direct sales force, increased costs associated with internet based advertising, and higher costs due to an increase in trade show presence.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally.   Research and development costs decreased due to a reduction in compensation cost.

Rent and utilities expenses have increased primarily as a result of the acquisition of ExtraDev, Inc. in May 2011.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses increased 43% in the second quarter of 2011 as compared to the second quarter of 2010 primarily due to increased software costs, office expenses and equipment maintenance expenses.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock based compensation in the second quarter of 2011 was approximately $101,000 as compared to a $65,000 recorded in the second quarter of 2010 as employee based options expense increased due to options issued to new employees and employees from the Company’s new subsidiary ExtraDev, which the Company acquired in May 2011.

Amortization of intangibles expense decreased 66% and 69% in the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010 due to the reduction in the Company’s net capitalized patent acquisition and defense costs asset.

Other Income and expenses

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change

Other income (expense):
Change in fair value of derivative liability	$-	$-	0%	$361,000	$-	100%
Interest expense	(59,000)	(84,000)	-30%	(109,000)	(150,000)	-27%
Amortizaton of note discount	-	(41,000)	-100%	-	(81,000)	-100%
Loss in equity investment	-	(20,000)	-100%	-	(72,000)	-100%
Other income	-	-	0%	-	143,000	-100%

Other income (expense), net	$(59,000)	$(145,000)	-59%	$252,000	$(160,000)	-258%

Change in fair value of derivative liability: In late 2010, the Company issued various financial instruments to an investor in connection with a stock purchase agreement which contained certain provisions that resulted in a derivative liability.   On February 18, 2011 the Company entered into certain amendments with the investor for the purpose of modifying the terms of the financial instruments that among other things eliminated the provisions of the warrants that had created the derivative liabilities.  As a result, the Company determined the fair value of the derivative liability as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability since December 31, 2010 of $360,922 in the statement of operations.

Other Income: In March 2010, the Company received notification that it was due approximately $143,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax year ended 2008 which the Company received in April 2010.

Net Loss and Loss Per Share

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
Net loss	$(1,112,000)	$(997,000)	12%	$(1,510,000)	$(2,117,000)	-29%

Net loss per share, basic and diluted	$(0.06)	$(0.06)	0%	$(0.08)	$(0.12)	-33%

Weighted average common shares outstanding, basic and diluted	19,420,780	17,769,726	9%	19,416,786	17,390,570	12%

During the second quarter of 2011, the Company had a net loss of $1,112,000, representing a 12% increase from the net loss of the second quarter of 2010.   The increase in net loss during the second quarter was primarily the result of the decrease in revenue and gross profit and, along with the increase in operating expenses, was partially offset by a reduction in other expenses.

For the first half of 2011, net loss decreased 29%, which primarily reflects the increase in gross profit and decrease in operating expenses, along with other income of $361,000 from the change in fair value of derivative liabilities that was recognized in the first half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	June 30, 2011		June 30, 2010		% change vs. 2010

Cash flows from:

Operating activities	$(1,892,000)		$(329,000)		-475%
Investing activities	33,000		(2,401,000)		101%
Financing activities	(715,000)		2,590,000		-128%
Working capital	1,126,000		(798,000)		241%
Current ratio	1.38	x	0.75	x	84%

Cash	$1,512,000		$309,000		389%
Funds Available from Open Credit Facilities	$730,000		$1,317,000		-45%
Debt (excluding unamortized debt discount) and Capitalized Leases	$3,014,000		$3,674,000		-18%

Operating Cash Flow – During the first six months of 2011, the Company used approximately $1,892,000 of cash for operations, a 475% increase from our use of cash for operations in 2010, which was primarily due to the Company’s operating losses along with a significant payment of the Company’s accounts payables and accrued expenses and an increase in inventory at the Company’s packaging division as the Company took advantage of opportunities to build inventories at lower prices which the Company expects to turnover in the second half of 2011.

Investing Cash Flow – During the first six months of 2011, the Company received a net inflow of cash from investing activities of $33,000 as the result of receiving approximately $62,000 of cash in conjunction with its stock acquisition of ExtraDev, Inc. on May 12, 2011, offset by investments of approximately $29,000 for machinery and patents.

Financing Cash Flows - In conjunction with the sale of equity in December of 2010, the Company accrued placement agent fees of $240,000, which we paid in January 2011.    In addition, during the six months ended June 30, 2011, the Company paid $150,000 in scheduled principal payments on its term loan, made net payments on its revolving line of credit of approximately $350,000, and paid down capital lease balances by approximately $55,000.

Working Capital and Long-Term Debt – The Company’s net working capital as of June 30, 2011 was $1,126,000, an approximately $1.9 million improvement over a negative net working capital of $798,000 of June 30, 2010.  In addition, the Company’s long-term debt has decreased approximately $660,000 since June 30, 2010.   Over the twelve month period from June 30, 2010 to June 30, 2011, the Company has used cash received from the sale of equity to reduce its current liabilities and long-term debt to improve its balance sheet.

Future Capital Needs - As of June 30, 2011, the Company had approximately $1,512,000 in cash and  up to $730,000 available under a revolving credit line and $397,000 under an equipment line at its packaging subsidiary.  The Company’s current working capital is $1.1 million, which the Company believes provides it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months, as the Company currently expects to experience significantly reduced operating cash requirements in the second half of 2011 due to the expected increase in sales at its packaging division that the Company has typically realized in the second half of the year.  The expected increase of sales will allow the Company to turn its inventory into sales and resulting cash receipts during the next three quarters.  Furthermore, the Company believes that as a result of the Company’s ability to reduce current liabilities during the first half of 2011, the Company will be able to maintain more of the cash generated by the increase in revenues the Company expects to experience in the second half of 2011.   However, if expected revenues in the second half of 2011 do not materialize and if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy. However, there is no guarantee we will be able to raise such funds if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2011, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2011:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. During most of the second fiscal quarter ending June 30, 2011,  we had one person on staff that performs nearly all aspects of our external financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the external financial statements.    This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission (“SEC”).  Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agree with appropriate supporting detail, calculations or other documentation.  These control deficiencies could potentially result in a material misstatement to our interim consolidated financial statements that may not be prevented or readily detected.   In June 2011, we hired a staff accountant to assist in the financial reporting process and to reduce the lack of segregation of duties issues.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process.    In June 2011, we hired a staff accountant to assist in the financial reporting process and to reduce the lack of segregation of duties weakness discussed above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our second  fiscal quarter ending June 30, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages  (the “ECB Litigation”). We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent.   On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent.    The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet  Agreement, and in consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet have agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. Trebuchet is also entitled to recoup any litigation expenses specifically awarded to the Company in such actions.

On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company paid the ECB costs for both court cases  ₤356,490.   On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  However, On July 6, 2010, the Company was notified that the German Court had reversed the ruling on appeal and the patent was deemed invalid in Germany.     The Court of First Instance in Luxembourg ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim.   On January 9, 2008 the French Court held that the Patent was invalid in France and on March 10, 2010, this decision was upheld on appeal.    On March 12, 2008 the Dutch Court  ruled that the Patent was valid in the Netherlands.  However, on December 21, 2010 the Dutch Court reversed the ruling on appeal and the patent was deemed invalid in the Netherlands.   On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium.  On November 17, 2009, the Austrian Court held that the Patent was invalid in Austria.  On March 24, 2010 the Spanish Court ruled that the Patent was valid.  The decision is being appealed by the ECB.

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval.  The Company paid a total of ₤356,490 to the ECB for the United Kingdom case.   Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions involved, except for approximately €156,000 for the Germany case and approximately  €175,000 for the Netherlands case, which are due as of June 30, 2011.   In July 2011, Trebuchet transferred funds to the Company for disbursement of these amounts.  In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourt in the amount of €93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue as soon as the assessed amount, if any, is reasonably estimable.

On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V and Koninklijke Joh. Enschede B.V.  Upon determination on December 21, 2010, that the patent was invalid in the Netherlands, the infringement case was terminated by Trebuchet.   Trebuchet will be responsible for costs reimbursement associated with the case, if any, when determined by the Dutch Court.

There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is subject, other than ordinary routine litigation incidental to the Company’s business

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - OTHER INFORMATION

None

ITEM 5 - EXHIBITS

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

DOCUMENT SECURITY SYSTEMS, INC.

August 15, 2011	By:	/s/ Patrick White
Patrick White Chief Executive Officer

August 15, 2011	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer