Form 10-K/A
period 2010-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2011-11-14
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No.1

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

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES
Table of Contents

PART II
EXPLANATORY NOTE
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIGNATURES

Explanatory Note

Document Security Systems, Inc (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Annual Report”), to restate the Consolidated Balance Sheet as of December 31, 2010, the Consolidated Statements of Operations for the year ended December 31, 2010, the Consolidated Statements of Cash Flows for the year ended December 31, 2010, and certain footnote disclosures thereto.

The Company identified an error in the Company’s accounting treatment relating to the deferred tax liability created as a result of an acquisition in the first quarter of 2010,   On February 12, 2010, the Company purchased all of the outstanding stock of Premier Packaging Corporation for $2,000,000 in cash and 735,437 shares of the Company’s common stock with a value of $2,566,675 plus the assumption of liabilities at February 12, 2010.  Among the various assets and liabilities acquired, the Company allocated $1,557,500 to machinery and equipment and $1,372,000 to other intangible assets.  The tax basis for the machinery and equipment and other intangible assets as of the date of acquisition was zero, resulting in a deferred tax liability of $1,141,040 as a result of the acquisition.  As part of the business combination accounting, the Company properly recorded the deferred tax liability that was caused by the acquisition but erroneously reduced a deferred tax asset valuation allowance.  The Company has determined that the deferred tax liability should have been included in the business combination accounting, resulting in an additional $1,141,040 of goodwill.  Also, the Company in a separate entry should have recorded a deferred tax benefit along with a reversal of the deferred tax asset valuation allowance.  As a result of this determination, the Company recorded an additional deferred tax benefit and additional goodwill in the amount of $1,141,040 as of the March 31, 2010 and subsequent periods.  The correction of this error had no impact on previously disclosed revenue, cost of sales, gross profit, operating expenses and other income and expense.

See Footnote 17 included in the accompanying financial statements for more information regarding the restatement.

The following sections have been amended from the Original Annual Report as a result of the restatement described above:

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Financial Statements

Pursuant to the rules of the SEC, Item 6 of Part II has also been amended to include the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31 and 32.

Except as set forth herein, the original filing of the quarterly report has not been amended. The original filing should be read in conjunction with this Amendment No. 1. To the extent not addressed herein or in the original filing, events occurring subsequent to the year ended December 31, 2010 have been or will be addressed in the Company’s filings with the SEC for subsequent periods.

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

Deferred Tax Benefit: The Company recognized a $1,141,040 deferred tax benefit. As a result of the acquisition of Premier Packaging a temporary difference between the book fair value and the tax basis for the equipment and other intangible assets acquired was created resulting in a deferred tax liability and additional goodwill. With the increase in deferred tax liability the Company reduced the deferred tax asset valuation account and recognized a deferred tax benefit.

Net loss and loss per share

	Year Ended December 31, 2010 (as Restated)	Year Ended December 31, 2009	% change
Net loss	$(3,463,000)	$(3,990,000)	(13)%

Net loss per share, basic and diluted	$(0.20)	$(0.27)	(26)%

Weighted average common shares outstanding, basic and diluted	17,755,141	14,700,453	21%

Net loss and loss per share -

During 2010, the Company experienced a net loss of $3.5 million, a 13% decrease from the net loss of 2009.  The decrease primarily reflects the impact of certain non-recurring items such as the deferred tax benefit of $1,141,000 recorded in 2010 offset by the non-recurring impairment asset charge of $377,000 recorded in 2010 and the non-recurring cost of $263,000 recorded in 2010 for accelerated note discount expense recorded by the Company as a result of the conversion of certain debt instruments and a significant increase in stock based compensation as compared to 2009. In addition, in 2009, the Company had significant non-recurring income associated with the receipt of tax credits.  Furthermore, in 2010, the Company acquired Premier Packaging, which increased the non-cash depreciation expense and amortization expense, as the result of the recognition of the fair value of equipment and intangible assets acquired, by approximately $299,000.

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

Investment Valuation and Deconsolidation

On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services whereby the Company sold the assets and liabilities of Legalstore, a division of the Company, in exchange for 7,500,000 shares of common stock of Internet Media Services.  The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold.   Management determined that the transaction did not qualify as a non-monetary exchange due to the exception noted in FASB ASC 845-10 (A transfer of assets to an entity in exchange for an equity interest in that entity).  Management determined that the transaction qualified as a derecoginition of a subsidiary under FASB ASC 810-10-40.  Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services or a 37% interest) and the carrying value of the assets and liabilities sold.  Given that the consideration received is not readily measurable because of the lack of activity in Internet Media Services shares prior to the transaction, the Company determined that the value of the “business transferred” is more readily measurable by determining the fair market value of the business transferred based on a discounted cash flow model.    The Company is recording the equity method investment at fair value.  Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary.  If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill.  Investors should not amortize goodwill associated with equity method investments after the date FASB ASC 350 is initially applied by the entity in its entirety.  The Company has determined that given the lack of activity in Internet Media Services shares prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill.  The Company is continuing to report the activity in operating loss and not breaking out and reporting it as discontinued operations because the operations and cash flows of the component have not been eliminated from the ongoing operations of the entity as a result of the equity method investment and because the Company has significant continuing involvement in the operations of Internet Media Services after the disposal transaction because of its ownership percentage and board representation.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2010 and 2009 follow beginning at page F-1.

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

As discussed in Note 17 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct an error in the accounting for the business combination.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 31, 2011, except for the effects of the restatement described in Note 17 to the consolidated financial statements, as to which the date is November 14, 2011.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

	2010	2009
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$4,086,574	$448,895
Accounts receivable, net of allowance
of $66,000 ($66,000- 2009)	2,227,877	1,143,939
Inventory	601,359	184,174
Prepaid expenses and other current assets	231,190	91,310
Total current assets	7,147,000	1,868,318

Equipment and leasehold improvements, net	2,543,494	1,286,226
Other assets	325,953	305,507
Goodwill	3,084,121	1,315,721
Other intangible assets, net	1,847,859	1,588,969
Investment	-	350,000
Total assets	$14,948,427	$6,714,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,828,138	$1,673,901
Accrued expenses and other current liabilities	1,312,363	934,595
Revolving line of credit	614,833	-
Current portion of long-term debt	300,000	-
Current portion of capital lease obligations	88,776	78,167
Total current liabilities	4,144,110	2,686,663

Revolving notes from related party	583,000	583,000
Long-term debt, net of unamortized discount of $0 in 2010 ($420,000 -2009)	1,578,242	954,616
Capital lease obligations	98,532	182,424
Deferred tax liability	89,779	70,830
Derivative liabilities	3,866,836	-
Commitments and contingencies (see Note 13)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized,
19,391,319 shares issued and outstanding (16,397,887 in 2009)	387,825	327,957
Additional paid-in capital	44,178,569	38,399,033
Accumulated other comprehensive loss	(25,834)	-
Accumulated deficit	(39,952,632)	(36,489,782)

Total stockholders' equity	4,587,928	2,237,208

Total liabilities and stockholders' equity	$14,948,427	$6,714,741

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2010	2009
	(Reatated)
Revenue
Security and commercial printing	$6,987,930	$8,773,131
Packaging	5,752,601	-
Technology license royalties and digital solutions	641,050	783,453
Legal products	-	355,107
Total Revenue	13,381,581	9,911,691

Costs of revenue
Security and commercial printing	5,303,952	6,063,479
Packaging	4,386,829	-
Technology license royalties and digital solutions	5,476	14,028
Legal products	-	178,892
Total costs of revenue	9,696,257	6,256,399

Gross profit	3,685,324	3,655,292

Operating expenses:
Selling, general and administrative	6,136,152	5,733,908
Research and development	265,360	291,538
Impairment of intangible assets	376,481	-
Amortization of intangibles	803,468	1,342,105

Operating expenses	7,581,461	7,367,551

Operating loss	(3,896,137)	(3,712,259)

Other income (expense):
Interest income	-	18,140
Loss on equity investment	(121,393)	-
Interest expense	(290,087)	(258,918)
Amortizaton of note discount	(420,385)	(250,102)
Gain on deconsolidation of Legalstore.com division	-	25,755
Litigation settlements	-	(115,101)
Registration rights penalties	-	(109,464)
Gain on foreign currency transactions	-	15,050
Other income	143,061	415,838

Loss before income taxes	(4,584,941)	(3,971,061)

Income tax (benefit) expense	(1,122,091)	18,952

Net loss	$(3,462,850)	$(3,990,013)

Other comprehensive loss:
Interest rate swap loss	(25,834)	-

Comprehensive Loss	$(3,488,684)	$(3,990,013)

Divedend per share	$0.01	$-

Net loss per share -basic and diluted:	$(0.20)	$(0.27)

Weighted average common shares outstanding, basic and diluted	17,755,141	14,700,453

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2010 (Restated)	2009
Cash flows from operating activities:
Net loss	$(3,462,850)	$(3,990,013)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	1,261,122	1,661,522
Stock based compensation	423,471	67,709
Stock based payments for legal settlements	-	115,101
Warrants issuable for registration rights penalty	-	109,464
Amortization of note discount	420,385	250,102
Gain on deconsolidation of division	-	(25,755)
Deferred tax benefit	(1,141,040)	-
Loss on equity investment	121,393	-
Intangible asset impairment	376,481	-
(Increase) decrease in assets:
Accounts receivable	200,339	109,108
Inventory	86,977	73,849
Prepaid expenses and other assets	(101,465)	(81,547)
Increase (decrease) in liabilities:
Accounts payable	(209,516)	276,070
Accrued expenses and other current liabilities	265,450	(160,711)
Net cash used by operating activities	(1,759,253)	(1,595,101)

Cash flows from investing activities:
Decrease in restricted cash	-	131,004
Purchase of equipment and leashold improvements	(157,422)	(62,522)
Purchase of other intangible assets	(269,729)	(176,083)
Acquisition of business	(2,000,000)	-
Net used by investing activities	(2,427,151)	(107,601)

Cash flows from financing activities:
Net borrowing on revolving note- related parties	-	300,000
Net borrowings on revolving line of credit	342,428	-
Payments on short-term debt	-	(900,000)
Borrowings on long-term debt	1,553,242	575,000
Payments of long-term debt	(250,000)	-
Borrowings on long-term convertible notes	-	800,000
Payments of capital lease obligations	(73,283)	(86,124)
Issuance of common stock, net	6,251,696	1,374,901
Net cash provided by financing activities	7,824,083	2,063,777

Net increase in cash and cash equivalents	3,637,679	361,075
Cash and cash equivalents beginning of year	448,895	87,820

Cash and cash equivalents end of year	$4,086,574	$448,895

See accompanying notes.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Subscriptions Receivable	Other Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2008	14,369,764	$287,395	$35,538,695	$(1,300,000)	$-	$(32,499,769)	$2,026,321

Issuance of common stock, net	1,010,000	20,200	1,354,702	-	-	-	1,374,902
Conversion of debt to equity	1,250,000	25,000	1,975,000	-	-	-	2,000,000
Discount on debt	-	-	72,126	-	-	-	72,126
Fair value of beneficial conversion features	-	-	350,871	-	-	-	350,871
Stock based payments, net of tax effect	93,123	1,862	401,139	-	-	-	403,001
Cancellation of subscribed shares	(325,000)	(6,500)	(1,293,500)	1,300,000	-	-	-
Net Loss				-	-	(3,990,013)	(3,990,013)

Balance, December 31, 2009	16,397,887	$327,957	$38,399,033	$-	$-	$(36,489,782)	$2,237,208

Issuance of common stock, net	1,729,129	34,583	5,977,113	-	-	-	6,011,696
Acquisition of Premier Packaging	735,437	14,709	2,551,966	-	-	-	2,566,675
Stock based payments, net of tax effect	50,000	1,000	555,476	-	-	-	556,476
Property dividend			(228,607)	-	-	-	(228,607)
Conversion of debt	478,866	9,576	790,424	-	-	-	800,000
Other comprehensive loss	-	-	-	-	(25,834)	-	(25,834)
Derivative liabilities	-	-	(3,866,836)	-	-	-	(3,866,836)
Net Loss (as Restated)	-	-	-	-	-	(3,462,850)	(3,462,850)

Balance, December 31, 2010 (as restated)	19,391,319	$387,825	$44,178,569	$-	$(25,834)	$(39,952,632)	$4,587,928

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

(1) Expiration of lease term

NOTE 5. - INTANGIBLE ASSETS (as Restated)

Goodwill - The Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach.   As of December 31, 2010, the Company had goodwill of approximately $3,084,000 ($1,316,000- December 31, 2009) attributable to the commercial and security printing segment ($1,316,000) and the packaging segment ($1,768,000) which was recorded in 2010 as a result of our acquisition of Premier Packaging (See Note 9).   In October 2009, we sold the assets and liabilities associated with Legalstore in exchange for common stock of  Internet Media Services.  The sale included goodwill with a net book value of approximately $81,000.

Other Intangible Assets - Other intangible assets are comprised of the following at December 31:

		2010			2009
	Useful Life	Gross Carrying A mount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,038,300	$815,177	$1,223,123	$666,300	$532,285	$134,015
Patent acquisition and defense costs	Varied	4,729,889	4,729,889	-	4,729,889	3,879,341	850,548
Patent application costs	Varied (1)	843,693	218,957	624,736	776,159	171,753	604,406
		$7,611,882	$5,764,023	$1,847,859	$6,172,348	$4,583,379	$1,588,969

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

NOTE 9.  –BUSINESS COMBINATIONS (as Restated)

On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock with a value of $2,566,675 at February 12, 2010.  In addition, the purchase price was subject to increase if the capital gains tax rate that was in effect as of February 12, 2010 is retroactively increased by legislation or otherwise whereas the seller’s tax on its gain increases, which did not occur.   In addition, the seller had registration rights for its shares to which the Company was subject to registration penalties of up to $5,000 per month after 120 days, which the sellers waived

The acquisition has been accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.  The Company incurred approximately $30,000 of acquisition related legal and professional fees that were expensed in the period in which they were incurred.   The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  Management determined that the fair value of the assets acquired and liabilities assumed was less than the purchase price resulting in the recording of goodwill.   Goodwill totaling approximately $1,768,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, which included $861,000 for customer relationships and $511,000 for non-compete agreement, and is due primarily to expected increased market penetration from future products in the secure packaging market s and synergies expected from combining packaging capabilities of Premier Packaging with the printing capabilities of the Company’s DPI division.   The Company recognized an approximate $1,141,000 deferred tax liability along with additional goodwill as a result of the acquisition, due to the temporary differences between the book fair value and the net tax basis relating to the equipment and other intangibles acquired.  The goodwill recorded with the transaction is not deductible for income taxes.

The Company engaged a valuation expert, The Financial Valuation Group, to assist management in determining the fair value of the assets acquired.  The allocation of the purchase price and the estimated useful lives associated with the acquired assets and liabilities is as follows:

Fair value of the consideration transferred	$4,566,675	Estimated Useful Lives

Fair value of assets acquired and liabilities assumed:

Cash	$5,290
Accounts receivable	1,284,227
Inventories	504,162
Machinery and equipment	1,557,500	3 to 7 years
Other intangible assets	1,372,000	5 to 10 years
Goodwill	1,768,400
Total Assets	$6,491,579

Liabilities assumed:
Accounts payable	$448,128
Revolving credit lines	277,645
Deferred tax liability	1,141,040
Accrued Liabilities	58,091
Total Liabilities	$1,924,904

Total prelimary purchase price	$4,566,675

Set forth below is the unaudited proforma revenue, operating loss, net loss and loss per share of the Company as if Premier Packaging had been acquired by the Company as of January 1, 2009.

	Year Ended December 31,

(unaudited)	2010	2009
	(As Restated)

Revenue	14,265,949	17,011,427
Operating Loss	(3,961,963)	(3,170,288)
Net Loss	(3,530,487)	(3,526,173)
Basic and diluted loss per share	(0.20)	(0.24)

Since the acquisition, Premier Packaging had sales of $5,753,000 and profit of $54,000.

NOTE 10. – OTHER INCOME

The Company received $143,000 during 2010 and $416,000 during 2009 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax years ended 2008, 2007, 2006, and 2005.

NOTE 11. - INCOME TAXES (As Restated)

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2010	2009
	(As Restated)
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(1,150,430)	(1,113,695)
State	(274,396)	(265,310)
Total deferred	(1,424,826)	(1,379,005)
Less increase in allowance	302,735	1,397,957
Net deferred	(1,122,091)	18,952
Total income tax provision (benefit)	$(1,122,091)	$18,952

Individual components of deferred taxes are as follows:

Deferred tax assets:	2010	2009
Net operating loss carry forwards	$11,909,891	$10,330,310
Equity issued for services	801,204	1,006,186
Other	138,291	425,619
Total	12,849,386	11,762,115
Less valuation allowance	(11,903,718)	(11,600,983)
Gross deferred tax assets	$945,668	$161,132

Deferred tax liabilities:
Goodwill	$87,452	$69,665
Depreciation and amortization	947,995	162,297
Gross deferred tax liabilities	$1,035,447	$231,962

Net deferred tax liabilities	$(89,779)	$(70,830)

During 2010, the Company acquired the stock of Premier Packaging.  As part of the business combination, various intangible assets and equipment with fair market values of $1, 372,000 and $1,557,500, respectively, were recorded along with  a deferred tax liability of approximately $1,141,000, since none of the values assigned to the equipment and other intangible assets, in excess of their tax values at the data of the acquisition, will be deductible for income tax purposes.

The Company has approximately $32,114,000 in net operating loss carryforwards (“NOL’s”) available to reduce future taxable income, of which approximately $1,412,000 is subject to change of control limitations that generally restricts the utilization of the NOL per year and $1,855,000 of the NOL will be allocated to contributed capital when subsequently realized.  Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOL’s before they expire, the Company has recorded a valuation allowance accordingly.  The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized.  As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets was approximately $1,019,000. These carryforwards expire at various dates from 2022 through 2030.   In addition, a portion of the valuation allowance amounting to approximately $318,000 will be recorded as a reduction to additional paid in capital in the event that it is determined that a valuation allowance is no longer considered necessary.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2010	2009

Statutory United States federal rate	34%	34%
State income taxes net of federal benefit	4.0	4.4
Permanent differences	(6.5)	(3.8)
Change in valuation reserves	(7.1)	(35.1)

Effective tax rate	24.4%	(0.5)%

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

NOTE 15. - SEGMENT INFORMATION (as Restated)

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

Approximate information concerning the Company’s operations by reportable segment as of and for the years ended December 31, 2010 and 2009 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2010 (as Restated)	Legal Supplies	Security and Commercial Printing	Packaging Division	Corporate	Total

Revenues from external customers	$-	$7,629,000	$5,753,000	$-	$13,382,000
Interest Expense and amortization of note discount	-	34,000	78,000	598,000	710,000
Stock based payments	-	-	-	115,000	115,000
Impairment of patent acquisition costs and other intangible assets	-	377,000	-	-	377,000
Depreciation and amortization	-	955,000	299,000	7,000	1,261,000
Net (loss) profit	-	(2,633,000)	54,000	(884,000)	(3,463,000)
Capital Expenditures	-	59,000	98,000	-	157,000
Identifiable assets	-	4,357,000	6,465,000	4,126,000	14,948,000
Revenues from transactions with other operating segments of the Company.	-	326,000	110,000	-	436,000
Other income, net	-	-	-	143,000	143,000
Loss on equity investment	-	-	-	(121,000)	(121,000)
Income tax expense (benefit)	-	-	-	(1,122,000)	(1,122,000)
Stock based compensation	-	224,000	18,000	181,000	423,000

2009

Revenues from external customers	$355,000	$9,556,000	$-	$-	$9,911,000
Interest Expense and amortization of note discount	-	363,000	-	146,000	509,000
Stock based payments	-	-	-	292,000	292,000
Depreciation and amortization	16,000	1,644,000	-	2,000	1,662,000
Net (loss) profit	40,000	(2,353,000)	-	(1,400,000)	(3,713,000)
Capital Expenditures	-	302,000	-	-	302,000
Identifiable assets	-	6,276,000	-	439,000	6,715,000
Other income, net	-	-	-	232,000	232,000
Income tax expense (benefit)	-	-	-	19,000	19,000
Stock based compensation	-	73,000	-	(5,000)	68,000

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

NOTE 17. – RESTATEMENT

The Company has restated the 2010 consolidated financial statements.

The Company identified an error in the Company’s accounting treatment relating to the deferred tax liability created as a result of an acquisition in the first quarter of 2010,   On February 12, 2010, the Company purchased all of the outstanding stock of Premier Packaging Corporation for $2,000,000 in cash and 735,437 shares of the Company’s common stock with a value of $2,566,675 plus the assumption of liabilities at February 12, 2010.  Among the various assets and liabilities acquired, the Company allocated $1,557,500 to machinery and equipment and $1,372,000 to other intangible assets.  The tax basis for the machinery and equipment and other intangible assets as of the date of acquisition was zero, resulting in a deferred tax liability of $1,141,040 as a result of the acquisition.  As part of the business combination accounting, the Company properly recorded the deferred tax liability that was caused by the acquisition but erroneously reduced a deferred tax asset valuation allowance.  The Company has determined that the deferred tax liability should have been included in the business combination accounting, resulting in an additional $1,141,040 of goodwill.  Also, the Company in a separate entry should have recorded a deferred tax benefit along with a reversal of the deferred tax asset valuation allowance.  As a result of this determination, the Company recorded an additional deferred tax benefit and additional goodwill in the amount of $1,141,040 as of the March 31, 2010 and subsequent periods.  The correction of this error had no impact on previously disclosed revenue, cost of sales, gross profit, operating expenses and other income and expense.

The results of the above are summarized in the tables below.

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Balance Sheet as of December 31, 2010

	As Originally Reported	As Adjusted	Effect of Change

Current assets	$7,147,000	$7,147,000	$-
Goodwill	$1,943,081	$3,084,121	$1,141,040
Total assets	$13,807,387	$14,948,427	$1,141,040
Total current liabilities	$4,144,110	$4,144,110	$-
Total liabilities	$10,360,499	$10,360,499	$-
Accumulated deficit	$(41,093,672)	$(39,952,632)	$1,141,040
Total stockholders' equity	$3,446,888	$4,587,928	$1,141,040
Total liabilities and stockholders' equity	$13,807,387	$14,948,427	$1,141,040

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Operations for the year ended December 30, 2010

	Originally Reported	As Adjusted	Effect of Change

Revenue	$13,381,581	$13,381,581	$-
Cost of revenue	$9,696,257	$9,696,257	$-
Gross profit	$3,685,324	$3,685,324	$-
Operating expense	$7,581,461	$7,581,461	$-
Operating loss	$(3,896,137)	$(3,896,137)	$-
Other expense	$(688,804)	$(688,804)	$-
Loss before income taxes	$(4,584,941)	$(4,584,941)	$-
Income tax expense (benefit)	$18,949	$(1,122,091)	$(1,141,040)
Net Loss	$(4,603,890)	$(3,462,850)	$1,141,040
Comprehensive loss	$(4,629,724)	$3,488,684)	$1,141,040
Net Loss per share -basic and diluted	$(0.26)	$(0.20)	$0.06

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Cash Flows for the year ended December 30, 2010

	Originally Reported	As Adjusted	Effect of Change

Net Loss	$(4,603,890)	$(3,462,850)	$1,141,040
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred tax benefit	$-	$1,141,040	$1,141,040
Net cash used by operating activities	$(1,759,253)	$(1,759,253)	$-
Net cash used by investing activities	$(2,427,151)	$(2,427,151)	$-
Net cash provided by financing activities	$7,824,083	$7,824,083	$-
Net decrease in cash	$3,637,679	$3,637,679	$-

In addition to the financial statement restatements above, the Company also restated Notes 5, 9, 11 and 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2011	By:	/s/ Patrick White
Patrick White Chief Executive Officer (Principal Executive Officer)

              Pursuant to the requirements of   the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2011	By:	/s/ Robert Fagenson
Robert Fagenson Director

November 14, 2011	By:	/s/ Patrick White
Patrick White Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2011	By:	/s/ David Wicker
David Wicker Vice President and Director

November 14, 2011	By:	/s/ Timothy Ashman
Timothy Ashman Director

November 14, 2011	By:	/s/ Alan E. Harrison
Alan E. Harrison Director

November 14, 2011	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

November 14, 2011	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

November 14, 2011	By:	/s/ Robert Bzdick
Robert Bzdick Chief Operating Officer and Director (Principal Financial Officer)