Form 10-Q/A
period 2011-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2011-11-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
As of May 13, 2011, there were 19,465,780 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC. FORM 10-Q TABLE OF CONTENTS

Explanatory Note
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	3
	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Explanatory Note

Document Security Systems, Inc (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Quarterly Report”), to restate the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010, the Consolidated Statements of Operations for the three month period ended March 31, 2010, the Consolidated Statements of Cash Flows for the three month period ended March 31, 2010, and certain footnote disclosures thereto.

The Company identified an error in the Company’s accounting treatment relating to the deferred tax liability created as a result of an acquisition in the first quarter of 2010,   On February 12, 2010, the Company purchased all of the outstanding stock of Premier Packaging Corporation for $2,000,000 in cash and 735,437 shares of the Company’s common stock with a value of $2,566,675 plus the assumption of liabilities at February 12, 2010.  Among the various assets and liabilities acquired, the Company allocated $1,557,500 to machinery and equipment and $1,372,000 to other intangible assets.  The tax basis for the machinery and equipment and other intangible assets as of the date of acquisition was zero, resulting in a deferred tax liability of $1,141,040 as a result of the acquisition.  As part of the business combination accounting, the Company properly recorded the deferred tax liability that was caused by the acquisition, but erroneously reduced a deferred tax asset valuation allowance.  The Company has determined that the deferred tax liability should have been included in the business combination accounting, resulting in an additional $1,141,040 of goodwill.  Also, the Company in a separate entry should have recorded a deferred tax benefit along with a reversal of the deferred tax asset valuation allowance.  As a result of this determination, the Company recorded an additional deferred tax benefit and additional goodwill in the amount of $1,141,040 as of the March 31, 2010 and subsequent periods.  The correction of this error had no impact on previously disclosed revenue, cost of sales, gross profit, operating expenses and other income and expense.    Additionally, this error had no impact on net loss for the interim period ended March 31, 2011.

See footnote 10 included in the accompanying financial statements for more information regarding the restatement.

Except as set forth herein, the original filing of the quarterly report has not been amended. The original filing should be read in conjunction with this Amendment No. 1. To the extent not addressed herein or in the original filing, events occurring subsequent to the quarter ended March 31, 2011, have been or will be addressed in the Company’s filings with the SEC for subsequent periods.

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the rules of the SEC, Item 6 of Part II has also been amended to include the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31 and 32.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)	(Restated)
Current assets:	(Restated)
Cash	$2,720,922	$4,086,574
Accounts receivable, net of allowance of $66,000 ($66,000- 2010)	1,533,951	2,227,877
Inventory, net	1,114,096	601,359
Prepaid expenses and other current assets	280,994	231,190

Total current assets	5,649,963	7,147,000

Equipment and leasehold improvements, net	2,439,089	2,543,494
Other assets	325,953	325,953
Goodwill	3,084,121	3,084,121
Other intangible assets, net	1,784,963	1,847,859

Total assets	$13,284,089	$14,948,427
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,325,250	$1,828,138
Accrued expenses and other current liabilities	1,053,822	1,312,363
Revolving line of credit	367,845	614,833
Current portion of long-term debt	300,000	300,000
Revolving note from related party	583,000	-
Current portion of capital lease obligations	91,650	88,776

Total current liabilities	3,721,567	4,144,110

Revolving note from related party	-	583,000
Long-term debt	1,503,242	1,578,242
Capital lease obligations	67,678	98,532
Deferred tax liability	94,516	89,779
Derivative liabilities	-	3,866,836
Commitments and contingencies (see Note 6)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 19,423,345 shares issued and outstanding (19,391,319 in 2010)	388,466	387,825
Additional paid-in capital	47,881,227	44,178,569
Accumulated other comprehensive loss	(22,156)	(25,834)
Accumulated deficit	(40,350,451)	(39,952,632)

Total stockholders' equity	7,897,086	4,587,928

Total liabilities and stockholders' equity	$13,284,089	$14,948,427

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2011	2010
Revenue		(Restated)
Security and commercial printing	$1,414,743	$1,858,775
Packaging	1,036,402	740,625
Technology license royalties and digital solutions	234,096	175,330
Total Revenue	2,685,241	2,774,730

Costs of revenue
Security and commercial printing	1,032,492	1,364,122
Packaging	718,287	559,109
Technology license royalties and digital solutions	-	5,476
Total costs of revenue	1,750,779	1,928,707

Gross profit	934,462	846,023

Operating expenses:
Selling, general and administrative	1,515,254	1,635,481
Research and development	51,293	65,667
Amortization of intangibles	71,964	246,399
Operating expenses	1,638,511	1,947,547

Operating loss	(704,049)	(1,101,524)

Other income (expense):
Change in fair value of derivative liability	360,922	-
Interest expense	(49,955)	(65,103)
Loss on equity investment	-	(51,679)
Amortizaton of note discount	-	(40,732)
Other income	-	143,063
Loss before income taxes	(393,082)	(1,115,975)

Income tax expense (benefit)	4,737	(1,136,302)

Net (loss) income	$(397,819)	$20,327

Other comprehensive income (loss):
Interest rate swap income (loss)	3,678	(16,275)

Comprehensive (Loss) income	$(394,141)	$4,052

Net (loss) income per share
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Weighted average common shares outstanding
Basic	19,413,232	17,094,916
Diluted	19,413,232	17,371,979

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:		(Restated)
Net (loss) income	$(397,819)	$20,327
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	180,878	331,643
Stock based compensation	100,875	140,127
Amortization of note discount	-	40,732
Loss on equity investment	-	51,679
Deferred tax benefit	-	(1,141,040)
Change in fair value of derivative liability	(360,922)	-
(Increase) decrease in assets:
Accounts receivable	693,926	453,567
Inventory	(512,737)	49,491
Prepaid expenses and other assets	(87,979)	(162,218)
Increase (decrease) in liabilities:
Accounts payable	(502,888)	(547,230)
Accrued expenses and other current liabilities	(10,126)	314,333
Net cash used by operating activities	(896,792)	(448,589)

Cash flows from investing activities:
Purchase of equipment and leashold improvements	(4,509)	(40,000)
Purchase of other intangible assets	(9,068)	(80,736)
Acquisition of business	-	(2,000,000)
Net cash used by investing activities	(13,577)	(2,120,736)

Cash flows from financing activities:
Net (payments) borrowings on revolving line of credit	(246,988)	73,573
Borrowings on long-term debt	-	1,500,000
Payments of long-term debt	(75,000)	(25,000)
Payments of capital lease obligations	(27,980)	(21,760)
Issuance of common stock, net of issuance costs	(105,315)	839,905
Net cash (used) provided by financing activities	(455,283)	2,366,718

Net decrease in cash	(1,365,652)	(202,607)
Cash beginning of period	4,086,574	448,895
Cash end of period	$2,720,922	$246,288

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

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc.’s (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2010.

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

Earnings Per Common Share (As restated) - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the three months ended March 31, 2011, there were up to 2,621,705, (1,915,898 - March 31, 2010) of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods. This amount includes the warrants issued to Fletcher International, Ltd. (“Fletcher”) on December 31, 2010 (as amended on February18, 2011 and March 14, 2011). These amounts do not include potentially issuable shares under Fletcher’s Later Investment rights which provide Fletcher the right to acquire up to 756,287 shares of the Company’s common stock at a price per share of $5.38 any time prior to July 2, 2011. For each share purchased by Fletcher pursuant to the Later Investment, Fletcher would receive a warrant to purchase an additional share of the Company’s commons stock at $5.38 for up to nine years.   If Fletcher exercises all of its Later Investment Rights, then warrants to purchase an additional 756,287 shares of the Company’s common stock would be issued. From April 1, 2011 to May 16, 2011, the Company granted a total of 160,000 shares of common stock and options in accordance with employment agreements entered into in conjunction with an acquisition (See Note 9), and granted 55,000 options at an exercise price of $4.50 to various employees.

The following summarizes the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Basic:

Net (loss) income	$(394,141)	$20,327

Weighted average common shares, basic	19,413,232	17,094,916

Basic net (loss) income per share	$(0.02)	$0.00

Diluted:

Net (loss) income	$(394,141)	$20,327

Weighted average common shares, basic	19,413,232	17,094,916

Basic net (loss) income per share	$(0.02)	$0.00

Options to purchase common stock	-	37,699

Warrants to purchase common stock	-	154,364

Nonvested shares of restricted stock	-	85,000

Weighted average common shares, diluted	19,413,232	17,371,979

Diluted net (loss) income per share	$(0.02)	$0.00

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Options to purchase common stock	695,500	876,000

Warrants to purchase common stock	1,881,205	561,032

Nonvested shares of restricted stock	45,000	-

Shares underlying convertible debt	-	478,866

	2,621,705	1,915,898

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2011 and 2010 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

2011	Security and Commercial Printing	Packaging Division	Corporate	Total
Revenues from external customers	$1,649,000	$1,036,000	$-	$2,685,000
Depreciation and amortization	94,000	86,000	1,000	181,000
Net loss	(261,000)	(72,000)	(65,000)	(398,000)
Identifiable assets (as Restated)	4,409,000	6,091,000	2,784,000	13,284,000

2010
Revenues from external customers	$2,034,000	$741,000	$-	$2,775,000
Depreciation and amortization	304,000	27,000	1,000	332,000
Net (loss) profit (as Restated)	(734,000)	17,000	737,000	20,000
Identifiable assets (as Restated)	6,088,000	5,999,000	244,000	12,331,000

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

10.     Restatement

The Company identified an error in the Company’s accounting treatment relating to the deferred tax liability created as a result of an acquisition in the first quarter of 2010,   On February 12, 2010, the Company purchased all of the outstanding stock of Premier Packaging Corporation for $2,000,000 in cash and 735,437 shares of the Company’s common stock with a value of $2,566,675 plus the assumption of liabilities at February 12, 2010.  Among the various assets and liabilities acquired, the Company allocated $1,557,500 to machinery and equipment and $1,372,000 to other intangible assets.  The tax basis for the machinery and equipment and other intangible assets as of the date of acquisition was zero, resulting in a deferred tax liability of $1,141,040 as a result of the acquisition.  As part of the business combination accounting, the Company properly recorded the deferred tax liability that was caused by the acquisition, but erroneously reduced a deferred tax asset valuation allowance.  The Company has determined that the deferred tax liability should have been included in the business combination accounting, resulting in an additional $1,141,040 of goodwill.  Also, the Company in a separate entry should have recorded a deferred tax benefit along with a reversal of the deferred tax asset valuation allowance.  As a result of this determination, the Company recorded an additional deferred tax benefit and additional goodwill in the amount of $1,141,040 as of the March 31, 2010 and subsequent periods.  The correction of this error had no impact on previously disclosed revenue, cost of sales, gross profit, operating expenses and other income and expense.    Additionally, this error had no impact on net loss for the interim periods ended March 31, 2011.

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Balance Sheet as of December 31, 2010:

	As Originally Reported	As Adjusted	Effect of Change

Current assets	$7,147,000	$7,147,000	$-
Goodwill	$1,943,081	$3,084,121	$1,141,040
Total assets	$13,807,387	$14,948,427	$1,141,040
Total current liabilities	$4,144,110	$4,144,110	$-
Total liabilities	$10,360,499	$10,360,499	$-
Accumulated deficit	$(41,093,672)	$(39,952,632)	$1,141,040
Total stockholders' equity	$3,446,888	$4,587,928	$1,141,040
Total liabilities and stockholders' equity	$13,807,387	$14,948,427	$1,141,040

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Balance Sheet as of March 31, 2011:

	As Originally Reported	As Adjusted	Effect of Change

Current assets	$5,649,963	$5,649,963	$-
Goodwill	$1,943,081	$3,084,121	$1,141,040
Total assets	$12,143,049	$13,284,089	$1,141,040
Total current liabilities	$3,721,567	$3,721,567	$-
Total liabilities	$5,387,003	$5,387,003	$-
Accumulated deficit	$(41,491,491)	$(40,350,451)	$1,141,040
Total stockholders' equity	$6,756,046	$7,897,086	$1,141,040
Total liabilities and stockholders' equity	$12,143,049	$13,284,089	$1,141,040

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2010:

	Originally Reported	As Adjusted	Effect of Change

Revenue	$2,774,730	$2,774,730	$-
Cost of revenue	$1,928,707	$1,928,707	$-
Gross profit	$846,023	$846,023	$-
Operating expense	$1,947,547	$1,947,547	$-
Operating loss	$(1,101,524)	$(1,101,524)	$-
Other expense	$(14,451)	$(14,451)	$-
Loss before income taxes	$(1,115,975)	$(1,115,975)	$-
Income tax expense (benefit)	$4,738	$(1,136,302)	$(1,141,040)
Net (loss) income	$(1,120,713)	$20,327	$1,141,040
Comprehensive (loss) income	$(1,136,988)	$4,052	$1,141,040
Net (loss) income per share -basic and diluted	$(0.07)	$0.00	$0.07

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010:

	Originally Reported	As Adjusted	Effect of Change

Net (loss) income	$(1,120,713)	$20,327	$1,141,040
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Deferred tax benefit	$-	$1,141,040	$1,141,040
Net cash used by operating activities	$(448,589)	$(448,589)	$-
Net cash used by investing activities	$(2,120,736)	$(2,120,736)	$-
Net cash provided by financing activities	$2,366,718	$2,366,718	$-
Net decrease in cash	$(202,607)	$(202,607)	$-

In addition to the financial statement restatements above, the Company also restated Notes 1 and 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010, and as follows:

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

Approximate Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months ended March 31, 2010

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

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

Deferred Tax Benefit

In the first quarter of 2010, the Company recognized a $1,141,040 deferred tax benefit.  As a result of the acquisition of Premeir Packaging, a temporary difference between the book fair value and the tax basis for the equipment and other intangible assets acquired was created resulting in a deferred tax liablility and additional goodwill. As a result of the additional deferred tax liability the Company reduced the deferred tax valuation account and recognized a deferred tax benefit.

Net (Loss) income and income (Loss) Per Share

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010 (as Restated)	% change
Net (loss) income	$(398,000)	$20,000	(2,094)%
Net (loss) income per share, basic and diluted	$(0.02)	$0.00

During the first quarter of 2011, the Company had a net loss of $398,000, a 2,094% decrease from the net income of the first quarter of 2010 of $20,000.  The significant change to a net loss during the 2011 quarter was primarily the result of the $1,141,000 deferred tax benefit recognized by the Comapny during the first quarter of 2010 that did not recur in 2011, offset by the 51% decrease in other operating expenses and the increase in other income due to other income of $360,000 from the change in fair value of derivative liabilities.

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

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2011	By:	/s/ Patrick White
Patrick White
Chief Executive Officer

November 14, 2011	By:	/s/ Philip Jones
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