Form 10-Q/A
period 2011-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2011-11-14
CIK 771999

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q

TABLE OF CONTENTS

	Explanatory Note
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5
	Notes to Interim Consolidated Financial Statements (Unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

EXPLANATORY NOTE

Document Security Systems, Inc (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Quarterly Report”), to restate the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, the Consolidated Statements of Operations for the six month period ended June 30, 2010, the Consolidated Statements of Cash Flows for the six month period ended June 30, 2010, and certain footnote disclosures thereto.

The Company identified an error in the Company’s accounting treatment relating to the deferred tax liability created as a result of an acquisition in the first quarter of 2010,   On February 12, 2010, the Company purchased all of the outstanding stock of Premier Packaging Corporation for $2,000,000 in cash and 735,437 shares of the Company’s common stock with a value of $2,566,675 plus the assumption of liabilities at February 12, 2010.  Among the various assets and liabilities acquired, the Company allocated $1,557,500 to machinery and equipment and $1,372,000 to other intangible assets.  The tax basis for the machinery and equipment and other intangible assets as of the date of acquisition was zero, resulting in a deferred tax liability of $1,141,040 as a result of the acquisition.  As part of the business combination accounting, the Company properly recorded the deferred tax liability that was caused by the acquisition, but erroneously reduced a deferred tax asset valuation allowance.  The Company has determined that the deferred tax liability should have been included in the business combination accounting, resulting in an additional $1,141,040 of goodwill.  Also, the Company in a separate entry should have recorded a deferred tax benefit along with a reversal of the deferred tax asset valuation allowance.  As a result of this determination, the Company recorded an additional deferred tax benefit and additional goodwill in the amount of $1,141,040 as of the March 31, 2010 and subsequent periods.  The correction of this error had no impact on previously disclosed revenue, cost of sales, gross profit, operating expenses and other income and expense.    Additionally, this error had no impact on net loss for the interim periods ended June 30, 2011 and March 31, 2011.

See footnote 11 included in the accompanying financial statements for more information regarding the restatement.

Except as set forth herein, the original filing of the quarterly report has not been amended. The original filing should be read in conjunction with this Amendment No. 1. To the extent not addressed herein or in the original filing, events occurring subsequent to the quarter ended June 30, 2011, have been or will be addressed in the Company’s filings with the SEC for subsequent periods.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.
Consolidated Balance Sheets
As of

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS	(Restated)	(Restated)

Current assets:
Cash	$1,512,161	$4,086,574
Accounts receivable, net of allowance of $66,000 ($66,000- 2010)	1,523,261	2,227,877
Inventory	916,690	601,359
Prepaid expenses and other current assets	140,784	231,190
Total current assets	4,092,896	7,147,000

Equipment and leasehold improvements, net	2,415,495	2,543,494
Other assets	315,299	325,953
Goodwill	3,153,668	3,084,121
Other intangible assets, net	2,146,074	1,847,859

Total assets	$12,123,432	$14,948,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,286,391	$1,828,138
Accrued expenses and other current liabilities	657,029	1,312,363
Revolving lines of credit	504,081	614,833
Current portion of long-term debt	424,432	300,000
Current portion of capital lease obligations	94,618	88,776
Total current liabilities	2,966,551	4,144,110

Revolving note from related party	-	583,000
Long-term debt	1,953,810	1,578,242
Capital lease obligations	37,486	98,532
Deferred tax liability	99,253	89,779
Derivative liabilities	-	3,866,836
Commitments and contingencies (see Note 7)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 19,420,780 shares issued and outstanding (19,391,319 in 2010)	388,415	387,825
Additional paid-in capital	48,163,003	44,178,569
Accumulated other comprehensive loss	(22,156)	(25,834)
Accumulated deficit	(41,462,930)	(39,952,632)
Total stockholders' equity	7,066,332	4,587,928
Total liabilities and stockholders' equity	$12,123,432	$14,948,427

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Revenue				(Restated)
Printing	$789,232	$1,172,102	$1,510,996	$2,432,184
Packaging	1,183,249	1,329,955	2,219,651	2,070,580
Plastic IDs and cards	636,727	655,899	1,329,706	1,257,593
Licensing and digital solutions	266,319	167,516	500,415	339,845

Total Revenue	2,875,527	3,325,472	5,560,768	6,100,202

Costs of revenue
Printing	754,032	1,003,954	1,384,095	1,955,934
Packaging	919,681	1,058,072	1,637,968	1,617,181
Plastic IDs and cards	374,718	385,510	777,147	797,652
Licensing and digital solutions	19,099	-	19,099	5,476

Total costs of revenue	2,067,530	2,447,536	3,818,309	4,376,243

Gross profit	807,997	877,936	1,742,459	1,723,959

Operating expenses:
Selling, general and administrative	1,720,621	1,474,113	3,235,875	3,109,564
Research and development	73,818	66,688	125,111	132,355
Amortization of intangibles	62,076	183,801	134,040	430,200

Operating expenses	1,856,515	1,724,602	3,495,026	3,672,119

Operating loss	(1,048,518)	(846,666)	(1,752,567)	(1,948,160)

Other income (expense):
Change in fair value of derivative liability	-	-	360,922	-
Interest expense	(59,225)	(84,407)	(109,179)	(149,510)
Loss on equity investment	-	(20,000)	-	(71,679)
Amortizaton of note discount	-	(40,732)	-	(81,464)
Other income	-	-	-	143,063

Loss before income taxes	(1,107,743)	(991,805)	(1,500,824)	(2,107,750)

Income tax expense (benefit)	4,737	4,737	9,474	(1,131,565)

Net loss	$(1,112,480)	$(996,542)	$(1,510,298)	$(976,185)

Other comprehensive income (loss):
Interest rate swap income (loss)	-	(9,559)	3,678	(25,834)

Comprehensive Loss	$(1,112,480)	$(1,006,101)	$(1,506,620)	$(1,002,019)

Net loss per share -basic and diluted:	$(0.06)	$(0.06)	$(0.08)	$(0.06)

Weighted average common shares outstanding, basic and diluted	19,420,780	17,769,726	19,416,786	17,390,570

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2011	2010
		(Restated)
Cash flows from operating activities:
Net loss	$(1,510,298)	$(976,185)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	351,548	641,548
Stock based compensation	201,543	204,961
Amortization of note discount	-	81,464
Loss on equity investment	-	71,679
Deferred tax benefit	-	(1,141,040)
Change in fair value of derivative liability	(360,922)	-
(Increase) decrease in assets:
Accounts receivable	773,970	889,660
Inventory	(315,331)	201,010
Prepaid expenses and other assets	34,760	(17,923)
Increase (decrease) in liabilities:
Accounts payable	(610,130)	(424,409)
Accrued expenses and other current liabilities	(457,137)	140,594
Net cash used by operating activities	(1,891,997)	(328,641)

Cash flows from investing activities:
Purchase of equipment and leashold improvements	(4,509)	(85,400)
Purchase of other intangible assets	(24,472)	(43,137)
Acquisition of business	61,995	(2,272,405)
Net cash provided (used) by investing activities	33,014	(2,400,942)

Cash flows from financing activities:
Net borrowings on related party revolving line of credit	-	100,000
Net payments on revolving line of credit	(349,911)	-
Borrowings on long-term debt	-	1,500,000
Payments of long-term debt	(150,000)	(100,000)
Payments of capital lease obligations	(55,204)	(44,344)
Issuance of common stock, net of issuance costs	(160,315)	1,134,005

Net cash (used) provided by financing activities	(715,430)	2,589,661

Net decrease in cash	(2,574,413)	(139,922)
Cash beginning of period	4,086,574	448,895

Cash end of period	$1,512,161	$308,973

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

6.     Business Combination (as restated)

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

The preliminary allocation of the purchase price and the fair values of the assets acquired and their associated useful lives and liabilities assumed were estimated by management as follows:

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
				As restated
Revenue	$2,958,689	$3,530,178	$6,007,105	$6,545,657
Net Loss	(1,150,000)	(981,052)	(1,471,480)	(932,650)
Basic and diluted loss per share	(0.06)	(0.06)	(0.08)	(0.05)

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2011 and 2010 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three months ended June 30, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$960,000	$637,000	1,183,000	96,000	$-	$2,876,000
Depreciation and amortization	35,000	44,000	86,000	5,000	1,000	171,000
Net loss	(576,000)	(6,000)	(99,000)	(23,000)	(408,000)	(1,112,000)

Three months ended June 30, 2010
Revenues from external customers	$1,339,000	$656,000	1,330,000	-	$-	$3,325,000
Depreciation and amortization	135,000	75,000	99,000	-	1,000	310,000
Net loss	(529,000)	(33,000)	(92,000)	-	(343,000)	(997,000)

Six months ended June 30, 2011
Revenues from external customers	$1,915,000	$1,330,000	2,220,000	96,000	$-	$5,561,000
Depreciation and amortization	74,000	99,000	173,000	5,000	1,000	352,000
Net (loss) profit	(864,000)	21,000	(171,000)	(23,000)	(473,000)	(1,510,000)
Identifiable assets (as Restated)	2,125,000	2,122,000	5,766,000	761,000	1,350,000	12,124,000

Six months ended June 30, 2010
Revenues from external customers	$2,771,000	$1,258,000	2,071,000	-	$-	$6,100,000
Depreciation and amortization	365,000	150,000	126,000	-	1,000	642,000
Net income (loss) (as Restated)	(1,126,000)	(158,000)	(75,000)	-	383,000	(976,000)

Identifiable assets at December 31, 2010 (as Restated)	2,294,000	2,063,000	6,465,000	-	4,126,000	14,948,000

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

11.     Restatement

The Company identified an error in the Company’s accounting treatment relating to the deferred tax liability created as a result of an acquisition in the first quarter of 2010,   On February 12, 2010, the Company purchased all of the outstanding stock of Premier Packaging Corporation for $2,000,000 in cash and 735,437 shares of the Company’s common stock with a value of $2,566,675 plus the assumption of liabilities at February 12, 2010.  Among the various assets and liabilities acquired, the Company allocated $1,557,500 to machinery and equipment and $1,372,000 to other intangible assets.  The tax basis for the machinery and equipment and other intangible assets as of the date of acquisition was zero, resulting in a deferred tax liability of $1,141,040 as a result of the acquisition.  As part of the business combination accounting, the Company properly recorded the deferred tax liability that was caused by the acquisition, but erroneously reduced a deferred tax asset valuation allowance.  The Company has determined that the deferred tax liability should have been included in the business combination accounting, resulting in an additional $1,141,040 of goodwill.  Also, the Company in a separate entry should have recorded a deferred tax benefit along with a reversal of the deferred tax asset valuation allowance.  As a result of this determination, the Company recorded an additional deferred tax benefit and additional goodwill in the amount of $1,141,040 as of the March 31, 2010 and subsequent periods.  The correction of this error had no impact on previously disclosed revenue, cost of sales, gross profit, operating expenses and other income and expense.    Additionally, this error had no impact on net loss for the interim periods ended June 30, 2011 and March 31, 2011.

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Balance Sheet as of December 31, 2010:

	As Originally Reported	As Adjusted	Effect of Change

Current assets	$7,147,000	$7,147,000	-
Goodwill	$1,943,081	$3,084,121	1,141,040
Total assets	$13,807,387	$14,948,427	1,141,040
Total current liabilities	$4,144,110	$4,144,110	-
Total liabilities	$10,360,499	$10,360,499	-
Accumulated deficit	$(41,093,672)	$(39,952,632)	1,141,040
Total stockholders' equity	$3,446,888	$4,587,928	1,141,040
Total liabilities and stockholders' equity	$13,807,387	$14,948,427	1,141,040

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Balance Sheet as of June 30, 2011:

	As Originally Reported	As Adjusted	Effect of Change

Current assets	$4,092,896	$4,092,896	-
Goodwill	$2,012,628	$3,153,668	1,141,040
Total assets	$10,982,392	$12,123,432	1,141,040
Total current liabilities	$2,966,551	$2,966,551	-
Total liabilities	$5,057,100	$5,057,100	-
Accumulated deficit	$(42,603,970)	$(41,462,930)	1,141,040
Total stockholders' equity	$5,925,292	$7,066,332	1,141,040
Total liabilities and stockholders' equity	$10,982,392	$12,123,432	1,141,040

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2010: There was no effect on the three months ended June 30, 2010 consolidated statement of operations.

	Originally Reported	As Adjusted	Effect of Change

Revenue	$6,100,202	$6,100,202	-
Cost of revenue	$4,376,243	$4,376,243	-
Gross profit	$1,723,959	$1,723,959	-
Operating expense	$3,672,119	$3,672,119	-
Operating loss	$(1,948,160)	$(1,948,160)	-
Other expense	$(159,590)	$(159,590)	-
Loss before income taxes	$(2,107,750)	$(2,107,750)	-
Income tax expense (benefit)	$9,475	$(1,131,565)	(1,141,040)
Net Loss	$(2,117,225)	$(976,185)	1,141,040
Comprehensive loss	$(2,143,059)	$(1,002,019)	1,141,040
Net Loss per share -basic and diluted	$(0.12)	$(0.06)	0.06

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010:

	Originally Reported	As Adjusted	Effect of Change

Net Loss	$(2,117,225)	$(976,185)	1,141,040
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred tax benefit	$-	$1,141,040	1,141,040
Net cash used by operating activities	$(328,641)	$(328,641)	-
Net cash used by investing activities	$(2,400,942)	$(2,400,942)	-
Net cash provided by financing activities	$2,589,661	$2,589,661	-
Net decrease in cash	$(139,922)	$(139,922)	-

In addition to the financial statement restatements above, the Company also restated Note 1, 6, 9.

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

Deferred Tax Benefit

In the first quarter of 2010, the Company recognized a $1,141,040 deferred tax benefit. As the result of its acquisition of Premier Packaging, a temporary difference between the book fair value and tax basis for the equipment and other intangible assets acquired was created resulting in a deferred tax liability and additional goodwill. As a result of additional deferred tax liability, the Company reduced the deferred tax valuation account and recognized deferred tax benefit.

Net Loss and Loss Per Share

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010 (as Restated)	% change
Net loss	$(1,112,000)	$(997,000)	12%	$(1,510,000)	$(976,000)	54%

Net loss per share, basic and diluted	$(0.06)	$(0.06)	0%	$(0.08)	$(0.06)	33%

Weighted average common shares outstanding, basic and diluted	19,420,780	17,769,726	9%	19,416,786	17,390,570	12%

During the second quarter of 2011, the Company had a net loss of $1,112,000, representing a 12% increase from the net loss of the second quarter of 2010.   The increase in net loss during the second quarter was primarily the result of the decrease in revenue and gross profit and, along with the increase in operating expenses, was partially offset by a reduction in other expenses.

For the first half of 2011, net loss increased 54%, which primarily reflects the $1,141,000 deferred tax benefit recognized in the first quarter of 2010 that did not recur in 2011, offset by the increase in gross profit and decrease in operating expenses in the first half of 2011 as compared to the first half of 2010, along with other income of $361,000 from the change in fair value of derivative liabilities that was recognized in the first half of 2011.

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

ITEM 5 - EXHIBITS

Item 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Item 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Item 32.1	Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
Item 32.2	Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to financial statements, tagged as blocks of text.

*       Filed herewith
**     Furnished herewith

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2011	By:	/s/ Patrick White
Patrick White Chief Executive Officer

November 14, 2011	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer