Form 10-Q
period 2011-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2011-11-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2011, there were 19,548,132 shares of the registrant’s common stock, $0.02 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
As of

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Restated)

Current assets:
Cash	$1,070,510	$4,086,574
Accounts receivable, net of allowance
of $66,000 ($66,000- 2010)	1,805,735	2,227,877
Inventory	1,043,780	601,359
Prepaid expenses and other current assets	98,102	231,190
Total current assets	4,018,127	7,147,000

Property, plant and equipment, net	4,147,327	2,543,494
Other assets	244,356	325,953
Goodwill	3,322,799	3,084,121
Other intangible assets, net	2,076,508	1,847,859

Total assets	$13,809,117	$14,948,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,595,952	$1,828,138
Accrued expenses and other current liabilities	1,181,767	1,312,363
Revolving lines of credit	842,109	614,833
Short-term loan from related party	150,000	-
Current portion of long-term debt	447,645	300,000
Current portion of capital lease obligations	97,683	88,776
Total current liabilities	4,315,156	4,144,110

Revolving note from related party	-	583,000
Long-term debt	3,035,414	1,578,242
Capital lease obligations	16,698	98,532
Deferred tax liability	103,990	89,779
Derivative liabilities	-	3,866,836

Commitments and contingencies (see Note 7)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 19,503,132 shares issued and outstanding
(19,391,319 in 2010)	390,062	387,825
Additional paid-in capital	48,189,936	44,178,569
Accumulated other comprehensive loss	(22,156)	(25,834)
Accumulated deficit	(42,219,983)	(39,952,632)
Total stockholders' equity	6,337,859	4,587,928
Total liabilities and stockholders' equity	$13,809,117	$14,948,427

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue				(Restated)
Printing	$831,468	$1,056,167	$2,342,463	$3,488,351
Packaging	1,575,948	1,381,526	3,795,599	3,452,106
Plastic IDs and cards	757,489	564,037	2,087,196	1,821,630
Licensing and digital solutions	451,254	149,206	951,669	489,051

Total revenue	3,616,159	3,150,936	9,176,927	9,251,138

Costs of revenue
Printing	698,715	864,517	2,082,810	2,820,452
Packaging	1,124,973	1,056,274	2,762,941	2,673,455
Plastic IDs and cards	453,932	345,492	1,231,079	1,143,143
Licensing and digital solutions	67,778	-	86,877	5,476

Total costs of revenue	2,345,398	2,266,283	6,163,707	6,642,526

Gross profit	1,270,761	884,653	3,013,220	2,608,612

Operating expenses:
Selling, general and administrative	1,976,913	1,332,229	5,212,788	4,441,793
Research and development	83,387	71,731	208,498	204,086
Amortization of intangibles	71,376	189,467	205,416	619,667
Operating expenses	2,131,676	1,593,427	5,626,702	5,265,546

Operating loss	(860,915)	(708,774)	(2,613,482)	(2,656,934)

Other income (expense):
Change in fair value of derivative liability	-	-	360,922	-
Interest expense	(60,531)	(78,572)	(169,711)	(228,082)
Loss on equity investment	-	(49,714)	-	(121,393)
Amortizaton of note discount	-	(40,732)	-	(122,196)
Other income	-	-	-	143,063

Loss before income taxes	(921,446)	(877,792)	(2,422,271)	(2,985,542)
Income tax (benefit) expense	(164,394)	4,737	(154,920)	(1,126,828)
Net loss	$(757,052)	$(882,529)	$(2,267,351)	$(1,858,714)

Other comprehensive income (loss):
Interest rate swap income (loss)	-	(6,000)	3,678	(31,834)

Comprehensive Loss	$(757,052)	$(888,529)	$(2,263,673)	$(1,890,548)

Net loss per share -basic and diluted:	$(0.04)	$(0.05)	$(0.12)	$(0.11)

Dividend per share	$-	$0.01	$-	$0.01

Weighted average common shares outstanding, basic and diluted	19,474,173	18,008,012	19,435,930	17,599,410

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:		(Restated)
Net loss	$(2,267,351)	$(1,858,714)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	534,292	949,683
Stock based compensation	319,106	336,111
Amortization of note discount	-	122,196
Loss on equity investment	-	121,393
Change in fair value of derivative liability	(360,922)	-
Deferred tax benefit	(169,131)	(1,141,040)
(Increase) decrease in assets:
Accounts receivable	491,497	593,122
Inventory	(442,421)	(125,381)
Prepaid expenses and other assets	110,208	(59,881)
Increase (decrease) in liabilities:
Accounts payable	(300,291)	(406,598)
Accrued expenses and other current liabilities	67,820	207,614
Net cash used by operating activities	(2,017,193)	(1,261,495)

Cash flows from investing activities:
Purchase of Property, plant and equipment	(497,709)	(138,640)
Purchase of other intangible assets	(26,313)	(118,999)
Acquisition of business	61,995	(2,272,405)
Net cash used by investing activities	(462,027)	(2,530,044)

Cash flows from financing activities:
Net (payments) borrowings on revolving lines of credit	(11,883)	285,705
Borrowings on long-term debt	-	1,500,000
Payments of long-term debt	(245,183)	(175,000)
Payments of capital lease obligations	(72,927)	(69,424)
Issuance of common stock, net of issuance costs	(206,851)	2,209,445

Net cash (used) provided by financing activities	(536,844)	3,750,726

Net decrease in cash	(3,016,064)	(40,813)
Cash beginning of period	4,086,574	448,895

Cash end of period	$1,070,510	$408,082

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The carrying amounts reported in the balance sheet of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. One of the Company's derivative instruments is an interest rate swap that changes a variable rate into a fixed rate on the term loan and mortgage and qualifies as a cash flow hedge and is included in accrued expenses on the accompanying Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010.   Gains and losses on this instrument are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction.   The cumulative net loss attributable to this cash flow hedge recorded in AOCl at September 30, 2011, was approximately $22,000 ($26,000 at December 31, 2010).

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

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (“IMS”) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of IMS. The Company recorded its investment in IMS as an equity method investment at the fair market value of the business sold. Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. The Company recognized gains or losses on its investment under the equity method of accounting for investments.   During the nine months ended September 30, 2010, the Company recorded a cumulative loss on its investment of approximately $121,000.   On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company distributed to its stockholders of record on October 8, 2010 on a pro-rata basis its 7,500,000 shares of stock of IMS.  There was no loss on investment in IMS during the nine months ended September 30, 2011 as the Company no longer owned shares in IMS as of September 23, 2010.

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

As of  September 30, 2011 and 2010, there were up to 3,271,853 and 2,580,699, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.    During the nine months ended September 30, 2011 and 2010, one customer accounted for 15% and 25%, respectively, of the Company’s consolidated revenue.   As of September 30, 2011 and 2010, this customer accounted for 20% and 26%, respectively, of the Company’s trade accounts receivable balance.  The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Recent Accounting Pronouncements- In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The Company is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will have a material impact on the consolidated financial statements.

In June 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and the Company has not yet determined which method it will elect upon adoption.

In September 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on the Company’s financial statements.

2.    Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2011	2010

Finished Goods	$696,162	$193,346
Work in process	114,575	86,776
Raw Materials	233,043	321,237

	$1,043,780	$601,359

3.     Other Intangible Assets

Other intangible assets are comprised of the following:

		September 30, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,446,300	$983,042	$1,463,258	$2,038,300	$815,177	$1,223,123
Patent application costs	Varied (1)	867,334	254,084	613,250	843,693	218,957	624,736
		$3,313,634	$1,237,126	$2,076,508	$2,881,993	$1,034,134	$1,847,859
(1)- patent rights are  amortized over their expected useful life which is generally the legal life of the patent.  As of September 30, 2011 the weighted average remaining useful life of these assets in service was approximately 13 years.

4.     Debt

Revolving Note - Related Party - On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors (the “Fagenson Credit Agreement” or “Credit Facility”). Under the Fagenson Credit Agreement, as amended on December 11, 2009, the Company could borrow up to a maximum of $1,000,000 from time to time up until January 4, 2012.  Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement had annual interest rate of 2% above LIBOR and was secured by the Common Stock of P3, the Company's wholly owned subsidiary.  Interest was payable quarterly in arrears and the principal was payable in full at the end of the term under the Fagenson Credit Agreement.    On June 29, 2011, the Credit Facility, along with accrued interest,  was paid in full from the proceeds of a Commercial Term Note as described below under Long-Term Debt, along with approximately $119,000 of payments by the Company to the lenders.

Revolving Credit Lines- On February 12, 2010, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging (“Premier”) pursuant to which Citizens Bank provided Premier with a revolving credit line of up to $1,000,000.   The revolving line of credit is accessible by the Premier Packaging division subject to certain terms, scheduled to mature on July 13, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrued at 1 Month LIBOR plus 3.75% (3.97% at September 30, 2011).    On July 26, 2011, the Company entered into a Second Amended and Restated Credit Facility Agreement with Citizens (the “Second Credit Facility Agreement”) for the purpose of amending the Amended and Restated Credit Facility Agreement dated as of October 8, 2010, as amended on February 24, 2011 (collectively the “Original Credit Facility Agreement”). The Second Credit Facility Agreement provides for a revolving line of credit up to $1,000,000 and a loan of $1,075,000 to Premier.   The effect of the Second Credit Facility Agreement was the elimination of the “borrowing base” component of the Original Revolving Note and the extension of the maturity date to May 31, 2012.  As of September 30, 2011, the revolving line had a balance of $690,474.

On May 12, 2011, in conjunction with the Company’s acquisition of ExtraDev, Inc. (“ExtraDev”) the Company assumed revolving credit lines and open credit card accounts totaling approximately $239,000, comprising of a $100,000 revolving line of credit with a bank at 4.5% with an outstanding balance of $63,000, a $100,000 revolving line of credit with a bank at 8.09% with an outstanding balance of $86,000, and various credits cards with an aggregate outstanding balance of approximately $90,000. All of the credit lines are secured by personal guarantees of the former ExtraDev owners.  In accordance with the purchase agreement with ExtraDev, the Company committed to paying these balances within 90 days of acquisition.   In August, the Company reached an informal agreement with the former owners of ExtraDev whereas the Company would make monthly payments against the balances of these accounts of at least $25,000 in order to pay-down these liabilities.  As of September 30, 2011, the aggregate balance of the ExtraDev credit lines was approximately $152,000.

Short-Term Loan from Related Party - The DSS Note issued to Bzdick Properties, totaling $150,000, matures on March 31, 2012, and accrues interest at an annualized rate of 9.5% per annum. Prepayment of principal may be made without penalty. The DSS Note calls for interest only payments during its term with a balloon payment due at maturity, and will be secured by a guaranty agreement between Premier and Bzdick Properties.  The DSS Note is subordinated to the Citizens loan documents.  One of the members of Bzdick Properties is Robert Bzdick, who also serves as a director and chief operating officer of DSS, and as such is a related party to both DSS and Premier. The outstanding balance of the DSS note at September 30, 2011 was $150,000.

Long-Term Debt - On December 9, 2009, the Company entered into a $575,000 promissory note with an accredited investor (“Note”) which matures November 24, 2012 and accrues interest at 10% annually, payable quarterly.   The Note is secured by the assets of the Company’s wholly owned subsidiary, Secuprint Inc. (a/k/a DSS Printing Group).    Under the terms of the Note, the Company is required to comply with various covenants.   As of September 30, 2011, the Note had a balance of $575,000 ($575,000 at December 31, 2010) and the Company was in compliance with the debt covenants.

On February 12, 2010, in conjunction with the Credit Facility Agreement, the Company entered into a term loan with Citizens Bank for $1,500,000.   The proceeds of the term loan were used to partially satisfy the purchase price of Premier. The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including financial covenants (minimum coverage ratio, debt to EBITDA ratio, and current ratio requirements) and events of default and is secured by all of the assets of Premier.    The $1,500,000 term loan was scheduled to mature on March 1, 2013 and was payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest was accruing at 1 Month LIBOR plus 3.75% (3.97% at September 30, 2011).  The Company subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest over the life of the term loan.  On July 26, 2011, the Company entered into the Second Credit Facility Agreement for the purpose of amending the Original Credit Facility Agreement. The Second Credit Facility Agreement provides for a revolving line of credit up to $1,000,000 and a loan of $1,075,000 to Premier.   The effect of the Second Credit Facility Agreement was the extension of the payment term of the Original Note to February 1, 2015 and the elimination of the $625,000 balloon payment originally due on July 1, 2013 under the Original Note. The outstanding balance of the term loan at September 30, 2011 was $1,025,000.

On June 29, 2011, the Company and Plastic Printing Professionals, Inc. (“P3”), a wholly owned subsidiary of the Company entered into a Commercial Term Note (the “Note”) with Neil Neuman (”Neuman”) whereby the Company borrowed $650,000 from Neuman. The applicable interest rate under the Note is 6.5% per annum, and the term is forty-eight months (the “Term”). Commencing on August 1, 2011, the Company will pay monthly installments of $13,585 for the Term of the Note, and a final balloon payment of $100,000 on August 1, 2015. Any reasonable expense incurred by Neuman (including reasonable attorneys’ fees and disbursements) in connection with the administration or enforcement of the Note shall be paid by the Company and, if not timely paid, shall earn interest at the same rate as the principal.  The Company may prepay all or a portion of the outstanding principal balance prior to maturity at any time, without penalty.   The Note is collateralized by all of the machinery and equipment of P3.  Neuman is neither an affiliate of, nor a related party to, the Company or P3.  The proceeds from the Note were used to pay in full all sums owed by the Company under a Credit Agreement executed between the Company and Fagenson & Co., Inc., as agent for certain lenders, including Neuman, dated January 4, 2008. Upon such payment the Credit Agreement between the Company and Fagenson & Co., Inc. was terminated in its entirety.  As of September 30, 2011, the Note had a balance of $629,817.

Promissory Note- On August 30, 2011,  the Company’s wholly owned subsidiary Premier  entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Bzdick Properties, LLC, a New York limited liability company (“Bzdick Properties”), to purchase the packaging  plant  at 6 Framark Drive, Victor, NY, (the “Real Estate”). The Real Estate transaction closed simultaneously with the execution of the Purchase Agreement.

The purchase price for the Real Estate was $1,500,000. The purchase price consisted of a $150,000 cash down payment, a $150,000 subordinated promissory note (the “DSS Note”) from DSS to Bzdick Properties, and a $1,200,000 loan obtained by Premier from Citizens Bank.  The Citizens loan documents for the Real Estate transaction consisted of a Promissory Note (the “Citizens Promissory Note”), an Amended and Restated Promissory Note (the “Citizens Amended and Restated Note”), a Mortgage and Security Agreement (the “Citizens Mortgage”), a Consolidation, Modification and Extension Agreement (the “Citizens Consolidation”), a Guaranty Agreement (the “Citizens Guaranty”) and an Indemnity Agreement (the “Citizens Indemnity”), each executed on August 30, 2011.  Monthly payments of principal and interest in the amount of $7,658 and interest of 1 month LIBOR plus 3.15% (3.37% at September 30, 2011) are due under the Citizens Amended and Restated Note.  Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Citizens Promissory Note matures in 10 years at which time a balloon payment of the remaining principal balance of $919,677 is due.  As of September 30, 2011, the Citizens Promissory Note had a balance of $1,200,000.

The Real Estate is currently occupied solely by Premier and prior to this Real Estate transaction,  Premier was leasing the Real Estate from Bzdick Properties under a lease which was set to expire in January 2020 at a rental rate of $13,333 per month.  The Real Estate transaction resulted from the exercise of a purchase option under the existing lease, and the lease was terminated on August 30, 2011.

Stand-By Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases.   The Company has 12 months to draw upon this line of credit, after which the balance of funds advanced from the line is converted into a 5 year term loan.  Interest accrues at 1 month LIBOR plus 3.00% (3.22% at September 30, 2011). As of September 30, 2011, the Company has drawn approximately $53,000 ($53,000 at December 31, 2010) from the Standby line for the purchase of equipment.

All of the Citizen’s Credit Facilities are secured by all the assets of Premier Packaging and are also cross guarentee by Document Security System, Inc. and the Company’s other wholly owned subsidiaries, P3 and Secuprint. In addition, the citizen credit facilities are subject to various financial ratio covenents. The Company was in compliance with the covenents at September 30, 2011.

5.     Stockholders’ Equity

On February 18, 2011, the Company entered into an Amended and Restated Agreement (“Amended Agreement”) with Fletcher International, Ltd. (“Fletcher”) for the purpose of modifying the terms of an agreement (“Original Agreement”) previously entered into between the Company and Fletcher on December 31, 2010.

Under the Original Agreement, Fletcher purchased $4,000,000 of the Company’s common stock (756,287 shares) at a price of approximately $5.29 per share on December 31, 2010 (the “Initial Investment”). In conjunction with the Initial Investment, Fletcher received a warrant (the “Initial Warrant”) to purchase up to $4,000,000 of the Company’s common stock at a price of approximately $5.29 per share at any time until December 31, 2019, subject to adjustment as set forth in the Initial Warrant.  Under the Original Agreement, Fletcher also received the right to make additional equity investments of up to $4,000,000 in total (the “Later Investments”) by May 2, 2011 at the average of the daily volume-weighted price of the Company’s common stock in the calendar month preceding each Later Investment notice date at prices no lower than approximately $4.76 per share and no greater than approximately $6.35 per share, subject to adjustment as set forth in the Original Agreement.    The warrants issued to Fletcher had down-round and anti-dilution provisions as of December 31, 2010, and were considered derivative liabilities recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option.  Under the Original Agreement, Fletcher also received a second warrant (the “Second Warrant”) to purchase shares of the Company’s common stock with an aggregate purchase price of up to the total dollar amount of the Later Investments at a per-share exercise price of 120% of the per-share price paid in the final Later Investment to occur, subject to adjustment as set forth in the Second Warrant.   The Initial Warrant and the Second Warrant each also had a cashless exercise provision.

Under the Amended Agreement, the purchase price for the Initial Investment made on December 31, 2010 was increased to $5.38 per share, increasing the aggregate purchase price paid by Fletcher for the Initial Investment from $4,000,000 to $4,068,825. The Initial Warrant received by Fletcher was amended and reissued (the “Amended Initial Warrant”) entitling Fletcher to purchase newly-issued shares of common stock at $5.38 per share (the “Warrant Price”) at any time until February 18, 2020 (the “Warrant Term”), up to an aggregate purchase price of $4,300,000 (the “Warrant Amount”). Under the Amended Agreement, Fletcher also received the right to make additional equity investments (“Later Investments”) of up to $4,068,000 (the “Aggregate Later Investment Amount”) provided notice was given to the Company prior to July 2, 2011 of Fletcher’s intention to make the Later Investment.   The Second Warrant received by Fletcher was amended (the “Amended Second Warrant”, and together with the Amended Initial Warrant, the “Warrants”) to fix the Warrant Price at $5.38 per share. The Second Warrant entitled Fletcher to purchase newly-issued shares of common stock up to the aggregate purchase price of the Later Investments. The Amended Initial Warrant and the Amended Second Warrant each had a cashless exercise provision.  Fletcher did not make the Later Investment.

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

Certain events, such as dividends, stock splits, and other events specified in the Amended Agreement and in the Warrants could have resulted in additional shares of Common Stock being issued to Fletcher, adjustments being made to the terms of the Later Investments, the Initial Warrant or the Second Warrant, or other results, in each case as set forth in the Amended Agreement, the Amended Initial Warrant and the Amended Second Warrant.   The terms of the Amended Agreement granted Fletcher certain participation rights in certain later equity issuances by the Company  (except for certain exclusions) and certain other rights upon a change of control, in each case as set forth in the Amended Agreement, the Amended Initial Warrant and the Amended Second Warrant.

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

 Derivative Liability -The financial instruments issued to Fletcher had down-round and anti-dilution provisions as of December 31, 2010, which are considered a derivative liability recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company recognized the derivative liability at the fair value at inception.  The derivative liability was considered a Level 3 liability on the fair value hierarchy as the determination of fair value includes various assumptions about the Company’s future activities and the Company’s stock prices and historical volatility as inputs. To determine the fair value of the various components of the Fletcher investments, the Company selected the binomial option model and the Monte Carlo Simulation to model the financial characteristics of the various components.   The derivative liability was initially recorded in the consolidated balance sheet upon issuance as of December 31, 2010 at a fair value of $3,866,836.   On February 18, 2011 the Company entered into certain amendments with Fletcher for the purpose of modifying the terms of the previous agreement entered into between the Company and Fletcher on December 31, 2010.  As a result of the amendments, the down-round and anti-dilution provisions were eliminated; therefore, the Company determined that the derivative liability that existed under the terms of the original agreement no longer existed.  As a result, the Company determined the fair value of the derivative liability instrument as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability since December 31, 2010 amounting to $360,922 which is reflected in the statement of operations.   With the elimination of the derivative liability provision, the Company re-classed the fair value of the financial instruments amounting to $3,505,914 from derivative liability to additional paid in capital.

The table below provides a reconciliation of the beginning and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the period ended September 30, 2011 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liability

Balance, January 1, 2011	$3,866,836
Fair
Change in fair value	(360,922)
Reclass to equity on date of amendment that eliminated derivative liabilities to net proceeds	(3,505,914)
Balance, September 30, 2011	$-

Restricted Stock – In May 2011, the Company issued an aggregate of 82,352 restricted shares of the Company’s common stock, pursuant to the Company’s 2004 Employee Stock Option Plan, as amended, valued at $3.33 per share to the owners of ExtraDev, which the Company acquired.  Such restricted stock vests in equal installments annually over four years.    The restricted stock granted to the owners of ExtraDev was classified as consideration for the acquisition of ExtraDev at a fair value of approximately $274,000, which upon termination any unvested restricted stock shall immediately vest.  In addition, as of September 30, 2011, there are 45,000 restricted shares that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals, including among other things a successful result of the Company’s patent infringement lawsuit against the European Central Bank. These 45,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $563,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period.  As of September 30, 2011, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

Stock Options – The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718.     During the nine months ended September 30, 2011, the Company issued an aggregate of 262,648 options to purchase its common shares at an exercise price ranging from $3.33 to $5.52 per share to employees and non-employee directors.   The fair value of these options amounted to approximately $402,000 determined by utilizing the Black Scholes option pricing model. Included in the options issued during the nine months ended September 30, 2011 are five-year options to purchase an aggregate of 77,648 shares of the Company’s common stock, pursuant to the Company’s 2004 Employee Stock Option Plan, as amended, at an exercise price of $3.33 per share, to the owners of ExtraDev.   Such options vest in equal installments annually over four years.  The fair value of these options amounted to approximately $121,000 determined by utilizing the Black Scholes option pricing model. Additionally, pursuant to the employment agreements with the previous owners of ExtraDev, the Company awarded earn-out options to purchase an aggregate of 450,000 shares of common stock at an exercise price of $4.50 per share that will be granted if the Company’s Digital division achieves certain annual revenue targets by the end of fiscal year 2016. If the annual revenue targets are met or are deemed probable to occur, then the Company will record stock based compensation expense at the then current fair value. As of September 30, 2011 vesting is considered remote. All options granted to the owners of ExtraDev were classified as compensation for post combination services since the vesting of each grant is based on length of employment, with all unvested options forfeiting upon termination of employment, therefore, the fair value of these equity instruments was not considered a component of the purchase price of the acquisition.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards.   During the nine months ended September 30, 2011, the Company had stock compensation expense of approximately $319,000 ($0.02 per share) ($336,000- 2010; $0.02 per share).

            As of September 30, 2011, there was approximately $451,000 of total unrecognized compensation costs (excluding the $563,000 that vest upon the occurrence of certain events) related to non-vested options and restricted stock granted under the Company’s stock option plans which the Company expects to vest over a period of not to exceed five years.

6.     Business Combination

On May 12, 2011, the Company entered into an agreement (“Agreement”) to purchase all the issued and outstanding common stock of ExtraDev pursuant to which the Company purchased 10,000 shares of ExtraDev common stock, par value $.01 per share, from each of ExtraDev’s two owners, representing all of ExtraDev’s issued and outstanding common stock.

The Agreement provided that as consideration for the purchase of the ExtraDev common stock, the Company  would acquire all of the assets of ExtraDev in exchange for the assumption of all the liabilities of Extradev, employment agreements with the two owners of Extradev, and an aggregate of 94,336 restricted shares of the Company’s common stock valued at $3.33 per share and five-year options to purchase an aggregate of 65,664 shares of the Company’s common stock, at an exercise price of $3.33 per share, were granted to the owners of ExtraDev pursuant to the Company’s 2004 Employee Stock Option Plan, as amended.   Such restricted stock and options vest in equal installments annually over four years and are subject to adjustment based upon ExtraDev’s working capital deficit as set forth in its final financial statements, which were provided within 30 days of closing.  A subsequent contractual adjustment resulted in a reduction in the aggregate number of restricted shares issued to the two ExtraDev  owners to 82,352 and an increase in the aggregate number of options issued to the ExtraDev owners to 77,648. The fair value of the restricted shares was approximately $274,000 and shall vest immediately upon termination. Therefore, restricted shares were recorded as consideration transferred. The options were valued using the Black-Scholes Option Pricing Model at approximately $121,000. The options granted are based on the length of employment with all unvested options forfeiting upon termination of employment. Therefore they are being recorded as post combination compensation expense and not a component of the purchase price of the acquisition. The fair value of these instruments will be expensed pro-ratably over the 4-year vesting period.

The acquisition was accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.   The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  Based on management’s assumptions, the fair value of the assets acquired, which included customer lists of $258,000 and non-compete agreements of $150,000, and the liabilities assumed was less than the purchase price resulting in the recording of goodwill. The goodwill recorded with this transaction has been recorded in the Company’s Digital division and is not deductible for income taxes.

The preliminary allocation of the purchase price and the fair values of the assets acquired and their associated useful lives and liabilities were estimated by management as follows:

		Estimated Useful Lives
Fair value of consideration transferred	$274,232
Fair value of assets acquired and liabilities assumed:

Cash	$61,995
Accounts receivable	69,355
Prepaid expenses	10,050
Computer equipment	85,000	3 to 7 years
Other intangible assets	408,000	5 to 10 years
Goodwill	238,678

Fair value of assets acquired	$873,078

Liabilities assumed:
Accounts payable	$68,353
Outstanding credit card balances	90,207
Revolving credit lines	148,952
Accrued liabilities and deferred revenue	122,203
Deferred tax liability	169,131
Fair value of liabilities	$598,846

Total Purchase Price	$274,232

Set forth below is the unaudited proforma revenue, operating loss, net loss and loss per share of the Company as if ExtraDev had been acquired by the Company as of January 1, 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	3,616,159	3,355,642	9,527,685	9,925,329
Net Loss	(757,052)	(867,039)	(2,249,448)	(1,780,573)
Basic and diluted loss per share	(0.04)	(0.05)	(0.12)	(0.10)

In conjunction with the acquisition of ExtraDev completed on May 12, 2011, ExtraDev’s two owners entered into five-year employment agreements (with an option to renew for three years on mutually agreed upon terms) with the Company (the “Employment Agreements”), pursuant to which Michael Roy (former ExtraDev owner) will serve as the President and Timothy Trueblood (former ExtraDev owner) will serve as the Chief Technology Officer of the Company’s  newly-formed Digital Division (“Digital”), each at an annual base salary of $100,000. Under the Employment Agreements, each of the former ExtraDev shareholders will be eligible for an annual (i) earn-out bonus based upon Digital’s earnings, before interest, taxes depreciation and amortization for the prior year as described in the Employment Agreements payable within days of the end of the year and (ii) earn-out options to purchase common stock of the Company at an exercise price of $4.50 per share under the Company’s Option Plan that vest if Digital achieves certain annual revenue targets by the end of fiscal year 2016. Both the earn-out bonus and earn-out options will be recorded as post combination compensation expense, if earned, since both are based on length of employment and forfeit upon termination. In addition, the former ExtraDev shareholders are eligible for a one-time grant of options to purchase common stock of the Company, at an exercise price of $4.50 per share in the amounts and in accordance with the conditions set forth in the Employment Agreements. The Employment Agreements also provide for health care insurance for each former ExtraDev shareholder and his family. The Company may terminate the Employment Agreements at any time upon 30 days notice, in which event, any vested earn-out options will be exercisable for 90 days and the former ExtraDev shareholders will be entitled to receive an annualized salary of $50,000 and continued health insurance coverage for the remainder of the term of the Employment Agreement.

ExtraDev was a privately owned company founded in 1998 and headquartered in Rochester, NY.  ExtraDev provides data center centric solutions to businesses and governments.   The acquisition of ExtraDev is expected to enhance the Company’s digital security solutions capabilities, including the ability of the Company to offer its digital security products in a “cloud computing” format.  ExtraDev had approximately $837,000 in revenue for the year ended December 31, 2010 and lost $10,000 on a tax basis.   The acquisition did not create a significant subsidiary in accordance with the Securities and Exchange Commission Regulation S-X 210.1-2(w).  Since the date of the acquisition, ExtraDev has generated approximately $392,000 of revenue and experienced net loss of approximately $4,000.

7.     Commitments and Contingencies

Legal Matters - On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages  (the “ECB Litigation”). We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent.   On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent.    The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet  Agreement.  In consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation.   On July 7, 2011, Trebuchet and the Company entered into a series of agreements wherein Trebuchet  effectively ended its ongoing participation in the ECB litigation, except for continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in the Netherlands described below.   The original agreement with Trebuchet will remain in effect until Trebuchet makes any and all final payments that may become due in the Netherland infringement case.

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

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval.  The Company paid a total of ₤356,490 to the ECB for the United Kingdom case.   Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions involved, except for approximately €156,000 for the Germany case and approximately  €175,000 for the Netherlands case, which were still due as of September     30, 2010.   In July 2011, Trebuchet transferred funds to the Company for disbursement of these amounts, which the Company has recorded as accrued liabilities.  In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

On October 24, 2011 the Company initiated a law suit against Coupon.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California.

In the Coupons.com suit, the Company alleges breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking in excess of $10 million in money damages from Coupons.com for those claims.

A summary of the factual basis for the law suit is as follows. The parties executed a Mutual Non-Disclosure Agreement (the “Coupons NDA”) in February 2005. Thereafter, in July 2006, an employee of the Company traveled to California to meet with Coupons.com executives. Pursuant to the Coupons NDA, the employee provided Coupons.com with discs containing numerous proprietary technologies owned by the Company, including its “Blockout” technology, a trade secret. The Blockout technology disc contained a graphic file with anti-copy pattern and color features (the “Block-Out File”), and was delivered as a potential solution for preventing counterfeiting of coupons. The Block-Out File was constructed by the use of technology that is proprietary and confidential to the Company (the “Block-Out File Technology”) and, when placed onto an image, will render a print-out of an image unable to be copied or scanned by electronic devices. In August 2010, the Company learned that Coupons.com was using its Block File Technology on its coupons, and had commercialized the Block-Out File Technology in violation of the Coupons NDA. Upon information and belief, Coupons.com has utilized the Block-Out File Technology on hundreds of millions of coupons, and realized revenues and profits in the millions of dollars. Coupons.com has never paid the Company for the use of the Block-Out File, nor has the Company ever granted Coupons.com the right to commercial use of the Block-Out file. The Company alleges that the unauthorized use of the Block-Out File Technology by Coupons.com has been intentional, willful, malicious and in bad faith.
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

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of September 30, 2011, there has been no settlement amounts related to these agreements.

On October 21, 2011, the Company entered into a contingency legal fee agreement with Nixon Peabody LLP (the “Contingency Agreement”), in connection with its law suit against Coupons.com Incorporated. Under the Contingency Agreement, the Company would pay Nixon Peabody LLP 33 1/3% of any settlements or damages awards collected from Coupons.com Incorporated in connection with the suit. Under the Contingency Agreement, the Company is responsible for payment of out-of-pocket charges and disbursements of Nixon Peabody LLP necessarily accrued during the prosecution of the suit.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of September 30, 2011, the Company considers the likelihood that the payment will be required as remote.

8.      Supplemental Cash Flow Information

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Cash paid for interest	$333,000	$185,000

Non-cash investing and financing activities:
Equity issued for severance agreements	-	74,000
Equity issued for acqusition	274,000	2,567,000
Non-monetary dividend	-	229,000
Retirement of derivative liability instruments	3,506,000	-
Refinance of related party revolving line of credit and accrued interest	650,000	-
Property and Plant acquired with debt	1,350,000	-

9.     Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.   In the second quarter of 2011, the Company acquired ExtraDev for its DSS Digital Group and the Company launched a new corporate identity and logo, along with a new website that grouped the Company under four distinct divisions.  In conjunction with this, the Company determined that an expansion of its segment reporting to align with the new internal structure was appropriate.  A summary of the four reportable segments follows:

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2011 and 2010 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three months ended September 30, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$986,000	$757,000	1,576,000	297,000	$-	$3,616,000
Depreciation and amortization	39,000	44,000	90,000	9,000	1,000	183,000
Net (loss) income	(448,000)	(33,000)	120,000	19,000	(415,000)	(757,000)

Three months ended September 30, 2010

Revenues from external customers	$1,205,000	$564,000	1,382,000	-	$-	$3,151,000
Depreciation and amortization	146,000	75,000	86,000	-	1,000	308,000
Net loss	(553,000)	(104,000)	(27,000)	-	(199,000)	(883,000)

Nine months ended September 30, 2011

Revenues from external customers	$2,901,000	$2,087,000	3,796,000	393,000	$-	$9,177,000
Depreciation and amortization	113,000	142,000	263,000	14,000	2,000	534,000
Net (loss) income	(1,312,000)	(12,000)	(51,000)	(4,000)	(888,000)	(2,267,000)

Identifiable assets	2,237,000	2,233,000	7,609,000	713,000	1,017,000	13,809,000

Nine months ended September 30, 2010 (As Restated)

Revenues from external customers	$3,977,000	$1,822,000	3,452,000	-	$-	$9,251,000
Depreciation and amortization	512,000	224,000	212,000	-	2,000	950,000
Net (loss) income	(1,679,000)	(262,000)	(102,000)	-	184,000	(1,859,000)

Identifiable assets at December 31, 2010	2,294,000	2,063,000	6,465,000	-	4,126,000	14,948,000

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

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Balance Sheet as of December 31, 2010

	As Originally Reported	As Adjusted	Effect of Change

Current assets	7,147,000	7,147,000	-
Goodwill	1,943,081	3,084,121	1,141,040
Total assets	13,807,387	14,948,427	1,141,040
Total current liabilities	4,144,110	4,144,110	-
Total liabilities	10,360,499	10,360,499	-
Accumulated deficit	(41,093,672)	(39,952,632)	1,141,040
Total stockholders' equity	3,446,888	4,587,928	1,141,040
Total liabilities and stockholders' equity	13,807,387	14,948,427	1,141,040

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. There was no effect on the three months ended September 30, 2010 Consolidated Statement of Operations.

	Originally Reported	As Adjusted	Effect of Change

Revenue	9,251,138	9,251,138	-
Cost of revenue	6,642,526	6,642,526	-
Gross profit	2,608,612	2,608,612	-
Operating expense	5,265,546	5,265,546	-
Operating loss	(2,656,934)	(2,656,934)	-
Other expense	(328,608)	(328,608)	-
Loss before income taxes	(2,985,542)	(2,985,542)	-
Income tax expense (benefit)	14,212	(1,126,828)	(1,141,040)
Net Loss	(2,999,754)	(1,858,714)	1,141,040
Comprehensive loss	(3,031,588)	(1,890,548)	1,141,040
Net Loss per share -basic and diluted	(0.17)	(0.11)	0.06

The following table represents the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010

	Originally Reported	As Adjusted	Effect of Change

Net Loss	(2,999,754)	(1,858,714)	1,141,040
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred tax benefit	-	1,141,040	1,141,040
Net cash used by operating activities	(1,261,495)	(1,261,495)	-
Net cash used by investing activities	(2,530,044)	(2,530,044)	-
Net cash provided by financing activities	3,750,726	3,750,726	-
Net decrease in cash	(40,813)	(40,813)	-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”).   Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so.  Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010, and as follows:

•	Our limited operating history with our business model.
•	Our ability to effect a financing transaction to fund our operations could adversely affect the value of your stock.
•	A potential loss in current litigation in which we may lose certain of our technology rights, which may affect our business plan.
•	The inability to adequately protect our intellectual property.
•	Intellectual property infringement or other claims against us, our customers or our intellectual property that could be costly to defend and result in our loss of significant rights.
•	The failure of our products and services to achieve market acceptance.
•	Changes in document security technology and standards could render our applications and services obsolete.
•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.
•	The inability to meet our growth strategy of acquiring complementary businesses and assets and expanding our existing operations to include manufacturing capabilities.

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

In May 2011, we acquired ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester NY area.  ExtraDev provides data center centric solutions to businesses and governments.   The Company believes that the acquisition of ExtraDev will enhance the Company’s digital security solutions capabilities, including the ability of the Company to offer its digital security products in a “cloud computing” format.  ExtraDev will be a part of the Company’s Digital Group.  ExtraDev had approximately $837,000 in revenue for the calendar year ended December 31, 2010.

Reference is made to the Company’s Annual Report on Form 10-K/A filed on November 14, 2011 and Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2011 and June 30, 2011 filed on November 14, 2011 in which the Company’s audited and unaudited financial statements were restated.

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

Products and Services

Security and commercial printing:We market and sell to end-users  that require anti-counterfeiting and authentication features in a wide range of printed materials such as documents, vital records, prescription paper, driver’s licenses, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, as well as product packaging including pharmaceutical and a wide range of consumer goods.  In addition, we provide a full range of digital and large offset commercial printing capabilities to our customers.

Plastic Cards and ID’s: We produce plastic printed documents at our manufacturing facility in Brisbane, California.  The Company produces secure and non-secure RFID cards, identification cards, integrated cards, event badges, loyalty cards and gift cards.

Packaging:We produce our secure and non-secure packaging products such as boxes, mailers, and point of sale displays, utilizing a CAD/CAM design system that allows for early stage prototyping at our manufacturing facility in Victor, New York.  Our packaging division offers automated die cutting, high speed folding, gluing, window and paper patching, automated in-line inserting, pick and place and tip-on systems.   We can incorporate our security technologies into printed packaging to help companies prevent or deter brand and product counterfeiting.   In addition, our technologies and services can be integrated into various supply chain anti-diversion programs such as track and trace that deter product diversion throughout the supply chain.

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

Approximate Results of Operations for the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our Annual Report on Form 10-K and Form K/A for the year ended December 31, 2010.

Revenue

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
Revenue
Printing	$832,000	$1,056,000	-21%	$2,342,000	$3,488,000	-33%
Packaging	1,576,000	1,382,000	14%	3,796,000	3,452,000	10%
Plastic IDs and cards	757,000	564,000	34%	2,087,000	1,822,000	15%
Licensing and digital solutions	451,000	149,000	203%	952,000	489,000	95%

Total Revenue	$3,616,000	$3,151,000	15%	$9,177,000	$9,251,000	-1%

For the three months ended September 30, 2011, revenue was $3.6 million which was 15% greater  than revenue for the three months ended September 30, 2010.   Printing revenue declined 21% which was primarily the result of a decline in sales at the Company’s commercial printing division driven by the loss of a large commercial print customer in the second half of 2010 along with a strategic reduction in the level of low profit margin commercial print work that the Company has determined does not fit its long-term business model.    The Company’s packaging revenue increased 14% in the third quarter of 2011 as compared to the third quarter of 2010 due to the timing of orders from certain of the packaging division’s largest customers as well as a general increase in sales activity.  The Company’s plastics revenue increased 34% in the third quarter of 2011 as compared to the third quarter of 2010.  The Company’s technology license and digital solutions sales increased 203% which  reflect approximately $297,000 in sales from the Company’s acquisition of ExtraDev in May 2011.

For the nine months ended September 30, 2011, revenue was $9.2 million which was 1% lower than revenue for the nine months ended September 30, 2010.   Security and commercial printing declined 33% which was primarily the result of a 35% decline in external sales at the Company’s commercial printing division, driven by the general decline in the Company’s commercial printing business that began in the second half of 2010 caused by the loss of a large direct mail customer along with a strategic reduction in the level of low profit margin commercial print that the Company has determined does not fit its long-term business model.    The Company’s packaging revenue increased 10% in the first nine months of 2011 as compared to the first nine months of 2010 due to the fact that the Company acquired its packaging division in February 2010.    The Company’s plastics revenue increased 15% during the first nine months of 2011 as compared to the first nine months of 2010 due to general strength in sales of higher priced cards such as RFID cards and secure driver’s licenses.    The Company’s technology licensing and digital solutions sales reflect approximately $392,000 in sales from the Company’s acquisition of ExtraDev in May 2011 and a 14% increase in revenue from technology licenses during the first nine months of 2011 as compared to 2010.

Cost of Revenue and Gross Profit

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change

Costs of revenue
Printing	$699,000	$865,000	-19%	$2,083,000	$2,821,000	-26%
Packaging	1,125,000	1,056,000	7%	2,763,000	2,673,000	3%
Plastic IDs and cards	453,000	345,000	31%	1,231,000	1,143,000	8%
Licensing and digital solutions	68,000	-	100%	87,000	5,000	1640%

Total cost of revenue	2,345,000	2,266,000	3%	6,164,000	6,642,000	-7%

Gross profit
Printing	133,000	191,000	-30%	259,000	667,000	-61%
Packaging	451,000	326,000	38%	1,033,000	779,000	33%
Plastic IDs and cards	304,000	219,000	39%	856,000	679,000	26%
Licensing and digital solutions	383,000	149,000	157%	865,000	484,000	78%

Total gross profit	$1,271,000	$885,000	44%	$3,013,000	$2,609,000	15%

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
Gross profit percentage:	35%	28%	25%	33%	28%	18%

Costs of revenue increased 3% in the third quarter of 2011 as compared to the third quarter of 2010 as a result of the increase in revenue described above.     Gross profit increased 44% to $1,271,000 in the third quarter of 2011 as compared to the third quarter of 2010.  The increase in gross profit was primarily due to the significant increases in gross profits in the Company’s packaging and plastic divisions due to favorable product sales mixes for each, along with a decrease in equipment lease costs which further favorably impacted the plastic division.   These increases were partially offset by a 30% decrease in gross profits from the Company’s printing division, which reflects the impact of the significant declines in commercial printing revenues causing fixed costs of sales to be a much larger percentage of cost of sales than comparable 2010 levels.  Gross profits from licensing and digital sales increased 157% primarily due to the addition of gross profits from the Company’s new acquisition, ExtraDev, which occurred in May 2011.

During the first nine months of 2011, gross profit increased 15%, as increases in gross profits from packaging, plastics and licensing and digital sales were offset by a 61% decrease in printing gross profits due to the significant declines in commercial printing revenues which caused fixed costs of sales in the first nine months of 2011 to be a much larger percentage of cost of sales than the first nine months of 2010.

Operating Expenses

	Three Months	Three Months		Nine Months	Nine Months
	Ended September	Ended September		Ended September	Ended September	%
	30, 2011	30, 2010	% change	30, 2011	30, 2010	change
Operating Expenses
Sales, general and administrative compensation	$1,080,000	$870,000	24%	$2,684,000	$2,561,000	5%
Professional Fees	219,000	92,000	138%	582,000	437,000	33%
Sales and marketing	127,000	46,000	176%	413,000	172,000	140%
Research and development	83,000	72,000	15%	208,000	205,000	1%
Rent and utilities	195,000	170,000	15%	547,000	478,000	14%
Other	212,000	(10,000)	2220%	575,000	361,000	59%
	1,916,000	1,240,000	55%	5,009,000	4,214,000	19%
Other Operating Expenses
Depreciation and software amortization	31,000	34,000	-9%	94,000	96,000	-2%
Stock based compensation	114,000	130,000	-12%	319,000	336,000	-5%
Amortization of intangibles	71,000	189,000	-62%	205,000	620,000	-67%
	216,000	353,000	-39%	618,000	1,052,000	-41%
Total Operating
Expenses	$2,132,000	$1,593,000	34%	$5,627,000	$5,266,000	7%

Selling, General and Administrative

Sales, general and administrative compensation costs were 24% higher for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 which reflect additions in sales and marketing personnel  made during the third quarter of 2011.   For the nine months ended September 30, 2011, sales, general and administrative compensation costs increased 5%.

Professional fees in the three and nine months ended  September 30, 2011 increased 138% and 33%, respectively, primarily due to increases in sales consulting and investor relations costs.

Sales and marketing costs during the third quarter of 2011 increased 176% as compared to the third quarter of 2010, as the Company has incurred increased travel and entertainment costs associated with a larger direct sales force, increased costs associated with internet based advertising, and higher costs due to an increase in trade show presence.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally.   Research and development costs decreased due to a reduction in compensation cost.

Rent and utilities expenses have increased primarily as a result of the acquisition of ExtraDev in May 2011.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses increased in the third quarter of 2011 and for the first nine months of 2011 as compared to of the same periods in 2010 due to a $215,000 reversal of expense which had occurred during the third quarter of 2010 which did not occur in the third quarter of 2011.  Otherwise, other operating expenses were nearly the same for the 2011 and 2010 periods.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants.  Such awards include option grants, warrant grants, and restricted stock awards.   Stock based compensation in the third quarter of 2011 was approximately $114,000 as compared to a $130,000 recorded in the third quarter of 2010.

Amortization of intangibles expense decreased 62% and 67% in the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010 due to the reduction in the Company’s net capitalized patent acquisition and defense costs asset.

Other Income and expenses

	Three Months	Three Months		Nine Months	Nine Months
	Ended September	Ended September		Ended September	Ended September	%
	30, 2011	30, 2010	% change	30, 2011	30, 2010	change
Other income (expense):
Change in fair value of derivative liability	$-	$-	0%	$361,000	$-	0%
Interest expense	(61,000)	(79,000)	-23%	(170,000)	(228,000)	-25%
Amortizaton of note discount	-	(41,000)	-100%	-	(122,000)	-100%
Loss in equity investment	-	(50,000)	-100%	-	(121,000)	-100%
Other income	-	-	0%	-	143,000	-100%
Other income (expense), net	$(61,000)	$(170,000)	-64%	$(191,000)	$(328,000)	-42%

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

Income Taxes

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2011	September 30, 2010	% change	September 30, 2011	September 30, 2010 (Restated)	% change
Income taxes	(165,000)	5,000	-3400%	(156,000)	(1,127,000)	-86%

The Company recognized a $169,000 deferred tax benefit during the third quarter of 2011. As a result of its acquisition of ExtraDev during 2011 a temporary difference between the book fair value and the tax basis for equipment and other intangible assets acquired was created resulting in a deferred tax liability and additional goodwill.  As a result of the additional deferred tax liability the Company reduced the deferred tax valuation account and recognized a deferred tax benefit.

The Company recognized a $1,141,000 deferred tax benefit during the first quarter of 2010. As a result of its acquisition of Premier Packaging a temporary difference between the book fair value and the tax basis for equipment and other intangible assets acquired was created resulting in a deferred tax liability and additional goodwill.  As a result of the additional deferred tax liability the Company reduced the deferred tax valuation account and recognized a deferred tax benefit.

Net Loss and Loss Per Share

	Three Months	Three Months		Nine Months	Ended September
	Ended September	Ended September		Ended September	30, 2010%
	30, 2011	30, 2010	% change	30, 2011	(Restated)	change
Net loss	$(757,000)	$(883,000)	-14%	$(2,267,000)	$(1,859,000)	22%

Net loss per share, basic and diluted	$(0.04)	$(0.05)	-20%	$(0.12)	$(0.11)	9%
Weighted average common
shares outstanding, basic and diluted	19,474,173	18,008,012	8%	19,435,930	17,599,410	10%

During the third quarter of 2011, the Company had a net loss of $757,000, representing a 14% decrease from the net loss of the third quarter of 2010.   The decrease in net loss was primarily the result of the decrease in other expense and a $169,000 deferred tax benefit amount recognized in the third quarter of 2011.

For the first nine months of 2011, net loss increase 22%, which primarily reflects the decrease in the deferred tax benefits recognized by the Company between the two periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows and other key indicators of liquidity are summarized as follows:

	As Of And For The Period Ended:
	September 30, 2011	September 30, 2010	% change vs. 2010

Cash flows from:

Operating activities	$(2,017,000)	$(1,261,000)	-60%
Investing activities	(462,000)	(2,530,000)	82%
Financing activities	(537,000)	3,751,000	-114%
Working capital	(297,000)	(329,000)	17%
Current ratio	.93	.91	3%

Cash	$1,071,000	$408,000	163%
Funds Available from Open Credit Facilities	$310,000	$1,131,000	-73%
Debt (excluding unamortized debt discount and capitalized Leases)	$4,475,000	$3,569,000	24%

Operating Cash Flow – During the first nine months of 2011, the Company used approximately $2,017,000 of cash for operations, a 60% increase from our use of cash for operations in 2010, which  was primarily due to the Company’s operating losses along with a significant payment of the Company’s accounts payables and accrued expenses and an increase in inventory at the Company’s packaging division.

Investing Cash Flow – During the first nine months of 2011, the Company used $462,000 of cash for investing in equipment at its plastic division and as a down payment for the acquisition of the Company’s packaging division building.

Financing Cash Flows – The Company used a net of  $537,000 of cash for financing activities including payments under debt and capilalized lease obligations.   In addition, the Company paid $240,000 in accrued placement agent in January 2011 relating to the sale of equity which had occurred in December 2010.

Future Capital Needs - As of September 30, 2011, the Company had approximately $1,071,000 in cash and up to $310,000 available under a revolving credit line and $397,000 under an equipment line at its packaging subsidiary.  As of September 30, 2011, the Company had a working deficit of $297,000 which is primarily due to approximately $297,000 of newly added short-term debt associated with the Company’s purchase of its packaging subsidiary’ building during the third quarter.   In addition, the Company’s working capital position reflects an increase in inventory at its packaging division for anticipated sales in the fourth quarter, that when completed, will result in an improvement in working capital.   The Company believes that its current cash resources and credit line resources provide  it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months, as the Company currently expects to experience significantly reduced operating cash requirements in the final quarter of 2011 due to the expected increase in sales at its packaging division that the Company has typically realized during the last quarter  of the year.  The Company believes that an increase in sales will allow the Company to turn its inventory into sales and resulting cash to free up cash availability under its line of credit as well as improve its working capital position.  However, if expected revenues in the last quarter of 2011 or for the first quarter of 2012 do not materialize and if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy. However, there is no guarantee we will be able to raise such funds if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2011, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2011:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties.  We have two people on staff  that perform nearly all aspects of our external financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the external financial statements.    This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission (“SEC”).  Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agree with appropriate supporting detail, calculations or other documentation.  These control deficiencies could potentially result in a material misstatement to our interim consolidated financial statements that may not be prevented or readily detected.

Controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles were ineffective. The Company identified an error in the Company’s accounting treatment relating to the deferred tax liability created as a result of an acquisition in the first quarter of 2010 which resulted in a restatement described in Note 10 to these interim consolidated financial statements. Management believes that this error constitutes a material weakness in the design of the Company’s internal control over financial reporting in the area of accounting for income taxes and has begun to take the following steps to remediate the deficiency:

•	develop and implement additional procedures to increase the level of review, evaluation and validation of the Company’s valuation of deferred tax assets; and

•	increase the level of knowledge among Company employees in the area of accounting for income taxes.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process.    In June 2011, we hired a staff accountant to assist in the financial reporting process and to reduce the lack of segregation of duties weakness discussed above and expect that such person will be able to increase their involvement and capability in the financial reporting process to the extent necessary to overcome the segregation of duties issues in the near future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our second  fiscal quarter ending September 30, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages  (the “ECB Litigation”). We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent.   On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent.    The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet  Agreement.  In consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation.   On July 7, 2011, Trebuchet and the Company entered into a series of agreements wherein, Trebuchet  effectively ended its ongoing participation in the ECB litigation, except for continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in the Netherlands described below.   The original agreement with Trebuchet will remain in effect until Trebuchet makes any and all final payments that may become due in the Netherland infringement case.

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

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval.  The Company paid a total of ₤356,490 to the ECB for the United Kingdom case.   Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions involved, except for approximately €156,000 for the Germany case and approximately  €175,000 for the Netherlands case, which were still due as of September 30, 2010.   In July 2011, Trebuchet transferred funds to the Company for disbursement of these amounts, which the Company has recorded as accrued liabilities.  In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

On October 24, 2011 the Company initiated a law suit against Coupon.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California.

In the Coupons.com suit, the Company alleges breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking in excess of $10 million in money damages from Coupons.com for those claims.

A summary of the factual basis for the law suit is as follows. The parties executed a Mutual Non-Disclosure Agreement (the “Coupons NDA”) in February 2005. Thereafter, in July 2006, an employee of the Company traveled to California to meet with Coupons.com executives. Pursuant to the Coupons NDA, the employee provided Coupons.com with discs containing numerous proprietary technologies owned by the Company, including its “Blockout” technology, a trade secret. The Blockout technology disc contained a graphic file with anti-copy pattern and color features (the “Block-Out File”), and was delivered as a potential solution for preventing counterfeiting of coupons. The Block-Out File was constructed by the use of technology that is proprietary and confidential to the Company (the “Block-Out File Technology”) and, when placed onto an image, will render a print-out of an image unable to be copied or scanned by electronic devices. In August 2010, the Company learned that Coupons.com was using its Block File Technology on its coupons, and had commercialized the Block-Out File Technology in violation of the Coupons NDA. Upon information and belief, Coupons.com has utilized the Block-Out File Technology on hundreds of millions of coupons, and realized revenues and profits in the millions of dollars. Coupons.com has never paid the Company for the use of the Block-Out File, nor has the Company ever granted Coupons.com the right to commercial use of the Block-Out file. The Company alleges that the unauthorized use of the Block-Out File Technology by Coupons.com has been intentional, willful, malicious and in bad faith.

There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is subject, other than ordinary routine litigation incidental to the Company’s business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - OTHER INFORMATION

                None

ITEM 5 - EXHIBITS

Item 31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
Item 31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
Item 32.1	Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
Item 32.2	Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101 **	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

*     Filed herewith.
**  Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2011	By:	/s/ Patrick White
Patrick White Chief Executive Officer

November 14, 2011	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer