Form 10-K
period 2011-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2012-03-19
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE Amex Equities exchange on June 30, 2011, was $47,853,672.

The number of shares of the registrant’s common stock outstanding as of March 14, 2012, was 20,738,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be held on May 22, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

ITEM 1 - BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “Document Security,” “DSS,” “we,” “us,” “our” or “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate three production facilities, a security and commercial printing facility, a packaging facility and a plastic card facility- where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology. In 2006, the Company began a series of acquisitions designed to expand its ability to produce its products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the DSS Plastics Group. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as Secuprint or DSS Printing Group. In 2010, the Company acquired Premier Packaging Corporation (“Premier Packaging”), a privately held packaging company located in the Rochester New York area. Premier Packaging is also referred to herein as the DSS Packaging Group.

In October 2009, in an effort to focus more resources on our core businesses, we sold the assets and liabilities associated with the business of Legalstore.com (“Legalstore”), a part of one of our wholly-owned subsidiaries Lester Levin Inc. Legalstore was an internet company that sold legal documents and supplies. Legalstore was sold to Internet Media Services, Inc. (“Internet Media Services” or “IMS”) in exchange for 7,500,000 shares of common stock of Internet Media Services. In October 2010, we distributed our shares of Internet Media Services in the form of a dividend to our shareholders.

In May 2011, we acquired all of the capital stock of ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester, New York area. ExtraDev had approximately $837,000 in revenue for the calendar year ended December 31, 2010. ExtraDev is also referred to herein as the DSS Digital Group.

Effective January 16, 2012, our board of directors amended our bylaws to increase the number of directors from seven to eight. On February 20, 2012, we appointed John Cronin to serve as a director to fill the vacancy created by such increase. Mr. Cronin became a director effective on February 21, 2012.

On February 20, 2012, as part of our long-term strategy to maximize the development and value of our intellectual property, we entered into an engagement letter with ipCapital Group, Inc. (“ipCapital”) for the provision of certain IP strategic consulting services to be performed by ipCapital during 2012. Also, on February 20, 2012, we entered into a second consulting agreement with ipCapital for the provision of strategic advice with respect to the development of our DSS Digital Group’s infrastructure and cloud computing business.

On February 20, 2012, we entered into a one -year consulting agreement with Century Media Group for investor relations services, for the purpose of increasing our exposure to the investment community.

In 2011, we integrated our corporate brand and now do business in four operating segments as follows:

DSS Printing Group -Provides secure and commercial printing services for end-user customers along with technical support for the Company’s technology licensees. The division produces a wide array of printed materials such as security paper, vital records, prescription paper, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, brochures, direct mailing pieces, catalogs, business cards, etc. The division also provides the basis of research and development for its security printing technologies.

DSS Plastics Group -Manufactures laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, Radio Frequency Identification (RFID) and watermarks for printed plastic documents such as ID cards, event badges, and driver’s licenses.

DSS Packaging Group -Produces custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others. The division incorporates our security technologies into printed packaging to help companies prevent or deter brand and product counterfeiting.

DSS Digital Group -Provides data center centric solutions to businesses and governments delivered via the “cloud”. This division is also developing proprietary digital data security technologies based on the Company’s optical deterrent technologies.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, aerospace industry spare parts documents, packaging, ID Cards and licenses . We believe we are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions. We provide document security technology to security printers, corporations, consumer product companies and governments worldwide, and for protection of currency, vital records and documents, certifications, travel documents, prescription and medical forms, consumer products, pharmaceutical packaging and school transcripts.

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

Technologies

Optical deterrent features such as ours are utilized mainly by the large worldwide security printers for the protection of important printed documents, such as currency, vital records, and identification documents. Many of these features such as micro-printing were developed pre-1980 as they were designed to be effective on the imaging devices of the day which were mainly photography mechanisms. With the advent of modern day scanners, digital copiers, digital cameras and easy to use imaging software such as Adobe Photoshop many of the pre-1980 optical deterrents such as micro-printing are no longer used or are much less effective in the prevention of counterfeiting.

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

The Company’s primary anti-counterfeiting products and technologies are marketed under the following trade names:

•	AuthentiGuard™ DX™
•	AuthentiGuard® Laser Moiré™
•	AuthentiGuard® Prism™
•	AuthentiGuard® Pantograph 4000™
•	AuthentiGuard® Phantom™
•	AuthentiGuard® VeriGlow™
•	AuthentiGuard® Survivor 21™
•	AuthentiGuard® Block-Out™
•	AuthentiGuard® MicroPerf™

Intellectual Property

Patents

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques that allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. In 2011 and 2010, we spent approximately $285,000 and $265,000 respectively, on research and development which is comprised mainly of compensation costs, materials and third-party services.

Based largely on these efforts, we currently hold numerous patents and have numerous patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications and applications that have entered the National Phase in various countries including the United States, Canada, Europe, Japan, Brazil, Israel, Mexico, Indonesia and South Africa. These applications cover our technologies, including our AuthentiGuard® On-Demand and ADX, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® ObscuraScan™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development. Our issued patents have remaining durations ranging from 2 to 15 years.

Trademarks

We have registered our “AuthentiGuard” mark, as well as our “Survivor 21” electronic check icon with the U.S. Patent and Trademark Office. A trademark application is pending in Canada for “AuthentiGuard.” AuthentiGuard® is registered in several European countries including the United Kingdom. We have registered our “DSS” mark in the U.S. and several foreign countries.

Websites

The primary website we maintain is www.dsssecure.com, which describes our company, our company history, our patented document security solutions, our major product offerings, and our targeted vertical markets. The website provides detailed product offerings of each of our divisions- Printing, Packaging, Plastics and Digital. In addition, we maintain the website www.protectedpaper.com, an e-commerce site that markets and sells our patented security paper, hand-held security verifiers and custom security documents to end users worldwide. In addition to the active websites, the company owns over 40 domain names for future use or for strategic competitive reasons.

Markets and Competition

The security print market is comprised of a few very large companies and an increasing number of small companies with specific technology niches. The expansion of this market is primarily due to the fact that counterfeiting has expanded significantly as advancing technologies in digital duplication and scanning combined with increasingly sophisticated design software has enabled easier reproduction of original documents, vital records and IDs, packaging, and labels. Our competitors include Standard Register Company, which specializes in printing security technologies for the check and forms and medical industries; and De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies. Large Office Equipment Manufacturers, called OEMs, such as Sharp, Xerox Canon, Ricoh, Hewlett Packard and Eastman Kodak are developing “smart copier” technology that recognizes particular graphical images and produces warning words or distorted copies. Some of the OEMs are also developing user assigned and variable pantograph “hidden word” technologies in which users can assign a particular hidden word in copy, such as “void” that is displayed when a copy of such document is made. In addition, other competing hidden word technologies are being marketed by competitors such as NoCopi Technologies which sells and markets secure paper products, and Graphic Security Systems Corporation, which markets scrambled indicia.

The commercial printing industry in the US includes around 35,000 companies with approximately $90 billion of aggregate annual revenue (Source: http://www.firstresearch.com/industryanalysis/commercialprinting.html). Several competitors such as RR Donnelley and Canadian printer Quebecor World have multibillion dollar revenues, but we believe most printers considered "large" have annual revenues under $1 billion and the majority of commercial printers are small or midsized businesses that operate one production plant, employ fewer than 20 people, and have annual revenue under $5 million.  Despite continuing consolidation, the industry is highly fragmented; the largest 50 companies hold only about 30 percent of the market. We compete primarily with locally-based printing companies in the Rochester and Western New York markets. Most of our competitors in these markets are privately-held, single location operations.

Our plastics division competes with several regional companies including Bristol ID, AbNote (formerly Arthur Blanks), LaserCard Corporation and L-1 Identity Solutions. Our plastics division primarily delivers its products through a dealer network, but also provides products to end-user customers. Competition in the plastic card industry is primarily based on production capabilities based on specialized equipment, geographic location, quality and service. In addition, competition is increasingly influenced by proprietary or niche offerings provided by competitors, such as RFID, biometric, read-write, and security features built-into the plastic card.

Our packaging division competes with a significant number of national, regional and local companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market. They include large integrated paper companies such as Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead Westvaco.

In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry. To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected.

Customers

During 2011, one customer accounted for 19% of the Company’s consolidated revenue. As of December 31, 2011, this customer accounted for 18% of the Company’s trade accounts receivable balance. During 2010 two customers accounted for 25% and 10% of the Company’s total revenue from continuing operations, respectively. As of December 31, 2010, these customers accounted for 37% and 7% of the Company’s trade accounts receivable balance, respectively.

Raw Materials

The primary raw materials the Company uses in its businesses are paper corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Recent strengthening of economic conditions, combined with paper industry capacity reductions, have caused paper and paperboard prices to increase in 2011, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

Environmental Compliance

It is the Company’s policy to conduct its operations in accordance with all applicable laws, regulations and other requirements. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Employees

As of March 14, 2012, we had a total of 105 employees, all of which are full-time. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

Government Regulation

In light of the events of September 11, 2001 and the subsequent war on terrorism, governments, private entities and individuals have become more aware of, and concerned with, the problems related to counterfeit documents. Homeland Security remains a high priority in the United States. This new heightened awareness may result in new laws or regulations which could impact our business. We believe, however, that any such laws or regulations would be aimed at requiring or promoting anti-counterfeiting capabilities, and therefore would likely have a positive impact on our business plans. For example, in 2007, federal legislation was enacted that required hospitals, physicians and pharmacies to use tamperproof paper to fill all Medicaid prescriptions. Initially, the requirement, which was part 7002(b) of the “U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act of 2007”, was effective April 1, 2008.

Document Security Systems plays an active role with the Document Security Alliance group, as one of our senior management members sits on various committees of that group and has been involved in design recommendations for important U.S. documents. This group of security industry specialists was formed by the U.S. Secret Service to evaluate and recommend security solutions to the federal government for the protection of credentials and vital records.

ITEM 1A – RISK FACTORS

Risks Related to Our Company

An investment in our Company is subject to numerous risks, including the Risk Factors described below. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also materially affect our business. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our financial statements and related notes, competition and intellectual property disclosures.

We have a history of losses.

We have a history of losses. In fiscal 2011, 2010, and 2009, we incurred losses of approximately $3.2 million, $3.5 million, and $4.0 million, respectively.  Our results of operations in the future will depend on many factors, but largely on our ability to successfully market our anti-counterfeiting products, technologies and services. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to continue to grow our business. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have a significant amount of indebtedness, some of which is secured by the assets of the Company, and may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of December 31, 2011, we have the following significant amounts of outstanding indebtedness:

(i)	$575,000 Convertible Promissory Note bearing interest at 10% per annum due in full on December 29, 2013, or convertible into up to 260,180 shares of the Company’s common stock, secured by the assets of the Company’s wholly owned subsidiary Secuprint. Interest is due quarterly.

(ii)	$599,000 due under a Commercial Term Note with an interest rate of 6.5% per annum. The Company is required to pay monthly installments of $13,585 and a final balloon payment of $100,000 on August 1, 2015. The Commercial Term Note is secured by all machinery and equipment of P3.

(iii)	$950,000 due under a Term Loan with Citizens Bank which matures February 1, 2015 and is payable in monthly payments of $25,000 plus interest. Interest accrues at 1 Month LIBOR plus 3.75% and is secured by all of the assets of the Company’s subsidiary, Premier Packaging. The Company subsequently entered into a interest rate swap agreement to lock into a 5.6% effective interest rate over the life of the Term Loan. The Term Loan has also been guaranteed by Document Security Systems, and its subsidiaries P3 and Secuprint.

(iv)	Up to $1,000,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations which matures on May 31, 2012 (as amended) and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrues at 1 Month LIBOR plus 3.75%, and is secured by all of the assets of the Company’s subsidiary, Premier Packaging. As of December 31, 2011, there was approximately $670,000 outstanding on the line.

(v)	$1,193,000 due under a Promissory Note with Citizens Bank used to purchase the Company’s packaging division facility. The Company is required to pay monthly installments of $7,658 plus interest until October 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. The Company subsequently entered into a interest rate swap agreement to lock into a 5.865% effective interest rate over the life of the Term Loan. The Promissory Note is secured by a first mortgage.

(vi)	$150,000 under a note to a related party which matures on March 31, 2012, and accrues interest at an annualized rate of 9.5% per annum. Prepayment of principal may be made without penalty. The note calls for interest only payments during its term with a balloon payment due at maturity. The note is guaranteed by Premier Packaging.

All of the Citizens Bank credit facilities are subject to various covenants including a fixed charge converage ratio, tangible net worth and current ratio. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by Document Security Systems and the Company’s other wholly owned subsidiaries, P3 and Secuprint.

If we were to default on any of the above indebtedness, and the creditors were to foreclose on secured assets, this could have a material adverse effect on our business, financial condition and operating results.

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

Although we have received patents with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us and our financial condition. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search may not disclose all related applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

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

As of December 31, 2011, we had approximately $5.4 million of net intangible assets, including goodwill.  We are required to evaluate the carrying value of such intangibles.  Whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, may not be recoverable, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows (discounted cash flows for goodwill) from the operation and eventual disposition of the product line with its carrying value. If any of our intangible assets are deemed to be impaired then it will result in a significant reduction of the operating results in such period. No impairments were recognized during the year ended December 31, 2011. An impairment of patent acquisition costs of $377,000 was recognized in the fourth quarter of 2010 as a result of adverse decisions in the Company’s patent infringement case against the ECB which caused the Company to reduce the estimated cash flows that supported the Company’s capitalized patent acquisition based intangible asset.

Certain of our recently developed products are not yet commercially accepted and there can be no assurance that those products will be accepted, which would adversely affect our financial results.

Over the past several years, we have spent significant funds and time to create new products by applying our technologies onto media other than paper, including plastic and cardboard packaging, and delivery of our technologies digitally. We have had limited success to date in selling our products that are on cardboard packaging and those that are delivered digitally. Our business plan for 2012 and beyond includes plans to incur significant marketing, intellectual property development and sales costs for these newer products, particularly the digitally delivered products. If we are not able to sell these new products, our financial results will be adversely affected.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to continue to incur research and development expenditures to remain competitive. The products we currently are developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we originally expected and we may experience delays in future product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

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

Although we have been able to make acquisitions in the past, there can be no assurance that we will be successful in pursuing any or all of these steps on future transactions. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

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

We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products and technologies, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

Demand for printing services are typically correlated with general economic conditions. The recent declines in U.S. economic conditions have adversely impacted our business and results of operations, and may continue to do so for the foreseeable future. The overall business climate of our industry may also be impacted by domestic and foreign wars or acts of terrorism, which events may have sudden and unpredictable adverse impacts on demand for our products and services.

Risks Related to Our Stock

Provisions of our certificate of incorporation and agreements could delay or prevent a change in control of our company.

Certain provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable, including, a prohibition on cumulative voting in the election of directors.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of December 31, 2011, there were approximately 180 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE Amex, state and federal law, or other applicable laws. If our Board of Directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of our outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress our stock price.

As of December 31, 2011, we had outstanding stock options, warrants, and convertible debt, to purchase an aggregate of 3,205,693 shares of our common stock at exercise prices ranging from $1.86 to $12.63 per share. This amount includes 107,352 outstanding unvested restricted shares of our common stock that are subject to various vesting terms and 260,180 shares issuable upon conversion of debt securities. On February 13, 2012, the Company issued 967,740 shares of common stock and warrants to purchase 541,934 shares of common stock to investors and a placement agent in a private offering. In addition, in February 2012, warrants to purchase 550,000 shares of common stock for consulting services, and up to 175,272 shares issuable under a convertible note all of which would potentially dilute basic earnings per share in the future. To the extent that these securities are converted into common stock, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities may exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

Sales of these securities in the public market, or the perception that future sales of these securities could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

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

We have identified two material weaknesses in our internal control over financial reporting in our annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2011. Management has concluded that (i) we did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties; and (ii) we lack sufficient resources within the accounting department to have effective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles, and that the foregoing represented material weaknesses in our internal control over financial reporting. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of hiring additional qualified accounting personnel to eliminate segregation of duties issues and using the services of accounting consultants for complex and non-routine transactions if and when they arise). We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

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

We may not meet the continued listing standards of the NYSE AMEX Equities exchange.

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

ITEM 2 - PROPERTIES

Our administrative offices are approximately 4,700 square feet of commercial office space and are located in the First Federal Plaza Building, 28 East Main Street, Rochester, New York 14614 which we occupy under a lease that expired in January 2012, at which point the Company entered into a month-to-month lease for $6,856 per month at the same location. Our Plastics division leases approximately 25,000 square feet of commercial production and warehouse space for $22,300 per month in Brisbane, California under a lease that will expire in July 2014. Our Printing division leases approximately 20,000 square foot of commercial production and warehouse space in Rochester, New York, for $7,600 per month, under a lease expiring in December 2013. On August 30, 2011, the Company purchased the building which houses its Packaging division, approximately 40,000 square feet of production and warehouse space located in Victor, New York, a suburb of Rochester, New York. The Company’s Digital division leases approximately 4,000 square feet of commercial office space under a month to month lease for $4,000 per month. These offices are located in Brighton, New York, a suburb of Rochester, New York. We believe that our facilities are adequate for our current operations. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

ITEM 3 - LEGAL PROCEEDINGS

On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the European Central Bank (the “ECB”) alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). We brought the suit in the European Court of First Instance in Luxembourg.  We alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 (the “Patent”) which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent. On August 20, 2008, the Company entered into an agreement (the “Trebuchet Agreement”) with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. In consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. On July 7, 2011, Trebuchet and the Company entered into a series of agreements wherein Trebuchet effectively ended its ongoing participation in the ECB litigation, except for continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in the Netherlands described below. The original Trebuchet Agreement will remain in effect until Trebuchet makes any and all final payments that may become due in the Netherlands infringement case.

On March 26, 2007, the High Court of Justice, Chancery Division, Patents Court in London, England ruled that the Patent was deemed invalid in the United Kingdom, and on March 19, 2008 this decision was upheld on appeal.   As a result of these decisions, the Company paid the ECB costs for both court cases in the amount of ₤356,490. On March 27, 2007 the Bundespatentgericht of the Federal Republic of Germany ruled that the German part of the Patent was valid, having considered the English Court’s decision.  However, on July 6, 2010, the Company was notified that the German Court had reversed the ruling on appeal and the Patent was deemed invalid in Germany. The Court of First Instance in Luxembourg ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim. On January 9, 2008 the French Court held that the Patent was invalid in France and on March 10, 2010, this decision was upheld on appeal.   On March 12, 2008 the Dutch Court ruled that the Patent was valid in the Netherlands.   However, on December 21, 2010 the Dutch Court reversed the ruling on appeal and the Patent was deemed invalid in the Netherlands. On November 3, 2009, the Belgium Court held that the Patent was invalid in Belgium. On November 17, 2009, the Austrian Court held that the Patent was invalid in Austria.   On March 24, 2010 the Spanish Court ruled that the Patent was valid. The decision is currently being appealed by the ECB. In July 2010, the Company was notified that the Italian Court deemed the patent invalid. The decision was not appealed.

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval. The Company paid a total of ₤356,490 to the ECB for the United Kingdom case. Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions described above, except for approximately €156,000 for the Germany case, of which approximately €132,000 ($170,000) was due as of December 31, 2011, and approximately €175,000 ($226,000 at December 31, 2011) for the Netherlands case, for which Trebuchet transferred funds to the Company for disbursement of these amounts in July 2011, which the Company has recorded as accrued liabilities at December 31, 2011. In addition, in September 2007, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($121,000 at December 31, 2011) which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V and Koninklijke Joh. Enschede B.V.  Upon determination on December 21, 2010, that the Patent was invalid in the Netherlands, the infringement case was terminated by Trebuchet. Trebuchet is responsible for costs reimbursement associated with the case, if any, when determined by the Dutch Court.

On October 24, 2011 the Company initiated a law suit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleges breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking in excess of $10 million in money damages from Coupons.com for those claims. The Coupons.com suit alleges, among other things, that Coupons.com wrongfully took and used, for commercial purposes, a proprietary trade secret file owned by the Company, and delivered by the Company to Coupons.com, under a non-disclosure agreement between the Company and Coupons.com, in contravention of the terms of that non-disclosure agreement.

There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is subject, other than ordinary routine litigation incidental to the Company’s business.

PART II

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE Amex exchange, where it trades under the symbol “DSS.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2011	$5.58	$4.11
June 30, 2011	4.13	2.99
September 30, 2011	3.83	2.09
December 31, 2011	3.48	2.38

QUARTER ENDING	HIGH	LOW
March 31, 2010	$4.41	$2.44
June 30, 2010	3.94	2.70
September 30, 2010	4.01	3.04
December 31, 2010	5.51	3.38

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the NYSE Amex exchange on March 14, 2012 was $3.95.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 14, 2012, we had 20,738,804 shares of common stock issued and outstanding.

As of December 31, 2011, securities issued and securities available for future issuance under our Amended and Restated 2004 Employee Stock Option Plan and our Amended and Restated 2004 Non-Executive Director Stock Option Plan were as follows:

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to our equity compensation plans.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
Plan Category	(a)	(b)	(c)	(d)

Equity compensation plans approved by security holders
2004 Employee Stock Option Plan	107,352	1,168,648	$4.18	296,376
2004 Non-Executive Director Plan		177,000	4.79	23,000

Equity compensation plans not approved by security holders
Contractual warrant grants for services	-	376,760	6.65	-

Total	107,352	1,722,408	$4.78	319,376

Recent Issuances of Unregistered Securities.

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of March 14, 2012, we had approximately 899 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2011. In 2010, we issued a non-monetary dividend pursuant to which we distributed to our stockholders of record on October 8, 2010, on a pro-rata basis, an aggregate of 7,500,000 shares of common stock of Internet Media Services which we obtained in connection with the sale of our Legalstore business. The dividend was recorded at approximately $229,000 which was the book value of the investment as of September 23, 2010. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2011, including the fourth quarter.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated by reference herein.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

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

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes included in Item 8 of this Annual Report.

Overview

We were formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. We hold numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate three production facilities –a security and commercial printing facility, a packaging facility and a plastic card facility- where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology. In 2006, the Company began a series of acquisitions designed to expand its ability to produce its products for end-user customers. In 2006, we acquired P3, a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the DSS Plastics Group. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as Secuprint or DSS Printing Group. In 2010, the Company acquired Premier Packaging, a privately held packaging company located in the Rochester, New York area. Premier Packaging is also referred to herein as the DSS Packaging Group.

In October 2009, in an effort to focus more resources on our core businesses, we sold the assets and liabilities associated with the business of Legalstore, an internet company that sold legal documents and supplies, to Internet Media Services in exchange for 7,500,000 shares of common stock of Internet Media Services. In October 2010, we distributed our shares of Internet Media Services in the form of a dividend to our shareholders.

In May 2011, we acquired all of the capital stock of ExtraDev, a privately held information technology and cloud computing company located in the Rochester, New York area. ExtraDev had approximately $837,000 in revenue for the calendar year ended December 31, 2010. ExtraDev is also referred to herein as the DSS Digital Group.

Effective January 16, 2012, our board of directors amended our bylaws to increase the number of directors from seven to eight. On February 20, 2012, we appointed John Cronin to serve as a director to fill the vacancy created by such increase. Mr. Cronin became a director effective on February 21, 2012.

On February 20, 2012, as part of our long-term strategy to maximize the development and value of our intellectual property, we entered into an engagement letter with ipCapital for the provision of certain IP strategic consulting services to be performed by ipCapital during 2012. Also, on February 20, 2012, we entered into a second consulting agreement with ipCapital for the provision of strategic advice with respect to the development of our DSS Digital Group’s infrastructure and cloud computing business.

On February 20, 2012, we entered into a one year consulting agreement with Century Media Group for investor relations services, for the purpose of increasing our exposure to the investment community.

In 2011, we integrated our corporate brand and now do business in four operating segments as follows:

DSS Printing Group -Provides secure and commercial printing services for end-user customers along with technical support for the Company’s technology licensees. The division produces a wide array of printed materials such as security paper, vital records, prescription paper, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, brochures, direct mailing pieces, catalogs, business cards, etc. The division also provides the basis of research and development for its security printing technologies.

DSS Plastics Group -Manufactures laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, RFID and watermarks for printed plastic documents such as ID cards, event badges, and driver’s licenses.

DSS Packaging Group -Produces custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others. The division incorporates our security technologies into printed packaging to help companies prevent or deter brand and product counterfeiting.

DSS Digital Group -Provides data center centric solutions to businesses and governments delivered via the “cloud”. This division is also developing proprietary digital data security technologies based on the Company’s optical deterrent technologies.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 AND 2010

Revenue

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	% change

Revenue
Printing	$3,227,000	$4,697,000	-31%
Packaging	5,940,000	5,753,000	3%
Plastic IDs and cards	2,769,000	2,291,000	21%
Licensing and digital solutions	1,447,000	641,000	126%

Total Revenue	$13,383,000	$13,382,000	0%

Revenue - For the year ended December 31, 2011, revenue was approximately $13.4 million, nearly identical to revenue for the year ended December 31, 2010. Printing revenue declined 31% which was primarily the result of a significant decline in external sales at the Company’s commercial printing division, driven by the general decline in the Company’s commercial printing business that began in the second half of 2010 caused by the loss of a large direct mail customer along with a strategic reduction in the level of low profit margin commercial printing that the Company has determined does not fit its long-term business model. In addition, the Company increased the usage of its production capacity for the internal printing for its packaging division.

The Company’s packaging revenue increased 3% during 2011 as compared to 2010 while the Company’s plastics division revenue increased 21%. Packaging revenue increased as a result of 12 months of revenue being recognized in 2011 compared to approximately ten and a half months in 2010. Plastics division sales benefited from increases in sales of higher priced cards such as RFID cards and secure driver’s licenses. The Company’s technology licensing and digital solutions sales reflect approximately $666,000 in sales from the Company’s acquisition of ExtraDev in May 2011. Otherwise, technology licensing revenue increased 21% in 2011 as compared to 2010.

Gross profit

	Year Ended December 31, 2011	Year Ended December 31, 2010	% change

Costs of revenue
Printing	$2,928,000	$3,799,000	-23%
Packaging	4,431,000	4,387,000	1%
Plastic IDs and cards	1,698,000	1,505,000	13%
Licensing and digital solutions	154,000	5,000	2980%

Total cost of revenue	9,211,000	9,696,000	-5%

Gross profit
Printing	299,000	898,000	-67%
Packaging	1,509,000	1,366,000	10%
Plastic IDs and cards	1,071,000	786,000	36%
Licensing and digital solutions	1,293,000	636,000	103%

Total gross profit	$4,172,000	$3,686,000	13%

	Year Ended December 31, 2011	Year Ended December 31, 2010	% change
Gross profit percentage:	31%	28%	11%

Gross Profit - Costs of revenue decreased 5% in 2011 as compared to 2010 as a result of reduced equipment leasing costs and a general reduction in costs of sales due to an improvement in the mix of product sales during 2011, as the Company focused on higher margin sale opportunities, and due to lower labor costs at DSS Printing. As a result, gross profit increased 13% during 2011. The increase in gross profit was primarily due to the significant increases in gross profits in the Company’s packaging and plastics divisions due to favorable product sales mixes for each, along with a decrease in equipment lease costs which further favorably impacted the Plastics division. These increases were partially offset by a 67% decrease in gross profits from the Company’s printing division, which reflects the impact of the significant declines in commercial printing revenues causing fixed costs of sales to be a much larger percentage of cost of sales than comparable 2010 levels. Gross profits from licensing and digital sales increased 103% primarily due to the addition of gross profits from the Company’s new acquisition, ExtraDev, which occurred in May 2011.

Operating Expenses

	Year Ended December 31, 2011	Year Ended December 31, 2010	% change

Operating Expenses
Sales, general and administrative compensation	$3,782,000	$3,431,000	10%
Professional Fees	758,000	603,000	26%
Sales and marketing	519,000	238,000	118%
Research and development	285,000	265,000	8%
Rent and utilities	693,000	659,000	5%
Other	803,000	642,000	25%
	6,840,000	5,838,000	17%
Other Operating Expenses
Depreciation and software amortization	123,000	140,000	-12%
Stock based compensation	399,000	423,000	-6%
Impairment of patents	-	377,000	-100%
Amortization of intangibles	284,000	803,000	-65%
	806,000	1,743,000	-54%
Total Operating Expenses	$7,646,000	$7,581,000	1%

Sales, general and administrative compensation costs were 10% higher during 2011 as compared to 2010 which reflect additions in sales and marketing personnel made during 2011 along with the addition of seven people from the Company’s digital division.

Professional fees increased 26% during 2011 primarily due to increases in consulting fees, investor relations costs and legal fees.

Sales and marketing increased 118% during 2011 as the Company incurred increased travel and entertainment costs associated with a larger direct sales force, increased costs associated with internet based advertising, and higher costs due to an increase in trade show presence.

Research and development costs consist primarily of compensation costs for research personnel and direct costs for the use of third-party printers’ facilities to test our technologies on equipment that we do not have access to internally. Research and development costs increased due to an increase in compensation costs.

Rent and utilities expenses have increased primarily as a result of the acquisition of ExtraDev in May 2011. In addition, in September 2011, the Company purchased its packaging division building which reduced rent expense for that division.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses increased in 2011 as compared to 2010 primarly due to a $215,000 reversal of expense which had occurred during the third quarter of 2010 which did not occur in the third quarter of 2011. Otherwise, other operating expenses decreased approximately 7% during 2011.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation in 2011 was approximately $399,000 as compared to $423,000 in 2010 due to a general reduction in the fair value of awards made in previous periods.

Impairment of patent of $377,000 was recognized in 2010 as a result of adverse decisions in the Company’s patent infringement case against the ECB which caused the Company to reduce the estimated cash flows that supported the Company’s capitalized patent acquisition based intangible asset.

Amortization of intangibles expense decreased 65% in 2011 as compared to 2010 due to the reduction in the Company’s net capitalized patent acquisition and defense costs asset and completion of amortization of intangibles in the Plastics division early in 2011, offset by increases in intangible asset amortization as a result of the acquisition of other intangible assets in conjunction with the Company’s acquisition of ExtraDev in May 2011.

Other Income and expenses

	Year Ended December 31, 2011	Year Ended December 31, 2010	% change

Other income (expense):
Change in fair value of derivative liability	$361,000	$-	100%
Interest expense	(259,000)	(290,000)	-11%
Amortizaton of note discount	-	(420,000)	-100%
Loss in equity investment	-	(121,000)	-100%
Other income	-	143,000	-100%

Other income (expense), net	$102,000	$(688,000)	-115%

Change in fair value of derivative liability: In late 2010, the Company issued various financial instruments to an investor in connection with a stock purchase agreement which contained certain provisions that resulted in a derivative liability. On February 18, 2011 the Company entered into certain amendments with the investor for the purpose of modifying the terms of the financial instruments that among other things eliminated the provisions of the financial instruments that had created the derivative liabilities. As a result, the Company determined the fair value of the derivative liability as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability from December 31, 2010 of $360,922 in the statement of operations.

Interest expense: During 2011, interest expense decreased as a result of a decreased in interest rates achieved by the Company due to the refinancing and paydowns of certain debts during 2011, with the highest rates of interest.

Amortization of note discount: During 2009, the Company entered into two convertible notes that had conversion features at below fair value and therefore, a beneficial conversion feature. Accordingly, the Company determined that a total of approximately $420,000 of note discount had been created as a result of the beneficial conversion features and a warrant issued with the debt. The Company was amortizing this expense over the expected life of the convertible notes. On November 29, 2010, the holder exercised the conversion feature of the $350,000 Convertible Note for 218,750 shares of common stock, par value $0.02 which retired the debt in full. In conjunction with the conversion, the Company recognized approximately $63,000 of note discount expense. On December 24, 2010, the holder of the note exercised the conversion feature of the $450,000 Convertible Note for 260,116 shares of common stock, par value $0.02 which retired the debt in full. In conjunction with the conversion, the Company recognized approximately $200,000 of note discount expense. There was no note discount expense in 2011.

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

Other Income: In March 2010, the Company received notification that it was due approximately $143,000 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits for the tax year ended 2008 which the Company received in April 2010. The Company did not receive any QETC refundable tax credits during 2011.

Income Taxes

	Year Ended December 31, 2011	Year Ended December 31, 2010	% change

Income tax benefit, net	(150,000)	(1,122,000)	-87%

While the Company did not have taxable income during 2011 and 2010, respectively, the Company did recognize deferred tax benefits associated with acquisitions made during each period. In 2011, the Company recognized a $169,000 deferred tax benefit during 2011. As a result of its acquisition of ExtraDev a temporary difference between the book fair value and tax basis for the equipment and other intangible assets acquired was created resulting in a deferred tax liability and additional goodwill. With the increase in deferred tax liability the Company reduced the deferred tax asset valuation account and recognized a deferred tax benefit. The Company recognized a $1,141,000 deferred tax benefit during 2010. As a result of its acquisition of Premier Packaging a temporary difference between the book fair value and tax basis for the equipment and other intangible assets acquired was created resulting in a deferred tax liability and additional goodwill. With the increase in deferred tax liability the Company reduced the deferred tax asset valuation account and recognized a deferred tax benefit.

Net Loss and Loss Per Share

	Year Ended December 31, 2011	Year Ended December 31, 2010	% change
Net loss	$(3,222,000)	$(3,463,000)	-7%

Net loss per share, basic and diluted	$(0.17)	$(0.20)	-15%

Weighted average common shares outstanding, basic and diluted	19,454,046	17,755,141	10%

During 2011, the Company had a net loss of $3,222,000, representing a 7% decrease from the net loss of 2010. The decrease in net loss was primarily the result of an increase in the Company’s gross profit due to an improved product sales mix and an increase in net other income, offset by an increase in operating expenses and a significant decrease in deferred tax benefit. Without the impact of the difference in deferred tax benefit between 2011 and 2010, the Company’s net loss would have reflected a year over year decrease of approximately 27%.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the private placement of equity securities and debt financings. As of December 31, 2011, we had cash of $718,000. In addition, the Company had approximately $330,000 available to its packaging division and approximately $44,000 available to its Digital division under its revolving credit line with a financial institution.

On August 30, 2011, Premier Packaging entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Bzdick Properties, LLC, a New York limited liability company (“Bzdick Properties”), to purchase the commercial real property known as 6 Framark Drive, Victor, New York (the “Real Estate”) for $1,500,000, which consisted of a $150,000 cash down payment, a $150,000 subordinated promissory note (the “DSS Note”) and a $1,200,000 loan from Citizens Bank. Prior to this transaction, Premier Packaging was leasing the Real Estate from Bzdick Properties under a lease which was set to expire in January 2020 at the rental rate of $13,333. By purchasing the Real Estate, the Company reduced its net monthly outflow of cash by approximately $5,000 per month.

On December 30, 2011, we issued a convertible promissory note to Mayer Laufer (the “Lender”), in the principal amount of $575,000. The proceeds of the note were used to pay off a note previously entered into between one of our subsidiaries, Secuprint, and the Lender. Under the December 30, 2011 note, Lender may, at any time during the one year term of the note, convert up to $575,000 of the principal amount into shares of the Company’s common stock at a conversion price of $2.21 per share.

On February 13, 2012, we completed the sale of $3,000,000 of units to investors in a private placement (the “Offering”). Net proceeds to the Company from the Offering were approximately $2,800,000. The Offering consisted of the sale of common stock and warrants. A total of 967,740 shares of common stock were sold, and warrants to purchase up to an aggregate of 483,870 shares of common stock at a price of $3.10 per share were issued to the investors in the Offering. The net proceeds of the Offering will be used for working capital purposes, payment of debt, and for further development of the Company’s intellectual property portfolio.

On February 29, 2012, we entered into an agreement whereby an existing commercial term note in the original principal amount of $650,000 was sold and transferred to an investor for a purchase price of $578,396. In connection with the sale and transfer of the commercial term note, the Company agreed to amend certain terms of the original note. The Company agreed to extend the maturity date of the note until July 13, 2013, and to structure the note as a convertible note under which the investor has a right to convert the principal and any accrued interest due thereunder into shares of the Company’s common stock, at a conversion price of $3.30 per share, subject to adjustment upon the happening of certain corporate events set forth in the transaction agreements. The Company’s purpose for entering into the transaction was to provide the possibility that the indebtedness under the original note would be converted to equity in the near future.

Operating Cash Flow – During 2011, the Company used approximately $2.1 million of cash for operations, a 21% increase from our use of cash for operations in 2010, which generally reflected the Company’s paydown of accounts payables and an increase in payments for inventory.

Investing Cash Flow - During 2011, the Company spent approximately $596,000 on equipment additions and patent related costs. During 2011, the Company purchased its Packaging division’s 40,000 square foot facility, primarily financed by a $1,200,000 10-year note from Citizens Bank, a $150,000 related party note due by March 31, 2012, and $150,000 in cash.

Financing Cash Flows - The Company used a net of approximately $711,000 of cash for financing activities including payments under debt of $359,000 and capitalized lease obligations of $88,000. In addition, the Company paid $240,000 in accrued placement agent fees in January 2011 for the sale of equity which had occurred in December 2010. As noted above, the Company borrowed $1,200,000 under at 10-Year note for purchase of the Company’s Packaging division’s 40,000 square foot facility.

Future Capital Needs - As of December 31, 2011, we had cash of approximately $718,000. In addition, the Company had approximately $330,000 available to its Packaging division and $44,000 available to its Digital division under a revolving credit line with a financial institution. In February 2012, the Company raised approximately $2,800,000 in net proceeds from a private placement of its common stock and warrants to address the Company’s near term financing needs. The Company believes that its current cash resources and credit line resources provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2011 or 2010 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2011 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, stock based compensation valuations, the valuation of intangible assets, and allocation of assets in business combinations. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company performed the annual assessment and has determined that no impairment is necessary during the years ended December 31, 2011 and 2010.

Other Intangible Assets and Patent Defense Costs

Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful. The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful. The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs. Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis. The Company amortizes its other intangible assets over their estimated useful lives. Patents are amortized over the remaining legal life, up to 20 years. Intangible asset amortization expense is generally classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material. There was no impairment charges during the year ended December 31, 2011. Impairment of patent acquisition costs of $377,000 was recognized in the fourth quarter of 2010 as a result of adverse decisions in the Company’s patent infringement case against the ECB which caused the Company to reduce the estimated cash flows that supported the Company’s capitalized patent acquisition based intangible asset.

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

Revenue Recognition

Sales of security and commercial printing products, packaging, and plastic cards are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. The Company recognizes revenue from printing technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

For digital solutions sales, revenue is recognized in accordance with the FASB ASC 985-605. Accordingly, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured. We recognize cloud computing revenue, including data backup, recovery and security services, on a monthly basis, beginning on the date the customer commences use of our services. Professional services are recognized in the period services are provided.

Business Combinations

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

Share-Based Payments

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes-Merton model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table.

	Year Ended December 31,
	2011	2010

Volatility	55.0%	54.3%
Expected option term	4.71 years	3.8 years
Risk-free interest rate	2.1%	2.5%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. FASB ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis and a valuation allowance is provided or released, as necessary. Since the Company has had cumulative losses in recent years, the accounting guidance suggest that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2011 and 2010, the Company has elected to record a valuation allowance to reduce net deferred tax assets to zero.

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

Investment Valuation and Deconsolidation

On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services whereby the Company sold the assets and liabilities of Legalstore, a division of the Company, in exchange for 7,500,000 shares of common stock of Internet Media Services.  The Company recorded its investment in Internet Media Services as an equity method investment at the fair market value of the business sold. Management determined that the transaction did not qualify as a non-monetary exchange due to the exception noted in FASB ASC 845-10 (A transfer of assets to an entity in exchange for an equity interest in that entity).  Management determined that the transaction qualified as a derecoginition of a subsidiary under FASB ASC 810-10-40.  Therefore, the Company accounted for the deconsolidation of a subsidiary (“the business”) by recording the consideration received at fair market value and recognizing a gain in net income measured as the difference between: the fair value of the consideration received (7,500,000 shares of common stock of Internet Media Services or a 37% interest) and the carrying value of the assets and liabilities sold.  Given that the consideration received was not readily measurable because of the lack of activity in Internet Media Services shares prior to the transaction, the Company determined that the value of the “business transferred” was more readily measurable by determining the fair market value of the business transferred based on a discounted cash flow model.   The Company recorded the equity method investment at fair value.  Under the equity method investment the Company is required to account for the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee as if the investee were a consolidated subsidiary.  If the investor is unable to relate the difference to specific accounts of the investee (e.g., property and equipment), the difference should be considered to be the same as goodwill.  Investors should not amortize goodwill associated with equity method investments after the date FASB ASC 350 is initially applied by the entity in its entirety.  The Company determined that given the lack of activity in Internet Media Services shares prior to the transaction, the difference between the cost of the investment (fair market value) and the underlying equity interest is attributable to goodwill.  The Company reported the activity in operating loss and not as discontinued operations because the operations and cash flows of the component had not been eliminated from the ongoing operations of the entity as a result of the equity method investment and because the Company had significant continuing involvement in the operations of Internet Media Services after the disposal transaction because of its ownership percentage and board representation.

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

Derivative Instruments- The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive income and other liabilities at December 31, 2011, was approximately $111,000 ($26,000- December 31, 2010).

The Company has notional amounts of approximately $2,143,000 as of December 31, 2011 on its interest rate swap agreements for its Citizens Bank debt. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$950,000	4.02%	5.70%	February 1, 2015
$1,193,445	3.42%	5.865%	August 30, 2021

The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes-Merton binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. Future changes in the fair value of the derivatives liabilities, if any, will be recorded in the statement of operations as gains or losses from derivative liabilities. The derivative liability resulting from the warrant is classified as a Level 3 measurement.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The adoption of ASU 2011 is not expected to have a material impact on the consolidated financial statements.

In June 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and the Company is currently evaluating which presentation option it will utilize for comprehensive income in its consolidated financial statement.

In September 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK CPAs, P.C.

(Formerly known as FREED MAXICK & BATTAGLIA, CPAs, PC)

Buffalo, New York

March 19, 2012

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2011	2010

ASSETS

Current assets:
Cash	$717,679	$4,086,574
Accounts receivable, net of allowance of $76,000 ($66,000- 2010)	1,595,750	2,227,877
Inventory	783,442	601,359
Prepaid expenses and other current assets	95,399	231,190
Total current assets	3,192,270	7,147,000

Property, plant and equipment, net	4,019,829	2,543,494
Other assets	244,356	325,953
Goodwill	3,322,799	3,084,121
Other intangible assets, net	2,043,212	1,847,859

Total assets	$12,822,466	$14,948,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,666,963	$1,828,138
Accrued expenses and other current liabilities	1,142,629	1,286,529
Revolving lines of credit	763,736	614,833
Short-term loan from related party	150,000	-
Current portion of long-term debt	460,598	300,000
Current portion of capital lease obligations	88,172	88,776
Total current liabilities	4,272,098	4,118,276

Revolving note from related party	-	583,000
Long-term debt, net of unamortized discount of $88,000 ($0-2010)	2,819,783	1,578,242
Interest rate swap hedging liabilities	110,688	25,834
Capital lease obligations	11,133	98,532
Deferred tax liability	108,727	89,779
Derivative liabilities	-	3,866,836
Commitments and contingencies (see Note 12)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 19,513,132 shares issued and outstanding
(19,391,319 in 2010)	390,262	387,825
Additional paid-in capital	48,395,241	44,178,569
Accumulated other comprehensive loss	(110,688)	(25,834)
Accumulated deficit	(43,174,778)	(39,952,632)

Total stockholders' equity	5,500,037	4,587,928

Total liabilities and stockholders' equity	$12,822,466	$14,948,427

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2011	2010

Revenue
Printing	$3,227,457	$4,697,142
Packaging	5,940,077	5,752,601
Plastic IDs and cards	2,769,085	2,290,788
Licensing and digital solutions	1,446,985	641,050
Total revenue	13,383,604	13,381,581

Costs of revenue
Printing	2,928,410	3,799,108
Packaging	4,430,860	4,386,829
Plastic IDs and cards	1,698,439	1,504,844
Licensing and digital solutions	154,016	5,476
Total costs of revenue	9,211,725	9,696,257

Gross profit	4,171,879	3,685,324

Operating expenses:
Selling, general and administrative	7,075,822	6,136,152
Research and development	285,450	265,360
Impairment of intangible assets	-	376,481
Amortization of intangibles	284,716	803,468
Operating expenses	7,645,988	7,581,461

Operating loss	(3,474,109)	(3,896,137)

Other income (expense):
Change in fair value of derivative liability	360,922	-
Interest expense	(259,142)	(290,087)
Loss on equity investment	-	(121,393)
Amortizaton of note discount	-	(420,385)
Other income	-	143,061
Loss before income taxes	(3,372,329)	(4,584,941)

Income tax benefit	(150,183)	(1,122,091)

Net loss	$(3,222,146)	$(3,462,850)

Other comprehensive loss:
Interest rate swap loss	(84,854)	(25,834)

Comprehensive loss	$(3,307,000)	$(3,488,684)

Net loss per share -basic and diluted:	$(0.17)	$(0.20)

Dividend per share	$-	$0.01

Weighted average common shares outstanding, basic and diluted	19,454,046	17,755,141

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2011	2010

Cash flows from operating activities:
Net loss	$(3,222,146)	$(3,462,850)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	766,977	1,261,122
Stock based compensation	398,090	423,471
Amortization of note discount	-	420,385
Loss on equity investment	-	121,393
Change in fair value of derivative liability	(360,922)	-
Deferred tax benefit	(169,131)	(1,141,040)
Intangible asset impairment	-	376,481
(Increase) decrease in assets:
Accounts receivable	701,482	200,339
Inventory	(182,083)	86,977
Prepaid expenses and other assets	112,911	(101,465)
Increase (decrease) in liabilities:
Accounts payable	(229,528)	(209,516)
Accrued expenses and other current liabilities	59,845	265,450
Net cash used by operating activities	(2,124,505)	(1,759,253)

Cash flows from investing activities:
Purchase of property, plant and equipment	(523,596)	(157,422)
Purchase of other intangible assets	(72,069)	(269,729)
Acquisition of business	61,995	(2,000,000)
Net cash used by investing activities	(533,670)	(2,427,151)

Cash flows from financing activities:
Net (payments) borrowings on revolving lines of credit	(90,256)	342,428
Borrowings on long-term debt	-	1,553,242
Payments of long-term debt	(359,399)	(250,000)
Payments of capital lease obligations	(88,003)	(73,283)
Issuance of common stock, net of issuance costs	(173,062)	6,251,696
Net cash (used) provided by financing activities	(710,720)	7,824,083

Net (decrease) increase in cash	(3,368,895)	3,637,679
Cash beginning of period	4,086,574	448,895

Cash end of period	$717,679	$4,086,574

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2009	16,397,887	$327,957	$38,399,033	$-	$(36,489,782)	$2,237,208

Issuance of common stock, net	1,729,129	34,583	5,977,113	-	-	6,011,696
Issuance of common stock for acquisition of Premier Packaging	735,437	14,709	2,551,966	-	-	2,566,675
Stock based payments, net of tax effect	50,000	1,000	555,476	-	-	556,476
Property dividend			(228,607)	-	-	(228,607)
Conversion of debt	478,866	9,576	790,424	-	-	800,000
Other comprehensive loss				(25,834)	-	(25,834)
Derivative liabilities			(3,866,836)			(3,866,836)
Net Loss				-	(3,462,850)	(3,462,850)

Balance, December 31, 2010	19,391,319	$387,825	$44,178,569	$(25,834)	$(39,952,632)	$4,587,928

Issuance of common stock, net	39,461	789	66,146	-	-	66,935
Issuance of common stock for acquisition of ExtraDev, Inc.	82,352	1,648	272,585	-	-	274,233
Stock based payments, net of tax effect			283,565	-	-	283,565
Beneficial conversion feature			88,462	-		88,462
Other comprehensive loss				(84,854)	-	(84,854)
Elimination of derivative liabilities			3,505,914	-	-	3,505,914
Net Loss				-	(3,222,146)	(3,222,146)

Balance, December 31, 2011	19,513,132	$390,262	$48,395,241	$(110,688)	$(43,174,778)	$5,500,037

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - DESCRIPTION OF BUSINESS

The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. In addition, the Company develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. We have developed security technologies that are applied during the normal printing process. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protection and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

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

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2011, the Company established a reserve for doubtful accounts of approximately $76,000 ($66,000 – 2010). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2011 was approximately $482,000 ($458,000 - 2010).

Investment - On October 8, 2009, the Company entered into an Asset Purchase Agreement with Internet Media Services, Inc. (“IMS”) whereby the Company sold the assets and liabilities of Legalstore.com, a division of the Company, in exchange for 7,500,000 shares of common stock of IMS. The Company recorded its investment in IMS as an equity method investment at the fair market value of the business sold. Management determined that the transaction qualified as a derecoginition of a subsidiary under ASC 810-10-40. The Company recognized gains or losses on its investment under the equity method of accounting for investments. During the nine months ended September 30, 2010, the Company recorded a cumulative loss on its investment of approximately $121,000. On September 23, 2010, the Company’s Board of Directors declared a dividend whereas the Company distributed to its stockholders of record on October 8, 2010 on a pro-rata basis its 7,500,000 shares of stock of IMS. As a result, the Company recorded a dividend of approximately $229,000 which was the book value of the investment as of September 23, 2010. There was no loss on investment in IMS during the year ended December 31, 2011 as the Company no longer owned shares in IMS as of September 23, 2010.

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

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company performed the annual assessment and has determined that no impairment is necessary during the years ended December 31, 2011 and 2010.

Other Intangible Assets, Patent Defense Costs and Patent Application Costs– Other intangible assets consists of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, customer lists and non-compete agreements obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful. The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful. The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs. Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

Impairment of Long-Lived Assets - The Company accounts for long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. An impairment of patent acquisition costs of $377,000 was recognized in the fourth quarter of 2010 as a result of adverse decisions in the Company’s patent infringement case against the ECB which caused the Company to reduce the estimated cash flows that supported the Company’s capitalized patent acquisition based intangible asset. No impairments were recognized during the year ended December 31, 2011.

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Instruments- The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans (See Note 6). These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive income and other liabilities at December 31, 2011, was approximately $111,000 ($26,000- December 31, 2010).

The Company has notional amounts of approximately $2,143,000 as of December 31, 2011 on its interest rate swap agreements for its Citizens Bank debt. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$950,000	4.02%	5.70%	February 1, 2015
$1,193,445	3.42%	5.865%	August 30, 2021

The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes-Merton or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. Future changes in the fair value of the derivatives liabilities, if any, will be recorded in the statement of operations as gains or losses from derivative liabilities. The derivative liability resulting from the warrant is classified as a Level 3 measurement.

Conventional Convertible Debt -When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument are first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants. The Company records a BCF as a debt discount pursuant to FASB ASC Topic 470-20. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method. During 2010, the holders of both of the Company’s convertible notes totaling $800,000 exercised the conversion features of the respective convertible notes for an aggregate of 478,866 shares of the Company’s common stock, which retired the debt in full. In conjunction with the conversions, the Company recognized approximately $420,000 of unamortized note discount expense during 2010. There was no note discount expense in 2011.

Share-Based Payments - Compensation cost for stock awards are measured at fair value and recognize compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes-Merton model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Revenue Recognition - Sales of security and commercial printing products, packaging, and plastic cards are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. The Company recognizes revenue from printing technology licenses once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

For digital solutions sales, revenue is recognized in accordance with the FASB ASC 985-605. Accordingly, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured. We recognize cloud computing revenue, including data backup, recovery and security services, on a monthly basis, beginning on the date the customer commences use of our services. Professional services are recognized in the period services are provided.

Advertising Costs– Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were $70,000 in 2011 ($32,000 – 2010).

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

For the years ended December 31, 2011 and 2010, there were up to 3,205,693 and 2,767,131, respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could potentially dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective years. On February 13, 2012, the Company issued 967,740 shares in a private placement. In addition, in 2012, the Company issued 541,934 warrants in a private placement, 550,000 warrants for consulting services, and up to 175,272 shares potentially issuable under a convertible debt agreement, all of which would potentially dilute basic earnings per share in the future.

Comprehensive Loss -Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. The change in fair value of interest rate swaps were the only item impacting accumulated other comprehensive loss for the years ended December 31, 2011 and 2010.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2011 one customer accounted for 19% of the Company’s consolidated revenue. As of December 31, 2011, this customer accounted for 18% of the Company’s trade accounts receivable balance. During 2010 two customers accounted for 25% and 10% of the Company’s total revenue from continuing operations, respectively. As of December 31, 2010, these customers accounted for 37% and 7% of the Company’s trade accounts receivable balance, respectively. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Recent Accounting Pronouncements - In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The adoption of ASU 2011 is not expected to have a material impact on the consolidated financial statements.

In June 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and the Company is currently evaluating which presentation option it will utilize for comprehensive income in its consolidated financial statement.

In September 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

NOTE 3. – INVENTORY

Inventory consisted of the following at December 31, 2011:

	2011	2010

Finished Goods	$421,965	$193,346
Work in process	73,669	86,776
Raw Materials	287,808	321,237

	$783,442	$601,359

NOTE 4. - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following at December 31:

		2011		2010
	Estimated Useful Life	Purchased	Under Capital Leases	Purchased	Under Capital Leases

Machinery & equipment	5-7 years	$2,943,401	$369,114	$2,514,045	$369,114
Building	39 years	1,345,523	-	-	-
Land		185,000	-	-	-
Leasehold improvements	up to 13 years (1)	741,919	-	741,919	-
Furniture & fixtures	7 years	104,709	-	104,709	-
Software & websites	3 years	356,125	-	356,125	-

Total cost		$5,676,677	$369,114	$3,716,798	$369,114
Less accumulated depreciation		1,822,506	203,456	1,391,693	150,725

Net		$3,854,171	$165,658	$2,325,105	$218,389

(1) Expiration of lease term

NOTE 5. - INTANGIBLE ASSETS

Goodwill - The Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. As of December 31, 2011, the Company had goodwill of approximately $3,323,000 ($3,084,000 December 31, 2010) attributable to the Company’s printing division ($631,000) , packaging division ($1,768,000), plastics division ($685,000) and digital division ($239,000), respectively.

Other Intangible Assets - Other intangible assets are comprised of the following at December 31:

		2011			2010
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	2,405,300	999,761	1,405,539	2,038,300	815,177	1,223,123
Patent acquisition and defense costs	Varied	-	-	-	4,729,889	4,729,889	-
Patent application costs	Varied (1)	843,145	205,472	637,673	843,693	218,957	624,736
		$3,248,445	$1,205,233	$2,043,212	$7,611,882	$5,764,023	$1,847,859

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of December 31, 2011 the weighted average remaining useful life of these assets in service was 12 years.

Actual amortization expense for the years ended December 31, 2011 amounted to approximately $285,000 ($803,000 -2010). Expected amortization for each of the next five years is as follows:

2012	291,515
2013	291,515
2014	291,515
2015	206,348
2016	171,815
Thereafter	790,504
$2,043,212

Acquired Intangible Assets – Acquired intangibles are recorded by the Company in conjunction with business combinations. In May 2011, the Company acquired intangible assets associated with its acquisition of ExtraDev as described in Note 8. The Company valued these intangible assets were valued at $408,000 and consist of customer lists, amortized over the expected life of 10 years, and a non-compete agreement, amortized over the expected life of 5 years.

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

Patent defense costs were comprised of legal cost associated with the Company’s patent infringement suit against the ECB which the Company commenced in 2005.  The Company based it decision to defer the costs associated with this case on the principal that successful patent defense costs are capitalizable.  During the course of the ECB litigation, the most significant events in the case were challenges of patent validity by the ECB in nine jurisdictions in Europe as a core component of its defense.  The Company believed that the ECB’s challenge of patent validity represented the biggest hurdle to a successful outcome of the overall infringement case.  During the course of the ECB litigation, the Company spent approximately $4,247,000 on legal and related court cost associated with defending the patent in these jurisdictions.   The Company amortized these costs over the expected life of the patent which expired as of January 2010.   During the course of the ECB litigation, the Company analyzed the recoverability of its capitalized patent defense costs.  The Company used the potential proceeds from its ECB Litigation as the primary source of future cash flows.  Specifically, the Company used assumptions of banknote production volumes during the alleged infringement period and estimated banknote production costs from third party sources to determine the estimated total costs of the production of the Euro banknotes in each year of infringement.  The Company then applied a royalty rate that the Company generally charges international licensees and that the Company believes is consistent with industry standards to determine the amount that would be due to the Company if the ECB had licensed the technology from the Company on the Company’s standard licensing terms.   The Company uses this amount as an estimate of the gross proceeds it could receive from a successful outcome of the litigation in all jurisdictions.  The Company then allocated these potential proceeds by the percent of circulation of each jurisdiction in which the Company has ongoing litigation to determine the potential proceeds of a successful outcome in the jurisdictions where the patent has been held as valid or where the patent validity has not yet been determined.  Finally, the Company used a probability factor in its analysis that discounts these potential future proceeds that takes into account the different status levels of each jurisdiction.   Thus, the Company determined a probability based cash flow which is compared to the net patent defense costs balance to determine whether an impairment of these costs has occurred.    As of December 31, 2010, the net unamortized balance of acquired patent assets was $377,000, which was recorded in the corporate segment. As a result of the losses in the appeal of two court decisions in the fourth quarter of 2010 related to the Company’s infringement case against the ECB (as described in Note 12- Legal Proceedings), the Company’s management determined that an impairment of this asset occurred as it is more likely than not that the Company would not receive proceeds from infringement litigation in these non-European jurisdictions, and the remaining balance was considered impaired. As of December 31, 2011, there were no longer any unamortized patent defense costs or patent acquisition costs reflected on the Company’s balance sheet.

NOTE 6. – SHORT TERM AND LONG TERM DEBT

Revolving Credit Lines- On February 12, 2010, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging (“Premier”) pursuant to which Citizens Bank provided Premier with a revolving credit line of up to $1,000,000.   The revolving line of credit is accessible by Premier subject to certain terms, scheduled to mature on July 13, 2011 and is payable in monthly installments of interest only beginning on March 1, 2010. Interest accrued at 1 Month LIBOR plus 3.75% (4.02% at December 31, 2011).   On July 26, 2011, the Company entered into a Second Amended and Restated Credit Facility Agreement with Citizens (the “Second Credit Facility Agreement”) for the purpose of amending the Amended and Restated Credit Facility Agreement dated as of October 8, 2010, as amended on February 24, 2011 (the “Original Credit Facility Agreement”). The Second Credit Facility Agreement provides for a revolving line of credit up to $1,000,000 to Premier. The effect of the Second Credit Facility Agreement was the elimination of the “borrowing base” component of the Original Revolving Note and the extension of the maturity date to May 31, 2012. As of December 31, 2011, the revolving line had a balance of $669,785 ($614,833 -2010).

On May 12, 2011, in conjunction with the Company’s acquisition of ExtraDev, the Company assumed revolving credit lines and open credit card accounts totaling approximately $239,000, comprising of a $100,000 revolving line of credit with a bank at 4.75% with an outstanding balance of $63,000, a $100,000 revolving line of credit with a bank at 8.09% with an outstanding balance of $86,000, and various credits cards with an aggregate outstanding balance of approximately $90,000. The line of credit with the $86,000 balance was paid in full during the year ended December 31, 2011 and the line of credit was closed. All of the credit lines are secured by personal guarantees of the former ExtraDev owners. In accordance with the purchase agreement with ExtraDev, the Company committed to paying these balances within 90 days of acquisition. In August, the Company reached an informal agreement with the former owners of ExtraDev whereas the Company would make monthly payments against the balances of these accounts of at least $25,000 in order to pay-down these liabilities. As of December 31, 2011, the aggregate balance of the ExtraDev credit lines was $93,951.

Short-Term Loan from Related Party - The DSS Note issued to Bzdick Properties, totaling $150,000, matures on March 31, 2012, and accrues interest at an annualized rate of 9.5% per annum. Prepayment of principal may be made without penalty. The DSS Note calls for interest only payments during its term with a balloon payment due at maturity, and will be secured by a guaranty agreement running from Premier to Bzdick Properties.  The DSS Note is subordinated to the Citizens loan documents. One of the members of Bzdick Properties is Robert Bzdick, who also serves as a director and chief operating officer of DSS, and as such is a related party to both DSS and Premier. The Company paid approximately $3,000 interest on this loan during the year ended Decemember 31, 2011. As of December 31, 2011, the Note had a balance of $150,000.

Long-Term Debt - On December 9, 2009, the Company entered into a $575,000 promissory note with an accredited investor (“Note”) which matures November 24, 2012 and accrues interest at 10% annually, payable quarterly.   The Note is secured by the assets of the Company’s wholly owned subsidiary, Secuprint Inc. (a/k/a DSS Printing Group).   Under the terms of the Note, the Company is required to comply with various covenants. On December 30, 2011, the Company refinanced this Note with a Convertible Note which matures on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly in arrears commencing on March 31, 2012. The Convertible Note for $575,000 can be converted at any time during the term at Lender’s option into a total of 260,180 of the Company’s common stock at $2.21 per share. In conjunction with the Convertible Note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000 which was recorded as a debt discount and will be amortized over the term of the Note. The Note is secured by all of the assets (excluding assets leased) of Secuprint and is subject to various events of default. As of December 31, 2011, the balance of the Note was $575,000 ($575,000-2010).

On February 12, 2010, in conjunction with the Credit Facility Agreement, the Company entered into a term loan with Citizens Bank for $1,500,000.   The proceeds of the term loan were used to partially satisfy the purchase price of Premier. The Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, including financial covenants (fixed charge coverage ratio, tangible net worth, and current ratio requirements) and events of default and is secured by all of the assets of Premier.   The $1,500,000 term loan was scheduled to mature on March 1, 2013 and was payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest was accruing at 1 Month LIBOR plus 3.75% (4.02% at December 31, 2011).  The Company subsequently entered into an interest rate swap agreement (See Note 2) to lock into a 5.6% effective interest over the life of the term loan. On July 26, 2011, the Company entered into the Second Credit Facility Agreement for the purpose of amending the Original Credit Facility Agreement. The Second Credit Facility Agreement provides for a loan of $1,075,000 to Premier. The Company subsequently amended the interest rate swap agreement to lock into a 5.7% effective interest over the life of the amended loan. The effect of the Second Credit Facility Agreement was the extension of the payment term of the Original Note to February 1, 2015 and the elimination of the $625,000 balloon payment originally due on July 1, 2013 under the Original Note. As of December 31, 2011, the balance of the Note was approximately $950,000 ($1,250,000 -2010).

On June 29, 2011, the Company and P3 entered into a Commercial Term Note (the “Note”) with Neil Neuman (”Neuman”) whereby the Company borrowed $650,000 from Neuman. The applicable interest rate under the Note is 6.5% per annum, and the term is forty-eight months (the “Term”). Commencing on August 1, 2011, the Company will pay monthly installments of $13,585 for the Term of the Note, and a final balloon payment of $100,000 on August 1, 2015. Any reasonable expense incurred by Neuman (including reasonable attorneys’ fees and disbursements) in connection with the administration or enforcement of the Note shall be paid by the Company and, if not timely paid, shall earn interest at the same rate as the principal. The Company may prepay all or a portion of the outstanding principal balance prior to maturity at any time, without penalty. The Note is collateralized by all of the machinery and equipment of P3. Neuman is neither an affiliate of, nor a related party to, the Company or P3. The proceeds from the Note were used to pay in full all sums owed by the Company under a Related Party Credit Agreement executed between the Company and Fagenson & Co., Inc., as agent for certain lenders, including Neuman, dated January 4, 2008. Upon such payment the Credit Agreement between the Company and Fagenson & Co., Inc. was terminated in its entirety. As of December 31, 2011, the Note had a balance of $599,462. See Subsequent Event footnote 15 for Amendment and Purchase of this Note.

On December 9, 2009, the Company used the proceeds from a $350,000 Convertible Note and a $575,000 Promissory Note (collectively, the “Notes”), respectively, to pay in full a $900,000 Term Note.   The $350,000 Convertible Note was set to mature on November 24, 2012, accrued interest at 10% and was convertible into up to 218,750 shares of Document Security Systems common stock.  The $575,000 Promissory Note matures on November 24, 2012 accrues interest at 10%, payable quarterly.   Both Notes are secured with equal rights by the assets of the Company’s wholly owned subsidiary, DPI. In conjunction with the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $94,000 which was recorded as discount on debt and was being amortized over the term of the Note.  On November 29, 2010, the holder exercised the conversion feature of the $350,000 Convertible Note for 218,750 shares of the Company’s common stock, par value $0.02 which retired the debt in full.  In conjunction with the conversion, the Company recognized approximately $63,000 of note discount expense.

On December 30, 2009, the Company used the proceeds from a $450,000 Convertible Note (“Note”) to pay in full $450,000 due under a previous Related Party Credit Facility due to the Company’s CEO.   The $450,000 Note was set to mature on June 23, 2012, accrued interest at 8%, and was convertible into up to 260,116 shares of the Company’s common stock, and was secured by the accounts receivable of the Company, excluding the accounts receivable of the Company’s wholly owned subsidiaries, P3 and Secuprint.   In conjunction with the Note, the Company issued to the holders of the Note warrants to purchase up to 65,000 shares of the Company’s common stock within five years at $2.00 per share.  The estimated fair market value of these warrants was determined using the Black Scholes-Merton option pricing model at approximately $72,000, which was recorded as discount on debt and is being amortized over the term of the Note.  Furthermore, in conjunction with this Note, the Company determined a beneficial conversion feature existed amounting to approximately $257,000, which was recorded as discount on debt and is being amortized over the term of the Note.   In addition, the Company recorded expense of approximately $110,000 for the fair value of 40,000 warrants to purchase the shares of the Company’s common stock at $2.00 issuable under the terms of the  Note as a result of the Company’s failure to timely file a registration statement for the shares issuable upon conversion of the Note and underlying the warrants, respectively,   On December 24, 2010, the holder of the Note exercised the conversion feature of the Note for 260,116 shares of the Company’s common stock, par value $0.02 which retired the debt in full.  In conjunction with the conversion, the Company recognized approximately $200,000 of note discount expense.

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

The purchase price for the Real Estate was $1,500,000. The purchase price consisted of a $150,000 cash down payment, a $150,000 subordinated promissory note (the “DSS Note”) from DSS to Bzdick Properties, and a $1,200,000 loan obtained by Premier from Citizens Bank. The Citizens loan documents for the Real Estate transaction consisted of a Promissory Note (the “Citizens Promissory Note”), an Amended and Restated Promissory Note (the “Citizens Amended and Restated Note”), a Mortgage and Security Agreement (the “Citizens Mortgage”), a Consolidation, Modification and Extension Agreement (the “Citizens Consolidation”), a Guaranty Agreement (the “Citizens Guaranty”) and an Indemnity Agreement (the “Citizens Indemnity”), each executed on August 30, 2011. Monthly payments of principal and interest in the amount of $7,658 and interest of 1 month LIBOR plus 3.15% (3.42% at December 31, 2011) are due under the Citizens Amended and Restated Note. Concurrently with the transaction, the Company entered into an interest rate swap agreement (See Note 2) to lock into a 5.865% effective interest rate for the life of the loan.  The Citizens Promissory Note matures in 10 years at which time a balloon payment of the remaining principal balance of $919,677 is due. As of December 31, 2011, the Citizens Promissory Note had a balance of $1,192,914.

Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the Standby Term Loan Note was converted into a Term Note payable in monthly installments of $887 plus interest over 5 years. As of December 31, 2011, the balance under this Note was $51,000 ($53,000 at December 31, 2010).

Revolving Note - Related Party - On January 4, 2008, the Company entered into a Credit Facility Agreement with Fagenson and Co., Inc., as agent, a related party to Robert B. Fagenson, the Chairman of the Company's Board of Directors (the “Fagenson Credit Agreement” or “Credit Facility”). Under the Fagenson Credit Agreement, as amended on December 11, 2009, the Company could borrow up to a maximum of $1,000,000 from time to time up until January 4, 2012. Any amount borrowed by the Company pursuant to the Fagenson Credit Agreement had annual interest rate of 2% above LIBOR and was secured by the Common Stock of P3, the Company's wholly owned subsidiary. Interest was payable quarterly in arrears and the principal was payable in full at the end of the term under the Fagenson Credit Agreement. As of December 31, 2010, the revolving note -related party had a balance of $583,000. On June 29, 2011, the Credit Facility, along with accrued interest, was paid in full from the proceeds of a Commercial Term Note as described above under Long-Term Debt, along with approximately $119,000 of interest payments to related parties by the Company to the lenders.

All of the Citizens Bank credit facilities are subject to various covenants including fixed charge converage ratio, tangible net worth and current ratio. The Citizen Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly owned subsidiaries, P3 and Secuprint.

A summary of scheduled principal payments of long term debt, not including revolving notes and short term loan from related party, subsequent to December 31, 2011 are as follows:

2012	460,598
2013	1,045,500
2014	481,057
2015	276,384
2016	36,854
Thereafter	1,068,450
3,368,843

NOTE 7. - STOCKHOLDERS’ EQUITY

Stock Issued in Private Placements - On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock which was valued at $2,566,675.

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

Derivative Liabilities -The financial instruments issued to Fletcher on December 31, 2010 had down-round and anti-dilution provisions as of December 31, 2010, which are considered a derivative liability recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company recognized the derivative liability at the fair value at inception and on each reporting date. The derivative liabilities were considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the Company’s future activities and the Company’s stock prices and historical volatility as inputs. To determine the fair value of the various components of the Fletcher investments, the Company selected the binomial option model and the Monte Carlo Simulation to model the financial characteristics of the various components. The derivative liabilities were initially recorded in the consolidated balance sheet upon issuance as of December 31, 2010 at a fair value of $3,866,836. Future changes in the fair value of the derivative liabilities, if any, were recorded in the statement of operations.

The components of the derivative liability, measured at fair value, are summarized as follows at December 31:

2010

Initial Warrant	$3,482,486
Later Investment Rights	384,350
$3,866,836

On February 18, 2011and March 14, 2011, the Company entered into certain amendments with Fletcher for the purpose of modifying the terms of the previous agreement entered into between the Company and Fletcher on December 31, 2010. As a result of the amendments, the down-round and anti-dilution provisions were eliminated; therefore, the Company determined that the derivative liabilities that existed under the terms of the original agreement no longer existed. As a result, the Company determined the fair value of the derivative liability financial instruments as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liabilities since December 31, 2010 amounting to $360,922 which is reflected in the statement of operations. With the elimination of the derivative liability provision, the Company re-classed the fair value of the financial instruments amounting to $3,505,914 from derivative liability to additional paid in capital.

The table below provides a reconciliation of the beginning and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3). There were no assets as of December 31, 2011 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liability

Balance January 1, 2010	$-
Initial Warrant	3,482,486
Later Investment Rights	384,350
Balance, December 31, 2010	3,866,836
Change in fair value	(360,922)
Reclass to equity on date of amendment that eliminated derivative liabilities to net proceeds	(3,505,914)
Balance, December 31, 2011	$-

Stock Warrants - From time to time, the Company issues warrants in conjunction with the sale of its common stock in private placements, and to certain consultants for services. During 2011, the Company did not issue any warrants. During 2010, in conjunction with the private placements described above, the Company issued warrants to purchase up to an aggregate of 922,009 shares of the Company’s common stock at exercise prices ranging from $3.50 to $5.38, as described above.  In addition, in connection with the Fletcher Investment (as described above), the Company issued a contingent warrant  for the purchase of up to the amount of the Later Investment of the Company’s common stock at a price contingent on the purchse price of the Later Investment, but not less than $5.71 per share.  In addition, during 2010, the Company issued to the holders of a Convertible Note warrants to purchase up to 40,000 shares of the Company’s common stock within five years at $2.00 per share as compensation for a registration rights penalty.

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2011 and 2010 and activity during the years then ended:

48

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	1,891,631	$6.26	1,318,020	$6.15
Granted during the year	-	-	962,009	5.02
Exercised	(71,896)	2.65	(363,398)	2.16
Lapsed	(327,222)	11.75	(25,000)	12.59

Outstanding at December 31	1,492,513	$5.23	1,891,631	$6.26
Exercisable at December 31	1,492,513	$5.23	1,891,631	$6.26
Weighted average months remaining		58.5		44.2

Stock Options - The Company has two stock-based compensation plans. The 2004 Employees’ Stock Option Plan (the “2004 Plan”) provides for the issuance of up to a total of 1,700,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees and consultants. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. The Non-Executive Director Stock Option Plan (the “Director Plan”) provides for the issuance of up to a total of 200,000 shares of common stock authorized to be issued for options grants for non-executive directors and advisors. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors and (b) 5,000 shares of our common stock plus an additional 1,000 shares of our common stock for each year that the applicable director has served on the Board of Directors, up to a maximum of 10,000 shares per year shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director who has not served as a director for the entire year immediately prior to January 2nd shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year. Both Plans were adopted by the Company’s shareholders. Generally, the Company issues employee options that vest over three years and expire after five years and issues director options that vest over one year and expire after five years.

Stock-Based Compensation – The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the year ended December 31, 2011, the Company had stock compensation expense of approximately $399,000 or $0.02 per share ($423,000 or $0.02 per share -2010). As of December 31, 2011, there was approximately $393,000 of total unrecognized compensation costs (excluding the $907,000 that vest upon the occurrence of certain events such as the achievement of revenue targets or change of control) related to non-vested options granted under the Company’s stock option plans which the Company expects to recognize compensation costs over the weighted average period of 1.2 years.

The following is a summary with respect to options outstanding at December 31, 2011 and 2010 and activity during the years then ended:

	2004 Employee Plan			Non-Executive Director Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at December 31, 2009	639,000	6.29		132,000	$6.74
Granted	185,000	3.40		40,000	2.45
Exercised	-	-		-	-
Forfeited	(150,500)	5.54		(15,000)	7.14
Outstanding at December 31, 2010:	673,500	5.66		157,000	5.61
Granted	692,648	4.24		40,000	5.52
Exercised	(10,000)	4.00		-	-
Forfeited	(187,500)	9.73		(20,000)	12.65
Outstanding at December 31, 2011:	1,168,648	4.18	3.6	177,000	4.79	2.2
Exercisable at December 31, 2011:	287,300	4.48	2.1	137,000	4.58	1.7

Aggregate Intrinsic Value of outstanding options at December 31, 2011	$-			$31,600
Aggregate Intrinsic Value of exercisable options at December 31, 2011	$-			$31,600

 Included in these amounts are earn-out options issued to the previous owners of ExtraDev with a contractual term of 5 years, to purchase an aggregate of 450,000 shares of common stock at an exercise price of $4.50 per share that will be vested if the Company’s Digital division achieves certain annual revenue targets by the end of fiscal year 2016. The fair value of the earn-out options amounted to $594,000. If the annual revenue targets are met or are deemed probable to occur, then the Company will record stock based compensation expense. As of December 31, 2011 vesting is considered remote. All options granted to the owners of ExtraDev were classified as compensation for post combination services since the vesting of each grant is based on length of employment, with all unvested options forfeiting upon termination of employment, therefore, the fair value of these equity instruments was not considered a component of the purchase price of the ExtraDev acquisition.

The weighted-average grant date fair value of options granted during the year ended December 31, 2011 was $1.35 ($1.38 -2010). The aggregate grant date fair value of options that vested during the year was approximately $157,000 ($128,000 -2010). There were 10,000 options exercised on a cashless basis during 2011. There were no options exercised during 2010.

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton Option Pricing Model. The Company estimated the expected volatility of the Company’s common stock at the grant date using the historical volatility of the Company’s common stock over the most recent period equal to the expected stock option term. The risk-free interest rate assumption was determined using the equivalent U.S. Treasury bonds yield. The Company estimates pre-vesting option forfeitures at the time of grant. The Company has had minimal pre-vesting forfeitures in the past. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table shows our assumptions used to compute the share-based compensation expense for stock options and warrants granted during the years ended December 31, 2011 and 2010:

	2011	2010

Volatility	55.0%	54.3%
Expected option term	4.71 years	3.8 years
Risk-free interest rate	2.1%	2.5%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Restricted Stock Issued to Employees – Restricted common stock is issued under the 2004 Plan for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation Committee. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. We have no obligation to repurchase any restricted stock. As of December 31, 2011, there are 25,000 restricted shares issued to employees that will vest only upon the occurrence of certain events prior to May 3, 2012, which include, among other things a change of control of the Company or other merger or acquisition of the Company, the achievement of certain financial goals. These 25,000 shares, if vested, would result in the recording of stock based compensation expense of approximately $312,000, the grant date fair value, over the period beginning when any of the contingent vesting events is deemed to be probable over the expected requisite service period. As of December 31, 2011, vesting is not considered probable and no compensation expense has been recognized related to the performance grants.

Restricted Stock Issued in Acquisition- In May 2011, the Company issued an aggregate of 82,352 restricted shares of the Company’s common stock, pursuant to the Company’s 2004 Employee Stock Option Plan, as amended, valued at $3.33 per share to the owners of ExtraDev, which the Company acquired. Such restricted stock vests in equal installments annually over four years. The restricted stock granted to the owners of ExtraDev was classified as consideration for the acquisition of ExtraDev at a fair value of approximately $274,000, which upon termination any unvested restricted stock shall immediately vest.

The following is a summary of activity of restricted stock during the years ended at December 31, 2011 and 2010:

	Shares	Weighted-average Grant Date Fair Value

Restricted shares outstanding, December 31, 2009	85,000	$7.61
Restricted shares granted	-	-
Restricted shares vested	-	-
Restricted shares forfeited	(40,000)	2.10
Restricted shares outstanding, December 31, 2010	45,000	$12.50
Restricted shares granted	82,352	3.33
Restricted shares vested	-	-
Restricted shares forfeited	(20,000)	12.50
Restricted shares outstanding, December 31, 2011	107,352	$5.46

NOTE 8.  –BUSINESS COMBINATIONS

ExtraDev, Inc. -On May 12, 2011, the Company entered into an agreement (“Agreement”) to purchase all the issued and outstanding common stock of ExtraDev pursuant to which the Company purchased 10,000 shares of ExtraDev common stock, par value $.01 per share, from each of ExtraDev’s two owners, representing all of ExtraDev’s issued and outstanding common stock. Subsequent to the acquisition, ExtraDev became a part of the Company’s Digital division.

The Agreement provided that as consideration for the purchase of the ExtraDev common stock, the Company would acquire all of the assets of ExtraDev in exchange for the assumption of all the liabilities of Extradev, employment agreements with the two owners of Extradev, and an aggregate of 94,336 restricted shares of the Company’s common stock valued at $3.33 per share and five-year options to purchase an aggregate of 65,664 shares of the Company’s common stock, at an exercise price of $3.33 per share, were granted to the owners of ExtraDev pursuant to the Company’s 2004 Employee Stock Option Plan, as amended. Such restricted stock and options vest in equal installments annually over four years and are subject to adjustment based upon ExtraDev’s working capital deficit as set forth in its final financial statements, which were provided within 30 days of closing. A subsequent contractual adjustment resulted in a reduction in the aggregate number of restricted shares issued to the two ExtraDev owners to 82,352 and an increase in the aggregate number of options issued to the ExtraDev owners to 77,648. The fair value of the restricted shares was approximately $274,000 and shall vest immediately upon termination. Therefore, restricted shares were recorded as consideration transferred. The options were valued using the Black-Scholes-Merton Option Pricing Model at approximately $121,000. The options granted are based on the length of employment with all unvested options forfeiting upon termination of employment. Therefore they are being recorded as post combination compensation expense and not a component of the purchase price of the acquisition. The fair value of these instruments will be expensed pro-ratably over the 4-year vesting period.

The acquisition was accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase. Goodwill totaling approximately $239,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, which included customer lists of $258,000 and non-compete agreements of $150,000 less the liabilities assumed. The Company recognized a deferred tax liability of approximately $169,000 as a result of the acquisition, due to the temporary differences between the book fair value and the net tax basis relating to the equipment and other intangibles acquired. The goodwill recorded with this transaction has been recorded in the Company’s Digital division and is not deductible for income taxes. The goodwill is due primarily to expected benefit that combining established cloud based computing capabilities with the Company’s digital security technologies will allow the Company to bring its digital products to market quicker and at more competitive pricing than without the acquisition.

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

Set forth below is the unaudited pro-forma revenue, operating loss, net loss and loss per share of the Company as if ExtraDev had been acquired by the Company as of January 1, 2010.

	Unaudited
	For the Year Ended December 31
	2011	2010

Revenue	13,734,161	14,218,606
Net Loss	(3,183,326)	(3,431,304)
Basic and diluted loss per share	(0.16)	(0.19)

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

ExtraDev was a privately owned company founded in 1998 and headquartered in Rochester, NY.  ExtraDev provides data center centric solutions to businesses and governments.   The acquisition of ExtraDev is expected to enhance the Company’s digital security solutions capabilities, including the ability of the Company to offer its digital security products in a “cloud computing” format.  ExtraDev had approximately $837,000 in revenue for the year ended December 31, 2010 and lost $10,000 on a tax basis.   The acquisition did not create a significant subsidiary in accordance with the Securities and Exchange Commission Regulation S-X 210.1-2(w).  Since the date of the acquisition, ExtraDev has generated approximately $666,000 of revenue and experienced net loss of approximately $34,000.

Premier Packaging Corp. -On February 12, 2010, the Company acquired all of the outstanding common stock of Premier Packaging from Robert B. and Joan T. Bzdick for $2,000,000 in cash and 735,437 shares of the Company's common stock with a value of $2,566,675 at February 12, 2010.  In addition, the purchase price was subject to increase if the capital gains tax rate that was in effect as of February 12, 2010 is retroactively increased by legislation or otherwise whereas the seller’s tax on its gain increases, which did not occur.   In addition, the seller had registration rights for its shares to which the Company was subject to registration penalties of up to $5,000 per month after 120 days, which the sellers waived.

The acquisition has been accounted for as a business combination, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The Company incurred approximately $30,000 of acquisition related legal and professional fees that were expensed in the period in which they were incurred. The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase. Management determined that the fair value of the assets acquired and liabilities assumed was less than the purchase price resulting in the recording of goodwill. Goodwill totaling approximately $1,768,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, which included $861,000 for customer relationships and $511,000 for non-compete agreement, and is due primarily to expected increased market penetration from future products in the secure packaging market and synergies expected from combining packaging capabilities of Premier Packaging with the printing capabilities of the Company’s Printing division. Subsequent to the acquisition, Premier became part of the Company’s DSS Packaging division. The Company recognized a deferred tax liability of approximately $1,141,000 along with additional goodwill as a result of the acquisition, due to the temporary differences between the book fair value and the net tax basis relating to the equipment and other intangibles acquired. The goodwill recorded with the transaction is not deductible for income taxes.

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

Set forth below is the unaudited proforma revenue, operating loss, net loss and loss per share of the Company as if Premier Packaging had been acquired by the Company as of January 1, 2010. Premier results for the year ended December 31, 2011 are included in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

Unaudited Year Ended December 31, 2010

Revenue	14,265,949
Operating Loss	(3,961,963)
Net Loss	(3,530,487)
Basic and diluted loss per share	(0.20)

Subsequent to the acquisition, Premier Packaging had sales of $5,753,000 and profit of $54,000 during the year ended December 31,2010.

NOTE 9. – OTHER INCOME

The Company received $143,000 during 2010 for New York State Qualified Emerging Technology Company (“QETC”) refundable tax credits. The Company did not receive any QETC refundable tax credits during 2011.

NOTE 10. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2011	2010
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(1,138,075)	(1,150,430)
State	(272,176)	(274,396)
Total deferred	(1,410,251)	(1,424,826)
Less increase in allowance	1,260,068	302,735
Net deferred	(150,183)	(1,122,091)
Total income tax provision (benefit)	$(150,183)	$(1,122,091)

Individual components of deferred taxes are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$13,131,941	$11,909,891
Equity issued for services	576,761	801,204
Other	144,172	138,291
Total	13,852,874	12,849,386
Less valuation allowance	(12,804,923)	(11,903,718)
Gross deferred tax assets	1,047,951	945,668

Deferred tax liabilities:
Goodwill and other intangibles	245,898	87,452
Depreciation and amortization	910,780	947,995
Gross deferred tax liabilities	1,156,678	1,035,447

Net deferred tax liabilities	$(108,727)	$(89,779)

During 2010, the Company acquired the stock of Premier Packaging.  As part of the business combination, various intangible assets and equipment with fair market values of $1,372,000 and $1,557,500, respectively, were recorded along with a deferred tax liability of approximately $1,141,000. As a result of the business combination, the Company determined that its valuation allowance could be reduced by this amount.  In accordance with ASC 805 the Company recognized the related deferred tax benefit in the tax provision and not as a component of acquisition accounting.

During 2011, the Company acquired the stock of ExtraDev Inc. As part of the business combination, various intangible assets and equipment with fair market values of $408,000 and $85,000, respectively, were recorded along with a deferred tax liability of approximately $169,000. As a result of the business combination, the Company determined that its valuation allowance could be reduced by this amount.  In accordance with ASC 805 the Company recognized the related deferred tax benefit in the tax provision and not as a component of acquisition accounting.

The Company has approximately $35,247,000 in net operating loss carryforwards (“NOLs”) available to reduce future taxable income, of which approximately $1,412,000 is subject to change of control limitations that generally restricts the utilization of the NOL per year and $909,000 of the NOL will be allocated to contributed capital when subsequently realized. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance accordingly.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits available in net operating loss carryforwards but not reflected in deferred tax assets was approximately $1,019,000. These carryforwards expire at various dates from 2022 through 2031.  In addition, a portion of the valuation allowance amounting to approximately $318,000 will be recorded as a reduction to additional paid in capital in the event it is determined that a valuation allowance is no longer considered necessary. Stock options granted by the Company in prior years as compensation for services were forfeited in 2011, this resulted in the reversal of $380,000 of deferred tax assets and a corresponding reduction of the valuation allowance.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2011	2010

Statutory United States federal rate	34%	34%
State income taxes net of federal benefit	4.6	4.0
Permanent differences	2.9	(6.5)
Other	(0.1)	-
Change in valuation reserves	(36.9)	(7.1)

Effective tax rate	4.5%	24.4%

At December 31, 2011 and 2010, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2008-2011 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 11. - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains qualified Employee savings plans (the “401(k) Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code which covers its employees at its Document Security Systems, P3, Secuprint and Premier Packaging subsidiaries. Employees generally become eligible to participate in the Plan immediately following the employee’s hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Commencing July 1, 2011, the Company matched up to 1% of the employee’s salary. The matching contribution for 2011 was approximately $25,000 ($25,000 -2010).

NOTE 12. – COMMITMENTS AND CONTINGENCIES

Facilities - The Company leases a total of approximately 45,000 square feet of office space and data center for its administrative offices and its printing, plastics and digital facilities at monthly rentals aggregating approximately $49,000. The leases expire at various dates through July 2014, although renewal options exist to extend lease agreements for up to an additional 60 months. On August 30, 2011, the Company’s wholly owned subsidiary Premier entered into a Purchase and Sale Agreement to purchase the Company’s packaging plant at 6 Framark Drive, Victor, NY, from Bzdick Properties, a Company owned by the Company’s COO Bob Bzdick, a related party (See Note 6). Premier was leasing the Real Estate from Bzdick Properties under a lease which was set to expire in January 2020 at a rental rate of $13,333 per month.  The Real Estate transaction resulted from the exercise of a purchase option under the existing lease, and the lease was terminated on August 30, 2011.

Equipment Leases  - The Company leases office equipment, digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. The leases expire at various dates through July 2016.

The following table summarizes the Company’s lease commitments. Included in payments made for facilities operating leases during the year ended December 31, 2011 are related party payments made to Mr. Bob Bzdick for our Packaging division facility of approximately $107,000.

		Operating Leases
	Capital Leases	Equipment	Facilities	Total

Payments made in 2011	$107,052	$625,218	599,806	$1,225,024
Future minimum lease commitments:
2012	101,803	411,454	417,215	828,669
2013	6,282	295,088	416,366	711,454
2014	-	245,100	179,398	424,498
2015	-	228,300	-	228,300
2016	-	54,450	-	54,450

Total future minimum lease commitments	$108,085	$1,234,392	$1,012,979	$2,247,371

Less amount representing interest	(8,780)
Present value of future minimum lease commitments	99,305

Less current portion	(88,172)

Long term portion	$11,133

Employment Agreements - The Company has employment agreements with four members of its management team with terms ranging from one to 10 years through February 2020. The agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2011, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $1,660,000.

Related Party Consulting Payments - During the year ended December 31, 2011, the Company paid approximately $40,000 in consulting fees to a member of its board. The consulting agreement was terminated on December 30, 2011.

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

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of December 31, 2011, there have been no settlement amounts related to these agreements.

In addition, in conjunction with the Company’s litigation against Coupons.com, the Company’s counsel in the case has agreed to represent the Company on a contingency fee basis, except for approximately $40,000 of legal fees incurred prior to the filing of the case for preliminary research and investigation of the merits of the case. Under the contingency fee arrangement, the Company has agreed to pay its counsel 33 1/3% of all sums paid to the Company, whether obtained by settlement, arbitration award, court proceedings or otherwise, pursuant to the case. The fees described above do not include out-of-pocket charges and disbursements which will be the responsibility of the Company.

Legal Proceedings — On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent. On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. In consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. On July 7, 2011, Trebuchet and the Company entered into a series of agreements wherein Trebuchet effectively ended its ongoing participation in the ECB litigation, except for continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in the Netherlands described below. The original agreement with Trebuchet will remain in effect until Trebuchet makes any and all final payments that may become due in the Netherland infringement case.

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

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval. The Company paid a total of ₤356,490 to the ECB for the United Kingdom case. Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions involved, except for approximately €156,000 for the Germany case, of which approximately €132,000 ($170,000 at December 31, 2011) is due as of December 31, 2011, and approximately €175,000 ($226,000 at December 31, 2011) for the Netherlands case, for which Trebuchet transferred funds to the Company for disbursement of these amounts in July 2011, which the Company has recorded as accrued liabilities at December 31, 2011. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($121,000 at December 31, 2011) which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V and Koninklijke Joh. Enschede B.V.  Upon determination on December 21, 2010, that the patent was invalid in the Netherlands, the infringement case was terminated by Trebuchet. Trebuchet is responsible for costs reimbursement associated with the case, if any, when determined by the Dutch Court.

On October 24, 2011 the Company initiated a law suit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleges breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking in excess of $10 million in money damages from Coupons.com for those claims.

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

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

	2011	2010
Cash paid for interest	$352,000	$302,000

Non-cash investing and financing activities:
Beneficial conversion features of convertible debt	88,000	-
Retirement of derivative liability instruments	3,506,000	-
Refinance of related party revolving line of credit and accrued interest	650,000	-
Building and land acquired with debt	1,350,000	-
Equity issued for acqusition	274,000	2,567,000
Conversion of debt to equity	-	800,000
Equity issued for severance agreements	-	74,000
Non-monetary dividend	-	229,000
Equity issued for prepaid services	-	115,000
Accrued placement agent fees	-	240,000
Issuance of derivative liability instruments	-	3,867,000
Interest rate swap loss	85,000	26,000

NOTE 14. - SEGMENT INFORMATION

The Company's businesses are organized, managed and internally reported as four operating segments.   In the second quarter of 2011, the Company acquired ExtraDev for its Digital division and the Company launched a new corporate identity and logo, along with a new website that grouped the Company under four distinct divisions. In conjunction with this, the Company determined that an expansion of its segment reporting to align with the new internal structure was appropriate. Prior year amounts have been restated to conform to current presentation. A summary of the four reportable segments follows:

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

Approximate information concerning the Company’s operations by reportable segment for years ended December 31, 2011 and 2010 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year ended December 31, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$4,009,000	2,769,000	5,940,000	666,000	-	$13,384,000
Interest Expense	8,000	17,000	116,000	13,000	105,000	259,000
Stock based compensation	-	-	-	-	399,000	399,000
Change in fair value of derivative liability	-	-	-	-	361,000	361,000
Depreciation and amortization	141,000	226,000	360,000	23,000	17,000	767,000
Net (loss) profit	(1,636,000)	(126,000)	92,000	(34,000)	(1,518,000)	(3,222,000)
Capital Expenditures	15,000	307,000	1,552,000	-	72,000	1,946,000
Identifiable assets	1,459,000	2,106,000	7,381,000	872,000	1,004,000	12,822,000
Revenues from transactions with other operating segments of the Company	769,000	-	-	-	-	769,000
Income tax (benefit)	-	-	-	-	(150,000)	(150,000)

Year ended December 31, 2010	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$5,338,000	2,291,000	$5,753,000	$-	$-	$13,382,000
Interest Expense and amortization of note discount	34,000	-	78,000	-	598,000	710,000
Stock based compensation	-	-	-	-	115,000	115,000
Impairment of patent acquisition costs and other intangible assets	377,000	-	-	-	-	377,000
Depreciation and amortization	656,000	299,000	299,000	-	7,000	1,261,000
Net (loss) profit	(2,150,000)	(483,000)	54,000	-	(884,000)	(3,463,000)
Capital Expenditures	53,000	6,000	1,629,000	-	270,000	1,958,000
Identifiable assets	2,401,000	1,956,000	6,465,000	-	4,126,000	14,948,000
Revenues from transactions with other operating segments of the Company	326,000	-	110,000	-	-	436,000
Other income, net	-	-	-	-	143,000	143,000
Loss on equity investment	-	-	-	-	(121,000)	(121,000)
Income tax (benefit)	-	-	-	-	(1,122,000)	(1,122,000)
Stock based compensation	224,000	-	18,000	-	181,000	423,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, Middle East and Asia comprised 3% of total revenue for 2011, (2%- 2010). Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers – During 2011 one customer accounted for 19% of the Company’s consolidated revenue. As of December 31, 2011, this customer accounted for 18% of the Company’s trade accounts receivable balance. During 2010 two customers accounted for 25% and 10% of the Company’s total revenue from continuing operations, respectively. As of December 31, 2010, these customers accounted for 37% and 7% of the Company’s trade accounts receivable balance, respectively. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

.

NOTE 15. – SUBSEQUENT EVENTS

 On February 13, 2012, the Company completed the sale of $3,000,000 of investment units (the “Units”) in a private placement (the “Offering”) pursuant to subscription agreements (each a “Subscription Agreement”, and collectively, the “Subscription Agreements”) with three accredited investors (the “Investors”). A total of 30 Units were sold, at a price of $100,000 per Unit. Each Unit consists of (i) 32,258 shares of the Company’s common stock, par value $.02 per share (the “Common Stock”), and (ii) a five-year warrant to purchase up to 16,129 shares of Common Stock at an exercise price of $3.10 per share (each individually a “Warrant”, and collectively, the “Warrants”). The Warrants (and Placement Agent Warrants described below) contain a provision for cashless exercise in the event that a registration statement is not effective for the resale by the holder of all of the Warrant Stock issuable upon exercise of the Warrant. The Offering resulted in aggregate cash proceeds to the Company of $3,000,000. A total of 967,740 shares of Common Stock were sold, and Warrants to purchase up to an additional 483,870 shares of Common Stock (the “Warrant Stock”) were issued to the Investors in the Offering.

The Company entered into a Registration Rights Agreement with the Investors whereby the Company has agreed to file a registration statement (the “Registration”) with the Securities and Exchange Commission (the “SEC”) within 30 days of closing for the Common Stock sold in the Offering and the Warrant Stock underlying the Warrants. The Company has 60 days (or 90 days if the Registration is subject to a full review by the SEC) from closing to have the Registration declared effective by the SEC. If the Company fails to file the Registration in a timely manner, have the Registration declared effective in a timely manner, or maintain its effectiveness, the Company will be required to pay to each holder an amount in cash equal to 1% of the aggregate purchase price of such holder on the date of each such failure and each 30 days thereafter until cured with interest thereon at the rate of 1% per month except no such payments will be due with respect to any period during which all of such holder’s registrable securities may be sold under Rule 144.

In connection with the Offering, the Company paid a placement agent fee of $210,000 to Palladium Capital Advisors, LLC (the “Placement Agent”), and issued a five-year warrant to the Placement Agent (the “Placement Agent Warrant”) to purchase up to an aggregate of 58,064 shares of Common Stock at an exercise price of $3.10 per share pursuant to a one-year placement agent agreement (the “Placement Agreement”) with the Placement Agent.

On February 20, 2012, the Company and ipCapital Group, Inc. (“ipCapital”) entered into an engagement letter (the “ipCapital Engagement Letter”) for the provision of certain IP strategic consulting services by ipCapital for the 2012 calendar year (the “Services”). Fees will range from $240,000 to $365,000 for services provided in 2012. In addition the Company issued ipCapital a five-year warrant (the “Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.62 per share (the “Warrant Stock”). The Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Issuance Date. In addition, on February 20, 2012, the Company entered into a second consulting arrangement with ipCapital (the “ipCapital Consulting Agreement”) for which ipCapital will provide strategic advice to the Company’s senior management team on the development of the Company’s Digital Group infrastructure and cloud computing business strategy. The ipCapital Consulting Agreement has a three year term. As ipCapital’s sole source of compensation under the ipCapital Consulting Agreement, the Company issued ipCapital a five-year warrant (the “Consulting Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share (the “Consulting Warrant Stock”). The Consulting Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Consulting Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Consulting Warrant Issuance Date.

Also, on February 20, 2012, the Company entered into consulting arrangement with Century Media Group for the provision of investor relations services. As compensation Century Media will receive a fee of $10,000 per month for the one year term, plus the Company issued Century Media a 14-month warrant (the “Century Media Warrant”) to purchase up to 250,000 shares of the Company’s common stock at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 shares subject to the Century Media Warrant. The Century Media Warrant vested in full on the date of issuance. The Company calculated the fair value of the warrant at approximately $241,000, using the Black Scholes-Merton option pricing model, in the first quarter of 2012. Expense for consulting services will be recorded over the 14-month service term.

On February 20, 2012, the Company’s Board of Directors unanimously appointed John Cronin as a director of the Company, to fill a vacancy on the Board created pursuant to amended by-laws of the Company adopted on January 16, 2012 whereby the number of Board seats was increased from seven members to eight members. The appointment was effective on February 21, 2012, and Mr. Cronin will serve as a director of the Company until the next annual meeting of shareholders. Mr. Cronin is Chairman, Managing Director and a 42% owner of ipCapital which, on February 20, 2012, entered into the ipCapital Engagement Letter and the ipCapital Consulting Agreement with the Company, as described above.

On February 29, 2012, the Company entered into a Purchase, Amendment and Escrow Agreement (the “Purchase Agreement”) with Barry Honig (“Honig”), Neil Neuman (“Neuman”) and Grushko & Mittman, P.C. The Purchase Agreement provides, among other things, for the sale of a commercial term note, dated June 29, 2011, among the Company, Plastic Printing Professionals, Inc., a wholly owned subsidiary of the Company, and Neuman, as lender, in the original principal amount of $650,000 (the “Note”) (See Note 6) to Honig for a purchase price of $578,396. In connection with the sale and transfer of the Note to Honig, the Company agreed to amend certain terms of the Note pursuant to an allonge entered into on February 29, 2012 (the “Allonge”). Under the Purchase Agreement any security interest in the Note terminated at the closing of the purchase of the Note; accordingly, Honig does not possess a security interest in any assets of the Company as a result of his purchase of the Note. Pursuant to the Allonge, the maturity date of the Note was extended to July 1, 2013. Honig has the right to convert the principal and any interest due under the Note into shares of the Company’s common stock at a conversion price of $3.30 per share, subject to adjustment upon certain corporate events as set forth in the Allonge. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of $216,000 which the Company will expense over the term of the Note.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2011:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. During 2011 we had one person on staff that performs nearly all aspects of our external financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the external financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documentation. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Controls associated with identifying and accounting for complex and non-routine transactions in accordance with GAAP were ineffective.  Specifically, during the course of the quarterly interim reviews and the annual audit, adjustments were made to correct the recorded amounts for our, goodwill, deferred tax benefit and income tax provision related to business combinations that would have resulted in a material misstatement of our financial statements.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated by reference herein.

We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and directors. Our codes of business conduct and ethics are available on our Web site at www.dsssecure.com.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated by reference herein.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits.

3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 10-K dated March 31, 2011).
3.2	Second Amended and Restated Bylaws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated January 18, 2012).

10.1	Amended and Restated 2004 Employee Stock Option Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on December 8, 2005).
10.2	Amended and Restated 2004 Non-Executive Director Stock Option Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 8, 2005).
10.3	Form of Warrant to purchase common stock of Document Security Systems, Inc., dated January 28, 2010 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 17, 2010).
10.4	Stock Purchase Agreement dated as of February 12, 2010 by and among Robert B. Bzdick, Joan T. Bzdick and Document Security Systems, Inc. (incorporated by reference to exhibit 10.2 to Form 8-K dated February 17, 2010).

10.5	Employment Agreement dated February 12, 2010 between Document Security Systems, Inc. and Robert B. Bzdick (incorporated by reference to exhibit 10.3 to Form 8-K dated February 17, 2010).
10.6	Acquisition Term Loan Note dated February 12, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.4 to Form 8-K dated February 17, 2010).
10.7	Revolving Line Note dated February 12, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.5 to Form 8-K dated February 17, 2010).
10.8	Credit Facility Agreement dated February 12, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.6 to Form 8-K dated February 17, 2010).
10.9	Security Agreement dated February 12, 2010 between RBS Citizens, N.A., Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. (incorporated by reference to exhibit 10.7 to Form 8-K dated February 17, 2010).
10.10	Guaranty and Indemnity Agreement dated February 12, 2010 between RBS Citizens, N.A., Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. (incorporated by reference to exhibit 10.8 to form 8-K dated February 17, 2010).
10.11	Form of Subscription Agreement dated January 28, 2010 between Document Security Systems, Inc. and Subscribers (incorporated by reference to exhibit 10.9 to Form 8-K dated February 17, 2010).
10.12	Form of Subscription Agreement (incorporated by reference to exhibit 10.1 to Form 8-K/A dated July 21, 2010).
10.13	Interest Rate Swap Transaction Agreement between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.38 to Form 10-K dated March 31, 2011).
10.14	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Form 8-K dated July 21, 2010).
10.15	Standby Term Loan Note dated October 8, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.1 to Form 8-K dated October 12, 2010).
10.16	Amended and Restated Credit Facility Agreement dated October 8, 2010 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.2 to Form 8-K dated October 12, 2010).
10.17	Amended and Restated Security Agreement dated October 8, 2010 between RBS Citizens, N.A., Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. (incorporated by reference to exhibit 10.3 to Form 8-K dated October 12, 2010).
10.18	Amended and Restated Guaranty and Indemnity Agreement dated October 8, 2010 between RBS Citizens, N.A., Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. (incorporated by reference to exhibit 10.4 to Form 8-K dated October 12, 2010).
10.19	Agreement between Document Security Systems, Inc. and Fletcher International, Ltd. dated December 31, 2010 (incorporated by reference to exhibit 99.1 to Form 8-K dated December 31, 2010).
10.20	Warrant Certificate No. 1 dated December 31, 2010 (incorporated by reference to exhibit 99.2 to Form 8-K dated December 31, 2010).
10.21	Warrant Certificate No. 2 dated December 31, 2010 (incorporated by reference to exhibit 99.3 to Form 8-K dated December 31, 2010).
10.22	Amended and Restated Agreement between Document Security Systems, Inc. and Fletcher International, Ltd. dated February 18, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated February 24, 2011).
10.23	Warrant Certificate No. 3 dated February 18, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 24, 2011).
10.24	Warrant Certificate No. 4 dated February 18, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 24, 2011).
10.25	Amendment between Document Security Systems, Inc. and Fletcher International, Ltd. dated March 14, 2011 (incorporated by reference to exhibit 10.1 of Form 8-K dated March 17, 2011).
10.26	Warrant Certificate No. 5 dated March 14, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated March 17, 2011).
10.27	Warrant Certificate No. 6 dated March 14, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2011).

10.28	Stock Purchase Agreement between Document Security Systems, Inc., Extradev, Inc., Michael Roy and Timothy Trueblood, dated May 12, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 16, 2011).
10.29	Employment Agreement between Michael Roy and Document Security Systems, Inc., dated May 12, 2011 (incorporated by reference to exhibit 10.2 to Form 8-K dated May 16, 2011).
10.30	Employment Agreement between Timothy Trueblood and Document Security Systems, Inc., dated May 12, 2011 (incorporated by reference to exhibit 10.3 to Form 8-K dated May 16, 2011).
10.31	Commercial Term Note between Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Neil Neuman, dated June 29, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated June 30, 2011).
10.32	Second Amended and Restated Credit Facility Agreement between Premier Packaging Corporation and RBS Citizens, N.A., dated July 26, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated July 29, 2011).
10.33	Amended and Restated Acquisition Term Loan Note between Premier Packaging Corporation and RBS Citizens, N.A., dated July 26, 2011 (incorporated by reference to exhibit 10.2 to Form 8-K dated July 29, 2011).
10.34	Amended and Restated Revolving Line Note between Premier Packaging Corporation and RBS Citizens, N.A., dated July 26, 2011 (incorporated by reference to exhibit 10.3 to Form 8-K dated July 29, 2011).
10.35	Credit Facility Agreement between Premier Packaging Corporation and RBS Citizens, N.A., dated February 24, 2011 (incorporated by reference to exhibit 10.4 to Form 8-K dated July 29, 2011).
10.36	Consulting Agreement between Document Security Systems, Inc. and Alan Harrison, dated August 22, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated August 23, 2011).
10.37	Purchase and Sale Agreement dated August 30, 2011 between Bzdick Properties, LLC and Premier Packaging Corporation (incorporated by reference to exhibit 10.1 to Form 8-K dated September 2, 2011).
10.38	Amended and Restated Promissory Note dated August 30, 2011 from Premier Packaging Corporation to RBS Citizens, N.A (incorporated by reference to exhibit 10.2 to Form 8-K dated September 2, 2011).
10.39	Promissory Note dated August 30, 2011 from Premier Packaging Corporation to RBS Citizens, N.A. (incorporated by reference to exhibit 10.3 to Form 8-K dated September 2, 2011).
10.40	Promissory Note dated August 30, 2011 from Document Security Systems, Inc. to Bzdick Properties, LLC (incorporated by reference to exhibit 10.4 to Form 8-K dated September 2, 2011).
10.41	Assignment of Mortgage dated July 26, 2011 between M&T Real Estate Trust (Successor by merger to M&T Real Estate, Inc.) and RBS Citizens, N.A. (incorporated by reference to exhibit 10.5 to Form 8-K dated September 2, 2011).
10.42	Mortgage and Security Agreement dated August 30, 2011 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.6 to Form 8-K dated September 2, 2011).
10.43	Consolidation, Modification and Extension Agreement dated August 30, 2011 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.7 to Form 8-K dated September 2, 2011).
10.44	Guaranty Agreement dated August 30, 2011 from Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. to RBS Citizens, N.A. (incorporated by reference to exhibit 10.8 to Form 8-K dated September 2, 2011).
10.45	Indemnity Agreement dated August 30, 2011 from Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. to RBS Citizens, N.A. (incorporated by reference to exhibit 10.9 to Form 8-K dated September 2, 2011).
10.46	Restated Mortgage Note dated February 1, 2007 from Bzdick Properties, LLC to M&T Real Estate Trust (incorporated by reference to exhibit 10.10 to Form 8-K dated September 2, 2011).
10.47	Convertible Promissory Note between Document Security Systems, Inc. and Mayer Laufer, dated December 30, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated January 4, 2012).
10.48	Form of Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated February 13, 2012).
10.49	Placement Agent Warrant dated February 13, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 13, 2012).
10.50	Form of Subscription Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated February 13, 2012).
10.51	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 13, 2012).
10.52	Placement Agent Agreement between Document Security Systems, Inc. and Palladium Capital Advisors, LLC dated February 13, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated February 13, 2012).
10.53	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 21, 2012).
10.54	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 21, 2012).
10.55	Warrant issued to Century Media Group, dated February 20, 2012 (incorporated by reference to exhibit 4.3 to Form 8-K dated February 21, 2012).

10.56	Engagement Letter between Document Security Systems, Inc. and ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated February 21, 2012).
10.57	Consulting Agreement between Document Security Systems, Inc. and ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 10.2 to Form 8-K dated February 21, 2012).
10.58	Consulting Agreement between Document Security Systems, Inc. and Century Media Group, dated February 20, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated February 21, 2012).
10.59	Purchase, Amendment and Escrow Agreement between Barry Honig, Neil Neuman, Document Security Systems, Inc. and Grushko & Mittman, P.C., dated February 29, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 2, 2012).
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.**

* filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 19, 2012	By:	/s/ Patrick White
Patrick White
Chief Executive Officer
(Principal Executive Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2012	By:	/s/ Robert Fagenson
Robert Fagenson
Director

March 19, 2012	By:	/s/ Patrick White
Patrick White
Chief Executive Officer and Director
(Principal Executive Officer)

March 19, 2012	By:	/s/ David Wicker
David Wicker
Vice President and Director

March 19, 2012	By:	/s/ Timothy Ashman
Timothy Ashman
Director

March 19, 2012	By:	/s/ Alan E. Harrison
Alan E. Harrison
Director

March 19, 2012	By:	/s/ Ira A. Greenstein
Ira A. Greenstein
Director

March 19, 2012	By:	/s/ John Cronin
John Cronin
Director

March 19, 2012	By:	/s/ Robert Bzdick
Robert Bzdick
Chief Operating Officer and Director

March 19, 2012	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

