Form 10-Q
period 2012-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2012-05-15
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                                       to                                                           .

001-32146
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

As of May 14, 2012, there were 20,736,026 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$2,769,351	$717,679
Accounts receivable, net of allowance of $76,000 ($76,000- 2011)	1,496,078	1,595,750
Inventory	718,677	783,442
Prepaid expenses and other current assets	345,481	95,399
Total current assets	5,329,587	3,192,270

Property, plant and equipment, net	3,952,393	4,019,829
Other assets	239,506	244,356
Goodwill	3,322,799	3,322,799
Other intangible assets, net	1,967,186	2,043,212

Total assets	$14,811,471	$12,822,466

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,441,016	$1,666,963
Accrued expenses and other current liabilities	1,278,132	1,142,629
Revolving lines of credit	793,182	763,736
Short-term loan from related party	-	150,000
Current portion of long-term debt	333,083	460,598
Current portion of capital lease obligations	81,117	88,172

Total current liabilities	3,926,530	4,272,098

Long-term debt, net of unamortized discount of $77,000 ($88,000-2011)	2,275,826	2,819,783
Interest rate swap hedging liabilities	88,046	110,688
Capital lease obligations	-	11,133
Deferred tax liability	113,464	108,727
Commitments and contingencies (see Note 6)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 20,711,026 shares issued and outstanding (19,513,132 in 2011)	414,220	390,262
Additional paid-in capital	52,329,984	48,395,241
Accumulated other comprehensive loss	(88,046)	(110,688)
Accumulated deficit	(44,248,553)	(43,174,778)

Total stockholders' equity	8,407,605	5,500,037

Total liabilities and stockholders' equity	$14,811,471	$12,822,466

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

(Unaudited)

	2012	2011

Revenue
Printing	$669,628	$721,763
Packaging	2,095,395	1,036,402
Plastic IDs and cards	680,182	692,980
Licensing and digital solutions	397,616	234,096

Total revenue	3,842,821	2,685,241

Costs of revenue
Printing	506,708	630,063
Packaging	1,630,482	718,287
Plastic IDs and cards	399,871	402,429
Licensing and digital solutions	55,191	-

Total costs of revenue	2,592,252	1,750,779

Gross profit	1,250,569	934,462

Operating expenses:
Selling, general and administrative	1,798,310	1,515,254
Research and development	147,697	51,293
Amortization of intangibles	76,026	71,964

Operating expenses	2,022,033	1,638,511

Operating loss	(771,464)	(704,049)

Other income (expense):
Change in fair value of derivative liability	-	360,922
Interest expense	(70,932)	(49,955)
Amortizaton of note discount	(226,642)	-

Loss before income taxes	(1,069,038)	(393,082)

Income tax expense	4,737	4,737

Net loss	$(1,073,775)	$(397,819)

Other comprehensive loss:
Interest rate swap gain	22,642	3,678

Comprehensive loss	$(1,051,133)	$(394,141)

Net loss per share -basic and diluted:	$(0.05)	$(0.02)

Weighted average common shares outstanding, basic and diluted	20,074,170	19,413,232

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(1,073,775)	$(397,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	192,942	180,878
Stock based compensation	98,481	100,875
Amortization of note discount	226,642	-
Change in fair value of derivative liability	-	(360,922)
(Increase) decrease in assets:
Accounts receivable	99,672	693,926
Inventory	64,765	(512,737)
Prepaid expenses and other assets	(18,133)	(87,979)
Increase (decrease) in liabilities:
Accounts payable	(225,947)	(502,888)
Accrued expenses and other current liabilities	140,240	(10,126)
Net cash used by operating activities	(495,113)	(896,792)

Cash flows from investing activities:
Purchase of property, plant and equipment	(49,480)	(4,509)
Purchase of other intangible assets	-	(9,068)
Net cash used by investing activities	(49,480)	(13,577)

Cash flows from financing activities:
Net borrowings (payments) on revolving lines of credit	29,446	(246,988)
Payment of short-term loan from related party	(150,000)	-
Payments of long-term debt	(102,629)	(75,000)
Payments of capital lease obligations	(18,188)	(27,980)
Issuance of common stock, net of issuance costs	2,837,636	(105,315)
Net cash provided (used) by financing activities	2,596,265	(455,283)

Net increase (decrease) in cash	2,051,672	(1,365,652)
Cash beginning of period	717,679	4,086,574

Cash end of period	$2,769,351	$2,720,922

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive loss and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc.’s (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2011.

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

As of March 31, 2012 and 2011, there were up to 4,293,191 and 2,621,705, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. During the three months ended March 31, 2012 and 2011, one customer accounted for 33% and 17%, respectively, of the Company’s consolidated revenue. As of March 31, 2012 and 2011, this customer accounted for 29% and 26%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on Term Note with RBS Citizens and its Promissory Note with RBS Citizens. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The fair value of interest rate swap hedging liabilities as of March 31, 2012 amounted to $88,046 ($110,688 - December 31, 2011) and the net gain attributable to this cash flow hedge recorded during the three months ended March 31, 2012 amounted to $22,642 ($3,678 - 2011).

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.   The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements.

In September 2011 the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the consolidated financial statements.

In June 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share, which will continue to be based on net income. The adoption of ASU 2011-05 did not have a material impact on the consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update indefinitely defers the provision of ASU 2011-05, “Presentation of Comprehensive Income,” that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement of operations. The effective date for this update follows the ASU 2011-05, which is fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting ASU 2011-12 will have on the consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This update creates new disclosure requirements about the nature of an entity’s rights of offsetting and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact this update will have on its disclosures.

2. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2012	2011

Finished Goods	$586,569	$421,965
Work in process	59,819	73,669
Raw Materials	72,289	287,808

	$718,677	$783,442

3.     Other Intangible Assets

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

Other intangible assets are comprised of the following:

		March 31, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,405,300	$1,060,787	$1,344,513	$2,405,300	$999,761	$1,405,539
Patent application costs	Varied (1)	843,145	220,472	622,673	843,145	205,472	637,673
		$3,248,445	$1,281,259	$1,967,186	$3,248,445	$1,205,233	$2,043,212

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of March 31, 2012, the weighted average remaining useful life of these assets in service was approximately 12 years.

Amortization expense for the three months ended March 31, 2012 amounted to $76,026 ($71,964 – 2011). Approximate expected amortization for each of the five succeeding fiscal years is as follows:

2013	$290,000
2014	$290,000
2015	$205,000
2016	$171,000
2017	$158,000

4.    Short-Term and Long-Term Debt

Revolving Credit Lines - The Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging (“Premier”). As amended on July 26, 2011, the second amended and restated credit facility agreement provides Premier with a revolving credit line of up to $1,000,000.  The revolving line bears interest at one-month LIBOR plus 3.75% (3.99% as of March 31, 2012) and matures on May 31, 2012. As of March 31, 2012, the revolving line had a balance of $703,921 ($669,785 - December 31, 2011).

On May 12, 2011, in conjunction with the Company’s acquisition of ExtraDev, Inc. (“ExtraDev”), the Company assumed revolving credit lines and open credit card accounts totaling approximately $239,000, comprised of a $100,000 revolving line of credit with a bank at 4.75% with an outstanding balance of $63,000, a $100,000 revolving line of credit with a bank at 8.09% with an outstanding balance of $86,000, and various credits cards with an aggregate outstanding balance of approximately $90,000. All of the credit lines are secured by personal guarantees of the former ExtraDev owners. The line of credit with the $86,000 balance was paid in full during the year ended December 31, 2011 and the line of credit was closed. As of March 31, 2012, the balance of the revolving line of credit at 4.5% amounted to $53,201 and outstanding balances on credit cards amounted to $36,060, $89,261 in aggregate ($93,951 - December 31, 2011). In accordance with the purchase agreement with ExtraDev, the Company was to pay these balances within 90 days of acquisition. Despite the fact these credit facilities have outstanding balances as of March 31, 2012, the Company has committed to paying the amounts in full.

Short-Term Loan from Related Party - The Company issued a promissory note (the “DSS Note”) to Bzdick Properties, LLC (“Bzdick Properties”) in connection with the purchase of the Premier real estate, totaling $150,000. One of the members of Bzdick Properties is Robert Bzdick, who also serves as a director and chief operating officer of the Company. The DSS Note accrued interest at a rate of 9.5% per annum and permitted prepayment of principal without penalty. The DSS Note called for interest only payments during its term with a balloon payment due at the scheduled maturity date of March 31, 2012. The DSS Note was secured by a guaranty agreement running from Premier to Bzdick Properties and was subordinated to the Citizens Bank loan documents. The DSS Note was paid off in full on March 23, 2012 ($150,000 - December 31, 2011). Interest expense on the short-term loan from related party amounted to $3,240 for the three months ended March 31, 2012.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note in order to refinance a traditional note payable that now matures on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears beginning March 31, 2012. The convertible note can be converted at any time during the term at Lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount and will be amortized over the term of the note. The note is secured by all of the assets (excluding assets leased) of Secuprint, is subject to various events of default, and had a balance of $575,000 as of March 31, 2012 ($575,000 - December 31, 2011).

On February 12, 2010, in conjunction with the Credit Facility Agreement with Citizens Bank, the Company entered into a term loan with Citizens Bank for $1,500,000.    As amended on July 26, 2011 by the second amended and restated credit facility agreement, the term loan now requires monthly principal payments of $25,000 through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.99% at March 31, 2012).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest over the remaining life of the amended term loan. As of March 31, 2012, the balance of the Note was $875,000 ($950,000 - December 31, 2011).

On June 29, 2011, the Company and Plastic Printing Professionals, Inc. (“P3”), a wholly owned subsidiary of the Company, entered into a Commercial Term Note (the “Note”) with Neil Neuman (“Neuman”) whereby the Company borrowed $650,000 from Neuman. The Note called for monthly payments of $13,585, an interest rate of 6.5% per annum, a term of forty-eight months and a final balloon payment of $100,000 on August 1, 2015. The proceeds from the Note were used to pay in full all sums owed by the Company under a Related Party Credit Agreement executed between the Company and Fagenson & Co., Inc., as agent for certain lenders, including Neuman, dated January 4, 2008. Upon such payment the Credit Agreement between the Company and Fagenson & Co., Inc. was terminated in its entirety. As of December 31, 2011, the Note had a balance of $599,462. On February 29, 2012, the Company entered into a Purchase, Amendment and Escrow Agreement (the “Purchase Agreement”) with Barry Honig (“Honig”), Neil Neuman (“Neuman”) and Grushko & Mittman, P.C. The Purchase Agreement provided, among other things, for the sale of the Note to Honig for a purchase price of $578,396, which was the outstanding principal balance on February 29, 2012. In connection with the sale and transfer of the Note to Honig, the Company agreed to amend certain terms of the Note pursuant to an allonge entered into on February 29, 2012 (the “Allonge”). Under the Purchase Agreement any security interest in the Note terminated at the closing of the purchase of the Note; accordingly, Honig does not possess a security interest in any assets of the Company as a result of his purchase of the Note. Pursuant to the Allonge, the maturity date of the Note was extended to July 1, 2013. Honig had the right to convert the principal and any interest due under the Note into shares of the Company’s common stock at a conversion price of $3.30 per share, subject to adjustment upon certain corporate events as set forth in the Allonge. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of approximately $216,000, which was recorded as a discount to the debt.

During the first quarter of 2012, Honing exercised the conversion option on the Note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to Honig for full payment of Note and accrued interest amounting to $579,843. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first quarter of 2012.

Promissory Note - On August 30, 2011, the Company’s wholly owned subsidiary Premier purchased the packaging plant it occupies in Victor, New York for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained by Premier from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, which includes interest, calculated as 1 month LIBOR plus 3.15% (3.39% at March 31, 2012). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of March 31, 2012, the Promissory Note had a balance of $1,187,508 ($1,192,914 - December 31, 2011).

Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the Standby Term Loan Note was converted into a Term Note payable in monthly installments of $887 plus interest over 5 years. As of March 31, 2012, the balance under this Term Note was $48,800 ($51,467 - December 31, 2011).

All of the Citizens Bank credit facilities are subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio. The Company was in compliance with all covenants as of March 31, 2012. The Citizen Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly owned subsidiaries, P3 and Secuprint.

5.     Stockholders’ Equity

Stock Issued in Private Placements - On February 13, 2012, the Company completed the sale of $3,000,000 of investment units (the “Units”) in a private placement (the “Offering”) pursuant to subscription agreements (each a “Subscription Agreement”, and collectively, the “Subscription Agreements”) with three accredited investors (the “Investors”). A total of 30 Units were sold, at a price of $100,000 per Unit. Each Unit consists of (i) 32,258 shares of the Company’s common stock, par value $.02 per share (the “Common Stock”), and (ii) a five-year warrant to purchase up to 16,129 shares of Common Stock at an exercise price of $3.10 per share (each individually a “Warrant”, and collectively, the “Warrants”). The Warrants (and Placement Agent Warrants described below) contain a provision for cashless exercise in the event that a registration statement is not effective for the resale by the holder of all of the Warrant Stock issuable upon exercise of the Warrant. The Offering resulted in aggregate cash proceeds to the Company of $3,000,000. A total of 967,740 shares of Common Stock were sold, and Warrants to purchase up to an additional 483,870 shares of Common Stock (the “Warrant Stock”) were issued to the Investors in the Offering.

In connection with the Offering, the Company paid a placement agent fee of $210,000 to Palladium Capital Advisors, LLC (the “Placement Agent”), and issued a five-year warrant to the Placement Agent (the “Placement Agent Warrant”) to purchase up to an aggregate of 58,064 shares of Common Stock at an exercise price of $3.10 per share pursuant to the placement agent agreement (the “Placement Agreement”) with the Placement Agent with a value of $177,000.

A registration statement on Form S-3 was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2012 to register the Offering, and was declared effective by the SEC on April 20, 2012.

Stock Warrants - On February 20, 2012, the Company and ipCapital Group, Inc. (“ipCapital”) entered into an engagement letter (the “ipCapital Engagement Letter”) for the provision of certain IP strategic consulting services by ipCapital for the 2012 calendar year (the “Services”). The managing director and 42% owner of ipCapital, Mr. John Cronin, is also a director of the Company. Fees will range from $240,000 to $365,000 for services provided in 2012. In addition the Company issued ipCapital a five-year warrant (the “Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.62 per share (the “Warrant Stock”). The Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Issuance Date. The warrant is valued using the Black Scholes option pricing model at each reporting period through the earlier of the completion of services or the expiration of the service term. In addition, on February 20, 2012, the Company entered into a second consulting arrangement with ipCapital (the “ipCapital Consulting Agreement”) for which ipCapital will provide strategic advice to the Company’s senior management team on the development of the Company’s Digital Group infrastructure and cloud computing business strategy. The ipCapital Consulting Agreement has a three year term. As ipCapital’s sole source of compensation under the ipCapital Consulting Agreement, the Company issued ipCapital a five-year warrant (the “Consulting Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share (the “Consulting Warrant Stock”). The Consulting Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Consulting Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Consulting Warrant Issuance Date. The warrant is valued using the Black Scholes option pricing model at each reporting period through the requisite service period, in this case the vesting period.

Also, on February 20, 2012, the Company entered into consulting arrangement with Century Media Group for the provision of investor relations services. As compensation Century Media Group will receive a fee of $10,000 per month for the one year term, plus the Company issued Century Media Group a 14-month warrant (the “Century Media Warrant”) to purchase up to 250,000 shares of the Company’s common stock at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 shares subject to the Century Media Warrant. The Century Media Warrant vested in full on the date of issuance. The Company calculated the fair value of the warrant at approximately $248,000, using the Black Scholes-Merton option pricing model. Expense for consulting services will be recorded over the 14-month service term.

During the three months ended March 31, 2012, 54,444 shares of common stock were issued upon the exercise of warrants in exchange for aggregate proceeds of approximately $109,000.

Restricted Stock Issuances - During the three months ended March 31, 2012, the Company granted two restricted stock awards to an employee. The first award grants the employee 30,000 shares of common stock that vest ratably over four years and has a grant date fair value of $101,400. Expense related to the first grant is being recorded on a straight-line basis as shares vest. The second award grants the employee 100,000 shares of common stock that vest in four tranches upon reaching net sales goals. The grant date fair value of the second award amounted to $338,000. As of March 31, 2012, no expense was recorded for the second award as vesting was determined to be remote.

Stock Options - The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. During the three months ended March 31, 2012, the Company issued options to purchase up to an aggregate of 40,000 shares of its common stock to its non-executive board members at an exercise price of $2.55 per share. The fair value of these options amounted to approximately $40,000 determined by utilizing the Black Scholes Merton option pricing model.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2012, the Company had stock compensation expense of approximately $98,000 or $0.01 per share ($101,000; $0.01 per share - 2011).

As of March 31, 2012, there was approximately $931,000 of total unrecognized compensation costs (excluding the $1,245,000 that vest upon the occurrence of certain events) related to options, warrants issued for third-party services to be provided, and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize compensation costs over the weighted average period of 1.3 years.

6.     Commitments and Contingencies

Legal Matters - On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent. On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. In consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. On July 7, 2011, Trebuchet and the Company entered into a series of related agreements wherein Trebuchet effectively ended its ongoing participation in the ECB litigation, except for its continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in The Netherlands described below. The original agreement with Trebuchet, executed in August 2008, will remain in full force and effect, in its entirety, until Trebuchet makes any and all final payments that may become due in The Netherlands infringement case.

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

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval. The Company paid a total of ₤356,490 to the ECB for the United Kingdom case. Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions involved, except for approximately €156,000 for the Germany case, of which approximately €132,000 ($176,000) and approximately €175,000 ($233,000) for the Netherlands case are due as of March 31, 2012. Trebuchet transferred funds to the Company for disbursement of these amounts in July 2011, which the Company has recorded as accrued liabilities at March 31, 2012 and December 31, 2011. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($125,000) as of March 31, 2012, which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

Contingent Litigation Payments – In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation.  The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family.  As of March 31, 2012, there has been no settlement amounts related to these agreements.

On October 21, 2011, the Company entered into a contingency legal fee agreement with Nixon Peabody LLP (the “Contingency Agreement”), in connection with its law suit against Coupons.com. Under the Contingency Agreement, the Company would pay Nixon Peabody LLP 33 1/3% of any settlements or damages awards collected from Coupons.com in connection with the suit. Under the Contingency Agreement, the Company is responsible for payment of out-of-pocket charges and disbursements of Nixon Peabody LLP necessarily accrued during the prosecution of the suit.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of March 31, 2012, the Company considers the likelihood that the payment will be required as remote.

7. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
Cash paid for interest	$71,000	$44,000

Non-cash investing and financing activities:
Beneficial conversion feature issued with convertible debt	$215,584	$-
Conversion of debt and accrued interest to equity	$579,843	$-
Warrant issued for prepaid consulting services	$247,744	$-
Gain from change in fair value of interest rate swap derivative	$22,642	$-
Retirement of derivative warrant liability	$-	$3,505,914

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

DSS Printing	Licenses security printing technologies and manufactures and sells secure documents such as vital records, transcripts, safety paper, secure coupons, voter ballots, event tickets, among others. In addition, sells general commercial printing services utilizing digital and offset printing capabilities.

DSS Plastics	Manufactures and sells secure and non-secure plastic printed products such as ID cards, event badges and passes, and loyalty and gift cards, among others. Plastic cards include RFID chips, magnetic strips with variable data, and high quality graphics with overt and covert security features.

DSS Packaging	Manufactures and sells secure and non-secure custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.

DSS Digital	Develops, installs, hosts and services IT services including remote server and application hosting, cloud computing, secure document systems, back-up and disaster recovery services and customer program development services.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2012 and 2011 is as follows. Information for the three months ended March 31, 2011 has been restated in accordance with the Company’s realigned internal structure.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three months ended March 31, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$818,000	680,000	2,095,000	250,000	-	$3,843,000
Revenue from other operating segments	143,000	-	-	-	-	143,000
Depreciation and amortization	22,000	44,000	97,000	14,000	16,000	193,000
Net income (loss)	(164,000)	(31,000)	67,000	(33,000)	(913,000)	(1,074,000)
Identifiable assets	2,052,000	2,033,000	6,783,000	841,000	3,102,000	14,811,000

Three months ended March 31, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$956,000	693,000	$1,036,000	$-	$-	$2,685,000
Revenue from other operating segments	246,000	-	-	-	-	246,000
Depreciation and amortization	40,000	54,000	86,000	-	1,000	181,000
Net income (loss)	(288,000)	27,000	(72,000)	-	(65,000)	(398,000)
Identifiable assets	2,388,000	2,021,000	6,091,000	-	2,784,000	13,284,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and as follows:

•	Our limited operating history with our business model.
•	Our ability to effect a financing transaction to fund our operations could adversely affect the value of your stock.
•	The inability to adequately protect our intellectual property.
•	Intellectual property infringement or other claims presently unknown to us, which could be filed against us, or against our customers or our intellectual property, which could be costly to defend and result in our loss of significant rights.
•	The failure of our products and services to achieve market acceptance.
•	Changes in document security technology and standards could render our applications and services obsolete.
•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.
•	The inability to meet our growth strategy of acquiring complementary businesses and assets and expanding our existing operations to include manufacturing capabilities.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “Document Security,” “DSS,” “we,” “us,” “our” or “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate three production facilities, a security and commercial printing facility, a packaging facility and a plastic card facility where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology. In 2006, the Company began a series of acquisitions designed to expand its ability to produce its products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc., a privately held plastic cards manufacturer located in the San Francisco, California area, referred to herein as the DSS Plastics Group. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as Secuprint or DSS Printing Group. In 2010, the Company acquired Premier Packaging Corporation (“Premier Packaging”), a privately held packaging company located in the Rochester, New York area. Premier Packaging is also referred to herein as the DSS Packaging Group.

In May 2011, we acquired all of the capital stock of ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester, New York area. ExtraDev is also referred to herein as the DSS Digital Group.

In 2011, we rebranded as “DSS” and now do business in four operating segments as follows:

DSS Printing Group -Provides secure and commercial printing services for end-user customers along with technical support for the Company’s technology licensees. The division produces a wide array of printed materials such as security paper, vital records, prescription paper, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, brochures, direct mailing pieces, catalogs, and business cards. The division also provides the basis of research and development for the Company’s security printing technologies.

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

Approximate Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% change
Revenue
Printing	$670,000	$722,000	-7%
Packaging	2,095,000	1,036,000	102%
Plastic IDs and cards	680,000	693,000	-2%
Licensing and digital solutions	398,000	234,000	70%
Total Revenue	$3,843,000	$2,685,000	43%

For the three months ended March 31, 2012, revenue was $3.8 million which was 43% greater than revenue for the three months ended March 31, 2011. The significant revenue increase was due to a 102% increase in packaging revenue due to increased volume with two of Premier Packaging’s larger customers, which was offset by a 7% decrease in printing sales, and a 2% decrease in plastics sales. In addition, the Company’s technology license and digital solutions sales increased 70% which reflects approximately $250,000 in sales from the Company’s ExtraDev cloud computing subsidiary which did not exist in the first quarter of 2011.

Cost of Revenue and Gross Profit

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% change

Costs of revenue
Printing	$507,000	$630,000	-20%
Packaging	1,630,000	718,000	127%
Plastic IDs and cards	400,000	402,000	0%
Licensing and digital solutions	55,000	-	100%

Total cost of revenue	2,592,000	1,750,000	48%

Gross profit
Printing	163,000	92,000	77%
Packaging	465,000	318,000	46%
Plastic IDs and cards	280,000	291,000	-4%
Licensing and digital solutions	343,000	234,000	47%

Total gross profit	$1,251,000	$935,000	34%
Gross profit percentage	33%	35%	-6%

Gross profit increased 34% to $1,251,000 in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in gross profit was primarily due to the significant increases in gross profits in the Company’s packaging and printing divisions. The increase in amount of gross profit from the Packaging division is attributable to higher volumes with larger customers. The Printing division benefited from a favorable product sales mix as the Company focused on higher margin projects. Gross profits from licensing and digital sales increased 47% primarily due to the addition of gross profits from the Company’s new acquisition, ExtraDev, which occurred in May 2011.

Operating Expenses

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% change

Operating Expenses
Sales, general and administrative compensation	$1,065,000	$759,000	40%
Professional Fees	187,000	200,000	-7%
Sales and marketing	82,000	124,000	-34%
Research and development	148,000	51,000	190%
Rent and utilities	151,000	166,000	-9%
Other	183,000	133,000	38%
	1,816,000	1,433,000	27%

Other Operating Expenses
Non-production depreciation and amortization	32,000	32,000	0%
Stock based compensation	98,000	101,000	-3%
Amortization of intangibles	76,000	72,000	6%
	206,000	205,000	0%

Total Operating Expenses	$2,022,000	$1,638,000	24%

Operating Expenses

Sales, general and administrative compensation costs were 40% higher for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 which reflect the additions of employees as a result of the Company’s acquisition of its cloud computing division in May 2011, offset by reductions of personnel in the Company’s printing division.

Professional fees in the three months ended March 31, 2012 decreased 7% due to a decrease in legal and accounting fees offset by increases in sales consulting and investor relations costs.

Sales and marketing costs during the first quarter of 2012 decreased 34% as compared to the first quarter of 2011, as the Company decreased its internet marketing costs.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the first quarter of 2012, the Company initiated a plan to significantly increase its research and development efforts with the goal of increasing its intellectual property portfolio of patents and trade secrets in the security field. The Company expects to continue to see a significant increase in research and develop costs over the next 12 to 18 months which the Company hopes will result in an increase in security product and licensing sales, and an increase in the value of its patent asset portfolio.

Rent and utilities expenses have decreased due to the elimination of rent at the Company’s packaging division as a result of that division’s purchase of its facility in August 2011, offset by an increase in rent due to the Company’s acquisition of ExtraDev in May 2011.

Other operating expenses are primarily equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses increased in the first quarter of 2012 due to settling certain accrued liabilities for $56,000 less than originally estimated during the first quarter of 2011. Absent this item, other expenses would have only decreased by 3% during the first quarter of 2012 compared to the first quarter of 2011.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation in the first quarter of 2012 was approximately $98,000 as compared to $101,000 recorded in the first quarter of 2011.

Amortization of intangibles expense increased 6% in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to the increase in the Company’s other intangible asset basis due to the acquisition of ExtraDev in May 2011.

Other Income and expenses

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% change

Other income (expense):
Change in fair value of derivative liability	$-	$361,000	100%
Interest expense	(71,000)	(50,000)	42%
Amortizaton of note discount	(227,000)	-	100%

Other income (expense), net	$(298,000)	$311,000	-196%

Interest expense: During the three months ended March 31, 2012, interest expense increased as a result of the increased debt carried by the Company due to its use of a promissory note to help fund the Company’s acquisition of its packaging facility in August 2011. This increase in interest expense offset a reduction in rent expense as a result of the building purchase.

Amortization of note discount: On February 29, 2012, the Company entered into a convertible note. The holder of the note had the right to convert the principal and any interest due under the note into shares of the Company’s common stock at a conversion price of $3.30 per share. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of $216,000 which the Company will expense over the term of the note. In March 2012, the holder exercised the conversion option on the note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to the holder for full payment of note and accrued interest. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first quarter of 2012.

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

Net Loss and Loss per Share

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% change

Net loss	$(1,074,000)	$(398,000)	170%

Net loss per share, basic and diluted	$(0.05)	$(0.02)	150%

Weighted average common shares outstanding, basic and diluted	20,074,170	19,413,232	3%

During the first quarter of 2012, the Company had a net loss of $1,074,000, representing a 170% increase from the net loss of the first quarter of 2011. The increase in net loss of $676,000 was primarily due to two items: 1) the $227,000 amortization of note discount expense recorded in the first quarter of 2012, and 2) the $361,000 one-time other income recorded in the first quarter of 2011 due to a change in the fair value of a derivative liability. These two items in aggregate amounted to $588,000. Absent these items, the increase in net loss of $88,000 was primarily the result of a significant increase in research and development costs during the first quarter of 2012, and an increase in general and administrative compensation, offset by an improvement in total gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the private placement of equity securities and debt financings. As of March 31, 2012, the Company had cash of approximately $2.8 million. In addition, the Company had approximately $296,000 available to its Packaging division and approximately $47,000 available to its Digital division under revolving credit lines with various banks.

During the first three months of 2012, the Company increased its cash position and reduced its debt by raising equity. On February 13, 2012, the Company sold 967,740 shares of common stock for net proceeds of approximately $2,800,000 in a private placement of equity. On February 29, 2012, the Company entered into an agreement whereby an existing commercial term note in the original principal amount of $650,000 was sold and transferred to an investor for a purchase price of $578,396, the outstanding principal at the time of the sale. In connection with the sale and transfer of the commercial term note, the Company agreed to structure the note as a convertible note at a conversion price of $3.30 per share. The Company’s purpose for entering into the transaction was to provide the possibility that the indebtedness under the original note would be converted to equity in the near future. In March 2012, the holder converted the full amount of the remaining indebtedness under the note, in exchange for 175,710 shares of the Company’s common stock, and the note was retired.

Operating Cash Flow – During the first three months of 2012, the Company used approximately $495,000 of cash for operations, a 45% decrease from our use of cash for operations during the first three months of 2011, which generally reflected the improved condition of the Company’s working capital position entering 2012 as compared to the working capital position of the Company as it entered 2011, along with the impact of non-cash income and expense items on the income statement.

Investing Cash Flow - During the first three months of 2012, the Company spent approximately $50,000 on equipment additions.

Financing Cash Flows – During the first three months of 2012, the Company raised approximately $2.8 million from the sale of equity in a private placement, as described above. In addition, the Company made scheduled debt payments during the first quarter of 2012 of approximately $253,000.

Future Capital Needs - As of March 31, 2012, the Company had cash of approximately $2.8 million. In addition, the Company had approximately $296,000 available to its packaging division and approximately $47,000 available to its Digital division under revolving credit lines with various banks. The Company believes that its current cash resources and credit line resources provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2012.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to continue to monitor and review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our fiscal quarter ending March 31, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringe the Company European Patent 0 455 750B1 which covers a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced before each of the national courts seeking revocation and declarations of invalidity of the Patent. On August 20, 2008, the Company entered into an agreement with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. In consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allows Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. On July 7, 2011, Trebuchet and the Company entered into a series of related agreements wherein Trebuchet effectively ended its ongoing participation in the ECB litigation, except for continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in The Netherlands described below. The original agreement with Trebuchet, executed in August 2008, will remain in full force and effect, in its entirety, until Trebuchet makes any and all final payments that may become due in The Netherlands infringement case.

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

In certain jurisdictions in the ECB Litigation, the losing party is responsible for the other party’s legal fees, subject to court approval. The Company paid a total of ₤356,490 to the ECB for the United Kingdom case. Trebuchet paid for the costs reimbursements due, if any, for all of the other jurisdictions involved, except for approximately €156,000 for the Germany case, of which approximately €132,000 ($176,000) and approximately €175,000 ($233,000) for the Netherlands case are due as of March 31, 2012. Trebuchet transferred funds to the Company for disbursement of these amounts in July 2011, which the Company has recorded as accrued liabilities at March 31, 2012 and December 31, 2011. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($125,000) as of March 31, 2012, which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities which were not previously reported.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101 ** The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 15, 2012	By:	/s/ Patrick White
Patrick White Chief Executive Officer

May 15, 2012	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer

