Form 10-Q
period 2012-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2012-08-14
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from________________________to________________________.

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

As of August 12, 2012, there were 20,872,316 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash	$1,517,916	$717,679
Accounts receivable, net of allowance of $76,000 ($76,000- 2011)	1,647,923	1,595,750
Inventory	752,271	783,442
Prepaid expenses and other current assets	344,331	95,399
Total current assets	4,262,441	3,192,270

Property, plant and equipment, net	3,886,779	4,019,829
Other assets	234,057	244,356
Goodwill	3,322,799	3,322,799
Other intangible assets, net	1,997,935	2,043,212

Total assets	$13,704,011	$12,822,466

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,602,897	$1,666,963
Accrued expenses and other current liabilities	971,343	1,142,629
Revolving lines of credit	767,894	763,736
Short-term loan from related party	-	150,000
Current portion of long-term debt	333,083	460,598
Current portion of capital lease obligations	44,077	88,172

Total current liabilities	3,719,294	4,272,098

Long-term debt, net of unamortized discount of $66,000 ($88,000-2011)	2,203,736	2,819,783
Interest rate swap hedging liabilities	133,180	110,688
Capital lease obligations	-	11,133
Deferred tax liability	118,201	108,727
Commitments and contingencies (see Note 6)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 20,711,026 shares issued and outstanding (19,513,132 in 2011)	414,220	390,262
Additional paid-in capital	52,492,069	48,395,241
Accumulated other comprehensive loss	(133,180)	(110,688)
Accumulated deficit	(45,243,509)	(43,174,778)

Total stockholders' equity	7,529,600	5,500,037

Total liabilities and stockholders' equity	$13,704,011	$12,822,466

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Printing	$852,115	$789,232	$1,521,743	$1,510,996
Packaging	1,574,450	1,183,249	3,669,845	2,219,651
Plastic IDs and cards	799,188	636,727	1,479,370	1,329,706
Licensing and digital solutions	433,635	266,319	831,251	500,415

Total revenue	3,659,388	2,875,527	7,502,209	5,560,768

Costs of revenue
Printing	632,512	754,032	1,139,220	1,384,095
Packaging	1,200,617	919,681	2,831,099	1,637,968
Plastic IDs and cards	429,842	374,718	829,713	777,147
Licensing and digital solutions	61,821	19,099	117,012	19,099

Total costs of revenue	2,324,792	2,067,530	4,917,044	3,818,309

Gross profit	1,334,596	807,997	2,585,165	1,742,459

Operating expenses:
Selling, general and administrative	1,959,622	1,720,621	3,757,932	3,235,875
Research and development	223,436	73,818	371,133	125,111
Amortization of intangibles	76,026	62,076	152,052	134,040

Operating expenses	2,259,084	1,856,515	4,281,117	3,495,026

Operating loss	(924,488)	(1,048,518)	(1,695,952)	(1,752,567)

Other income (expense):
Change in fair value of derivative liability	-	-	-	360,922
Interest expense	(54,673)	(59,225)	(125,605)	(109,179)
Amortizaton of note discount	(11,058)	-	(237,700)	-

Loss before income taxes	(990,219)	(1,107,743)	(2,059,257)	(1,500,824)

Income tax expense	4,737	4,737	9,474	9,474
Net loss	$(994,956)	$(1,112,480)	$(2,068,731)	$(1,510,298)

Other comprehensive loss:
Interest rate swap (loss) gain	(45,134)	-	(22,492)	3,678

Comprehensive loss	$(1,040,090)	$(1,112,480)	$(2,091,223)	$(1,506,620)

Net loss per share -basic and diluted:	$(0.05)	$(0.06)	$(0.10)	$(0.08)

Weighted average common shares outstanding, basic and diluted	20,711,026	19,420,780	20,391,926	19,416,786

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six months Ended June 30,

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(2,068,731)	$(1,510,298)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	390,884	351,548
Stock based compensation	331,526	201,543
Amortization of note discount	237,700	-
Change in fair value of derivative liability	-	(360,922)
(Increase) decrease in assets:
Accounts receivable	(52,173)	773,970
Inventory	31,171	(315,331)
Prepaid expenses and other assets	(73,469)	34,760
Decrease in liabilities:
Accounts payable	(64,066)	(610,130)
Accrued expenses and other liabilities	(161,812)	(457,137)
Net cash (used) provided by operating activities	(1,428,970)	(1,891,997)

Cash flows from investing activities:
Purchase of property, plant and equipment	(105,782)	(4,509)
Purchase of other intangible assets	(106,775)	(24,472)
Acquisition of business	-	61,995
Net cash (used) provided by investing activities	(212,557)	33,014

Cash flows from financing activities:
Net (payments) borrowings on revolving lines of credit	4,158	(349,911)
Payment of short-term loan from related party	(150,000)	-
Payments of long-term debt	(185,835)	(150,000)
Payments of capital lease obligations	(55,228)	(55,204)
Issuance of common stock, net of issuance costs	2,828,669	(160,315)

Net cash provided (used) by financing activities	2,441,764	(715,430)

Net increase (decrease) in cash	800,237	(2,574,413)
Cash beginning of period	717,679	4,086,574

Cash end of period	$1,517,916	$1,512,161

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

As of June 30, 2012 and 2011, there were up to 4,225,691 and 3,281,705, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. During the six months ended June 30, 2012 and 2011, one customer accounted for 24% and 16%, respectively, of the Company’s consolidated revenue. As of June 30, 2012 and 2011, this customer accounted for 22% and 20%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on a term loan and promissory note with RBS Citizens, N.A. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The fair value of interest rate swap hedging liabilities as of June 30, 2012 amounted to $133,180 ($110,688 - December 31, 2011) and the net loss attributable to this cash flow hedge recorded during the six months ended June 30, 2012 amounted to $22,492 ($3,678 gain - 2011).

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

2. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2012	2011

Finished Goods	$360,269	$421,965
Work in process	138,332	73,669
Raw Materials	253,670	287,808

	$752,271	$783,442

3.     Other Intangible Assets

Other intangible assets include patent application costs, which consist of costs associated with the application, acquisition and defense of the Company’s patents, contractual rights to patents and trade secrets associated with the Company’s technologies, customer lists and non-compete agreements obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. External legal costs incurred to defend the Company’s patents are capitalized to the extent of an evident increase in the value of the patents and an expected successful outcome. Patent defense costs are expensed at the point when it is determined that the outcome is expected to be unsuccessful. The Company capitalizes the cost of an appeal until it is determined that the appeal will be unsuccessful. The Company’s capitalized patent defense costs expenses are analyzed for impairment based on the expected eventual outcome of the legal action and recoverability of proceeds or added economic value of the patent in excess of the costs. Legal actions related to the same patent defense case are unified into one asset group for the purposes on the impairment analysis. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

Other intangible assets are comprised of the following:

		June 30, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,405,300	$1,121,813	$1,283,487	$2,405,300	$999,761	$1,405,539
Patent application costs	Varied (1)	949,920	235,472	714,448	843,145	205,472	637,673
		$3,355,220	$1,357,285	$1,997,935	$3,248,445	$1,205,233	$2,043,212

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of June 30, 2012, the weighted average remaining useful life of these assets in service was approximately 12 years.

Amortization expense for the six months ended June 30, 2012 amounted to $152,052 ($134,040 – 2011). Approximate expected amortization for each of the five succeeding fiscal years is as follows:

2013	$295,000
2014	$295,000
2015	$210,000
2016	$176,000
2017	$163,000

4.    Short-Term and Long-Term Debt

Revolving Credit Lines - The Company entered into a credit facility agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging (“Premier”). As amended on July 26, 2011, the credit facility agreement provides Premier with a revolving credit line of up to $1,000,000.  The revolving line bears interest at one-month LIBOR plus 3.75% (3.99% as of June 30, 2012) and matures on May 31, 2013. As of June 30, 2012, the revolving line had a balance of $696,319 ($669,785 - December 31, 2011).

On May 12, 2011, in conjunction with the Company’s acquisition of ExtraDev, Inc. (“ExtraDev”), the Company assumed revolving credit lines and open credit card accounts totaling approximately $239,000, comprised of a $100,000 revolving line of credit with a bank at 4.75% with an outstanding balance of $63,000, a $100,000 revolving line of credit with a bank at 8.09% with an outstanding balance of $86,000, and various credits cards with an aggregate outstanding balance of approximately $90,000. All of the credit lines are secured by personal guarantees of the former ExtraDev owners. The line of credit with the $86,000 balance was paid in full during the year ended December 31, 2011 and the line of credit was closed. As of June 30, 2012, the balance of the revolving line of credit at 4.5% was $40,593 and outstanding balances on credit cards were $30,982, $71,575 in aggregate ($93,951 - December 31, 2011).

Short-Term Loan from Related Party - The Company issued a promissory note (the “DSS Note”) to Bzdick Properties, LLC (“Bzdick Properties”) in connection with the purchase of the Premier real estate, totaling $150,000. One of the members of Bzdick Properties is Robert Bzdick, who also serves as a director and chief operating officer of the Company. The DSS Note accrued interest at a rate of 9.5% per annum and permitted prepayment of principal without penalty. The DSS Note called for interest only payments during its term with a balloon payment due at the scheduled maturity date of March 31, 2012. The DSS Note was secured by a guaranty agreement running from Premier to Bzdick Properties and was subordinated to the Citizens Bank loan documents. The DSS Note was paid off in full on March 23, 2012 ($150,000 - December 31, 2011). Interest expense on the short-term loan from related party amounted to $3,240 for the six months ended June 30, 2012.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note in order to refinance a traditional note payable that now matures on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at Lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount and will be amortized over the term of the note. The note is secured by all of the assets (excluding assets leased) of Secuprint, Inc., is subject to various events of default, and had a balance of $575,000 as of June 30, 2012 ($575,000 - December 31, 2011).

On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, the Company entered into a term loan with Citizens Bank for $1,500,000.    As amended on July 26, 2011, the term loan now requires monthly principal payments of $25,000 through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.99% at June 30, 2012).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest over the remaining life of the amended term loan. As of June 30, 2012, the balance of the term loan was $800,000 ($950,000 - December 31, 2011).

On June 29, 2011, the Company and Plastic Printing Professionals, Inc. (“P3”), a wholly owned subsidiary of the Company, entered into a Commercial Term Note (the “Note”) with Neil Neuman (“Neuman”) whereby the Company borrowed $650,000 from Neuman. The Note called for monthly payments of $13,585, an interest rate of 6.5% per annum, a term of forty-eight months and a final balloon payment of $100,000 on August 1, 2015. The proceeds from the Note were used to pay in full all sums owed by the Company under a Related Party Credit Agreement executed between the Company and Fagenson & Co., Inc., as agent for certain lenders, including Neuman, dated January 4, 2008. Upon such payment the Credit Agreement between the Company and Fagenson & Co., Inc. was terminated in its entirety. As of December 31, 2011, the Note had a balance of $599,462. On February 29, 2012, the Company entered into a Purchase, Amendment and Escrow Agreement (the “Purchase Agreement”) with Barry Honig (“Honig”), Neil Neuman (“Neuman”) and Grushko & Mittman, P.C. The Purchase Agreement provided, among other things, for the sale of the Note to Honig for a purchase price of $578,396, which was the outstanding principal balance on February 29, 2012. In connection with the sale and transfer of the Note to Honig, the Company agreed to amend certain terms of the Note pursuant to an allonge entered into on February 29, 2012 (the “Allonge”). Under the Purchase Agreement any security interest in the Note terminated at the closing of the purchase of the Note; accordingly, Honig did not possess a security interest in any assets of the Company as a result of his purchase of the Note. Pursuant to the Allonge, the maturity date of the Note was extended to July 1, 2013. Honig had the right to convert the principal and any interest due under the Note into shares of the Company’s common stock at a conversion price of $3.30 per share, subject to adjustment upon certain corporate events as set forth in the Allonge. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of approximately $216,000, which was recorded as a discount to the debt.

During the first fiscal quarter of 2012, Honing exercised the conversion option on the Note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to Honig for full payment of Note and accrued interest amounting to $579,843. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first fiscal quarter of 2012.

Promissory Note - On August 30, 2011, the Company’s wholly owned subsidiary Premier purchased the packaging plant it occupies in Victor, New York for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained by Premier from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, which includes interest, calculated as 1 month LIBOR plus 3.15% (3.39% at June 30, 2012). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of June 30, 2012, the Promissory Note had a balance of $1,182,022 ($1,192,914 - December 31, 2011).

Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the Standby Term Loan Note was converted into a Term Note payable in monthly installments of $887 plus interest over 5 years. As of June 30, 2012, the balance under this Term Note was $46,143 ($51,467 - December 31, 2011).

All of the Citizens Bank credit facilities are secured by all of the assets of the Company’s subsidiary, Premier Packaging Corporation, and are also secured through cross guarantees by the Company and two of its other wholly owned subsidiaries, P3 and Secuprint.

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging Corporation is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In June 2012, Premier Packaging was notified that it was not in compliance with certain financial covenants as of December 31, 2011 and March 31, 2012, including a failure to maintain the required fixed charge coverage ratio and a disallowance of transfers from Premier Packaging to one of the Company’s subsidiaries. In August 2012, the Company received a waiver as of December 31, 2011 and March 31, 2012 from Citizens Bank, relating to the above-mentioned financial covenants. Premier Packaging was in compliance with the covenants as of June 30, 2012.

5.     Stockholders’ Equity

Stock Issued in Private Placements - On February 13, 2012, the Company completed the sale of $3,000,000 of investment units (the “Units”) in a private placement. A total of 30 Units were sold, at a price of $100,000 per Unit. Each Unit consisted of (i) 32,258 shares of the Company’s common stock, and (ii) a five-year warrant to purchase up to 16,129 shares of the Company’s common stock at an exercise price of $3.10 per share. The private placement resulted in aggregate cash proceeds to the Company of $3,000,000. In connection with the private placement, the Company paid a placement agent fee of $210,000 and issued to the placement agent a five-year warrant to purchase up to an aggregate of 58,064 shares of Common Stock at an exercise price of $3.10. The placement agent warrant had a fair value of $177,000.

Stock Warrants - On February 20, 2012, the Company and ipCapital Group, Inc. (“ipCapital”) entered into an engagement letter (the “ipCapital Engagement Letter”) for the provision of certain IP strategic consulting services by ipCapital for the 2012 calendar year (the “Services”). The managing director and 42% owner of ipCapital, John Cronin, is also a director of the Company. Fees will range from $240,000 to $365,000 for services provided in 2012. In addition the Company issued ipCapital a five-year warrant (the “Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.62 per share (the “Warrant Stock”). The Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Issuance Date. The warrant is valued using the Black Scholes option pricing model at each reporting period through the earlier of the completion of services or the expiration of the service term. The warrant was valued at $178,468 as of June 30, 2012. In addition, on February 20, 2012, the Company entered into a second consulting arrangement with ipCapital (the “ipCapital Consulting Agreement”) for which ipCapital will provide strategic advice to the Company’s senior management team on the development of the Company’s Digital Group infrastructure and cloud computing business strategy. The ipCapital Consulting Agreement has a three year term. As ipCapital’s sole source of compensation under the ipCapital Consulting Agreement, the Company issued ipCapital a five-year warrant (the “Consulting Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share (the “Consulting Warrant Stock”). The Consulting Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Consulting Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Consulting Warrant Issuance Date. The warrant is valued using the Black Scholes option pricing model at each reporting period through the requisite service period, in this case the vesting period. The warrant was valued at $362,592 as of June 30, 2012.

Also, on February 20, 2012, the Company entered into consulting arrangement with Century Media Group for the provision of investor relations services. As compensation Century Media Group will receive a fee of $10,000 per month for the one year term, plus the Company issued Century Media Group a 14-month warrant (the “Century Media Warrant”) to purchase up to 250,000 shares of the Company’s common stock at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 shares subject to the Century Media Warrant. The Century Media Warrant vested in full on the date of issuance. The Company calculated the fair value of the warrant at approximately $248,000, using the Black Scholes-Merton option pricing model. Expense for consulting services will be recorded over the 12-month service term.

During the six months ended June 30, 2012, a total of 54,444 shares of common stock were issued upon the exercise of warrants in exchange for aggregate proceeds of approximately $109,000.

Restricted Stock - During the six months ended June 30, 2012, the Company granted two restricted stock awards to an employee. The first award grants the employee 30,000 shares of common stock that vest ratably over four years and has a grant date fair value of $101,400. Expense related to the first grant is being recorded on a straight-line basis as shares vest. The second award grants the employee 100,000 shares of common stock that vest in four tranches upon reaching net sales goals. The grant date fair value of the second award amounted to $338,000. As of June 30, 2012, no expense was recorded for the second award as vesting was determined to be remote.

Stock Options - The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. During the six months ended June 30, 2012, the Company issued options to purchase up to an aggregate of 40,000 shares of its common stock to its non-executive board members at an exercise price of $2.55 per share. The fair value of these options amounted to approximately $40,000 determined by utilizing the Black Scholes Merton option pricing model.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2012, the Company had stock compensation expense of approximately $332,000 or $0.02 per share ($202,000; $0.01 per share - 2011).

As of June 30, 2012, there was approximately $992,000 of total unrecognized compensation costs (excluding $932,000 that vest upon the occurrence of certain events) related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of one year.

Stock Option Plans - During the second quarter of 2012, a proposal to increase the number of shares under the 2004 Employee Stock Option Plan from 1,700,000 to 3,400,000 and a proposal to increase the number of shares under the 2004 Non-Executive Director Stock Option Plan from 200,000 to 500,000 was approved by the Company’s stockholders.

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

During the course of the litigation, the losing party in certain jurisdictions was responsible for the other party’s legal fees. As of June 30, 2012, the Company has recorded as accrued liabilities of approximately €132,000 ($165,000) for the Germany case and approximately €175,000 ($218,750) for the Netherlands case for such fees. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($117,000) as of June 30, 2012, which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

Contingent Litigation Payments – Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. In addition, in May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which called for a $150,000 contingent payment to the legal counsel upon a successful ruling or settlement on the Company’s behalf in that litigation. As of June 30, 2012, there has been no settlement amounts related to these agreements.

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

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of June 30, 2012, the Company considers the likelihood that the payment will be required as remote.

7. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2012 and 2011 is approximately as follows:

	2012	2011

Cash paid for interest	$126,000	$228,000

Non-cash investing and financing activities:
Beneficial conversion feature issued with convertible debt	$216,000	$-
Conversion of debt and accrued interest to equity	$580,000	$-
Warrant issued for prepaid consulting services	$248,000	$-
Loss from change in fair value of interest rate swap derivative	$22,000	$-
Equity issued for acquisition	$-	$274,000
Refinance of related party revolving line of credit and accrued interest	$-	$650,000
Retirement of derivative warrant liability	$-	$3,506,000

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2012 and 2011 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three months ended June 30, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$1,056,000	$799,000	$1,574,000	$230,000	$-	$3,659,000
Revenue from other operating segments	135,000	-	79,000	-	-	214,000
Depreciation and amortization	37,000	44,000	97,000	19,000	1,000	198,000
Net income (loss)	(72,000)	43,000	(35,000)	(74,000)	(857,000)	(995,000)

Three months ended June 30, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$960,000	$637,000	$1,183,000	$96,000	$-	$2,876,000
Revenue from other operating segments	119,000	-	-	-	-	119,000
Depreciation and amortization	35,000	44,000	86,000	5,000	1,000	171,000
Net loss	(576,000)	(6,000)	(99,000)	(23,000)	(408,000)	(1,112,000)

Six months ended June 30, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$1,873,000	$1,479,000	$3,670,000	$480,000	$-	$7,502,000
Revenue from other operating segments	278,000	-	79,000	-	-	357,000
Depreciation and amortization	74,000	88,000	194,000	33,000	2,000	391,000
Net income (loss)	(252,000)	9,000	33,000	(107,000)	(1,752,000)	(2,069,000)
Identifiable assets	2,274,000	2,092,000	7,225,000	935,000	1,178,000	13,704,000

Six months ended June 30, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$1,915,000	$1,330,000	$2,220,000	$96,000	$-	$5,561,000
Revenue from other operating segments	389,000	-	-	-	-	389,000
Depreciation and amortization	74,000	99,000	173,000	5,000	1,000	352,000
Net income (loss)	(864,000)	21,000	(171,000)	(23,000)	(473,000)	(1,510,000)
Identifiable assets	2,124,000	2,122,000	5,766,000	761,000	1,350,000	12,123,000

9.     Subsequent Events

Facility Operating Lease - In July 2012, the Company entered into an amended facility lease at its current location that will accommodate the Company corporate offices as well as the Digital division. The commencement date of the amended lease will be October 1, 2012, until such time, the Company will continue to lease space for its corporate offices and Digital division on a month to month basis. The amended facility lease will expire September 30, 2015, and future lease payments are expected to be approximately $39,000 in 2012, $157,000 in 2013, $169,000 in 2014 and $133,000 in 2015.

Warrant Exercise -In July 2012, the Company received $500,000 as the result of the exercise of warrants by certain holders that resulted in the issuance of an aggregate of 161,290 shares of the Company’s common stock.

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

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “Document Security,” “DSS,” “we,” “us,” “our” or “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate three production facilities including a security and commercial printing facility, a packaging facility and a plastic card facility where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

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

Approximate Results of Operations for the Three Months and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
Revenue
Printing	$852,000	$789,000	8%	$1,522,000	$1,511,000	1%
Packaging	1,574,000	1,183,000	33%	3,670,000	2,220,000	65%
Plastic IDs and cards	799,000	637,000	25%	1,479,000	1,330,000	11%
Licensing and digital solutions	434,000	266,000	63%	831,000	500,000	66%

Total Revenue	$3,659,000	$2,875,000	27%	$7,502,000	$5,561,000	35%

For the three months ended June 30, 2012, revenue was $3.7 million which was 27% greater than revenue for the three months ended June 30, 2011. The revenue increase was primarily due to increases in packaging and plastics revenues. The Company’s packaging group saw increased order activity from its two largest customers during the quarter while the Company’s plastics group benefited from a general increase in orders from its overall customer base along with increase orders for its newer products for RFID and smart card applications. In addition, the Company’s technology license and digital solutions sales increased 63% due to a full quarter of revenues in 2012 from the Company’s ExtraDev cloud computing subsidiary, which was acquired in May of 2011.

For the first six months of 2012, revenue has increased 35% over the same period in 2011, primarily due to the 65% increase in the Company’s packaging group’s sales along with a 66% increase in revenue from the Company’s technology licensing and digital solutions groups, which was primarily the result of the Company’s acquisition of its ExtraDev cloud computing subsidiary in May of 2011.

Cost of Revenue and Gross Profit

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change

Costs of revenue
Printing	$632,000	$754,000	-16%	$1,139,000	$1,384,000	-18%
Packaging	1,201,000	920,000	31%	2,831,000	1,638,000	73%
Plastic IDs and cards	430,000	375,000	15%	830,000	777,000	7%
Licensing and digital solutions	62,000	19,000	226%	117,000	19,000	516%

Total cost of revenue	2,325,000	2,068,000	12%	4,917,000	3,818,000	29%

Gross profit
Printing	220,000	35,000	526%	383,000	127,000	202%
Packaging	373,000	263,000	42%	839,000	582,000	44%
Plastic IDs and cards	369,000	262,000	41%	649,000	553,000	17%
Licensing and digital solutions	372,000	247,000	51%	714,000	481,000	48%

Total gross profit	$1,334,000	$807,000	65%	$2,585,000	$1,743,000	48%

Gross profit percentage	36%	28%	30%	34%	31%	10%

For the three months ended June 30, 2012, gross profit increased 65% to $1,334,000 as compared to the three months ended June 30, 2011. The increase in gross profit was primarily due to the significant increases in gross profits in the Company’s printing group, which benefited from a favorable product sales mix as the Company focused on higher margin projects. Gross profits from licensing and digital solutions sales increased 51% primarily due to the addition of a full quarter of gross profits in 2012 from the Company’s acquisition of ExtraDev in May 2011.

For the first six months of 2012, the Company’s gross profit has increased 48% over the same period in 2011. The Company saw a significant increase in gross profits from its printing groups as it has benefited from a lower cost structure and a more favorable product mix. In addition, each of the Company’s packaging and plastics groups realized gross profit gains as a result of their revenue gains. Finally, gross profits from licensing and digital solutions sales increased 48% primarily due to the addition of gross profits from the Company’s acquisition of ExtraDev in May 2011.

Operating Expenses

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change

Operating Expenses
Sales, general and administrative compensation	$1,046,000	$845,000	24%	$2,111,000	$1,604,000	32%
Professional Fees	187,000	163,000	15%	375,000	364,000	3%
Sales and marketing	83,000	162,000	-49%	165,000	286,000	-42%
Rent and utilities	147,000	188,000	-22%	298,000	354,000	-16%
Other	311,000	231,000	35%	492,000	364,000	35%
	1,774,000	1,589,000	12%	3,441,000	2,972,000	16%

Other Operating Expenses
Non-production depreciation and amortization	32,000	31,000	3%	64,000	63,000	2%
Research and development, including research and development costs paid by equity instruments	223,000	74,000	201%	371,000	125,000	197%
Stock based compensation	154,000	101,000	52%	253,000	202,000	25%
Amortization of intangibles	76,000	62,000	23%	152,000	134,000	13%
	485,000	268,000	81%	840,000	524,000	60%
Total Operating Expenses	$2,259,000	$1,857,000	22%	$4,281,000	$3,496,000	22%

Sales, general and administrative compensation costs, excluding stock base compensation, increased in 2012 as compared to 2011 primarily due to the addition of employees as a result of the Company’s acquisition of its cloud computing division in May 2011, offset by reductions of personnel in the Company’s printing and packaging divisions.

Professional fees during the three and six months ended June 30, 2012 increased from the corresponding 2011 periods due to an increase in intellectual property consulting and investor relations costs, offset by decreases in legal and accounting fees.

Sales and marketing costs during the three and six months ended June 30, 2012 decreased from the corresponding periods of 2011, as the Company significantly decreased its marketing costs, including costs incurred during 2011 to redesign the Company’s logo, websites, sales collateral and trade-show booths, which did not re-occur in 2012.

Rent and utilities expenses in 2012 have decreased due to the elimination of rent at the Company’s packaging division as a result of that division’s purchase of its facility in August 2011, offset by an increase in rent due to the Company’s acquisition of ExtraDev in May 2011.

Other operating expenses consists primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses in the second quarter of 2012 increased primarily due to the addition of costs at the Company’s digital division, and a placement agent fee related to the placement of a convertible note and subsequent conversion in March 2012. Other expenses increased in the first six months of 2012 due to a one-time settling of certain accrued liabilities for $56,000 less than originally estimated, which occurred during the first quarter of 2011, and did not re-occur in 2012. Absent this item, other expenses would have only increased by 20% during the first six months of 2012 compared to the first six months of 2011.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the first six months of 2012, the Company research and development costs, which include stock based compensation costs allocated to research and development costs as a result of warrants issued to ipCapital in February 2012, reflect a plan that the Company initiated in early 2012 to significantly increase its research and development efforts with the goal of increasing its intellectual property portfolio of patents and trade secrets in the security field. The Company expects to continue to see a significant increase in research and develop costs over the next 12 to 18 months which the Company hopes will result in an increase in security product and licensing sales, and an increase in the value of its patent asset portfolio.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation in the for the three months ended June 30, 2012 increased 52% from the three months ended June 30, 2011, primarily due to the estimated value of warrants issued to the Company’s investor relations provider in February 2012.

Amortization of intangibles expense increases in 2012 compared to 2011 are due to the increase in the Company’s other intangible asset basis due to the acquisition of ExtraDev in May 2011.

Other Income and Expenses

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change

Other income (expense):
Change in fair value of derivative liability	$-	$-	-	$-	$361,000	-100%
Interest expense	(55,000)	(59,000)	-7%	(126,000)	(109,000)	16%
Amortizaton of note discount	(11,000)	-	100%	(238,000)	-	100%

Other income (expense), net	$(66,000)	$(59,000)	12%	$(364,000)	$252,000	-244%

Interest expense During the three months ended June 30, 2012, interest expense decreased due to a decrease in debt as the result of the reduction of debt caused by the conversion of approximately $580,000 of debt in March 2012, offset by an increase in interest as a result of the increased debt carried by the Company due to its use of a promissory note to help fund the Company’s acquisition of its packaging facility in August 2011. This increase in interest expense offset a reduction in rent expense included in operating expenses as a result of the building purchase for both three and six month periods ending June 30, 2012 compared to the same periods of 2011.

Amortization of note discount On February 29, 2012, the Company entered into a convertible note. The holder of the note had the right to convert the principal and any interest due under the note into shares of the Company’s common stock at a conversion price of $3.30 per share. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of $216,000 which the Company will expense over the term of the note. In March 2012, the holder exercised the conversion option on the note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to the holder for full payment of note and accrued interest. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first quarter of 2012.

Change in fair value of derivative liability In late 2010, the Company issued various financial instruments to an investor in connection with a stock purchase agreement, which contained certain provisions that resulted in a derivative liability. On February 18, 2011 the Company entered into certain amendments with the investor for the purpose of modifying the terms of the financial instruments that among other things eliminated the provisions of the warrants that had created the derivative liabilities. As a result, the Company determined the fair value of the derivative liability as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability since December 31, 2010 of $360,922 in the statement of operations.

Net Loss and Loss per Share

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
Net loss	$(995,000)	$(1,112,000)	-11%	$(2,069,000)	$(1,510,000)	37%

Net loss per share, basic and diluted	$(0.05)	$(0.06)	-17%	$(0.10)	$(0.08)	25%

Weighted average common shares outstanding, basic and diluted	20,711,026	19,420,780	7%	20,391,926	19,416,786	5%

During the three months ended June 30, 2012, the Company had a net loss of $995,000, representing an 11% decrease from the net loss during the three months ended June 30, 2011. The decrease in net loss was primarily due to the 65% increase in gross profit, offset by a 22% increase in operating expenses, which was significantly impacted by a significant increase in research and development costs, including stock based compensation costs.

During the six months ended June 30, 2012, the Company had a net loss of $2,069,000 representing a 37% increase from the net loss during the six months ended June 30, 2011. The increase in net loss was primarily due to two items: 1) $227,000 amortization of note discount expense recorded in the first quarter of 2012, and 2) the $361,000 one-time other income recorded in the first quarter of 2011 due to a change in the fair value of a derivative liability. These two items in aggregate amounted to $588,000. Absent these items, net loss during the first six months of 2012 would have decreased approximately 2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the private placement of equity securities and debt financings. As of June 30, 2012, the Company had cash of approximately $1.5 million. In addition, the Company had approximately $304,000 available to its Packaging division and approximately $59,000 available to its Digital division under a revolving credit line.

During the first six months of 2012, the Company increased its cash position and reduced its debt by selling shares of its common stock and issuing shares of its common stock pursuant to debt conversions. On February 13, 2012, the Company sold 967,740 shares of common stock for net proceeds of approximately $2,700,000 in a private placement of equity. On February 29, 2012, the Company entered into an agreement whereby an existing commercial term note in the original principal amount of $650,000 was sold and transferred to an investor for a purchase price of $578,396, the outstanding principal at the time of the sale. In connection with the sale and transfer of the commercial term note, the Company agreed to structure the note as a convertible note at a conversion price of $3.30 per share. In March 2012, the holder converted the full amount of the remaining indebtedness under the note, in exchange for 175,710 shares of the Company’s common stock, and the note was retired. In addition, in July 2012, the Company received approximately $500,000 from the exercise of warrants.

Operating Cash Flow – During the first six months of 2012, the Company used approximately $1,400,000 of cash for operations, a 26% decrease from our use of cash for operations during the first six months of 2011, which generally reflected the improved condition of the Company’s working capital position entering 2012 as compared to the working capital position of the Company as it entered 2011, along with the impact of non-cash income and expense items on the income statement.

Investing Cash Flow - During the first six months of 2012, the Company spent approximately $106,000 on equipment additions at its packaging and plastic divisions, and paid approximately $107,000 of legal and consulting costs which were capitalized as patent assets.

Financing Cash Flows - During the first six months of 2012, the Company raised approximately $2.8 million from the sale of equity in a private placement, as described above, and from the exercise of warrants made by certain holders. In addition, the Company made scheduled debt and capitalized lease payments during the first six months of 2012 of approximately $391,000.

Future Capital Needs - As of June 30, 2012, the Company had cash of approximately $1.5 million and in July 2012, the Company received approximately $500,000 from the exercise of warrants. In addition, the Company had approximately $304,000 available to its Packaging division and approximately $59,000 available to its Digital division under revolving credit lines. The Company believes that its current cash, working capital and availability of funds under its credit line resources provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months. However, if expected revenues in the second half of 2012 do not materialize and if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy. However, there is no guarantee we will be able to raise such funds if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our fiscal quarter ending June 30, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

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

101 **    The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

August 14, 2012	By:	/s/ Patrick White
Patrick White Chief Executive Officer

August 14, 2012	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer

