Form 10-Q
period 2012-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2012-11-13
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________.

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

As of November 12, 2012, there were 21,705,967 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$1,022,924	$717,679
Accounts receivable, net of allowance of $76,000 ($76,000- 2011)	1,659,145	1,595,750
Inventory	1,115,550	783,442
Prepaid expenses and other current assets	393,857	95,399

Total current assets	4,191,476	3,192,270

Property, plant and equipment, net	3,758,828	4,019,829
Other assets	234,057	244,356
Goodwill	3,322,799	3,322,799
Other intangible assets, net	1,918,703	2,043,212

Total assets	$13,425,863	$12,822,466

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,849,192	$1,666,963
Accrued expenses and other current liabilities	1,131,342	1,142,629
Revolving lines of credit	542,956	763,736
Short-term loan from related party	-	150,000
Current portion of long-term debt	333,083	460,598
Current portion of capital lease obligations	25,026	88,172

Total current liabilities	3,881,599	4,272,098

Long-term debt, net of unamortized discount of $55,000 ($88,000-2011)	2,131,573	2,819,783
Interest rate swap hedging liabilities	138,359	110,688
Capital lease obligations	-	11,133
Deferred tax liability	122,938	108,727

Commitments and contingencies (see Note 6)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 20,872,316 shares issued and outstanding (19,513,132 in 2011)	417,445	390,262
Additional paid-in capital	53,212,067	48,395,241
Accumulated other comprehensive loss	(138,359)	(110,688)
Accumulated deficit	(46,339,759)	(43,174,778)

Total stockholders' equity	7,151,394	5,500,037

Total liabilities and stockholders' equity	$13,425,863	$12,822,466

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue
Printing	$692,554	$831,468	$2,214,297	$2,342,463
Packaging	2,188,331	1,575,948	5,858,176	3,795,599
Plastic IDs and cards	774,297	757,489	2,253,667	2,087,196
Licensing and digital solutions	508,941	451,254	1,340,192	951,669

Total revenue	4,164,123	3,616,159	11,666,332	9,176,927

Costs of revenue
Printing	428,912	698,715	1,568,132	2,082,810
Packaging	1,639,735	1,124,973	4,470,834	2,762,941
Plastic IDs and cards	433,271	453,932	1,262,984	1,231,079
Licensing and digital solutions	138,719	67,778	255,731	86,877

Total costs of revenue	2,640,637	2,345,398	7,557,681	6,163,707

Gross profit	1,523,486	1,270,761	4,108,651	3,013,220

Operating expenses:

Selling, general and administrative	2,302,695	1,976,913	6,060,627	5,212,788
Research and development	173,833	83,387	544,966	208,498
Amortization of intangibles	76,026	71,376	228,078	205,416

Operating expenses	2,552,554	2,131,676	6,833,671	5,626,702

Operating loss	(1,029,068)	(860,915)	(2,725,020)	(2,613,482)

Other income (expense):
Change in fair value of derivative liability	-	-	-	360,922
Interest expense	(51,387)	(60,531)	(176,992)	(169,711)
Amortizaton of note discount	(11,058)	-	(248,758)	-

Loss before income taxes	(1,091,513)	(921,446)	(3,150,770)	(2,422,271)

Income tax (benefit) expense, net	4,737	(164,394)	14,211	(154,920)

Net loss	$(1,096,250)	$(757,052)	$(3,164,981)	$(2,267,351)

Other comprehensive loss:
Interest rate swap (loss) gain	(5,179)	-	(27,671)	3,678

Comprehensive loss	$(1,101,429)	$(757,052)	$(3,192,652)	$(2,263,673)

Net loss per share -basic and diluted:	$(0.05)	$(0.04)	$(0.15)	$(0.12)

Weighted average common shares outstanding, basic and diluted	20,822,351	19,474,173	20,536,448	19,435,930

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2012	2011

Cash flows from operating activities:

Net loss	$(3,164,981)	$(2,267,351)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	598,010	534,292
Stock based compensation	631,466	319,106
Amortization of note discount	248,758	-
Change in fair value of derivative liability	-	(360,922)
Deferred tax benefit	-	(169,131)
(Increase) decrease in assets:
Accounts receivable	(63,395)	491,497
Inventory	(332,108)	(442,421)
Prepaid expenses and other assets	(181,330)	110,208
Increase (decrease) in liabilities:
Accounts payable	182,229	(300,291)
Accrued expenses and other liabilities	2,924	67,820
Net cash used by operating activities	(2,078,427)	(2,017,193)

Cash flows from investing activities:
Purchase of property, plant and equipment	(108,931)	(497,709)
Purchase of other intangible assets	(103,569)	(26,313)
Acquisition of business	-	61,995
Net cash used by investing activities	(212,500)	(462,027)

Cash flows from financing activities:
Net payments on revolving lines of credit	(220,780)	(11,883)
Payment of short-term loan from related party	(150,000)	-
Payments of long-term debt	(269,056)	(245,183)
Payments of capital lease obligations	(74,279)	(72,927)
Issuance of common stock, net of issuance costs	3,310,287	(206,851)

Net cash provided (used) by financing activities	2,596,172	(536,844)

Net increase (decrease) in cash	305,245	(3,016,064)
Cash beginning of period	717,679	4,086,574

Cash end of period	$1,022,924	$1,070,510

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Plan of Merger - On October 1, 2012, the Company entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which, once the merger commences, DSSIP, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), will merge with and into Lexington Technology Group, Inc. ("Lexington"), with Lexington being the surviving corporation which will continue its existence as a wholly-owned subsidiary of the Company through an exchange of capital stock of Lexington for capital stock of the Company (the "Merger").

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

As of September 30, 2012 and 2011, there were up to 4,319,020 and 3,271,853, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. During the nine months ended September 30, 2012 and 2011, one customer accounted for 26% and 15%, respectively, of the Company’s consolidated revenue. As of September 30, 2012 and 2011, this customer accounted for 22% and 20%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on a term loan and promissory note with RBS Citizens, N.A. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of non-performance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The fair value of interest rate swap hedging liabilities as of September 30, 2012 amounted to $138,359 ($110,688 - December 31, 2011) and the net loss attributable to this cash flow hedge recorded during the nine months ended September 30, 2012 amounted to $27,671 ($3,678 gain - 2011).

Fair Value of Financial Instruments - Financial instruments include cash, which is a short term investment and its carrying amount is a reasonable estimate of fair value, interest rate swaps as discussed above, notes payable and a convertible note payable. Notes payable are valued based on rates currently available to financial institutions for debt with similar terms and remaining maturities. The carrying value approximates the fair value of these debt instruments as of September 30, 2012 and December 31, 2011. The convertible note payable is recorded at its face amount, net of an unamortized discount for a beneficial conversion feature and has an estimated fair value of approximately $1,082,000 ($663,000 - December 31, 2011) based on the underlying shares the note can be converted into at the trading price on September 30, 2012. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input.

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

2.	Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2012	2011

Finished Goods	$464,552	$421,965
Work in process	146,733	73,669
Raw Materials	504,265	287,808

	$1,115,550	$783,442

3.	Other Intangible Assets

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

Other intangible assets are comprised of the following:

		September 30, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,405,300	$1,182,839	$1,222,461	$2,405,300	$999,761	$1,405,539
Patent application costs	Varied (1)	946,714	250,472	696,242	843,145	205,472	637,673

		$3,352,014	$1,433,311	$1,918,703	$3,248,445	$1,205,233	$2,043,212

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of September 30, 2012, the weighted average remaining useful life of these assets in service was approximately 11.75 years.

Amortization expense for the nine months ended September 30, 2012 amounted to $228,078 ($205,416 – 2011). Approximate expected amortization for each of the five succeeding fiscal years is as follows:

2013	$295,000
2014	$295,000
2015	$210,000
2016	$176,000
2017	$163,000

4.	Short-Term and Long-Term Debt

Revolving Credit Lines - The Company entered into a credit facility agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging (“Premier”). As amended on July 26, 2011, the credit facility agreement provides Premier with a revolving credit line of up to $1,000,000.  The revolving line bears interest at 1 Month LIBOR plus 3.75% (3.97% as of September 30, 2012) and matures on May 31, 2013. As of September 30, 2012, the revolving line had a balance of $481,009 ($669,785 - December 31, 2011).

On May 12, 2011, in conjunction with the Company’s acquisition of ExtraDev, Inc. (“ExtraDev”), the Company assumed revolving credit lines and open credit card accounts totaling approximately $239,000, comprised of a $100,000 revolving line of credit with a bank at 4.75% with an outstanding balance of $63,000, a $100,000 revolving line of credit with a bank at 8.09% with an outstanding balance of $86,000, and various credits cards with an aggregate outstanding balance of approximately $90,000. All of the credit lines are secured by personal guarantees of the former ExtraDev owners. The line of credit with the $86,000 balance was paid in full during the year ended December 31, 2011 and the line of credit was closed. As of September 30, 2012, the balance of the revolving line of credit at 4.5% was $39,252 and outstanding balances on credit cards were $22,695, $61,947 in aggregate ($93,951 - December 31, 2011).

Short-Term Loan from Related Party - The Company issued a promissory note (the “DSS Note”) to Bzdick Properties, LLC (“Bzdick Properties”) in connection with the purchase of the Premier real estate, totaling $150,000. One of the members of Bzdick Properties is Robert Bzdick, who also serves as a director and chief operating officer of the Company. The DSS Note accrued interest at a rate of 9.5% per annum and permitted prepayment of principal without penalty. The DSS Note called for interest only payments during its term with a balloon payment due at the scheduled maturity date of March 31, 2012. The DSS Note was secured by a guaranty agreement running from Premier to Bzdick Properties and was subordinated to the Citizens Bank loan documents. The DSS Note was paid off in full on March 23, 2012 ($150,000 - December 31, 2011). Interest expense on the short-term loan from related party amounted to $3,240 for the nine months ended September 30, 2012.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note in order to refinance a traditional note payable that now matures on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at Lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount and will be amortized over the term of the note. The note is secured by all of the assets (excluding assets leased) of Secuprint, Inc., (“Secuprint”), a subsidiary of the Company, is subject to various events of default, and had a balance of $575,000 as of September 30, 2012 ($575,000 - December 31, 2011).

On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, the Company entered into a term loan with Citizens Bank for $1,500,000.    As amended on July 26, 2011, the term loan now requires monthly principal payments of $25,000 through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.97% at September 30, 2012).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of September 30, 2012, the balance of the term loan was $725,000 ($950,000 - December 31, 2011).

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

During the first fiscal quarter of 2012, Honig exercised the conversion option on the Note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to Honig for full payment of Note and accrued interest amounting to $579,843. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first fiscal quarter of 2012.

Promissory Note - On August 30, 2011, the Company’s wholly owned subsidiary Premier purchased the packaging plant it occupies in Victor, New York for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained by Premier from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, which includes interest, calculated as 1 month LIBOR plus 3.15% (3.37% at September 30, 2012). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of September 30, 2012, the Promissory Note had a balance of $1,176,463 ($1,192,914 - December 31, 2011).

Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the Standby Term Loan Note was converted into a Term Note payable in monthly installments of $887 plus interest over 5 years. As of September 30, 2012, the balance under this Term Note was $43,481 ($51,467 - December 31, 2011).

All of the Citizens Bank credit facilities are secured by all of the assets of Premier, and are also secured through cross guarantees by the Company and two of its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. (“P3”) and Secuprint.

Under the Citizens Bank credit facilities, Premier is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In June 2012, Premier was notified that it was not in compliance with certain financial covenants as of December 31, 2011 and March 31, 2012, including a failure to maintain the required fixed charge coverage ratio and a disallowance of transfers from Premier to one of the Company’s other subsidiaries. In August 2012, the Company received a waiver as of December 31, 2011 and March 31, 2012 from Citizens Bank, relating to the above-mentioned financial covenants. Premier Packaging was in compliance with the covenants as of September 30, 2012.

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

Stock Warrants - On February 20, 2012, the Company and ipCapital Group, Inc. (“ipCapital”) entered into an engagement letter (the “ipCapital Engagement Letter”) for the provision of certain IP strategic consulting services by ipCapital for the 2012 calendar year (the “Services”). The managing director and 42% owner of ipCapital, John Cronin, is also a director of the Company. Fees will range from $240,000 to $365,000 for services provided in 2012. In addition the Company issued ipCapital a five-year warrant (the “Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.62 per share (the “Warrant Stock”). The Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Issuance Date. The warrant is valued using the Black Scholes Merton option pricing model at each reporting period through the earlier of the completion of services or the expiration of the service term. The warrant was valued at approximately $190,000 as of September 30, 2012. In addition, on February 20, 2012, the Company entered into a second consulting arrangement with ipCapital (the “ipCapital Consulting Agreement”) for which ipCapital will provide strategic advice to the Company’s senior management team on the development of the Company’s Digital Group infrastructure and cloud computing business strategy. The ipCapital Consulting Agreement has a three year term. As ipCapital’s sole source of compensation under the ipCapital Consulting Agreement, the Company issued ipCapital a five-year warrant (the “Consulting Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share (the “Consulting Warrant Stock”). The Consulting Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Consulting Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Consulting Warrant Issuance Date. The warrant is valued using the Black Scholes-Merton option pricing model at each reporting period through the requisite service period, in this case the vesting period. The warrant was valued at approximately $386,000 as of September 30, 2012.

Also, on February 20, 2012, the Company entered into consulting arrangement with Century Media Group for the provision of investor relations services. As compensation Century Media Group will receive a fee of $10,000 per month for the one year term, plus the Company issued Century Media Group a 14-month warrant (the “Century Media Warrant”) to purchase up to 250,000 shares of the Company’s common stock at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 shares subject to the Century Media Warrant. The Century Media Warrant vested in full on the date of issuance. The Company calculated the fair value of the warrant at approximately $248,000, using the Black Scholes-Merton option pricing model. Expense for consulting services is being recorded over the 12-month service term.

On July 30, 2012, the Company issued as compensation to a consultant a five-year warrant to purchase 45,000 shares of the Company's common stock at an exercise price of $4.00. One-third of the option vested on July 30, 2012, one-third of the option will vest on July 30, 2013, and the remaining one-third will vest on July 30, 2014. The Company valued the option at approximately $92,000 using the Black-Sholes-Merton option pricing model and will expense it in accordance with the service period.

During the nine months ended September 30, 2012, a total of 215,734 shares of common stock were issued by the Company upon the exercise of warrants in exchange for aggregate proceeds of approximately $609,000.

Restricted Stock - During the nine months ended September 30, 2012, the Company granted two restricted stock awards to an employee. The first award grants the employee 30,000 shares of common stock that vest ratably over four years and has a grant date fair value of $101,400. Expense related to the first grant is being recorded on a straight-line basis as shares vest. The second award grants the employee 100,000 shares of common stock that vest in four tranches upon reaching net sales goals. The grant date fair value of the second award amounted to $338,000. As of September 30, 2012, no expense was recorded for the second award as vesting was determined to be remote.

Stock Options - The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. During the nine months ended September 30, 2012, the Company issued options to purchase up to an aggregate of 40,000 shares of its common stock to its non-executive board members at an exercise price of $2.55 per share. The fair value of these options amounted to approximately $40,000 determined by utilizing the Black Scholes Merton option pricing model. On September 21, 2012, the Company issued options to purchase up to an aggregate of 280,000 shares of its common stock to certain of its employees and senior management at an exercise price of $4.26 per share that will vest upon the closing of the proposed merger, as described in Note 9. The grant date fair value of these options determined by utilizing the Black Scholes Merton option pricing model amounted to approximately $470,000. The Company believes vesting is likely and is recording of stock based compensation expense over the implicit service period.

Stock-Based Compensation - Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2012, the Company had stock compensation expense of approximately $631,000 or $0.03 per share ($319,000; $0.02 per share - 2011).

As of September 30, 2012, there was approximately $1,342,000 of total unrecognized compensation costs (excluding $932,000 that vest upon the occurrence of certain events) related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of approximately one year.

Stock Option Plans - During the second quarter of 2012, a proposal to increase the number of shares under the 2004 Employee Stock Option Plan from 1,700,000 to 3,400,000 and a proposal to increase the number of shares under the 2004 Non-Executive Director Stock Option Plan from 200,000 to 500,000 was approved by the Company’s stockholders.

6.	Commitments and Contingencies

Legal Matters -On August 1, 2005, the Company commenced a suit in the European Court of First Instance in Luxembourg against the ECB alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringed the Company’s European Patent 0 455 750B1 (the “Patent”) which covered a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The Court of First Instance in Luxembourg ruled on September 5, 2007 that it does not have jurisdiction to rule on the patent infringement claim. In 2006, the Company received notices that the ECB had filed separate claims in each of the United Kingdom, The Netherlands, Belgium, Italy, France, Spain, Germany, Austria and Luxembourg courts seeking the invalidation of the Patent.  Proceedings were commenced by the ECB before each of the national courts seeking revocation and declarations of invalidity of the Patent. On August 20, 2008, the Company entered into an agreement (the “Trebuchet Agreement”) with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the Patent. The Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. In consideration for Trebuchet's funding obligations, the Company assigned and transferred a 49% interest in the Company's rights, title and interest in the Patent to Trebuchet which allowed Trebuchet to have a separate and distinct interest in and share of the Patent, along with the right to sue and recover in litigation, settlement or otherwise and to collect royalties or other payments under or on account of the Patent. In addition, the Company and Trebuchet agreed to equally share all proceeds generated from litigation relating to the Patent, including judgments and licenses or other arrangements entered into in settlement of any such litigation. On July 7, 2011, Trebuchet and the Company entered into a series of related agreements and general releases wherein Trebuchet effectively ended its ongoing participation in the ECB Litigation, except for its continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in The Netherlands described below. The Trebuchet Agreement executed in August 2008 will remain in full force and effect, in its entirety, until Trebuchet makes any and all final payments that may become due in connection with The Netherlands infringement case.

In a series of court decisions spanning from March 2007 through December 2010, the Patent was invalidated in each of the United Kingdom, Germany, France, The Netherlands, Belgium, Luxembourg, Austria and Italy. The Company did not further appeal these decisions.   On March 24, 2010 the Spanish Court ruled that the Patent was valid. The decision in Spain is currently under appeal by the ECB.

During the course of the litigation, the losing party in the ECB Litigation, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of September30, 2012, the Company has recorded as accrued liabilities approximately €132,000 ($170,000) for the Germany case and approximately €175,000 ($225,000) for the Netherlands case for such fees. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($121,000) as of September 30, 2012, which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in the Netherlands against the ECB and two security printing entities with manufacturing operations in the Netherlands, Joh. Enschede Banknotes B.V and Koninklijke Joh. Enschede B.V.  The Netherlands Court determined in December 2010 that the patent was invalid in The Netherlands, and the infringement case was terminated by Trebuchet. Trebuchet remains responsible for cost and fee reimbursements associated with the case when such amounts are determined and fixed by order of the Dutch Court.

On October 24, 2011 the Company initiated a law suit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleges breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking in excess of $10 million in money damages from Coupons.com for those claims. In a motions decision rendered on August 20, 2012, the District Court judge dismissed the Company’s unfair competition and unjust enrichment claims. The Company’s breach of contract and misappropriation of trade secrets claims remain intact as of the date of this report.

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

Merger Termination Fees –  Pursuant to the Merger Agreement the Company entered into on October 1, 2012, if the Merger agreement is terminated at any time prior to the closing of the Merger, as follows: (a) by mutual written consent of DSS, Merger Sub and Lexington; (b) by either DSS or Lexington if the closing has not occurred on or before March 15, 2013; (c) by either DSS or Lexington if any law enacted by a governmental authority prohibits the consummation of the Merger, or any governmental authority has issued an order or taken any other action which restrains, enjoins or otherwise prohibits the Merger; (d) by either DSS or Lexington if the other party’s stockholders do not approve the Merger, unless the failure to obtain approval is attributable to a failure on the part of such party seeking to terminate the Agreement; (e) by DSS if (i) the Lexington’s board of directors changes its recommendation for approval of the Merger, (ii) the board of directors of Lexington or any authorized committee has failed to present or recommend the approval of the Merger Agreement and the Merger to the stockholders, (iii) Lexington shall have entered or caused itself or its subsidiaries to enter, into any letter of intent, agreement in principle, term sheet, merger agreement, acquisition agreement or other similar agreement related to any Lexington Acquisition Proposal or (iv) Lexington shall have breached any term of the non-solicitation provision of the Merger Agreement; (f) by Lexington if (i) the DSS board of directors changes their recommendation for approval of the Merger, (ii) the board of directors of DSS or any authorized committee has failed to present or recommend the approval of the Merger Agreement and the Merger to the stockholders, (iii) DSS shall have entered or caused itself or its subsidiaries to enter, into any letter of intent, agreement in principle, term sheet, merger agreement, acquisition agreement or other similar agreement related to any DSS Acquisition Proposal or (iv) DSS shall have breached any term of the non-solicitation provision of the Merger Agreement; (g) by either party if the other party, or in the case of Lexington, DSS or Merger Sub, is in material breach of its obligations or representations or warranties under the Agreement; (h) by either DSS or Lexington if prior to obtaining stockholder approval such party determines to enter into a definitive agreement relating to a superior proposal; or (i) by Lexington, at any time, upon payment to DSS of a fee equal to $5,000,000. Under certain circumstances, if the Merger is terminated by either DSS or Lexington, then DSS shall pay to Lexington, a termination fee in cash equal to the sum of (i) $3,000,000 plus (ii) 5% of the consideration paid to all security holders of DSS in connection with a superior proposal in the same form as such consideration is paid to such security holders.

Contingent Litigation Payments – Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties derived from patents that the Company has developed or obtained from persons other than the Wicker Family.  In addition, in May 2005, the Company entered into an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which called for a $150,000 contingent payment to the legal counsel upon a successful ruling or settlement on the Company’s behalf in that litigation. As of September 30, 2012, there has been no settlement amounts related to these agreements.

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

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of September 30, 2012, the Company considers the likelihood that the payment will be required as remote.

Facility Operating Lease - In July 2012, the Company entered into an amended facility lease at its current location that will accommodate the Company corporate offices as well as the Digital division. The commencement date of the amended lease was October 1, 2012. The amended facility lease will expire September 30, 2015, and future lease payments are expected to be approximately $39,000 in 2012, $157,000 in 2013, $169,000 in 2014 and $133,000 in 2015.

7.	Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2012 and 2011 is approximately as follows:

	2012	2011

Cash paid for interest	$174,000	$333,000

Non-cash investing and financing activities:
Beneficial conversion feature issued with convertible debt	$216,000	$-
Conversion of debt and accrued interest to equity	$580,000	$-
Warrant issued for prepaid consulting services	$248,000	$-
Loss from change in fair value of interest rate swap derivative	$28,000	$-
Equity issued for acquisition	$-	$274,000
Refinance of related party revolving line of credit and accrued interest	$-	$650,000
Retirement of derivative warrant liability	$-	$3,506,000
Property and plant acquired with debt	$-	$1,350,000

8.	Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2012 and 2011 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three months ended September 30, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$869,000	$774,000	$2,188,000	$333,000	$-	$4,164,000
Revenue from other operating segments	133,000	-	12,000	-	-	145,000
Depreciation and amortization	39,000	47,000	97,000	24,000	1,000	208,000
Net income (loss)	20,000	49,000	118,000	(91,000)	(1,193,000)	(1,097,000)

Three months ended September 30, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$986,000	$757,000	$1,576,000	$297,000	$-	$3,616,000
Revenue from other operating segments	244,000	-	-	-	-	244,000
Depreciation and amortization	39,000	44,000	90,000	9,000	1,000	183,000
Net income (loss)	(448,000)	(33,000)	120,000	19,000	(415,000)	(757,000)

Nine months ended September 30, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$2,746,000	$2,250,000	$5,858,000	$813,000	-	$11,666,000
Revenue from other operating segments	411,000	-	91,000	-	-	502,000
Depreciation and amortization	113,000	135,000	291,000	57,000	2,000	598,000
Net income (loss)	(232,000)	58,000	152,000	(198,000)	(2,945,000)	(3,165,000)
Identifiable assets	2,018,000	2,003,000	7,540,000	1,043,000	822,000	13,426,000

Nine months ended September 30, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$2,901,000	$2,087,000	$3,796,000	$393,000	$-	$9,177,000
Revenue from other operating segments	633,000	-	-	-	-	633,000
Depreciation and amortization	113,000	142,000	263,000	14,000	2,000	534,000
Net loss	(1,312,000)	(12,000)	(51,000)	(4,000)	(888,000)	(2,267,000)
Identifiable assets	2,237,000	2,233,000	7,609,000	713,000	1,017,000	13,809,000

9.	Subsequent Events

Merger Agreement

On October 1, 2012, Document Security Systems, Inc., a New York corporation (“DSS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DSSIP, Inc., a Delaware corporation and wholly-owned subsidiary of DSS (“Merger Sub”), and Lexington Technology Group, Inc., a Delaware corporation (“Lexington”), and Hudson Bay Master Fund Ltd., as representative of Lexington’s stockholders (“Lexington Representative”) solely for certain purposes (as described in the Merger Agreement), pursuant to which Merger Sub will merge with and into Lexington, with Lexington being the surviving corporation (the “Surviving Corporation”) and will continue its existence as a wholly-owned subsidiary of DSS through an exchange of capital stock of Lexington for capital stock of DSS (the “Merger”).

Lexington is a private intellectual property monetization company that acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”). Lexington is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to: licensing, customized technology solutions (such as applications for medical electronic health records), strategic partnerships and litigation. Through its wholly-owned subsidiary Bascom Research, LLC (“Bascom Research”), Lexington currently develops software applications based on the Bascom Portfolio that are focused on applying computational and data structures to complex data sets in the medical field. Lexington has a strategic relationship with LinkSpace, LLC, a contextual search company, and a consulting agreement with Mednest LLC, a professional technology incubation advisor, to develop medical-related software applications in the RFID and electronic health record space. Lexington intends to attempt to enter into sponsored research agreements and partnerships with other companies and universities in order to further develop applications for the technology relating to the Bascom Portfolio. On October 3, 2012, Bascom Research initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research.

Pursuant to the terms of the Merger Agreement, upon completion of the Merger (the “Effective Time”) and subject to the Beneficial Ownership Condition (as defined below), each share of then-issued and outstanding common stock of Lexington, par value $0.0001 per share (“Lexington Common Stock”) and each share of then-issued and outstanding Series A Convertible Preferred Stock of Lexington, par value $0.0001 per share (“Lexington Preferred Stock”) (other than shares of Lexington Common Stock and Lexington Preferred Stock held in treasury or owned by DSS or any direct or indirect wholly owned subsidiary of DSS or Lexington that will be canceled and retired at the Effective Time) will be automatically converted into (i) the right to receive shares of DSS common stock, par value $0.02 per share (“DSS Common Stock”), (ii) Warrants (as described below), (iii) shares of DSS Common Stock to be held in escrow (as described below, the “Escrow Shares”) and, as applicable, shares of DSS’s Series A Convertible Preferred Stock (“DSS Preferred Stock”), determined by multiplying each of (x) 17,250,000 plus the number of Additional Shares (as defined below) and Exchanged Shares (as defined below), if any, (y) 4,859,894, and (z) 7,100,000 by a fraction, the numerator of which shall be one and the denominator of which shall be the sum of (A) the number of shares of Lexington Common Stock plus (B) the number of shares of Lexington Preferred Stock, in each case issued and outstanding immediately prior to the Effective Time (such fraction referred to as the “Common Stock Exchange Ratio“).

At the Effective Time of the Merger, DSS will issue to the holders of Lexington Common Stock and Lexington Preferred Stock (on a pro rata as-converted basis) an aggregate of 4,859,894 warrants to purchase an aggregate of 4,859,894 shares of DSS Common Stock with an exercise price of $4.80 per share and a term of five years commencing upon the closing of the Merger (the “Warrants”). As a condition to the closing of the Merger, DSS, Lexington Representative and American Stock Transfer & Trust Company, LLC, as escrow agent, will enter into an escrow agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, at the Effective Time, DSS shall deposit the Escrow Shares into an escrow account to be released to the holders of Lexington Common Stock (pro rata on a fully-diluted basis as of the Effective Time) if and when the closing price per share of DSS Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of DSS Common Stock held in escrow shall be cancelled and returned to the treasury of DSS.

Upon the consummation of the Merger, only the holders of Lexington Preferred Stock who would, after giving effect to the Merger and receipt of the merger consideration, beneficially own more than 9.99% of DSS Common Stock (the “Beneficial Ownership Condition”) shall receive for each share of Lexington Preferred Stock they hold the same merger consideration as outlined above except that such holders shall receive a combination of DSS Common Stock and DSS Preferred Stock that is convertible into (or if the proposal to authorize DSS Preferred Stock is not approved by the stockholders, $.02 Warrants (as defined below) exercisable for) that number of shares of DSS Common Stock they would have received if they had been a holder of Lexington Common Stock immediately prior to the Effective Time in such amounts that would enable such holders, after giving effect to the Merger, to beneficially own no more than 9.99% of DSS Common Stock upon consummation of the Merger.

Those holders of Lexington Preferred Stock who do not exceed the Beneficial Ownership Condition and accordingly will not receive DSS Preferred Stock or $.02 Warrants (as defined below), will receive DSS Common Stock and the other types of merger consideration in exchange for their Lexington Preferred Stock based on the Common Stock Exchange Ratio. In the event DSS’s stockholders approve the issuance of the merger consideration, but do not approve the authorization of the DSS Preferred Stock, then the holders of Lexington Preferred Stock that satisfy the Beneficial Ownership Condition shall receive warrants to purchase DSS Common Stock with an exercise price of $0.02 per share (the “$.02 Warrants”). Each $.02 Warrant is exercisable at any time after the date of issuance for a period of ten years. If at any time between the three month anniversary of the issuance date and the expiration date, there is no effective registration statement registering the resale of the shares issuable under the Warrants, then the holder may elect to exercise the Warrants, or a portion thereof, by way of a cashless exercise. Except under certain circumstances, no holder may exercise its Warrants or $.02 Warrants if such exercise would result in such holder beneficially owning in excess of 9.99% of the number of shares of DSS common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Warrant. In addition, under certain circumstances, a holder of the Warrants will be entitled to participate in any distribution of DSS’s assets (or the right to acquire its assets) or any declared cash dividend, to the same extent such holder would have participated therein if such holder had held the shares of common stock acquirable upon complete exercise of the Warrants.

The DSS Preferred Stock will have the powers, preferences and privileges and other rights as will be set forth in a Certificate of Amendment to the Certificate of Incorporation of DSS to be filed by DSS subsequent to closing, which rights include, among other things, the right to participate in any dividends and distributions paid to common stockholders on an as-converted basis, pro rata with the holders of DSS Common Stock. Upon the occurrence of any Liquidation Event (as such term is defined in the Certificate of Amendment), after the payment of all debts and liabilities of DSS, any remaining assets shall be distributed pro rata to the holders of DSS Common Stock and DSS Preferred Stock on an as-converted basis. The DSS Preferred Stock will be non-voting, except as required by law and in certain defined instances, including in connection with a fundamental transaction. Each share of DSS Preferred Stock shall be initially convertible into one share of DSS Common Stock.

No fractional shares of DSS Common Stock or DSS Preferred Stock will be issued in connection with the Merger. Instead, each Lexington stockholder who would be otherwise entitled to receive a fractional share will receive from DSS, in lieu thereof, the next highest whole number shares of DSS Common Stock or DSS Preferred Stock, as applicable.

Immediately following the completion of the Merger, the former stockholders of Lexington are expected to own approximately 55% of the outstanding common and preferred stock of the combined company (on a fully-diluted basis including the escrow shares) and the current stockholders of DSS are expected to own approximately 45% of the outstanding common stock of the combined company (on a fully-diluted basis including the escrow shares) (without taking into account any shares of DSS Common Stock held by Lexington’s stockholders prior to the completion of the Merger). The shareholders of Lexington will hold the largest percentage of the voting shares on a dilutive basis after the completion of the Merger at 55% of the combined entity.  The percentages of ownership include the 7,100,000 shares held in escrow, which are eligible to be voted while in escrow.  If the escrow shares are terminated (which will be determined after 1 year of the deal being consummated), Lexington shareholders would own a 45%, with DSS shareholders owning 55%. Lexington shareholders will represent the larger minority voting interest in the combined entity at 45% compared to DSS’s organized group (consisting of management and the board) at 12%.  After the closing of the acquisition, senior management of the combined entity is expected to include five officers; the CEO, CIO and CTO from Lexington, and the CFO and COO from DSS, resulting in more members of senior management representing Lexington including the chief decision marker. Based on the aforementioned, and after taking in consideration all relevant facts and circumstances (which included, among others, the relative voting rights of the combined entity on a diluted basis, the larger minority voting interest, and the composition of the senior management), the Company came to a conclusion that, Lexington is the accounting acquirer, as it is defined in FASB Topic ASC 805 “Business Combinations.”

The Company intends to file a Form S-4 Registration Statement with the Securities and Exchange Commission (“SEC”) regarding the proposed Merger as soon as practicable. The Merger requires approval by the stockholders of both Lexington and DSS. The Company currently estimates that the Merger will be consummated during the first half of 2013.

The Company has incurred approximately $461,000 of professional fees associated with the Merger. These costs are expensed as incurred.

Private Placement

Concurrently with the execution of the Merger Agreement, on October 1, 2012, DSS entered into subscription agreements with certain accredited investors, pursuant to which DSS agreed to issue and sell to such investors in a private placement an aggregate of 833,651 shares of its common stock, at a purchase price of $3.30 per share, for an aggregate purchase price of $2,751,048 (the “Private Placement”). The Private Placement was completed on October 1, 2012. Lexington participated in the private placement and purchased an aggregate of 218,675 shares of DSS common stock, at a purchase price of $3.30 per share, for an aggregate purchase price of $721,628. Dawson James Securities, Inc. acted as the sole placement agent in connection with the Private Placement and received $250,095 in fees.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and as follows:

•	Our limited operating history with our business model.

•	The inability to adequately protect our intellectual property.

•	Intellectual property infringement or other claims presently unknown to us, which could be filed against us, or against our customers or our intellectual property, which could be costly to defend and result in our loss of significant rights.

•	The failure of our products and services to achieve market acceptance.

•	Changes in document security technology and standards which could render our applications and services obsolete.

•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.

•	The inability to meet our growth strategy of acquiring complementary businesses and assets and expanding our existing operations..

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

Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology. In 2006, the Company began a series of acquisitions designed to expand its ability to produce its products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc., a privately held plastic cards manufacturer located in the San Francisco, California area, referred to herein as “P3” or the “DSS Plastics Group”. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as “Secuprint” or “DSS Printing Group”. In 2010, the Company acquired Premier Packaging Corporation, referred to herein as “Premier”, “Premier Packaging” or “DSS Packaging Group”. Prior to the acquisition, Premier was a privately held packaging company located in Victor, New York.

In May 2011, we acquired ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in Rochester, New York. ExtraDev is also referred to herein as the “DSS Digital Group”.

In 2011, we rebranded as “DSS” and now do business in four operating segments as follows:

DSS Printing Group - Provides secure and commercial printing services for end-user customers along with technical support for the Company’s technology licensees. The division produces a wide array of printed materials such as security paper, vital records, prescription paper, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, brochures, direct mailing pieces, catalogs, and business cards. The division also provides the basis of research and development for the Company’s security printing technologies.

DSS Plastics Group - Manufactures laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, Radio Frequency Identification (RFID) and watermarks for printed plastic documents such as ID cards, event badges, and driver’s licenses.

DSS Packaging Group - Produces custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others. The division incorporates our security technologies into printed packaging to help companies prevent or deter brand and product counterfeiting.

DSS Digital Group - Provides data center centric solutions to businesses and governments delivered via the “cloud”. This division is also developing proprietary digital data security technologies based on the Company’s optical deterrent technologies.

On October 1, 2012, Document Security Systems, Inc., a New York corporation (“DSS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DSSIP, Inc., a Delaware corporation and wholly-owned subsidiary of DSS (“Merger Sub”), and Lexington Technology Group, Inc., a Delaware corporation (“Lexington”), and Hudson Bay Master Fund Ltd., as representative of Lexington’s stockholders (“Lexington Representative”) solely for certain purposes (as described in the Merger Agreement), pursuant to which Merger Sub will merge with and into Lexington, with Lexington being the surviving corporation (the “Surviving Corporation”) and will continue its existence as a wholly-owned subsidiary of DSS through an exchange of capital stock of Lexington for capital stock of DSS (the “Merger”).

Lexington is a private intellectual property monetization company that acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”). Lexington is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to: licensing, customized technology solutions (such as applications for medical electronic health records), strategic partnerships and litigation. Through its wholly-owned subsidiary Bascom Research, LLC (“Bascom Research”), Lexington currently develops software applications based on the Bascom Portfolio that are focused on applying computational and data structures to complex data sets in the medical field. Lexington has a strategic relationship with LinkSpace, LLC, a contextual search company, and a consulting agreement with Mednest LLC, a professional technology incubation advisor, to develop medical-related software applications in the RFID and electronic health record space. Lexington intends to attempt to enter into sponsored research agreements and partnerships with other companies and universities in order to further develop applications for the technology relating to the Bascom Portfolio. On October 3, 2012, Bascom Research initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research.

Pursuant to the terms of the Merger Agreement, upon completion of the Merger (the “Effective Time”) and subject to the Beneficial Ownership Condition (as defined below), each share of then-issued and outstanding common stock of Lexington, par value $0.0001 per share (“Lexington Common Stock”) and each share of then-issued and outstanding Series A Convertible Preferred Stock of Lexington, par value $0.0001 per share (“Lexington Preferred Stock”) (other than shares of Lexington Common Stock and Lexington Preferred Stock held in treasury or owned by DSS or any direct or indirect wholly owned subsidiary of DSS or Lexington that will be canceled and retired at the Effective Time) will be automatically converted into (i) the right to receive shares of DSS common stock, par value $0.02 per share (“DSS Common Stock”), (ii) Warrants (as described below), (iii) shares of DSS Common Stock to be held in escrow (as described below, the “Escrow Shares”) and, as applicable, shares of DSS’s Series A Convertible Preferred Stock (“DSS Preferred Stock”), determined by multiplying each of (x) 17,250,000 plus the number of Additional Shares (as defined below) and Exchanged Shares (as defined below), if any, (y) 4,859,894, and (z) 7,100,000 by a fraction, the numerator of which shall be one and the denominator of which shall be the sum of (A) the number of shares of Lexington Common Stock plus (B) the number of shares of Lexington Preferred Stock, in each case issued and outstanding immediately prior to the Effective Time (such fraction referred to as the “Common Stock Exchange Ratio“).

At the Effective Time of the Merger, DSS will issue to the holders of Lexington Common Stock and Lexington Preferred Stock (on a pro rata as-converted basis) an aggregate of 4,859,894 warrants to purchase an aggregate of 4,859,894 shares of DSS Common Stock with an exercise price of $4.80 per share and a term of five years commencing upon the closing of the Merger (the “Warrants”). As a condition to the closing of the Merger, DSS, Lexington Representative and American Stock Transfer & Trust Company, LLC, as escrow agent, will enter into an escrow agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, at the Effective Time, DSS shall deposit the Escrow Shares into an escrow account to be released to the holders of Lexington Common Stock (pro rata on a fully-diluted basis as of the Effective Time) if and when the closing price per share of DSS Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of DSS Common Stock held in escrow shall be cancelled and returned to the treasury of DSS.

Upon the consummation of the Merger, only the holders of Lexington Preferred Stock who would, after giving effect to the Merger and receipt of the merger consideration, beneficially own more than 9.99% of DSS Common Stock (the “Beneficial Ownership Condition”) shall receive for each share of Lexington Preferred Stock they hold the same merger consideration as outlined above except that such holders shall receive a combination of DSS Common Stock and DSS Preferred Stock that is convertible into (or if the proposal to authorize DSS Preferred Stock is not approved by the stockholders, $.02 Warrants (as defined below) exercisable for) that number of shares of DSS Common Stock they would have received if they had been a holder of Lexington Common Stock immediately prior to the Effective Time in such amounts that would enable such holders, after giving effect to the Merger, to beneficially own no more than 9.99% of DSS Common Stock upon consummation of the Merger.

Those holders of Lexington Preferred Stock who do not exceed the Beneficial Ownership Condition and accordingly will not receive DSS Preferred Stock or $.02 Warrants (as defined below), will receive DSS Common Stock and the other types of merger consideration in exchange for their Lexington Preferred Stock based on the Common Stock Exchange Ratio. In the event DSS’s stockholders approve the issuance of the merger consideration, but do not approve the authorization of the DSS Preferred Stock, then the holders of Lexington Preferred Stock that satisfy the Beneficial Ownership Condition shall receive warrants to purchase DSS Common Stock with an exercise price of $0.02 per share (the “$.02 Warrants”). Each $.02 Warrant is exercisable at any time after the date of issuance for a period of ten years. If at any time between the three month anniversary of the issuance date and the expiration date, there is no effective registration statement registering the resale of the shares issuable under the Warrants, then the holder may elect to exercise the Warrants, or a portion thereof, by way of a cashless exercise. Except under certain circumstances, no holder may exercise its Warrants or $.02 Warrants if such exercise would result in such holder beneficially owning in excess of 9.99% of the number of shares of DSS common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Warrant. In addition, under certain circumstances, a holder of the Warrants will be entitled to participate in any distribution of DSS’s assets (or the right to acquire its assets) or any declared cash dividend, to the same extent such holder would have participated therein if such holder had held the shares of common stock acquirable upon complete exercise of the Warrants.

The DSS Preferred Stock will have the powers, preferences and privileges and other rights as will be set forth in a Certificate of Amendment to the Certificate of Incorporation of DSS to be filed by DSS subsequent to closing, which rights include, among other things, the right to participate in any dividends and distributions paid to common stockholders on an as-converted basis, pro rata with the holders of DSS Common Stock. Upon the occurrence of any Liquidation Event (as such term is defined in the Certificate of Amendment), after the payment of all debts and liabilities of DSS, any remaining assets shall be distributed pro rata to the holders of DSS Common Stock and DSS Preferred Stock on an as-converted basis. The DSS Preferred Stock will be non-voting, except as required by law and in certain defined instances, including in connection with a fundamental transaction. Each share of DSS Preferred Stock shall be initially convertible into one share of DSS Common Stock.

No fractional shares of DSS Common Stock or DSS Preferred Stock will be issued in connection with the Merger. Instead, each Lexington stockholder who would be otherwise entitled to receive a fractional share will receive from DSS, in lieu thereof, the next highest whole number shares of DSS Common Stock or DSS Preferred Stock, as applicable.

Immediately following the completion of the Merger, the former stockholders of Lexington are expected to own approximately 55% of the outstanding common and preferred stock of the combined company (on a fully-diluted basis) and the current stockholders of DSS are expected to own approximately 45% of the outstanding common stock of the combined company (on a fully-diluted basis) (without taking into account any shares of DSS Common Stock held by Lexington’s stockholders prior to the completion of the Merger). The shareholders of Lexington will hold the largest percentage of the voting shares on a dilutive basis after the completion of the Merger at 55% of the combined entity.  The percentages of ownership include the 7,100,000 shares held in escrow, which are eligible to be voted while in escrow.  If the escrow shares are terminated (which will be determined after 1 year of the deal being consummated), Lexington shareholders would own a 45%, with DSS shareholders owning 55%. Lexington shareholders will represent the larger minority voting interest in the combined entity at 45% compared to DSS’s organized group (consisting of management and the board) at 12%.  After the closing of the acquisition, senior management of the combined entity is expected to include five officers; the CEO, CIO and CTO from Lexington, and the CFO and COO from DSS, resulting in more members of senior management representing Lexington including the chief decision marker. Based on the aforementioned, and after taking in consideration all relevant facts and circumstances (which included, among others, the relative voting rights of the combined entity on a diluted basis, the larger minority voting interest, and the composition of the senior management), the Company came to a conclusion that, Lexington is the accounting acquirer, as it is defined in FASB Topic ASC 805 “Business Combinations.”

We have expended significant effort and management attention on the proposed Merger transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the Merger transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. For accounting purposes, based on our preliminary assessment, Lexington was identified as the “Acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, Lexington’s assets and liabilities will be presented at its pre-combination amounts, and our assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. The Company intends to file a Form S-4 Registration Statement with the SEC regarding the proposed Merger as soon as practicable. The Merger requires approval by the stockholders of both Lexington and DSS, and is estimated to be consummated during the first half of 2013.

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
Revenue
Printing	$693,000	$832,000	-17%	$2,214,000	$2,342,000	-5%
Packaging	2,188,000	1,576,000	39%	5,858,000	3,796,000	54%
Plastic IDs and cards	774,000	757,000	2%	2,254,000	2,087,000	8%
Licensing and digital solutions	509,000	451,000	13%	1,340,000	952,000	41%

Total Revenue	$4,164,000	$3,616,000	15%	$11,666,000	$9,177,000	27%

For the three months ended September 30, 2012, revenue was $4.2 million, an increase of $548,000, or 15% from the three months ended September 30, 2011. The revenue increase was primarily due to increases in packaging and licensing and digital solutions revenues. The Company’s packaging group saw increased order activity from its largest customers during the quarter while the Company’s licensing and digital solutions sales reflected increased usage of the Company’s security technology from its licensees. For the first nine months of 2012, revenue has increased 27% over the first nine months in 2011, primarily due to the 54% increase in the Company’s packaging group’s sales along with a 41% increase in revenue from the Company’s technology licensing and digital solutions groups, which was primarily the result of the Company’s acquisition of ExtraDev in May of 2011.

Cost of Revenue and Gross Profit

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change

Costs of revenue
Printing	$429,000	$699,000	-39%	$1,568,000	$2,083,000	-25%
Packaging	1,640,000	1,125,000	46%	4,471,000	2,763,000	62%
Plastic IDs and cards	433,000	454,000	-5%	1,263,000	1,231,000	3%
Licensing and digital solutions	139,000	68,000	104%	256,000	87,000	194%

Total cost of revenue	2,641,000	2,346,000	13%	7,558,000	6,164,000	23%

Gross profit
Printing	264,000	133,000	98%	646,000	259,000	149%
Packaging	548,000	451,000	22%	1,387,000	1,033,000	34%
Plastic IDs and cards	341,000	303,000	13%	991,000	856,000	16%
Licensing and digital solutions	370,000	383,000	-3%	1,084,000	865,000	25%

Total gross profit	$1,523,000	$1,270,000	20%	$4,108,000	$3,013,000	36%

Gross profit percentage	37%	35%	6%	35%	33%	6%

For the three months ended September 30, 2012, gross profit increased 20% to $1,523,000 as compared to the three months ended September 30, 2011. The increase in gross profit was primarily due a 98% increase in gross profits in the Company’s printing group, which benefited from a favorable product sales mix as the Company focused on higher margin projects, along with a 22% increase in gross profits in the Company’s packaging group.

For the first nine months of 2012, the Company’s gross profit has increased 36% over the first nine months of 2011. The Company saw a significant increase in gross profits from its printing groups as it has benefited from a lower cost structure and a more favorable product mix. In addition, each of the Company’s packaging and plastics groups realized gross profit gains as a result of their revenue gains. Finally, gross profits from licensing and digital solutions sales increased 25% primarily due to the addition of gross profits from the Company’s acquisition of ExtraDev, which occurred in May 2011.

Operating Expenses

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change

Operating Expenses
Sales, general and administrative compensation	$1,065,000	$1,080,000	-1%	$3,176,000	$2,684,000	18%
Professional Fees	594,000	219,000	171%	968,000	582,000	66%
Sales and marketing	67,000	127,000	-47%	234,000	413,000	-43%
Rent and utilities	140,000	195,000	-28%	438,000	547,000	-20%
Other	208,000	212,000	-2%	699,000	575,000	22%
	2,074,000	1,833,000	13%	5,515,000	4,801,000	15%

Other Operating Expenses
Non-production depreciation and amortization	33,000	31,000	6%	97,000	94,000	3%
Research and development, including research and development costs paid by equity instruments	174,000	83,000	110%	545,000	208,000	162%
Stock based compensation	196,000	114,000	72%	449,000	319,000	41%
Amortization of intangibles	76,000	71,000	7%	228,000	205,000	11%
	479,000	299,000	60%	1,319,000	826,000	60%

Total Operating Expenses	$2,553,000	$2,132,000	20%	$6,834,000	$5,627,000	21%

Sales, general and administrative compensation costs, excluding stock base compensation, increased in 2012 as compared to 2011 primarily due to the addition of employees as a result of the Company’s acquisition of its cloud computing division in May 2011, offset by reductions of personnel in the Company’s printing and packaging divisions.

Professional fees during the three and nine months ended September 30, 2012 increased from the corresponding 2011 periods due to an increase in intellectual property consulting and investor relations costs, and approximately $461,000 of legal, accounting and consulting fees incurred in the third quarter of 2012 associated with the Company’s proposed merger with Lexington.

Sales and marketing costs during the three and nine months ended September 30, 2012 decreased from the corresponding periods of 2011, as the Company significantly decreased its marketing costs, including costs incurred during 2011 to redesign the Company’s logo, websites, sales collateral and trade-show booths, which did not re-occur in 2012.

Rent and utilities expenses in 2012 have decreased due to the elimination of rent at the Company’s packaging division as a result of that division’s purchase of its facility in August 2011, offset by an increase in rent due to the Company’s acquisition of ExtraDev in May 2011.

Other operating expenses consists primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses for the first nine months of 2012 include a one-time placement agent fee related to the placement of a convertible note and subsequent conversion in March 2012.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three and nine months ended September 30, 2012, the Company’s research and development costs increased 110% and 162%, respectively, primarily due to payments and stock based compensation costs for warrants issued to ipCapital, a third party consulting firm assisting the Company with its goal of increasing its intellectual property portfolio of patents and trade secrets in the security field. The Company expects to continue to see a significant increase in research and develop costs over the next 12 to 18 months which the Company hopes will result in an increase in security product and licensing sales, and an increase in the value of its patent asset portfolio.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation for the three months ended September 30, 2012 increased 72% from the three months ended September 30, 2011, primarily due to the estimated value of warrants issued in February 2012 to the Company’s investor relations provider and warrants issued to a consultant in July 2012.

Amortization of intangibles expense increases in 2012 compared to 2011 are due to the increase in the Company’s other intangible asset basis due to the acquisition of ExtraDev in May 2011.

Other Income and Expenses

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change

Other income (expense):
Change in fair value of derivative liability	$-	$-	-	$-	$361,000	-100%
Interest expense	(51,000)	(61,000)	-16%	(177,000)	(170,000)	4%
Amortizaton of note discount	(11,000)	-	100%	(249,000)	-	100%

Other income (expense), net	$(62,000)	$(61,000)	2%	$(426,000)	$191,000	-323%

Amortization of note discount On February 29, 2012, the Company entered into a convertible note. The holder of the note had the right to convert the principal and any interest due under the note into shares of the Company’s common stock at a conversion price of $3.30 per share. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of approximately $216,000 which the Company will expense over the term of the note. In March 2012, the holder exercised the conversion option on the note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to the holder for full payment of note and accrued interest. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first quarter of 2012.

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

Net Loss and Loss per Share

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change

Net loss	$(1,096,000)	$(757,000)	45%	$(3,165,000)	$(2,267,000)	40%

Net loss per share, basic and diluted	$(0.05)	$(0.04)	25%	$(0.15)	$(0.12)	25%
Weighted average common shares outstanding, basic and diluted	20,822,351	19,474,173	7%	20,536,448	19,435,930	6%

During the three months ended September 30, 2012, the Company had a net loss of $1,096,000, representing a 45% increase from the net loss during the three months ended September 30, 2011. The increase in net loss was significantly impacted by $461,000 of expenses incurred by the Company during the 2012 for legal, accounting and consulting costs associated with the Company’s proposed merger with LTG. Absent these costs, net loss would have been approximately $635,000 during the three months ended September 30, 2012, a 16% improvement from the three months ended September 30, 2011, and reflect the 20% increase in gross profits during the quarter along with a decrease in most operating expense categories.

During the nine months ended September 30, 2012, the Company had a net loss of $3,165,000 representing a 40% increase from the net loss during the nine months ended September 30, 2011. The increase in net loss was primarily due to three items: 1) $227,000 amortization of note discount expense recorded in the first quarter of 2012; 2) a $361,000 one-time other income recorded in the first quarter of 2011 due to a change in the fair value of a derivative liability; and 3) the $461,000 of expenses incurred by the Company during the third quarter of 2012 for legal, accounting and consulting costs associated with the Company’s proposed merger with LTG. These three items in aggregate amounted to $1,049,000. Absent these items, net loss during the first nine months of 2012 would have decreased approximately 7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the private placement of equity securities and debt financings. As of September 30, 2012, the Company had cash of approximately $1.0 million. In addition, the Company had approximately $580,000 available to its Packaging and Digital division under revolving credit lines.

During the first nine months of 2012, the Company increased its cash position and reduced its debt by selling shares of its common stock and issuing shares of its common stock pursuant to debt conversions and warrant exercises. On February 13, 2012, the Company sold 967,740 shares of common stock for net proceeds of approximately $2,700,000 in a private placement of equity. On February 29, 2012, the Company entered into an agreement whereby an existing commercial term note in the original principal amount of $650,000 was sold and transferred to an investor for a purchase price of $578,396, the outstanding principal at the time of the sale. In connection with the sale and transfer of the commercial term note, the Company agreed to structure the note as a convertible note at a conversion price of $3.30 per share. In March 2012, the holder converted the full amount of the remaining indebtedness under the note, in exchange for 175,710 shares of the Company’s common stock, and the note was retired. In July 2012, the Company received approximately $500,000 from the exercise of warrants. In addition, in October 2012, the Company sold 833,651 shares of common stock for net proceeds of approximately $2,500,000 in a private placement of equity.

Operating Cash Flow – During the first nine months of 2012, the Company used approximately $2,080,000 of cash for operations, a 3% increase from the Company’s use of cash for operations during the first nine months of 2011, which generally reflect a difference in the timing of cash flows from accounts receivables and an increase in prepayments in 2012.

Investing Cash Flow - During the first nine months of 2012, the Company spent approximately $109,000 on equipment additions at its packaging and plastic divisions, and paid approximately $104,000 of legal and consulting costs which were capitalized as patent assets.

Financing Cash Flows - During the first nine months of 2012, the Company raised approximately $3.3 million from the sale of equity in a private placement, as described above, and from the exercise of warrants made by certain holders. In addition, the Company made scheduled debt and capitalized lease payments during the first nine months of 2012 of approximately $493,000 and paid down the balance of its packaging division’s revolving line of credit by approximately $221,000.

Future Capital Needs - As of September 30, 2012, the Company had cash of approximately $1.0 million and in October 2012, the Company received $2,500,000 from a private placement of its common shares. In addition, the Company had approximately $519,000 available to its Packaging division under a revolving credit line. The Company believes that its current cash, working capital and availability of funds under its credit line resources provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months. However, if expected revenues in the second half of 2012 do not materialize and if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy. However, there is no guarantee we will be able to raise such funds if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2012.

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

101 ** The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 13, 2012	By:	/s/ Patrick White
Patrick White Chief Executive Officer

November 13, 2012	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer

