Form 10-K
period 2012-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2013-03-06
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(585) 325-3610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NYSE MKT LLC

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

Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer (Do not check if a smaller reporting company)   ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE MKT LLC exchange on June 30, 2012, was $73,224,383.

The number of shares of the registrant’s common stock outstanding as of February 28, 2013, was 21,709,488.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In October 2012, the Company introduced AuthentiGuard®, a iPhone application for authentication, targeted to major pharmaceutical and other companies worldwide. The application is a cloud-enabled solution that permits efficient and cost effective authentication for packaging, documents and credentials. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists duplication on copiers and scanners in a product's packaging. Product verification using the iPhone application creates real-time, accurate authentication results for brand owners that can be integrated into existing information systems.

On October 1, 2012, DSS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lexington Technology Group Inc., (“Lexington”) pursuant to which a wholly-owned subsidiary of DSS will merge with and into Lexington, with Lexington surviving the merger as a wholly-owned subsidiary of DSS (the “Merger”). Defined terms contained in the descriptions of the Merger which follow shall have the meanings described to them in the Merger Agreement, filed with the Securities and Exchange Commission on October 4, 2012.

Assuming the Merger had been completed on December 31, 2012, the following aggregate number of DSS securities would have been issued in the Merger to the holders of Lexington Common Stock and Preferred Stock:

•	19,990,559 shares of DSS Common Stock;

•	7,100,000 shares of DSS Common Stock to be held in escrow;

•	up to 500,000 shares of DSS Common Stock if Lexington’s cash balance exceeds $7.5 million to a maximum of $9.0 million at the effective time of the Merger;

•	up to 4,859,894 Warrants with an exercise price of $4.80 per share that are exercisable for an aggregate of 4,859,894 shares of DSS Common Stock;

•	additional shares of DSS convertible preferred stock, or warrants with an exercise price of $.02 per share if the proposal to authorize DSS Preferred Stock is not approved by DSS stockholders, to any Lexington preferred stockholder that would beneficially own more than 9.99% of DSS Common Stock as a result of this Merger; and

•	for Lexington option holders only, 2,000,000 options to purchase DSS Common Stock in exchange for their options to purchase 3,600,000 shares of Lexington Common Stock.

Lexington is a private intellectual property monetization company that recently acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”). Lexington is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	customized technology solutions (such as applications for medical electronic health records),

•	strategic partnerships, and

•	litigation.

On October 3, 2012, Lexington, through its wholly-owned subsidiary, Bascom Research, initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research. The patents-in-suit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. In December 2012, the lawsuits were transferred to the United States District Court for the Northern District of California.

Immediately following the completion of the Merger, the former stockholders of Lexington are expected to own approximately 56% of the outstanding common and preferred stock (if approved, or $.02 Warrants) of the combined company (on a fully-diluted basis including options and warrants without taking into effect the Beneficial Ownership Condition) and the current stockholders of DSS are expected to own approximately 44% of the outstanding common stock and preferred stock of the combined company. These calculations exclude DSS Common Stock held by Lexington’s stockholders prior to the completion of the Merger. These percentages of ownership include the 7,100,000 shares held in escrow, which are eligible to be voted while in escrow.  If the Escrow Shares are terminated (which will be determined one year after the Effective Date), Lexington shareholders would own a 50%, with DSS shareholders owning 50% (on a fully-diluted basis including options and warrants without taking into effect the Beneficial Ownership Condition).

We have expended significant effort and management attention on the proposed Merger transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the Merger transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. For accounting purposes, based on our preliminary assessment, Lexington was identified as the “acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, Lexington’s assets and liabilities will be presented at its pre-combination amounts, and our assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. However, the assumptions used for this assessment may change which could result in DSS being identified as the accounting “acquirer” on date of the Merger. The Company has filed a Form S-4 Registration Statement with the SEC regarding the proposed Merger. The Merger requires approval by the stockholders of both Lexington and DSS, and if approved, we currently estimate that the Merger will close sometime during the first half of 2013.

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

DSS Digital Group -Provides data center centric solutions to businesses and governments delivered via the “cloud”. This division developed the Company’s iPhone based application that integrates some of the Company’s traditional optical deterrent technologies into proprietary digital data security based solutions for brand protection and product diversion prevention.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, aerospace industry spare parts documents, packaging, ID Cards and licenses. We believe we are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions. We provide document security technology to security printers, corporations, consumer product companies and governments worldwide, and for protection of currency, vital records and documents, certifications, travel documents, prescription and medical forms, consumer products, pharmaceutical packaging and school transcripts.

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

In October 2012, the Company introduced AuthentiGuard®, a iPhone application for authentication, targeted to major pharmaceutical and other companies worldwide. The application is a cloud-enabled solution that permits efficient and cost effective authentication for packaging, documents and credentials. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists duplication on copiers and scanners in a product's packaging. Product verification using the iPhone application creates real-time, accurate authentication results for brand owners that can be integrated into existing information systems.

Intellectual Property

Patents

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques that allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. In 2012 and 2011, we spent approximately $491,000 and $285,000 respectively, on research and development which is comprised mainly of compensation costs, materials and consultants, including stock-based payments to consultants.

Based largely on these efforts, we currently hold numerous patents and have numerous patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications and applications that have entered the National Phase in various countries including the United States, Canada, Europe, Japan, Brazil, Israel, Mexico, Indonesia and South Africa. These applications cover our technologies, including our AuthentiGuard® On-Demand and ADX, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® ObscuraScan™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development. Our patents have remaining durations ranging from 1 to 15 years.

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

Our printing division competes primarily with locally-based printing companies in the Rochester and Western New York markets. Most of our competitors in these markets are privately-held, single location operations.

Our plastics division competes with several regional companies including Bristol ID, AbNote (formerly Arthur Blanks), LaserCard Corporation and L-1 Identity Solutions. Our plastic division primarily delivers its products through a dealer network, but also provides products to end-user customers. Competition in the plastic card industry is primarily based on production capabilities based on specialized equipment, geographic location, quality and service. In addition, competition is increasingly influenced by proprietary or niche offerings provided by competitors, such as RFID, biometric, read-write, and security features built-into the plastic card.

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

Our digital division competes in the cloud computing industry, best described as delivering computing, storage, and applications as a service over the Internet. Our digital division primarily provides "managed hosting” services which are primarily IT services that are provided on a server or servers reserved for a specific customer. This service frees the customer from the burden of managing the data center, network, hardware devices, and operating system software. Dedicated Cloud hosting is largely a recurring, subscription-based business. The cloud computing industry is fast-growing and crowded, ranging from large, diversified technology companies such Amazon, Google, HP, IBM and Microsoft, who are making substantial investments in cloud computing, to smaller, local and regional IT services providers.

In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry. To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected.

Customers

During 2012, one customer accounted for 29% of the Company’s consolidated revenue. As of December 31, 2012, this customer accounted for 21% of the Company’s trade accounts receivable balance. During 2011, this customer accounted for 19% of the Company’s consolidated revenue. As of December 31, 2011, this customer accounted for 18% of the Company’s trade accounts receivable balance.

Raw Materials

The primary raw materials the Company uses in its businesses are paper corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Recent strengthening of economic conditions, combined with paper industry capacity reductions, have caused paper and paperboard prices to increase in 2012, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

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

Employees

As of February 28, 2013, we had a total of 107 employees, all of which are full-time. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

ITEM 1A – RISK FACTORS

General

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

Risks Related to the Proposed Business Combination (“Merger”) involving DSS, DSSIP, Inc. (“Merger Sub”) and Lexington Technology Group, Inc. (“Lexington”)

The issuance of DSS’s securities to Lexington security holders in connection with the Merger will substantially dilute the voting power of current DSS stockholders.

Pursuant to the terms of the Merger Agreement, it is anticipated that DSS will issue to Lexington common and preferred stockholders shares of DSS common stock and DSS preferred stock (or if the issuance of preferred stock is not approved by stockholders then $.02 Warrants) and warrants to purchase shares of DSS common stock. After such issuance (without taking into account any shares of DSS common stock held by Lexington stockholders prior to the completion of the Merger, the possible release of any Escrow Shares or the exercise of any options and warrants), the stockholders of Lexington are expected to own approximately 43% of the outstanding common stock of the combined Company with the stockholders of DSS owning approximately 57% of the outstanding common stock of the combined Company. Taking into account the preferred stock and calculated on a fully diluted basis including options, and warrants of the combined company (excluding Escrow Shares) Lexington is expected to own 50% of the outstanding common stock and preferred stock of the combined company (excluding the effect of the Beneficial Ownership Condition) and the stockholders of DSS are expected to own approximately 50% of the outstanding common stock and preferred stock of the combined Company. If the Escrow Shares are released, the stockholders of Lexington are expected to own approximately 50% of the outstanding common stock of the combined Company with the stockholders of DSS owning approximately 50% of the outstanding common stock of the combined Company. Taking into account the preferred stock and calculated on a fully diluted basis including options and warrants of the combined Company (including the release of escrow shares) Lexington is expected to own 56% of the outstanding common stock and preferred stock of the combined company (excluding the effect of the Beneficial Ownership Condition) and the stockholders of DSS are expected to own approximately 44% of the outstanding common stock and preferred stock of the combined Company.

The announcement and pendency of the Merger could have an adverse effect on the business prospects for DSS and/or Lexington and on DSS’s stock price and/or business, financial condition or results of operations.

Since the announcement of the Merger, DSS stock price has declined, from $4.16 on September 28, 2012 to $2.30 on February 26, 2013. Furthermore, the announcement and pendency of the Merger could disrupt DSS’s and/or Lexington’s prospective and current businesses in the following ways, among others:

•	third parties may seek to terminate and/or renegotiate their relationships with DSS or Lexington or decide not to conduct business with either DSS or Lexington as a result of the Merger, whether pursuant to the terms of their existing agreements with DSS and/or Lexington or otherwise; and

•	the attention of DSS and/or Lexington management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations of their respective companies, including from other opportunities that might otherwise be beneficial to DSS or Lexington.

Should they occur, any of these matters could further adversely affect the stock price of DSS or harm the financial condition, results of operations, or business prospects of DSS, Lexington, and/or the combined company.

Failure to complete the Merger or delays in completing the Merger could negatively impact DSS’s business, financial condition or results of operations or DSS’s stock price.

The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied at all or satisfied in a timely manner. If the Merger is not completed or delayed, DSS will be subject to several risks, including:

•	the current trading price of DSS common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger or delays in completing the Merger could result in a decline in the price of DSS common stock;

•	certain executive officers and/or directors of DSS may seek other employment opportunities, and the departure of any of DSS’s executive officers and the possibility that DSS would be unable to recruit and hire experienced executives could negatively impact DSS’s future business;

•	the DSS board of directors will need to reevaluate DSS’s strategic alternatives, including other merger and acquisition opportunities and/or additional financing necessary to ensure that DSS has sufficient funds to operate;

•	Under certain circumstances, if the Merger is terminated by either DSS or Lexington in connection with or due to DSS entering into an alternate transaction constituting a superior proposal, then DSS is required to pay to Lexington a termination fee in cash equal to the sum of (i) $3,000,000 plus (ii) 5% of the consideration paid to all security holders of DSS in connection with such superior proposal in the same form as such consideration is paid to such security holders;

•	DSS is expected to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed; and

•	DSS would not realize any of the anticipated benefits of having completed the Merger.

If the Merger is not completed, these risks may materialize and materially and adversely affect DSS’s business, financial condition, results of operations, and DSS’s stock price.

Any delay in completing the Merger may substantially reduce the benefits that DSS expects to obtain from the Merger.

In addition to obtaining the approval of the stockholders of each of DSS and Lexington for the consummation of the Merger, the Merger is subject to a number of other conditions beyond the control of DSS that may prevent, delay, or otherwise materially adversely affect its completion. DSS cannot predict whether or when the conditions required to complete the Merger will be satisfied. The requirements for satisfying the closing conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger may materially adversely affect the benefits that DSS expects to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

NYSE MKT may consider the anticipated Merger a “reverse merger” and therefore may require that DSS submit a new listing application, which would require certain actions on the part of the combined company which may not be successful and, if unsuccessful, could make it more difficult for holders of shares of the combined company to sell their shares.

NYSE MKT may consider the Merger proposed in this proxy statement/prospectus a “reverse merger” and might require that DSS submit a new listing application. If it does so, NYSE MKT may not approve DSS’s new listing application for the NYSE MKT on a timely basis, or at all. If this occurs and the Merger is still completed, you may have difficulty converting your investments into cash effectively.

Additionally, as part of any new listing application, DSS may be required to submit, among other things, a plan for the combined company to conduct a reverse stock split. A reverse stock split would likely increase the per share trading price by an undetermined multiple. The change in share price may affect the volatility and liquidity of the combined company’s stock, as well as the marketplace’s perception of the stock. As a result, the relative price of the combined company’s stock may decline and/or fluctuate more than in the past, and you may have trouble converting your investments in the combined company into cash effectively.

Some of the directors and executive officers of DSS have interests in the Merger that are different from, or in addition to, those of the other DSS stockholders.

When considering the recommendation by the DSS board of directors that the DSS stockholders vote “for” each of the DSS Proposals, DSS’s stockholders should be aware that certain of the directors and executive officers of DSS have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of the stockholders of DSS.

For instance, in connection with the Merger, (i) Robert B. Fagenson, Ira A. Greenstein, David Klein and Robert B. Bzdick, each a current director of the DSS board of directors, will continue to serve as a director of the combined company following the completion of the Merger, and the remaining directors of DSS will resign, effective as of the completion of the Merger, (ii) Philip Jones and Robert B. Bzdick, currently executive officers of DSS, will remain executive officers of the combined company following the completion of the Merger, and (iii) options to purchase an aggregate of 650,000 shares of DSS common stock at an exercise price of $3.00 per share for a term of five years that were granted to certain of DSS’s executives, board members and senior managers. In addition, an aggregate of $115,000 in bonus payments will be made to such executives and senior managers upon the closing of the Merger.

In addition, the directors and executive officers of DSS also have certain rights to indemnification and to directors’ and officers’ liability insurance that will be provided by the combined company following the completion of the Merger.

The DSS board of directors was aware of and considered these interests, among other matters, in evaluating and negotiating the Merger Agreement and in recommending that DSS stockholders approve the DSS Proposals.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire DSS prior to the completion of the Merger.

The Merger Agreement contains provisions that make it difficult for DSS to entertain a third-party proposal for an acquisition of DSS. These provisions include the general prohibition on DSS’s soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal. In addition, under certain circumstances, if the Merger is terminated by either DSS or Lexington in connection with or due to DSS entering into an alternate transaction constituting a superior proposal, then DSS is required to pay to Lexington a termination fee in cash equal to the sum of (i) $3,000,000 plus (ii) 5% of the consideration paid to all security holders of DSS in connection with such superior proposal in the same form as such consideration is paid to such security holders.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of DSS, even one that may be deemed of greater value than the Merger to DSS stockholders.

Lexington can terminate the Merger Agreement for any reason or no reason upon payment of a termination fee and DSS will have no recourse against Lexington.

Pursuant to the Merger Agreement, Lexington can terminate the Merger Agreement, at any time, for any reason or no reason, upon payment to DSS of a termination fee equal to $5,000,000. DSS will have no recourse against Lexington other than receiving such termination fee and would not realize any of the anticipated benefits of having completed the Merger.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, the stockholders of Lexington may be required to pay substantial United States federal income taxes as a result of the Merger.

DSS and Lexington intend that the Merger will qualify as a “reorganization” under Section 368(a) of the Code. DSS and Lexington currently anticipate that the United States holders of shares of Lexington capital stock generally should not recognize taxable gain or loss as a result of the Merger. However, neither DSS nor Lexington has requested, or intends to request, a ruling from the IRS with respect to the tax consequences of the Merger, and there can be no assurance that the companies’ position would be sustained if challenged by the IRS. Accordingly, if there is a final determination that the Merger does not qualify as a “reorganization” under Section 368(a) of the Code and is taxable for United States federal income tax purposes, Lexington stockholders generally would recognize taxable gain or loss on their receipt of equity securities of DSS in connection with the Merger equal to the difference between such stockholder’s adjusted tax basis in their shares of Lexington capital stock and the fair market value of the equity securities of DSS.

Litigation may be instituted against DSS, members of the DSS board of directors, Lexington, members of the Lexington board of directors, and Merger Sub challenging the Merger and adverse judgments in these lawsuits may prevent the Merger from becoming effective within the expected timeframe or at all.

DSS, members of the DSS board of directors, Lexington, members of the Lexington board of directors, and Merger Sub may be named as defendants in class action lawsuits to be brought by DSS or Lexington stockholders challenging the Merger. If the plaintiffs in these potential cases are successful, they may prevent the parties from completing the Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful, the costs of defending against such claims could adversely affect the financial condition of DSS or Lexington.

Risks Related to the Combined Company if the Merger Is Completed

The failure to integrate successfully the businesses of DSS and Lexington in the expected timeframe could adversely affect the combined company’s future results following the completion of the Merger.

The success of the Merger will depend, in large part, on the ability of the combined company following the completion of the Merger to realize the anticipated benefits from combining the businesses of DSS and Lexington.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

DSS may not realize the potential value and benefits created by the Merger.

The success of the Merger will depend, in part, on DSS’s ability to realize the expected potential value and benefits created from integrating DSS’s existing business with Lexington’s business, which includes the maximization of the economic benefits of the combined company’s intellectual property portfolio. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of Lexington’s business could include, among others:

•	failure to implement DSS’s business plan for the combined business;

•	unanticipated issues in integrating the business of both companies;

•	Potential lost sales and customers if any customer of DSS decides not to do business with DSS after the Merger;

•	loss of key employees with knowledge of DSS’s historical business and operations;

•	unanticipated changes in applicable laws and regulations; and

•	other unanticipated issues, expenses, or liabilities that could impact, among other things, DSS’s ability to realize any expected benefits on a timely basis, or at all.

DSS may not accomplish the integration of Lexington’s business smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from DSS’s current operations to the integration effort and any difficulties encountered in combining businesses could prevent DSS from realizing the full expected potential value and benefits which would result from the Merger and could adversely affect its business. In addition, the integration efforts could divert the focus and resources of the management of DSS and Lexington from other strategic opportunities and operational matters during the integration process.

The combined company will be dependent on certain key personnel, and the loss of these key personnel could have a material adverse effect on the combined company’s business, financial conditions and results of operations.

The success and future prospects of the combined company largely depend on the skills, experience and efforts of its key personnel, including Jeffrey Ronaldi, Peter Hardigan and Robert Bzdick. The loss of Messrs. Ronaldi, Hardigan and Robert Bzdick or other executives of the combined company, or the combined company’s failure to retain other key personnel, would jeopardize the combined company’s ability to execute its strategic plan and materially harm its business.

The Merger will result in changes to the DSS board of directors and the combined company may pursue different strategies than either DSS or Lexington may have pursued independently.

If the parties complete the Merger, the composition of the DSS board of directors will change in accordance with the Merger Agreement. Following the completion of the Merger and the approval of the staggered board provision, the combined company’s board of directors will consist of nine members, including Jeffrey Ronaldi, Peter Hardigan, Warren Hurwitz, Jonathon Perrelli and Richard M. Cohen, all of whom are designees of Lexington, and Robert B. Fagenson, Ira A. Greenstein, Robert B. Bzdick and David Klein, all of whom are currently members of the DSS board of directors. However, if DSS’s stockholders do not approve the staggered board proposal, then the board of directors of DSS following the Merger shall initially consist of eight directors, four of whom as designated by Lexington and the other four as designated by DSS, provided, that, prior to the closing of the Merger, DSS and Lexington will jointly identify a ninth person to be nominated as a member of the board of directors of DSS following the Effective Time. Currently, it is anticipated that the combined company will maximize the economic benefits of its intellectual property portfolio, add significant talent in technological innovation and potentially enhance its opportunities for revenue generation through the monetization of the combined company’s assets. However, because the composition of the board of directors of the combined company will consist of directors from both DSS and Lexington, the combined company may determine to pursue certain business strategies that neither DSS nor Lexington would have pursued independently.

Ownership of the combined company’s common stock may be highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company’s stock price to decline.

Upon completion of the Merger, four stockholders will own approximately 34% of the outstanding common shares of the Combined company.. Accordingly, these stockholders acting individually or as a group, may have substantial influence over the outcome of a corporate action of the combined company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company’s assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit the other stockholders of the combined company. In addition, the significant concentration of stock ownership may adversely affect the market value of the combined company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The success of the combined company will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition, or results of operations.

The combined company’s success will be dependent on its ability to maintain and renew the business relationships of both DSS and Lexington and to establish new business relationships. There can be no assurance that the management of the combined company will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on the business, financial condition, or results of operations of the combined company.

The combined company may require additional capital to support its present business plan and its anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect the combined company’s ability to operate.

DSS believes that the intellectual property will significantly augment the scope and value of DSS’s litigation and licensing business without impacting its current operations or resource allocation plan.

The Bascom Portfolio will expand upon DSS’s licensing potential and ability to compete within its current areas of commercial focus. DSS’s primary commercial focus is to develop integrated security solutions for authentication and brand protection that incorporate DSS’s proprietary print and digital technologies such as its suite of AuthentiGuard patents, the DSS Digital Group’s cloud computing platform and intellectual property, and customized software that delivers digital security solutions via standard handheld devices (such as the apple iPhone) and the cloud. DSS anticipates that this commercial focus will benefit from the integration of technical “know-how” from Thomas Bascom, the President and Chief Technology Officer of Bascom Research, as well as from the ability to use the current Bascom Portfolio and any potential new derivative technologies that may be co-developed and licensed. DSS initially will be the only competitor in the marketplace that is licensed to practice the Bascom Portfolio, which may lead to additional licensing opportunities for DSS with customers or competitors.

The Bascom Research intellectual property licensing program provides a significant new potential income stream for DSS’s licensing and litigation business that will be funded by Lexington, and as such, will not alter the current resource allocation for DSS’s existing litigation and licensing business. Lexington will deliver approximately $7.0 million in capital (net of transaction fees) upon closing of the Merger, which will be used in part to fund the Bascom Research licensing effort. We do not expect that DSS capital resources will initially be used for Bascom Research, and the Bascom Research effort will not initially divert other DSS resources aside from requiring some oversight by the current DSS General Counsel, who will be involved in all ongoing litigation and licensing matters for the combined company.

The combined company may require additional funds to further develop its business plan. Based on current operating plans of DSS and Lexington, the current resources of the combined company are expected to be sufficient to fund its planned operations into the fourth quarter of 2014. Since it is impossible to predict the timing and amount of any recovery, if any, resulting from the Lexington litigation , we anticipate that we will need to raise additional funds through equity offerings in order to meet our liquidity requirements in the fourth quarter of 2014. However, if revenues of DSS do not meet expectations or if operating expenses exceed expectations, or a combination of both, then the combined company may require additional resources prior to the fourth quarter of 2014. Any such financing that DSS undertakes will likely be dilutive to DSS’s current stockholders.

The combined company intends to continue to make investments to support its business growth, including patent or other intellectual property asset creation. In addition, the combined company may also need additional funds to respond to business opportunities and challenges, including its ongoing operating expenses, protecting its assets, satisfying debt payment obligations, developing new lines of business and enhancing its operating infrastructure. While the combined company may need to seek additional funding for such purposes, it may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of the combined company’s financings may be dilutive to, or otherwise adversely affect, holders of its common stock. The combined company may also seek additional funds through arrangements with collaborators or other third parties. The combined company may not be able to negotiate any such arrangements on acceptable terms, if at all. If the combined company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some or all of its business plans.

The price of DSS common stock after the Merger is completed may be affected by factors different from those currently affecting the shares of DSS.

Upon completion of the Merger, holders of Lexington capital stock will become holders of DSS common stock and DSS preferred stock. The business of DSS differs from the business of Lexington and, accordingly, the results of operations of the combined company and the trading price of DSS common stock following the completion of the Merger may be significantly affected by factors different from those currently affecting the independent results of operations of DSS because the combined company will be conducting activities not undertaken by DSS prior to the completion of the Merger.

Material weaknesses may exist when the combined company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements.

Lexington is not subject to Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Therefore, Lexington’s management and independent registered public accounting firm did not perform an evaluation of Lexington’s internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley. Following the completion of the Merger within the expected timeframe, the combined company will be required to provide management’s report on internal control over financial reporting in its Annual Report on Form 10-K for the year ending December 31, 2013, as required by Section 404 of Sarbanes-Oxley. Material weaknesses may exist when the combined company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements under the Exchange Act or Section 404 of Sarbanes-Oxley following the completion of the Merger. The existence of one or more material weaknesses would preclude a conclusion that the combined company maintains effective internal control over financial reporting. Such a conclusion would be required to be disclosed in the combined company’s future Annual Reports on Form 10-K and could impact the accuracy and timing of its financial reporting and the reliability of its internal control over financial reporting, which could harm the combined company’s reputation and cause the market price of its common stock to drop.

DSS does not expect the combined company to pay cash dividends on its common stock.

DSS anticipates that the combined company will retain its earnings, if any, for future growth and therefore does not anticipate paying cash dividends on its common stock in the future. Investors seeking cash dividends should not invest in the combined company’s common stock for that purpose.

Anti-takeover provisions in the combined company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the combined company difficult.

The combined company’s certificate of incorporation and bylaws will contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of the combined company’s common stock.

Because the lack of a public market for Lexington’s capital stock makes it difficult to evaluate the fairness of the Merger, Lexington’s stockholders may receive consideration in the Merger that is greater than or less than the fair market value of Lexington’s capital stock.

The outstanding capital stock of Lexington is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Lexington. Since the percentage of DSS common stock, DSS preferred stock and warrants to be issued to Lexington’s stockholders was determined based on negotiations between the parties, it is possible that the value of the DSS common stock, DSS preferred stock and warrants to be issued in connection with the Merger will be greater than the fair market value of Lexington. Alternatively, it is possible that the value of the shares of DSS common stock, DSS preferred stock and warrants to be issued in connection with the Merger will be less than the fair market value of Lexington.

Risks Related to DSS’s Business

DSS is currently, and after the completion of the Merger the combined company will continue to be, subject to the risks described below.

DSS may not be able to consummate the Merger with Lexington.

The consummation of the Merger with Lexington is subject to stockholders approval and other closing conditions. DSS has expended significant effort and management attention to the proposed transaction. There is no assurance that the Merger will be approved. For example, DSS’s stockholders may not approve the Merger. If the Merger is not consummated for any reason, DSS’s business and operations, as well as the market price of its common stock may be adversely affected.

DSS has a history of losses.

DSS has a history of losses. In fiscal 2012, 2011, and 2010, DSS incurred losses of approximately $4.3 million, $3.2 million, and $3.5 million, respectively. DSS’s results of operations in the future will depend on many factors, but largely on DSS’s ability to successfully market DSS’s anti-counterfeiting products, technologies and services. DSS’s failure to achieve profitability in the future could adversely affect the trading price of its common stock and its ability to raise additional capital and, accordingly, its ability to continue to grow its business. There can be no assurance that DSS will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on DSS’s business, financial condition and operating results.

DSS has a significant amount of indebtedness, some of which is secured by its assets, and may be unable to satisfy its obligations to pay interest and principal thereon when due.

As of December 31, 2012, DSS has the following significant amounts of outstanding indebtedness:

(i)	$575,000 convertible promissory note bearing interest at 10% per annum due in full on December 29, 2013, or convertible into up to 260,180 shares of DSS common stock, secured by the assets of DSS’s wholly-owned subsidiary, Secuprint. Interest is due quarterly.

(ii)	$650,000 due under a term loan with Citizens Bank which matures February 1, 2015 and is payable in monthly payments of $25,000 plus interest. Interest accrues at 1 Month LIBOR plus 3.75%. DSS subsequently entered into an interest rate swap agreement to lock into a 5.6% effective interest rate over the life of the term loan.

(iii)	Up to $1,000,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations which matures on May 31, 2013 (as amended) and is payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 3.75%. As of December 31, 2012, there was approximately $195,000, net of the Sweep Account outstanding on the line.

(iv)	Approximately $1,171,000 due under a promissory note with Citizens Bank used to purchase DSS’s packaging division facility. DSS is required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. DSS subsequently entered into an interest rate swap agreement to lock into a 5.865% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage.

All of the Citizens Bank credit facilities are subject to various covenants including a fixed charge coverage ratio, tangible net worth and current ratio. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by DSS and its other wholly-owned subsidiaries, P3 and Secuprint.

If DSS were to default on any of the above indebtedness, and the creditors were to foreclose on secured assets, this could have a material adverse effect on DSS’s business, financial condition and operating results.

If DSS is unable to adequately protect its intellectual property, its competitive advantage may disappear.

The success of DSS will be determined in part by its ability to obtain United States and foreign patent protection for its technology and to preserve its trade secrets. Because of the substantial length of time and expense associated with developing new document security technology, DSS places considerable importance on patent and trade secret protection. DSS intends to continue to rely primarily on a combination of patent protection, trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees and customers to establish and protect the ideas, concepts and documentation of software and trade secrets developed by DSS. DSS’s ability to compete and the ability of its business to grow could suffer if these intellectual property rights are not adequately protected. There can be no assurance that DSS’s patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. Failure of DSS’s patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of its technology and its intellectual property rights could enable DSS’s competitors to more effectively compete with it and have an adverse effect on DSS’s business, financial condition and results of operations. In addition, DSS’s trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to DSS’s proprietary technology.

In addition, DSS may be required to litigate in the future to enforce its intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on DSS’s business, financial condition or results of operations, and there can be no assurances of the success of any such litigation.

DSS may face intellectual property infringement or other claims against it, its customers or its intellectual property that could be costly to defend and result in its loss of significant rights.

Although DSS has received patents with respect to certain of its technologies, there can be no assurance that these patents will afford DSS any meaningful protection. Although DSS believes that its use of the technology and products it has developed and other trade secrets used in its operations do not infringe upon the rights of others, DSS’s use of the technology and trade secrets it developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, DSS could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets it developed or refrain from using the same. DSS may not have the necessary financial resources to defend an infringement claim made against it or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on DSS and its financial condition. Moreover, if the patents, technology or trade secrets DSS developed or uses in its business are deemed to infringe upon the rights of others, DSS could, under certain circumstances, become liable for damages, which could have a material adverse effect on DSS and its financial condition. As DSS continues to market its products, DSS could encounter patent barriers that are not known today. A patent search may not disclose all related applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of DSS’s applications.

Furthermore, third parties may assert that DSS’s intellectual property rights are invalid, which could result in significant expenditures by DSS to refute such assertions. If DSS becomes involved in litigation, DSS could lose its proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from DSS’s business. If there is a successful claim of infringement, DSS may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If DSS is unsuccessful in defending claims that its intellectual property rights are invalid, DSS may not be able to enter into royalty or license agreements on acceptable terms, if at all. This could prohibit DSS from providing its products and services to customers, which could have a material adverse effect on DSS and its financial condition.

The value of DSS’s intangible assets may not be equal to their carrying values.

As of December 31, 2012, DSS had approximately $5.2 million of net intangible assets, including goodwill. DSS is required to evaluate the carrying value of such intangibles. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, may not be recoverable, DSS will have to determine whether there has been impairment by comparing the anticipated undiscounted cash flows (discounted cash flows for goodwill) from the operation and eventual disposition of the product line with its carrying value. If any of DSS’s intangible assets are deemed to be impaired then it will result in a significant reduction of the operating results in such period. No impairment charges were recognized during the years ended December 31, 2012 and 2011.

Certain of DSS’s recently developed products are not yet commercially accepted and there can be no assurance that those products will be accepted, which would adversely affect DSS’s financial results.

Over the past several years, DSS has spent significant funds and time to create new products by applying its technologies onto media other than paper, including plastic and cardboard packaging, and delivery of DSS’s technologies digitally. DSS has had limited success to date in selling its products that are on cardboard packaging and those that are delivered digitally. DSS’s business plan for 2013 and beyond includes plans to incur significant marketing, intellectual property development and sales costs for these newer products, particularly the digitally delivered products. If DSS is not able to sell these new products, its financial results will be adversely affected.

The results of DSS’s research and development efforts are uncertain and there can be no assurance of the commercial success of its products.

DSS believes that it will need to continue to incur research and development expenditures to remain competitive. The products DSS is currently developing or may develop in the future may not be technologically successful. In addition, the length of DSS’s product development cycle may be greater than it originally expected and DSS may experience delays in future product development. If DSS’s resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with DSS’s competitors’ products.

Changes in document security technology and standards could render DSS’s applications and services obsolete.

The market for document security products, applications, and services is fast moving and evolving. Identification and authentication technology is constantly changing as DSS and its competitors introduce new products, applications, and services, and retire old ones as customer requirements quickly develop and change. In addition, the standards for document security are continuing to evolve. If any segments of DSS’s market adopt technologies or standards that are inconsistent with DSS’s applications and technology, sales to those market segments could decline, which could have a material adverse effect on DSS and its financial condition.

The market in which DSS operates is highly competitive, and DSS may not be able to compete effectively, especially against established industry competitors with greater market presence and financial resources.

DSS’s market is highly competitive and characterized by rapid technological change and product innovations. DSS competitors may have advantages over DSS because of their longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products. Competition may also force DSS to decrease the price of DSS’s products and services. DSS cannot assure you that it will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable DSS to establish selling prices and gross margins at profitable levels.

DSS’s growth strategy depends, in part, on DSS acquiring complementary businesses and assets and expanding DSS’s existing operations to include manufacturing capabilities, which DSS may be unable to do.

DSS’s growth strategy is based, in part, on its ability to acquire businesses and assets that are complementary to its existing operations and expanding DSS’s operations to include manufacturing capabilities. DSS may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on DSS’s ability to accomplish the following:

•	identify suitable businesses or assets to buy;

•	complete the purchase of those businesses on terms acceptable to DSS;

•	complete the acquisition in the time frame DSS expects; and

•	improve the results of operations of the businesses that DSS buys and successfully integrate their operations into DSS’s.

Although DSS has been able to make acquisitions in the past, there can be no assurance that DSS will be successful in pursuing any or all of these steps on future transactions. DSS’s failure to implement its acquisition strategy could have an adverse effect on other aspects of DSS’s business strategy and its business in general. DSS may not be able to find appropriate acquisition candidates, acquire those candidates that DSS finds or integrate acquired businesses effectively or profitably.

DSS has in the past used, and may continue to use, its common stock as payment for all or a portion of the purchase price for acquisitions. If DSS issues significant amounts of its common stock for such acquisitions, this could result in substantial dilution of the equity interests of DSS stockholders.

If DSS fails to retain certain of its key personnel and attract and retain additional qualified personnel, DSS might not be able to pursue its growth strategy.

DSS’s future success depends upon the continued service of certain of its executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of DSS products and operations. Although DSS believes that its relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to DSS in the future. There can be no assurance that these persons will agree to continue to be employed by DSS in the future.

If DSS does not successfully expand its sales force, it may be unable to increase its revenues.

DSS must expand the size of its marketing activities and sales force to increase revenues. DSS continues to evaluate various methods of expanding its marketing activities, including the use of outside marketing consultants and representatives and expanding its in-house marketing capabilities. If DSS is unable to hire or retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, DSS’s ability to increase its revenues and grow could be compromised. The challenge of attracting, training and retaining qualified candidates may make it difficult to meet DSS’s sales growth targets. Further, DSS may not generate sufficient sales to offset the increased expense resulting from expanding DSS’s sales force or DSS may be unable to manage a larger sales force.

Future growth in DSS’s business could make it difficult to manage DSS’s resources.

DSS’s anticipated business expansion could place a significant strain on its management, administrative and financial resources. Significant growth in DSS’s business may require it to implement additional operating, product development and financial controls, improve coordination among marketing, product development and finance functions, increase capital expenditures and hire additional personnel. There can be no assurance that DSS will be able to successfully manage any substantial expansion of its business, including attracting and retaining qualified personnel. Any failure to properly manage its future growth could negatively impact its business and operating results.

DSS cannot predict its future capital needs and DSS may not be able to secure additional financing.

DSS may need to raise additional funds in the future to fund its working capital needs, to fund more aggressive expansion of its business, to complete development, testing and marketing of its products and technologies, or to make strategic acquisitions or investments. DSS may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for DSS to finance its development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of DSS stockholders or may require that DSS relinquish rights to certain of its technologies or products. In addition, DSS may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, DSS may have to delay or scale back its growth plans.

Risks Related to DSS’s Industry

If DSS is unable to respond to regulatory or industry standards effectively, its growth and development could be delayed or limited.

DSS’s future success will depend in part on its ability to enhance and improve the functionality and features of its products and services in accordance with regulatory or industry standards. DSS’s ability to compete effectively will depend in part on its ability to influence and respond to emerging industry governmental standards in a timely and cost-effective manner. If DSS is unable to influence these or other standards or respond to these or other standards effectively, its growth and development of various products and services could be delayed or limited.

Changes in the laws and regulations to which DSS are subject may increase DSS’s costs.

DSS is subject to numerous laws and regulations, including, but not limited to, environmental and health and welfare benefit regulations, as well as those associated with being a public company. These rules and regulations may be changed by local, state, provincial, national or foreign governments or agencies. Such changes may result in significant increases in DSS’s compliance costs. Compliance with changes in rules and regulations could require increases to DSS’s workforce, and could result in increased costs for services, compensation and benefits, and investment in new or upgraded equipment.

Declines in general economic conditions or acts of war and terrorism may adversely impact DSS’s business.

Demand for printing services is typically correlated with general economic conditions. The recent declines in United States economic conditions have adversely impacted DSS’s business and results of operations, and may continue to do so for the foreseeable future. The overall business climate of DSS’s industry may also be impacted by domestic and foreign wars or acts of terrorism, which events may have sudden and unpredictable adverse impacts on demand for DSS’s products and services.

Risks Related to DSS’s Stock

DSS has a large number of authorized but unissued shares of common stock, which DSS’s management may issue without further stockholder approval, thereby causing dilution of your holdings of DSS common stock.

As of December 31, 2012, there were approximately 178 million authorized but unissued shares of DSS common stock. DSS management continues to have broad discretion to issue shares of its common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE MKT, state and federal law, or other applicable laws. If DSS’s board of directors determines to issue additional shares of DSS common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of DSS’s outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress DSS’s stock price.

As of December 31, 2012, DSS had outstanding stock options, warrants, and convertible debt, to purchase an aggregate of 4,614,784 shares of DSS Common Stock at exercise prices ranging from $1.86 to $6.31 per share. This amount includes 61,764 outstanding unvested restricted shares of DSS’s common stock that are subject to various vesting terms and 260,180 shares issuable upon conversion of debt securities. To the extent that these securities are converted into common stock, dilution to DSS’s stockholders will occur. Moreover, the terms upon which DSS will be able to obtain additional equity capital may be adversely affected, since the holders of these securities may exercise them at a time when DSS would, in all likelihood, be able to obtain any needed capital on terms more favorable to DSS than the exercise and conversion terms provided by those securities.

Sales of these securities in the public market, or the perception that future sales of these securities could occur, could have the effect of lowering the market price of DSS Common Stock below current levels and make it more difficult for DSS and DSS’s stockholders to sell DSS’s equity securities in the future.

Sale or the availability for sale of shares of common stock by stockholders could cause the market price of DSS Common Stock to decline and could impair DSS’s ability to raise capital through an offering of additional equity securities.

DSS has material weaknesses in its internal control over financial reporting structure, which, until remedied, may cause errors in its financial statements that could require restatements of its financial statements and investors may lose confidence in DSS’s reported financial information, which could lead to a decline in DSS’s stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires DSS to evaluate the effectiveness of its internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of DSS’s internal control over financial reporting in each Annual Report on Form 10-K.

DSS has identified two material weaknesses in its internal control over financial reporting in its annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2012. Management has concluded that (i) DSS did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties; and (ii) DSS lacks sufficient resources within the accounting department to have effective controls associated with identifying and accounting for complex and non-routine transactions in accordance with United States generally accepted accounting principles, and that the foregoing represented material weaknesses in its internal control over financial reporting. DSS is uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, DSS anticipates the cost to be in the range of $200,000 to $400,000 (including the cost of hiring additional qualified accounting personnel to eliminate segregation of duties issues and using the services of accounting consultants for complex and non-routine transactions if and when they arise). DSS cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount. If DSS’s internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in DSS’s financial statements and in DSS’s disclosure that could require restatements. Investors may lose confidence in DSS’s reported financial information and in DSS’s disclosure, which could lead to a decline in DSS’s stock price.

DSS’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that DSS’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, DSS cannot assure you that significant deficiencies or material weaknesses in its internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties DSS encounters in their implementation, could result in significant deficiencies or material weaknesses, cause DSS to fail to timely meet DSS’s periodic reporting obligations, or result in material misstatements in DSS’s financial statements. Any such failure could also materially adversely affect the results of periodic management evaluations regarding disclosure controls and procedures and the effectiveness of DSS’s internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.

We may not meet the continued listing standards of the NYSE MKT Equities exchange.

On January 25, 2011, we received a warning letter from the NYSE MKT in connection with the Company's failure to secure NYSE MKT approval for the additional issuances of our securities as required by Section 301 of the NYSE MKT Company Guide and its continued listing standards. The listing deficiency involved three stock issuances totaling 1,235,153 shares made in November and December of 2010. We thereafter filed our applications for the additional share listings with the NYSE MKT. On March 15, 2011, we received notification from NYSE MKT that our additional listing applications have been approved, and that the Company has regained full compliance with NYSE MKT listing requirements.

We cannot assure you that we will not receive additional deficiency letters in the future, or that we will continue to satisfy the continued listing standards in order to remain listed on the NYSE MKT Equities exchange.

ITEM 2 - PROPERTIES

Our corporate offices and Digital division together occupy approximately 11,000 square feet of commercial office space at 28 East Main Street, Rochester, New York 14614 under a lease that expires in September 30, 2015, at a rental rate of approximately $13,000, $14,000 and $11,000 per month in 2013, 2014 and 2015, respectively. Our Plastics division leases approximately 25,000 square feet of commercial production and warehouse space for $23,000 per month in Brisbane, California under a lease that will expire in July 2014. Our Printing division leases approximately 20,000 square foot of commercial production and warehouse space in Rochester, New York, for $7,100 per month, under a lease expiring in December 2013. On August 30, 2011, the Company purchased the building which houses its Packaging division, approximately 40,000 square feet of production and warehouse space located in Victor, New York, a suburb of Rochester, New York. We believe that our facilities are adequate for our current operations. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

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

During the course of the litigation, the losing party in the ECB Litigation, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of December 31, 2012, pursuant to foreign judgments for costs and fees, the Company has recorded as accrued liabilities approximately €178,000 ($236,000) for the Germany case and approximately €175,000 ($231,000) for the Netherlands case for such fees. In February 2013, the ECB filed an action in the United States District Court, Western District of New York to domesticate the amounts due in the Germany proceeding. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($124,000) as of December 31, 2012, which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE MKT, where it trades under the symbol “DSS.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2012	$5.02	$2.48
June 30, 2012	4.14	2.35
September 30, 2012	4.26	3.63
December 31, 2012	4.32	2.12

QUARTER ENDING	HIGH	LOW
March 31, 2011	$5.58	$4.11
June 30, 2011	4.13	2.99
September 30, 2011	3.83	2.09
December 31, 2011	3.48	2.38

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the NYSE MKT on March 1, 2013 was $2.47.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of February 28, 2013, we had 21,709,488 shares of common stock issued and outstanding.

As of December 31, 2012, securities issued and securities available for future issuance under our Second Amended and Restated 2004 Employee Stock Option Plan and our Second Amended and Restated 2004 Non-Executive Director Stock Option Plan were as follows:

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2012 with respect to our equity compensation plans.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
Plan Category	(a)	(b)	(c)	(d)

Equity compensation plans approved by security holders
2004 Employee Stock Option Plan	-	1,725,148	$3.80	1,464,916
2004 Non-Executive Director Plan	-	312,000	3.49	188,000

Equity compensation plans not approved by security holders
Contractual warrant grants for services	-	750,000	4.45	-

Total	-	2,787,148	$3.94	1,652,916

 In February 2012, warrants to purchase up to 300,000 shares of the Company’s common stock were issued to ipCapital Group, Inc. pursuant to two consulting agreements whereby ipCapital Group is providing intellectual property services to the Company. The exercise prices for the ipCapital warrants range from $4.50 to $4.63 per share. The ipCapital warrant vests ratably over three years, commencing on the grant date (February 20, 2012).

Warrants to purchase up to 250,000 shares of the Company’s common stock were issued to Century Media Group in February 2012, in connection with a consulting agreement to provide investor relations services to the Company. The Century Media Warrant vested in full on the grant date of February 20, 2012, and have exercise prices ranging from $4.50 to $6.00 per share. The Century Media warrant expires on April 20, 2013. The Century Media warrant was subsequently cancelled on January 21, 2013.

Options to purchase up to 45,000 shares of the Company’s common stock were issued to Kevin Chalker, who was retained by the Company in July 2012 to provide consulting services in connection with the Company’s proposed merger with Lexington. The exercise price of the Chalker options is $4.00 per share. The options vested one-third on the grant date (July 17, 2012) and the balance of the options will vest ratably on July 17, 2013 and July 17, 2014, respectively.

Recent Issuances of Unregistered Securities.

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of February 28, 2013, we had approximately 904 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2012 or 2011.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2012, including the fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

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

Overview

The Company was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate three production facilities including a security and commercial printing facility, a packaging facility and a plastic card facility where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

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

In May 2011, we acquired ExtraDev, a privately held information technology and cloud computing company located in Rochester, New York. ExtraDev is also referred to herein as the “DSS Digital Group”.

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

On October 1, 2012, DSS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lexington Technology Group Inc., (“Lexington”) pursuant to which a wholly-owned subsidiary of DSS will merge with and into Lexington, with Lexington surviving the merger as a wholly-owned subsidiary of DSS (“Merger”). Defined terms contained in the descriptions of the Merger which follow shall have the meanings described to them in the Merger Agreement, filed with the Securities and Exchange Commission on October 4, 2012.

Assuming the Merger had been completed on December 31, 2012, the following aggregate number of DSS securities would have been issued in the Merger to the holders of Lexington Common Stock and Preferred Stock:

•	19,990,559 shares of DSS Common Stock;

•	7,100,000 shares of DSS Common Stock to be held in escrow;

•	up to 500,000 shares of DSS Common Stock if Lexington’s cash balance exceeds $7.5 million to a maximum of $9.0 million at the effective time of the Merger;

•	up to 4,859,894 Warrants with an exercise price of $4.80 per share that are exercisable for an aggregate of 4,859,894 shares of DSS Common Stock;

•	additional shares of DSS convertible preferred stock, or warrants with an exercise price of $.02 per share if the proposal to authorize DSS Preferred Stock is not approved by DSS stockholders, to any Lexington preferred stockholder that would beneficially own more than 9.99% of DSS Common Stock as a result of this Merger; and

•	for Lexington option holders only, 2,000,000 options to purchase DSS Common Stock in exchange for their options to purchase 3,600,000 shares of Lexington Common Stock.

Lexington is a private intellectual property monetization company that recently acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”). Lexington is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	customized technology solutions (such as applications for medical electronic health records),

•	strategic partnerships, and

•	litigation.

On October 3, 2012, Lexington, through its wholly-owned subsidiary, Bascom Research, initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research. The patents-in-suit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. Starting on December 12, 2012, the lawsuits were transferred to the United States District Court in the Northern District of California.

Immediately following the completion of the Merger, the former stockholders of Lexington are expected to own approximately 56% of the outstanding common and preferred stock (if approved, or $.02 Warrants) of the combined company (on a fully-diluted basis including options and warrants without taking into effect the Beneficial Ownership Condition) and the current stockholders of DSS are expected to own approximately 44% of the outstanding common stock and preferred stock of the combined company. These calculations exclude DSS Common Stock held by Lexington’s stockholders prior to the completion of the Merger. These percentages of ownership include the 7,100,000 shares held in escrow, which are eligible to be voted while in escrow.  If the Escrow Shares are terminated (which will be determined one year after the Effective Date), Lexington shareholders would own a 50%, with DSS shareholders owning 50% (on a fully-diluted basis including options and warrants without taking into effect the Beneficial Ownership Condition).

We have expended significant effort and management attention on the proposed Merger transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the Merger transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. For accounting purposes, based on our preliminary assessment, Lexington was identified as the “acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, Lexington’s assets and liabilities will be presented at its pre-combination amounts, and our assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. However, the assumptions used for this assessment may change which could result in DSS being identified as the accounting “acquirer” on date of the Merger. The Company has filed a Form S-4 Registration Statement with the SEC regarding the proposed Merger. The Merger requires approval by the stockholders of both Lexington and DSS, and if approved, we currently estimate that the Merger will close sometime during the first half of 2013.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 AND 2011

Revenue

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011	% change
Revenue
Printing	$2,895,000	$3,227,000	-10%
Packaging	9,428,000	5,940,000	59%
Plastic IDs and cards	2,966,000	2,769,000	7%
Licensing and digital solutions	1,826,000	1,447,000	26%
Total Revenue	$17,115,000	$13,383,000	28%

Revenue - For the year ended December 31, 2012, revenue was approximately $17.1 million, an increase of 28% from the year ended December 31, 2011. The revenue increase was primarily due to a significant increase in the Company’s packaging sales which benefitted from increased order activity from its largest customers during the year. In addition, the Company’s licensing and digital solutions saw a 26% increase in revenue in 2012, as compared with 2011, which was primarily the result of the Company’s acquisition of ExtraDev in May of 2011. The Company’s printing revenues decreased 10% during the year as the Company reduced its outbound sales efforts on certain lower margin commercial printing projects to focus its efforts on security printing which are generally at higher margins. The Company’s plastic division’s revenues increased 7% as it saw increases in sales of its RFID and other smart card offerings offset by a reduction in it driver’s license sales as one driver’s license project the Company had in 2011 did not recur in 2012.

Gross profit

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011	% change

Costs of revenue
Printing	$2,014,000	$2,928,000	-31%
Packaging	7,267,000	4,431,000	64%
Plastic IDs and cards	1,748,000	1,698,000	3%
Licensing and digital solutions	358,000	154,000	132%
Total cost of revenue	11,387,000	9,211,000	24%

Gross profit
Printing	881,000	299,000	195%
Packaging	2,161,000	1,509,000	43%
Plastic IDs and cards	1,218,000	1,071,000	14%
Licensing and digital solutions	1,468,000	1,293,000	14%
Total gross profit	$5,728,000	$4,172,000	37%

Gross profit percentage	33%	31%	6%

Gross Profit - Costs of revenue increased 24% in 2012 as compared to 2011 compared to a 28% increase in the Company’s revenue over the same period. As a result, gross profit increased 37% during 2012, as compared to 2011. The Company saw a significant increase in gross profits from its printing group as it benefited from a lower cost structure and a more favorable product mix. In addition, each of the Company’s packaging and plastics groups realized gross profit gains as a result of their increases in revenue. Gross profits from licensing and digital solutions sales increased 14% in 2012, as compared with 2011, primarily due to the addition of gross profits from the Company’s acquisition of ExtraDev, which occurred in May 2011.

Operating Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011	% change

Operating Expenses
Sales, general and administrative compensation	$4,383,000	$3,782,000	16%
Professional Fees	1,546,000	758,000	104%
Sales and marketing	337,000	519,000	-35%
Rent and utilities	612,000	693,000	-12%
Other	916,000	803,000	14%
	7,794,000	6,555,000	19%

Other Operating Expenses
Non-production depreciation and amortization	131,000	123,000	7%
Research and development, including research and development costs paid by equity instruments	491,000	285,000	72%
Stock based compensation	782,000	399,000	96%
Amortization of intangibles	304,000	284,000	7%
	1,708,000	1,091,000	57%

Total Operating Expenses	$9,502,000	$7,646,000	24%

Sales, general and administrative compensation costs, excluding stock based compensation, increased in 2012 as compared to 2011 primarily due to the addition of employees as a result of the Company’s acquisition of its cloud computing division in May 2011, offset by reductions of personnel in the Company’s printing and packaging divisions.

Professional fees increased in 2012 from 2011 due to an increase in intellectual property consulting and investor relations costs, and approximately $768,000 of legal, accounting and consulting fees incurred during the third and fourth quarters of 2012 in connection with the Company’s proposed merger with Lexington.

Sales and marketing decreased 35% during 2012 compared to 2011, as the Company significantly decreased its marketing costs, including costs incurred during 2011 to redesign the Company’s logo, websites, sales collateral and trade-show booths, which did not re-occur in 2012.

Rent and utilities expenses in 2012 decreased due to the elimination of rent at the Company’s packaging division as a result of that division’s purchase of its facility in August 2011, offset by an increase in rent due to the Company’s acquisition of ExtraDev in May 2011.

Other expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and commercial liability and director and officer liability insurance costs. Other expenses for 2012 increased 14% and included a one-time placement agent fee related to the placement of a convertible note and subsequent conversion in March 2012.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During 2012, the Company’s research and development costs increased 72% primarily due to payments and stock based compensation costs for warrants issued to ipCapital Group, Inc., a third party consulting firm assisting the Company with its goal of increasing its intellectual property portfolio of patents and trade secrets in the security field.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation for 2012 increased 96% as compared with 2011, primarily due to the estimated value of warrants issued in February 2012 to the Company’s investor relations provider and warrants issued to a consultant in July 2012, along with the estimated value of options issued to certain of the Company’s senior management and board that will vest upon the Company’s merger with Lexington, which the Company deems is more likely than not to occur during the second quarter of 2013.

Amortization of intangibles increased in 2012 compared to 2011 are due to the increase in the Company’s other intangible asset basis due to the acquisition of ExtraDev in May 2011.

Other Income and expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011	% change

Other income (expense):
Change in fair value of derivative liability	$-	$361,000	-100%
Interest expense	(228,000)	(259,000)	-12%
Amortizaton of note discount	(260,000)	-	100%
Other income (expense), net	$(488,000)	$102,000	-578%

Change in fair value of derivative liability -In late 2010, the Company issued various financial instruments to an investor in connection with a stock purchase agreement, which contained certain provisions that resulted in a derivative liability. On February 18, 2011 the Company entered into certain amendments with the investor for the purpose of modifying the terms of the financial instruments that among other things eliminated the provisions of the warrants and later investment that had created the derivative liabilities. As a result, the Company determined the fair value of the derivative liability as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liability since December 31, 2010 of $360,922 in the statement of operations.

Interest expense - During 2012, interest expense decreased generally as the result of the decrease in debt carried by the Company’s packaging division as compared to 2011.

Amortization of note discount -On February 29, 2012, the Company entered into a convertible note. The holder of the note had the right to convert the principal and any interest due under the note into shares of the Company’s common stock at a conversion price of $3.30 per share. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of approximately $216,000, which the Company was to expense over the term of the note. In March 2012, the holder exercised the conversion option on the note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to the holder for full payment of note and accrued interest. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first quarter of 2012.

Income Taxes

	Year Ended December 31, 2012	Year Ended December 31, 2011	% change

Income tax expense (benefit), net	19,000	(150,000)	-113%

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

Net Loss and Loss Per Share

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011	% change

Net loss	$(4,281,000)	$(3,222,000)	33%

Net loss per share, basic and diluted	$(0.21)	$(0.17)	24%
Weighted average common shares
outstanding, basic and diluted	20,828,149	19,454,046	7%

In 2012, the Company had a net loss of $4,281,000 which represented a 33% increase from the net loss of $3,222,000 in 2011. The increase in net loss was primarily due to three items: (1) $216,000 of immediate amortization of note discount expense recorded in the first quarter of 2012; (2) a $361,000 one-time other income recorded in the first quarter of 2011 due to a change in the fair value of a derivative liability that did not re-occur in 2012; and (3) approximately $768,000 of legal, accounting and consulting expenses related to potential merger with Lexington. These three items in aggregate amounted to $1,345,000. Absent these items, net loss during 2012 would have decreased approximately 9%.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the private placement of equity securities and debt financings. As of December 31, 2012, the Company had cash of approximately $1.9 million. In addition, the Company had approximately $877,000 available to its packaging and digital divisions under revolving credit lines, net of Sweep account. The Company believes that its current cash resources and credit line resources provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months.

During 2012, the Company increased its cash position and reduced its debt by selling shares of its common stock and issuing shares of its common stock pursuant to debt conversions and warrant exercises. On February 13, 2012, the Company sold 967,740 shares of common stock for net proceeds of approximately $2,700,000 in a private placement of equity. On February 29, 2012, the Company entered into an agreement whereby an existing commercial term note in the original principal amount of $650,000 was sold and transferred to an investor for a purchase price of $578,396, the outstanding principal at the time of the sale. In connection with the sale and transfer of the commercial term note, the Company agreed to structure the note as a convertible note at a conversion price of $3.30 per share. In March 2012, the holder converted the full amount of the remaining indebtedness under the note, in exchange for 175,710 shares of the Company’s common stock, and the note was retired. During 2012, the Company received cash proceeds of approximately $609,000 from the exercise of warrants. In addition, in October 2012, the Company sold 833,651 shares of common stock for net proceeds of approximately $2,500,000 in a private placement of equity.

Operating Cash Flow – During 2012, the Company used approximately $3,163,000 of cash for operations, a 49% increase from the Company’s use of cash for operations during 2011, which generally reflect the increase in net loss caused by the approximately $768,000 of professional fees incurred by the Company during 2012 related to its pending Merger with Lexington, along with a difference in the timing of cash flows from accounts receivables between 2012 and 2011, which resulted in an approximately $1,229,000 decrease in operating cash flow in 2012.

Investing Cash Flow - During 2012, the Company used approximately $245,000 on equipment additions across all of its divisions, and approximately $114,000 of legal and consulting costs which were capitalized as patent assets.

Financing Cash Flows - During 2012, the Company raised approximately $5.8 million from the sale of equity in two private placements, as described above, and from the exercise of warrants made by certain holders. In addition, the Company made scheduled debt and capitalized lease payments during 2012 of approximately $597,000 and paid down the balance of its packaging division’s revolving line of credit by approximately $525,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2012 or 2011 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2012 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, stock based compensation valuations, the valuation of intangible assets, and allocation of assets in business combinations. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Fixed assets are carried at cost. Depreciation is computed over the estimated useful life of five to thirty-nine years using the straight-line depreciation method. Leasehold improvements are amortized over the shorter of their useful life or the lease term. Intangible assets consist primarily of royalty rights, contractual rights, customer list, and patent acquisition, application and defense costs. Amortization is computed over the estimated useful life of five to twenty years using the straight-line depreciation method. For patent related assets, the remaining legal life of the patent is used as the estimate useful life unless circumstances determine that the useful life will be less than the legal life. Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company performed the annual assessment and has determined that no impairment is necessary during the years ended December 31, 2012 and 2011.

Other Intangible Assets

Other intangible assets consists of costs associated with the application, and acquisition of the Company’s patents and contractual rights to patents and trade secrets associated with the Company’s technologies, a non-exclusive licensing agreement, and customer lists obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. The Company amortizes its other intangible assets over their estimated useful lives. Patents are amortized over the remaining legal life, up to 20 years. Intangible asset amortization expense is generally classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

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

Share-Based Payments

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes-Merton model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model that uses the assumptions noted in the following table for the years ended December 31.

	2012		2011

Volatility	61.2%		55.0%
Expected option term	3.0	years	4.7	years
Risk-free interest rate	0.6%		2.1%
Expected forfeiture rate	0.0%		0.0%
Expected dividend yield	0.0%		0.0%

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. FASB ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis and a valuation allowance is provided or released, as necessary. Since the Company has cumulative losses in recent years, the accounting guidance suggest that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2012 and 2011, the Company has elected to record a valuation allowance to reduce net deferred tax assets to zero.

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

Derivative Instruments- The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive income and other liabilities at December 31, 2012, was approximately $128,000 ($111,000- December 31, 2011).

The Company has notional amounts of approximately $1,821,000 as of December 31, 2012 on its interest rate swap agreements for its Citizens Bank debt. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$650,000	3.96%	5.70%	February 1, 2015
$1,170,831	3.36%	5.87%	August 30, 2021

The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes-Merton binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. Future changes in the fair value of the derivatives liabilities, if any, will be recorded in the statement of operations as gains or losses from derivative liabilities. The derivative liability resulting from the warrant and later investment is classified as a Level 3 measurement.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012 for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. Currently, the adoption of this standard will only impact the change in the Company’s interest rate swap, and is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 6, 2013

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2012	2011

ASSETS

Current assets:
Cash	$1,887,163	$717,679
Accounts receivable, net of allowance of $60,000 ($76,000- 2011)	2,123,019	1,595,750
Inventory	817,685	783,442
Prepaid expenses and other current assets	290,402	95,399

Total current assets	5,118,269	3,192,270

Property, plant and equipment, net	3,723,908	4,019,829
Other assets	232,815	244,356
Goodwill	3,322,799	3,322,799
Other intangible assets, net	1,852,677	2,043,212

Total assets	$14,250,468	$12,822,466

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,417,460	$1,666,963
Accrued expenses and other current liabilities	1,218,534	1,142,629
Revolving lines of credit	238,240	763,736
Short-term loan from related party	-	150,000
Current portion of long-term debt	908,744	460,598
Current portion of capital lease obligations	4,710	88,172

Total current liabilities	3,787,688	4,272,098

Long-term debt, net of unamortized discount of $44,000 ($88,000-2011)	1,483,676	2,819,783
Interest rate swap hedging liabilities	127,883	110,688
Deferred tax liability	127,675	108,727
Capital lease obligations	-	11,133

Commitments and contingencies (see Note 11)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 21,705,969 shares issued and outstanding (19,513,132 in 2011)	434,118	390,262
Additional paid-in capital	55,872,917	48,395,241
Accumulated other comprehensive loss	(127,883)	(110,688)
Accumulated deficit	(47,455,606)	(43,174,778)

Total stockholders' equity	8,723,546	5,500,037

Total liabilities and stockholders' equity	$14,250,468	$12,822,466

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2012	2011
Revenue
Printing	$2,894,913	$3,227,457
Packaging	9,428,401	5,940,077
Plastic IDs and cards	2,966,374	2,769,085
Licensing and digital solutions	1,825,582	1,446,985

Total revenue	17,115,270	13,383,604

Costs of revenue
Printing	2,014,422	2,928,410
Packaging	7,267,404	4,430,860
Plastic IDs and cards	1,747,766	1,698,439
Licensing and digital solutions	357,596	154,016

Total costs of revenue	11,387,188	9,211,725

Gross profit	5,728,082	4,171,879

Operating expenses:
Selling, general and administrative	8,706,501	7,075,822
Research and development	491,402	285,450
Amortization of intangibles	304,104	284,716

Operating expenses	9,502,007	7,645,988

Operating loss	(3,773,925)	(3,474,109)

Other income (expense):
Change in fair value of derivative liability	-	360,922
Interest expense	(228,139)	(259,142)
Amortizaton of note discount	(259,816)	-

Loss before income taxes	(4,261,880)	(3,372,329)

Income tax (benefit) expense, net	18,948	(150,183)

Net loss	$(4,280,828)	$(3,222,146)

Other comprehensive loss:
Interest rate swap loss	(17,195)	(84,854)

Comprehensive loss	$(4,298,023)	$(3,307,000)

Net loss per share -basic and diluted:	$(0.21)	$(0.17)

Weighted average common shares outstanding, basic and diluted	20,828,149	19,454,046

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2012	2011
Cash flows from operating activities:
Net loss	$(4,280,828)	$(3,222,146)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	845,137	766,977
Stock based compensation	846,705	398,090
Amortization of note discount	259,816	-
Change in fair value of derivative liability	-	(360,922)
Change in deferred tax provision	18,948	(150,183)
(Increase) decrease in assets:
Accounts receivable	(527,269)	701,482
Inventory	(34,243)	(182,083)
Prepaid expenses and other assets	(117,951)	112,911
Increase (decrease) in liabilities:
Accounts payable	(249,503)	(229,528)
Accrued expenses and other liabilities	75,905	40,897
Net cash used by operating activities	(3,163,283)	(2,124,505)

Cash flows from investing activities:
Purchase of property, plant and equipment	(245,112)	(523,596)
Purchase of other intangible assets	(113,569)	(72,069)
Acquisition of business	-	61,995
Net cash used by investing activities	(358,681)	(533,670)

Cash flows from financing activities:
Net payments on revolving lines of credit	(525,496)	(90,256)
Payment of short-term loan from related party	(150,000)	-
Payments of long-term debt	(352,350)	(359,399)
Payments of capital lease obligations	(94,595)	(88,003)
Issuance of common stock, net of issuance costs	5,813,889	(173,062)
Net cash provided (used) by financing activities	4,691,448	(710,720)

Net increase (decrease) in cash	1,169,484	(3,368,895)
Cash beginning of period	717,679	4,086,574

Cash end of period	$1,887,163	$717,679

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	in Capital	Income	Deficit	Total

Balance, December 31, 2010	19,391,319	$387,825	$44,178,569	$(25,834)	$(39,952,632)	$4,587,928

Issuance of common stock, net	39,461	789	66,146	-	-	66,935
Issuance of common stock for acquisition of ExtraDev, Inc.	82,352	1,648	272,585	-	-	274,233
Stock based payments, net of tax effect			283,565	-	-	283,565
Beneficial conversion feature			88,462	-		88,462
Other comprehensive loss				(84,854)	-	(84,854)
Elimination of derivative liabilities			3,505,914	-	-	3,505,914
Net Loss				-	(3,222,146)	(3,222,146)

Balance, December 31, 2011	19,513,132	$390,262	$48,395,241	$(110,688)	$(43,174,778)	$5,500,037

Issuance of common stock, net	2,017,127	40,342	5,773,547	-	-	5,813,889
Stock based payments, net of tax effect			912,216	-	-	912,216
Conversion of debt	175,710	3,514	576,329			579,843
Beneficial conversion feature			215,584	-		215,584
Other comprehensive loss				(17,195)	-	(17,195)
Net Loss				-	(4,280,828)	(4,280,828)

Balance, December 31, 2012	21,705,969	$434,118	$55,872,917	$(127,883)	$(47,455,606)	$8,723,546

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

On October 1, 2012, DSS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lexington Technology Group Inc., (“Lexington”) pursuant to which a wholly-owned subsidiary of DSS will merge with and into Lexington, with Lexington surviving the merger as a wholly-owned subsidiary of DSS (the “Merger”). Defined terms contained in the descriptions of the Merger which follow shall have the meanings described to them in the Merger Agreement, filed with the Securities and Exchange Commission on October 4, 2012.

Assuming the Merger had been completed on December 31, 2012, the following aggregate number of DSS securities would have been issued in the Merger to the holders of Lexington Common Stock and Preferred Stock:

•	19,990,559 shares of DSS Common Stock;

•	7,100,000 shares of DSS Common Stock to be held in escrow;

•	up to 500,000 shares of DSS Common Stock if Lexington’s cash balance exceeds $7.5 million to a maximum of $9.0 million at the effective time of the Merger;

•	up to 4,859,894 Warrants with an exercise price of $4.80 per share that are exercisable for an aggregate of 4,859,894 shares of DSS Common Stock;

•	additional shares of DSS convertible preferred stock, or warrants with an exercise price of $.02 per share if the proposal to authorize DSS Preferred Stock is not approved by DSS stockholders, to any Lexington preferred stockholder that would beneficially own more than 9.99% of DSS Common Stock as a result of this Merger; and

•	for Lexington option holders only, 2,000,000 options to purchase DSS Common Stock in exchange for their options to purchase 3,600,000 shares of Lexington Common Stock.

Lexington is a private intellectual property monetization company that recently acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”). Lexington is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	customized technology solutions (such as applications for medical electronic health records),

•	strategic partnerships, and

•	litigation.

On October 3, 2012, Lexington, through its wholly-owned subsidiary, Bascom Research, initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research. The patents-in-suit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. Starting on December 12, 2012, the lawsuits were transferred to the United States District Court in the Northern District of California.

Immediately following the completion of the Merger, the former stockholders of Lexington are expected to own approximately 56% of the outstanding common and preferred stock (if approved, or $.02 Warrants) of the combined company (on a fully-diluted basis including options and warrants without taking into effect the Beneficial Ownership Condition) and the current stockholders of DSS are expected to own approximately 44% of the outstanding common stock and preferred stock of the combined company. These calculations exclude DSS Common Stock held by Lexington’s stockholders prior to the completion of the Merger. These percentages of ownership include the 7,100,000 shares held in escrow, which are eligible to be voted while in escrow.  If the Escrow Shares are terminated (which will be determined one year after the Effective Date), Lexington shareholders would own a 50%, with DSS shareholders owning 50% (on a fully-diluted basis including options and warrants without taking into effect the Beneficial Ownership Condition).

We have expended significant effort and management attention on the proposed Merger transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the Merger transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. For accounting purposes, based on our preliminary assessment, Lexington was identified as the “acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, Lexington’s assets and liabilities will be presented at its pre-combination amounts, and our assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. However, the assumptions used for this assessment may change which could result in DSS being identified as the accounting “acquirer” on date of the Merger. The Company has filed a Form S-4 Registration Statement with the SEC regarding the proposed Merger. The Merger requires approval by the stockholders of both Lexington and DSS, and if approved, we currently estimate that the Merger will close sometime during the first half of 2013.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security System and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase the Company’s common stock, valuation of derivative liabilities arising from issuances of common stock and associated warrants and other rights to acquire common stock in the future, deferred revenue and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company engages third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions and the determination of the fair value of derivative liabilities.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2012, the Company established a reserve for doubtful accounts of approximately $60,000 ($76,000 – 2011). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2012 was approximately $541,000 ($482,000 - 2011).

Business Combinations - Business combinations and non-controlling interests are recorded in accordance with the Business Combination Topic of the FASB ASC. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. Under the guidance, all acquisition costs are expensed as incurred. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company performed the annual assessment and has determined that no impairment is necessary during the years ended December 31, 2012 and 2011.

Other Intangible Assets and Patent Application Costs– Other intangible assets consists of costs associated with the application, acquisition of patents and contractual rights to patents and trade secrets associated with the Company’s technologies, customer lists and non-compete agreements obtained as a result of acquisitions. The Company’s patents and trade secrets are generally for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

Impairment of Long Lived Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company deemed there was no impairment of long-lived assets during the years ended December 31, 2012 and 2011.

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s convertible note payable is recorded at its face amount, net of an unamortized discount for a beneficial conversion feature and has an estimated fair value of approximately $565,000 ($663,000 - December 31, 2011) based on the underlying shares the note can be converted into at the trading price on December 31, 2012. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input.

Derivative Instruments- The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans (See Note 6). These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to these cash flow hedges recorded in accumulated other comprehensive income and other liabilities at December 31, 2012, was approximately $128,000. ($111,000- December 31, 2011).

The Company has notional amounts of approximately $1,821,000 as of December 31, 2012 on its interest rate swap agreements for its Citizens Bank debt. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$650,000	3.96%	5.70%	February 1, 2015
$1,170,831	3.36%	5.865%	August 30, 2021

The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes-Merton or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. Future changes in the fair value of the derivatives liabilities, if any, will be recorded in the statement of operations as gains or losses from derivative liabilities. The derivative liability resulting from the warrant and later investment is classified as a Level 3 measurement.

Conventional Convertible Debt - When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument are first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants. The Company records a BCF as a debt discount pursuant to FASB ASC Topic 470-20. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Advertising Costs– Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were $83,000 in 2012 ($70,000 – 2011).

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

For the years ended December 31, 2012 and 2011, there were up to 4,614,784 and 3,205,693, respectively, of shares potentially issuable under convertible debt agreements, options, warrants and restricted stock agreements that could potentially dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective years.

Comprehensive Loss -Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the years ended December 31, 2012 and 2011.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2012, one customer accounted for 29% of the Company’s consolidated revenue. As of December 31, 2012, this customer accounted for 21% of the Company’s trade accounts receivable balance. During 2011, this customer accounted for 19% of the Company’s consolidated revenue. As of December 31, 2011, this customer accounted for 18% of the Company’s trade accounts receivable balance.

Recent Accounting Pronouncements –

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012 for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. Currently, the adoption of this standard will only impact the change in the Company’s interest rate swap, and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3. – INVENTORY

Inventory consisted of the following at December 31:

	2012	2011

Finished Goods	$270,776	$421,965
Work in process	101,694	73,669
Raw Materials	445,215	287,808

	$817,685	$783,442

NOTE 4. - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following at December 31:

		2012		2011
	Estimated Useful Life	Purchased	Under Capital Leases	Purchased	Under Capital Leases

Machinery & equipment	5-7 years	$3,435,509	$63,000	$2,943,401	$369,114
Building	39 years	1,345,523	-	1,345,523	-
Land		185,000	-	185,000	-
Leasehold improvements	up to 13 years (1)	765,425	-	741,919	-
Furniture & fixtures	7 years	135,854	-	104,709	-
Software & websites	3 years	359,308	-	356,125	-

Total cost		$6,226,619	$63,000	$5,676,677	$369,114
Less accumulated depreciation		2,516,711	49,000	1,822,506	203,456

Property, plant, and equipment, net		$3,709,908	$14,000	$3,854,171	$165,658

(1) Expiration of lease term

NOTE 5. - INTANGIBLE ASSETS

Goodwill - The Company performs an annual fair value test of the recorded goodwill for its reporting units using a discounted cash flow and capitalization of earnings approach. As of December 31, 2012, the Company had goodwill of approximately $3,323,000 ($3,323,000 December 31, 2011) attributable to the Company’s printing division ($631,000) , packaging division ($1,768,000), plastics division ($685,000) and digital division ($239,000).

Other Intangible Assets - Other intangible assets are comprised of the following at December 31:

		2012			2011
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,405,300	$1,243,865	$1,161,435	$2,405,300	$999,761	$1,405,539
Patent application costs	Varied (1)	956,714	265,472	691,242	843,145	205,472	637,673

		$3,362,014	$1,509,337	$1,852,677	$3,248,445	$1,205,233	$2,043,212

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of December 31, 2012 the weighted average remaining useful life of these assets in service was 10 years.

Actual amortization expense for the years ended December 31, 2012 amounted to approximately $304,000 ($285,000 -2011). Expected amortization for each of the next five years is as follows:

2013	299,325
2014	299,325
2015	214,158
2016	179,625
2017	167,125
Thereafter	693,119
$1,852,677

Acquired Intangible Assets – Acquired intangibles are recorded by the Company in conjunction with business combinations. In May 2011, the Company acquired intangible assets associated with its acquisition of ExtraDev as described in Note 8. The Company valued these intangible assets at $408,000 which consist of a customer list, amortized over the expected life of 10 years, and a non-compete agreement, amortized over the expected life of 5 years.

Patent Application Costs - On an ongoing basis, the Company submits formal and provisional patent applications with the United States, Canada and countries included in the Patent Cooperation Treaty (PCT). The Company capitalizes these costs and amortizes them over the patents’ estimated useful life.

NOTE 6. – SHORT TERM AND LONG TERM DEBT

Revolving Credit Lines- On February 12, 2010, the Company entered into a Credit Facility Agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging (“Premier”).   The revolving line of credit is accessible by Premier subject to certain terms, scheduled to mature on May 31, 2013 and is payable in monthly installments of interest. Interest accrues at 1 Month LIBOR plus 3.75% (3.96% at December 31, 2012).   The Second Credit Facility Agreement dated July 26, 2011 provides for a revolving line of credit up to $1,000,000 to Premier and eliminated the “borrowing base” component of the Original Revolving Note. As of December 31, 2012, the revolving line had a net balance of $194,680, net of the sweep account of $349,976 ($669,785 -2011).

On May 12, 2011, in conjunction with the Company’s acquisition of ExtraDev, the Company assumed revolving credit lines and open credit card accounts totaling approximately $239,000, comprising of a $100,000 revolving line of credit with a bank at 4.75% with an outstanding balance of $63,000, a $100,000 revolving line of credit with a bank at 8.09% with an outstanding balance of $86,000, and various credits cards with an aggregate outstanding balance of approximately $90,000. The line of credit with the $86,000 balance was paid in full during the year ended December 31, 2011 and the line of credit was closed. All of the credit lines are secured by personal guarantees of the former ExtraDev owners. In accordance with the purchase agreement with ExtraDev, the Company committed to paying these balances within 90 days of acquisition. In August 2011, the Company reached an informal agreement with the former owners of ExtraDev whereas the Company would make monthly payments against the balances of these accounts of at least $25,000 in order to pay-down these liabilities. As of December 31, 2012, the aggregate balance of the ExtraDev credit lines was $43,560 ($93,951 –December 31, 2011).

Short-Term Loan from Related Party - In August 2011, the Company issued a promissory note (the “DSS Note”) to Bzdick Properties, LLC (“Bzdick Properties”) in connection with the purchase of the Premier real estate, totaling $150,000. One of the members of Bzdick Properties is Robert Bzdick, who also serves as a Chief Executive Officer of the Company. The DSS Note accrued interest at a rate of 9.5% per annum and permitted prepayment of principal without penalty. The DSS Note called for interest only payments during its term with a balloon payment due at the scheduled maturity date of March 31, 2012. The DSS Note was secured by a guaranty agreement running from Premier to Bzdick Properties and was subordinated to the Citizens Bank loan documents. The DSS Note was paid off in full on March 23, 2012 ($150,000 - December 31, 2011). Interest expense on the short-term loan from related party amounted to $3,240 in 2012 ($5,973 -2011).

Long-Term Debt - On December 9, 2009, the Company entered into a $575,000 promissory note with an accredited investor (“Note”) that matured November 24, 2012 and accrued interest at 10% annually, payable quarterly.   The Note was secured by the assets of the Company’s wholly owned subsidiary, Secuprint Inc. (a/k/a DSS Printing Group).   Under the terms of the Note, the Company was required to comply with various covenants. On December 30, 2011, the Company refinanced this Note with a Convertible Note which matures on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly in arrears. The Convertible Note for $575,000 can be converted at any time during the term at Lender’s option into a total of 260,180 of the Company’s common stock at $2.21 per share. In conjunction with the Convertible Note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000 which was recorded as a debt discount and is amortized over the term of the Note. Unamortized debt discount amounted to approximately $44,000 as of December 31, 2012 ($88,000 –December 31, 2011). The Note is secured by all of the assets (excluding assets leased) of Secuprint and is subject to various events of default. As of December 31, 2012, the balance of the Convertible Note was $575,000 ($575,000- December 31, 2011).

On February 12, 2010, in conjunction with the Credit Facility Agreement, the Company entered into a term loan with Citizens Bank for $1,500,000.   The proceeds of the term loan were used to partially satisfy the purchase price of Premier. The $1,500,000 term loan was scheduled to mature on March 1, 2013 and was payable in 35 monthly payments of $25,000 plus interest commencing March 1, 2010 and a payment of $625,000 on the 36 month.  Interest was accruing at 1 Month LIBOR plus 3.75%. The Company subsequently entered into an interest rate swap agreement (See Note 2) to lock into a 5.6% effective interest over the life of the term loan. On July 26, 2011, the Company entered into the Second Credit Facility Agreement for the purpose of amending the Original Credit Facility Agreement. The Second Credit Facility Agreement provides for an amended loan of $1,075,000 to Premier. The Company subsequently amended the interest rate swap agreement to lock into a 5.7% effective interest over the life of the amended loan. The effect of the Second Credit Facility Agreement was the extension of the payment term of the Original Note to February 1, 2015 and the elimination of the $625,000 balloon payment originally due on July 1, 2013 under the Original Note in favor of monthly payments of $25,000 through maturity. As of December 31, 2012, the balance of the Note was approximately $650,000 ($950,000 -2011).

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

The purchase price for the Real Estate was $1,500,000. The purchase price consisted of a $150,000 cash down payment, a $150,000 subordinated promissory note (the “DSS Note”) from DSS to Bzdick Properties, and a $1,200,000 loan obtained by Premier from Citizens Bank. The Citizens loan documents for the Real Estate transaction consisted of a Promissory Note (the “Citizens Promissory Note”), an Amended and Restated Promissory Note (the “Citizens Amended and Restated Note”), a Mortgage and Security Agreement (the “Citizens Mortgage”), a Consolidation, Modification and Extension Agreement (the “Citizens Consolidation”), a Guaranty Agreement (the “Citizens Guaranty”) and an Indemnity Agreement (the “Citizens Indemnity”), each executed on August 30, 2011. Monthly payments of principal and interest in the amount of $7,658 and interest of 1 month LIBOR plus 3.15% (3.36% at December 31, 2012) are due under the Citizens Amended and Restated Note. Concurrently with the transaction, the Company entered into an interest rate swap agreement (See Note 2) to lock into a 5.865% effective interest rate for the life of the loan.  The Citizens Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of December 31, 2012, the Citizens Promissory Note had a balance of $1,170,831 ($1,192,914 –December 31, 2011).

Term Note - On October 8, 2010, the Company amended the Credit Facility Agreement with Citizens Bank to add a Standby Term Loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the Standby Term Loan Note was converted into a Term Note payable in monthly installments of $887 plus interest of 1 month LIBOR plus 3.00% (3.21% at December 31, 2012) over 5 years and matures November 1, 2016. As of December 31, 2012, the balance under this Note was $40,819 ($51,467 at December 31, 2011).

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

A summary of scheduled principal payments of notes payable and long-term debt, not including revolving lines of credit, subsequent to December 31, 2012 are as follows:

2013	908,744
2014	335,166
2015	86,673
2016	37,947
2017	29,676
Thereafter	1,038,444
2,436,650

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

Derivative Liabilities -The financial instruments issued to Fletcher on December 31, 2010 had down-round and anti-dilution provisions as of December 31, 2010, which were considered a derivative liability recorded at fair value. The down-round provisions resulted in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company recognized the derivative liability at the fair value at inception and on each reporting date. The derivative liabilities were considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the Company’s future activities and the Company’s stock prices and historical volatility as inputs. To determine the fair value of the various components of the Fletcher investments, the Company selected the binomial option model and the Monte Carlo Simulation to model the financial characteristics of the various components. The derivative liabilities were recorded in the consolidated balance sheet as of December 31, 2010 at a fair value of $3,866,836.

On February 18, 2011and March 14, 2011, the Company entered into amendments with Fletcher for the purpose of modifying the terms of the previous agreement entered into between the Company and Fletcher on December 31, 2010. As a result of the amendments, the down-round and anti-dilution provisions were eliminated; therefore, the Company determined that the derivative liabilities that existed under the terms of the original agreement no longer existed. As a result, the Company determined the fair value of the derivative liability financial instruments as of the modification date of February 18, 2011 and recorded the change in fair value of the derivative liabilities since December 31, 2010 amounting to $360,922 which is reflected in the statement of operations. With the elimination of the derivative liability provision, the Company re-classed the fair value of the financial instruments amounting to $3,505,914 from derivative liability to additional paid in capital.

The table below provides a reconciliation of the beginning and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3). There were no assets or liabilities as of December 31, 2011 and 2012 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liability

Balance, December 31, 2010	$3,866,836
Change in fair value	(360,922)
Reclass to equity on date of amendment that eliminated derivative liabilities to net proceeds	(3,505,914)
Balance, December 31, 2011	$-

Stock Warrants - From time to time, the Company issues warrants in conjunction with the sale of its common stock in private placements, and to certain consultants for services. During 2011, the Company did not issue any warrants. On February 20, 2012, the Company and ipCapital Group, Inc. (“ipCapital”) entered into an engagement letter (the “ipCapital Engagement Letter”) for the provision of certain IP strategic consulting services by ipCapital for the 2012 calendar year (the “Services”). The managing director and 42% owner of ipCapital, John Cronin, is also a director of the Company. Fees for services were approximately $320,000 in 2012. In addition the Company issued ipCapital a five-year warrant (the “Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.62 per share (the “Warrant Stock”). The Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Issuance Date. The warrant is valued using the Black Scholes Merton option pricing model at each reporting period through the earlier of the completion of services or the expiration of the service term. The warrant was valued at approximately $58,000 as of December 31, 2012. In addition, on February 20, 2012, the Company entered into a second consulting arrangement with ipCapital (the “ipCapital Consulting Agreement”) for which ipCapital will provide strategic advice to the Company’s senior management team on the development of the Company’s Digital Group infrastructure and cloud computing business strategy. The ipCapital Consulting Agreement has a three year term. As ipCapital’s sole source of compensation under the ipCapital Consulting Agreement, the Company issued ipCapital a five-year warrant (the “Consulting Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share (the “Consulting Warrant Stock”). The Consulting Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Consulting Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Consulting Warrant Issuance Date. The warrant is valued using the Black Scholes-Merton option pricing model at each reporting period through the requisite service period, in this case the vesting period. The warrant was valued at approximately $119,000 as of December 31, 2012.

Also, on February 20, 2012, the Company entered into consulting arrangement with Century Media Group for the provision of investor relations services. As compensation Century Media Group will receive a fee of $10,000 per month for the one year term, plus the Company issued Century Media Group a 14-month warrant (the “Century Media Warrant”) to purchase up to 250,000 shares of the Company’s common stock at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 shares subject to the Century Media Warrant. The Century Media Warrant vested in full on the date of issuance. The Company calculated the fair value of the warrant at approximately $248,000, using the Black Scholes-Merton option pricing model. Expense for consulting services is being recorded over the 12-month service term. On January 21, 2013 the Company cancelled the February 2012 warrant and issued Century Media Group a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant immediately vested and carries a term of two years. The February 2012 Warrant was issued as partial consideration for a one-year investor relations consulting agreement previously entered into between the Company and Century Media on February 20, 2012 (the “Century Media Consulting Agreement”). The Century Media Consulting agreement automatically expired on its stated termination date of February 20, 2013.

During 2012, a total of 215,734 shares of common stock were issued by the Company upon the exercise of warrants in exchange for aggregate proceeds of approximately $609,000.

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2012 and 2011 and activity during the years then ended:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	1,533,892	$5.19	1,933,010	$6.21
Granted during the year	1,091,934	4.00	-	-
Exercised	(215,734)	2.82	(71,896)	2.65
Lapsed	(154,400)	12.53	(327,222)	11.75

Outstanding at December 31	2,255,692	$4.34	1,533,892	$5.19

Exercisable at December 31	2,055,692	$4.32	1,533,892	$5.19

Weighted average months remaining		46.5		57.8

Stock Options - The Company has two stock-based compensation plans. The 2004 Employees’ Stock Option Plan (the “2004 Plan”) provides for the issuance of up to a total of 3,400,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees and consultants. Under the terms of the 2004 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). The exercise price for options granted under the Director Plan can be no less than 100% of the fair market value of the Common Stock on the date of grant. The Non-Executive Director Stock Option Plan (the “Director Plan”) provides for the issuance of up to a total of 500,000 shares of common stock authorized to be issued for options grants for non-executive directors and advisors. Under the terms of the Director Plan, an option to purchase (a) 5,000 shares of our common stock shall be granted to each non-executive director upon joining the Board of Directors and (b) 5,000 shares of our common stock plus an additional 1,000 shares of our common stock for each year that the applicable director has served on the Board of Directors, up to a maximum of 10,000 shares per year shall be granted to each non-executive director thereafter on January 2nd of each year; provided that any non-executive director who has not served as a director for the entire year immediately prior to January 2nd shall receive a pro rata number of options based on the time the director has served in such capacity during the previous year. Both Plans were adopted by the Company’s shareholders. Generally, the Company issues employee options that vest over three years and expire after five years and issues director options that vest over one year and expire over five years.

On July 30, 2012, the Company issued as compensation to a consultant a five-year option to purchase 45,000 shares of the Company’s common stock at an exercise price of $4.00. One-third of the option vested on July 30, 2012, one-third of the option will vest on July 30, 2013, and the remaining one-third will vest on July 30, 2014. The Company valued the option at approximately $92,000 using the Black-Scholes-Merton option pricing model and will expense it in accordance with the service period. The initial one-third of the options vested were valued at approximately $31, 000 and the remaining two-thirds options were valued as of December 31, 2012 at approximately $21,000.

Stock-Based Compensation – The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the year ended December 31, 2012, the Company had stock compensation expense of approximately $847,000 or $0.04 per share ($399,000 or $0.02 per share -2011). As of December 31, 2012, there was approximately $1,103,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans which the Company expects to recognize compensation costs over the weighted average period of 2.75 years.

The following is a summary with respect to options outstanding at December 31, 2012 and 2011 and activity during the years then ended:

	2004 Employee Plan			Non-Executive Director Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at December 31, 2010	673,500	5.66		157,000	$5.61
Granted	692,648	4.24		40,000	5.52
Exercised	(10,000)	4.00		-	-
Forfeited	(187,500)	9.73		(20,000)	12.65
Outstanding at December 31, 2011:	1,168,648	4.18		177,000	4.79
Granted	885,000	3.46		155,000	2.98
Exercised	-	-		-	-
Forfeited	(328,500)	4.44		(20,000)	11.10
Outstanding at December 31, 2012:	1,725,148	3.80	3.4	312,000	3.49	3.1
Exercisable at December 31, 2012:	485,262	4.02	2.5	165,333	3.94	1.7

Aggregate Intrinsic Value of outstanding options at December 31, 2012
	$-			$12,400
Aggregate Intrinsic Value of exercisable options at December 31, 2012
	$-			$12,400

Included in these amounts are earn-out options issued to the previous owners of ExtraDev with a contractual term of 5 years, to purchase an aggregate of 450,000 shares of common stock at an exercise price of $4.50 per share that will be vested if the Company’s Digital division achieves certain annual revenue targets by the end of fiscal year 2016. The fair value of the earn-out options amounted to $594,000. If the annual revenue targets are met or are deemed probable to occur, then the Company will record stock based compensation expense. As of December 31, 2012 vesting is considered remote. All options granted to the owners of ExtraDev were classified as compensation for post combination services since the vesting of each grant is based on length of employment, with all unvested options forfeiting upon termination of employment, therefore, the fair value of these equity instruments was not considered a component of the purchase price of the ExtraDev acquisition.

The weighted-average grant date fair value of options granted during the year ended December 31, 2012 was $1.32 ($1.35 -2011). The aggregate grant date fair value of options that vested during the year was approximately $368,000 ($157,000 -2011). There were 10,000 options exercised on a cashless basis during 2011. There were no options exercised during 2012.

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

The following table shows our assumptions used to compute the share-based compensation expense for stock options and warrants granted during the years ended December 31, 2012 and 2011:

	2012	2011

Volatility	61.2%	55.0%
Expected option term	3.0 years	4.7 years
Risk-free interest rate	0.6%	2.1%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Restricted Stock Issued to Employees – Restricted common stock is issued under the 2004 Plan for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation Committee. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. The Company has no obligation to repurchase any restricted stock. During 2012, 25,000 restricted shares issued to an employee expired unvested. In addition, during 2012, the Company granted two restricted stock awards to an employee. The first award granted the employee 30,000 shares of common stock that vest ratably over four years and had a grant date fair value of $101,400. Expense related to the first grant was being recorded on a straight-line basis as shares were to vest. The second award granted the employee 100,000 shares of common stock that would vest in four tranches upon reaching net sales goals. The grant date fair value of the second award amounted to $338,000. In October 2012 the employee resigned and the restricted shares were forfeited unvested. The Company reversed expense recorded for the unvested restricted shares in the fourth quarter of 2012. As of December 31, 2012, there were no restricted shares issued to employees outstanding.

Restricted Stock Issued in Acquisition- In May 2011, the Company issued an aggregate of 82,352 restricted shares of the Company’s common stock, pursuant to the Company’s 2004 Employee Stock Option Plan, as amended, valued at $3.33 per share to the owners of ExtraDev, which the Company acquired. Such restricted stock vests in equal installments annually over four years. The restricted stock granted to the owners of ExtraDev was classified as consideration for the acquisition of ExtraDev at a fair value of approximately $274,000, which upon termination any unvested restricted stock shall immediately vest. One fourth of these shares vested during 2012.

The following is a summary of activity of restricted stock during the years ended at December 31, 2012 and 2011:

	Shares	Weighted- average Grant Date Fair Value

Restricted shares outstanding, December 31, 2010	45,000	$12.50

Restricted shares granted	82,352	3.33
Restricted shares vested	-	-
Restricted shares forfeited	(20,000)	12.50

Restricted shares outstanding, December 31, 2011	107,352	$5.46
Restricted shares granted	130,000	3.38
Restricted shares vested	(20,588)	3.33
Restricted shares forfeited	(155,000)	4.85

Restricted shares outstanding, December 31, 2012	61,764	$3.33

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

Set forth below is the unaudited pro-forma revenue, operating loss, net loss and loss per share of the Company as if ExtraDev had been acquired by the Company as of January 1, 2011. The Company’s revenue, operating loss, net loss and loss per share for the year ended December 31, 2012 as presented in the consolidated statement of operations and comprehensive loss includes ExtraDev for the entire year.

For the Year Ended December 31, 2011
(Unaudited)

Revenue	13,734,161
Net Loss	(3,183,326)
Basic and diluted loss per share	(0.16)

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

ExtraDev was a privately owned company founded in 1998 and headquartered in Rochester, NY.  ExtraDev provides data center centric solutions to businesses and governments.   The acquisition of ExtraDev is expected to enhance the Company’s digital security solutions capabilities, including the ability of the Company to offer its digital security products in a “cloud computing” format.  ExtraDev had approximately $837,000 in revenue for the year ended December 31, 2010 and lost $10,000 on a tax basis.   The acquisition did not create a significant subsidiary in accordance with the Securities and Exchange Commission Regulation S-X 210.1-2(w).  In 2011 after the date of acquisition, ExtraDev generated approximately $666,000 of revenue and experienced net loss of approximately $34,000.

NOTE 9. - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2012	2011
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(1,351,316)	(1,138,075)
State	(322,185)	(272,176)
Total deferred	(1,673,501)	(1,410,251)
Less increase in allowance	1,692,449	1,260,068
Net deferred	18,948	(150,183)
Total income tax provision (benefit)	$18,948	$(150,183)

Individual components of deferred taxes are as follows:

Deferred tax assets:	2012	2011
Net operating loss carry forwards	$14,079,414	$13,131,941
Equity issued for services	603,785	576,761
Other	422,998	144,172
Total	15,106,197	13,852,874
Less valuation allowance	(14,076,344)	(12,804,923)
Gross deferred tax assets	$1,029,853	$1,047,951

Deferred tax liabilities:
Goodwill and other intangibles	$234,822	$245,898
Depreciation and amortization	922,706	910,780
Gross deferred tax liabilities	$1,157,528	$1,156,678

Net deferred tax liabilities	$(127,675)	$(108,727)

During 2011, the Company acquired the stock of ExtraDev Inc. As part of the business combination, various intangible assets and equipment with fair market values of $408,000 and $85,000, respectively, were recorded along with a deferred tax liability of approximately $169,000. As a result of the business combination, the Company determined that its valuation allowance could be reduced by this amount.  In accordance with ASC 805 the Company recognized the related deferred tax benefit in the current year provision and not as a component of acquisition accounting.

The Company has approximately $37,700,000 in net operating loss carryforwards (“NOLs”) available to reduce future taxable income, of which $132,000 of the NOL will be allocated to contributed capital when subsequently realized. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance accordingly.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits available in net operating loss carryforwards but not reflected in deferred tax assets was approximately $1,019,000. These carryforwards expire at various dates from 2022 through 2030.  In addition, a portion of the valuation allowance amounting to approximately $436,000 will be recorded as a reduction to additional paid in capital in the event that it is determined that a valuation allowance is no longer considered necessary. Stock options granted by the Company in prior years as compensation for services were forfeited in 2012 which resulted in the reversal of $303,000 of deferred tax assets and a corresponding reduction of the valuation allowance.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2012	2011

Statutory United States federal rate	34.0%	34.0%
State income taxes net of federal benefit	5.0	4.6
Permanent diffeference	(0.8)	2.9
Other	1.0	(0.1)
Change in valuation reserves	(39.6)	(36.9)

Effective tax rate	(0.4)%	4.5%

At December 31, 2012 and 2011, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2009-2012 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 10. - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains qualified Employee savings plans (the “401(k) Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code which covers all employees. Employees generally become eligible to participate in the Plan immediately following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing July 1, 2011, the Company matched up to 1% of the employee’s earnings. The total matching contributions for 2012 were approximately $33,000 ($25,000 -2011).

NOTE 11. – COMMITMENTS AND CONTINGENCIES

Facilities – The Company’s corporate offices and digital division together occupy approximately 11,000 square feet of commercial office space at 28 East Main Street, Rochester, New York 14614 under a lease that expires in October 2015, at a rental rate of approximately $13,000 per month. The Plastics division leases approximately 25,000 square feet of commercial production and warehouse space for $23,000 per month in Brisbane, California under a lease that will expire in July 2014. The Printing division leases approximately 20,000 square foot of commercial production and warehouse space in Rochester, New York, for $7,100 per month, under a lease expiring in December 2013. The Digital division also leases data center space in Rochester, NY for $4,250 per month expiring in June 2014. On August 30, 2011, the Company purchased the building which houses its Packaging division, approximately 40,000 square feet of production and warehouse space located in Victor, New York, a suburb of Rochester, New York.

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

		Operating Leases
	Capital Leases	Equipment	Facilities	Total

Payments made in 2012	$94,595	$411,454	$497,097	$908,551
Future minimum lease commitments:
2013	4,832	295,088	573,735	868,823
2014	-	245,100	348,212	593,312
2015	-	228,300	133,048	361,348
2016	-	54,450	-	54,450
2017	-	-	-	-
Total future minimum lease commitments	$4,832	$822,938	$1,054,995	$1,877,933

Less amount representing interest	(122)
Present value of future minimum lease commitments	4,710
Less current portion	(4,710)

Long term portion	$-

Employment Agreements - The Company has employment agreements with five members of its management team with terms ranging from one to 5 years through February 2015. The agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2012, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $1,060,000.

On October 1, 2012, Patrick White (“White”), DSS’s former Chief Executive Officer, entered into a Consulting Agreement (the “White Consulting Agreement”), which was later amended as described below, and a Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement (the “White Confidentiality and Non-Compete Agreement”), both of which were to be effective on the date of the consummation of the Merger. Under the White Consulting Agreement, White’s existing employment agreement with the Company would be automatically terminated if the transactions contemplated under the Merger Agreement are not consummated and the Merger Agreement is terminated in accordance with its terms. Additionally, pursuant to the White Consulting Agreement, Mr. White agreed to provide consulting services to DSS for a period of two years following the consummation of the Merger (subject to early termination as provided in the White Consulting Agreement). DSS agreed to pay Mr. White a consulting fee equal to $170,000 per annum for the period from the consummation of the Merger through the first anniversary of the consummation of the Merger and a consulting fee equal to $140,000 per annum from the first anniversary of the consummation of the Merger through the second anniversary of the consummation of the Merger. Upon the consummation of the Merger, DSS was to pay to Mr. White a bonus equal to $40,000 and on September 21, 2012, DSS granted options to Mr. White to acquire 50,000 shares of DSS Common Stock at an exercise price of $4.26 per share, which options were to vest in full on the first anniversary of the consummation of the Merger. DSS will also reimburse Mr. White for all ordinary and necessary reasonable business expenses he incurs in connection with providing services to DSS under the White Consulting Agreement. The two-year consulting period will cease if (i) DSS terminates the White Consulting Agreement for Cause (as defined in the White Consulting Agreement); or (ii) Mr. White gives written notice to DSS, and, in each case, no future compensation will be payable after the consulting period terminates. On November 15, 2012, Patrick White (“White”), Chief Executive Officer of Document Security Systems, Inc. (the “Company”), and the Company, executed a letter (the “Employment Termination Letter”) terminating White’s employment agreement with the Company, dated June 12, 2004 and his employment as Chief Executive Officer, effective on December 1, 2012, and further providing that White will resign as a director of the Company, also effective on December 1, 2012. In conjunction with the Employment Termination Letter, the Company and White entered into an Amended Consulting Agreement (the “White Amended Consulting Agreement”) and a second Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement (the “Second White Confidentiality and Non-Compete Agreement”), both dated November 15, 2012, and both having an effective date of December 1, 2012. The White Amended Consulting Agreement replaces the consulting agreement previously entered into between the Company and White, dated October 1, 2012. The term of the White Amended Consulting Agreement will run from December 1, 2012 until March 1, 2015. Pursuant to the White Amended Consulting Agreement, White will provide consulting services to the Company as requested by the Company’s CEO, up to a maximum of 60 hours per month. As consideration for the performance of the consulting services, White shall be paid the sum of $14,167 per month for the 15 month period dating from December 1, 2012 through February 28, 2014 and, thereafter, White will be paid the sum of $11,667 per month for the remaining 12 months of the consulting term. In addition to the above-described monthly payments, White will be paid a bonus of $40,000 on or before December 7, 2012 and, on September 21, 2012, White was granted options to acquire 50,000 shares of the Company’s common stock at an exercise price of $4.26 per share. On November 19, 2012, the Board of Directors of DSS (i) cancelled options to purchase 50,000 shares of DSS common stock at an exercise price of $4.26 per share that were granted to Mr. White on September 21, 2012, and (ii) granted to Mr. White options to purchase 50,000 shares of DSS common stock at an exercise price of $3.00 per share exercisable until September 21, 2017. These options will vest in full on the one year anniversary of the date of the closing of the Merger.

On October 1, 2012, and the Company entered into a letter agreement with Philip Jones which will be effective on the date of the consummation of the Merger. Under the Jones Letter Agreement, upon termination of Mr. Jones’s employment for any reason by DSS, DSS will pay to Mr. Jones his current base salary following the date of his termination, payable in equal biweekly installments in accordance with DSS’s regular payroll practices, for an additional 12 months. On November 19, 2012, the Board of Directors of DSS (i) cancelled options to purchase 25,000 shares of DSS common stock at an exercise price of $4.26 per share that were granted to Phillip Jones, the Chief Financial Officer of DSS, on September 21, 2012, and (ii) granted to Mr. Jones options to purchase 100,000 shares of DSS common stock at an exercise price of $3.00 per share exercisable until September 21, 2017. These options will vest ratably over 12 calendar quarters, commencing on November 19, 2012.

On October 1, 2012, the Company also entered into Amendment No. 1 to Employment Agreement with Robert Bzdick (the “Bzdick Amendment”) which amended certain terms and provisions of his Employment Agreement, effective as of February 12, 2010, (as amended, the “Bzdick Employment Agreement”). The Bzdick Amendment will be effective on the date of the consummation of the Merger. Pursuant to the Bzdick Amendment, among other things, (i) the term of the Bzdick Employment Agreement is reduced from February 12, 2015 to December 31, 2014, which agreement shall be renewed automatically for a succeeding period of five years on the same terms and conditions as set forth therein, unless either party, at least 90 days prior to the expiration of the term of the Bzdick Employment Agreement, provides written notice to the other party of its intention not to renew the Bzdick Employment Agreement; (ii) if DSS elects not to renew the initial term of the Bzdick Employment Agreement, DSS will pay Mr. Bzdick $300,000, which shall be payable as follows: $100,000 on the first anniversary of such non-renewal, and $50,000 on each of the second through fifth anniversaries after such non-renewal; and (iii) Mr. Bzdick’s salary is decreased from $240,000 to $200,000. Upon the consummation of the Merger, DSS will pay to Mr. Bzdick a bonus equal to $50,000 and on September 21, 2012, DSS granted options to Mr. Bzdick to acquire 150,000 shares of DSS common stock at an exercise price of $4.26 per share, which options will vest in full upon the consummation of the Merger. On November 19, 2012, the Board of Directors of DSS (i) cancelled options to purchase 150,000 shares of DSS common stock at an exercise price of $4.26 per share that were granted to Robert Bzdick, the Chief Operating Officer of DSS, on September 21, 2012, and (ii) granted to Mr. Bzdick options to purchase 150,000 shares of DSS common stock at an exercise price of $3.00 per share exercisable until September 21, 2017. These options will vest in full upon closing of the Merger. Additionally on November 19, 2012, the Board of Directors of DSS granted to Mr. Bzdick options to purchase 100,000 shares of DSS common stock at an exercise price of $3.00 per share, exercisable until September 21, 2017. These options will vest ratably over 12 calendar quarters, commencing on November 19, 2012.

Related Party Consulting Payments - During the year ended December 31, 2012, the Company paid approximately $54,000 in consulting fees to Patrick White, its former CEO, under a consulting agreement that will expire in March 2015. During the year ended December 31, 2011, the Company paid approximately $40,000 in consulting fees to a member of its board.

Accrued Director Fees – As of December 31, 2012, the Company owes its independent directors $172,000 of unpaid directors fees. ($284,000 - December 31, 2011)

Contingent Litigation Payment –In May 2005, the Company made an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which capped the fees for all matters associated with that litigation at $500,000 plus expenses, and a $150,000 contingent payment upon a successful ruling or settlement on the Company’s behalf in that litigation. The Company will record the $150,000 in the period in which the Company has determined that a successful ruling or settlement is probable.

In addition, pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family. For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds. For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds. These payments do not apply to licenses or royalties to patents that the Company has developed or obtained from persons other than the Wicker Family. As of December 31, 2012, there have been no settlement amounts related to these agreements.

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

Merger Termination Fees –  Pursuant to the Merger Agreement the Company entered into on October 1, 2012 with Lexington Technology Group, if the Merger agreement is terminated at any time prior to the closing of the Merger, as follows: (a) by mutual written consent of DSS and Lexington; (b) by either DSS or Lexington if the closing has not occurred on or before March 15, 2013; (c) by either DSS or Lexington if any law enacted by a governmental authority prohibits the consummation of the Merger, or any governmental authority has issued an order or taken any other action which restrains, enjoins or otherwise prohibits the Merger; (d) by either DSS or Lexington if the other party’s stockholders do not approve the Merger, unless the failure to obtain approval is attributable to a failure on the part of such party seeking to terminate the Agreement; (e) by DSS if (i) the Lexington’s board of directors changes its recommendation for approval of the Merger, (ii) the board of directors of Lexington or any authorized committee has failed to present or recommend the approval of the Merger Agreement and the Merger to the stockholders, (iii) Lexington shall have entered or caused itself or its subsidiaries to enter, into any letter of intent, agreement in principle, term sheet, merger agreement, acquisition agreement or other similar agreement related to any Lexington Acquisition Proposal or (iv) Lexington shall have breached any term of the non-solicitation provision of the Merger Agreement; (f) by Lexington if (i) the DSS board of directors changes their recommendation for approval of the Merger, (ii) the board of directors of DSS or any authorized committee has failed to present or recommend the approval of the Merger Agreement and the Merger to the stockholders, (iii) DSS shall have entered or caused itself or its subsidiaries to enter, into any letter of intent, agreement in principle, term sheet, merger agreement, acquisition agreement or other similar agreement related to any DSS Acquisition Proposal or (iv) DSS shall have breached any term of the non-solicitation provision of the Merger Agreement; (g) by either party if the other party, or in the case of Lexington, DSS or Merger Sub, is in material breach of its obligations or representations or warranties under the Agreement; (h) by either DSS or Lexington if prior to obtaining stockholder approval such party determines to enter into a definitive agreement relating to a superior proposal; or (i) by Lexington, at any time, upon payment to DSS of a fee equal to $5,000,000. Under certain circumstances, if the Merger is terminated by either DSS or Lexington, then DSS shall pay to Lexington, a termination fee in cash equal to the sum of (i) $3,000,000 plus (ii) 5% of the consideration paid to all security holders of DSS in connection with a superior proposal in the same form as such consideration is paid to such security holders.

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

During the course of the litigation, the losing party in the ECB Litigation, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of December 31, 2012, pursuant to foreign judgments for costs and fees, the Company has recorded as accrued liabilities approximately €178,000 ($236,000) for the Germany case and approximately €175,000 ($231,000) for the Netherlands case for such fees. In February 2013, the ECB filed an action in the United States District Court, Western District of New York to domesticate the amounts due in the Germany proceeding. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg in the amount of €93,752 ($124,000) as of September 30, 2012, which, unless the amount is settled will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

NOTE 12. - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2012	2011

Cash paid for interest	$230,000	$352,000

Non-cash investing and financing activities:
Conversion of debt and accrued interest to equity	580,000	-
Warrant issued for prepaid consulting services	279,000	-
Beneficial conversion features of convertible debt	216,000	88,000
Interest rate swap loss	17,000	85,000
Retirement of derivative liability instruments	-	3,506,000
Refinance of related party revolving line of credit and accrued interest	-	650,000
Building and land acquired with debt	-	1,350,000
Equity issued for acqusition	-	274,000

NOTE 13. - SEGMENT INFORMATION

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

Approximate information concerning the Company’s operations by reportable segment for years ended December 31, 2012 and 2011 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year ended December 31, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$3,640,000	$2,966,000	$9,428,000	$1,081,000	$-	$17,115,000
Revenues from transactions with other operating segments of the Company	625,000	-	91,000	-	-	716,000
Interest Expense	-	-	151,000	8,000	69,000	228,000
Stock based compensation	-	-	-	-	847,000	847,000
Depreciation and amortization	95,000	187,000	415,000	86,000	62,000	845,000
Net (loss) profit	(207,000)	(60,000)	431,000	(354,000)	(4,091,000)	(4,281,000)
Capital Expenditures	-	68,000	28,000	129,000	20,000	245,000
Identifiable assets	2,146,000	1,951,000	7,189,000	1,036,000	1,928,000	14,250,000
Income tax (benefit)	-	-	-	-	19,000	19,000

Year ended December 31, 2011	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$4,009,000	$2,769,000	$5,940,000	$666,000	$-	$13,384,000
Revenues from transactions with other operating segments of the Company	769,000	-	-	-	-	769,000
Interest Expense	8,000	17,000	116,000	13,000	105,000	259,000
Stock based compensation	-	-	-	-	399,000	399,000
Change in fair value of derivative liability	-	-	-	-	361,000	361,000
Depreciation and amortization	141,000	226,000	360,000	23,000	17,000	767,000
Net (loss) profit	(1,636,000)	(126,000)	92,000	(34,000)	(1,518,000)	(3,222,000)
Capital Expenditures	15,000	307,000	1,552,000	-	72,000	1,946,000
Identifiable assets	1,459,000	2,106,000	7,381,000	872,000	1,004,000	12,822,000
Income tax (benefit)	-	-	-	-	(150,000)	(150,000)

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, Middle East and Asia comprised 2% of total revenue for 2012, (2%- 2011). Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers During 2012, one customer accounted for 29% of the Company’s consolidated revenue. As of December 31, 2012, this customer accounted for 21% of the Company’s trade accounts receivable balance. During 2011, this customer accounted for 19% of the Company’s consolidated revenue. As of December 31, 2011, this customer accounted for 18% of the Company’s trade accounts receivable balance.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2012:

(1)	The Company has inadequate segregation of duties consistent with control objectives.
(2)	The Company has inadequate controls associated with identifying and accounting for complex and non-routine transactions in accordance with GAAP were ineffective. Specifically, during the course of the quarterly interim reviews and the annual audit, adjustments were made to correct the recorded amounts for stock based compensation that could have resulted in a material misstatement of our financial statements.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger by and among the Company, DSSIP, INC., Lexington Technology Group, Inc. and Hudson Bay Master Fund Ltd. (incorporated by reference to exhibit 2.1 to Form 8-K dated October 4, 2012).

3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 10-K dated March 31, 2011).
3.2	Second Amended and Restated Bylaws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated January 18, 2012).
10.1	Stock Purchase Agreement dated as of February 12, 2010 by and among Robert T. Bzdick, Joan T. Bzdick and Document Security Systems, Inc. (incorporated by reference to exhibit 10.2 to Form 8-K dated February 17, 2010.
10.2	Employment Agreement dated February 12, 2010 between Document Security Systems, Inc. and Robert Bzdick (incorporated by reference to exhibit 10.3 to Form 8-K dated February 17, 2010).

10.3	Amended and Restated Agreement between Document Security Systems, Inc. and Fletcher International, Ltd. dated February 18, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated February 24, 2011).
10.4	Warrant Certificate No. 3 dated February 18, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 24, 2011).
10.5	Warrant Certificate No. 4 dated February 18, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 24, 2011).
10.6	Amendment between Document Security Systems, Inc. and Fletcher International, Ltd. dated March 14, 2011 (incorporated by reference to exhibit 10.1 of Form 8-K dated March 17, 2011).
10.7	Warrant Certificate No. 5 dated March 14, 2011 (incorporated by reference to exhibit 4.1 to Form 8-K dated March 17, 2011).
10.8	Warrant Certificate No. 6 dated March 14, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2011).
10.9	Stock Purchase Agreement between Document Security Systems, Inc., Extradev, Inc., Michael Roy and Timothy Trueblood, dated May 12, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 16, 2011).
10.10	Employment Agreement between Michael Roy and Document Security Systems, Inc., dated May 12, 2011 (incorporated by reference to exhibit 10.2 to Form 8-K dated May 16, 2011).
10.11	Employment Agreement between Timothy Trueblood and Document Security Systems, Inc., dated May 12, 2011 (incorporated by reference to exhibit 10.3 to Form 8-K dated May 16, 2011).
10.12	Commercial Term Note between Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Neil Neuman, dated June 29, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated June 30, 2011).
10.13	Second Amended and Restated Credit Facility Agreement between Premier Packaging Corporation and RBS Citizens, N.A., dated July 26, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated July 29, 2011).
10.14	Amended and Restated Acquisition Term Loan Note between Premier Packaging Corporation and RBS Citizens, N.A., dated July 26, 2011 (incorporated by reference to exhibit 10.2 to Form 8-K dated July 29, 2011).
10.15	Amended and Restated Revolving Line Note between Premier Packaging Corporation and RBS Citizens, N.A., dated July 26, 2011 (incorporated by reference to exhibit 10.3 to Form 8-K dated July 29, 2011).
10.16	Credit Facility Agreement between Premier Packaging Corporation and RBS Citizens, N.A., dated February 24, 2011 (incorporated by reference to exhibit 10.4 to Form 8-K dated July 29, 2011).
10.17	Consulting Agreement between Document Security Systems, Inc. and Alan Harrison, dated August 22, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated August 23, 2011).
10.18	Purchase and Sale Agreement dated August 30, 2011 between Bzdick Properties, LLC and Premier Packaging Corporation (incorporated by reference to exhibit 10.1 to Form 8-K dated September 2, 2011).
10.19	Amended and Restated Promissory Note dated August 30, 2011 from Premier Packaging Corporation to RBS Citizens, N.A (incorporated by reference to exhibit 10.2 to Form 8-K dated September 2, 2011).
10.20	Promissory Note dated August 30, 2011 from Premier Packaging Corporation to RBS Citizens, N.A. (incorporated by reference to exhibit 10.3 to Form 8-K dated September 2, 2011).
10.21	Promissory Note dated August 30, 2011 from Document Security Systems, Inc. to Bzdick Properties, LLC (incorporated by reference to exhibit 10.4 to Form 8-K dated September 2, 2011).
10.22	Assignment of Mortgage dated July 26, 2011 between M&T Real Estate Trust (Successor by merger to M&T Real Estate, Inc.) and RBS Citizens, N.A. (incorporated by reference to exhibit 10.5 to Form 8-K dated September 2, 2011).
10.23	Mortgage and Security Agreement dated August 30, 2011 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.6 to Form 8-K dated September 2, 2011).
10.24	Consolidation, Modification and Extension Agreement dated August 30, 2011 between Premier Packaging Corporation and RBS Citizens, N.A. (incorporated by reference to exhibit 10.7 to Form 8-K dated September 2, 2011).
10.25	Guaranty Agreement dated August 30, 2011 from Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. to RBS Citizens, N.A. (incorporated by reference to exhibit 10.8 to Form 8-K dated September 2, 2011).
10.26	Indemnity Agreement dated August 30, 2011 from Document Security Systems, Inc., Plastic Printing Professionals, Inc. and Secuprint Inc. to RBS Citizens, N.A. (incorporated by reference to exhibit 10.9 to Form 8-K dated September 2, 2011).

10.27	Restated Mortgage Note dated February 1, 2007 from Bzdick Properties, LLC to M&T Real Estate Trust (incorporated by reference to exhibit 10.10 to Form 8-K dated September 2, 2011).

10.28	Convertible Promissory Note between Document Security Systems, Inc. and Mayer Laufer, dated December 30, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated January 4, 2012).
10.29	Form of Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated February 13, 2012).

10.30	Placement Agent Warrant dated February 13, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 13, 2012).
10.31	Form of Subscription Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated February 13, 2012).
10.32	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 13, 2012).
10.33	Placement Agent Agreement between Document Security Systems, Inc. and Palladium Capital Advisors, LLC dated February 13, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated February 13, 2012).
10.34	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 21, 2012).
10.35	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 21, 2012).
10.36	Warrant issued to Century Media Group, dated February 20, 2012 (incorporated by reference to exhibit 4.3 to Form 8-K dated February 21, 2012).
10.37	Engagement Letter between Document Security Systems, Inc. and ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated February 21, 2012).
10.38	Consulting Agreement between Document Security Systems, Inc. and ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 10.2 to Form 8-K dated February 21, 2012).
10.39	Consulting Agreement between Document Security Systems, Inc. and Century Media Group, dated February 20, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated February 21, 2012).
10.40	Purchase, Amendment and Escrow Agreement between Barry Honig, Neil Neuman, Document Security Systems, Inc. and Grushko & Mittman, P.C., dated February 29, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 2, 2012).
10.41	Document Security Systems, Inc. 2004 Employee Stock Option Plan, Second Amendment and Restatement as of April 16, 2012 (incorporated by reference to Appendix A to the definitive proxy statement filed on April 18, 2012).
10.42	Document Security Systems, Inc. 2004 Non-Executive Director Stock Option Plan, Second Amendment and Restatement as of April 16, 2012 (incorporated by reference to Appendix B to the definitive proxy statement filed on April 18, 2012).
10.43	Form of Voting and Support Agreement, dated as of October 1, 2012, by and among Lexington Technology Group, Inc. and certain stockholders of Document Security Systems, Inc. (incorporated by reference to exhibit 10.1 to Form 8-K dated October 4, 2012).
10.44	Form of Voting and Support Agreement, dated as of October 1, 2012, by and among Document Security Systems, Inc., DSSIP, Inc. and certain stockholders of Lexington Technology Group, Inc. (incorporated by reference to exhibit 10.2 to Form 8-K dated October 4, 2012).
10.45	Form of Subscription Agreement, dated October 1, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated October 4, 2012).
10.46	First Amendment to Employment Agreement, effective as of October 1, 2012, between Document Security Systems, Inc. and Patrick White, (incorporated by reference to exhibit 10.4 to Form 8-K dated October 4, 2012).
10.47	Consulting Agreement, dated as of October 1, 2012, between Document Security Systems, Inc. and Patrick White, (incorporated by reference to exhibit 10.5 to Form 8-K dated October 4, 2012).
10.48	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement, dated as October 1, 2012, between Document Security Systems, Inc. and Patrick White (incorporated by reference to exhibit 10.6 to Form 8-K dated October 4, 2012).
10.49	Letter Agreement, dated October 1, 2012, between Document Security Systems, Inc. and Philip Jones (incorporated by reference to exhibit 10.7 to Form 8-K dated October 4, 2012).
10.50	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement, dated October 1, 2012, between Document Security Systems, Inc. and Philip Jones (incorporated by reference to exhibit 10.8 to Form 8-K dated October 4, 2012).
10.51	Amendment No. 1 to Employment Agreement, dated as of October 1, 2012, between Document Security Systems, Inc. and Robert B. Bzdick, (incorporated by reference to exhibit 10.8 to Form 8-K dated October 4, 2012).
10.52	Employment Termination Letter between Patrick White and Document Security Systems, Inc., dated November 15, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 16, 2012).
10.53	Amended Consulting Agreement between Patrick White and Document Security Systems, Inc., dated November 15, 2012 (incorporated by reference to exhibit 10.2 to Form 8-K dated November 16, 2012).
10.54	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement between Patrick White and Document Security Systems, Inc., dated November 15, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated November 16, 2012).
10.55	Amendment, Waiver and Consent, dated as of November 20, 2012, among Document Security Systems, Inc., DSSIP, Inc., Lexington Technology Group, Inc. and Hudson Bay Master Fund Ltd., as representative of Lexington’s stockholders solely for certain purposes, as described in the Merger Agreement (incorporated by reference to exhibit 2.1 to Form 8-K dated November 26, 2012).

10.56	Warrant issued to Century Media Group Inc., dated January 21, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated January 22, 2013).
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.**

* filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 6, 2013	By:	/s/ Robert Bzdick
Robert Bzdick
Chief Executive Officer
(Principal Executive Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2013	By:	/s/ Robert Fagenson
Robert Fagenson
Director

March 6, 2013	By:	/s/ Robert Bzdick
Robert Bzdick
Chief Executive Officer and Director
(Principal Executive Officer)

March 6, 2013	By:	/s/ David Wicker
David Wicker
Vice President and Director

March 6, 2013	By:	/s/ David Klein
David Klein
Director

March 6, 2013	By:	/s/ Roger O’Brien
Roger O’Brien
Director

March 6, 2013	By:	/s/ Ira A. Greenstein
Ira A. Greenstein
Director

March 6, 2013	By:	/s/ John Cronin
John Cronin
Director

March 6, 2013	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

