Form 10-K/A
period 2012-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2013-04-26
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

DOCUMENT SECURITY SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of April 24, 2013, was 21,709,488.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Document Security Systems, Inc. (the “Company” , “DSS”, “we” or “us”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because DSS will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2012. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the original Form 10-K Filing and the Company’s other filings with the SEC.

DOCUMENT SECURITY SYSTEMS, INC.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The Company’s By-laws, as amended, currently specify that the number of directors shall be at least three and no more than eight persons, unless otherwise determined by a vote of the majority of the Board of Directors. Former Board members Alan Harrison and Timothy Ashman were not nominated for election at the Company’s 2012 Annual Meeting, and their directorships terminated effective on June 14, 2012. Patrick White resigned from the Board effective on December 1, 2012. Each director of the Company serves for a one-year term or until such director’s successor is duly elected and qualified or until such director’s earlier resignation or removal.

Biographical and certain other information concerning the Company’s directors is set forth below. There are no familial relationships among any of our directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our directors, or any associate of any such director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

BOARD MEMBERS

Name	Age	Positions

Robert B. Fagenson	64	Chairman of the Board of Directors
David Wicker	53	Vice President of Research & Development and Director
Robert B. Bzdick	58	Chief Executive Officer and Director
Roger O’Brien	64	Director
Ira A. Greenstein	53	Director
David Klein	49	Director
John Cronin	58	Director

The principal occupation and business experience for each of the Company’s directors, for at least the past five years, is as follows:

Robert B. Fagenson spent the majority of his career at the New York Stock Exchange, where he was Managing Partner of one of the largest specialist firms operating on the exchange trading floor. Having sold his firm and subsequently retired from that business in 2007, he has since been the Chief Executive Officer of Fagenson & Co., Inc., a 50 year old broker dealer that is engaged in institutional brokerage as well as investment banking and money management. On March 1, 2012, Fagenson & Co., Inc. transferred its brokerage operations, accounts and personnel to National Securities Corporation and now operates as a branch office of that firm. On April 4, 2012, Mr. Fagenson was elected Chairman of the Board of National Holdings Corporation which is the parent of National Securities Corporation, a full line broker dealer with offices around the United States.

During his career as a member of the New York Stock Exchange beginning in 1973, Mr. Fagenson has served as a Governor on the trading floor and was elected to the NYSE Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the Board in 1998 and 1999. He returned to the NYSE Board in 2003 and served as a director until the Board was reconstituted with only non-industry directors in 2004.

Mr. Fagenson has previously served on the boards of a number of public companies and is presently the Non-Executive Chairman of the Board of Directors of DSS. He has served as a director for the Company since 2004, and as the Board’s Non-Executive Chairman since 2008. He is also a member of the Board of Directors of Cash Technologies Corp., and is also a Director of the National Organization of Investment Professionals (NOIP).

In addition to his business related activities, Mr. Fagenson serves as Vice President and a director of New York Services for the Handicapped, Treasurer and director of the Centurion Foundation, Director of the Federal Law Enforcement Officers Association Foundation, Treasurer and director of the New York City Police Museum and as a member of the Board of the Sports and Arts in Schools Foundation. He is a member of the alumni boards of both the Whitman School of Business and the Athletic Department at Syracuse University. He also serves in a voluntary capacity on the boards and committees of many civic, social and community organizations. Mr. Fagenson received his B.S. degree in Transportation Sciences & Finance from Syracuse University in 1970.

David Wicker joined our Company as Vice President of Operations in August 2002 and has served as director for the Company since December 2007.  Mr. Wicker currently serves as Vice President of Research & Development for the Company, directing the technical operations behind our patented document security technologies.  Mr. Wicker has authored and co-authored several patents and patent applications in the anti-counterfeiting field.  Mr. Wicker is an active member of the Document Security Alliance, Center for Identity Management and Information Protection, the Association of Certified Fraud Examiners, and the U.S. Chamber of Commerce CACP Counterfeiting Coalition.  Prior to joining the Company, Mr. Wicker consulted for banknote and security printers and developed several security technologies in use worldwide today.

With his 32 years of printing experience, including 22 years specializing in security printing, Mr. Wicker has established himself as an industry expert in the field of anti-counterfeiting.  In addition to his active membership in various anti-counterfeiting organizations and standard setting boards, Mr. Wicker leads a research team that holds several US and international patents that form the basis of several of the Company’s products.    Mr. Wicker is integral to business development efforts, especially in regards to licensing and custom security products and projects, and has relationships with leading security printers.

Robert B. Bzdick joined the Company on February 17, 2010 as Chief Operating Officer after the Company’s acquisition of its wholly-owned subsidiary, Premier Packaging Corporation, for which Mr. Bzdick was the owner and Chief Executive Officer.   Mr. Bzdick became a director of the Company in March 2010, and Chief Executive Officer in December 2012. Prior to founding Premier Packaging Corporation in 1989, Mr. Bzdick held positions of Controller, Sales Manager, and General Sales Manager at the Rochester, New York division of Boise Cascade, LLC (later Georgia Pacific Corporation).  Mr. Bzdick has over 29 years of experience in manufacturing and operations management in the printing and packaging industry.

Ira A. Greenstein is President of IDT Corporation (NYSE: IDT), a provider of wholesale and retail telecommunications services.  Prior to joining IDT in January 2000, Mr. Greenstein was a partner in the law firm of Morrison & Foerster LLP from February 1997 to November 1999, where he served as the chairman of the firm’s New York Business Department.  Concurrent to his tenure at Morrison & Foerster, Mr. Greenstein served as General Counsel and Secretary of Net2Phone, Inc. from January 1999 to November 1999.  Prior to 1997, Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Meagher & Flom LLP.  Mr. Greenstein also served on the Securities Advisory Committee to the Ontario Securities Commission from 1992 through 1996.  From 1991 to 1992, Mr. Greenstein served as counsel to the Ontario Securities Commission. Mr. Greenstein currently serves on the Board of Advisors of the Columbia Law School Center on Corporate Governance.  Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School.  Mr. Greenstein was appointed to our Board of Directors in September 2004.

Mr. Greenstein provides the Company with significant public company management experience, particularly in regards to legal and corporate governance matters, mergers and acquisitions, and strategic planning.    In addition, Mr. Greenstein’s extensive legal experience has provided the Company insights and guidance throughout the Company’s patent litigation initiatives.

John Cronin was appointed to our Board of Directors in February 2012. Mr. Cronin is Managing Director and Chairman of ipCapital Group, Inc., a Delaware corporation, and has served in that capacity since 1998. Prior thereto, Mr. Cronin spent 17 years at IBM with over 100 patents and 150 patent publications. Mr. Cronin created and ran the IBM Patent Factory and was part of the team that contributed to the start of and success of IBM’s licensing program. Mr. Cronin serves as a member of the Boards of Directors of GraphOn Corporation, ImageWare Systems, Inc., and Primal Fusion, Inc., and is also a member of the advisory boards for InnoPad, Inc., VirnetX Holding Corporation, and Parker Vision, Inc. Mr. Cronin holds a BSEE, an MSEE, and a BA in Psychology from the University of Vermont.

Roger O’Brien was elected to the Board of Directors of the Company on June 14, 2012. Mr. O’Brien is President of O’Brien Associates, LLC, a general management consulting firm providing advisory and implementation services to managements in a variety of competitive industries, with special focus on interim general management, technology commercialization, marketing and strategy development. The firm was founded in 1999 and has offices in Rochester, New York and Santa Fe, New Mexico. Mr. O’Brien’s background includes serving as Chief Operating Officer of Ultralife Batteries, Inc. a publicly-held manufacturer of advanced battery power sources, and as an officer of Sun Microsystems, Inc. during a period in the late 1980’s when the company grew from $500 million to $2 billion in sales over a 24-month period. Mr. O’Brien is a member of the Board of Directors of Odyssey Software, Inc. and Bristol ID Technologies, Inc. He also serves as an adjunct professor for the Human Resources Development graduate school program at Rochester Institute of Technology. Mr. O’Brien holds a Bachelor of Science degree in Nuclear Engineering from New York University and a MBA from The Wharton School, University of Pennsylvania.

David Klein was elected to the Board of Directors of the Company on June 14, 2012. Mr. Klein has served as Senior Vice President, Treasurer of Constellation Brands, Inc., a Delaware corporation, since March 2009. From September 2004 until March 2009, Mr. Klein served in the capacities of Vice President, Business Development and Chief Financial Officer of Constellation Europe, for Constellation Brands. In his current role, Mr. Klein is responsible for the quantitative management of risk, improving company-wide cash flow generation and the management of capital structure. Mr. Klein’s previous contributions at Constellation Brands include lead roles in several international acquisitions and divestitures, as well as conceptualizing and executing Constellation’s United Kingdom distribution joint venture. Preceding his tenure at Constellation Brands, Mr. Klein was Chief Financial Officer at Montana Mills Bread Co., Inc., a Delaware corporation where he was involved with the transformation from private to public company and the subsequent sale of Montana Mills Bread Co., Inc. to Krispy Kreme Doughnuts Inc. Mr. Klein holds a Bachelor’s Degree in Economics from SUNY Geneseo and a MBA from SUNY Buffalo.

There are no legal proceedings that have occurred within the past ten years concerning our directors which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Each of our Board members have been selected for the breadth of experience they offer the Company in the areas of strategic marketing, fiscal planning and oversight, and corporate governance, and for their proven track record of success in developing and executing complex and effective corporate strategies during their respective professional careers.

INFORMATION CONCERNING BOARD OF DIRECTORS

Compensation of Directors

Each independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide) is entitled to receive $12,000 per year in compensation soon after the end of each fiscal year, so long as the director attended at least 75% of the Board of Director meetings during such fiscal year, as well as reimbursement for travel expenses. Non-independent members of the Board of Directors do not receive cash compensation in any form, except for reimbursement of travel expenses. In order to attract and retain qualified persons to our Board, the Company maintains a non-executive director stock option plan (the “Director Plan”) which provides for the grant of five-year options to purchase our common stock at 100% of fair market value at the date of grant. Under the Director Plan, each non-executive director receives an option to purchase 5,000 shares of the Company’s common stock upon becoming a Board member and 5,000 shares at the beginning of each year thereafter while serving as a director plus an additional option to purchase 1,000 shares for each year (or portion thereof, on a pro rata basis) of service on the Board, up to a maximum of 10,000 shares annually.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2012:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Total
	($)	($)	($)	($)
Robert B. Fagenson	36,000	—	9,900	45,900
Ira A. Greenstein	12,000	—	57,500	69,500
David Klein (2)	7,000	—	55,650	62,650
John Cronin (3)	10,000	—	8,050	18,050
Roger O’Brien (4)	7,000	—	27,450	34,450
Alan Harrison (5)	—	—	9,900	9,900
Timothy Ashman (6)	—	—	9,900	9,900

(1)	Represents the total grant date fair value of option awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 7 to our financial statements for the year ended December 31, 2012.
(2)	Mr. Klein was elected as a director of the Company on June 14, 2012.
(3)	Mr. Cronin was appointed as a director of the Company on February 21, 2012.
(4)	Mr. O’Brien was elected as a director of the Company on June 14, 2012.
(5)	Mr. Harrison’s service as a director of the Company terminated on June 14, 2012.
(6)	Mr. Ashman’s service as a director of the Company terminated on June 14, 2012.

Board of Directors and Committees

The Company has determined that each of the following directors, Messrs. O’Brien, Fagenson, Greenstein, Cronin and Klein, qualify as independent directors (as defined under Section 803 of the NYSE MKT LLC Company Guide).

In fiscal 2012, each of the Company’s directors attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee.   During the fiscal year ended December 31, 2012, the Board held five meetings and acted by written consent on nine occasions. The Board’s independent directors met in executive session on one occasion outside the presence of the non-independent directors and management.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee held four meetings in 2012. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions.  During his most recent term as a member of the Company’s Board of Directors, which term expired on June 14, 2012, Timothy Ashman served as Chairman of the Audit Committee of the Board and qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933.The Audit Committee is currently comprised of David Klein, its Chairman, Robert Fagenson and John Cronin. David Klein is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933. Each of the members of the Audit Committee is an independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide).  The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Corporate Governance section of our web site, www.dsssecure.com.

Compensation and Management Resources Committee

 The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company's executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee held one meeting in 2012.

The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans.  During his most recent term as a member of the Company’s Board of Directors, which expired on June 14, 2012, Alan Harrison served as Chairman of the Compensation and Management Resources Committee of the Board. The Compensation and Management Resources Committee currently consists of Roger O’Brien, its Chairman, Robert Fagenson, John Cronin and Ira Greenstein. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide).  The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Corporate Governance section of our web site, www.dsssecure.com.

The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company's executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers  (a) all elements of  compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company's major long-term incentive plans, applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee's purpose.

The Compensation and Management Resources Committee may request any officer or employee of the Company or the Company's outside counsel to attend a meeting of the Compensation and Management Resources Committee or to meet with any members of, or consultants to, the Compensation and Management Resources Committee. The Company's Chief Executive Officer does not attend any portion of a meeting where the Chief Executive Officer's performance or compensation is discussed, unless specifically invited by the Compensation and Management Resources Committee.

The Compensation and Management Resources Committee has the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of director, Chief Executive Officer or other executive officer compensation or employee benefit plans, and shall have sole authority to approve the consultant's fees and other retention terms. The Compensation and Management Resources Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other experts, advisors and consultants to assist in carrying out its duties and responsibilities, and has the authority to retain and approve the fees and other retention terms for any external experts, advisors or consultants.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. During his most recent term as a member of the Company’s Board of Directors, which term expired on June 14, 2012, Alan Harrison served as the Board’s Nominating and Corporate Governance Committee chairman. The Nominating and Corporate Governance Committee currently consists of Ira Greenstein, its Chairman, Roger O’Brien and David Klein, all of whom are independent directors (as defined under Section 803 of the NYSE MKT LLC Company Guide).  The Nominating and Corporate Governance Committee held one meeting in 2012. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Corporate Governance section of our web site, www.dsssecure.com.  The Nominating and Corporate Governance Committee does not have a formal policy that requires it to consider any director candidates that might be recommended by stockholders, but adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders.  In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

Code of Ethics

The Company has adopted a code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, is available in the Corporate Governance section of our web site, www.dsssecure.com.

Leadership Structure and Risk Oversight

Currently, the positions of Chief Executive Officer and Chairman of the Board are held by two different individuals.  Robert Fagenson currently serves as Chairman of the Board and Robert Bzdick currently serves as Chief Executive Officer of the Company and as a member of the Board.  Although no formal policy currently exists, the Board determined that the separation of these positions would allow our Chief Executive Officer to devote his time to the daily execution of the Company’s business strategies and Board Chairman to devote his time to the long-term strategic direction of the Company. Our senior management manages the risks facing the Company under the oversight and supervision of the Board. While the full Board is ultimately responsible for risk oversight at our Company, two of our Board committees assist the Board in fulfilling its oversight function in certain areas of risk. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk in the areas of financial reporting and internal controls. The Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to risk in the area of corporate governance. Other general business risks such as economic and regulatory risks are monitored by the full Board. While the Board oversees the Company’s risk management, management is responsible for day-to-day oversight of risk management processes.

Compensation Risk Assessment

Our Board considered whether our compensation program encouraged excessive risk taking by employees at the expense of long-term Company value. Based upon its assessment, the Board does not believe that our compensation program encourages excessive or inappropriate risk-taking. The Board believes that the design of our compensation program does not motivate imprudent risk-taking.

COMMUNICATION WITH DIRECTORS

The Company has established procedures for stockholders or other interested parties to communicate directly with the Board of Directors.  Such parties can contact the Board of Directors by mail at: Document Security Systems, Inc., Board of Directors, Attention: Robert Fagenson, Chairman of the Board, 28 East Main Street, Suite 1525, Rochester, New York 14614.  All communications made by this means will be received by the Chairman of the Board.

 AUDIT COMMITTEE REPORT

The following Audit Committee Report shall not be deemed to be “soliciting material,” “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act.  Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Exchange Act, that might incorporate by reference future filings, in whole or in part, the following Audit Committee Report shall not be incorporated by reference into any such filings.

The Audit Committee is comprised of three independent directors (as defined under Section 803 of the NYSE MKT LLC Company Guide). The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Corporate Governance section of our web site, www.dsssecure.com.

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2012, as well as the quarterly unaudited financial statements.

We have reviewed and discussed with management and the independent registered public accounting firm the quality and the acceptability of the Company’s financial reporting and internal controls.

We have discussed with the independent registered public accounting firm the overall scope and plans for their audit as well as the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

We have discussed with management and the independent registered public accounting firm such other matters as required to be discussed with the Audit Committee under Professional Standards, the corporate governance standards of the NYSE MKT LLC Exchange and the Audit Committee’s Charter.

We have received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the Statement on Auditing Standards as adopted by the Public Company Accounting Oversight Board, and have discussed with the independent registered public accounting firm their independence from management and the Company, including the impact of permitted non-audit related services approved by the Committee to be performed by the independent registered public accounting firm.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 6, 2013.

David Klein, Audit Committee Chairman
Robert Fagenson
John Cronin

EXECUTIVE OFFICERS

The biography for Robert Bzdick, 58, our Chief Executive Officer, is contained herein in the information disclosures relating to the Company’s directors. Mr. Bzdick has served as the Company’s Chief Executive Officer since December 1, 2012. Prior to that, Mr. Bzdick served as the Company’s Chief Operating Officer since February 2010.

Philip Jones, 44, our Chief Financial Officer, joined the Company in 2005 as Controller and Principal Accounting Officer and has served as the Company’s Chief Financial Officer since May 2009. Mr. Jones also serves as the Company's Treasurer. Prior to joining the Company, Mr. Jones held financial management positions at Zapata Corporaton, a public holding company, and American Fiber Systems, a private telecom company. In addition, Mr. Jones was a CPA at PriceWaterhouseCoopers and Arthur Andersen. Mr. Jones holds a Bachelor’s Degree in Economics from SUNY Geneseo and a MBA from the Rochester Institute of Technology.

There are no familial relationships among any of our executive officers and our directors. None of our executive officers has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our executive officers or any associate of any such officer is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Each executive officer serves at the pleasure of the board of directors.

There are no legal proceedings that have occurred within the past ten years concerning our executive officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11 - EXECUTIVE COMPENSATION

 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by persons serving as the Company’s Chief Executive Officer during 2012 and its two other most highly compensated executive officers who served the Company in 2012, referred to herein collectively as the “named executive officers”, or NEOs, for services rendered to us for the years ended December 31, 2012 and 2011:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation (2)	Total
		($)	($)	($)	($)	($)	($)
Robert B. Bzdick	2012	240,000	97,458	—	412,398	21,505	771,361
Chief Executive Officer (4)	2011	240,000	33,270	—	—	19,324	292,594

Philip Jones	2012	120,000	—	—	143,741	—	263,741
Chief Financial Officer	2011	120,000	30,000	—	—	—	150,000

Patrick A. White,	2012	183,333	—	—	102,393	16,080	301,806
Former Chief Executive Officer (3)	2011	198,450	12,000	—	39,000	14,688	264,138

(1)	Represents the total grant date fair value of option awards computed in accordance with FASB ASC 718. DSS’s policy and assumptions made in the valuation of share-based payments are contained in Note 7 to DSS’s financial statements for the year ended December 31, 2012.
(2)	Includes health insurance premiums and automobile expenses paid by DSS.
(3)	Effective December 1, 2012, Mr. White’s employment with DSS was terminated and he will continue to serve as a consultant of DSS.
(4)	Effective December 1, 2012, Mr. Bzdick was appointed as Chief Executive Officer of the Company. He had previously served as the Company’s Chief Operating Officer since February 2010.

 Employment and Severance Agreements

On November 15, 2012, Patrick White (“White”) and the Company executed a letter (the “Employment Termination Letter”) terminating White’s existing employment agreement and his employment with the Company, effective on December 1, 2012, and further providing that White would also resign as a director of the Company, effective on December 1, 2012. In conjunction with the Employment Termination Letter, the Company and White entered into an Amended Consulting Agreement (the “White Amended Consulting Agreement”) and a Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement (the “White Confidentiality Agreement”), both having an effective date of December 1, 2012. The White Amended Consulting Agreement replaced the consulting agreement previously entered into between the Company and White on October 1, 2012, in contemplation of the eventual consummation of the proposed merger of the Company, DSSIP, Inc. and Lexington Technology Group, Inc. (the “Merger”) pursuant to that certain Agreement and Plan of Merger executed on October 1, 2012. The term of the White Amended Consulting Agreement will run from December 1, 2012 until March 1, 2015. Pursuant to the White Amended Consulting Agreement, White will provide consulting services to the Company as requested by the Company, up to a maximum of 60 hours per month. As consideration for the performance of the consulting services, White will be paid the sum of $14,167 per month for the 15 month period dating from December 1, 2012 through February 28, 2014 and, thereafter, White will be paid the sum of $11,667 per month for the remaining 12 months of the consulting term. In addition to the above-described consulting compensation, White was paid a bonus of $40,000 in December 2012. In November 2012, White was also granted options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share exercisable until September 21, 2017. The options will fully vest one year after closing of the Merger.

On February 12, 2010, the Company entered into a five-year employment agreement with Robert Bzdick to serve as Chief Operating Officer of the Company (the “Bzdick Employment Agreement”). The Bzdick Employment Agreement automatically renews for a successive five-year term unless either party gives notice to the other at least 90 days prior to the expiration of the initial term of its desire to terminate the Bzdick Employment Agreement. Under the Bzdick Employment Agreement, Mr. Bzdick is entitled to an annual base salary of $240,000 and an annual bonus of 10% of the adjusted net income of the Company’s packaging division.  If the Company elects not to renew the term for an additional five years for any reason except for cause, the Company will be obligated to pay Mr. Bzdick $100,000 per year and health insurance premiums for Mr. Bzdick and his family for five years. The Bzdick Employment Agreement also provides for non-competition covenants by Mr. Bzdick in favor of the Company for the longer of (i) one year after the term of employment, or (ii) any period during which Mr. Bzdick receives severance payments.

On October 1, 2012, the Company and Robert Bzdick entered into Amendment No. 1 to the Bzdick Employment Agreement (the “Bzdick Amendment”) which amended certain terms and provisions of the Bzdick Employment Agreement. The Bzdick Amendment will become effective on the date of closing of the Merger. As such, the Bzdick Employment Agreement is still in effect until that time. Pursuant to the Bzdick Amendment, among other things, (i) the term of the Bzdick Employment Agreement is reduced from February 12, 2015 to December 31, 2014, and such term will be renewed automatically for a succeeding period of five years on the same terms and conditions as set forth in the Bzdick Amendment, unless either party, at least 90 days prior to expiration of the term, provides written notice to the other party of its intention not to renew the term, (ii) if the Company elects not to renew the term, the Company will pay Mr. Bzdick $300,000, which shall be payable as follows: $100,000 on the first anniversary of such non-renewal, and $50,000 on each of the second through fifth anniversaries after such non-renewal, and (iii) Mr. Bzdick’s salary will be decreased from $240,000 annually to $200,000 annually upon the effective date of the Bzdick Amendment. Upon consummation of the Merger, the Company will pay Mr. Bzdick a bonus equal to $50,000. In November 2012, the Company granted Mr. Bzdick options to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $3.00 per share exercisable until September 21, 2017. These options will vest in full upon closing of the Merger, which is currently pending. In November 2012, the Company also granted Mr. Bzdick options to purchase up to 100,000 shares of the Company’s commons stock at an exercise price of $3.00 per share, exercisable until September 21, 2017. These options will vest ratably over 12 calendar quarters, commencing on December 31, 2012.

The Company’s CFO, Philip Jones, is currently an at will employee. On October 1, 2012, the Company entered into a letter agreement with Philip Jones (the “Jones Letter Agreement”) which will become effective on the date of consummation of the Merger, which is currently pending. Under the Jones Letter Agreement, upon termination of Mr. Jones’ employment for any reason by the Company, the Company will pay Mr. Jones severance in the amount of his current base salary, payable in bi-weekly installments in accordance with the Company’s regular payroll practices, for a period of 12 months. In November 2012, the Company granted Mr. Jones options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share, exercisable until September 21, 2017. These options will vest ratably over 12 calendar quarters commencing on December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our Named Executive Officers, which are outstanding as of December 31, 2012:

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Option Exercise Price	Option Expiration Date
	(#)	(#)		(#)	($)	($)
	Exercisable	Un-exercisable
Philip Jones	50,000			—	—	4.00	2/11/2014
	33,333	16,667	(1)	—	—	3.29	1/28/2015
	33,333	16,667	(1)	—	—	4.00	1/28/2015
	13,333	6,667	(2)	—	—	3.23	6/10/2015
	8,333	91,667	(3)	—	—	3.00	11/19/2017
Robert B. Bzdick	8,333	91,667	(3)	—	—	3.00	11/19/2017
	—	150,000	(4)	—	—	3.00	11/19/2007

(1)	Vests as to one-third of the shares subject to the option in equal installments on each of 1/28/2011, 1/28/2012, and 1/28/2013.

(2)	Vests as to one-third of the shares subject to the option in equal installments on each of 6/10/2011, 6/10/2012, and 6/10/2013.

(3)	Vests as to one-twelfth of the shares subject to the option in equal quarterly installments commencing on 12/31/2012.

(4)	Vests upon consummation of the Merger, which is currently pending.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 24, 2013, regarding the beneficial ownership of DSS common stock by (i) each person known to own beneficially 5% or more of the outstanding shares of DSS common stock, (ii) each director of DSS, (iii) each named executive officer, and (iv) all of DSS’s directors and executive officers as a group. Information with respect to beneficial ownership is based solely on a review of DSS’s capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below.

Percentage of beneficial ownership is calculated in relation to the 21,709,488 shares of DSS Common Stock that were outstanding as of April 24, 2013. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities, and includes shares of DSS Common Stock issuable pursuant to the exercise of stock options or other securities that are exercisable or convertible into shares of DSS Common Stock within 60 days of April 24, 2013. Options to purchase shares of DSS Common Stock that are exercisable within 60 days of April 24, 2013 are considered beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person. Unless otherwise indicated, to DSS’s knowledge, the persons or entities identified in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock(2)
Five percent or more beneficial owners:
None
Named Executive Officers and Directors
Robert B. Bzdick, CEO & Director	682,104	(3)	3.12%
David Wicker, VP Research & Operations and Director	229,834	(4)	1.05%
Philip Jones, CFO	186,667	(5)	*
David Klein, Director	11,667	(6)	*
Robert B. Fagenson, Director	1,049,500	(7)	4.83%
Ira A. Greenstein, Director	46,667	(8)	*
Roger O’Brien, Director	27,500	(9)	*
John Cronin, Director	5,000	(10)	*
All executive officers and directors as a group (8 persons)	2,238,939	(11)	10.04%

*	Does not exceed 1%

(1)	The business address of the individuals is c/o Document Security Systems, Inc., 28 East Main Street, Suite 1525, Rochester, New York 14614.

(2)	Based upon 21,709,488 shares of DSS Common Stock issued and outstanding on April 24, 2013.

(3)	Includes 166,667 shares of Common stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2013.

(4)	Includes 105,000 shares of DSS Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2013.

(5)	Includes 186,667 shares of DSS Common Stock issuable upon the exercise of stock options exercisable within 60 days April 24, 2013.

(6)	Includes 11,667 shares of DSS Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2013.

(7)	Includes 40,000 shares of DSS Common Stock issuable upon the exercise of currently exercisable stock options, 100,000 shares of DSS Common Stock held by Mr. Fagenson’s wife and an aggregate of 100,000 shares of DSS Common Stock held in trusts for Mr. Fagenson’s two adult children, of which Mr. Fagenson is trustee. Mr. Fagenson disclaims beneficial ownership of the 100,000 shares of DSS Common Stock held by his wife and the 100,000 shares of DSS Common Stock held in trusts for Mr. Fagenson’s two adult children.

(8)	Includes 46,667 shares of DSS Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2013.

(9)	Includes 27,500 shares of DSS Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2013.

(10)	Includes 5,000 shares of Common stock issuable upon the exercise of stock options exercisable within 60 days of April 24, 2013.

(11)	Includes an aggregate of 589,168 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 24, 2013.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE AND RELATED PERSON TRANSACTIONS

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2012, all Reporting Persons were in compliance with the applicable requirements of Section 16(a) of the Exchange Act.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 29, 2011, the Company used proceeds received from a commercial term note entered into with lender Neil Neuman to pay in full all sums owed under a credit agreement dated January 4, 2008, between the Company and Fagenson & Co., Inc. (“Fagenson & Co.”), as agent for certain lenders. The Fagenson & Co. credit agreement was terminated in its entirety on June 29, 2011 and the Company has no further obligations thereunder. Director Robert Fagenson was a principal of Fagenson & Co.

On August 22, 2011, the Company entered into a consulting agreement with Alan Harrison, a member of the Company’s Board of Directors, for consulting services with respect to Secuprint Inc., a wholly-owned subsidiary of the Company. Mr. Harrison received a consulting fee of $9,000 per month during the term of the agreement which expired on December 31, 2011.

On August 30, 2011, Premier Packaging Corporation (“PPC”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with Bzdick Properties, LLC, a New York limited liability company (“Bzdick Properties”), to purchase commercial real property in Victor, New York, for $1.5 million. The purchase price included a $150,000 subordinated promissory note from the Company to Bzdick Properties. Prior to the purchase, and since February 2010, PPC leased the property from Bzdick Properties under a lease at a rate of $13,333 per month. The promissory note to Bzdick Properties accrued interest at a rate of 9.5% per annum and matured on March 31, 2012, at which time the promissory note was paid-off in full, and Bzdick Properties was paid $150,000. Robert Bzdick, who serves as both a director of the Company and as our Chief Operating Officer, is a member of Bzdick Properties, LLC.

On February 20, 2012, the Company and ipCapital Group, Inc., a Delaware corporation (“ipCapital”), entered into an engagement letter (the “ipCapital Agreement”) for the provision of certain IP strategic consulting services by ipCapital. Under the terms of the ipCapital Agreement, fees payable for consulting services would range from $240,000 to $365,000 for the 2012 calendar year. In 2012, actual fees paid to ipCapital under the ipCapital Agreement totaled $325,000. In addition to cash fees, the Company issued ipCapital a five-year warrant to purchase up to 100,000 shares of the Company’s Common Stock at an exercise price of $4.62 per share. Also, on February 20, 2012, the Company entered into a three-year consulting arrangement with ipCapital for strategic advice on the development of the Company’s digital group infrastructure and cloud computing business strategy and issued ipCapital a five-year warrant to purchase up to 200,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share in consideration therefor. The warrants vest and become exercisable as to one-third of the shares subject to the warrants on the first, second and third anniversary of the date of issuance. John Cronin, a director of the Company, is Chairman, Managing Director and a 42% owner of ipCapital.

Effective on December 1, 2012, the Company entered into a consulting agreement with Patrick White, the Company’s former CEO. White will provide consulting services as requested by the Company, up to a maximum of 60 hours per month. Under the consulting agreement, White will be paid the sum of $14,167 per month from December 1, 2012 through February 28, 2014 and, thereafter, will be paid the sum of $11,667 per month for the remaining 12 months of the consulting agreement term.

Director Independence

The Company has determined that each of the following directors, Messrs. O’Brien, Fagenson, Greenstein, Cronin and Klein, qualify as independent directors (as defined under Section 803 of the NYSE MKT LLC Company Guide). Each of Timothy Ashman and Alan Harrison, whose directorship terms expired on June 14, 2012, were also independent directors (as defined under Section 803 of the NYSE MKT LLC Company Guide).

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.   The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for audit and review services for the fiscal years ended December 31, 2012 and 2011 were $148,850 and $155,000, respectively.

Audit Related Fees

The aggregate fees billed for other related services by our principal accountant, Freed Maxick CPAs, P.C., pertaining to registration statements and consultation on financial accounting or reporting standards for the years ended December 31, 2012 and 2011 were $58,925 and $22,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the year ended December 31, 2012 was $14,500. There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the year ended December 31, 2011.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2012 and 2011.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company's Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed by our principal accountant, Freed Maxick CPAs, P.C.   These services may include audit services, audit-related services, tax services and other services. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee's authority to management.  In accordance with these procedures, the Audit Committee pre-approved all services performed by Freed Maxick CPAs, P.C. The percentage of hours expended on Freed Maxick CPAs, P.C.’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

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

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

April 26, 2013	By:	/s/ Robert Bzdick
Robert Bzdick
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 26, 2013	By:	/s/ Robert Fagenson
Robert Fagenson
Director

April 26, 2013	By:	/s/ Robert Bzdick
Robert Bzdick
Chief Executive Officer and Director
(Principal Executive Officer)

April 26, 2013	By:	/s/ David Wicker
David Wicker
Vice President and Director

April 26, 2013	By:	/s/ David Klein
David Klein
Director

April 26, 2013	By:	/s/ Roger O’Brien
Roger O’Brien
Director

April 26, 2013	By:	/s/ Ira A. Greenstein
Ira A. Greenstein
Director

April 26, 2013	By:	/s/ John Cronin
John Cronin
Director

April 26, 2013	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

