Form 10-Q
period 2013-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2013-05-15
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of May 10, 2013, there were 21,709,488 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash	$1,195,968	$1,887,163
Accounts receivable, net of allowance of $60,000 ($60,000- 2012)	1,807,945	2,123,019
Inventory	869,571	817,685
Prepaid expenses and other current assets	383,206	290,402
Total current assets	4,256,690	5,118,269

Property, plant and equipment, net	3,600,440	3,723,908
Other assets	232,815	232,815
Goodwill	3,322,799	3,322,799
Other intangible assets, net	1,768,551	1,852,677

Total assets	$13,181,295	$14,250,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,443,636	$1,417,460
Accrued expenses and other current liabilities	1,263,792	1,223,244
Revolving lines of credit	-	238,240
Current portion of long-term debt	908,744	908,744

Total current liabilities	3,616,172	3,787,688

Long-term debt, net of unamortized discount of $33,000 ($44,000-2012)	1,411,347	1,483,676
Interest rate swap hedging liabilities	108,714	127,883
Deferred tax liability	132,412	127,675

Commitments and contingencies (see Note 6)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 21,709,488 shares issued and outstanding (21,705,969 in 2012)	434,189	434,118
Additional paid-in capital	56,174,366	55,872,917
Accumulated other comprehensive loss	(108,714)	(127,883)
Accumulated deficit	(48,587,191)	(47,455,606)

Total stockholders' equity	7,912,650	8,723,546

Total liabilities and stockholders' equity	$13,181,295	$14,250,468

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

(Unaudited)

	2013	2012

Revenue
Printing	$898,824	$669,628
Packaging	1,552,111	2,095,395
Plastic IDs and cards	828,408	680,182
Licensing and digital solutions	491,111	397,616

Total revenue	3,770,454	3,842,821

Costs of revenue
Printing	533,594	506,708
Packaging	1,189,930	1,630,482
Plastic IDs and cards	509,248	399,871
Licensing and digital solutions	82,092	55,191

Total costs of revenue	2,314,864	2,592,252

Gross profit	1,455,590	1,250,569

Operating expenses:
Selling, general and administrative	2,384,228	1,798,310
Research and development	59,059	147,697
Amortization of intangibles	84,126	76,026

Operating expenses	2,527,413	2,022,033

Operating loss	(1,071,823)	(771,464)

Other expense:
Interest expense	(43,967)	(70,932)
Amortizaton of note discount	(11,058)	(226,642)

Loss before income taxes	(1,126,848)	(1,069,038)

Income tax expense, net	4,737	4,737

Net loss	$(1,131,585)	$(1,073,775)

Other comprehensive loss:
Interest rate swap gain	19,169	22,642

Comprehensive loss	$(1,112,416)	$(1,051,133)

Net loss per share -basic and diluted:	$(0.05)	$(0.05)

Weighted average common shares outstanding, basic and diluted	21,708,550	20,074,170

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(1,131,585)	$(1,073,775)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	225,121	192,942
Stock based compensation	340,601	98,481
Amortization of note discount	11,058	226,642
Change in deferred tax provision	4,737	4,734
(Increase) decrease in assets:
Accounts receivable	315,074	99,672
Inventory	(51,886)	64,765
Prepaid expenses and other assets	(131,885)	(18,133)
Increase (decrease) in liabilities:
Accounts payable	26,176	(225,947)
Accrued expenses and other liabilities	45,258	135,506
Net cash used by operating activities	(347,331)	(495,113)

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,527)	(49,480)
Net cash used by investing activities	(17,527)	(49,480)

Cash flows from financing activities:
Net (payments) borrowings on revolving lines of credit	(238,240)	29,446
Payment of short-term loan from related party	-	(150,000)
Payments of long-term debt	(83,387)	(102,629)
Payments of capital lease obligations	(4,710)	(18,188)
Issuance of common stock, net of issuance costs	-	2,837,636
Net cash (used) provided by financing activities	(326,337)	2,596,265

Net (decrease) increase in cash	(691,195)	2,051,672
Cash beginning of period	1,887,163	717,679

Cash end of period	$1,195,968	$2,769,351

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc.’s (the “Company”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2012.

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

Plan of Merger - On October 1, 2012, DSS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lexington Technology Group, Inc. (“Lexington”) pursuant to which a wholly-owned subsidiary of DSS will merge with and into Lexington, with Lexington surviving the merger as a wholly-owned subsidiary of DSS (the “Merger”). Defined terms contained in the descriptions of the Merger which follow shall have the meanings ascribed to them in the Merger Agreement, filed with the Securities and Exchange Commission on October 4, 2012.

If the Merger is completed, the holders of Lexington Common Stock and Lexington Preferred Stock will have the right to receive, for each share of Lexington Common Stock or Lexington Preferred Stock they hold, as applicable, certain DSS securities, the number of which is based on the Common Stock Exchange Ratio, as such ratio is calculated pursuant to the terms of the Merger Agreement. The Common Stock Exchange Ratio was equal to 0.881 as of May 3, 2013.

The exact Common Stock Exchange Ratio, and therefore the actual number of DSS securities to be issued in respect of each share of Lexington capital stock, will not be determined until immediately prior to the completion of the Merger. Assuming the Merger had been completed on May 3, 2013, the following aggregate number of DSS securities would have been issued in the Merger to the holders of Lexington Common Stock and Preferred Stock:

•	up to 19,990,559 shares of DSS Common Stock;

•	7,100,000 shares of DSS Common Stock to be held in escrow;

•	up to 500,000 shares of DSS Common Stock if Lexington’s cash balance exceeds $7.25 million to a maximum of $9.0 million at the effective time of the Merger;

•	up to 4,859,894 Warrants with an exercise price of $4.80 per share that are exercisable for an aggregate of 4,859,894 shares of DSS Common Stock;

•	additional shares of DSS convertible preferred stock, or warrants with an exercise price of $.02 per share if the proposal to authorize DSS Preferred Stock is not approved by DSS stockholders, to any Lexington preferred stockholder that would beneficially own more than 9.99% of DSS Common Stock as a result of this Merger; and

•	for Lexington option holders only, 2,000,000 options to purchase DSS Common Stock in exchange for their options to purchase 3,600,000 shares of Lexington Common Stock.

Lexington is a private intellectual property monetization company that recently acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”) and invested in VirtualAgility, a developer of user-friendly programming platforms that facilitate the creation of sophisticated business applications without programming or coding. Lexington is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing
•	customized technology solutions (such as applications for medical electronic health records),
•	strategic partnerships, and
•	litigation

On October 3, 2012, Lexington, through its wholly-owned subsidiary, Bascom Research, initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research. The patents-in-suit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. On December 12, 2012, the lawsuits were transferred to the United States District Court for the Northern District of California.

Immediately following the completion of the Merger (without taking into account any shares of DSS Common Stock held by Lexington stockholders prior to the completion of the Merger), the former stockholders of Lexington are expected to own approximately 51% of the outstanding common stock of the combined company and the current stockholders of DSS are expected to own approximately 49% of the outstanding common stock of the combined company. In addition, Lexington stockholders will own 100% of the outstanding DSS preferred stock, if approved.

It is currently expected that the Merger will be treated by DSS as a reverse merger under the acquisition method of accounting in accordance with GAAP. For accounting purposes, Lexington is considered to be acquiring DSS in this transaction. However, certain assumptions made by DSS and certain factors may change from the date of this filing to the date of the Merger that could cause the Merger to not being considered a reverse merger, and if so, then the Merger would be accounted for as a business combination with DSS as the accounting acquirer.

The Company has expended significant efforts and management attention on the proposed Merger transaction. There is no assurance that the transactions contemplated by the Merger Agreement will be consummated. If the Merger transaction is not consummated for any reason, the business and operations, as well as the market price of The Company’s stock and warrants may be adversely affected. The Company has filed a Form S-4 Registration Statement with the SEC regarding the proposed Merger. The Merger requires approval by the stockholders of both Lexington and DSS, and if approved, the Company currently estimate that the Merger will close on or about July 1, 2013.

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

As of March 31, 2013 and 2012, there were up to 4,371,534 and 4,293,191, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. During the three months ended March 31, 2013 and 2012, one customer accounted for 16% and 33%, respectively, of the Company’s consolidated revenue. As of March 31, 2013 and 2012, this customer accounted for 3% and 29%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on a term loan and promissory note with RBS Citizens, N.A. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of non-performance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The fair value of interest rate swap hedging liabilities as of March 31, 2013 amounted to $108,714 ($127,883 - December 31, 2012) and the net gain attributable to this cash flow hedge recorded during the three months ended March 31, 2013 amounted to $19,169 ($22,642– March 31, 2012).

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

Financial instruments include cash, which is a short term investment and its carrying amount is a reasonable estimate of fair value, interest rate swaps as discussed above, notes payable and a convertible note payable. Notes payable are valued based on rates currently available to financial institutions for debt with similar terms and remaining maturities. The carrying value approximates the fair value of these debt instruments as of March 31, 2013 and December 31, 2012. The convertible note payable is recorded at its face amount, net of an unamortized discount for a beneficial conversion feature and has an estimated fair value of approximately $591,000 ($565,000 - December 31, 2012) based on the underlying shares the note can be converted into at the trading price on March 31, 2013. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2013	2012

Finished Goods	$483,242	$270,776
Work in process	123,026	101,694
Raw Materials	263,303	445,215

	$869,571	$817,685

3.     Other Intangible Assets

Other intangible assets include patent application costs, customer lists and non-compete agreements obtained as a result of acquisitions. The Company’s patents and trade secrets are for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

Other intangible assets are comprised of the following:

			March 31, 2013			December 31, 2012
	Useful Life		Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years		$2,405,300	$1,304,891	$1,100,409	$2,405,300	$1,243,865	$1,161,435
Patent application costs	Varied	(1)	956,714	288,572	668,142	956,714	265,472	691,242

			$3,362,014	$1,593,463	$1,768,551	$3,362,014	$1,509,337	$1,852,677

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of March 31, 2013, the weighted average remaining useful life of these assets in service was approximately 10 years.

Amortization expense for the three months ended March 31, 2013 amounted to $84,126 ($76,026 – 2012). Approximate expected amortization for each of the five succeeding fiscal years is as follows:

2014	$314,000
2015	$314,000
2016	$227,000
2017	$189,000
2018	$176,000

4.    Short-Term and Long-Term Debt

Revolving Credit Lines - The Company entered into a credit facility agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging Corporation (“Premier”). As amended on July 26, 2011, the credit facility agreement provides Premier with a revolving credit line of up to $1,000,000.  The revolving line bears interest at 1 Month LIBOR plus 3.75% (3.95% as of March 31, 2013) and matures on May 31, 2013. As of March 31, 2013, the revolving line had a zero balance ($194,680, net of sweep account of $349,976 as of December 31, 2012).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that matures on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount and will be amortized over the term of the note. The note is secured by all of the assets (excluding assets leased) of Secuprint Inc., a subsidiary of the Company, is subject to various events of default, and had a balance of $575,000 as of March 31, 2013 ($575,000 - December 31, 2012).

On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, the Company entered into a term loan with Citizens Bank for $1,500,000.    As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.95% at March 31, 2013).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of March 31, 2013, the balance of the term loan was $575,000 ($650,000 - December 31, 2012).

Promissory Note - On August 30, 2011, the Company’s wholly owned subsidiary Premier purchased the packaging plant it occupies in Victor, New York for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained by Premier from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 month LIBOR plus 3.15% (3.35% at March 31, 2013). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of March 31, 2013, the Promissory Note had a balance of $1,165,106 ($1,170,831 - December 31, 2012).

Term Note - On October 8, 2010, the Company amended its credit facility Agreement with Citizens Bank to add a standby term loan Note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the standby term loan note was converted into a term note payable in monthly installments of $887 plus interest over 5 years. As of March 31, 2013, the balance under this term note was $38,157 ($40,819 - December 31, 2012).

All of the Citizens Bank credit facilities are secured by all of the assets of Premier, and are also secured through cross guarantees by the Company and two of its other wholly owned subsidiaries, Plastic Printing Professionals, Inc. and Secuprint Inc. Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants.

5.     Stockholders’ Equity

Stock Warrants - -On January 21, 2013, the Company issued Century Media Group Inc. a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share (“Warrant”). The Warrant vested on the date of grant (“Grant Date”), and carries a term of two years commencing from the Grant Date. In conjunction with the issuance of the above-described Warrant, the Company cancelled a warrant previously issued to Century Media Group on February 20, 2012 (the “February 2012 Warrant”). The February 2012 Warrant consisted of a 14-month, immediately vested warrant to purchase up to 250,000 shares of the Company’s common stock, par value $.02 per share, at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 block of shares covered by the February 2012 Warrant. The February 2012 Warrant was issued as partial consideration for a one-year investor relations consulting agreement previously entered into between the Company and Century Media on February 20, 2012 (the “Century Media Consulting Agreement”). The Century Media Consulting agreement expired on its stated termination date of February 20, 2013. As a result of the new Warrant, approximately $33,000 of stock based compensation expense was recorded in the three months ended March 31, 2013.

Stock Options - During the three months ended March 31, 2013, the Company issued options to purchase up to an aggregate of 28,750 shares of its common stock to its non-executive board members at an exercise price of $2.51 per share. The fair value of these options amounted to approximately $29,000 determined by utilizing the Black Scholes Merton option pricing model.

On January 10, 2013, the Company modified 80,000 fully vested options held by former non-executive board members that were set to expire on January 14, 2013 by extending the expiration dates to between January 2, 2014 and January 14, 2014. These options had been granted between 2009 and 2012. The incremental compensation costs associated with this modification of approximately $34,000 was recognized during the three months ended March 31, 2013 and is included in selling, general and administrative expenses.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2013, the Company had stock compensation expense of approximately $341,000 or $0.02 per share ($98,000; $0.01 per share - 2012).

As of March 31, 2013, there was approximately $859,000 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of approximately three years. This amount includes $109,000 of stock based compensation for options that will vest upon the Company’s Merger with Lexington, which the Company believes is likely, but excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

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

In a series of court decisions spanning from March 2007 through December 2010, the Patent was invalidated in each of the United Kingdom, Germany, France, The Netherlands, Belgium, Luxembourg, Austria and Italy. The Company did not further appeal these decisions.   On March 24, 2010 the Spanish Court ruled that the Patent was valid. The ECB appealed the ruling in Spain, and the appeal hearing was held on April 4, 2013. A decision is expected in the second quarter of 2013.

During the course of the litigation, the losing party in the ECB Litigation, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of March 31, 2013, pursuant to foreign judgments for costs and fees, the Company has recorded as accrued liabilities approximately €159,000 ($204,000) for the Germany case and approximately €175,000 ($224,000) for the Netherlands case for such fees. In February 2013, the ECB filed an action in the United States District Court, Western District of New York to domesticate the amounts due in the Germany proceeding. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg which amounts to €93,752 ($120,000) as of March 31, 2013, which, unless the amount is settled, will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

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

On October 24, 2011 the Company initiated a law suit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleged breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking in excess of $10 million in money damages from Coupons.com for those claims. In a motions decision rendered on August 20, 2012, the District Court judge dismissed the Company’s unfair competition and unjust enrichment claims. The Company’s breach of contract claim remains intact as of the date of this report.

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

Merger Termination Fees –  Pursuant to the Company’s Agreement and Plan of Merger (“Merger Agreement”) with Lexington, as amended, , if the Merger Agreement is terminated at any time prior to the closing of the Merger, as follows: (a) by mutual written consent of DSS, Merger Sub and Lexington; (b) by either party in the event the Merger has not closed by the later of (i) May 21, 2013 or (ii) if the Registration Statement containing the Proxy Statement has been declared effective by the SEC prior to May 21, 2013, the first business day following the date of DSS’s Special Meeting (including any adjournments or postponements), but no later than June 30, 2013; (c) by either DSS or Lexington if any law enacted by a governmental authority prohibits the consummation of the Merger, or any governmental authority has issued an order or taken any other action which restrains, enjoins or otherwise prohibits the Merger; (d) by either DSS or Lexington if the other party’s stockholders do not approve the Merger, unless the failure to obtain approval is attributable to a failure on the part of such party seeking to terminate the Merger Agreement; (e) by DSS if (i) the Lexington’s board of directors changes its recommendation for approval of the Merger, (ii) the board of directors of Lexington or any authorized committee has failed to present or recommend the approval of the Merger Agreement and the Merger to the stockholders, (iii) Lexington shall have entered or caused itself or its subsidiaries to enter, into any letter of intent, agreement in principle, term sheet, merger agreement, acquisition agreement or other similar agreement related to any Lexington Acquisition Proposal or (iv) Lexington shall have breached any term of the non-solicitation provision of the Merger Agreement; (f) by Lexington if (i) the DSS board of directors changes their recommendation for approval of the Merger, (ii) the board of directors of DSS or any authorized committee has failed to present or recommend the approval of the Merger Agreement and the Merger to the stockholders, (iii) DSS shall have entered or caused itself or its subsidiaries to enter, into any letter of intent, agreement in principle, term sheet, merger agreement, acquisition agreement or other similar agreement related to any DSS Acquisition Proposal or (iv) DSS shall have breached any term of the non-solicitation provision of the Merger Agreement; (g) by either party if the other party, or in the case of Lexington, DSS or Merger Sub, is in material breach of its obligations or representations or warranties under the Merger Agreement; (h) by either DSS or Lexington if prior to obtaining stockholder approval such party determines to enter into a definitive agreement relating to a superior proposal; or (i) by Lexington, at any time, upon payment to DSS of a fee equal to $5,000,000. Under certain circumstances, if the Merger Agreement is terminated by either DSS or Lexington, then DSS shall pay to Lexington, a termination fee in cash equal to the sum of (i) $3,000,000 plus (ii) 5% of the consideration paid to all security holders of DSS in connection with a superior proposal in the same form as such consideration is paid to such security holders.

Contingent Litigation Payments – Pursuant to an agreement made in December 2004, the Company is required to share the economic benefit derived from settlements, licenses or subsequent business arrangements that the Company obtains from any infringer of patents formerly owned by the Wicker Family.  For infringement matters involving certain U.S. patents, the Company will be required to disburse 30% of the settlement proceeds.  For infringement matters involving certain foreign patents, the Company will be required to disburse 14% of the settlement proceeds.  These payments do not apply to licenses or royalties derived from patents that the Company has developed or obtained from persons other than the Wicker Family.  In addition, in May 2005, the Company entered into an agreement with its legal counsel in charge of the Company’s litigation with the European Central Bank which called for a $150,000 contingent payment to the legal counsel upon a successful ruling or settlement on the Company’s behalf in that litigation. As of March 31, 2013, there has been no settlement amounts related to these agreements.

The Company has a legal fee agreement with Niro, Haller & Niro in connection with its lawsuit against Coupons.com. Under the agreement, the Company would pay Niro, Haller & Niro 33% of any settlements or damages awards collected from Coupons.com in connection with the suit. Under the agreement, the Company is responsible for payment of out-of-pocket charges and disbursements of Niro, Haller & Niro necessarily accrued during the prosecution of the suit. This fee agreement replaced an agreement the Company had with Nixon Peabody LLP, the Company’s former legal counsel on the Coupons.com litigation.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of March 31, 2013, the Company considers the likelihood that the payment will be required as remote.

Related Party Consulting Payments - During the three months ended March 31, 2013, the Company paid approximately $47,000 in consulting fees to Patrick White, its former CEO, under a consulting agreement that will expire in March 2015.

7. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2013 and 2012 is approximately as follows:

	2013	2012

Cash paid for interest	$44,000	$71,000

Non-cash investing and financing activities:
Beneficial conversion feature issued with convertible debt	$-	$216,000
Conversion of debt and accrued interest to equity	$-	$580,000
Warrant issued for prepaid consulting services	$-	$248,000
Gain from change in fair value of interest rate swap derivative	$19,000	$23,000

8.     Segment Information

The Company's businesses are organized, managed and internally reported as four operating segments.   A summary of the four reportable segments follows:

DSS Printing	Licenses security printing technologies and manufactures and sells secure documents such as vital records, transcripts, safety paper, secure coupons, voter ballots, event tickets, among others. In addition, sells general commercial printing services utilizing digital and offset printing capabilities.

DSS Plastics	Manufactures and sells secure and non-secure plastic printed products such as ID cards, event badges and passes, and loyalty and gift cards, among others. Plastic cards include RFID chips, magnetic strips with variable data, and high quality graphics with overt and covert security features.

DSS Packaging	Manufactures and sells secure and non-secure custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others.

DSS Digital	Develops, installs, hosts and services IT services including remote server and application hosting, cloud computing, secure document systems, back-up and disaster recovery services and custom program development services.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2013 and 2012 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2013	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$1,143,000	828,000	1,552,000	247,000	-	$3,770,000
Revenues from transactions with other operating segments of the Company	113,000	-	44,000	-	-	157,000
Depreciation and amortization	26,000	49,000	97,000	28,000	25,000	225,000
Net (loss) profit	181,000	(23,000)	(85,000)	(218,000)	(987,000)	(1,132,000)
Identifiable assets	2,181,000	2,197,000	6,607,000	1,052,000	1,144,000	13,181,000

Three Months Ended March 31, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$818,000	680,000	2,095,000	250,000	-	$3,843,000
Revenues from transactions with other operating segments of the Company	143,000	-	-	-	-	143,000
Depreciation and amortization	22,000	44,000	97,000	14,000	16,000	193,000
Net (loss) profit	(164,000)	(31,000)	67,000	(33,000)	(913,000)	(1,074,000)
Identifiable assets	2,052,000	2,033,000	6,783,000	841,000	3,102,000	14,811,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including, without limitation, those contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and as follows:

•	Our limited operating history with our business model.
•	The inability to adequately protect our intellectual property.
•	Intellectual property infringement or other claims presently unknown to us, which could be filed against us, or against our customers or our intellectual property, which could be costly to defend and result in our loss of significant rights.
•	The failure of our products and services to achieve market acceptance.
•	Changes in document security technology and standards which could render our applications and services obsolete.
•	The inability to compete in our market, especially against established industry competitors with greater market presence and financial resources.
•	The inability to meet our growth strategy of acquiring complementary businesses and assets and expanding our existing operations.

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

In October 2012, the Company introduced AuthentiGuard®, an iPhone application for authentication, targeted to major pharmaceutical and other companies worldwide. The application is a cloud-enabled solution that permits efficient and cost effective authentication for packaging, documents and credentials. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists duplication on copiers and scanners in a product's packaging. Product verification using the iPhone application creates real-time, accurate authentication results for brand owners that can be integrated into existing information systems.

The Company does business in four operating segments as follows:

DSS Printing Group — Provides secure and commercial printing services for end-user customers along with technical support for the Company’s technology licensees. The division produces a wide array of printed materials such as security paper, vital records, prescription paper, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, brochures, direct mailing pieces, catalogs, business cards, etc. The division also provides the basis of research and development for the Company’s security printing technologies.

DSS Plastics Group — Manufactures laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, Biometric, Radio Frequency Identification (RFID) and watermarks for printed plastic documents such as ID cards, event badges, and driver’s licenses.

DSS Packaging Group — Produces custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others. The division incorporates our security technologies into printed packaging to help companies prevent or deter brand and product counterfeiting.

DSS Digital Group — Provides data center centric solutions to businesses and governments delivered via the “cloud”. This division developed the Company’s iPhone based application that integrates some of the Company’s traditional optical deterrent technologies into proprietary digital data security based solutions for brand protection and product diversion prevention.

On October 1, 2012, DSS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lexington Technology Group, Inc. (“Lexington”) pursuant to which a wholly-owned subsidiary of DSS will merge with and into Lexington, with Lexington surviving the merger as a wholly-owned subsidiary of DSS (the “Merger”). Defined terms contained in the descriptions of the Merger which follow shall have the meanings ascribed to them in the Merger Agreement, filed with the Securities and Exchange Commission on October 4, 2012.

If the Merger is completed, the holders of Lexington Common Stock and Lexington Preferred Stock will have the right to receive, for each share of Lexington Common Stock or Lexington Preferred Stock they hold, as applicable, certain DSS securities, the number of which is based on the Common Stock Exchange Ratio, as such ratio is calculated pursuant to the terms of the Merger Agreement. The Common Stock Exchange Ratio was equal to 0.881 as of May 3, 2013.

The exact Common Stock Exchange Ratio, and therefore the actual number of DSS securities to be issued in respect of each share of Lexington capital stock, will not be determined until immediately prior to the completion of the Merger. Assuming the Merger had been completed on May 3, 2013, the following aggregate number of DSS securities would have been issued in the Merger to the holders of Lexington Common Stock and Preferred Stock:

•	up to 19,990,559 shares of DSS Common Stock;

•	7,100,000 shares of DSS Common Stock to be held in escrow;

•	up to 500,000 shares of DSS Common Stock if Lexington’s cash balance exceeds $7.25 million to a maximum of $9.0 million at the effective time of the Merger;

•	up to 4,859,894 Warrants with an exercise price of $4.80 per share that are exercisable for an aggregate of 4,859,894 shares of DSS Common Stock;

•	additional shares of DSS convertible preferred stock, or warrants with an exercise price of $.02 per share if the proposal to authorize DSS Preferred Stock is not approved by DSS stockholders, to any Lexington preferred stockholder that would beneficially own more than 9.99% of DSS Common Stock as a result of this Merger; and

•	for Lexington option holders only, 2,000,000 options to purchase DSS Common Stock in exchange for their options to purchase 3,600,000 shares of Lexington Common Stock.

Lexington is a private intellectual property monetization company that recently acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”) and invested in VirtualAgility, a developer of user-friendly programming platforms that facilitate the creation of sophisticated business applications without programming or coding. Lexington is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing
•	customized technology solutions (such as applications for medical electronic health records),
•	strategic partnerships, and
•	litigation

On October 3, 2012, Lexington, through its wholly-owned subsidiary, Bascom Research, initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research. The patents-in-suit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. On December 12, 2012, the lawsuits were transferred to the United States District Court for the Northern District of California.

Immediately following the completion of the Merger (without taking into account any shares of DSS Common Stock held by Lexington stockholders prior to the completion of the Merger), the former stockholders of Lexington are expected to own approximately 51% of the outstanding common stock of the combined company and the current stockholders of DSS are expected to own approximately 49% of the outstanding common stock of the combined company. In addition, Lexington stockholders will own 100% of the outstanding DSS preferred stock, if approved.

It is currently expected that the Merger will be treated by DSS as a reverse merger under the acquisition method of accounting in accordance with GAAP. For accounting purposes, Lexington is considered to be acquiring DSS in this transaction. However, certain assumptions made by DSS and certain factors may change from the date of this filing to the date of the Merger that could cause the Merger to not being considered a reverse merger, and if so, then the Merger would be accounted for as a business combination with DSS as the accounting acquirer.

We have expended significant effort and management attention on the proposed Merger transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the Merger transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. The Company has filed a Form S-4 Registration Statement with the SEC regarding the proposed Merger. The Merger requires approval by the stockholders of both Lexington and DSS, and if approved, we currently estimate that the Merger will close on or about July 1, 2013, if approved by our stockholders.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	% change
Revenue
Printing	$899,000	$670,000	34%
Packaging	1,552,000	2,095,000	-26%
Plastic IDs and cards	828,000	680,000	22%
Licensing and digital solutions	491,000	398,000	23%
Total Revenue	$3,770,000	$3,843,000	-2%

For the three months ended March 31, 2013, revenue was $3.8 million, which was a decrease of 2% from the three months ended March 31, 2012. During the quarter, the Company realized revenue increases in all of its divisions except for its packaging division. The Company’s packaging division was negatively impacted by the timing of orders from its largest customer, which had significantly increased its orders for its post-holiday products during the fourth quarter in 2012 as compared to the previous year, in which the customer ordered its post-holiday products in early January. The Company expects that this customer will resume its normal order levels during the remainder of 2013. Revenues at the Company’s printing division increased 34% during the first quarter of 2013 as compared to the same period in 2012 which reflected the positive impact of an increase in secure coupon orders as well as a large commercial printing order. The Company’s plastic group’s revenue increased 22% during the first quarter of 2013 as compared to the same period in 2012, primarily due to new projects for RFID cards, along with an increase in sales for sports event badges. Finally, the Company’s licensing and digital sales increased 23% during the first quarter of 2013 as compared to the same period in 2012 which reflected an increase in licensing royalties from the Company’s largest licensee.

Cost of Revenue and Gross Profit

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	% change

Costs of revenue
Printing	$534,000	$507,000	5%
Packaging	1,190,000	1,630,000	-27%
Plastic IDs and cards	509,000	400,000	27%
Licensing and digital solutions	82,000	55,000	49%
Total cost of revenue	$2,315,000	$2,592,000	-11%

Gross profit
Printing	$365,000	$163,000	124%
Packaging	362,000	465,000	-22%
Plastic IDs and cards	319,000	280,000	14%
Licensing and digital solutions	409,000	343,000	19%
Total gross profit	$1,455,000	$1,251,000	16%
Gross profit percentage	39%	33%	19%

For the three months ended March 31, 2013, gross profit increased 16% to $1,455,000 as compared to the three months ended March 31, 2012. The increase in gross profit was primarily due to a 124% increase in gross profits in the Company’s printing group, which benefited from a favorable product sales mix as the Company focused on higher margin projects, along with a 14% increase in gross profits in the Company’s plastics group and a 19% increase in licensing and digital solutions gross profits. These increases were partially offset by a 22% decrease in gross profits from the packaging division during the first quarter of 2013 as compared to the same period in 2012 due to the decrease in packaging revenue experienced during the first quarter of 2013.

Operating Expenses

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	% change

Operating Expenses
Sales, general and administrative compensation	$1,135,000	$1,065,000	7%
Professional Fees	414,000	187,000	121%
Sales and marketing	82,000	82,000	0%
Rent and utilities	157,000	151,000	4%
Other	222,000	183,000	21%
	2,010,000	1,668,000	21%

Other Operating Expenses
Non-production depreciation and amortization	34,000	32,000	6%
Research and development, including research and development costs paid by equity instruments	59,000	148,000	-60%
Stock based compensation	340,000	98,000	247%
Amortization of intangibles	84,000	76,000	11%
	517,000	354,000	46%

Total Operating Expenses	$2,527,000	$2,022,000	25%

Sales, general and administrative compensation costs, excluding stock base compensation, was 7% higher in the first quarter of 2013 as compared to the first quarter of 2012 due to the higher headcount at the Company’s digital group which offset decreases in headcount in the Company’s other divisions. The Company has increased headcount at it digital division to support the development and roll-out of its AuthentiGuard® iPhone application.

Professional fees increased 121% during the first quarter of 2013 as compared to the first quarter of 2012 primarily due to legal and shareholder filing fees, related to the Company costs to file its Registration Statement on Form S-4 and amendments thereto with the SEC in conjunction with its potential merger with Lexington, and an increase in investor relations costs.

Sales and marketing costs primarily consist of internet and trade publication advertising, travel costs, and trade show participation expenses. There was no significant change in sales and marketing costs between the first quarter of 2012 and 2013.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses for the three months ended March 31, 2013 increased 21% as compared to the same period in 2012, primarily due to higher insurance costs.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three months ended March 31, 2013, the Company’s research and development costs decreased 60% from the same period in 2012, primarily due to the absence of costs for ipCapital, a third party consulting firm that the Company used during 2012 to increase its intellectual property portfolio of patents and trade secrets in the security field.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation for the three months ended March 31, 2013 increased 247% from the three months ended March 31, 2012, primarily due to the estimated value of warrants issued to certain of the Company’s management and board members that will vest upon the completion of the Company’s proposed merger with Lexington, which the Company expects to occur in the second quarter of 2013. If the merger is not completed, then these expenses will be reversed.

Amortization of intangibles expense increased in the first quarter of 2013 as compared to 2012 due to the increase in the Company’s patent asset base due to the costs capitalized during 2012 by the Company for its patent applications filed during 2012, primarily related to the Company’s digital product lines.

Net Loss and Loss per Share

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	% change
Net loss	$(1,132,000)	$(1,074,000)	5%

Net loss per share, basic and diluted	$(0.05)	$(0.05)	0%

Weighted average common shares outstanding, basic and diluted	21,708,550	20,074,170	8%

During the three months ended March 31, 2013, the Company had a net loss of $1,132,000, representing a 5% increase from the net loss during the three months ended March 31, 2012. The increase in net loss was significantly impacted by the $242,000 increase in stock based compensation expense and approximately $107,000 in legal, accounting and filing and printing costs associated with the Company’s proposed merger with Lexington.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the private placement of equity securities and debt financings. As of March 31, 2013, the Company had cash of approximately $1.2 million. In addition, the Company had approximately $1,000,000 available to its Packaging division under a revolving credit line.

Operating Cash Flow – During the first three months of 2013, the Company used approximately $347,000 of cash for operations, a 30% decrease from the Company’s use of cash for operations during the first three months 2012.

Investing Cash Flow - During the first three months of 2013, the Company spent approximately $18,000 on equipment additions at its corporate and plastic divisions.

Financing Cash Flows - During the first three months of 2013, the Company used approximately $326,000 to pay down its revolving credit line balance and scheduled long-term debt payments.

Future Capital Needs - As of March 31, 2013, the Company had cash of approximately $1.2 million and had $1,000,000 available to its Packaging division under a revolving credit line. In addition, the Company will receive at least $6,250,000 from its merger partner, Lexington Technology Group (See Note 1) if the merger is completed. The Company believes that its proposed merger will be completed in the second quarter of 2013 and therefore, the Company believes that its current cash and the cash it will receive in the Merger and the availability of funds under its credit line resources provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months. However, if the merger is not completed in the expected time period, and if the Company cannot generate sufficient cash from its operations in the future, the Company may need to raise additional funds in order to fund its working capital needs and pursue its growth strategy. However, there is no guarantee we will be able to raise such funds if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2013, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2013.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to continue to monitor and review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process. In addition, the Company expects to be able to utilize the additional accounting and financial resources of Lexington if the proposed merger is completed, which will likely help the Company to further remediate its material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our fiscal quarter ending March 31, 2013 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities which were not previously reported.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 15, 2013	By:	/s/ Robert Bzdick
Robert Bzdick Chief Executive Officer
May 15, 2013	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer

