Form 10-Q
period 2013-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2013-08-13
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, there were 45,957,515 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash	$559,286	$1,887,163
Accounts receivable, net of allowance of $60,000 ($60,000- 2012)	2,117,681	2,123,019
Inventory	815,219	817,685
Prepaid expenses and other current assets	325,152	290,402
Total current assets	3,817,338	5,118,269

Property, plant and equipment, net	4,217,482	3,723,908
Other assets	222,605	232,815
Goodwill	3,322,799	3,322,799
Other intangible assets, net	1,736,931	1,852,677

Total assets	$13,317,155	$14,250,468
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,389,469	$1,417,460
Accrued expenses and other current liabilities	1,473,450	1,223,244
Revolving lines of credit	69,993	238,240
Short-term debt, net of unamortized discount of $64,000	786,320	-
Current portion of long-term debt, net of unamortized discount of $0 ($44,000-2012)	333,744	864,514
Total current liabilities	4,052,976	3,743,458

Long-term debt	2,012,869	1,527,906
Interest rate swap hedging liabilities	51,775	127,883
Deferred tax liability	137,149	127,675

Commitments and contingencies (see Note 6)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 21,753,007 shares issued and outstanding (21,705,969 in 2012)	435,060	434,118
Additional paid-in capital	57,191,771	55,872,917
Accumulated other comprehensive loss	(51,775)	(127,883)
Accumulated deficit	(50,512,670)	(47,455,606)
Total stockholders' equity	7,062,386	8,723,546
Total liabilities and stockholders' equity	$13,317,155	$14,250,468

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012

Revenue
Printing	$671,805	$852,115	$1,570,629	$1,521,743
Packaging	2,172,932	1,574,450	3,725,043	3,669,845
Plastic IDs and cards	977,005	799,188	1,805,413	1,479,370
Licensing and digital solutions	457,564	433,635	948,675	831,251
Total revenue	4,279,306	3,659,388	8,049,760	7,502,209

Costs of revenue
Printing	385,496	632,512	919,090	1,139,220
Packaging	1,596,042	1,200,617	2,785,972	2,831,099
Plastic IDs and cards	598,934	429,842	1,108,182	829,713
Licensing and digital solutions	72,535	61,821	154,627	117,012
Total costs of revenue	2,653,007	2,324,792	4,967,871	4,917,044

Gross profit	1,626,299	1,334,596	3,081,889	2,585,165

Operating expenses:
Selling, general and administrative	3,308,808	1,959,622	5,693,036	3,757,932
Research and development	61,795	223,436	120,854	371,133
Amortization of intangibles	84,126	76,026	168,252	152,052
Operating expenses	3,454,729	2,259,084	5,982,142	4,281,117

Operating loss	(1,828,430)	(924,488)	(2,900,253)	(1,695,952)

Other expense:
Interest expense	(49,548)	(54,673)	(93,515)	(125,605)
Amortizaton of note discount and loss on debt extinguishment	(42,764)	(11,058)	(53,822)	(237,700)

Loss before income taxes	(1,920,742)	(990,219)	(3,047,590)	(2,059,257)

Income tax expense, net	4,737	4,737	9,474	9,474

Net loss	$(1,925,479)	$(994,956)	$(3,057,064)	$(2,068,731)

Other comprehensive loss:
Interest rate swap gain (loss)	56,939	(45,134)	76,108	(22,492)

Comprehensive loss	$(1,868,540)	$(1,040,090)	$(2,980,956)	$(2,091,223)

Net loss per share -basic and diluted:	$(0.09)	$(0.05)	$(0.14)	$(0.10)

Weighted average common shares outstanding, basic and diluted	21,710,034	20,711,026	21,711,503	20,391,926

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(3,057,064)	$(2,068,731)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	454,129	390,884
Stock based compensation	1,288,689	331,526
Amortization of note discount	27,570	237,700
Loss on extinquishment of debt	26,252	-
Change in deferred tax provision	9,474	9,474
(Increase) decrease in assets:
Accounts receivable	5,338	(52,173)
Inventory	2,466	31,171
Prepaid expenses and other assets	(69,859)	(73,469)
Increase (decrease) in liabilities:
Accounts payable	124,863	(64,066)
Accrued expenses and other liabilities	250,206	(171,286)
Net cash used by operating activities	(937,936)	(1,428,970)

Cash flows from investing activities:
Purchase of property, plant and equipment	(82,312)	(105,782)
Purchase of other intangible assets	(52,506)	(106,775)
Net cash used by investing activities	(134,818)	(212,557)

Cash flows from financing activities:
Net (payments) borrowings on revolving lines of credit	(168,247)	4,158
Payment of short-term loan from related party	-	(150,000)
Payments of long-term debt	(166,876)	(185,835)
Payments of capital lease obligations	-	(55,228)
Issuance of common stock, net of issuance costs	80,000	2,828,669

Net cash (used) provided by financing activities	(255,123)	2,441,764

Net (decrease) increase in cash	(1,327,877)	800,237
Cash beginning of period	1,887,163	717,679

Cash end of period	$559,286	$1,517,916

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc.’s (the “Company” or “DSS” ) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2012.

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

Completion of Merger with Lexington Technology Group

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc., a Delaware corporation (“Lexington”), pursuant to the terms and conditions of the previously announced Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”), by and among the Company, Lexington, Merger Sub and Hudson Bay Master Fund Ltd. (“Hudson Bay”), as representative of Lexington’s stockholders (the “Merger”). Effective on July 1, 2013, as a result of the Merger, Lexington became a wholly-owned subsidiary of DSS. In connection with the Merger, the Company issued on the Closing Date, its securities to Lexington’s stockholders in exchange for the capital stock owned by Lexington’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”) ; (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, entered into by and among the Company, Hudson Bay and American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to Lexington’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of Lexington’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium Capital Advisors, LLC, 400,000 are currently being held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

As a result of the consummation of the Merger, as of the Closing Date, the former stockholders of Lexington own approximately 51% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger own approximately 49% of the outstanding common stock of the combined company.

Pursuant to the Escrow Agreement, the shares of the Company’s Common Stock deposited in the escrow account will be released to the holders of the Lexington common stock (pro rata on a fully-diluted basis as of the effective time of the Merger) if and when the closing price per share of the Company’s Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of the Company’s Common Stock held in escrow shall be cancelled and returned to the treasury of the Company. Lexington stockholders will have voting rights with respect to the Company’s shares owned by such stockholders and held in escrow for one year following the closing of the Merger even though such shares may be cancelled and returned to the treasury of the Company if the condition for release of the shares held in escrow is not met.

If after one year, the shares held in escrow are cancelled because the conditions discussed above were not met, the former stockholders of Lexington are expected to own approximately 45% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger are expected to own approximately 55% of the outstanding common stock of the combined company (without taking into account any shares of the Company’s Common Stock held by Lexington’s stockholders prior to the completion of the Merger, and excluding the exercise of any options and warrants).

The transaction will be accounted for as a business combination in accordance with the Business Combination Topic of the FASB ASC 805. Under the guidance, the assets and liabilities of the acquired business, Lexington, are recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded.

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

As of June 30, 2013 and 2012, there were up to 4,286,534 and 4,225,691, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods. On July 1, 2013, in connection with the Merger, the Company issued the following: (i) 16,558,387 shares of the Company’s common stock, (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018, and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023. In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of Lexington’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium Capital Advisors, LLC, 400,000 shall be held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement. These shares and potentially issuable shares are not included in the earnings per share as of June 30, 2013.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions. During the six months ended June 30, 2013 and 2012, one customer accounted for 22% and 24%, respectively, of the Company’s consolidated revenue. As of June 30, 2013 and 2012, this customer accounted for 20% and 22%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on a term loan and promissory note with RBS Citizens, N.A. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of non-performance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The fair value of interest rate swap hedging liabilities as of June 30, 2013 amounted to $51,775 ($127,883 - December 31, 2012) and the net gain attributable to this cash flow hedge recorded during the six months ended June 30, 2013 amounted to $76,108 ($22,492 loss– June 30, 2012).

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

Fair Value of Financial Instruments - Financial instruments include cash, which is a short term investment and its carrying amount is a reasonable estimate of fair value, interest rate swaps as discussed above, notes payable and a convertible note payable. Notes payable are valued based on rates currently available to financial institutions for debt with similar terms and remaining maturities. The carrying value approximates the fair value of these debt instruments as of June 30, 2013 and December 31, 2012. On May 24, 2013, the Company amended its convertible note to extend the maturity of the note. This resulted in a change in the fair value of the embedded conversion option that exceeded 10% of the carrying value of the original debt, and as a result, was accounted for in accordance with FASB Topic ASC 470-50 “Debt Modifications and Extinguishments”. The convertible note payable was recorded at its fair value as of May 24, 2013. As of June 30, 2013, the note has an estimated fair value of approximately $598,000 ($565,000 - December 31, 2012) based on the underlying shares the note can be converted into at the trading price on June 30, 2013. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2.      Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2013	2012

Finished Goods	$324,137	$270,776
Work in process	218,337	101,694
Raw Materials	272,745	445,215

	$815,219	$817,685

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

Other intangible assets are comprised of the following:

		June 30, 2013			December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles	5 -10 years	$2,405,300	$1,365,917	$1,039,383	$2,405,300	$1,243,865	$1,161,435
Patent application costs	Varied (1)	1,009,220	311,672	697,548	956,714	265,472	691,242
		$3,414,520	$1,677,589	$1,736,931	$3,362,014	$1,509,337	$1,852,677

(1)- patent rights are amortized over their expected useful life which is generally the legal life of the patent. As of June 30, 2013, the weighted average remaining useful life of these assets in service was approximately 9.8 years.

Amortization expense for the six months ended June 30, 2013 amounted to $168,252 ($152,052 – 2012).

Approximate expected amortization for each of the five succeeding fiscal years is as follows:

2014	$314,000
2015	$314,000
2016	$227,000
2017	$189,000
2018	$176,000

4.    Short-Term and Long-Term Debt

Revolving Credit Lines - The Company entered into a credit facility agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging Corporation (“Premier”). As amended, the credit facility agreement provides Premier with a revolving credit line of up to $1,000,000.  The revolving line bears interest at 1 Month LIBOR plus 3.75% (3.94% as of June 30, 2013) and matures on May 31, 2014. As of June 30, 2013, the revolving line had a balance of $69,993 ($194,680, net of sweep account of $349,976 as of December 31, 2012).

Short–Term Debt - On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint, Inc.. The Note is secured by all of the assets of Secuprint, Inc., including the equipment. The Note matures on May 24, 2014, and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. On May 24, 2013, as additional consideration for the loan the Company issued the lender a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000, which will be amortized over the term of the note.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount and will be amortized over the term of the note. The note is secured by all of the assets (excluding assets leased) of Secuprint, a subsidiary of the Company, is subject to various events of default. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt, therefore the Company accounted for in accordance with FASB Topic ASC 470-50 “Debt Modifications and Extinguishments”. The note had a fair value of approximately $650,000 on the date of modification and had a balance of approximately $648,000 as of June 30, 2013 ($575,000 - December 31, 2012).

Term Loan Debt -On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, the Company entered into a term loan with Citizens Bank for $1,500,000.    As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.94% at June 30, 2013).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of June 30, 2013, the balance of the term loan was $500,000 ($650,000 - December 31, 2012).

Promissory Note - On August 30, 2011, the Company’s wholly owned subsidiary Premier purchased the packaging plant it occupies in Victor, New York for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained by Premier from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 month LIBOR plus 3.15% (3.34% at June 30, 2013). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of June 30, 2013, the Promissory Note had a balance of $1,159,297 ($1,170,831 - December 31, 2012).

Standby Term Note - On October 8, 2010, the Company amended its credit facility Agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank will provide Premier with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the standby term loan note was converted into a term note payable in monthly installments of $887 plus interest over 5 years. As of June 30, 2013, the balance under this term note was $35,495 ($40,819 - December 31, 2012).

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

5.     Stockholders’ Equity

Stock Warrants - On January 21, 2013, the Company issued Century Media Group Inc. (“Century Media”) a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share (“Warrant”). The Warrant vested on the date of grant (“Grant Date”), and carries a term of two years commencing from the Grant Date. In conjunction with the issuance of the above-described Warrant, the Company cancelled a warrant previously issued to Century Media on February 20, 2012 (the “February 2012 Warrant”). The February 2012 Warrant consisted of a 14-month, immediately vested warrant to purchase up to 250,000 shares of the Company’s common stock, par value $.02 per share, at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 block of shares covered by the February 2012 Warrant. The February 2012 Warrant was issued as partial consideration for a one-year investor relations consulting agreement previously entered into between the Company and Century Media on February 20, 2012 (the “Century Media Consulting Agreement”). The Century Media Consulting agreement expired on its stated termination date of February 20, 2013. As a result of the new Warrant, approximately $33,000 of stock based compensation expense was recorded in the six months ended June 30, 2013.

Stock Options - During the six months ended June 30, 2013, the Company issued options to purchase up to an aggregate of 28,750 shares of its common stock to its non-executive board members at an exercise price of $2.51 per share. The fair value of these options amounted to approximately $29,000 determined by utilizing the Black Scholes Merton option pricing model.

On January 10, 2013, the Company modified 80,000 fully vested options held by former non-executive board members that were set to expire on January 14, 2013 by extending the expiration dates to between January 2, 2014 and January 14, 2014. These options had been granted between 2009 and 2012. The incremental compensation costs associated with this modification of approximately $34,000 was recognized during the six months ended June 30, 2013 and is included in selling, general and administrative expenses.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2013, the Company had stock compensation expense of approximately $1,289,000 or $0.06 per share ($332,000; $0.02 per share - 2012). This amount includes approximately $723,000 of stock based compensation expense for fair value of 386,678 shares issued to Palladium Capital Advisors, LLC upon the closing of the Merger on July 1, 2013. This amount does not include the expense associated with 400,000 shares issued to Palladium Capital upon the closing of the Merger on July 1, 2013 that are being held in escrow which vest upon the occurrence of certain events which the Company does not believe are likely.

As of June 30, 2013, there was approximately $635,000 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of approximately three years. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely and the expense associated with 400,000 shares issued to Palladium Capital upon the closing of the Merger on July 1, 2013 that are being held in escrow which vest upon the occurrence of certain events which the Company does not believe are likely. This amount also excludes approximately $1,460,000 of stock based compensation expense for employee stock options that the Company will assume as a result of the merger with Lexington on July 1, 2013.

6.     Commitments and Contingencies

Legal Matters -From August 2005 until May 2013, the Company was involved in lawsuits in various foreign jurisdictions against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringed the Company’s European Patent 0 455 750B1 (the “Patent”) which covered a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The ECB then filed claims against the Company in eight European countries seeking to invalidate the patents. During the course of the ECB Litigation, the losing party, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of June 30, 2013, pursuant to foreign judgments for costs and fees, the Company has recorded as accrued liabilities approximately €129,000 ($168,000) for the Germany case and approximately €175,000 ($228,000) for The Netherlands case for such fees. In February 2013, the ECB filed an action in the United States District Court, Western District of New York to domesticate the amounts due under a foreign judgment issued in the Germany proceeding. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg which amounts to €93,752 ($120,000) as of June 30, 2013, which, unless the amount is settled, will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On August 20, 2008, the Company entered into an agreement (the “Trebuchet Agreement”) with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the ECB Litigation, and the Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both, and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in The Netherlands against the ECB and two security printing entities with manufacturing operations in The Netherlands, Joh. Enschede Banknotes B.V and Koninklijke Joh. Enschede B.V.  The Netherlands Court determined in December 2010 that the patent was invalid in The Netherlands, and the infringement case was terminated by Trebuchet. Trebuchet remains responsible for cost and fee reimbursements associated with the case when such amounts are determined and fixed by order of the Dutch Court. On July 7, 2011, Trebuchet and the Company entered into a series of related agreements and general releases wherein Trebuchet effectively ended its ongoing participation in the ECB Litigation, except for its continuing involvement in the final settlement of fees that may become payable as a result of the infringement case in The Netherlands. The Trebuchet Agreement that was executed in August 2008 will remain in full force and effect, in its entirety, until Trebuchet makes any and all final payments that may become due in connection with The Netherlands infringement case.

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

Contingent Litigation Payments –  The Company has a legal fee agreement with Niro, Haller & Niro in connection with its law suit against Coupons.com. Under the agreement, the Company would pay Niro, Haller & Niro 33% of any settlements or damages awards collected from Coupons.com in connection with the suit. Under the agreement, the Company is responsible for payment of out-of-pocket charges and disbursements of Niro, Haller & Niro necessarily accrued during the prosecution of the suit. This fee agreement replaced an agreement the Company had with Nixon Peabody LLP, the Company’s former legal counsel in the Coupons.com litigation.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of June 30, 2013, the Company considers the likelihood that the payment will be required as remote.

Related Party Consulting Payments – The Company has a consulting agreement with Patrick White, its former CEO. During the six months ended June 30, 2013, the Company paid approximately $94,000 to Mr. White and expects to pay approximately $265,000 in future monthly payments through the expiration of the agreement in March 2015.

7. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2013 and 2012 is approximately as follows:

	2013	2012

Cash paid for interest	$96,000	$126,000

Non-cash investing and financing activities:
Beneficial conversion feature issued with convertible debt	$-	$216,000
Conversion of debt and accrued interest to equity	$-	$580,000
Warrant issued for prepaid consulting services	$-	$248,000
Gain (loss)from change in fair value of interest rate swap derivative	$76,000	$(22,000)
Warrants issued with debt	$69,000	$-
Accounts payable converted to debt	$153,000	$-
Financing of equipment purchase	$697,000	$-
Intrinsic value of beneficial conversion feature at Reaquisition	$75,000	$-

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

Approximate information concerning the Company’s operations by reportable segment for the six months ended June 30, 2013 and 2012 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2013	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$875,000	977,000	2,173,000	254,000	-	$4,279,000
Revenues from transactions with other operating segments of the Company	140,000	-	71,000	-	-	211,000
Depreciation and amortization	60,000	42,000	97,000	29,000	1,000	229,000
Net (loss) profit	36,000	63,000	10,000	(177,000)	(1,857,000)	(1,925,000)

Six Months Ended June 30, 2013	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$2,018,000	1,805,000	3,725,000	501,000	-	$8,049,000
Revenues from transactions with other operating segments of the Company	253,000	-	115,000	-	-	368,000
Depreciation and amortization	110,000	91,000	194,000	57,000	2,000	454,000
Net (loss) profit	193,000	40,000	(75,000)	(395,000)	(2,820,000)	(3,057,000)
Identifiable assets	2,696,000	2,080,000	6,904,000	903,000	734,000	13,317,000

Three Months Ended June 30, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$1,056,000	799,000	1,574,000	230,000	-	$3,659,000
Revenues from transactions with other operating segments of the Company	135,000	-	79,000	-	-	214,000
Depreciation and amortization	37,000	44,000	97,000	19,000	1,000	198,000
Net (loss) profit	(72,000)	43,000	(35,000)	(74,000)	(857,000)	(995,000)

Six Months Ended June 30, 2012	DSS Printing	DSS Plastics	DSS Packaging	DSS Digital	Corporate	Total

Revenues from external customers	$1,873,000	1,479,000	3,670,000	480,000	-	$7,502,000
Revenues from transactions with other operating segments of the Company	278,000	-	79,000	-	-	357,000
Depreciation and amortization	74,000	88,000	194,000	33,000	2,000	391,000
Net (loss) profit	(252,000)	9,000	33,000	(107,000)	(1,752,000)	(2,069,000)
Identifiable assets	2,274,000	2,092,000	7,225,000	935,000	1,178,000	13,704,000

9.     Subsequent Events

On July 1, 2013 the Company completed its business combination with Lexington after which Lexington became a wholly-owned subsidiary of the Company. The merger provides the company with intellectual property and an intellectual property management and monetization business that is expected to significantly expand the Company’s intellectual property portfolio and the revenues generated by its intellectual property in the form of licensing and litigation settlements. In connection with the Merger, the Company issued to Lexington shareholders the following: (i) an aggregate of 16,558,387 shares of the Company’s common stock, (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023, to Lexington’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the merger. In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of Lexington’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium Capital Advisors, LLC, 400,000 shall be held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

As a result of the consummation of the Merger, as of the Closing Date, the former stockholders of Lexington own approximately 51% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger own approximately 49% of the outstanding common stock of the combined company. If after one year, the shares held in escrow are cancelled because the conditions of the escrow agreement were not met, the former stockholders of Lexington are expected to own approximately 45% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger are expected to own approximately 55% of the outstanding common stock of the combined company (without taking into account any shares of the Company’s Common Stock held by Lexington’s stockholders prior to the completion of the Merger, and excluding the exercise of any options and warrants).

The Company has recorded approximately $1,355,000 of legal, accounting and other professional fees, along with approximately $723,000 in stock based compensation associated with shares issued to an advisor on the merger which is included in selling, general and administrative expenses on the accompanying statement of operations.

The transaction will be accounted for as a business combination in accordance with the Business Combination Topic of the FASB ASC 805. Under the guidance, the assets and liabilities of the acquired business, Lexington, are recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. As of the date of this 10-Q, the accounting for the business combination is incomplete.

Effective on August 2, 2013, Lexington changed its name to DSS Technology Management, Inc.

See Note 1 for additional information regarding the Merger.

On July 19, 2013, Premier Packaging, a wholly-owned subsidiary of the Company entered into a Master Loan and Security Agreement (the “Master Agreement”) with People’s Capital and Leasing Corp. (the “Lender”) pursuant to which Premier Packaging purchased a 2006 Heidelberg Model XL105-6LX CP2000 press (the “Equipment”) for use in its Victor, New York facility.

Pursuant to the Master Agreement, the Lender provided Premier Packaging with a loan in the principal amount of $1,303,900, repayable over a 60-month period in monthly payments of $24,356, subject to certain adjustments which will commence when the equipment is placed in service. The repayment of the loan is secured by a security interest in (i) the equipment; and (ii) all proceeds obtained from the equipment. Under the Master Agreement Premier Packaging is required to maintain certain insurance policies including property coverage and liability coverage, and to maintain certain debt service coverage ratios. On July 19, 2013, Premier Packaging also issued a Demand Promissory Note (the “Note”) to the Lender in the principal amount of $1,350,000, to be used to make progress payments as required for the purchase and installation of the equipment. The Note bears a fluctuating interest at the rate of 3% above the Libor Rate (as defined in the Note), and shall become due and payable on a date to be determined by the Lender. The Note contains customary default provisions. The Note is secured by the Security Agreement entered into by and among Premier Packaging and the Lender on July 19, 2013, pursuant to which the Lender was granted a security interest in (i) the Equipment, (ii) all proceeds obtained from the Equipment, and (iii) all inventory and any other goods, merchandise or other personal property held by debtor for sale or lease and all raw materials, work or goods in process or materials or supplies of every nature used, consumed or to be consumed in debtor’s business, now owned or hereafter acquired and all proceeds, including insurance proceeds and products of any of the foregoing. The aggregate amount borrowed under the Note will be transferred to the Master Agreement in an amount up to $1,303,900 when the equipment is placed in service and accepted by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as set forth in Item IA of this report, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

Completion of Merger with Lexington Technology Group

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc., a Delaware corporation (“Lexington”), pursuant to the terms and conditions of the previously announced Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”), by and among the Company, Lexington, Merger Sub and Hudson Bay Master Fund Ltd. (“Hudson Bay”), as representative of Lexington’s stockholders (the “Merger”). Effective on July 1, 2013, as a result of the Merger, Lexington became a wholly-owned subsidiary of DSS. In connection with the Merger, the Company issued on the Closing Date, its securities to Lexington’s stockholders in exchange for the capital stock owned by Lexington’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”) (which includes 2,500,000 Additional Shares and 240,559 Exchanged Shares, as such terms are defined in the Merger Agreement); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, entered into by and among the Company, Hudson Bay and American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to Lexington’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of Lexington’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium Capital Advisors, LLC, 400,000 shall be held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

As a result of the consummation of the Merger, as of the Closing Date, the former stockholders of Lexington own approximately 51% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger own approximately 49% of the outstanding common stock of the combined company.

Pursuant to the Escrow Agreement, the shares of the Company’s Common Stock deposited in the escrow account will be released to the holders of the Lexington common stock (pro rata on a fully-diluted basis as of the effective time of the Merger) if and when the closing price per share of the Company’s Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of the Company’s Common Stock held in escrow shall be cancelled and returned to the treasury of the Company. Lexington stockholders will have voting rights with respect to the Company’s shares owned by such stockholders and held in escrow for one year following the closing of the Merger even though such shares may be cancelled and returned to the treasury of the Company if the condition for release of the shares held in escrow is not met.

If after one year, the shares held in escrow are cancelled because the conditions discussed above were not met, the former stockholders of Lexington are expected to own approximately 45% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger are expected to own approximately 55% of the outstanding common stock of the combined company (without taking into account any shares of the Company’s Common Stock held by Lexington’s stockholders prior to the completion of the Merger, and excluding the exercise of any options and warrants).

The transaction will be accounted for as a business combination in accordance with the Business Combination Topic of the FASB ASC 805. Under the guidance, the assets and liabilities of the acquired business, Lexington, are recorded at their fair value at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. As of the date of this 10-Q, the accounting for the business combination is incomplete.

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

On October 3, 2012, Lexington, through its wholly-owned subsidiary, Bascom Research, initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research. The patents included in the lawsuit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. On December 12, 2012, the lawsuits were transferred to the United States District Court for the Northern District of California.

Effective on August 2, 2013, Lexington changed its name to DSS Technology Management, Inc.

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% change	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% change
Revenue
Printing	$672,000	$852,000	-21%	$1,571,000	$1,522,000	3%
Packaging	2,173,000	1,574,000	38%	3,725,000	3,670,000	1%
Plastic IDs and cards	977,000	799,000	22%	1,805,000	1,479,000	22%
Licensing and digital solutions	458,000	434,000	6%	949,000	831,000	14%
Total Revenue	$4,280,000	$3,659,000	17%	$8,050,000	$7,502,000	7%

For the three months ended June 30, 2013, revenue was approximately $4.3 million, an increase of 17% from the three months ended June 30, 2012. During the second quarter, the Company realized revenue increases in all of its divisions except for its printing division. Revenues at the Company’s printing division decreased 21% during the second quarter of 2013 as compared to the same period in 2012 which reflected a decrease in commercial offset and digital printing sales. The Company’s plastic group’s revenue increased 22% during the second quarter of 2013 as compared to the same period in 2012, primarily due to new projects for RFID cards. The Company’s licensing and digital sales increased 6% during the second quarter of 2013 as compared to the same period in 2012 which reflected an increase in digital products and services sales. The Company’s packaging division’s revenue increased 38% during the second quarter of 2013 as compared to the same period in 2012, as a result of strong orders from its largest customer, and other customers.

For the six months ended June 30, 2013, revenue was approximately $8.1 million, an increase of 7% from the six months ended June 30, 2012. During the first six months of 2013, revenues at the Company’s printing division have increased 3% as compared to the same period in 2012, which reflected an increase in security printing sales offset by a decrease in commercial offset and digital printing sales. The Company’s plastic group’s revenues have increased 22% during the first six months of 2013 as compared to the same period in 2012, primarily due to new projects for RFID cards. The Company’s licensing and digital sales have increased 14% during the first six months of 2013 as compared to the same period in 2012, primarily due to an increase in licensing royalties from the Company’s largest licensee. Revenues in the Company’s packaging division have increased 1% during the first six months of 2013 as compared to the same period in 2012.

Cost of Revenue and Gross Profit

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% change	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% change

Costs of revenue
Printing	$385,000	$632,000	-39%	$919,000	$1,139,000	-19%
Packaging	1,596,000	1,201,000	33%	2,786,000	2,831,000	-2%
Plastic IDs and cards	599,000	430,000	39%	1,108,000	830,000	33%
Licensing and digital solutions	73,000	62,000	18%	155,000	117,000	32%
Total cost of revenue	2,653,000	2,325,000	14%	4,968,000	4,917,000	1%

Gross profit
Printing	287,000	220,000	30%	652,000	383,000	70%
Packaging	577,000	373,000	55%	939,000	839,000	12%
Plastic IDs and cards	378,000	369,000	2%	697,000	649,000	7%
Licensing and digital solutions	385,000	372,000	3%	794,000	714,000	11%
Total gross profit	$1,627,000	$1,334,000	22%	$3,082,000	$2,585,000	19%
Gross profit percentage	38%	36%	4%	38%	34%	10%

For the three months ended June 30, 2013, gross profit increased 22% to approximately $1.6 million as compared to the three months ended June 30, 2012. The increase in gross profit was primarily due to a 30% increase in gross profits in the Company’s printing group, which benefited from a favorable product sales mix as the Company focused on higher margin projects, and a 55% increase in gross profits in the Company’s packaging group, which also benefited from a favorable product mix of higher margin projects.

For the six months ended June 30, 2013, gross profit increased 19% to approximately $3.1 million as compared to the six months ended June 30, 2012. The increase in gross profit was primarily due to a 70% increase in gross profits in the Company’s printing group, which benefited from a favorable product sales mix as the Company focused on higher margin projects, along with increases in gross profits in the Company’s packaging group, which also benefited from a favorable product mix of higher margin projects.

Operating Expenses

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% change	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% change

Operating Expenses
Sales, general and administrative compensation	$1,221,000	$1,046,000	17%	$2,356,000	$2,111,000	12%
Professional Fees	602,000	187,000	222%	1,016,000	375,000	171%
Sales and marketing	126,000	83,000	52%	208,000	165,000	26%
Rent and utilities	154,000	147,000	5%	311,000	298,000	4%
Other	224,000	311,000	-28%	446,000	492,000	-9%
	2,327,000	1,774,000	31%	4,337,000	3,441,000	26%
Other Operating Expenses
Non-production depreciation and amortization	33,000	32,000	3%	67,000	64,000	5%
Research and development, including research and development costs paid by equity instruments	62,000	223,000	-72%	121,000	371,000	-67%
Stock based compensation	949,000	154,000	516%	1,289,000	253,000	409%
Amortization of intangibles	84,000	76,000	11%	168,000	152,000	11%
	1,128,000	485,000	132%	1,645,000	840,000	96%
Total Operating Expenses	$3,455,000	$2,259,000	53%	$5,982,000	$4,281,000	40%

Sales, general and administrative compensation costs, excluding stock base compensation, was 17% and 12% higher for the three and six months ended June 30, 2013, respectively, as compared to those same periods in 2012, due to the higher headcount at the Company’s digital group which offset decreases in headcount in the Company’s other divisions, and accrued payments made to certain employees upon the closing of the Merger on July 1, 2013 [See Note 9]. The Company has increased headcount at it digital division to support the development and roll-out of its AuthentiGuard® iPhone application.

Professional fees increases during the three and six months ended June 30, 2013 are primarily due to legal and filing fees and other costs relating to the Company’s filing of its Registration Statement on Form S-4 and amendments thereto with the SEC in conjunction with the Merger [See Note 9], increased investor relations costs associated with the Merger, and $181,000 of accrued advisory fees payable upon the closing of the Merger.

Sales and marketing costs which consist of internet and trade publication advertising, travel costs, sales broker commissions, and trade show participation expenses increased during the second quarter and the first six months of 2013, as compared to the same periods in 2012, primarily due to broker commission costs incurred by the packaging division and increases in sales travel costs.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses for the three months ended June 30, 2013 decreased 28% and 9% for the first six months of 2013 as compared to the same periods in 2012, primarily due to lower equipment maintenance costs.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three and six months ended June 30, 2013, the Company’s research and development costs decreased from the same periods in 2012, primarily due to the absence of costs for ipCapital Group, Inc., a third party consulting firm that the Company used during 2012 to increase its intellectual property portfolio of patents and trade secrets in the security field.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation for the three and six months ended June 30, 2013 increased 516% and 409%, respectively, from the same periods in 2012, primarily due to the estimated value of options issued to certain of the Company’s management and board members that vested upon the completion of the Company’s Merger. In addition, the Company recorded $723,000 of stock based compensation expense for the fair value of shares issued to Palladium Capital Advisors, LLC upon the closing of the Merger on July 1, 2013.

Amortization of intangibles expense increased in the first quarter and first half of 2013 as compared to 2012 due to the increase in the Company’s patent asset base, primarily due to the costs capitalized during 2012 by the Company for its patent applications filed during 2012. These patent applications are primarily related to the Company’s digital product lines.

Net Loss and Loss per Share

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% change	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% change
Net loss	$(1,925,000)	$(995,000)	93%	$(3,057,000)	$(2,069,000)	48%

Net loss per share, basic and diluted	$(0.09)	$(0.05)	80%	$(0.14)	$(0.10)	40%

Weighted average common shares outstanding, basic and diluted	21,710,034	20,711,026	5%	21,711,503	20,391,926	6%

During the three months ended June 30, 2013, the Company had a net loss of $1,925,000, representing a 93% increase from the net loss during the three months ended June 30, 2012. The increase in net loss was primarily the result of the Company’s 222% increase in professional fees and 516% increase in stock based compensation costs, each of which were the result of costs associated with the Company’s Merger that closed on July 1, 2013. These Merger related cost increases offset the Company’s 22% increase in gross profit. Absent Merger related costs, the Company would have incurred a net loss of approximately $723,000 during the second quarter of 2013, a 27% improvement from the net loss during the second quarter of 2012. For the first six months of 2013, the Company’s net loss increased 48% from the first six months of 2012, which was also primarily the result of the Company’s 171% increase in professional fees and 409% increase in stock based compensation costs, each of which were the result of costs associated with the Company’s Merger that closed on July 1, 2013. Absent Merger related costs, the Company would have incurred a net loss of approximately $1,747,000 during the first half of 2013, a 16% improvement from the net loss during the first half of 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the private placement of its equity securities and debt financings. As of June 30, 2013, the Company had cash of approximately $559,000. In addition, the Company had approximately $930,000 available to its packaging division under a revolving credit line.

Operating Cash Flow – During the first six months of 2013, the Company used approximately $938,000 of cash for operations, a 34% decrease from the Company’s use of cash for operations during the first six months of 2012.

Investing Cash Flow - During the first six months of 2013, the Company spent approximately $135,000 on equipment additions and capitalized patent fees. In addition, the Company used the proceeds of $850,000 short-term note obtained by the Company in May of 2013 to purchase equipment that was formerly leased by the Company’s printing division.

Financing Cash Flows - During the first six months of 2013, the Company entered into an $850,000 short-term note to purchase equipment it formerly leased for its printing division, and received $80,000 from the exercise of warrants. Also, during the first six months of 2013, the Company made approximately $167,000 in long-term debt payments and reduced the balance of a revolving credit line at its packaging division by approximately $168,000.

Future Capital Needs - As of June 30, 2013, the Company had cash of approximately $559,000 and had approximately $930,000 available to its packaging division under a revolving credit line. In addition, the Company received approximately $6.5 million on July 1, 2013 as the result of the Company’s merger with Lexington (See Note 1). The Company believes that its current cash and the cash it received in the Merger on July 1, 2013 along with the availability of funds under its credit line resources provide it sufficient resources in order to fund its operations and meet its obligations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2013, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management has identified two material weaknesses in its internal control over financial reporting in its annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2012. Those identified material weaknesses remain as of the date of this report.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to continue to monitor and review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process. In addition, moving forward, the Company expects to be able to utilize the additional accounting and financial resources of its wholly-owned subsidiary, Lexington, which management believes will help the Company to further remediate its material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our fiscal quarter ending June 30, 2013 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations in the future.    References to the “combined company” made in this report relate to the recent business combination of DSS and Lexington, whereby Lexington became a wholly-owned subsidiary of DSS effective on July 1, 2013. Our business faces significant risks, and the risks described below may not be the only risks we face.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.  If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

The failure to integrate successfully the businesses of DSS and Lexington in the expected timeframe could adversely affect the combined company’s future results.

The success of the recently closed Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits from combining the businesses of DSS and Lexington.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls resulting from diversion of management’s attention to the task of effeciently integrating the companies’ operations.

DSS may not realize the potential value and benefits created by the Merger.

The success of the Merger will depend, in part, on DSS’s ability to realize the expected potential value and benefits created from integrating DSS’s existing business with Lexington’s business, which includes the maximization of the economic benefits of the combined company’s intellectual property portfolio. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of Lexington’s business could include, among others:

•	failure to effectively implement the business plan for the combined business;

•	unanticipated issues in integrating the business of both companies;

•	potential lost sales and customers if any customer of DSS decides not to do business with DSS after the Merger;

•	loss of key employees with knowledge of DSS’s historical business and operations;

•	unanticipated changes in applicable laws and regulations; and

•	other unanticipated issues, expenses, or liabilities that could impact, among other things, DSS’s ability to realize any expected benefits on a timely basis, or at all.

DSS may not accomplish the integration of Lexington’s business smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from DSS’s current operations to the integration effort and any difficulties encountered in combining businesses could prevent DSS from realizing the full expected potential value and benefits to result from the Merger and could adversely affect its business. In addition, the integration efforts could divert the focus and resources of the management of DSS and Lexington from other strategic opportunities and operational matters during the integration process.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code (the “Code”), the stockholders of Lexington may be required to pay substantial United States federal income taxes as a result of the Merger.

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

The success and future prospects of the combined company largely depend on the skills, experience and efforts of its key personnel, including Jeffrey Ronaldi, Peter Hardigan and Robert Bzdick. The loss of Messrs. Ronaldi, Hardigan and/or Bzdick, or other executives and managers of the combined company, or the combined company’s failure to retain other key personnel, could jeopardize the combined company’s ability to execute its strategic plan and materially harm its business.

The Merger resulted in changes to the DSS board of directors and the combined company may pursue different strategies than either DSS or Lexington may have pursued independently.

The board of directors of DSS following the Merger consists of eight (8) directors, four designated by Lexington and four designated by DSS. Currently, it is anticipated that the combined company will maximize the economic benefits of its intellectual property portfolio, add significant talent in technological innovation and potentially enhance its opportunities for revenue generation through the monetization of the combined company’s assets. However, because the composition of the board of directors of the combined company will consist of directors from both DSS and Lexington, the combined company may determine to pursue certain business strategies that neither DSS nor Lexington would have pursued independently.

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

Future results of the combined company may differ materially from the unaudited pro forma financial statements presented in the Company’s proxy statement/prospectus and the financial forecasts prepared by DSS and Lexington in connection with discussions concerning the Merger.

The future results of the combined company may be materially different from those shown in the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed by the Company with the SEC, which show only a combination of the historical results of DSS and Lexington, prepared by DSS and Lexington in connection with the Merger. DSS expects to incur significant costs associated with combining the operations of the two companies. The exact magnitude of these costs are not yet known, but are estimated to be approximately $1,000,000. Furthermore, these costs may decrease the capital that the combined company could use for continued development of the combined company’s business in the future or may cause the combined company to seek to raise new capital sooner than expected.

The combined company may require additional capital to support its present business plan and its anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect the combined company’s ability to operate.

DSS believes that the Bascom intellectual property will significantly augment the scope and value of DSS’s litigation and licensing business without impacting its current operations or resource allocation plan.

The Bascom Portfolio will expand upon DSS’s licensing potential and ability to compete within its current areas of commercial focus. DSS’s primary commercial focus is to develop integrated security solutions for authentication and brand protection that incorporate DSS’s proprietary print and digital technologies such as its suite of AuthentiGuard patents, the DSS Digital Group’s cloud computing platform and intellectual property, and customized software that delivers digital security solutions via standard handheld devices (such as the apple iPhone) and the cloud. DSS anticipates that this commercial focus will benefit from the integration of technical “know-how” from Thomas Bascom, the President and Chief Technology Officer of Bascom Research, as well as from the ability to use the current Bascom Portfolio and any potential new derivative technologies that may be co-developed and licensed. DSS initially will be the only competitor in the marketplace that is a licensee of the Bascom Portfolio, which may lead to additional licensing opportunities for DSS with customers or competitors.

The Bascom Research intellectual property licensing program provides a significant new potential income stream for DSS’s litigation and licensing business that will be funded by Lexington, and as such, will not alter the current resource allocation for DSS’s existing litigation and licensing business. Lexington has delivered approximately $6.5 million in capital (net of transaction fees) in connection with the Merger, which will be used in part to fund the Bascom Research licensing effort. We do not expect that DSS capital resources will initially be used for Bascom Research, and the Bascom Research effort will not initially divert other DSS resources aside from requiring some oversight by the current DSS General Counsel, who will be involved in all ongoing litigation and licensing matters for the combined company.

The combined company may require additional funds to further develop its business plan. Based on current operating plans of DSS and Lexington, the current resources of the combined company are expected to be sufficient to fund its planned operations into the fourth quarter of 2014. Since it is impossible to predict the timing and amount of any recovery, if any, resulting from the Lexington litigation, we anticipate that we will need to raise additional funds through equity offerings in order to meet our liquidity requirements in the fourth quarter of 2014. However, if revenues of DSS do not meet expectations or if operating expenses exceed expectations, or a combination of both, then the combined company may require additional resources prior to the fourth quarter of 2014. Any such financing that DSS undertakes will likely be dilutive to DSS’s current stockholders.

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

Risks Related to DSS’s Business

DSS is currently subject to the additional risks described below.

DSS has a history of losses.

DSS has a history of losses. In first six months of 2013 and for the fiscal years of 2012, 2011, and 2010, DSS incurred losses of approximately $3.1 million, $4.3 million, $3.2 million, and $3.5 million, respectively. DSS’s results of operations in the future will depend on many factors, but largely on DSS’s ability to successfully market DSS’s anti-counterfeiting products, technologies and services. DSS’s failure to achieve profitability in the future could adversely affect the trading price of its common stock and its ability to raise additional capital and, accordingly, its ability to continue to grow its business. There can be no assurance that DSS will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on DSS’s business, financial condition and operating results.

DSS has a significant amount of indebtedness, some of which is secured by its assets, and may be unable to satisfy its obligations to pay interest and principal thereon when due.

As of June 30, 2013, DSS has the following significant amounts of outstanding indebtedness:

(i)	$648,000 convertible promissory note bearing interest at 10% per annum due in full on December 29, 2015, or convertible into up to 260,180 shares of DSS Common Stock, secured by the assets of DSS’s wholly-owned subsidiary, Secuprint. Interest is due quarterly.

(ii)	$500,000 due under a term loan with Citizens Bank which matures February 1, 2015 and is payable in monthly payments of $25,000 plus interest. Interest accrues at 1 Month LIBOR plus 3.75%. DSS subsequently entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the life of the term loan.

(iii)	Up to $1,000,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations, payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 3.75%. As of June 30, 2013, there was approximately $70,000, net of the sweep account, outstanding on the line.

(iv)	$1,159,000 due under a promissory note with Citizens Bank used to purchase DSS’s packaging division facility. DSS is required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. DSS subsequently entered into an interest rate swap agreement to lock into a 5.865% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage.

(v)	$850,000 promissory note bearing interest at 9% per annum due in full on May 24, 2014 secured by certain equipment and the assets of DSS’s wholly-owned subsidiary, Secuprint. Interest is due quarterly.

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

As of June 30, 2013, DSS had approximately $5.1 million of net intangible assets, including goodwill. DSS is required to evaluate the carrying value of such intangibles. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, may not be recoverable, DSS will have to determine whether there has been impairment by comparing the anticipated undiscounted cash flows (discounted cash flows for goodwill) from the operation and eventual disposition of the product line with its carrying value. If any of DSS’s intangible assets are deemed to be impaired then it will result in a significant reduction of the operating results in such period. No impairments were recognized during the six months ended June 30, 2013 and the year ended December 31, 2012.

Certain of DSS’s recently developed products are not yet commercially accepted and there can be no assurance that those products will be accepted, which would adversely affect DSS’s financial results.

Over the past several years, DSS has spent significant funds and time to create new products by applying its technologies onto media other than paper, including plastic and cardboard packaging, and delivery of DSS’s technologies digitally. DSS has had limited success to date in selling its products that are on cardboard packaging and those that are delivered digitally. DSS’s business plan for the remainder of 2013 and beyond includes plans to incur significant marketing, intellectual property development and sales costs for these newer products, particularly the digitally delivered products. If DSS is not able to sell these new products, its financial results will be adversely affected.

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

DSS’s future success depends upon the continued service of certain of its executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of DSS products and operations. Although DSS believes that its relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to DSS in the future. There can be no assurance that these persons will agree to continue to be employed by DSS after the expiration dates of their current contracts.

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

As of July 1, 2013, after the Company’s merger with Lexington, there were approximately 154 million authorized but unissued shares of DSS common stock. DSS management continues to have broad discretion to issue shares of its common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE MKT, state and federal law, or other applicable laws. If DSS’s board of directors determines to issue additional shares of DSS common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of DSS’s outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress DSS’s stock price.

As of June 30, 2013 and 2012, there were up to 4,286,534 and 4,225,691, respectively, of shares potentially issuable under convertible debt agreements, options, warrants, restricted stock agreements and employment agreements that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods. On July 1, 2013, in connection with the Merger, the Company issued the following: (i) 16,558,387 shares of the Company’s common stock, (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018, and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023. In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of Lexington’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium Capital Advisors, LLC, 400,000 shall be held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement. These shares and potentially issuable shares are not included in the earnings per share as of June 30, 2013.

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

DSS does not intend to pay cash dividends.

DSS does not intend to declare or pay cash dividends on its common stock in the foreseeable future. DSS anticipates that it will retain any earnings and other cash resources for investment in its business. The payment of dividends on DSS’s common stock is subject to the discretion of its board of directors and will depend on DSS’s operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that its board of directors deems relevant.

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

DSS has identified two material weaknesses in its internal control over financial reporting in its annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2012. Those identified material weaknesses remain as of the date of this report. Management has concluded that (i) DSS did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties; and (ii) DSS lacks sufficient resources within the accounting department to have effective controls associated with identifying and accounting for complex and non-routine transactions in accordance with United States generally accepted accounting principles, and that the foregoing represented material weaknesses in its internal control over financial reporting. DSS is uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, DSS anticipates the cost to be in the range of $200,000 to $400,000 (including the cost of hiring additional qualified accounting personnel to eliminate segregation of duties issues and using the services of accounting consultants for complex and non-routine transactions if and when they arise). DSS cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount. If DSS’s internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in DSS’s financial statements and in DSS’s disclosure that could require restatements. Investors may lose confidence in DSS’s reported financial information and in DSS’s disclosure, which could lead to a decline in DSS’s stock price.

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

Post-Merger Risks Related to Lexington’s Business, which, effective on July 1, 2013, operates as a wholly-owned subsidiary of DSS.

Lexington’s limited operating history makes it difficult to evaluate its current business and future prospects.

Lexington is a newly formed development stage company and has generated minimal revenue to date and has incurred expenses which exceed its revenues. Lexington was incorporated in May 2012 and acquired a portfolio of patents from Thomas Bascom in July 2012, and also invested in VirtualAgility in March 2013. Therefore, Lexington not only has a very limited operating history, but also a very limited track record in executing its business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing its patent assets. Lexington’s limited operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with limited operating history, there is a significant risk that Lexington will not be able to:

•	implement or execute its current business plan, or show that its business plan is sound; and/or

•	obtain sufficient funding, long-term, to effectuate its business plan.

If Lexington cannot execute any one of the foregoing or similar matters relating to its operations, its business may fail.

Lexington is presently reliant primarily on the patent assets it recently acquired. If Lexington is unable to license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that Lexington’s business would fail.

In July 2012, Lexington acquired a portfolio of patent assets from Thomas Bascom that Lexington plans to license or otherwise monetize. If Lexington’s efforts to generate revenue from such assets fail, Lexington will have incurred significant losses and may be unable to acquire additional assets. If this occurs, Lexington’s business would likely fail.

Lexington has commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, and Lexington expects such litigation to be time-consuming and costly, which may adversely affect Lexington’s financial condition and its ability to operate its business.

To license or otherwise monetize the patent assets Lexington acquired from Thomas Bascom, Lexington commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, pursuant to which Lexington alleges that such companies infringe on one or more of Lexington’s patents. Lexington’s viability is highly dependent on the outcome of this litigation, and there is a risk that Lexington may be unable to achieve the results it desires from such litigation, which failure would harm Lexington’s business to a great degree. In addition, the defendants in this litigation are much larger than Lexington and have substantially more resources than Lexington does, which could make Lexington’s litigation efforts more difficult.

Lexington anticipates that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, Lexington may be forced to litigate against others to enforce or defend Lexington’s intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which Lexington is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may have a great impact on the value of the patents and preclude Lexington’s ability to derive licensing revenue from the patents, or any revenue. Therefore, a negative outcome of any such litigation, or one or more claims contained within any such Litigation, could materially and adversely impact Lexington’s business. Additionally, Lexington anticipates that its legal fees and other expenses will be material and will negatively impact Lexington’s financial condition and results of operations and may result in its inability to continue its business. Lexington estimates that its legal fees over the next twelve months will be approximately $2,000,000. Expenses thereafter are dependent on the outcome of the litigation; in the event the case is appealed, legal fees over the course of the subsequent twelve months would be approximately $2,000,000. The costs of enforcing Lexington’s patent rights may exceed its recoveries from such enforcement activities. In addition, the primary law firm being utilized by Lexington for such litigation would be entitled to a certain percentage of any recoveries from the litigation or licensing of the patents. The inventor of the patents is likewise entitled to a percentage of such recoveries, as is IP Navigation Group, the intellectual property consulting firm engaged by Lexington in connection with its efforts to acquire and monetize this portfolio of patents. Accordingly, in order for Lexington to generate a profit from its patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays and the contingent fees payable from such revenues. Lexington’s failure to monetize its patent assets would significantly harm its business.

While Lexington believes that the patents acquired from Thomas Bascom are infringed by the defendants in the Litigation, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the US Patent and Trademark Office (USPTO) will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patent may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently in Lexington’s initial litigation or from time to time in connection with future litigations Lexington may bring. If this were to occur, it would have a material adverse effect on the viability of its company and its operations.

Lexington believes that certain social and business networking and other companies infringe on at least four of its patents, but recognizes that obtaining and collecting a judgment against such infringers may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties Lexington believes infringe on Lexington’s patents are large and well-financed companies with substantially greater resources than Lexington. Lexington believes that these parties will devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing Lexington’s patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the patents Lexington acquired from Thomas Bascom. As of the date of this report, Lexington has settled with two defendants, and is legally precluded from disclosing other developments in the cases.

At this time, Lexington cannot predict the outcome of such potential litigation or administrative action, and if Lexington is unsuccessful in its litigation efforts for any reason, the value of the patents acquired from Thomas Bascom, which are Lexington’s most significant assets, would be significantly reduced and Lexington’s business, financial condition and results of operations would be significantly harmed.

Moreover, in connection with any of Lexington’s present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that Lexington has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against Lexington or its operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if Lexington or its subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm Lexington’s operating results and its financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Finally, Lexington believes that the more prevalent patent enforcement actions become, the more difficult it will be for Lexington to license its patents without engaging in litigation. As a result, Lexington may need to increase the number of its patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This will adversely affect Lexington’s operating results due to the high costs of litigation and the uncertainty of the results.

If Lexington is unsuccessful in its pending litigation or is unable to adequately protect its patent rights, the value of such patents would be significantly reduced and Lexington’s business would be negatively impacted.

Lexington believes its patents are valid, enforceable and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to Lexington’s patents and such claims could give rise to material costs for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation Lexington is or may become involved in, or otherwise materially and adversely affect its business. At this time, Lexington cannot predict the outcome of its current pending patent infringement litigation. If Lexington is unsuccessful in its litigation efforts for any reason or is otherwise unable to protect its patent rights, the value of the patents acquired from Thomas Bascom, which are Lexington’s most significant assets, would be significantly reduced and Lexington’s business, financial condition and results of operations would be significantly harmed.

Lexington may be unable to retain key advisors and legal counsel to represent Lexington in the current patent infringement Litigation and in future legal proceedings.

The success of Lexington’s pending legal proceedings and future legal proceedings depends in part upon Lexington’s ability to retain key advisors and legal counsel to represent Lexington in such litigation. The retention of such key advisors and legal counsel is likely to be expensive and Lexington may not be able to retain such key advisors and legal counsel on favorable economic terms. Therefore, Lexington may be unable to retain key advisors and legal counsel to represent Lexington in its litigation, which could have a material adverse effect on Lexington’s business.

The patent infringement cases initiated by Lexington will likely take longer and be more expensive in the United States District Court in the Northern District of California than if the cases were litigated in the United States District Court for the Eastern District of Virginia.

Lexington’s wholly-owned subsidiary, Bascom Research LLC, initiated its patent infringement litigation in the United States District Court for the Eastern District of Virginia. It is difficult to predict the length of time it will take to complete such litigation. In December, 2012, the lawsuits were transferred to the United States District Court in the Northern District of California. As of the date of this report, Lexington has settled with two defendants, and is legally precluded from disclosing other developments in the cases. As of June 30, 2013, Bascom Research has reached settlements with two defendants in connection with its ongoing litigation in the Northern District of California. Bascom Research is precluded from releasing the specific terms of its settlements as a result of confidentiality provisions contained in the various settlement agreements. The litigation is still pending against the other defendants (including Facebook, Inc. and LinkedIn Corporation). Lexington believes that as a result of the transfer to California, the patent infringement litigation may take significantly longer, become more expensive, and possibly adversely impact the financial position of Lexington moving forward.

Lexington may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of Lexington’s investments in such activities.

Members of Lexington’s management team have significant experience as inventors. As such, part of Lexington’s business may include the internal development of new inventions and intellectual property that Lexington will seek to monetize. However, this aspect of Lexington’s business would likely require significant capital and would take time to achieve. Such activities could also distract Lexington’s management team from its present business initiatives, which could have a material and adverse effect on Lexington’s business. There is also the risk that Lexington’s initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of Lexington’s investments in time and resources in such activities.

In addition, even if Lexington is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, Lexington would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property Lexington may develop principally including the following:

•	patent applications Lexington may file may not result in issued patents or may take longer than Lexington expects to result in issued patents;

•	Lexington may be subject to interference proceedings;

•	Lexington may be subject to opposition proceedings in the U.S. or foreign countries;

•	any patents that are issued to Lexington may not provide meaningful protection;

•	Lexington may not be able to develop additional proprietary technologies that are patentable;
•	other companies may challenge patents issued to Lexington;

•	other companies may design around technologies Lexington has developed; and

•	enforcement of Lexington’s patents would be complex, uncertain and very expensive.

Lexington cannot be certain that patents will be issued as a result of any future applications, or that any of Lexington’s patents, once issued, will provide Lexington with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, Lexington cannot be certain that it will be the first to make its additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent Lexington from commercializing Lexington’s products or require Lexington to obtain licenses requiring the payment of significant fees or royalties in order to enable Lexington to conduct its business. As to those patents that Lexington may license or otherwise monetize, Lexington’s rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and Lexington may be unable to do so. Lexington’s failure to obtain or maintain intellectual property rights for Lexington’s inventions would lead to the loss of Lexington’s investments in such activities, which would have a material and adverse effect on Lexington’s company.

Moreover, patent application delays could cause delays in recognizing revenue from Lexington’s internally generated patents and could cause Lexington to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm Lexington’s business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect Lexington’s business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect Lexington’s ability to assert its patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (or the Leahy-Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of Lexington’s business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of Lexington’s issued patents, all of which could have a material adverse effect on Lexington’s business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which Lexington conducts its business and negatively impact Lexington’s business, prospects, financial condition and results of operations.

Lexington’s acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect Lexington’s operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to Lexington’s business plan, are often time consuming, complex and costly to consummate. Lexington may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, Lexington expects to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if Lexington is able to acquire particular patent assets, there is no guarantee that Lexington will generate sufficient revenue related to those patent assets to offset the acquisition costs. While Lexington will seek to conduct confirmatory due diligence on the patent assets Lexington is considering for acquisition, Lexington may acquire patent assets from a seller who does not have proper title to those assets. In those cases, Lexington may be required to spend significant resources to defend Lexington’s interest in the patent assets and, if Lexington is not successful, its acquisition may be invalid, in which case Lexington could lose part or all of its investment in the assets.

Lexington may also identify patent or other intellectual property assets that cost more than Lexington is prepared to spend with its own capital resources. Lexington may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for Lexington. These higher costs could adversely affect Lexington’s operating results, and if Lexington incurs losses, the value of its securities will decline.

In addition, Lexington may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which Lexington’s licensees will adopt its patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies Lexington acquires or develops will have value that it can monetize.

In certain acquisitions of patent assets, Lexington may seek to defer payment or finance a portion of the acquisition price. This approach may put Lexington at a competitive disadvantage and could result in harm to Lexington’s business.

Lexington has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where Lexington can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, Lexington might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than Lexington has. In addition, any failure to satisfy Lexington’s debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect Lexington’s patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm Lexington’s brand, its business and its operating results.

Lexington’s ability to operate its business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of Lexington’s acquired patent assets and other intellectual property. To protect Lexington’s proprietary rights, Lexington relies on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures Lexington undertakes to protect and maintain its assets will have any measure of success.

Following the acquisition of patent assets, Lexington will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. Lexington may acquire patent assets, including patent applications, which require Lexington to spend resources to prosecute the applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against Lexington, and such assertions or prosecutions could materially and adversely affect Lexington’s business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause Lexington to incur significant costs and could divert resources away from Lexington’s other activities.

Despite Lexington’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of Lexington’s intellectual property:

•	Lexington’s applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights, or patents may not provide Lexington with any competitive advantages versus potentially infringing parties;

•	Lexington’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of Lexington’s technology; or

•	Lexington’s efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those Lexington acquires and/or prosecutes.

Moreover, Lexington may not be able to effectively protect its intellectual property rights in certain foreign countries where Lexington may do business in the future or from which competitors may operate. If Lexington fails to maintain, defend or prosecute its patent assets properly, the value of those assets would be reduced or eliminated, and Lexington’s business would be harmed.

Lexington may not be able to capitalize on potential market opportunities related to its licensing strategy or patent portfolio.

In order to capitalize on its patent portfolio, Lexington intends to enter into licensing relationships. However, there can be no assurance that Lexington will be able to capitalize on its patent portfolio or any potential market opportunity in the foreseeable future. Lexington’s inability to generate licensing revenues associated with potential market opportunities could result from a number of factors, including, but not limited to:

•	Lexington may not be successful in entering into licensing relationships on commercially acceptable terms; and

•	challenges from third parties as to the validity of Lexington’s patents underlying Lexington’s licensing opportunities.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong Lexington’s litigation and adversely affect its financial condition and operating results.

Lexington’s business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on Lexington’s assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to Lexington’s business plan, and Lexington’s failure to do so could cause material harm to its business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities which were not previously reported.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated By-Laws of Document Security Systems, Inc. (Incorporated by reference to current report on Form 8-K filed on July 1, 2013)
4.1	Warrant issued to Mayer Laufer, dated May 24, 2013 (Incorporated by reference to current report on Form 8-K filed on May 28, 2013)
10.1	Promissory Note between Document Security Systems, Inc. and Congregation Noam Elimelech, dated May 24, 2013(Incorporated by reference to current report on Form 8-K filed on May 28, 2013).
10.2	Convertible Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Mayer Laufer, dated May 24, 2013. (Incorporated by reference to current report on Form 8-K filed on May 28, 2013)
10.3	Master Loan and Security Agreement between People’s Capital and Leasing Corp. and Premier Packaging Corporation dated as of July 19, 2013. (Incorporated by reference to current report on Form 8-K filed on July 25, 2013)
10.4	Demand Promissory Note dated July 19, 2013 issued by Premier Packaging Corporation (Incorporated by reference to current report on Form 8-K filed on July 25, 2013)
10.5	Security Agreement between People’s Capital and Leasing Corp. and Premier Packaging Corporation dated as of July 19, 2013. (Incorporated by reference to current report on Form 8-K filed on July 258, 2013)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

August 13, 2013	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer (Principal Executive Officer)

August 13, 2013	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

