Form 10-Q
period 2013-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2013-11-13
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

As of November 12, 2013, there were 49,230,159 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash	$3,237,724	$1,887,163
Accounts receivable, net of allowance of $60,000 ($60,000- 2012)	1,733,498	2,123,019
Inventory	1,100,527	817,685
Prepaid expenses and other current assets	438,624	290,402
Total current assets	6,510,373	5,118,269

Property, plant and equipment, net	5,304,101	3,723,908
Investments and other assets	6,927,005	232,815
Goodwill	15,305,316	3,322,799
Other intangible assets, net	30,774,994	1,852,677
Total assets	$64,821,789	$14,250,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,334,663	$1,417,460
Accrued expenses and other current liabilities	1,577,974	1,223,244
Revolving lines of credit	261,900	238,240
Short-term debt, net of unamortized discount of $46,000	807,490	-
Current portion of long-term debt, net of unamortized discount of $0 ($44,000-2012)	333,744	864,514
Total current liabilities	4,315,771	3,743,458

Long-term debt	2,920,094	1,527,906
Interest rate swap hedging liabilities	49,166	127,883
Deferred tax liability, net	3,153,104	127,675

Commitments and contingencies (see Note 7)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 49,230,159 shares issued and outstanding (21,705,969 in 2012)	984,603	434,118
Additional paid-in capital	97,499,051	55,872,917
Accumulated other comprehensive loss	(49,166)	(127,883)
Accumulated deficit	(44,050,834)	(47,455,606)
Total stockholders' equity	54,383,654	8,723,546
Total liabilities and stockholders' equity	$64,821,789	$14,250,468

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Printed products	$3,671,764	$3,655,182	$10,772,849	$10,326,140
Technology sales, services and licensing	577,606	508,941	1,526,281	1,340,192
Total revenue	4,249,370	4,164,123	12,299,130	11,666,332

Costs of revenue
Printed products	2,542,045	2,501,918	7,355,289	7,301,950
Technology sales, services and licensing	93,804	138,719	248,431	255,731
Total costs of revenue	2,635,849	2,640,637	7,603,720	7,557,681

Gross profit	1,613,521	1,523,486	4,695,410	4,108,651

Operating expenses:
Selling, general and administrative	2,712,488	2,476,528	8,526,378	6,605,593
Impairment of intangible assets	516,726	-	516,726	-
Amortization of intangibles	1,045,620	76,026	1,213,872	228,078
Operating expenses	4,274,834	2,552,554	10,256,976	6,833,671

Operating loss	(2,661,313)	(1,029,068)	(5,561,566)	(2,725,020)

Other expense:
Interest expense	(64,972)	(51,387)	(158,487)	(176,992)
Amortizaton of note discount and loss on debt extinguishment	(17,367)	(11,058)	(71,189)	(248,758)

Loss before income taxes	(2,743,652)	(1,091,513)	(5,791,242)	(3,150,770)
Income tax (benefit) expense, net	(9,205,488)	4,737	(9,196,014)	14,211
Net income (loss)	$6,461,836	$(1,096,250)	$3,404,772	$(3,164,981)

Other comprehensive income (loss):
Interest rate swap gain (loss)	2,609	(5,179)	78,717	(27,671)
Comprehensive income (loss)	$6,464,445	$(1,101,429)	$3,483,489	$(3,192,652)

Earnings per share:
Basic	$0.15	$(0.05)	$0.12	$(0.15)
Diluted	$0.15	$(0.05)	$0.12	$(0.15)

Shares used in computing earnings per share:
Basic	41,911,569	20,822,351	28,444,037	20,536,448
Diluted	41,914,855	20,822,351	28,462,741	20,536,448

See accompanying notes

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2013	2012

Cash flows from operating activities:
Net income (loss)	$3,404,772	$(3,164,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,660,948	598,010
Stock based compensation	1,579,641	631,466
Amortization of note discount	44,937	248,758
Loss on extinquishment of debt	26,252	-
Impairment of intangible assets	516,726	-
Change in deferred tax provision	(9,196,014)	14,211
(Increase) decrease in assets:
Accounts receivable	389,521	(63,395)
Inventory	(282,842)	(332,108)
Prepaid expenses and other assets	(188,203)	(181,330)
Increase (decrease) in liabilities:
Accounts payable	72,847	182,229
Accrued expenses and other liabilities	50,942	(11,287)
Net cash used by operating activities	(1,920,473)	(2,078,427)

Cash flows from investing activities:
Purchase of property, plant and equipment	(321,230)	(108,931)
Acquisition of business	6,560,890	-
Purchase of investment	(250,000)	-
Purchase of intangible assets	(2,557,825)	(103,569)
Net cash provided (used) by investing activities	3,431,835	(212,500)

Cash flows from financing activities:
Net (payments) borrowings on revolving lines of credit	23,660	(220,780)
Payment of short-term loan from related party	-	(150,000)
Payments of long-term debt	(233,228)	(269,056)
Payments of capital lease obligations	-	(74,279)
Issuance of common stock, net of issuance costs	48,767	3,310,287
Net cash (used) provided by financing activities	(160,801)	2,596,172

Net increase in cash	1,350,561	305,245
Cash beginning of period	1,887,163	717,679
Cash end of period	$3,237,724	$1,022,924

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive income (loss) and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding Document Security Systems, Inc.’s (the “Company” or “DSS” ) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K, as amended, for the fiscal year ended December 31, 2012.

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

Completion of Merger with DSS Technology Management, Inc.

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc. (“Lexington”), n/k/a DSS Technology Management, Inc., a Delaware corporation (“DSS Technology Management”), pursuant to the terms and conditions of the previously announced Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”), by and among the Company, DSS Technology Management, Merger Sub and Hudson Bay Master Fund Ltd. (“Hudson Bay”), as representative of DSS Technology Management’s stockholders (the “Merger”). Effective on July 1, 2013, as a result of the Merger, DSS Technology Management became a wholly-owned subsidiary of DSS. In connection with the Merger, the Company issued on the Closing Date, its securities to DSS Technology Management’s stockholders in exchange for the capital stock owned by DSS Technology Management’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”) ; (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, entered into by and among the Company, Hudson Bay and American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC (“Palladium”) as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium, 400,000 are currently being held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

As a result of the consummation of the Merger, as of the Closing Date, the former stockholders of DSS Technology Management owned approximately 51% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger own approximately 49% of the outstanding common stock of the combined company.

Pursuant to the Escrow Agreement, the shares of the Company’s Common Stock deposited in the escrow account will be released to the holders of the DSS Technology Management common stock (pro rata on a fully-diluted basis as of the effective time of the Merger) if and when the closing price per share of the Company’s Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of the Company’s Common Stock held in escrow shall be cancelled and returned to the treasury of the Company. DSS Technology Management stockholders will have voting rights with respect to the Company’s shares owned by such stockholders and held in escrow for one year following the closing of the Merger even though such shares may be cancelled and returned to the treasury of the Company if the condition for release of the shares held in escrow is not met.

If after one year, the shares held in escrow are cancelled because the conditions discussed above were not met, the former stockholders of DSS Technology Management are expected to own approximately 42% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger are expected to own approximately 58% of the outstanding common stock of the combined company (without taking into account any shares of the Company’s Common Stock held by DSS Technology Management’s stockholders prior to the completion of the Merger, and excluding the exercise of any options and warrants).

The transaction was accounted for as a business combination in accordance with the Business Combination Topic of the FASB ASC 805. (See Footnote 6)

Effective on August 2, 2013, Lexington Technology Group, Inc. changed its name to DSS Technology Management, Inc.

OUR BUSINESS

As a result of the Merger, the Company’s business has expanded. With its packaging, plastics and commercial and security printing businesses, the Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. We have developed security technologies that are applied during the normal printing process. Our technologies and products are used by federal, state and local governments, law enforcement agencies and are also applied to a broad variety of industries as well, including financial institutions, high technology and consumer goods, entertainment and gaming, healthcare/pharmaceutical, defense and genuine parts industries. Our customers use our technologies where there is a need for enhanced security for protection and verification of critical financial instruments and vital records, or where there are concerns of counterfeiting, fraud, identity theft, brand protection and liability.

The Company’s subsidiary, Extradev, Inc. which does business as DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc. formerly known as Lexington Technology Group, Inc., acquires or assists in the development of patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

Revenue Recognition - Sales of printed products including commercial and security printing, packaging, and plastic cards are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

For technology sales and services, revenue is recognized in accordance with the FASB ASC 985-605. Accordingly, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured. We recognize cloud computing revenue, including data backup, recovery and security services, on a monthly basis, beginning on the date the customer commences use of our services. Professional services are recognized in the period services are provided. For printing technology licenses revenue is recognized once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured. For other technology licenses, revenue arrangements generally provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Certain of the Company’s revenue arrangements provide for future royalties or additional required payments based on future licensee activities.  Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above, have been met.  Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

Contingent Legal Expenses - Contingent legal fees are expensed in the consolidated statements of income in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

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

As of September 30, 2013 and 2012, there were 18,753,340 and 4,319,020, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, including common shares being held in escrow pursuant to the Merger Agreement, that could potentially dilute basic earnings per share in the future. For the three months ended September 30, 2013, based on the average market price of the Company’s common stock during that period of $1.49, 3,286 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. For the nine months ended September 30, 2013, based on the average market price of the Company’s common stock during that period of $2.16, 18,704 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. Common stock equivalents were excluded from the calculation of diluted earnings per share because for periods in which the Company had net losses, their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

All $.02 Warrants issued to Lexington in the July 1, 2013 merger, which represent shares issuable for little or no cash consideration are considered outstanding common shares and are included in the computation of basic earnings per share in accordance with ASC 260. Further in accordance with ASC 260, escrow shares issued to Lexington and Palladium subject to be returned to treasury based on a contingency that is considered remote are not included in basic or diluted earnings per share. The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted Average shares -basic	41,911,569	20,822,351	28,444,037	20,536,448

Dilutive potential common shares:
Stock Options and warrants	3,286	-	18,704	-

Weighted Average shares -diluted	41,914,855	20,822,351	28,462,741	20,536,448

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the nine months ended September 30, 2013 and 2012, one customer accounted for 24% and 26%, respectively, of the Company’s consolidated revenue. As of September 30, 2013 and 2012, this customer accounted for 23% and 22%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on a term loan and promissory note with RBS Citizens, N.A. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of non-performance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The fair value of interest rate swap hedging liabilities as of September 30, 2013 amounted to $49,166 ($127,883 - December 31, 2012) and the net gain attributable to this cash flow hedge recorded during the nine months ended September 30, 2013 amounted to $78,717 ($27,671 loss– September 30, 2012).

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

Fair Value of Financial Instruments - Financial instruments include cash, which is a short term investment and its carrying amount is a reasonable estimate of fair value, investments (see Note 6), interest rate swaps as discussed above, notes payable and a convertible note payable. Notes payable are valued based on rates currently available to financial institutions for debt with similar terms and remaining maturities. The carrying value approximates the fair value of these debt instruments as of September 30, 2013 and December 31, 2012. On May 24, 2013, the Company amended its convertible note to extend the maturity of the note. This resulted in a change in the fair value of the embedded conversion option that exceeded 10% of the carrying value of the original debt, and as a result, was accounted for in accordance with FASB Topic ASC 470-50 “Debt Modifications and Extinguishments”. The convertible note payable was recorded at its fair value as of May 24, 2013. As of September 30, 2013, the note has an estimated fair value of approximately $297,000 ($565,000 - December 31, 2012) based on the underlying shares the note can be converted into at the trading price on September 30, 2013. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input.

Change in Accounting Principle - Effective July 1, 2013, the Company made a policy decision to no longer capitalize and amortize patent defense costs, but rather to expense patent defense costs as incurred. The Company believes that this policy decision constitutes a change in accounting principle that is preferable because of the addition of an operating segment that incurs significant expense litigating patent infringement. Therefore, potential settlement revenue and related patent defense legal costs will be recorded in the same period in the statement of operations.

In accordance with ASC 250, a change in accounting principle requires retrospective application. There is no retrospective impact to the accompanying consolidated financial statements as all previously capitalized patent defense costs have been expenses through the statement of operations in periods prior to the comparable periods included in this filing. Therefore, there is no impact on earnings for nine months ended September 30, 2013 and 2012, and no impact on accumulated deficit or any other component of stockholders’ equity.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2013	2012

Finished Goods	$537,156	$270,776
Work in process	177,906	101,694
Raw Materials	385,465	445,215

	$1,100,527	$817,685

3.     Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Intangible assets include acquired other intangibles of customer lists and non-compete agreements and patent and patent rights recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions. In addition, other intangible assets includes costs for patent and patent rights purchased directly by the Company and patent application costs, such as legal and filing fees. Intangible assets are amortized over the expected useful life of the asset.

The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material. The Company accounts for purchases of intangible assets in accordance with the provisions of ASC 350 “Intangibles” (“ASC 350”) and ASC 360 “Fixed Assets” (“ASC 360”). The useful lives of intangible assets are determined at the date of purchase and are periodically evaluated for reasonableness. The assets will be tested for impairment at least annually, if determined to have an indefinite life, or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. Costs to investigate potential purchases of intangible assets will be treated as expense when incurred, until or unless the purchase of the respective assets will be deemed viable, after which time the costs to further investigate and purchase the assets will be capitalized. Subsequent to purchase, legal and associated costs incurred in prosecuting alleged infringements of the patents will be recognized as expense when incurred.

For the nine months ended September 30, 2013 and 2012, the Company spent approximately $72,000 and $103,000 on patent application costs and $2,500,000 and $0 on patent and patent rights acquisition costs, respectively. In addition, the Company acquired patents as a result of its acquisition of DSS Technology Management which were valued in conjunction with the Company’s purchase accounting at approximately $27,852,000 (see Note 6).  The patents and patent rights acquired have estimated economic useful lives of approximately 2.5 to 7.5 years.

The Company recorded goodwill of approximately $12.2 million in connection with its acquisition of DSS Technology Management in July 2013. The goodwill was recorded due to the establishment of a deferred tax liability which resulted from the increase in basis of the DSS Technology Management tangible and intangible assets, excluding goodwill, for book purposes but not for tax purposes. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on the Company’s deferred tax assets was partially released to offset part of the increase in deferred tax liability and resulted in an estimated financial statement income tax benefit of approximately $9.2 million, which was recorded in the statement of operations for the three and nine month periods ending September 30, 2013. The goodwill is not deductible for income tax purposes.

Refer to Note 6 to these consolidated financial statements for additions to patents and goodwill in connection with the Company’s acquisition of DSS Technology Management and the related application of the acquisition method of accounting.

Intangible assets are comprised of the following:

		September 30, 2013			December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	$1,997,300	$1,296,743	$700,557	$2,405,300	$1,243,865	$1,161,435
Acquired intangibles-patents and patent rights	Varied (1)	30,361,883	961,894	29,399,989	-	-	-
Patent application costs	Varied (1)	1,009,220	334,772	674,448	956,714	265,472	691,242
		$33,368,403	$2,593,409	$30,774,994	$3,362,014	$1,509,337	$1,852,677

(1) patent application costs, patent and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2013, the weighted average remaining useful life of these assets in service was approximately 7.0 years.

Amortization expense for the nine months ended September 30, 2013 amounted to $1,213,872 ($228,078 – 2012).

Approximate expected amortization for each of the five succeeding fiscal years is as follows:

2014	$4,583,000
2015	$4,497,000
2016	$4,349,000
2017	$4,276,000
2018	$4,230,000

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013, are as follows.

	Packaging Segment	Printing Segment	Plastics Segment	Technology Segment	Total

Balance as of January 1, 2013
Goodwill	$1,768,400	$630,524	$684,949	$238,926	$3,322,799
Accumulated impairment losses	-	-	-	-	-
	1,768,400	630,524	684,949	238,926	3,322,799

Goodwill acquired during the year	-	-	-	12,221,443	12,221,443
Impairment losses	-	-	-	(238,926)	(238,926)

Balance as of September 30, 2013
Goodwill	1,768,400	630,524	684,949	12,460,369	15,544,242
Accumulated impairment losses	-	-	-	(238,926)	(238,926)
	$1,768,400	$630,524	$684,949	$12,221,443	$15,305,316

During the nine months ended September 30, 2013, the Company determined that the intangible assets the Company recorded as a result of its acquisition of ExtraDev, Inc. in May 2011 were impaired as a result of a decline of customers for its historical IT hosting and custom programming and services businesses due to increased competition, including competition from Microsoft, and ExtraDev’s focus on new products such as the Company’s AuthentiGuard Suite, which has reduced resources directed to supporting its IT hosting and custom programming businesses. As a result of this decline, the Company performed a present value analysis of the expected future cash flows of the revenues and expenses associated with ExtraDev’s historical business and determined that the intangible assets that the Company had recorded as a result of the acquisition of ExtraDev were likely impaired. As a result, the Company wrote-off approximately $239,000 of goodwill, customer lists with a gross value of $258,000 and a net book value $198,000, and non-compete agreements with a gross value of $150,000 and a net book value of $80,000 associated with ExtraDev, Inc. in the third quarter of 2013.

4.    Short-Term and Long-Term Debt

Revolving Credit Lines - The Company entered into a credit facility agreement with RBS Citizens, N.A. (“Citizens Bank”) in connection with the Company’s acquisition of Premier Packaging Corporation (“Premier Packaging”). As amended, the credit facility agreement provides Premier Packaging with a revolving credit line of up to $1,000,000.  The revolving line bears interest at 1 Month LIBOR plus 3.75% (3.93% as of September 30, 2013) and matures on May 31, 2014. As of September 30, 2013, the revolving line had a balance of $261,900 ($194,680, net of sweep account of $349,976 as of December 31, 2012).

Short–Term Debt - On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint, Inc. The Note is secured by all of the assets of Secuprint, Inc., including the equipment. The Note matures on May 24, 2014, and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. On May 24, 2013, as additional consideration for the loan, the Company issued the lender a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000, which will be amortized over the term of the note.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount and will be amortized over the term of the note. The note is secured by all of the assets (excluding assets leased) of Secuprint Inc., a subsidiary of the Company, is subject to various events of default. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt, therefore the Company accounted for this restructuring as an extinguishment in accordance with FASB Topic ASC 470-50 “Debt Modifications and Extinguishments”. The note had a fair value of approximately $650,000 on the date of modification and had a balance of approximately $640,000 as of September 30, 2013 ($575,000 - December 31, 2012).

Term Loan Debt -On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, the Company entered into a term loan with Citizens Bank for $1,500,000.    As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.93% at September 30, 2013).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of September 30, 2013, the balance of the term loan was $425,000 ($650,000 - December 31, 2012).

On July 19, 2013, Premier Packaging, the Company’s wholly-owned subsidiary, entered into a Master Loan and Security Agreement (the “Master Agreement”) with People’s Capital and Leasing Corp. (“Peoples Capital”) pursuant to which Premier Packaging purchased a 2006 Heidelberg Model XL105-6LX CP2000 printing press for use in its Victor, New York facility. Pursuant to the Master Agreement, People’s Capital provided Premier Packaging with a loan in the principal amount of $1,303,900, repayable over a 60-month period in monthly payments of $24,356, subject to certain adjustments which will commence when the equipment is placed in service. The repayment of the loan is secured by a security interest in (i) the equipment; and (ii) all proceeds obtained from the equipment. On July 19, 2013, Premier Packaging also issued a Demand Promissory Note (the “Note”) to the Lender in the principal amount of $1,350,000, to be used to make progress payments as required for the purchase and installation of the equipment. The Note bears a fluctuating interest at the rate of 3% above the Libor Rate (as defined in the Note), and shall become due and payable on a date to be determined by the Lender. The Note contains customary default provisions. The Note is secured by the Security Agreement entered into by and among Premier Packaging and the Lender on July 19, 2013, pursuant to which the Lender was granted a security interest in (i) the Equipment, (ii) all proceeds obtained from the Equipment, and (iii) all inventory and any other goods, merchandise or other personal property held by debtor for sale or lease and all raw materials, work or goods in process or materials or supplies of every nature used, consumed or to be consumed in debtor’s business, now owned or hereafter acquired and all proceeds, including insurance proceeds and products of any of the foregoing. The aggregate amount borrowed under the Note will be transferred to the Master Agreement in an amount up to $1,303,900 when the equipment is placed in service and accepted by the Company. As of September 30, 2013, the Note had a balance of $1,008,900 and the equipment has not yet been placed in service.

Promissory Note - On August 30, 2011, the Company’s wholly owned subsidiary Premier Packaging purchased the packaging plant it occupies in Victor, New York for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained by Premier from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 month LIBOR plus 3.15% (3.33% at September 30, 2013). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of September 30, 2013, the Promissory Note had a balance of $1,146,389 ($1,170,831 - December 31, 2012).

Standby Term Note - On October 8, 2010, the Company amended its credit facility Agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank will provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the standby term loan note was converted into a term note payable in monthly installments of $887 plus interest over 5 years. As of September 30, 2013, the balance under this term note was $32,833 ($40,819 - December 31, 2012).

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

5.     Stockholders’ Equity

Stock Warrants - On January 21, 2013, the Company issued Century Media Group Inc. (“Century Media”) a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share (“Warrant”). The Warrant vested on the date of grant (“Grant Date”), and carries a term of two years commencing from the Grant Date. In conjunction with the issuance of the above-described Warrant, the Company cancelled a warrant previously issued to Century Media on February 20, 2012 (the “February 2012 Warrant”). The February 2012 Warrant consisted of a 14-month, immediately vested warrant to purchase up to 250,000 shares of the Company’s common stock, par value $.02 per share, at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 block of shares covered by the February 2012 Warrant. The February 2012 Warrant was issued as partial consideration for a one-year investor relations consulting agreement previously entered into between the Company and Century Media on February 20, 2012 (the “Century Media Consulting Agreement”). The Century Media Consulting agreement expired on its stated termination date of February 20, 2013. As a result of the new Warrant, approximately $33,000 of stock based compensation expense was recorded in the nine months ended September 30, 2013.

On July 1, 2013 in conjunction with its Merger with DSS Technology Management, the Company issued warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). (See Footnote 6)

Stock Options - During the nine months ended September 30, 2013, the Company issued options to purchase up to an aggregate of 178,750 shares of its common stock to its non-executive board members at exercise prices between $1.40 and $2.51 per share. The fair value of these options amounted to approximately $123,000 determined by utilizing the Black Scholes Merton option pricing model.

On January 10, 2013, the Company modified 80,000 fully vested options held by former non-executive board members that were set to expire on January 14, 2013 by extending the expiration dates to between January 2, 2014 and January 14, 2014. These options had been granted between 2009 and 2012. The incremental compensation costs associated with this modification of approximately $34,000 was recognized during the nine months ended September 30, 2013 and is included in selling, general and administrative expenses.

On July 1, 2013 in conjunction with its Merger with DSS Technology Management, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. (See Footnote 6)

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2013, the Company had stock compensation expense of approximately $1,580,000 or $0.06 basic earnings per share ($631,000; $0.03 basic earnings per share - 2012). This amount includes approximately $774,000 of stock based compensation expense for fair value of 386,678 shares issued to Palladium upon the closing of the Merger on July 1, 2013 and the expense associated with 400,000 shares issued to Palladium upon the closing of the Merger on July 1, 2013 that are being held in escrow.

As of September 30, 2013, there was approximately $1,939,000 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of approximately three years. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

6.     Business Combination

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc, pursuant to the terms and conditions of the previously announced Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”). Effective on July 1, 2013, as a result of the Merger, Lexington Technology Group, Inc, which changed its name to DSS Technology Management, Inc. on August 2, 2013, became a wholly-owned subsidiary of DSS. The Company believes the merger with Lexington Technology Group was an opportunity to significantly increase its intellectual property assets and expand its intellectual property development, acquisition and monetization business. In connection with the Merger, the Company issued on the Closing Date, its securities to DSS Technology Management’s stockholders in exchange for the capital stock owned by DSS Technology Management’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”), which includes 240,559 shares of the Company’s common stock owned by DSS Technology Management prior to the merger that were exchanged for shares issuable to DSS Technology Management stockholders pursuant to the merger (the “Exchange Shares”); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013. Pursuant to the escrow agreement, the shares of the Company’s Common Stock deposited in the escrow account will be released to the holders if and when the closing price per share of the Company’s Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of the Company’s Common Stock held in escrow shall be cancelled and returned to the treasury of the Company. The holders of the escrow shares will have voting rights with respect to the shares until such shares are released or retired after one year (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium, 400,000 are currently being held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement. The Company spent approximately $1,445,000 in legal, accounting, consulting and filing fees related to the Merger

Accounting Treatment of the Merger

U.S. Generally Accepted Accounting Principles (hereafter — GAAP), require that for each business combination, one of the combining entities shall be identified as the acquirer, and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination. In a business combination effected primarily by exchanging equity interests, the acquirer usually is the entity that issues its equity interests. However, it is sometimes not clear which party is the accounting acquirer.

In accordance with FASB Topic ASC 805 “Business Combinations”, if a business combination has occurred, but it is not clear which of the combining entities is the acquirer, GAAP requires considering additional factors in making that determination. These factors include the relative voting rights of the combined entity after the business combination, the existence of a large minority voting interest in the combined entity, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities.

Based on the aforementioned, and after taking in consideration all relevant facts and circumstances, management came to the conclusion that DSS, as the legal acquirer was also the accounting acquirer in the transaction. The conclusion was based on the determination that although, the former stockholders of DSS Technology Management had 51% of the voting interest in the combined company as of the closing date of the merger, the former stockholders of DSS Technology Management did not have clear indications of control when analyzed in the context of the other factors listed by FASB Topic ASC 805, such as the existence of a large minority voting interest, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities. In addition, the ownership of the combined company by the former stockholders of DSS Technology Management could reduce to approximately 42% of the outstanding common stock of the combined company if, after one year, the shares held in escrow are cancelled because the conditions of the escrow agreement were not met. At the time of the Merger, management determined the likelihood of meeting the conditions in the escrow agreement to be remote. As a result, the merger will be accounted for as a business combination in accordance with the Business Combination Topic of the FASB ASC 805.

Purchase Price Allocation

The Merger was accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Under the guidance, the assets and liabilities of the acquired business, DSS Technology Management, are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. The purchase price is based on the fair value of the DSS common stock, DSS common stock to be held in escrow and issued if certain contingencies are met, warrants to purchase DSS common stock issued by DSS to DSS Technology Management stockholders, and replacement options awards related to pre-combination services granted to certain DSS Technology Management employees pursuant to the Merger Agreement. The Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The fair value of the equity instruments issued to former stockholders of DSS Technology Management is based on a $1.87 share price of DSS common stock which was the closing share price of DSS’s stock on July 1, 2013 on the closing date of the Merger. For warrants and employee options to purchase DSS common stock issued or assumed as consideration in the Merger, the Company used the Black Scholes Merton option pricing model to determine fair values, with terms set at the remaining life of the option or warrant, a volatility of approximately 59%, and a risk free rate of return of approximately 0.9% with zero forfeitures expected. For the DSS common stock to be held in escrow, the Company used a Monte Carlo simulation model to determine an average expected fair value. While DSS uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, the purchase price allocation is preliminary and could change during the measurement period (not to exceed one year) if new information is obtained about the facts and circumstances that existed as of the Merger date that, if known, would have resulted in the recognition of additional or changes to the value of the assets and liabilities presented in this purchase price allocation.

($ -in thousands)

Current assets, net of current liabilities	$6,256
Deposits and non-current assets	9
Investments at fair value	6,450
Other intangible assets- patent and patent rights	27,852
Goodwill	12,221
52,788
Deferred tax liability	12,221

Total estimated purchase price	$40,567

Consideration issued:
Fair value of 16,317,828 shares of DSS common stock issued to DSS Technology Management shareholders	$30,514
Fair value of 7,100,000 shares of DSS common stock issued to DSS Technology Management shareholders to be held in escrow for up to one year	901
Fair value of options to purchase 2,000,000 shares DSS common stock for $3.00 per share exchanged for options to purchase DSS Technology Management's common stock that were granted to DSS Technology Management's employees which relate to pre-combination services	141
Fair value of warrants to purchase up to 4,859,894 shares of DSS common stock for $4.80 per share issued to DSS Technology Management shareholders	2,661
Fair value of warrants to purchase 3,432,170 shares of DSS common stock for $0.02 per share issued to certain DSS Technology Management shareholders	6,350

Total estimated purchase price	$40,567

Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Acquisition Date. Management considered a number of factors, including reference to an analysis under Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. A relief from royalty methodology was used to value the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows.

In March 2013, DSS Technology Management made a strategic investment in VirtualAgility, a developer of programming platforms that facilitate the creation of business applications without programming or coding. The investment involved a non-recourse note that would reward the Company a portion of the proceeds derived from the patent portfolio owned by VirtualAgility, plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for $250,000 cash, plus options to make seven additional quarterly investments of $250,000 apiece, for a total investment of up to $2 million in cash. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2 million and, based on the current capitalization of VirtualAgility, would own approximately 7% of the outstanding common stock of VirtualAgility. In conjunction with its purchase accounting, the Company assessed the fair value of the VirtualAgility investment as of the Acquisition Date. A relief from royalty methodology was used to value the potential proceeds to be derived from the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the VirtualAgility patent portfolio to which DSS Technology Management’s has or can obtain rights to based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows. The measurement of the VirtualAgility constitutes a Level 3 input.

Set forth below is the unaudited pro-forma revenue, operating loss, net loss and loss per share of the Company as if DSS Technology Management had been acquired by the Company as of January 1, 2012.

(unaudited)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012

Revenue	$12,327,000	$17,115,000
Operating loss	(6,188,000)	(6,544,000)
Net loss	(7,192,000)	(12,519,000)
Earnings per share:
Basic	$(0.17)	$(0.31)
Diluted	$(0.17)	$(0.31)

The pro-forma amounts for the nine months ended September 30, 2013 and the year ended December 31, 2012 were adjusted to exclude merger related costs of $1,400,000 and $768,000, respectively, and exclude a non-recurring income tax benefit of $9,210,000 related to the merger. Since the acquisition, DSS Technology Management had revenue of approximately $329,000 and a loss of approximately $1,118,000.

7.     Commitments and Contingencies

Legal Matters -From August 2005 until May 2013, the Company was involved in lawsuits in various foreign jurisdictions against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringed the Company’s European Patent 0 455 750B1 (the “Patent”) which covered a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The ECB then filed claims against the Company in eight Euro pean countries seeking to invalidate the patents. During the course of the ECB Litigation, the losing party, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of September 30, 2013, pursuant to foreign judgments for costs and fees, the Company has recorded as accrued liabilities approximately €264,000 ($356,000) for such fees. In February 2013, the ECB filed an action in the United States District Court, Western District of New York to domesticate the amounts due under a foreign judgment issued in Germany, included in the amount above. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg which amounts to €93,752 ($127,000) as of September 30, 2013, which, unless the amount is settled, will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On August 20, 2008, the Company entered into an agreement (the “Trebuchet Agreement”) with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the ECB Litigation, and the Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both, and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in The Netherlands against the ECB and two security printing entities with manufacturing operations in The Netherlands..  The Netherlands Court determined in December 2010 that the patent was invalid in The Netherlands, and the infringement case was terminated by Trebuchet. Trebuchet was responsible for cost and fee reimbursements associated with the case which Trebuchet paid in February 2012. On July 7, 2011, Trebuchet and the Company entered into a series of related agreements and general releases wherein Trebuchet effectively ended its ongoing participation in the ECB Litigation.

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

On October 3, 2012, DSS Technology Management’s subsidiary, Bascom Research, LLC, commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, pursuant to which Bascom Research, LLC alleges that such companies infringe on one or more of its patents.  The Company anticipates that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, the Company may be forced to litigate against others to enforce or defend Bascom Research’s intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may have a material adverse effect on the value of the patents and preclude the Company’s ability to derive licensing revenue from the patents, or any revenue.

The Company estimates that its legal fees and expenses to pursue the Bascom case to trial will be approximately $2,000,000. This estimate depends on several variables, including the cost of retaining experts, actions taken by defendants in the litigation, and any potential proceedings with the USPTO.  Expenses thereafter are dependent on the outcome of the litigation; in the event the case is appealed, legal fees and expenses through appeal over the course of the subsequent twelve months could range from $250,000 to over $750,000.   The Company expects it will receive between 45 to 60% of the total consideration (including cash payments, equity, assets, or any other form of consideration) received from any license, settlement, judgment or other award relating to the Bascom Research patents, depending on the total amount of consideration earned and the stage of the case in which consideration is earned.

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

The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated.

Contingent Purchase Price -In December, 2008, the Company acquired substantially all of the assets of DPI of Rochester, LLC in which the Company guaranteed up to $50,000 to certain parties depending on whether certain conditions occurred within five years of the acquisition.   As of September 30, 2013, the Company considers the likelihood that the payment will be required as remote.

Related Party Consulting Payments –  The Company has a consulting agreement with Patrick White, its former CEO. During the nine months ended September 30, 2013, the Company paid approximately $139,000 to Mr. White and expects to pay approximately $220,000 in future monthly payments through the expiration of the agreement in March 2015.

Employment Agreements -On July 1, 2013, the Company assumed all of the duties, obligations and liabilities of DSS Technology Management under (i) the employment agreement with Jeffrey Ronaldi, dated November 20, 2012 (the “Ronaldi Agreement”), and (ii) the amended employment agreement with Peter Hardigan, dated November 20, 2012 (the “Hardigan Agreement”).

The Ronaldi Agreement has an initial term of three years, commencing on November 9, 2012, and is automatically renewable for additional consecutive one year terms, unless at least ninety days written notice is given by either the Company or Mr. Ronaldi prior to the commencement of the next renewal term. The Ronaldi Agreement provides for an annual base salary of $350,000 and an annual discretionary bonus based upon Mr. Ronaldi’s and the Company’s achievement of annual performance objectives, as determined by the Board. The Company also assumed the non-statutory option to purchase shares of DSSTM’s common stock previously granted to Mr. Ronaldi. The Ronaldi Agreement also provides for Mr. Ronaldi’s participation in all benefit programs the Company establishes and makes available to its executive employees, and for reimbursement to Mr. Ronaldi for reasonable travel, entertainment, mileage and other business expenses.

The Ronaldi Agreement is terminable by the Company for cause or upon thirty days prior written notice without cause, and terminable at Mr. Ronaldi’s election upon thirty days prior written notice. If the Company terminates Mr. Ronaldi without cause, then the Company will pay Mr. Ronaldi: (i) a lump sum amount equal to his base salary for the balance of the then-remaining term of the Ronaldi Agreement, but no less than six months’ base salary (ii) the Company’s share of the cost of health insurance coverage pursuant to COBRA for the then-remaining term of the Ronaldi Agreement and (iii) reimbursement of business expenses incurred by Mr. Ronaldi prior to termination.

The Ronaldi Agreement also includes certain confidentiality, non-compete and non-solicitation provisions effective for a period of twelve months following the termination of Mr. Ronaldi’s employment with the Company.

The Hardigan Agreement has an initial term of one year, commencing on August 1, 2012, and is automatically renewable for additional consecutive one year terms, unless at least ninety days written notice is given by either the Company or Mr. Hardigan prior to the commencement of the next renewal term. The Hardigan Agreement provides for an annual base salary of $250,000, effective August 1, 2012, and an annual discretionary bonus based upon Mr. Hardigan’s and the Company’s achievement of annual performance objectives, as determined by the Board.

The Company also assumed the non-statutory option to purchase shares of DSSTM’s common stock previously granted to Mr. Hardigan. The Hardigan Agreement also provides for Mr. Hardigan’s participation in all benefit programs the Company establishes and makes available to its executive employees, and for reimbursement to Mr. Hardigan for reasonable travel, entertainment, mileage and other business expenses.

The Hardigan Agreement is terminable by the Company for cause or upon thirty days prior written notice without cause, and terminable at Mr. Hardigan’s election upon thirty days prior written notice. If the Company terminates Mr. Hardigan without cause, then the Company will pay Mr. Hardigan: (i) a lump sum amount equal to his base salary for the balance of the then-remaining term of the Hardigan Agreement, but no less than six months’ base salary, (ii) the Company’s share of the cost of health insurance coverage pursuant to COBRA for the then-remaining term of the Hardigan Agreement and (iii) reimbursement of business expenses incurred by Mr. Hardigan prior to termination.

The Hardigan Agreement also includes certain confidentiality, non-compete and non-solicitation provisions effective for a period of twelve months following the termination of Mr. Hardigan’s employment with the Company.

8.     Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2013 and 2012 is approximately as follows:

	2013	2012

Cash paid for interest	$149,000	$174,000

Non-cash investing and financing activities:
Beneficial conversion feature issued with convertible debt	$-	$216,000
Conversion of debt and accrued interest to equity	$-	$580,000
Warrant issued for prepaid consulting services	$-	$248,000
Equity issued for acquisition	$40,567,000	$-
Gain (loss) from change in fair value of interest rate swap derivative	$79,000	$(28,000)
Warrants issued with debt	$69,000	$-
Accounts payable converted to debt	$153,000	$-
Financing of equipment purchase	$1,706,000	$-
Intrinsic value of beneficial conversion feature at reaquisition	$75,000	$-

9.     Segment Information

The Company's businesses are organized, managed and internally reported as five operating segments.  Three of these operating segments, Premier Packaging Corporation, dba DSS Packaging Group, Plastic Printing Professionals, Inc., dba DSS Plastics Group, and Secuprint Inc., dba DSS Printing Group are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering.     The two other operating segments, ExtraDev, Inc., dba DSS Digital Group, and DSS Technology Management, Inc., f/k/a Lexington Technology Group, Inc. are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology. DSS Technology Management acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. DSS Digital Group researches and develops intellectual property, products and services for purposes of creating commercial sales of products that are based on internally developed intellectual property and intellectual property assets and rights acquired by DSS Technology Management. DSS Digital Group also provides IT sales and services including remote server and application hosting, cloud computing, secure document systems, back-up and disaster recovery services and custom program development services.

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2013 and 2012 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended September 30, 2013	Packaging Segment	Printing Segment	Plastics Segment	Technology Segment	Corporate Segment	Total
Revenues from external customers	$2,208,000	658,000	813,000	570,000	-	$4,249,000
Revenues from other operating segments	15,000	128,000	-	-	-	143,000
Depreciation and amortization	97,000	54,000	43,000	1,012,000	1,000	1,207,000
Deferred tax benefit, net	-	-	-	-	(9,205,000)	(9,205,000)
Net income (loss)	67,000	(40,000)	(30,000)	(1,820,000)	8,285,000	6,462,000

Nine Months Ended September 30, 2013	Packaging Segment	Printing Segment	Plastics Segment	Technology Segment	Corporate Segment	Total
Revenues from external customers	$5,933,000	2,676,000	2,619,000	1,071,000	-	$12,299,000
Revenues from other operating segments	130,000	382,000	-	-		512,000
Depreciation and amortization	291,000	163,000	134,000	1,071,000	2,000	1,661,000
Net income (loss)	(8,000)	153,000	9,000	(2,213,000)	5,464,000	3,405,000
Identifiable assets	8,257,000	1,876,000	2,039,000	51,633,000	1,017,000	64,822,000

Three Months Ended September 30, 2012	Packaging Segment	Printing Segment	Plastics Segment	Technology Segment	Corporate Segment	Total
Revenues from external customers	$2,188,000	869,000	774,000	333,000	-	$4,164,000
Revenue from other operating segments	12,000	133,000	-	-	-	145,000
Depreciation and amortization	97,000	39,000	47,000	24,000	1,000	208,000
Net income (loss)	118,000	20,000	49,000	(91,000)	(1,193,000)	(1,097,000)

Nine Months Ended September 30, 2012	Packaging Segment	Printing Segment	Plastics Segment	Technology Segment	Corporate Segment	Total
Revenues from external customers	$5,858,000	2,746,000	2,250,000	813,000	-	$11,667,000
Revenue from other operating segments	91,000	411,000	-	-	-	502,000
Depreciation and amortization	291,000	113,000	135,000	57,000	2,000	598,000
Net income (loss)	152,000	(232,000)	58,000	(198,000)	(2,945,000)	(3,165,000)
Identifiable assets	7,540,000	2,018,000	2,003,000	1,043,000	822,000	13,426,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as set forth in Item IA of this report that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “Document Security,” “DSS,” “we,” “us,” “our” or “Company”) was formed in New York in 1984. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate three production facilities, a security and commercial printing facility, a packaging facility and a plastic card facility- where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

Prior to 2006, the Company’s primary revenue source in its document security division was derived from the licensing of its technology. In 2006, the Company began a series of acquisitions designed to expand its ability to produce its products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the “DSS Plastics Group”. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as “Secuprint” or “DSS Printing Group”. In 2010, the Company acquired Premier Packaging Corporation (“Premier Packaging”), a privately held packaging company located in the Rochester NY area. Premier Packaging is also referred to herein as the DSS Packaging Group. In May 2011, the Company acquired all of the capital stock of ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester, New York area. ExtraDev is also referred to herein as the “DSS Digital Group”.

On July 1, 2013, the Company merged with DSS Technology Management, Inc. (f/k/a Lexington Technology Group, Inc.), a private intellectual property monetization company that recently acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”) and invested in VirtualAgility, a developer of user-friendly programming platforms that facilitate the creation of sophisticated business applications without programming or coding. DSS Technology Management is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	Licensing,
•	customized technology solutions (such as applications for medical electronic health records),
•	strategic partnerships, and
•	litigation.

On October 3, 2012, DSS Technology Management, through its wholly-owned subsidiary, Bascom Research, initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom Research. The patents included in the lawsuit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. On December 12, 2012, the lawsuits were transferred to the United States District Court for the Northern District of California.

Effective on August 2, 2013, Lexington Technology Group, Inc. changed its name to DSS Technology Management, Inc. (“DSS Technology Management”).

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased 2 patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, the Company entered into a Proceed Right Agreement with investors whereby the Company initially received $250,000 of a total of $750,000 the Company will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds the Company receives, if any, from the use, sale or licensing of the 2 patents.

On August 16, 2013, DSS Technology Management made an additional investment in VirtualAgility, including a non-recourse note receivable and an equity portion for $250,000.

On September 27, 2013, DSS Technology Management purchased 10 patents covering certain methods and processes in the semiconductor industry for $2,000,000.

The Company does business in five operating segments as follows:

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

DSS Technology Management — acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

Completion of Merger with DSS Technology Management

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc., a Delaware corporation, n/k/a DSS Technology Management, Inc. (“DSS Technology Management”), pursuant to the terms and conditions of the previously announced Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”), by and among the Company, DSS Technology Management, Merger Sub and Hudson Bay Master Fund Ltd. (“Hudson Bay”), as representative of DSS Technology Management’s stockholders (the “Merger”). Effective on July 1, 2013, as a result of the Merger, DSS Technology Management became a wholly-owned subsidiary of DSS. In connection with the Merger, the Company issued on the Closing Date, its securities to DSS Technology Management’s stockholders in exchange for the capital stock owned by DSS Technology Management’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”) (which includes 2,500,000 Additional Shares and 240,559 Exchanged Shares, as such terms are defined in the Merger Agreement); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, entered into by and among the Company, Hudson Bay and American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium, 400,000 shall be held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

As a result of the consummation of the Merger, as of the Closing Date, the former stockholders of DSS Technology Management owned approximately 51% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger own approximately 49% of the outstanding common stock of the combined company.

Pursuant to the Escrow Agreement, the shares of the Company’s Common Stock deposited in the escrow account will be released to the holders of the DSS Technology Management common stock (pro rata on a fully-diluted basis as of the effective time of the Merger) if and when the closing price per share of the Company’s Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of the Company’s Common Stock held in escrow shall be cancelled and returned to the treasury of the Company. DSS Technology Management stockholders will have voting rights with respect to the Company’s shares owned by such stockholders and held in escrow for one year following the closing of the Merger even though such shares may be cancelled and returned to the treasury of the Company if the condition for release of the shares held in escrow is not met.

If after one year, the shares held in escrow are cancelled because the conditions discussed above were not met, the former stockholders of DSS Technology Management are expected to own approximately 42% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger are expected to own approximately 58% of the outstanding common stock of the combined company (without taking into account any shares of the Company’s Common Stock held by DSS Technology Management’s stockholders prior to the completion of the Merger, and excluding the exercise of any options and warrants).

The transaction was accounted for as a business combination in accordance with the Business Combination Topic of the FASB ASC 805. DSS Technology Management

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K and 10-K (A) for the year ended December 31, 2012.

Revenue

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% change
Revenue
Printed Products	$3,672,000	$3,655,000	0%	$10,773,000	$10,326,000	4%
Technology sales, services and licensing	578,000	509,000	14%	1,526,000	1,340,000	14%
Total Revenue	$4,250,000	$4,164,000	2%	$12,299,000	$11,666,000	5%

For the three months ended September 30, 2013, total revenue was approximately $4.3 million, an increase of 2% from the three months ended September 30, 2012. Revenues from the sale of printed products rose slightly, and increases in revenues from the sale of plastics products were offset by a decline in commercial printing sales. Technology sales, services and licensing revenue increased 14% for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to revenue from licenses from litigation settlements from the Company’s DSS Technology Management subsidiary, acquired on July 1, 2013, and as such were not part of the Company’s revenues in the 2012 third quarter, offset by a 27% decrease in technology hardware sales and cloud-based technology services at the Company’s Digital Group.

For the nine months ended September 30, 2013, total revenue was approximately $12.3 million, an increase of 5% from the nine months ended September 30, 2012. For the nine months ended September 30, 2012, as compared to the same period in 2012, revenues from the sales of printed products increased 4%, sales of plastic products increased 16%, and security printing sales increased 82%, offset by an approximately 14% decrease in traditional commercial printing sales. In addition, packaging sales for the nine months ended September 30, 2013 increased 1% from the same period of 2012. Technology sales, services and licensing revenue increased 14% during the first nine months of 2013 as compared to the same period in 2012, primarily due to a 48% increase in revenues from licenses, including licenses from litigation settlements from its subsidiary DSS Technology Management, acquired on July 1, 2013, offset by an 9% decrease of technology hardware sales and cloud-based technology services

Cost of Revenue and Gross Profit

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% change
Costs of revenue
Printed products	$2,542,000	$2,502,000	2%	$7,355,000	$7,302,000	1%
Technology sales, services and licensing	94,000	139,000	-32%	248,000	256,000	-3%

Total cost of revenue	2,636,000	2,641,000	0%	7,603,000	7,558,000	1%

Gross profit
Printed products	1,130,000	1,153,000	-2%	3,418,000	3,024,000	13%
Technology sales, services and licensing	484,000	370,000	31%	1,278,000	1,084,000	18%

Total gross profit	$1,614,000	$1,523,000	6%	$4,696,000	$4,108,000	14%

Gross profit percentage	38%	37%	4%	38%	35%	7%

For the three months ended September 30, 2013, gross profit increased 6% to approximately $1.6 million as compared to the three months ended September 30, 2012. The increase in gross profit for the three months ended September 30, 2013, as compared to the same period in 2012 was primarily due to a 31% increase in gross profits from technology sales, services and licensing, which benefited from an increase in revenues from licenses from litigation settlements from DSS Technology Management, acquired on July 1, 2013. Gross profits from printed products decreased 2% for the three months ended September 30, 2013, as compared to the same period in 2012.

For the nine months ended September 30, 2013, gross profit increased 14%, to approximately $4.7 million, as compared to the nine months ended September 30, 2012. This increase in gross profit for this period reflects a 18% increase in gross profits from technology sales, services and licensing, which benefited from an increase in revenues from licenses from litigation settlements from DSS Technology Management, acquired in July 2013. Gross profits from printed products increased 13% which reflected a favorable product sales mix as the Company focused on higher margin projects.

Operating Expenses

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% change

Operating Expenses
Sales, general and administrative compensation	$1,204,000	$1,065,000	13%	$3,560,000	$3,176,000	12%
Professional Fees	598,000	594,000	1%	1,614,000	968,000	67%
Sales and marketing	122,000	67,000	82%	330,000	234,000	41%
Rent and utilities	175,000	140,000	25%	487,000	438,000	11%
Other	235,000	208,000	13%	680,000	699,000	-3%
	2,334,000	2,074,000	13%	6,671,000	5,515,000	21%

Other Operating Expenses
Non-production depreciation and amortization	33,000	33,000	0%	100,000	97,000	3%
Research and development, including research and development costs paid by equity instruments	54,000	174,000	-69%	175,000	545,000	-68%
Stock based compensation	291,000	196,000	48%	1,580,000	449,000	252%
Impairment of intangible assets	517,000	-	100%	517,000	-	100%
Amortization of intangibles	1,046,000	76,000	1276%	1,214,000	228,000	432%
	1,941,000	479,000	305%	3,586,000	1,319,000	172%

Total Operating Expenses	$4,275,000	$2,553,000	67%	$10,257,000	$6,834,000	50%

Sales, general and administrative compensation costs, excluding stock base compensation, were 13% and 12% higher for the three and nine months ended September 30, 2013, respectively, as compared to those same periods in 2012, primarily due to the addition of employees from the Company’s acquisition of DSS Technology Management on July 1, 2013.

Professional fees during the three months ended September 30, 2013 were consistent compared to the three months ended September 30, 2012. During the 2013 quarter, the Company had a significant reduction in legal and filing fees and other costs relating to the Company’s merger with DSS Technology Management, which closed on July 1, 2013. Such merger related professional fees totaled $461,000 in the three month period ended September 30, 2012, as compared to $90,000 in the three month period ended September 30, 2013. However, these decreases were offsetting by approximately $273,000 of legal, consulting and advisory expenses incurred in connection with the intellectual property monetization business of DSS’s subsidiary, DSS Technology Management, acquired on July 1, 2013,

Professional fees increased 67% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the significant increase in legal and filing fees and other costs relating to the Company’s merger with DSS Technology Management, which closed on July 1, 2013. Such merger related professional fees totaled $461,000 for the nine months ended September 30, 2012, compared to $677,000 for the nine months ended September 30, 2013. In addition, during the nine months ended September 30, 2013, there was approximately $273,000 of legal, consulting and advisory expenses incurred in connection with the intellectual property monetization business of DSS’s subsidiary, DSS Technology Management, acquired on July 1, 2013.

Sales and marketing costs which consist of internet and trade publication advertising, travel costs, sales broker commissions, and trade show participation expenses increased during the third quarter and the first nine months of 2013, as compared to the same periods in 2012, primarily due to broker commission costs incurred by the packaging division and increases in sales travel costs primarily associated with the Company’s sales and marketing efforts for its AuthentiGuard smart phone based products.

Rent and utilities increases during the three and nine months ended September 30, 2013 as compared to those same periods in 2012 are due to the increased costs associated with the leasing of additional space at the Company’s Rochester, New York location, which now houses both the corporate and DSS Digital Group personnel, along with the rental cost for the New York City and Virginia offices of the Company’s new subsidiary, DSS Technology Management, acquired on July 1, 2013.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other expenses for the three months ended September 30, 2013 as compared to the same period in 2012 increased 13% primarily due to increases in business insurance costs and office expenses. Other operating expenses decreased 3% for the first nine months of 2013 as compared to the same period in 2012, primarily due to lower equipment maintenance costs.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three and nine months ended September 30, 2013, the Company’s research and development costs decreased from the same periods in 2012, primarily due to the absence of costs, including stock based payment expenses for ipCapital Group, Inc., a third party consulting firm that the Company used during 2012 to assist with the enhancement of its intellectual property portfolio of patents and trade secrets in the security field.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation for the three and nine months ended September 30, 2013 increased 40% and 252%, respectively, from the same periods in 2012, primarily due to the value of options issued to certain of the Company’s management and board members that vested upon the completion of the Company’s Merger and $723,000 of stock based compensation expense for the fair value of shares issued to Palladium in conjunction with the Merger, which closed on July 1, 2013, which were accrued for as of June 30, 2013.

Impairment of intangible assets:  In the third quarter of 2013, the Company determined that the intangible assets the Company recorded as a result of its acquisition of ExtraDev in May of 2011 were impaired as a result of a loss of customers of its historical IT hosting and custom programming and services businesses due to increased competition, including competition from Microsoft. As a result, the Company wrote-off approximately $239,000 of goodwill, $198,000 of customer list net book value and $80,000 of non-compete agreement net book value associated with ExtraDev, Inc. in the third quarter of 2013. There were no intangible asset impairments recorded in the 2012 periods.

Amortization of intangibles expense increased during the three months ended September 30, 2013 as compared to the same period in 2012, due to the $1,139,000 of amortization of the other intangibles- patent assets that were acquired from DSS Technology Management on July 1, 2013. As a result of the purchase accounting for the acquisition of DSS Technology Management, the Company determined that the fair value of the patents acquired was approximately $28 million and the weighted average remaining life of the acquired patents was 7.5 years as of July 1, 2013.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% change

Other expense:
Interest expense	$(65,000)	$(51,000)	27%	$(158,000)	$(177,000)	-11%
Amortizaton of note discount and loss on debt extinguishment	(17,000)	(11,000)	55%	(71,000)	(249,000)	-71%
Other expense, net	$(82,000)	$(62,000)	32%	$(229,000)	$(426,000)	-46%
Loss before income taxes	(2,744,000)	(1,092,000)	151%	(5,791,000)	(3,152,000)	84%
Deferred tax (benefit) expense, net	$(9,205,000)	$5,000	-184200%	$(9,196,000)	$14,000	-65786%

Deferred Tax Benefit: The Company recognized a $9,205,000 deferred tax benefit as a result of the acquisition of DSS Technology Management. Due to the acquisition, a temporary difference between the book fair value and the tax basis for the other intangible assets acquired of $12,221,000 was created resulting in a deferred tax liability and additional goodwill. With the increase in the deferred tax liability the Company reduced the deferred tax asset valuation allowance  by the amount of net operating loss that could offset the amortization of the deferred tax liability associated with the value of the patents acquired and recognized a deferred tax benefit of approximately $9,210,000.

Net Loss and Loss per Share

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% change
Net income (loss)	$6,462,000	$(1,096,000)	-690%	$3,405,000	$(3,165,000)	-265%

Earnings per share:
Basic	$0.15	$(0.05)	-393%	$0.12	$(0.15)	-219%
Diluted	$0.15	$(0.05)	-393%	$0.12	$(0.15)	-219%

Shares used in computing earnings per share:
Basic	41,911,569	20,822,351	101%	28,444,037	20,536,448	39%
Diluted	41,914,855	20,822,351	101%	28,462,741	20,536,448	39%

During the three months ended September 30, 2013, the Company had net income of $6,462,000, representing a 690% change from the net loss incurred during the three months ended September 30, 2012. The change to net income was primarily the result of a $9,210,000 deferred tax benefit recognized by the Company for the quarter ended September 30, 2013, resulting from a change in the deferred tax position of the Company due to the merger. Absent this merger-related deferred tax benefit, the Company would have incurred a net loss before income taxes of approximately $2,741,000 for the quarter ended September 30, 2013. The increase in net loss before income taxes that the Company would have incurred but for the deferred tax benefit was primarily the result of a $979,000 increase in amortization expense of intangible assets resulting from the value allocated to patent assets acquired by the Company in connection with the Company’s merger with DSS Technology Management.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the private placement of its equity securities and debt financings. As of September 30, 2013, the Company had cash of approximately $3.2 million. In addition, the Company had approximately $738,000 available to its packaging division under a revolving credit line.

Operating Cash Flow – During the first nine months of 2013, the Company used approximately $1,920,000 of cash for operations, an 8% decrease from the Company’s use of cash for operations during the first nine months of 2012.

Investing Cash Flow - During the first nine months of 2013, the Company spent approximately $321,000 on equipment additions, $230,000 of which were payments made by the Company’s Packaging division for a new 6 color printing press expected to be placed in service in the fourth quarter of 2013. In addition, the Company received approximately $6.6 million of cash as a result of its acquisition of DSS Technology Management on July 1, 2013. Subsequent to the merger, the Company’s subsidiary, DSS Technology Management, used $2,750,000 of the Company’s cash to acquire patents and rights to patents, and make an additional investment in VirtualAgility.

Financing Cash Flows - During the first nine months of 2013, the Company made approximately $233,000 in long-term debt payments, received approximately $49,000 from the exercise of warrants, and borrowed a net of $24,000 from the revolving line of credit available to Premier Packaging, a subsidiary of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2013, the following critical accounting policies and estimates have changed from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue Recognition - Sales of printed products including commercial and security printing, packaging, and plastic cards are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed.

For technology sales and services, revenue is recognized in accordance with the FASB ASC 985-605. Accordingly, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured. We recognize cloud computing revenue, including data backup, recovery and security services, on a monthly basis, beginning on the date the customer commences use of our services. Professional services are recognized in the period services are provided. For printing technology licenses revenue is recognized once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured. For other technology licenses, revenue arrangements generally provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Certain of the Company’s revenue arrangements provide for future royalties or additional required payments based on future licensee activities.  Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above, have been met.  Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

Patent Defense Costs - Effective July 1, 2013, the Company made a policy decision to no longer capitalize and amortize patent defense costs, but rather to expense patent defense costs as incurred. The Company believes that this policy decision constitutes a change in accounting principle that is preferable because of the addition of an operating segment that incurs significant expense litigating patent infringement. Therefore, potential settlement revenue and related patent defense legal costs will be recorded in the same period in the statement of operations.

In accordance with ASC 250, a change in accounting principle requires retrospective application. There is no retrospective impact to the accompanying consolidated financial statements as all previously capitalized patent defense costs have been expenses through the statement of operations in periods prior to the comparable periods included in this filing. Therefore, there is no impact on earnings for nine months ended September 30, 2013 and 2012, and no impact on accumulated deficit or any other component of stockholders’ equity.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to continue to monitor and review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process. In addition, moving forward, the Company expects to be able to utilize the additional accounting and financial resources of its wholly-owned subsidiary, DSS Technology Management, which management believes will help the Company to further remediate its material weaknesses.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except changes resulting from the merger with DSS Technology Management being implemented to incorporate DSS Technology Management’s operations with the Document Security System’s system of internal control

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations in the future.    References to the “combined company” made in this report relate to the recent business combination of DSS and DSS Technology Management, whereby DSS Technology Management became a wholly-owned subsidiary of DSS effective on July 1, 2013. Our business faces significant risks, and the risks described below may not be the only risks we face.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.  If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

The failure to integrate successfully the businesses of DSS and DSS Technology Management in the expected timeframe could adversely affect the combined company’s future results.

The success of the recently closed Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits from combining the businesses of DSS and DSS Technology Management.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls resulting from diversion of management’s attention to the task of efficiently integrating the companies’ operations.

DSS may not realize the potential value and benefits created by the Merger.

The success of the Merger will depend, in part, on DSS’s ability to realize the expected potential value and benefits created from integrating DSS’s existing business with DSS Technology Management’s business, which includes the maximization of the economic benefits of the combined company’s intellectual property portfolio. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of DSS Technology Management’s business could include, among others:

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

DSS may not accomplish the integration of DSS Technology Management’s business smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from DSS’s current operations to the integration effort and any difficulties encountered in combining businesses could prevent DSS from realizing the full expected potential value and benefits to result from the Merger and could adversely affect its business. In addition, the integration efforts could divert the focus and resources of the management of DSS and DSS Technology Management from other strategic opportunities and operational matters during the integration process.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code (the “Code”), the stockholders of DSS Technology Management may be required to pay substantial United States federal income taxes as a result of the Merger.

DSS and DSS Technology Management intend that the Merger will qualify as a “reorganization” under Section 368(a) of the Code. DSS and DSS Technology Management currently anticipate that the United States holders of shares of DSS Technology Management capital stock generally should not recognize taxable gain or loss as a result of the Merger. However, neither DSS nor DSS Technology Management has requested, or intends to request, a ruling from the IRS with respect to the tax consequences of the Merger, and there can be no assurance that the companies’ position would be sustained if challenged by the IRS. Accordingly, if there is a final determination that the Merger does not qualify as a “reorganization” under Section 368(a) of the Code and is taxable for United States federal income tax purposes, DSS Technology Management stockholders generally would recognize taxable gain or loss on their receipt of equity securities of DSS in connection with the Merger equal to the difference between such stockholder’s adjusted tax basis in their shares of DSS Technology Management capital stock and the fair market value of the equity securities of DSS.

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

The Merger resulted in changes to the DSS board of directors and the combined company may pursue different strategies than either DSS or DSS Technology Management may have pursued independently.

The board of directors of DSS following the Merger consists of eight (8) directors, four designated by DSS Technology Management and four designated by DSS. Currently, it is anticipated that the combined company will maximize the economic benefits of its intellectual property portfolio, add significant talent in technological innovation and potentially enhance its opportunities for revenue generation through the monetization of the combined company’s assets. However, because the composition of the board of directors of the combined company will consist of directors from both DSS and DSS Technology Management, the combined company may determine to pursue certain business strategies that neither DSS nor DSS Technology Management would have pursued independently.

The success of the combined company will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition, or results of operations.

The combined company’s success will be dependent on its ability to maintain and renew the business relationships of both DSS and DSS Technology Management and to establish new business relationships. There can be no assurance that the management of the combined company will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on the business, financial condition, or results of operations of the combined company.

Future results of the combined company may differ materially from the unaudited pro forma financial statements presented in the Company’s proxy statement/prospectus and the financial forecasts prepared by DSS and DSS Technology Management in connection with discussions concerning the Merger.

The future results of the combined company may be materially different from those shown in the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed by the Company with the SEC, which show only a combination of the historical results of DSS and DSS Technology Management, prepared by DSS and DSS Technology Management in connection with the Merger. DSS expects to incur significant costs associated with combining the operations of the two companies. The exact magnitude of these costs are not yet known, but are estimated to be approximately $1,000,000. Furthermore, these costs may decrease the capital that the combined company could use for continued development of the combined company’s business in the future or may cause the combined company to seek to raise new capital sooner than expected.

The combined company may require additional capital to support its present business plan and its anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect the combined company’s ability to operate.

DSS believes that the DSS Technology Management intellectual property will significantly augment the scope and value of DSS’s litigation and licensing business without impacting its current operations or resource allocation plan.

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

The Bascom Research intellectual property licensing program provides a significant new potential income stream for DSS’s litigation and licensing business that will be funded by DSS Technology Management, and as such, will not alter the current resource allocation for DSS’s existing litigation and licensing business. DSS Technology Management has delivered approximately $6.5 million in capital (net of transaction fees) in connection with the Merger, which will be used in part to fund the Bascom Research licensing effort. We do not expect that DSS capital resources will initially be used for Bascom Research, and the Bascom Research effort will not initially divert other DSS resources aside from requiring some oversight by the current DSS General Counsel, who will be involved in all ongoing litigation and licensing matters for the combined company.

The combined company may require additional funds to further develop its business plan. Based on current operating plans of DSS and DSS Technology Management, the current resources of the combined company are expected to be sufficient to fund its planned operations into the fourth quarter of 2014. Since it is impossible to predict the timing and amount of any recovery, if any, resulting from the DSS Technology Management litigation, we anticipate that we will need to raise additional funds through equity offerings in order to meet our liquidity requirements in the fourth quarter of 2014. However, if revenues of DSS do not meet expectations or if operating expenses exceed expectations, or a combination of both, then the combined company may require additional resources prior to the fourth quarter of 2014. Any such financing that DSS undertakes will likely be dilutive to DSS’s current stockholders.

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

DSS has a history of losses.

DSS has a history of losses. While DSS has net income in the first nine months of 2013 due to a one-time deferred tax benefit of approximately $9.2 million, DSS had losses for the fiscal years of 2012, 2011, and 2010, of approximately $4.3 million, $3.2 million, and $3.5 million, respectively. DSS’s results of operations in the future will depend on many factors, but largely on DSS’s ability to successfully market DSS’s anti-counterfeiting products, technologies and services. DSS’s failure to achieve profitability in the future could adversely affect the trading price of its common stock and its ability to raise additional capital and, accordingly, its ability to continue to grow its business. There can be no assurance that DSS will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on DSS’s business, financial condition and operating results.

DSS has a significant amount of indebtedness, some of which is secured by its assets, and may be unable to satisfy its obligations to pay interest and principal thereon when due.

As of September 30, 2013, DSS has the following significant amounts of outstanding indebtedness:

(i)	$640,000 convertible promissory note bearing interest at 10% per annum due in full on December 29, 2015, or convertible into up to 260,180 shares of DSS Common Stock, secured by the assets of DSS’s wholly-owned subsidiary, Secuprint. Interest is due quarterly.

(ii)	$425,000 due under a term loan with Citizens Bank which matures February 1, 2015 and is payable in monthly payments of $25,000 plus interest. Interest accrues at 1 Month LIBOR plus 3.75%. DSS subsequently entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the life of the term loan.

(iii)	Up to $1,000,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations, payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 3.75%. As of September 30, 2013, there was approximately $262,000, net of the sweep account, outstanding on the line.

(iv)	$1,146,000 due under a promissory note with Citizens Bank used to purchase DSS’s packaging division facility. DSS is required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. DSS subsequently entered into an interest rate swap agreement to lock into a 5.865% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage on DSS’s packaging division facility.

(v)	$850,000 promissory note bearing interest at 9% per annum due in full on May 24, 2014 secured by certain equipment and the assets of DSS’s wholly-owned subsidiary, Secuprint. Interest is due quarterly.

(vi)	$1,008,900 of up to 1,303,900 under an equipment note entered into by the Company’s subsidiary, Premier Packaging, with Peoples Capital pursuant to which Premier Packaging purchased a 2006 Heidelberg Model XL105-6LX CP2000 printing press for use in its Victor, New York facility. The equipment is secured by the Heidelberg printing press, and will be repayable over a 60-month period in monthly payments of $24,356 as soon as the equipment is fully installed and accepted by the Company.

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

As of September 30, 2013, DSS had approximately $46.3 million of net intangible assets, including goodwill. DSS is required to evaluate the carrying value of such intangibles. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, may not be recoverable, DSS will have to determine whether there has been impairment by comparing the anticipated undiscounted cash flows (discounted cash flows for goodwill) from the operation and eventual disposition of the product line or asset with its carrying value. If any of DSS’s intangible assets are deemed to be impaired then it will result in a significant reduction of the operating results in such period. During the nine months ended September 30, 2013, the Company determined that the intangible assets the Company recorded as a result of its acquisition of ExtraDev, Inc. in May 2011 were impaired as a result of a decline of customers for its historical IT hosting and custom programming and services businesses due to increased competition, including competition from Microsoft, and ExtraDev’s focus on new products such as the Company’s AuthentiGuard Suite, which has reduced resources directed to supporting its IT hosting and custom programming businesses . As a result of this decline, the Company performed a present value analysis of the expected future cash flows of the revenues and expenses associated with ExtraDev’s historical business and determined that the intangible assets that the Company had recorded as a result of the acquisition of ExtraDev were likely impaired. As a result, the Company wrote-off approximately $239,000 of goodwill, customer lists with a gross value of $258,000 and a net book value $198,000, and non-compete agreements with a gross value of $150,000 and a net book value of $80,000 associated with ExtraDev, Inc. in the third quarter of 2013.

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

As of September 30, 2013, the Company had approximately 151 million authorized but unissued shares of DSS common stock. DSS management continues to have broad discretion to issue shares of its common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE MKT, state and federal law, or other applicable laws. If DSS’s board of directors determines to issue additional shares of DSS common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of DSS’s outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress DSS’s stock price.

As of September 30, 2013 and 2012, there were 18,753,340 and 4,319,020, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, including common shares being held in escrow pursuant to the Merger Agreement, and that could potentially dilute basic earnings per share in the future. For the three months ended September 30, 2013, based on the average market price of the Company’s common stock during that period of $1.49, 3,286 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. For the nine months ended September 30, 2013, based on the average market price of the Company’s common stock during that period of $2.16, 18,704 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. Common stock equivalents were excluded from the calculation of diluted earnings per share because for periods in which the Company had net losses, their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

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

DSS Technology Management’s limited operating history makes it difficult to evaluate its current business and future prospects.

DSS Technology Management is a newly formed development stage company and has generated minimal revenue to date and has incurred expenses which exceed its revenues. DSS Technology Management was incorporated in May 2012 and acquired a portfolio of patents from Thomas Bascom in July 2012, and also invested in VirtualAgility in March 2013. Therefore, DSS Technology Management not only has a very limited operating history, but also a very limited track record in executing its business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing its patent assets. DSS Technology Management’s limited operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with limited operating history, there is a significant risk that DSS Technology Management will not be able to:

•	implement or execute its current business plan, or show that its business plan is sound; and/or

•	obtain sufficient funding, long-term, to effectuate its business plan.

If DSS Technology Management cannot execute any one of the foregoing or similar matters relating to its operations, its business may fail.

DSS Technology Management is presently reliant primarily on the patent assets it recently acquired. If DSS Technology Management is unable to license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that DSS Technology Management’s business would fail.

In July 2012, DSS Technology Management acquired a portfolio of patent assets from Thomas Bascom that DSS Technology Management plans to license or otherwise monetize. If DSS Technology Management’s efforts to generate revenue from such assets fail, DSS Technology Management will have incurred significant losses and may be unable to acquire additional assets. If this occurs, DSS Technology Management’s business would likely fail.

DSS Technology Management has commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, and DSS Technology Management expects such litigation to be time-consuming and costly, which may adversely affect DSS Technology Management’s financial condition and its ability to operate its business.

To license or otherwise monetize the patent assets DSS Technology Management acquired from Thomas Bascom, DSS Technology Management commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, pursuant to which DSS Technology Management alleges that such companies infringe on one or more of DSS Technology Management’s patents. DSS Technology Management’s viability is highly dependent on the outcome of this litigation, and there is a risk that DSS Technology Management may be unable to achieve the results it desires from such litigation, which failure would harm DSS Technology Management’s business to a great degree. In addition, the defendants in this litigation are much larger than DSS Technology Management and have substantially more resources than DSS Technology Management does, which could make DSS Technology Management’s litigation efforts more difficult.

DSS Technology Management anticipates that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, DSS Technology Management may be forced to litigate against others to enforce or defend DSS Technology Management’s intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which DSS Technology Management is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may have a great impact on the value of the patents and preclude DSS Technology Management’s ability to derive licensing revenue from the patents, or any revenue. Therefore, a negative outcome of any such litigation, or one or more claims contained within any such Litigation, could materially and adversely impact DSS Technology Management’s business. Additionally, DSS Technology Management anticipates that its legal fees and other expenses will be material and will negatively impact DSS Technology Management’s financial condition and results of operations and may result in its inability to continue its business. DSS Technology Management estimates that its legal fees over the next twelve months will be approximately $2,000,000. Expenses thereafter are dependent on the outcome of the litigation; in the event the case is appealed, legal fees over the course of the subsequent twelve months would be approximately $2,000,000. The costs of enforcing DSS Technology Management’s patent rights may exceed its recoveries from such enforcement activities. In addition, the primary law firm being utilized by DSS Technology Management for such litigation would be entitled to a certain percentage of any recoveries from the litigation or licensing of the patents. The inventor of the patents is likewise entitled to a percentage of such recoveries, as is IP Navigation Group, the intellectual property consulting firm engaged by DSS Technology Management in connection with its efforts to acquire and monetize this portfolio of patents. Accordingly, in order for DSS Technology Management to generate a profit from its patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays and the contingent fees payable from such revenues. DSS Technology Management’s failure to monetize its patent assets would significantly harm its business.

While DSS Technology Management believes that the patents acquired from Thomas Bascom are infringed by the defendants in the Litigation, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the US Patent and Trademark Office (USPTO) will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patent may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently in DSS Technology Management’s initial litigation or from time to time in connection with future litigations DSS Technology Management may bring. If this were to occur, it would have a material adverse effect on the viability of its company and its operations.

DSS Technology Management believes that certain social and business networking and other companies infringe on at least four of its patents, but recognizes that obtaining and collecting a judgment against such infringers may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties DSS Technology Management believes infringe on DSS Technology Management’s patents are large and well-financed companies with substantially greater resources than DSS Technology Management. DSS Technology Management believes that these parties will devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing DSS Technology Management’s patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the patents DSS Technology Management acquired from Thomas Bascom. As of the date of this report, DSS Technology Management has settled with two defendants, and is legally precluded from disclosing other developments in the cases.

At this time, DSS Technology Management cannot predict the outcome of such potential litigation or administrative action, and if DSS Technology Management is unsuccessful in its litigation efforts for any reason, the value of the patents acquired from Thomas Bascom, which are DSS Technology Management’s most significant assets, would be significantly reduced and DSS Technology Management’s business, financial condition and results of operations would be significantly harmed.

Moreover, in connection with any of DSS Technology Management’s present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that DSS Technology Management has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against DSS Technology Management or its operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if DSS Technology Management or its subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm DSS Technology Management’s operating results and its financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Finally, DSS Technology Management believes that the more prevalent patent enforcement actions become, the more difficult it will be for DSS Technology Management to license its patents without engaging in litigation. As a result, DSS Technology Management may need to increase the number of its patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This will adversely affect DSS Technology Management’s operating results due to the high costs of litigation and the uncertainty of the results.

If DSS Technology Management is unsuccessful in its pending litigation or is unable to adequately protect its patent rights, the value of such patents would be significantly reduced and DSS Technology Management’s business would be negatively impacted.

DSS Technology Management believes its patents are valid, enforceable and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to DSS Technology Management’s patents and such claims could give rise to material costs for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation DSS Technology Management is or may become involved in, or otherwise materially and adversely affect its business. At this time, DSS Technology Management cannot predict the outcome of its current pending patent infringement litigation. If DSS Technology Management is unsuccessful in its litigation efforts for any reason or is otherwise unable to protect its patent rights, the value of the patents acquired from Thomas Bascom, which are DSS Technology Management’s most significant assets, would be significantly reduced and DSS Technology Management’s business, financial condition and results of operations would be significantly harmed.

DSS Technology Management may be unable to retain key advisors and legal counsel to represent DSS Technology Management in the current patent infringement Litigation and in future legal proceedings.

The success of DSS Technology Management’s pending legal proceedings and future legal proceedings depends in part upon DSS Technology Management’s ability to retain key advisors and legal counsel to represent DSS Technology Management in such litigation. The retention of such key advisors and legal counsel is likely to be expensive and DSS Technology Management may not be able to retain such key advisors and legal counsel on favorable economic terms. Therefore, DSS Technology Management may be unable to retain key advisors and legal counsel to represent DSS Technology Management in its litigation, which could have a material adverse effect on DSS Technology Management’s business.

The patent infringement cases initiated by DSS Technology Management will likely take longer and be more expensive in the United States District Court in the Northern District of California than if the cases were litigated in the United States District Court for the Eastern District of Virginia.

DSS Technology Management’s wholly-owned subsidiary, Bascom Research LLC, initiated its patent infringement litigation in the United States District Court for the Eastern District of Virginia. It is difficult to predict the length of time it will take to complete such litigation. In December, 2012, the lawsuits were transferred to the United States District Court in the Northern District of California. As of the date of this report, DSS Technology Management has settled with two defendants, and is legally precluded from disclosing other developments in the cases. As of September 30, 2013, Bascom Research has reached settlements with three defendants in connection with its ongoing litigation in the Northern District of California. Bascom Research is precluded from releasing the specific terms of its settlements as a result of confidentiality provisions contained in the various settlement agreements. The litigation is still pending against the other defendants (including Facebook, Inc. and LinkedIn Corporation). DSS Technology Management believes that as a result of the transfer to California, the patent infringement litigation may take significantly longer, become more expensive, and possibly adversely impact the financial position of DSS Technology Management moving forward.

DSS Technology Management may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of DSS Technology Management’s investments in such activities.

Members of DSS Technology Management’s management team have significant experience as inventors. As such, part of DSS Technology Management’s business may include the internal development of new inventions and intellectual property that DSS Technology Management will seek to monetize. However, this aspect of DSS Technology Management’s business would likely require significant capital and would take time to achieve. Such activities could also distract DSS Technology Management’s management team from its present business initiatives, which could have a material and adverse effect on DSS Technology Management’s business. There is also the risk that DSS Technology Management’s initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of DSS Technology Management’s investments in time and resources in such activities.

In addition, even if DSS Technology Management is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, DSS Technology Management would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property DSS Technology Management may develop principally including the following:

•	patent applications DSS Technology Management may file may not result in issued patents or may take longer than DSS Technology Management expects to result in issued patents;

•	DSS Technology Management may be subject to interference proceedings;

•	DSS Technology Management may be subject to opposition proceedings in the U.S. or foreign countries;

•	any patents that are issued to DSS Technology Management may not provide meaningful protection;

•	DSS Technology Management may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents issued to DSS Technology Management;

•	other companies may design around technologies DSS Technology Management has developed; and

•	enforcement of DSS Technology Management’s patents would be complex, uncertain and very expensive.

DSS Technology Management cannot be certain that patents will be issued as a result of any future applications, or that any of DSS Technology Management’s patents, once issued, will provide DSS Technology Management with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, DSS Technology Management cannot be certain that it will be the first to make its additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent DSS Technology Management from commercializing DSS Technology Management’s products or require DSS Technology Management to obtain licenses requiring the payment of significant fees or royalties in order to enable DSS Technology Management to conduct its business. As to those patents that DSS Technology Management may license or otherwise monetize, DSS Technology Management’s rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and DSS Technology Management may be unable to do so. DSS Technology Management’s failure to obtain or maintain intellectual property rights for DSS Technology Management’s inventions would lead to the loss of DSS Technology Management’s investments in such activities, which would have a material and adverse effect on DSS Technology Management’s company.

Moreover, patent application delays could cause delays in recognizing revenue from DSS Technology Management’s internally generated patents and could cause DSS Technology Management to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm DSS Technology Management’s business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect DSS Technology Management’s business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect DSS Technology Management’s ability to assert its patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (or the Leahy-Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of DSS Technology Management’s business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of DSS Technology Management’s issued patents, all of which could have a material adverse effect on DSS Technology Management’s business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which DSS Technology Management conducts its business and negatively impact DSS Technology Management’s business, prospects, financial condition and results of operations.

DSS Technology Management’s acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect DSS Technology Management’s operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to DSS Technology Management’s business plan, are often time consuming, complex and costly to consummate. DSS Technology Management may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, DSS Technology Management expects to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if DSS Technology Management is able to acquire particular patent assets, there is no guarantee that DSS Technology Management will generate sufficient revenue related to those patent assets to offset the acquisition costs. While DSS Technology Management will seek to conduct confirmatory due diligence on the patent assets DSS Technology Management is considering for acquisition, DSS Technology Management may acquire patent assets from a seller who does not have proper title to those assets. In those cases, DSS Technology Management may be required to spend significant resources to defend DSS Technology Management’s interest in the patent assets and, if DSS Technology Management is not successful, its acquisition may be invalid, in which case DSS Technology Management could lose part or all of its investment in the assets.

DSS Technology Management may also identify patent or other intellectual property assets that cost more than DSS Technology Management is prepared to spend with its own capital resources. DSS Technology Management may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for DSS Technology Management. These higher costs could adversely affect DSS Technology Management’s operating results, and if DSS Technology Management incurs losses, the value of its securities will decline.

In addition, DSS Technology Management may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which DSS Technology Management’s licensees will adopt its patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies DSS Technology Management acquires or develops will have value that it can monetize.

In certain acquisitions of patent assets, DSS Technology Management may seek to defer payment or finance a portion of the acquisition price. This approach may put DSS Technology Management at a competitive disadvantage and could result in harm to DSS Technology Management’s business.

DSS Technology Management has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where DSS Technology Management can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, DSS Technology Management might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than DSS Technology Management has. In addition, any failure to satisfy DSS Technology Management’s debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect DSS Technology Management’s patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm DSS Technology Management’s brand, its business and its operating results.

DSS Technology Management’s ability to operate its business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of DSS Technology Management’s acquired patent assets and other intellectual property. To protect DSS Technology Management’s proprietary rights, DSS Technology Management relies on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures DSS Technology Management undertakes to protect and maintain its assets will have any measure of success.

Following the acquisition of patent assets, DSS Technology Management will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. DSS Technology Management may acquire patent assets, including patent applications, which require DSS Technology Management to spend resources to prosecute the applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against DSS Technology Management, and such assertions or prosecutions could materially and adversely affect DSS Technology Management’s business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause DSS Technology Management to incur significant costs and could divert resources away from DSS Technology Management’s other activities.

Despite DSS Technology Management’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of DSS Technology Management’s intellectual property:

•	DSS Technology Management’s applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights, or patents may not provide DSS Technology Management with any competitive advantages versus potentially infringing parties;

•	DSS Technology Management’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of DSS Technology Management’s technology; or

•	DSS Technology Management’s efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those DSS Technology Management acquires and/or prosecutes.

Moreover, DSS Technology Management may not be able to effectively protect its intellectual property rights in certain foreign countries where DSS Technology Management may do business in the future or from which competitors may operate. If DSS Technology Management fails to maintain, defend or prosecute its patent assets properly, the value of those assets would be reduced or eliminated, and DSS Technology Management’s business would be harmed.

DSS Technology Management may not be able to capitalize on potential market opportunities related to its licensing strategy or patent portfolio.

In order to capitalize on its patent portfolio, DSS Technology Management intends to enter into licensing relationships. However, there can be no assurance that DSS Technology Management will be able to capitalize on its patent portfolio or any potential market opportunity in the foreseeable future. DSS Technology Management’s inability to generate licensing revenues associated with potential market opportunities could result from a number of factors, including, but not limited to:

•	DSS Technology Management may not be successful in entering into licensing relationships on commercially acceptable terms; and

•	challenges from third parties as to the validity of DSS Technology Management’s patents underlying DSS Technology Management’s licensing opportunities.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong DSS Technology Management’s litigation and adversely affect its financial condition and operating results.

DSS Technology Management’s business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on DSS Technology Management’s assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to DSS Technology Management’s business plan, and DSS Technology Management’s failure to do so could cause material harm to its business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities which were not previously reported.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

18	Letter from Freed Maxick CPAs, P.C. re change in accounting principle.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 13, 2013	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer (Principal Executive Officer)

November 13, 2013	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

