Form 10-K
period 2013-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2014-03-26
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer (Do not check if a smaller reporting company)   ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE MKT LLC exchange on June 30, 2013, was $46,104,657.

The number of shares of the registrant’s common stock outstanding as of March 25, 2014, was 49,495,511.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “Document Security,” “DSS,” “we,” “us,” “our” or “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate three production facilities, a security and commercial printing facility, a packaging facility and a plastic card facility- where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services. In 2013, the Company expanded its business focus by merging with DSS Technology Management, Inc., formerly known as Lexington Technology Group, Inc. (as described in greater detail below), which acquires intellectual property assets and interests in companies owning intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

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

On July 1, 2013, the Company merged with DSS Technology Management, Inc. (f/k/a Lexington Technology Group, Inc.), a private intellectual property monetization company that previously acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”),  and also invested in VirtualAgility, Inc., a developer of user-friendly programming platforms that facilitate the creation of sophisticated business applications without programming or coding. DSS Technology Management is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

‡	Licensing,
‡	customized technology solutions (such as applications for medical electronic health records),
‡	strategic partnerships, and
‡	litigation.

On October 3, 2012, DSS Technology Management, Inc. (“DSS Technology Management”), through its wholly-owned subsidiary, Bascom Research, LLC, (“Bascom”) initiated patent infringement lawsuits in the United States District Court for the Eastern District of Virginia against five companies, including Facebook, Inc. and LinkedIn Corporation, for unlawfully using systems that incorporate features claimed in patents owned by Bascom. The patents included in the lawsuit relate to the data structure used by social and business networking web sites and Web 2.0 corporate intranets. On December 12, 2012, the lawsuits were transferred to the United States District Court for the Northern District of California.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents.

Effective on August 2, 2013, Lexington Technology Group, Inc. changed its name to DSS Technology Management, Inc. (“DSS Technology Management”).

On August 16, 2013, DSS Technology Management made an additional investment in VirtualAgility, Inc., which consisted of a non-recourse note and an equity purchase for a total investment of $250,000.

On September 27, 2013, DSS Technology Management purchased 10 patents covering certain methods and processes found in the semiconductor industry for $2,000,000.

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

Merger with DSS Technology Management

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc., a Delaware corporation, n/k/a DSS Technology Management, Inc. (“DSS Technology Management”), pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”), by and among the Company, DSS Technology Management, Merger Sub and Hudson Bay Master Fund Ltd. (“Hudson Bay”), as representative of DSS Technology Management’s stockholders (the “Merger”). Effective on July 1, 2013, as a result of the Merger, DSS Technology Management became a wholly-owned subsidiary of DSS. In connection with the Merger, the Company issued on the Closing Date, its securities to DSS Technology Management’s stockholders in exchange for the capital stock owned by DSS Technology Management’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”) (which includes 2,500,000 Additional Shares and 240,559 Exchanged Shares, as such terms are defined in the Merger Agreement); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, entered into by and among the Company, Hudson Bay and American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC (“Palladium”) as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium, 400,000 are currently being held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

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

The transaction was accounted for as a business combination in accordance with FASB ASC 805 Business Combinations.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, packaging, ID Cards and licenses. We believe we are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions. We provide document security technology to security printers, corporations, consumer product companies, and governments for protection of currency, vital records and documents, certifications, travel documents, prescription and medical forms, consumer products, pharmaceutical packaging and school transcripts.

Technologies

Optical deterrent features such as ours are utilized mainly by large security printers for the protection of important printed documents, such as currency, vital records, and identification documents. Many of these features such as micro-printing were developed pre-1980 as they were designed to be effective on the imaging devices of the day which were mainly photography mechanisms. With the advent of modern day scanners, digital copiers, digital cameras and easy to use imaging software such as Adobe Photoshop many of the pre-1980 optical deterrents such as micro-printing are no longer used or are much less effective in the prevention of counterfeiting.

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

The Company’s primary anti-counterfeiting products and technologies are marketed under its AuthentiGuard ® registered trademark.

In October 2012, the Company introduced AuthentiGuard®, an iPhone application for authentication, targeted to major pharmaceutical and other companies worldwide. The application is a cloud-enabled solution that permits efficient and cost effective authentication for packaging, documents and credentials. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists duplication on copiers and scanners in a product's packaging. Product verification using a smartphone application creates real-time, accurate authentication results for brand owners that can be integrated into existing information systems.

Intellectual Property

Patents

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques that allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. In 2013 and 2012, we spent approximately $254,000 and $491,000 respectively, on research and development which is comprised mainly of compensation costs, materials and consultants, including stock-based payments to consultants.

Based largely on these efforts, we currently have a portfolio of issued patents, and several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various countries including the United States, Canada, and Europe. These applications cover our technologies, including our AuthentiGuard® On-Demand and ADX, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development. Our issued patents have remaining durations ranging from 1 to 17 years.

Trademarks

We have registered our “AuthentiGuard®” mark, as well as our “Survivor 21®” electronic check icon and "VeriGlow®" with the U.S. Patent and Trademark Office.  A trademark application is pending in Canada for “AuthentiGuard.”  AuthentiGuard® is registered in several European countries including the United Kingdom.  We have applied to register our “DSS- Security Wise. Brand Smart.TM” mark in the U.S. and several foreign countries. And we have applied to register AuthentiSite TM, AuthentiShare TM, and AuthentiSuite TM in the U.S.

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

Our plastics division competes with several companies including Bristol ID, AbNote (formerly Arthur Blanks), LaserCard Corporation and L-1 Identity Solutions. The plastics division primarily delivers its products through a dealer network, but also provides products to end-user customers. Competition in the plastic card industry is primarily based on production capabilities based on specialized equipment, geographic location, quality and service. In addition, competition is increasingly influenced by proprietary or niche offerings provided by competitors, such as RFID, biometric, read-write, and security features built-into the plastic card.

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

Our technology division also faces competition in the area of patent acquisitions and enforcement. Entities such as Acacia, RPX, AST, Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc. and Pendrell Corporation compete in acquiring rights to patents, and we expect more entities to enter the market.

In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry. To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected.

Customers

During 2013, two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2013, these two customers accounted for 30% of the Company’s trade accounts receivable balance. During 2012, one of these customers accounted for 29% of the Company’s consolidated revenue. As of December 31, 2012, this same customer accounted for 21% of the Company’s trade accounts receivable balance.

Raw Materials

The primary raw materials the Company uses in its businesses are paper corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Recent strengthening of economic conditions, combined with paper industry capacity reductions, have caused paper and paperboard prices to increase in 2013, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

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

Employees

As of February 28, 2014, we had a total of 108 employees, all of which are full-time. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

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

We play an active role with the Document Security Alliance group, as one of our research and development management members sits on various committees of that group and has been involved in design recommendations for important U.S. documents. This group of security industry specialists was formed by the U.S. Secret Service to evaluate and recommend security solutions to the federal government for the protection of credentials and vital records.

Our patent monetization business is also faced with potential government regulations. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. In addition, the U.S. Congress is currently considering a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants if the lawsuits are unsuccessful. It is not known when, or if, this legislation will be passed. In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Moreover, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

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

Description of Risks Relating to the business combination of DSS and DSS Technology Management

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations in the future. References to the “combined company” made in this report relate to the recent business combination of DSS and DSS Technology Management, whereby DSS Technology Management became a wholly-owned subsidiary of DSS effective on July 1, 2013. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.  If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

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

The combined company intends to continue to make investments to support its business growth, including patent or other intellectual property asset creation. In addition, the combined company may also need additional funds to respond to business opportunities and challenges, including its ongoing operating expenses, protecting its assets, satisfying debt payment obligations, developing new lines of business and enhancing its operating infrastructure. While the combined company may need to seek additional funding for such purposes, it may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of the combined company’s financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis,we may be required to curtail or terminate some or all of our business plans.

Risks Related to DSS’s Legacy Business

DSS’s existing legacy business is currently subject to the additional risks described below.

DSS has a history of losses.

DSS has a history of losses. While DSS has net income in 2013 due to a one-time deferred tax benefit of approximately $11.0 million, DSS had losses for the fiscal years of 2012, 2011, and 2010, of approximately $4.3 million, $3.2 million, and $3.5 million, respectively. DSS’s results of operations in the future will depend on many factors, but largely on DSS’s ability to successfully market DSS’s anti-counterfeiting products, technologies and services. DSS’s failure to achieve profitability in the future could adversely affect the trading price of its common stock and its ability to raise additional capital and, accordingly, its ability to continue to grow its business. There can be no assurance that DSS will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on DSS’s business, financial condition and operating results.

DSS has a significant amount of indebtedness, some of which is secured by its assets, and may be unable to satisfy its obligations to pay interest and principal thereon when due.

As of December 31, 2013, DSS has the following significant amounts of outstanding indebtedness:

(i)	$575,000 convertible promissory note bearing interest at 10% per annum due in full on December 29, 2015, or convertible into up to 260,180 shares of DSS Common Stock, secured by the assets of DSS’s wholly-owned subsidiary, Secuprint. Interest is due quarterly.

(ii)	$350,000 due under a term loan with Citizens Bank which matures February 1, 2015 and is payable in monthly payments of $25,000 plus interest. Interest accrues at 1 Month LIBOR plus 3.75%. DSS subsequently entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the life of the term loan.

(iii)	Up to $1,000,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations, payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 3.75%. As of December 31, 2013, there was approximately $158,000, net of the sweep account, outstanding on the line.

(iv)	$1,133,000 due under a promissory note with Citizens Bank used to purchase DSS’s packaging division facility. DSS is required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. DSS subsequently entered into an interest rate swap agreement to lock into a 5.865% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage on DSS’s packaging division facility.

(v)	$850,000 promissory note bearing interest at 9% per annum due in full on May 24, 2014 secured by certain equipment and the assets of DSS’s wholly-owned subsidiary, Secuprint. Interest is due quarterly.

(vi)	$1,304,000 under an equipment note entered into by the Company’s subsidiary, Premier Packaging, with Peoples Capital pursuant to which Premier Packaging purchased a 2006 Heidelberg Model XL105-6LX CP2000 printing press for use in its Victor, New York facility. The note is secured by the Heidelberg printing press, bears interest at 4.84%, and is repayable over a 60-month period in monthly payments of $24,511 commencing January 2014.

(vii)	$250,000 of up to $450,000 under a construction loan entered into by the Company’s subsidiary, Premier Packaging, with Citizen’s pursuant to which Premier Packaging is making improvements and additions to its production facility. The construction loan will be converted to a promissory note as soon as the construction is completed, which is expected in the first half of 2014. The promissory note will be payable in monthly installments over a 15 year period at an interest to be determined at the date of conversion, at which time borrower may elect either a fixed rate of 3.89% or variable rate based on the then applicable LIBOR rate. The construction loan and promissory note are secured by the assets of DSS’s packaging facility.

The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by DSS and its other wholly-owned subsidiaries, P3 and Secuprint. Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging Corporation is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In March 2014, Premier Packaging was notified that it was not in compliance with the required fixed charge coverage ratio as of December 31, 2013. In March 2014, the Company received a waiver as of December 31, 2013 from Citizens Bank, relating to the above-mentioned financial covenant. If DSS were to default on any of the above indebtedness and not receive a waiver from the creditors and the creditors were to foreclose on secured assets, this could have a material adverse effect on DSS’s business, financial condition and operating results.

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

The value of DSS’s intangible assets and investments may not be equal to their carrying values.

As of December 31, 2013, DSS had approximately $45.0 million of net intangible assets, including goodwill, and $11.3 million of notes receivable payable in patent rights proceeds through its subsidiary VirtualAgility Technology Investment LLC. DSS is required to evaluate the carrying value of such intangibles. Whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable, DSS will have to determine whether there has been impairment by comparing the anticipated undiscounted cash flows (discounted cash flows for goodwill) from the operation and eventual disposition of the product line or asset with its carrying value. If any of DSS’s intangible assets are deemed to be impaired then it will result in a significant reduction of the operating results in such period. During the year ended December 31, 2013, the Company determined that the intangible assets the Company recorded as a result of its acquisition of ExtraDev, Inc. in May 2011 were impaired as a result of a decline of customers for its historical IT hosting and custom programming and services businesses due to increased competition, including competition from Microsoft, and ExtraDev’s focus on new products such as the Company’s AuthentiGuard Suite, which has reduced resources directed to supporting its IT hosting and custom programming businesses. As a result of this decline, the Company performed a present value analysis of the expected future cash flows of the revenues and expenses associated with ExtraDev’s historical business and determined that the intangible assets that the Company had recorded as a result of the acquisition of ExtraDev were likely impaired. As a result, the Company wrote-off approximately $239,000 of goodwill, customer lists with a gross value of $258,000 and a net book value $198,000, and non-compete agreements with a gross value of $150,000 and a net book value of $80,000 associated with ExtraDev, Inc. for an aggregate write-off of $517,000 in the third quarter of 2013.

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

DSS’s growth strategy is based, in part, on its ability to acquire businesses and assets that are complementary to its existing operations and expanding DSS’s operations to include manufacturing capabilities. DSS may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on DSS’s ability to accomplish the following:

•	identify suitable businesses or assets to buy;

•	complete the purchase of those businesses on terms acceptable to DSS;

•	complete the acquisition in the time frame DSS expects; and

•	improve the results of operations of the businesses that DSS buys and successfully integrate their operations into DSS.

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

As of December 31, 2013, the Company had approximately 151 million authorized but unissued shares of DSS common stock. DSS management continues to have broad discretion to issue shares of its common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE MKT, state and federal law, or other applicable laws. If DSS’s board of directors determines to issue additional shares of DSS common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of DSS’s outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress DSS’s stock price.

As of December 31, 2013 and 2012, there were 18,750,840 and 4,614,784, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, including common shares being held in escrow pursuant to the Merger Agreement, and that could potentially dilute basic earnings per share in the future. For the year ended December 31, 2013, based on the average market price of the Company’s common stock during that period of $1.98, 46,364 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. Common stock equivalents were excluded from the calculation of diluted earnings per share for 2012 in which the Company had a net loss, since their inclusion would have been anti-dilutive to the Company’s loss. On March 5, 2014, the Company issued an aggregate of 1,168,000 options to purchase the Company’s common stock at $2.00 per share with a term of 5 years to its employees covered under the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan. The options will vest pro-ratably as follows: 1/3 on the grant date, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date as long as the employee is employed on such dates. On March 13, 2014 the Company issued an aggregate of 84,025 shares of common stock to three of its directors to pay approximately $133,000 of accrued director’s fees.

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

DSS has identified one material weakness in its internal control over financial reporting in its annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2013. The identified material weakness remains as of the date of this report. Management has concluded that DSS did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties, and that the foregoing represented material weakness in its internal control over financial reporting. DSS is uncertain at this time of the costs to remediate the material weakness, however, DSS anticipates the cost to be in the range of $200,000 to $400,000 (including the cost of hiring additional qualified accounting personnel to eliminate segregation of duties issues and using the services of accounting consultants for complex and non-routine transactions if and when they arise). DSS cannot guarantee that the actual costs to remediate the deficiency will not exceed this amount. If DSS’s internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in DSS’s financial statements and in DSS’s disclosure that could require restatements. Investors may lose confidence in DSS’s reported financial information and in DSS’s disclosure, which could lead to a decline in DSS’s stock price.

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

DSS Technology Management has generated minimal revenue to date and has incurred expenses which exceed its revenues. DSS Technology Management was incorporated in May 2012 and acquired a portfolio of patents from Thomas Bascom in July 2012. DSS Technology Management then commenced a series of strategic investments in VirtualAgility, investing $250,000 in each of March 2013 and August 2013 through its 60% owned subsidiary VirtualAgility Technology Investment LLC. In July 2013, DSS Technology Management purchased two patents covering certain methods and processes related to Bluetooth devices, for a purchase price of $500,000, and then followed that up with a purchase of ten patents covering certain methods and processes pertaining to the semiconductor industry, for $2,000,000, in September 2013. DSS Technology Management not only has a very limited operating history, but also a very limited track record in executing its business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing its patent assets. DSS Technology Management’s limited operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies with limited operating history, there is a significant risk that DSS Technology Management will not be able to:

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

In July 2012, DSS Technology Management acquired a portfolio of patent assets from Thomas Bascom that DSS Technology Management plans to license or otherwise monetize. In 2013, it purchased patents pertaining to both the Bluetooth and semiconductor industries. If DSS Technology Management’s efforts to generate revenue from such patent assets fail, DSS Technology Management will have incurred significant losses and may be unable to acquire additional assets. If this occurs, DSS Technology Management’s business would likely fail.

DSS Technology Management has commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, and DSS Technology Management expects such litigation to be time-consuming and costly, which may adversely affect DSS Technology Management’s financial condition and its ability to operate its business.

To license or otherwise monetize the patent assets DSS Technology Management acquired from Thomas Bascom, DSS Technology Management commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, pursuant to which DSS Technology Management alleges that such companies infringe on one or more of DSS Technology Management’s patents. DSS Technology Management’s viability is partially dependent on the outcome of this litigation, and there is a risk that DSS Technology Management may be unable to achieve the results it desires from such litigation, which failure could significantly harm DSS Technology Management’s business. In addition, the defendants in this litigation are much larger than DSS Technology Management and have substantially more resources than DSS Technology Management does, which could make DSS Technology Management’s litigation efforts more difficult.

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

While DSS Technology Management believes that the patents acquired from Thomas Bascom are infringed by the defendants in the Litigation, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the US Patent and Trademark Office (USPTO) will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently in DSS Technology Management’s initial litigation or from time to time in connection with future litigations DSS Technology Management may bring. If this were to occur, it would have a material adverse effect on its viability and operations.

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

Moreover, in connection with any of DSS Technology Management’s present or future patent enforcement actions, it is possible that a court may rule that DSS Technology Management has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against DSS Technology Management or its operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if DSS Technology Management or its subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm DSS Technology Management’s operating results and its financial position.

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

The Bascom Research patent infringement cases initiated by DSS Technology Management will likely take longer and be more expensive in the United States District Court in the Northern District of California than if the cases were litigated in the United States District Court for the Eastern District of Virginia.

DSS Technology Management’s wholly-owned subsidiary, Bascom Research LLC, initiated its patent infringement litigation in the United States District Court for the Eastern District of Virginia. It is difficult to predict the length of time it will take to complete such litigation. In December, 2012, the lawsuits were transferred to the United States District Court in the Northern District of California. DSS Technology Management is legally precluded from disclosing certain developments in the cases. As of the date of this report, Bascom Research has reached settlements with certain defendants in connection with its ongoing litigation in the Northern District of California. Bascom Research is precluded from releasing the specific terms of its settlements as a result of confidentiality provisions contained in the various settlement agreements. The litigation is still pending against other defendants (including Facebook, Inc. and LinkedIn Corporation). DSS Technology Management believes that as a result of the transfer to California, the patent infringement litigation may take significantly longer, become more expensive, and possibly adversely impact the financial position of DSS Technology Management moving forward.

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

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We expect to spend a significant amount of resources to enforce our patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

Congress is currently considering a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants if the lawsuits are unsuccessful. It is not known when, or if, this legislation will be passed.

In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

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

ITEM 2 - PROPERTIES

Our corporate offices and Digital division together occupy approximately 11,000 square feet of commercial office space at 28 East Main Street, Rochester, New York 14614 under a lease that expires September 30, 2015, at a rental rate of approximately $13,000, $14,000 and $11,000 per month in 2013, 2014 and 2015, respectively. From May 2007 to December 2013, our Plastics division leased approximately 25,000 square feet of commercial production and warehouse space for an average of $23,000 per month in Brisbane, California under a lease that was set to expire in July 2014. Commencing January 1, 2014, the Plastics division amended its lease agreement to reduce the lease space to approximately 15,000 square feet for approximately $13,000 per month and extend the term to December 31, 2018. From December 2008 to December 2013, our Printing division leased approximately 20,000 square feet of commercial production and warehouse space in Rochester, New York, for $7,100 per month, under a lease that expired in January 2014. Commencing in January 2014, the Company moved its printing operations to a 40,000 square foot packaging plant in Victor, New York, a suburb of Rochester, New York, which the Company owns. We believe that our facilities are adequate for our current operations. The Company’s Technology Management division leases executive office space in Tyson’s Corner, Virginia under a 12 month lease that expires in July 2014 for approximately $3,780 per month, and also leases a sales and research and development facility in Tyler, Texas under a 12 month lease that expires in December 2014 for approximately $1,190 per month. The Company’s subsidiary Bascom Research LLC leases share office space in Mclean, Virginia on a month to month basis at $1,370 per month. The Company also believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire.

ITEM 3 - LEGAL PROCEEDINGS

From August 2005 until May 2013, the Company was involved in lawsuits in various foreign jurisdictions against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringed the Company’s European Patent 0 455 750B1 (the “Patent”) which covered a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The ECB then filed claims against the Company in eight European countries seeking to invalidate the patents. During the course of the ECB Litigation, the losing party, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of December 31, 2013, pursuant to foreign judgments for costs and fees, the Company has recorded as accrued liabilities approximately €175,000 ($241,000) for such fees. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg which amounts to €93,752 ($127,000) as of December 31, 2013, which, unless the amount is settled, will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On August 20, 2008, the Company entered into an agreement (the “Trebuchet Agreement”) with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the ECB Litigation, and the Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both, and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in The Netherlands against the ECB and two security printing entities with manufacturing operations in The Netherlands.  The Netherlands Court determined in December 2010 that the patent was invalid in The Netherlands, and the infringement case was terminated by Trebuchet. Trebuchet was responsible for cost and fee reimbursements associated with the case which Trebuchet paid in February 2012. On July 7, 2011, Trebuchet and the Company entered into a series of related agreements and general releases wherein Trebuchet effectively ended its ongoing participation in the ECB Litigation.

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

On October 3, 2012, DSS Technology Management’s subsidiary, Bascom Research, LLC, commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, in the United States District Court, Eastern District of Virginia, pursuant to which Bascom Research, LLC alleges infringement of certain of its patents relating to networking technologies (the “Bascom Litigation”). Bascom Research, LLC is seeking a judgment for infringement, injunctive relief, compensatory damages, treble damages for willful infringement, costs and attorneys fees. In December 2012, the Bascom Litigation was transferred to the United States District Court, Northern District of California.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc., in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The Apple Litigation relates to certain patents owned by DSS Technology Management in the Bluetooth technology space. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple, Inc. Counsel retained by DSS Technology Management in connection with the Apple Litigation has agreed to handle the litigation on a contingent fee basis. The fee agreement with counsel calls for counsel to receive 25% of any licensing proceeds, and 33% - 38% of any litigation proceeds recovered, depending on size of recovery. DSS Technology Management is responsible to pay for up to $1,000,000 of expenses incurred in connection with the Apple Litigation. Expenses incurred over $1,000,000 will be advanced by counsel, and recoverable in addition to fees from proceeds obtained from the Apple Litigation.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE MKT, where it trades under the symbol “DSS.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2013	$2.87	$2.07
June 30, 2013	3.41	2.08
September 30, 2013	1.87	1.13
December 31, 2013	2.13	0.90

QUARTER ENDING	HIGH	LOW
March 31, 2012	$5.02	$2.48
June 30, 2012	4.14	2.35
September 30, 2012	4.26	3.63
December 31, 2012	4.32	2.12

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the NYSE MKT on March 25, 2014 was $1.38.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 25, 2014, we had 49,495,511 shares of common stock issued and outstanding, which includes 7,500,000 shares of common stock held in escrow.

As of December 31, 2013, securities issued and securities available for future issuance under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
	(a)	(b)	(c)	(d)
Plan Category
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan	-	4,073,898	$3.25	1,926,102
Equity compensation plans not approved by security holders
Contractual warrant grants for services	-	608,064	4.02	-

Total	-	4,681,962	$3.35	1,926,102

Recent Issuances of Unregistered Securities

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of March 25, 2014, we had approximately 874 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2013 or 2012.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2013, including the fourth quarter.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements in this Annual Report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act and contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this Annual Report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

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

On July 1, 2013, the Company merged with DSS Technology Management, Inc. (f/k/a Lexington Technology Group, Inc.), a private intellectual property monetization company that recently acquired a patent portfolio of six patents and four pending patent applications relating to technology invented by Thomas Bascom (the “Bascom Portfolio”) and invested in VirtualAgility, Inc. a developer of user-friendly programming platforms that facilitate the creation of sophisticated business applications without programming or coding. DSS Technology Management is focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

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

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors whereby DSS Technology Management initially received $250,000 of a total of $750,000 it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds, if any, from the use, sale or licensing of the two patents.

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

Merger with DSS Technology Management

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc., a Delaware corporation, n/k/a DSS Technology Management, Inc. (“DSS Technology Management”), pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”), by and among the Company, DSS Technology Management, Merger Sub and Hudson Bay Master Fund Ltd. (“Hudson Bay”), as representative of DSS Technology Management’s stockholders (the “Merger”). Effective on July 1, 2013, as a result of the Merger, DSS Technology Management became a wholly-owned subsidiary of DSS. In connection with the Merger, the Company issued on the Closing Date, its securities to DSS Technology Management’s stockholders in exchange for the capital stock owned by DSS Technology Management’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”) (which includes 2,500,000 Additional Shares and 240,559 Exchanged Shares, as such terms are defined in the Merger Agreement); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, entered into by and among the Company, Hudson Bay and American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium, 400,000 shall be held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

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

The transaction was accounted for as a business combination in accordance with FASB ASC 805 Business Combinations.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 AND 2012

Revenue

	Year Ended December 31, 2013	Year Ended December 31, 2012	% change
Revenue
Printed products	$15,426,000	$15,289,000	1%
Technology sales, services and licensing	2,027,000	1,826,000	11%
Total Revenue	$17,453,000	$17,115,000	2%

Revenue - For the year ended December 31, 2013, revenue was approximately $17.5 million, an increase of 2% from the year ended December 31, 2012. Printed products sales, which includes sales of packaging, printing and plastics, increased 1% in 2013 as compared to 2012, reflecting a 23% increase in plastics ID and card sales, including RFID enabled product sales and a 31% increase in security paper and related product sales such as secure coupons and vital records, offset by a decrease of 4% of packaging related products and a 15% decrease in commercial printing products. The Company’s technology sales, services and licensing revenues saw a 11% increase in 2013, as compared to 2012, which reflected a 22% increase in license revenues which were offset by a 7% decline in technology sales and services, such as software and hardware sales and custom programming projects.

Costs and Expenses

	Year Ended December 31, 2013	Year Ended December 31, 2012	% change
Costs and expenses
Costs of revenue, exclusive of depreciation and amortization	$10,458,000	$10,978,000	-5%
Sales, general and administrative compensation	4,931,000	4,383,000	13%
Depreciation and amortization	2,966,000	845,000	251%
Professional fees	2,549,000	1,546,000	65%
Stock based compensation	1,895,000	782,000	142%
Sales and marketing	443,000	337,000	31%
Rent and utilities	688,000	612,000	12%
Other operating expenses	906,000	915,000	-1%
Research and development, including research and development costs paid by equity instruments	254,000	491,000	-48%
Impairment of intangible assets	517,000	-	100%

Total Operating Expenses	$25,607,000	$20,889,000	23%

Costs of revenue, exclusive of depreciation and amortization includes all direct cost of the Company’s printed products, including its packaging, printing and plastic ID card sales, materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue decreased 5% in 2013 as compared to 2012 compared to a 2% increase in the Company’s revenue over the same period. The decrease in costs of revenue sold generally reflected a lower cost structure and more favorable mix of sales of products with higher gross margins.

Sales, general and administrative compensation costs, excluding stock based compensation, increased 13% in 2013 as compared to 2012 which reflected the addition of employees from the Company’s acquisition of DSS Technology Management on July 1, 2013, along with headcount increases at the Company’s Digital division for software development and sales, offset by decreases in corporate related compensation costs.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed intangible patent assets. Depreciation and amortization increased 251% during 2013 as compared to 2012, due to an increase of $2,042,000 associated with additional amortization of patent assets owned by DSS Technology Management. On July 1, 2013, as a result of the purchase accounting for the acquisition of DSS Technology Management, the Company determined that the fair value of the patents acquired was approximately $28 million and the weighted average remaining life of the acquired patents was 7.5 years as of July 1, 2013.

Professional fees increased 65% in 2013 compared to 2012 primarily due to approximately $683,000 of legal, consulting and advisory expenses incurred in connection with the intellectual property monetization business of DSS’s subsidiary, DSS Technology Management, which the Company acquired on July 1, 2013.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation for 2013 increased 142% from 2012, primarily due to the value of options issued to certain of the Company’s management and board members that vested upon the completion of the Company’s Merger and $774,000 of stock based compensation expense for the fair value of shares issued to Palladium Capital in conjunction with the Merger, which closed on July 1, 2013, which were accrued for as of June 30, 2013.

Sales and marketing costs which consist of internet trade publication advertising, travel costs, sales broker commissions, and trade show participation expenses increased 31% during 2013, as compared to 2012 primarily due to broker commission costs incurred by the packaging division and increases in sales travel costs primarily associated with the Company’s sales and marketing efforts for its AuthentiGuard™ smart phone based products.

Rent and utilities  increases during 2013 as compared to 2012 are due to the increased costs associated with the leasing of additional space at the Company’s Rochester, New York location, which now houses both the corporate and Digital Group personnel, along with the rental cost for the New York City, Texas and Virginia offices of the Company’s new subsidiary, DSS Technology Management, acquired on July 1, 2013.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Other operating expenses decreased 1% for 2013 as compared to 2012 primarily due to lower equipment maintenance costs.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During 2013, the Company’s research and development costs decreased from 2012, primarily due to the absence of costs, including stock based payment expenses for ipCapital Group, Inc., a third party consulting firm that the Company used during 2012 to assist with the enhancement of its intellectual property portfolio of patents and trade secrets in the security field.

Impairment of intangible assets  In the third quarter of 2013, the Company determined that the intangible assets the Company recorded as a result of its acquisition of ExtraDev in May of 2011 were impaired as a result of a loss of customers of its historical IT hosting and custom programming and services businesses due to increased competition, including competition from Microsoft. As a result, the Company wrote-off approximately $239,000 of goodwill, $198,000 of customer list net book value and $80,000 of a non-compete agreement net book value associated with ExtraDev, Inc. in the third quarter of 2013. There were no intangible asset impairments recorded in 2012.

Other Income and Expenses

	Year Ended December 31, 2013	Year Ended December 31, 2012	% change

Other income (expenses)
Interest expense	$(246,000)	$(228,000)	8%
Gain on sale of fixed assets	117,000	-	100%
Amortizaton of note discount and loss on debt extinguishment	(72,000)	(260,000)	-72%

Other expense, net	$(201,000)	$(488,000)	-59%

Amortization of Note Discount - In conjunction with the issuance of a convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. On February 29, 2012, the Company entered into a convertible note. The holder of the note had the right to convert the principal and any interest due under the note into shares of the Company’s common stock at a conversion price of $3.30 per share. In conjunction with this conversion option, the Company recorded a beneficial conversion feature of approximately $216,000, which the Company was to expense over the term of the note. In March 2012, the holder exercised the conversion option on the note. Pursuant to the conversion, the Company issued an aggregate of 175,710 shares of its common stock to the holder for full payment of note and accrued interest. In conjunction with the conversion, the Company recorded a note discount amortization expense of the entire $216,000 of remaining unamortized debt discount expense during the first quarter of 2012.

Income Taxes

	Year Ended December 31, 2013	Year Ended December 31, 2012	% change

Deferred tax (benefit) expense, net	(10,949,000)	19,000	-57726%

Deferred tax benefit: The Company recognized a $10,962,000 deferred tax benefit as a result of the acquisition of DSS Technology Management. Due to the acquisition, a temporary difference between the book basis and the tax basis for the other intangible assets and investments acquired of $11,962,000 was created resulting in a deferred tax liability and additional goodwill. With the increase in the deferred tax liability the Company reduced the deferred tax asset valuation allowance  by the amount of net operating loss that could offset the amortization of the deferred tax liability associated with the value of the patents acquired resulting in the recognition of a deferred tax benefit of approximately $10,962,000.

Net Income (Loss) and Income (Loss) Per Share

	Year Ended December 31, 2013	Year Ended December 31, 2012	% change
Net income (loss)	$2,594,000	$(4,281,000)	-161%

Earnings per share:
Basic	$0.08	$(0.21)	-140%
Diluted	$0.08	$(0.21)	-140%

Shares used in computing earnings per share:
Basic	31,838,593	20,828,149	53%
Diluted	31,884,957	20,828,149	53%

During 2013, the Company had net income of $2,594,000, representing a 161% increase over the net loss incurred during 2012. The increased net income was primarily the result of a $10,962,000 deferred tax benefit recognized by the Company in 2013, resulting from a change in the deferred tax position of the Company due to the merger. Absent the merger-related deferred tax benefit, the Company would have incurred a net loss before income taxes of approximately $8,472,000 in 2013 compared to a net loss before income taxes of approximately $3,853,000 in 2012, an increase of 120%. The increase was primarily the result of the approximately $2,102,000 increase in amortization expense of intangibles, the approximately $1,048,000 increase in stock based compensation expense, and an intangible asset impairment charge of approximately $517,000 in 2013.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the private placement of its equity securities and debt financings. As of December 31, 2013, the Company had cash of approximately $2.5 million. In addition, the Company had approximately $942,000 available to its packaging and digital divisions under a revolving credit line.

Operating Cash Flow – During 2013, the Company used approximately $3,149,000 of cash for operations, which was consistent with the Company’s use of cash for operations during 2012.

Investing Cash Flow - During 2013, the Company spent approximately $379,000 on equipment additions, $230,000 of which were payments made by the Company’s Packaging division for a new 6 color printing press placed in service in the fourth quarter of 2013. In addition, the Company received approximately $6.6 million of cash as a result of its acquisition of DSS Technology Management on July 1, 2013. Subsequent to the merger, the Company’s subsidiary, DSS Technology Management, used $2,750,000 of the Company’s cash to acquire patents and rights to patents, and to make an additional investment in VirtualAgility.

Financing Cash Flows - During  2013, the Company made approximately $353,000 in long-term debt payments, received approximately $73,000 from the exercise of options and warrants, and repaid a net of $80,000 from the revolving lines of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2013 or 2012 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S.GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2013 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, stock based compensation valuations, the valuation of intangible assets, and allocation of assets in business combinations. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. FASB ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.

Other Intangible Assets

Other intangible assets consists of costs associated with the application for patents, acquisition of patents and contractual rights to patents and trade secrets associated with the Company’s technologies. The Company’s patents and trade secrets are generally for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. In addition, intangible assets include customer lists and non-compete agreements obtained as a result of acquisitions. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Subsequent to acquisition of patents and trade secrets, legal and associated costs incurred in prosecuting alleged infringements of the patents will be recognized as expense when incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and patent defense costs are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

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

Costs of revenue

Costs of revenue includes all direct cost of the Company’s packaging, commercial and security printing and plastic ID card sales, primarily, paper, plastic, inks, dies, and other consumables, and direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any.  Costs of revenue recorded in the DSS Technology Management group include contingent legal fees, inventor royalties, legal, consulting and other professional fees directly related to the Company’s patent monetization, litigation and licensing activities. Amortization of patent costs and acquired technology are included in depreciation and amortization on the consolidated statement of operations. Costs of revenue does not include expenses related to product development, integration, and support. These costs are included in research and development, which is a component of selling, general and administrative expenses on the consolidated statement of operations.

Contingent Legal Expenses

Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement that will be paid out from the proceeds from settlements or licenses that arise pursuant to an enforcement action, which will be expensed as legal fees in the period in which the payment of such fees is probable. Any unamortized patent acquisition costs will be expenses in the period a conclusion is reached in an enforcement action that does not yield future royalties potential.

Business Combinations

Business combinations and non-controlling interests are recorded in accordance with FASB ASC Business Combinations. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. Under the guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination accounting requires the use of significant estimates and assumptions.

Share-Based Payments

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes-Merton model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table for the years ended December 31.

	2013	2012

Volatility	60.9%	61.2%
Expected option term	5.7 years	3.0 years
Risk-free interest rate	1.6%	0.6%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Income Taxes

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The fair value of notes receivable is based on potential proceeds from enforcement actions, which approximates the carrying value.

Derivative Instruments

The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities at December 31, 2013 was approximately $28,000 ($128,000- December 31, 2012).

The Company has notional amounts of approximately $1,506,000 as of December 31, 2013 on its interest rate swap agreements for its Citizens Bank debt. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$350,000	3.92%	5.70%	February 1, 2015
$1,155,744	3.32%	5.87%	August 30, 2021

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

40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 26, 2014

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2013	2012

ASSETS

Current assets:
Cash	$2,477,031	$1,887,163
Accounts receivable, net of allowance of $60,000 ($60,000- 2012)	2,149,123	2,123,019
Inventory	834,979	817,685
Prepaid expenses and other current assets	403,107	290,402
Deferred tax asset, net	223,323	-
Total current assets	6,087,563	5,118,269

Property, plant and equipment, net	5,157,852	3,723,908
Investments and other assets	11,448,008	232,815
Goodwill	15,046,197	3,322,799
Other intangible assets, net	29,602,591	1,852,677

Total assets	$67,342,211	$14,250,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,421,765	$1,417,460
Accrued expenses and other current liabilities	1,455,629	1,218,534
Revolving lines of credit	158,087	238,240
Short-term debt, net	824,857	-
Current portion of long-term debt, net	613,488	913,454
Total current liabilities	4,473,826	3,787,688

Long-term debt, net	3,087,358	1,483,676
Interest rate swap hedging liabilities	27,566	127,883
Deferred tax liability, net	1,364,447	127,675

Commitments and contingencies (see Note 12)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 49,411,486 shares issued and outstanding (21,705,969 in 2012)	988,230	434,118
Additional paid-in capital	97,790,426	55,872,917
Accumulated other comprehensive loss	(27,566)	(127,883)
Accumulated deficit	(44,862,076)	(47,455,606)
Non-controlling interest in subsidiary	4,500,000	-
Total stockholders' equity	58,389,014	8,723,546

Total liabilities and stockholders' equity	$67,342,211	$14,250,468

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31,

	2013	2012

Revenue
Printed products	$15,425,514	$15,289,688
Technology sales, services and licensing	2,026,930	1,825,582

Total revenue	17,452,444	17,115,270

Costs and expenses
Costs of revenue, exclusive of depreciation and amortization	10,458,110	10,977,535
Selling, general and administrative, (including stock based compensation of $1,894,719 and $846,705, respectively).	11,665,667	9,066,523
Depreciation and amortization	2,966,368	845,137
Impairment of intangible assets	516,726	-
Total expenses	25,606,871	20,889,195

Operating loss	(8,154,427)	(3,773,925)

Other income (expense):
Interest expense	(245,969)	(228,139)
Gain on sale of fixed assets	116,569	-
Amortization of note discount and loss on debt extinguishment	(71,518)	(259,816)

Loss before income taxes	(8,355,345)	(4,261,880)

Income tax (benefit) expense, net	(10,948,875)	18,948

Net income (loss)	$2,593,530	$(4,280,828)

Other comprehensive income (loss):
Interest rate swap gain (loss)	100,317	(17,195)

Comprehensive income (loss)	$2,693,847	$(4,298,023)

Earnings per share:
Basic	$0.08	$(0.21)
Diluted	$0.08	$(0.21)

Shares used in computing earnings per share:
Basic	31,838,593	20,828,149
Diluted	31,884,957	20,828,149

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2013	2012

Cash flows from operating activities:
Net income (loss)	$2,593,530	$(4,280,828)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	2,966,368	845,137
Stock based compensation	1,894,719	846,705
Amortization of note discount	45,266	259,816
Loss on extinquishment of debt	26,252	-
Gain on sale of fixed assets	(116,569)
Impairment of intangible assets	516,726	-
Change in deferred tax provision	(10,948,875)	18,948
Increase in assets:
Accounts receivable	(26,104)	(527,269)
Inventory	(17,294)	(34,243)
Prepaid expenses and other assets	(184,956)	(117,951)
Increase (decrease) in liabilities:
Accounts payable	159,948	(249,503)
Accrued expenses and other liabilities	(58,250)	75,905
Net cash used by operating activities	(3,149,239)	(3,163,283)

Cash flows from investing activities:
Purchase of equipment and building improvements	(378,587)	(245,112)
Sale of equipment	753,000	-
Acquisition of business	6,568,112	-
Purchase of intangible assets	(2,593,495)	(113,569)
Investment in VirtualAgility	(250,000)
Net cash provided by (used by) investing activities	4,099,030	(358,681)

Cash flows from financing activities:
Net payments on revolving lines of credit	(80,153)	(525,496)
Payment of short-term loan from related party	-	(150,000)
Payments of long-term debt	(353,192)	(352,350)
Payments of capital lease obligations	-	(94,595)
Issuance of common stock, net of issuance costs	73,422	5,813,889

Net cash (used) provided by financing activities	(359,923)	4,691,448

Net increase in cash	589,868	1,169,484
Cash beginning of year	1,887,163	717,679

Cash end of year	$2,477,031	$1,887,163

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Non- controlling Interest in	Accumulated
	Shares	Amount	in Capital	Income	Subsidiary	Deficit	Total

Balance, December 31, 2011	19,513,132	$390,262	$48,395,241	$(110,688)	-	$(43,174,778)	$5,500,037

Issuance of common stock, net	2,017,127	40,342	5,773,547	-	-	-	5,813,889
Stock based payments, net of tax effect	-	-	912,216	-	-	-	912,216
Conversion of debt	175,710	3,514	576,329	-	-	-	579,843
Beneficial conversion feature	-	-	215,584	-	-	-	215,584
Other comprehensive loss	-	-	-	(17,195)	-	-	(17,195)
Net Loss	-	-	-	-	-	(4,280,828)	(4,280,828)

Balance, December 31, 2012	21,705,969	$434,118	$55,872,917	$(127,883)	-	$(47,455,606)	$8,723,546

Issuance of common stock, net	3,479,208	69,584	79,059	-	-	-	148,643
Stock based payments, net of tax effect	786,678	15,734	1,794,645	-	-	-	1,810,379
Issuance of common stock for acquisition of Lexington Technology Group, net	23,439,631	468,794	40,051,788	-	4,300,000	-	44,820,582
Beneficial conversion feature, net	-	-	(7,983)	-	-	-	(7,983)
Other comprehensive income	-	-	-	100,317	-	-	100,317
Sale of shares in Virtual Agility Technology Investment, LLC	-	-	-	-	200,000	-	200,000
Net Income	-	-	-	-	-	2,593,530	2,593,530

Balance, December 31, 2013	49,411,486	$988,230	$97,790,426	$(27,566)	4,500,000	$(44,862,076)	$58,389,014

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), through three of its subsidiaries, Premier Packaging Corporation, Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, and Secuprint Inc., which operates under the assumed name of DSS Printing Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc. which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary as a result of a merger completed on July 1, 2013 (as described in greater detail below), DSS Technology Management, Inc., acquires intellectual property assets, interests in companies owning intellectual property assets, or assists others in managing their intellectual property monetization efforts, for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

Completion of Merger with DSS Technology Management, Inc.

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc. (“Lexington”), n/k/a DSS Technology Management, Inc., a Delaware corporation (“DSS Technology Management”), pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”), by and among the Company, DSS Technology Management, Merger Sub and Hudson Bay Master Fund Ltd. (“Hudson Bay”), as representative of DSS Technology Management’s stockholders (the “Merger”). Effective on July 1, 2013, as a result of the Merger, DSS Technology Management became a wholly-owned subsidiary of DSS. In connection with the Merger, the Company issued on the Closing Date, its securities to DSS Technology Management’s stockholders in exchange for the capital stock owned by DSS Technology Management’s stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”) ; (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013, entered into by and among the Company, Hudson Bay and American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium Capital Advisors, LLC (“Palladium”) as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium, 400,000 are currently being held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement.

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

If after one year after the Closing Date, the shares held in escrow are cancelled because the conditions discussed above were not met, the former stockholders of DSS Technology Management are expected to own approximately 42% of the outstanding common stock of the combined company and the stockholders of the Company prior to the completion of the Merger are expected to own approximately 58% of the outstanding common stock of the combined company (without taking into account any shares of the Company’s Common Stock held by DSS Technology Management’s stockholders prior to the completion of the Merger, and excluding the exercise of any options and warrants).

The transaction was accounted for as a business combination in accordance with FASB ASC 805 Business Combinations. (See Footnote 9)

Effective on August 2, 2013, Lexington Technology Group, Inc. changed its name to DSS Technology Management, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security System and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase the Company’s common stock, deferred revenue and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company engages third-party valuation consultants to assist Management in the allocation of the purchase price of significant acquisitions, testing for impairment of intangible assets, and the determination of the fair value of derivative liabilities.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2013, the Company established a reserve for doubtful accounts of approximately $60,000 ($60,000 – 2012). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2013 was approximately $560,000 ($541,000 - 2012).

Investments – The Company’s investment consists of non-recourse promissory notes and common stock in VirtualAgility, Inc (“VirtualAgility”). The Company does not control nor exert significant influence over VirtualAgility and therefore carries the investment at cost. The VirtualAgility investment is held by the Company’s subsidiary, VirtualAgility Technology Investment, LLC (“VATI”), of which the Company owned 60% on December 31, 2013. Management determined the Company has control over VATI, and has consolidated VATI in the accompanying consolidated Financial Statements. The portion of capital owned by the minority owner of VATI is shown as non-controlling interest on the balance sheet.

Business Combinations - Business combinations are recorded in accordance with FASB ASC 805. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. Under the guidance, all acquisition costs are expensed as incurred. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumst ances change that would indicated the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. FASB ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.

Other Intangible Assets and Patent Application Costs– Other intangible assets consists of costs associated with the application for patents, acquisition of patents and contractual rights to patents and trade secrets associated with the Company’s technologies.. The Company’s patents and trade secrets are generally for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. In addition, intangible assets include customer lists and non-compete agreements obtained as a result of acquisitions. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Subsequent to acquisition of patents and trade secrets, legal and associated costs incurred in prosecuting alleged infringements of the patents will be recognized as expense when incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and patent defense costs are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

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

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s convertible note payable is recorded at its face amount, net of an unamortized premium for a beneficial conversion feature and has an estimated fair value of approximately $539,000 ($565,000 - December 31, 2012) based on the underlying shares the note can be converted into at the trading price on December 31, 2013. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. See Note 5 for additional details regarding the fair value of the Company’s investments in notes receivable.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities at December 31, 2013 was approximately $28,000 ($128,000 - December 31, 2012).

The Company has notional amounts of approximately $1,506,000 as of December 31, 2013 on its interest rate swap agreements for its Citizens Bank debt. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$350,000	3.92%	5.70%	February 1, 2015
$1,155,744	3.32%	5.87%	August 30, 2021

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

Costs of Revenue - Costs of revenue includes all direct cost of the Company’s packaging, commercial and security printing and plastic ID card sales, primarily, paper, plastic, inks, dies, and other consumables, and direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue recorded in the DSS Technology Management group include contingent legal fees, inventor royalties, legal, consulting and other professional fees directly related to the Company’s patent monetization, litigation and licensing activities. Amortization of patent costs and acquired technology are included in depreciation and amortization on the consolidated statement of operations. Costsof revenue sold does not include expenses related to product development, integration, and support. These costs are included in research and development, which is a component of selling, general and administrative expenses on the consolidated statement of operations.

Contingent Legal Expenses - Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement that will be paid out from the proceeds from settlements or licenses that arise pursuant to an enforcement action, which will be expensed as legal fees in the period in which the payment of such fees is probable. Any unamortized patent acquisition costs will be expensed in the period a conclusion is reached in an enforcement action that does not yield future royalties potential.

Advertising Costs – Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were approximately $48,000 in 2013 ($83,000 – 2012).

Research and Development – Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. The Company spent approximately $254,000 and $491,000 on research and development during 2013 and 2012, respectively.

Foreign Currency - Net gains and losses resulting from transactions denominated in foreign currency are recorded as other income or loss.

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

As of December 31, 2013 and 2012, there were 18,750,840 and 4,614,784, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, including common shares being held in escrow pursuant to the Merger Agreement, and that could potentially dilute basic earnings per share in the future. For the year ended December 31, 2013, based on the average market price of the Company’s common stock during that period of $1.98, 46,364 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. Common stock equivalents were excluded from the calculation of diluted earnings per share for 2012 in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the years ended December 31, 2013 and 2012.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2013, two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2013, these two customers accounted for 30% of the Company’s trade accounts receivable balance. During 2012, one of these customers accounted for 29% of the Company’s consolidated revenue. As of December 31, 2012, this same customer accounted for 21% of the Company’s trade accounts receivable balance.

Recent Accounting Pronouncements - FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

NOTE 3 – INVENTORY

Inventory consisted of the following at December 31:

	2013	2012

Finished Goods	$395,767	$270,776
Work in process	129,627	101,694
Raw Materials	309,585	445,215

	$834,979	$817,685

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

		2013	2012
	Estimated Useful Life	Purchased	Purchased	Under Capital Leases

Machinery and equipment	5-10 years	$5,109,121	$3,435,509	$63,000
Building and improvements	39 years	1,655,613	1,345,523	-
Land		185,000	185,000	-
Leasehold improvements	See (1)	774,912	765,425	-
Furniture and fixtures	7 years	138,135	135,854	-
Software and websites	3 years	359,308	359,308	-

Total cost		$8,222,089	$6,226,619	$63,000
Less accumulated depreciation		3,064,237	2,516,711	49,000

Property, plant, and equipment, net		$5,157,852	$3,709,908	$14,000

(1) Expected lease term between 3 and 10 years.

NOTE 5 — INVESTMENTS

In March 2013, DSS Technology Management made its first of a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. Each non-recourse note, when purchased, is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds derived from VirtualAgility’s patent portfolio, if any. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investments, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor and became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investments in VirtualAgility per the terms described above. As of July, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its purchase accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000 which became the cost basis of the investment as July 1, 2013. A relief from royalty methodology was used to value the potential proceeds to be derived from the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the VirtualAgility patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows. The measurement of the VirtualAgility investment constitutes a Level 3 input. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of December 31, 2013, VATI owned 438,401 shares of common stock of VirtualAgility. As of December 31, 2013, DSS Technology Management owned 60% of VATI. VATI did not record any income or loss during the year ended December 31, 2013.

On February 14, 2014, DSS Technology Management made an additional investment in VirtualAgility, consisting of a non-recourse note and equity totaling $250,000, and as a result, increased its ownership percentage in VATI to 68%.

In January and February 2014, the Company made investments of $100,000 and $400,000, respectively, for an aggregate of 594,530 shares of common stock in Express Mobile, Inc., a developer of custom mobile applications and websites. The investment will be recorded using the cost method.

NOTE 6 - INTANGIBLE ASSETS

Other intangible assets

During 2013 and 2012, the Company spent approximately $78,000 and $114,000 on patent application costs, and $2,500,000 and $0 on patent and patent rights acquisition costs, respectively. In addition, the Company acquired patents as a result of its acquisition of DSS Technology Management which were valued in conjunction with the Company’s purchase accounting at approximately $27,856,000 (see Note 9).  The patents and patent rights acquired have estimated economic useful lives of approximately 2.5 to 7.5 years.

The Company recorded goodwill of approximately $12.0 million in connection with its acquisition of DSS Technology Management in July 2013. The goodwill was recorded due to the establishment of a deferred tax liability which resulted from the increase in basis of the DSS Technology Management tangible and intangible assets, excluding goodwill, for book purposes but not for tax purposes. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on the Company’s deferred tax assets was partially released to offset part of the increase in deferred tax liability and resulted in an estimated deferred tax benefit of approximately $11.0 million, which was recorded in the statement of operations in 2013. The goodwill is not deductible for income tax purposes.

Refer to Note 9 to these consolidated financial statements for additions to patents and goodwill in connection with the Company’s acquisition of DSS Technology Management and the related application of the acquisition method of accounting.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of December 31, 2013, the Company received $500,000 from the investors under the agreement which is recorded as a liability in the consolidated balance sheet.

In September 2013, DSS Technology Management purchased 10 patents covering certain methods and processes in the semiconductor industry for $2,000,000.

Intangible assets are comprised of the following:

		December 31, 2013			December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	1,997,300	1,343,819	653,481	2,405,300	1,243,865	1,161,435
Acquired intangibles-patents and patent rights	Varied (1)	30,356,164	2,042,083	28,314,081	-	-	-
Patent application costs	Varied (2)	965,523	330,494	635,029	956,714	265,472	691,242
		$33,318,987	$3,716,396	$29,602,591	$3,362,014	$1,509,337	$1,852,677

(1) acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2013, the weighted average remaining useful life of these assets in service was approximately 6.3 years.

(2) patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2013, the weighted average remaining useful life of these assets in service was approximately 9.1 years.

Amortization expense for the year ended December 31, 2013 amounted to approximately $2,406,000 ($304,000 – 2012).

Approximate expected amortization for each of the five succeeding fiscal years is as follows:

2014	$4,585,000
2015	$4,499,000
2016	$4,297,000
2017	$4,278,000
2018	$4,134,000

The changes in the carrying amount of goodwill for the year ended December 31, 2013, are as follows:

	Packaging Segment	Plastics Segment	Technology Segment	Total

Balance as of January 1, 2013
Goodwill	1,768,400	684,949	869,450	$3,322,799
Accumulated impairment losses	-	-	-	-
	1,768,400	684,949	869,450	3,322,799

Goodwill acquired during the year	-	-	11,962,324	11,962,324
Impairment losses	-	-	(238,926)	(238,926)

Balance as of December 31, 2013
Goodwill	1,768,400	684,949	12,831,774	15,285,123
Accumulated impairment losses	-	-	(238,926)	(238,926)
	1,768,400	684,949	12,592,848	$15,046,197

During the year ended December 31, 2013, the Company determined that the intangible assets the Company recorded as a result of its acquisition of ExtraDev, Inc. in May 2011 were impaired as a result of a decline of customers for its historical IT hosting and custom programming and services businesses due to increased competition, including competition from Microsoft, and the digital group’s focus on new products such as the Company’s AuthentiGuard Suite, which has reduced resources directed to supporting its IT hosting and custom programming businesses. As a result of this decline, the Company performed a present value analysis of the expected future cash flows of the revenues and expenses associated with ExtraDev’s historical business and determined that the intangible assets that the Company had recorded as a result of the acquisition of ExtraDev were impaired. As a result, the Company wrote-off approximately $239,000 of goodwill, customer lists with a gross value of $258,000 and a net book value $198,000, and non-compete agreements with a gross value of $150,000 and a net book value of $80,000 associated with ExtraDev, Inc. in the third quarter of 2013.

NOTE 7 – SHORT TERM AND LONG TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation has a revolving credit line with RBS Citizens, N.A. (“Citizens Bank”) of up to $1,000,000 that bears interest at 1 Month LIBOR plus 3.75% (3.93% as of December 31, 2013) and matures on May 31, 2014. As of December 31, 2013, the revolving line had a balance of $158,087 ($194,680, net of sweep account of $349,976 as of December 31, 2012). The Company’s subsidiary, ExtraDev, Inc. has a $100,000 revolving line of credit with a bank that bears interest at 4.75% that is secured by personal guarantees of the former ExtraDev owners. As of December 31, 2013, the balance of the ExtraDev credit line was $0 ($43,560 –December 31, 2012).

Short–Term Debt - On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint, Inc. The Note is secured by all of the assets of Secuprint, Inc., including the equipment. The note matures on May 24, 2014, and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. On May 24, 2013, as additional consideration for the loan, the Company issued the lender a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000, which is being amortized over the term of the note. As of December 31, 2013, short-term debt had a carrying value of $824,857 with an outstanding balance of $850,000 net of unamortized discount of $25,143.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. The note is secured by all of the assets (excluding assets leased) of Secuprint Inc., a subsidiary of the Company, is subject to various events of default. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt, therefore the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments” and recognized a loss on extinguishment of $26,252. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value will be amortized over the remaining life of the note. The carrying amount of the note on December 31, 2013 was approximately $633,000 ($575,000 – December 31, 2012).

Term Loan Debt - On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, Premier Packaging entered into a term loan with Citizens Bank for $1,500,000.    As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.92% at December 31, 2013).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of December 31, 2013, the balance of the term loan was $350,000 ($650,000 - December 31, 2012).

On October 8, 2010, Premier Packaging amended its credit facility Agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank will provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the standby term loan note was converted into a term note payable in monthly installments of $887 plus interest at LIBOR plus 3% (3.17% at December 31, 2013) over 5 years. As of December 31, 2013, the balance under this term note was $30,171 ($40,819 - December 31, 2012).

On July 19, 2013, Premier Packaging, entered into a Master Loan and Security Agreement (the “Master Agreement”) with People’s Capital and Leasing Corp. (“Peoples Capital”) pursuant to which Premier Packaging purchased a 2006 Heidelberg Model XL105-6LX CP2000 printing press for use in its Victor, New York facility. Pursuant to the Master Agreement, People’s Capital provided Premier Packaging with a loan in the principal amount of $1,303,900, repayable over a 60-month period in monthly payments will commence when the equipment is placed in service. The repayment of the loan is secured by a security interest in (i) the equipment; and (ii) all proceeds obtained from the sale of the equipment. The note bears interest at 4.84% and is payable in equal monthly installments of $24,511 commencing January 6, 2014 through December 6, 2018. As of December 31, 2013, the note had a balance of $1,303,900.

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The promissory note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 month LIBOR plus 3.15% (3.32% at December 31, 2013). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of December 31, 2013, the Promissory Note had a balance of $1,132,998 ($1,170,831 - December 31, 2012).

On December 6, 2013, Premier Packaging entered in to a Construction to Permanent Loan with Citizens Bank for up to $450,000 that will convert into a Promissory Note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. The Promissory Note will be payable in monthly installments over a 15 year period at an interest to be determined at the date of conversion by the choice of the borrower on either a fixed rate of 3.89% or variable rate based on the then applicable LIBOR rate. As of December 31, 2013, Premier Packaging had borrowed $250,464 of the available $450,000 and expects the construction to be completed in the first half of 2014.

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging Corporation is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In March 2014, Premier Packaging was notified that it was not in compliance with the required fixed charge coverage ratio as of December 31, 2013. In March 2014, the Company received a waiver as of December 31, 2013 from Citizens Bank, relating to the above-mentioned financial covenant. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by DSS and its other wholly-owned subsidiaries, P3 and Secuprint.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, premiums or discounts subsequent to December 31, 2013 are as follows:

2014	1,434,281
2015	952,181
2016	310,587
2017	316,820
2018	332,690
Thereafter	1,146,145
4,492,704

NOTE 8 - STOCKHOLDERS’ EQUITY

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

Stock Warrants - From time to time, the Company issues warrants in conjunction with the sale of its common stock in private placements, and to certain consultants for services. On February 20, 2012, the Company and ipCapital Group, Inc. (“ipCapital”) entered into an engagement letter (the “ipCapital Engagement Letter”) for the provision of certain IP strategic consulting services by ipCapital for the 2012 calendar year (the “Services”). At the time, the managing director and 42% owner of ipCapital, John Cronin, was also a director of the Company. Fees for services were approximately $320,000 in 2012. In addition the Company issued ipCapital a five-year warrant (the “Warrant”) to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.62 per share (the “Warrant Stock”). The Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Issuance Date. The warrant is valued using the Black-Scholes-Merton option pricing model at each reporting period through the earlier of the completion of services or the expiration of the service term. The warrant was valued at approximately $58,000 as of December 31, 2013. In addition, on February 20, 2012, the Company entered into a second consulting arrangement with ipCapital (the “ipCapital Consulting Agreement”) for which ipCapital will provide strategic advice to the Company’s senior management team on the development of the Company’s Digital Group infrastructure and cloud computing business strategy. The ipCapital Consulting Agreement has a three year term. As ipCapital’s sole source of compensation under the ipCapital Consulting Agreement, the Company issued ipCapital a five-year warrant (the “Consulting Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share (the “Consulting Warrant Stock”). The Consulting Warrant vests and becomes exercisable to the extent of 33 1/3 percent of the Consulting Warrant Stock upon each of the first, second and third anniversary dates, respectively, of the Consulting Warrant Issuance Date. The warrant is valued using the Black Scholes-Merton option pricing model at each reporting period through the requisite service period, in this case the vesting period. The warrant was valued at approximately $113,000 as of December 31, 2013.

Also, on February 20, 2012, the Company entered into consulting arrangement with Century Media Group for the provision of investor relations services. As compensation Century Media Group will receive a fee of $10,000 per month for the one year term, plus the Company issued Century Media Group a 14-month warrant (the “Century Media Warrant”) to purchase up to 250,000 shares of the Company’s common stock at exercise prices of $4.50, $4.75, $5.00, $5.25 and $6.00 for each 50,000 shares subject to the Century Media Warrant. The Century Media Warrant vested in full on the date of issuance. The Company calculated the fair value of the warrant at approximately $248,000, using the Black-Scholes-Merton option pricing model. Expense for consulting services was being recorded over the 12-month service term. On January 21, 2013 the Company cancelled the February 2012 warrant and issued Century Media Group a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant immediately vested and carries a term of two years. The February 2012 Warrant was issued as partial consideration for a one-year investor relations consulting agreement previously entered into between the Company and Century Media on February 20, 2012 (the “Century Media Consulting Agreement”). On January 21, 2013, the February 2012 Warrant was cancelled and the Company issued Century Media Group Inc. (“Century Media”) a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share (“Warrant”). The Warrant vested on the date of grant (“Grant Date”), and carries a term of two years commencing from the Grant Date. As a result of the new Warrant, approximately $33,000 of stock based compensation expense was recorded during the year ended December 31, 2013. The Century Media Consulting agreement automatically expired on its stated termination date of February 20, 2013.

On July 1, 2013 in conjunction with its Merger with DSS Technology Management, the Company issued warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 to DSS Technology Management’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”).

During 2013, a total of 3,472,170 shares of common stock were issued by the Company upon the exercise of warrants in exchange for aggregate proceeds of approximately $148,000. During 2012, a total of 215,734 shares of common stock were issued by the Company upon the exercise of warrants in exchange for aggregate proceeds of approximately $609,000.

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2013 and 2012 and activity during the years then ended:

58

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	2,255,692	$4.34	1,533,892	$5.19
Granted during the year	8,342,064	2.82	1,091,934	4.00
Exercised	(3,472,170)	0.04	(215,734)	2.82
Lapsed/terminated	(250,000)	5.10	(154,400)	12.53

Outstanding at December 31	6,875,586	$4.64	2,255,692	$4.34

Exercisable at December 31	6,742,253	$4.64	2,055,692	$4.32

Weighted average months remaining		49.8		46.5

Stock Options - On June 20, 2013 the Company’s shareholders adopted The 2013 Employee, Director and Consultant Equity Incentive Plan ( the “2013 Plan”), which replaced both the Company’s Amended and Restated 2004 Employee Stock Option Plan and Amended and Restated 2004 Non-Executive Director Stock Option Plan. The 2013 Plan provides for the issuance of up to a total of 6,000,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).

During 2013, the Company issued options to purchase up to an aggregate of 178,750 shares of its common stock to its non-executive board members at exercise prices between $1.40 and $2.51 per share. The fair value of these options amounted to approximately $123,000 determined by utilizing the Black-Scholes-Merton option pricing model.

On January 10, 2013, the Company modified 80,000 fully vested options held by former non-executive board members that were set to expire on January 14, 2013 by extending the expiration dates to between January 2, 2014 and January 14, 2014. These options had been granted between 2009 and 2012. The incremental compensation costs associated with this modification of approximately $34,000 was recognized during the year ended December 31, 2013 and is included in selling, general and administrative expenses.

On July 1, 2013 in conjunction with its Merger with DSS Technology Management, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock (See Note 9).

On July 30, 2012, the Company issued as compensation to a consultant a five-year option to purchase 45,000 shares of the Company’s common stock at an exercise price of $4.00. One-third of the option vested on July 30, 2012, one-third of the option will vest on July 30, 2013, and the remaining one-third will vest on July 30, 2014. The warrant was valued at approximately $92,000 using the Black Scholes Merton option pricing model with a volatility of 60.6%, a risk free rate of return of 0.62% and zero dividend and forfeiture estimates. The Company valued the option at approximately $92,000 using the Black-Scholes-Merton option pricing model and will expense it in accordance with the service period. The initial one-third of the options vested were valued at approximately $31,000, the second third of the options vested were valued at approximately $8,000 and the remaining third of the options were valued as of December 31, 2013 at approximately $9,000.

 Stock-Based Compensation – The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During 2013, the Company had stock compensation expense of approximately $1,895,000 or $0.06 basic earnings per share ($847,000; $0.04 basic earnings per share - 2012). This amount includes approximately $774,000 of stock based compensation expense for fair value of 386,678 shares issued to Palladium upon the closing of the Merger on July 1, 2013 and the expense associated with 400,000 shares issued to Palladium upon the closing of the Merger on July 1, 2013 that are being held in escrow. As of December 31, 2013, there was approximately $1,998,000 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of approximately three years. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

The following is a summary with respect to options outstanding at December 31, 2013 and 2012 and activity during the years then ended:

	2004 Employee Plan			Non-Executive Director Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at December 31, 2011:	1,168,648	4.18		177,000	$4.79
Granted	885,000	3.46		155,000	2.98
Exercised	-	-		-	-
Lapsed/terminated	(328,500)	4.44		(20,000)	11.10
Outstanding at December 31, 2012:	1,725,148	3.80		312,000	3.49
Granted	-	-		28,750	2.75
Exercised	-	-		(20,000)	1.86
Lapsed/terminated	(85,000)	4.99		(37,000)	6.31
Transferred	(1,640,148)	3.73		(283,750)	3.14
Outstanding at December 31, 2013:	-	-	-	-	-	-

	2013 Employee, Director and Consultant Equity Incenive Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)
Outstanding at December 31, 2012:
Transferred	1,923,898	3.65
Granted	2,150,000	2.89
Exercised	-	-
Lapsed/terminated	-	-
Outstanding at December 31, 2013:	4,073,898	3.25	5.7
Exercisable at December 31, 2013	1,718,024	3.25	4.3
Expected to vest at December 31, 2103	1,905,874	2.95	7.79

Aggregate intrinsic value of outstanding options at December 31, 2013	$104,700
Aggregate intrinsic value of exercisable options at December 31, 2013	$37,365
Aggregate intrinsic value of options expected to vest at December 31, 2013	$67,335

Included in these amounts are earn-out options issued to the previous owners of ExtraDev with a contractual term of 5 years, to purchase an aggregate of 450,000 shares of common stock at an exercise price of $4.50 per share that will be vested if the Company’s Digital division achieves certain annual revenue targets by the end of fiscal year 2016. The fair value of the earn-out options amounted to $594,000. If the annual revenue targets are met or are deemed probable to occur, then the Company will record stock based compensation expense. As of December 31, 2013 vesting is considered remote. All options granted to the owners of ExtraDev were classified as compensation for post combination services since the vesting of each grant is based on length of employment, with all unvested options forfeiting upon termination of employment, therefore, the fair value of these equity instruments was not considered a component of the purchase price of the ExtraDev acquisition.

The weighted-average grant date fair value of options granted during the year ended December 31, 2013 was $0.82 ($1.32 -2012). The aggregate grant date fair value of options that vested during the year was approximately $1,009,000 ($368,000 -2012). There were 20,000 options exercised on a cashless basis during 2013. There were no options exercised during 2012. The intrinsic value of options exercised during 2013 was approximately$20,000.

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton Option Pricing Model. The Company estimated the expected volatility of the Company’s common stock at the grant date using the historical volatility of the Company’s common stock over the most recent period equal to the expected stock option term. The expected volatility utilized ranged between 59.61% and 61.04% during 2013. The risk-free interest rate assumptions were determined using the equivalent U.S. Treasury bonds yield and ranged between 0.76% and 1.65% in 2013. The Company estimates pre-vesting option forfeitures at the time of grant. The Company has had minimal pre-vesting forfeitures in the past. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table shows our weighted average assumptions used to compute the share-based compensation expense for stock options and warrants granted during the years ended December 31, 2013 and 2012:

	2013	2012

Volatility	60.9%	61.2%
Expected option term	5.7 years	3.0 years
Risk-free interest rate	1.6%	0.6%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Restricted Stock Issued to Employees – Restricted common stock may be issued under the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan for services to be rendered and may not be sold, transferred or pledged for such period as determined by our Compensation and Management Resources Committee. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. The Company has no obligation to repurchase any restricted stock. During 2012, 25,000 restricted shares issued to an employee expired unvested. In addition, during 2012, the Company granted two restricted stock awards to an employee. The first award granted the employee 30,000 shares of common stock that vest ratably over four years and had a grant date fair value of $101,400. Expense related to the first grant was being recorded on a straight-line basis as shares were to vest. The second award granted the employee 100,000 shares of common stock that would vest in four tranches upon reaching net sales goals. The grant date fair value of the second award amounted to $338,000. In October 2012 the employee resigned and the restricted shares were forfeited unvested. The Company reversed expense recorded for the unvested restricted shares in the fourth quarter of 2012. There were no restricted stock grants made by the Company in 2013.

The following is a summary of activity of restricted stock during the years ended at December 31, 2013 and 2012:

	Shares	Weighted- average Grant Date Fair Value
Restricted shares outstanding, December 31, 2011	107,352	$5.46
Restricted shares granted	130,000	3.38
Restricted shares vested	(20,588)	3.33
Restricted shares forfeited	(155,000)	4.85
Restricted shares outstanding, December 31, 2012	61,764	$3.33
Restricted shares granted	-	-
Restricted shares vested	(20,588)	3.33
Restricted shares forfeited	-	-
Restricted shares outstanding, December 31, 2013	41,176	$3.33

On March 5, 2014, the Company issued an aggregate of 1,168,000 options to purchase the Company’s common stock at $2.00 per share with a term of 5 years to its employees covered under the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan. The options will vest pro-ratably as follows: 1/3 on the grant date, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date as long as the employee is employed on such dates. On March 13, 2014 the Company issued an aggregate of 84,025 shares of common stock to three of its directors to pay approximately $133,000 of accrued director’s fees.

NOTE 9  – BUSINESS COMBINATIONS

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc, pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”). Effective on July 1, 2013, as a result of the Merger, Lexington Technology Group, Inc (“Lexington”), which changed its name to DSS Technology Management, Inc. on August 2, 2013, became a wholly-owned subsidiary of the Company. The Company believes the merger with Lexington was an opportunity to significantly increase its intellectual property assets and expand its intellectual property development, acquisition and monetization business. In connection with the Merger, the Company issued on the Closing Date, its securities in exchange for the capital stock owned by Lexington stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”), which includes 240,559 shares of the Company’s common stock owned by DSS Technology Management prior to the merger that were exchanged for shares issuable to Lexington stockholders pursuant to the merger (the “Exchange Shares”); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013. Pursuant to the escrow agreement, the shares of the Company’s Common Stock deposited in the escrow account will be released to the holders if and when the closing price per share of the Company’s Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of the Company’s Common Stock held in escrow shall be cancelled and returned to the treasury of the Company. The holders of the escrow shares will have voting rights with respect to the shares until such shares are released or retired after one year (the “Escrow Agreement”); (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to Lexington’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger (the “Beneficial Ownership Condition”). In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. In addition, the Company issued an aggregate of 786,678 shares of Common Stock to Palladium as compensation for their services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium, 400,000 are currently being held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement. Lexington changed its name to DSS Technology Management, Inc. on August 2, 2013, The Company spent approximately $1,445,000 in legal, accounting, consulting and filing fees related to the Merger.

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

Based on the aforementioned, and after taking in consideration all relevant facts and circumstances, management came to the conclusion that the Company, as the legal acquirer was also the accounting acquirer in the transaction. The conclusion was based on the determination that although, the former stockholders of DSS Technology Management had 51% of the voting interest in the combined company as of the closing date of the merger, the former stockholders of DSS Technology Management did not have clear indications of control when analyzed in the context of the other factors listed by FASB Topic ASC 805, such as the existence of a large minority voting interest, the composition of the governing body of the combined entity, the composition of senior management in the combined entity and the relative size of the combining entities. In addition, the ownership of the combined company by the former stockholders of DSS Technology Management could reduce to approximately 42% of the outstanding common stock of the combined company if, after one year, the shares held in escrow are cancelled because the conditions of the Escrow Agreement were not met. At the time of the Merger, management determined the likelihood of meeting the conditions in the Escrow Agreement to be remote. As a result, the merger will be accounted for as a business combination in accordance with the Business Combination Topic of the FASB ASC 805.

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

($ -in thousands)

Current assets, net of current liabilities	$6,252
Deposits and non-current assets	9
Investments at fair value	10,750
Other intangible assets- patent and patent rights	27,856
Goodwill	11,962
56,829
Deferred tax liability, net	11,962
44,867
Non-controlling interest in subsidiary	(4,300)
Total estimated purchase price	$40,567

Consideration issued:
Fair value of 16,317,828 shares of DSS common stock issued to DSS Technology Management shareholders	$30,514
Fair value of 7,100,000 shares of DSS common stock issued to DSS Technology Management shareholders to be held in escrow for up to one year	901
Fair value of options to purchase 2,000,000 shares DSS common stock for $3.00 per share exchanged for options to purchase DSS Technology Management's common stock that were granted to DSS Technology Management's employees which relate to pre-combination services	141
Fair value of warrants to purchase up to 4,859,894 shares of DSS common stock for $4.80 per share issued to DSS Technology Management shareholders	2,661
Fair value of warrants to purchase 3,432,170 shares of DSS common stock for $0.02 per share issued to certain DSS Technology Management shareholders	6,350

Total estimated purchase price	$40,567

Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Acquisition Date. Management considered a number of factors, including reference to an analysis under FASB ASC 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. A relief from royalty methodology was used to value the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows.

In March 2013, DSS Technology Management, made its first of a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. Each non-recourse note, when purchased, is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds derived from VirtualAgility’s patent portfolio, if any. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investments, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor and became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investments in Virtual Agility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its purchase accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as July 1, 2013. A relief from royalty methodology was used to value the potential proceeds to be derived from the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the VirtualAgility patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows. The measurement of the VirtualAgility investment constitutes a Level 3 input.

Set forth below is the unaudited pro-forma revenue, operating loss, net loss and loss per share of the Company as if DSS Technology Management had been acquired by the Company as of January 1, 2012.

	Year Ended December 31
(unaudited)
	2013	2012

Revenue	$18,046,000	$17,115,000
Operating loss	(11,527,000)	(3,179,000)
Net loss	(12,489,000)	(3,725,000)
Earnings per share:
Basic	$(0.24)	$(0.09)
Diluted	$(0.24)	$(0.09)

 The pro-forma amounts for the year ended December 31, 2013 and 2012 were adjusted to exclude merger related costs of $1,400,000 and $768,000, respectively, and exclude a non-recurring income tax benefit of $10,962,000 related to the merger. Since the acquisition, DSS Technology Management had revenue of approximately $566,000 and a loss of approximately $2,747,000.

NOTE 10 - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

65

	2013	2012
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(2,217,527)	(1,351,316)
State	(528,872)	(322,185)
Total deferred	(2,746,399)	(1,673,501)
Less: (decrease) increase in allowance	(8,202,476)	1,692,449
Net deferred	(10,948,875)	18,948
Total income tax provision (benefit)	$(10,948,875)	$18,948

Individual components of deferred taxes are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$15,960,340	$14,079,414
Equity issued for services	721,934	603,785
Goodwill and other intangibles	218,896	0
Other	338,087	422,998
Gross deferred tax assets	17,239,257	15,106,197

Deferred tax liabilities:
Goodwill and other intangibles	$9,827,201	$234,822
Depreciation and amortization	286,520	922,706
Investment in pass-through entity	2,414,716	-
Gross deferred tax liabilities	$12,528,437	$1,157,528

Less valuation allowance	(5,851,944)	(14,076,344)

Net deferred tax liabilities	$(1,141,124)	$(127,675)

The Company recognized a $10,962,000 deferred tax benefit in 2013 as a result of the acquisition of DSS Technology Management, Inc. on July 1, 2013. Due to the acquisition, a temporary difference between the book fair value and the tax basis of the other intangible assets acquired created an approximately $11,962,000 deferred tax liability and additional goodwill. With the increase in the deferred tax liability, the Company reduced the deferred tax asset valuation allowance  by the amount of net operating loss that could offset the amortization of the deferred tax liability associated with the value of the patents acquired and recognized a deferred tax benefit of approximately $10,962,000.

The Company has approximately $42,516,000 in net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2022 through 2033. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance accordingly.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits available in net operating loss carryforwards but not reflected in deferred tax assets was approximately $1,019,000. These carryforwards expire at various dates from 2022 through 2030.  The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. In addition, a portion of the valuation allowance amounting to approximately $407,000 will be recorded as a reduction to additional paid in capital in the event that it is determined that a valuation allowance is no longer considered necessary.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

66

	2013	2012

Statutory United States federal rate	34.0%	34.0%
State income taxes net of federal benefit	4.2	5.0
Permanent differences	(4.5)	(0.8)
Other	(0.8)	1.0
Change in valuation reserves	98.1	(39.6)

Effective tax rate	131.0%	(0.4)%

At December 31, 2013 and 2012, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013 and 2012 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2010-2013 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 11 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains qualified Employee savings plans (the “401(k) Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code which covers all employees. Employees generally become eligible to participate in the Plan immediately following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing July 1, 2011, the Company matched up to 1% of the employee’s earnings. On December 17, 2013, the Company increased its matching percentage to 50% of the employee’s contribution up to a maximum match of 3% of the employee’s contribution. The total matching contributions for 2013 were approximately $41,000 ($35,000 -2012).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Facilities – The Company’s corporate offices and Digital division together occupy approximately 11,000 square feet of commercial office space at 28 East Main Street, Rochester, New York 14614 under a lease that expires in September 30, 2015, at a rental rate of approximately $13,000, $14,000 and $11,000 per month in 2013, 2014 and 2015, respectively. The Company’s digital division also leases space at a data center in Rochester, New York for $5,567 per month that expires in July, 2014. In addition, as a result of it merger, the Company leases office space in New York, New York under a lease that expires in December 2014 for $3,000 per month. From May 2007 to December 2013, our Plastics division leased approximately 25,000 square feet of commercial production and warehouse space for an average of $23,000 per month in Brisbane, California under a lease that was set to expire in July 2014. Commencing January 1, 2014, the Plastics division amended its lease agreement to reduce the lease space to approximately 15,000 square feet for approximately $13,000 per month and extend the term to December 31, 2018. From December 2008 to December 2013, our Printing division leased approximately 20,000 square foot of commercial production and warehouse space in Rochester, New York, for $7,100 per month, under a lease that expired in January 2014. Commencing in January 2014, the Company moved its printing operations to a 40,000 square foot packaging plant in Victor, New York, a suburb of Rochester, New York, which the Company owns. The Company’s DSS Technology Management division leases executive office space in Tysons Corner, Virginia under a 12 month lease that expires in July 2014 for approximately $3,780 per month, and also leases a sales and research and development facility in Tyler, Texas under a 12 month lease that expires in December 2014 for approximately $1,190 per month. The Company’s subsidiary Bascom Research LLC leases shared office space in Mclean Virginia on a month to month basis at $1,370 per month.

Equipment Leases – From time to time, the Company leases certain production and office equipment, digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. The leases expire at various dates February 2017. As of December 31, 2013, the Company did not have any capital leases.

The following table summarizes the Company’s lease commitments.

	Operating Leases
	Equipment	Facilities	Total

Payments made in 2013	$130,686	$633,072	$763,758
Future minimum lease commitments:
2014	30,540	457,851	488,391
2015	16,907	292,450	309,357
2016	5,241	164,183	169,424
2017	874	169,109	169,983
2018	-	174,182	174,182
Total future minimum lease commitments	$53,562	$1,257,775	$1,311,337

Employment Agreements - The Company has employment agreements with nine members of its management team with terms ranging from one to 5 years through November 2015. The agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2013, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $1,382,000.

Related Party Consulting Payments - During 2013 and 2012, the Company paid consulting fees of approximately $188,000 and $54,000, respectively, to Patrick White, its former CEO, under a consulting agreement and expects to pay an aggregate amount of approximately $175,000 in future monthly payments through the expiration of the agreement in March 2015.

Contingent Litigation Payments –  The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of December 31, 2013, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Legal Proceedings — From August 2005 until May 2013, the Company was involved in lawsuits in various foreign jurisdictions against the European Central Bank (“ECB”) alleging patent infringement by the ECB and claimed unspecified damages (the “ECB Litigation”). The Company brought the suit in the European Court of First Instance in Luxembourg.   The Company alleged that all Euro banknotes in circulation infringed the Company’s European Patent 0 455 750B1 (the “Patent”) which covered a method of incorporating an anti-counterfeiting feature into banknotes or similar security documents to protect against forgeries by digital scanning and copying devices.  The ECB then filed claims against the Company in eight European countries seeking to invalidate the patents. During the course of the ECB Litigation, the losing party, in certain jurisdictions, was responsible for the prevailing party’s legal fees and disbursements. As of December 31, 2013, pursuant to foreign judgments for costs and fees, the Company has recorded as accrued liabilities approximately €175,000 ($241,000) for such fees. In addition, the ECB formally requested the Company to pay attorneys and court fees for the Court of First Instance case in Luxembourg which amounts to €93,752 ($127,000) as of December 31, 2013, which, unless the amount is settled, will be subject to an assessment procedure that has not been initiated. The Company will accrue the assessed amount, if any, as soon as it is reasonably estimable.

On August 20, 2008, the Company entered into an agreement (the “Trebuchet Agreement”) with Trebuchet Capital Partners, LLC (“Trebuchet”) under which Trebuchet agreed to pay substantially all of the litigation costs associated with validity proceedings in eight European countries relating to the ECB Litigation, and the Company provided Trebuchet with the sole and exclusive right to manage infringement litigation relating to the Patent in Europe, including the right to initiate litigation in the name of the Company, Trebuchet or both, and to choose whom and where to sue, subject to certain limitations set forth in the Trebuchet Agreement. On February 18, 2010, Trebuchet, on behalf of the Company, filed an infringement suit in The Netherlands against the ECB and two security printing entities with manufacturing operations in The Netherlands. The Netherlands Court determined in December 2010 that the patent was invalid in The Netherlands, and the infringement case was terminated by Trebuchet. Trebuchet was responsible for cost and fee reimbursements associated with the case which Trebuchet paid in February 2012. On July 7, 2011, Trebuchet and the Company entered into a series of related agreements and general releases wherein Trebuchet effectively ended its ongoing participation in the ECB Litigation.

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

The Company estimates that its legal fees and expenses to pursue the Bascom case to trial will be approximately $2,000,000. This estimate depends on several variables, including the cost of retaining experts, actions taken by defendants in the litigation, and any potential proceedings with the USPTO.  Expenses thereafter are dependent on the outcome of the litigation; in the event the case is appealed, legal fees and expenses through appeal over the course of the subsequent twelve months could range from $250,000 to over $750,000.   The Company expects it will receive between 45% to 60% of the total consideration (including cash payments, equity, assets, or any other form of consideration) received from any license, settlement, judgment or other award relating to the Bascom Research patents, depending on the total amount of consideration earned and the stage of the case in which consideration is earned.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc., in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The Apple Litigation relates to certain patents owned by DSS Technology Management in the Bluetooth technology space. Counsel retained by DSS Technology Management in connection with the Apple Litigation has agreed to handle the litigation on a contingent fee basis. The fee agreement with counsel calls for counsel to receive 25% of any licensing proceeds, and 33% - 38% of any litigation proceeds recovered, depending on size of recovery. DSS Technology Management is responsible to pay for up to $1,000,000 of expenses incurred in connection with the Apple Litigation. Expenses incurred over $1,000,000 will be advanced by counsel, and recoverable from proceeds obtained from the Apple Litigation.

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2013	2012

Cash paid for interest	$246,000	$230,000

Non-cash investing and financing activities:
Conversion of debt and accrued interest to equity	$-	$580,000
Warrant issued for prepaid consulting services	$-	$279,000
Beneficial conversion features of convertible debt	$-	$216,000
Equity issued for acquisition	$40,567,000	$-
Gain (loss) from change in fair value of interest rate swap derivative	$100,000	$(17,000)
Warrants issued with debt	$69,000	$-
Accounts payable converted to debt	$153,000	$-
Financing of equipment purchase and building improvements	$2,404,000	$-
Intrinsic value of beneficial conversion feature at reaquisition	$75,000	$-

NOTE 14 - SEGMENT INFORMATION

The Company's businesses are organized, managed and internally reported as five operating segments.  Three of these operating segments, Premier Packaging Corporation, dba DSS Packaging Group, Plastic Printing Professionals, Inc., dba DSS Plastics Group, and Secuprint Inc., dba DSS Printing Group are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering.     The two other operating segments, ExtraDev, Inc., dba DSS Digital Group, and DSS Technology Management, Inc., (f/k/a Lexington Technology Group, Inc.) are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology. DSS Technology Management acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. DSS Digital Group researches and develops intellectual property, products and services for purposes of creating commercial sales of products that are based on internally developed intellectual property and intellectual property assets and rights acquired by DSS Technology Management. DSS Digital Group also provides IT sales and services including remote server and application hosting, cloud computing, secure document systems, back-up and disaster recovery services and custom program development services. These two operating segments are combined into one reportable segment.

Approximate information concerning the Company’s operations by reportable segment for years ended December 31, 2013 and 2012 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2013	Packaging Segment	Printing Segment	Plastics Segment	Technology Segment	Corporate Segment	Total
Revenues from external customers	$8,969,000	$3,273,000	$3,639,000	$1,571,000	$-	$17,452,000
Revenues from other operating segments	154,000	543,000	-	-	-	697,000
Interest expense	120,000	45,000	-	5,000	76,000	246,000
Stock based compensation	-	-	-	-	1,895,000	1,895,000
Depreciation and amortization	409,000	161,000	170,000	2,225,000	1,000	2,966,000
Income tax (benefit)	-	-	-	-	(10,949,000)	(10,949,000)
Net income (loss)	443,000	233,000	89,000	(3,968,000)	5,797,000	2,594,000
Capital Expenditures	1,889,000	-	15,000	2,864,000	12,000	4,780,000
Identifiable assets	8,681,000	489,000	2,125,000	55,193,000	854,000	67,342,000

Year Ended December 31, 2012	Packaging Segment	Printing Segment	Plastics Segment	Technology Segment	Corporate Segment	Total
Revenues from external customers	$9,428,000	$3,640,000	$2,966,000	$1,081,000	$-	$17,115,000
Revenue from other operating segments	91,000	625,000	-	-	-	716,000
Interest expense	151,000	-	-	8,000	69,000	228,000
Stock based compensation	-	-	-	-	847,000	847,000
Depreciation and amortization	415,000	95,000	187,000	86,000	62,000	845,000
Income tax (benefit)	-	-	-	-	19,000	19,000
Net income (loss)	431,000	(207,000)	(60,000)	(354,000)	(4,091,000)	(4,281,000)
Capital Expenditures	28,000	-	68,000	129,000	20,000	245,000
Identifiable assets	7,189,000	2,146,000	1,951,000	1,036,000	1,928,000	14,250,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 2% of total revenue for 2013, (2%- 2012). Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers - During 2013, two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2013, these two customers accounted for 30% of the Company’s trade accounts receivable balance. During 2012, one customer accounted for 29% of the Company’s consolidated revenue. As of December 31, 2012, this customer accounted for 21% of the Company’s trade accounts receivable balance.

NOTE 15 – SUBSEQUENT EVENTS

On February 13, 2014, the Company’s subsidiary, DSS Technology Management, entered into an a series of agreements with certain investors pursuant to which the Company contracted to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of the Company’s intellectual property. On February 13, 2014, the Company received the first advance of $2,000,000 in exchange for a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000.

Upon the Company achieving the First Milestone as defined in the Agreement, the Company will issue and sell to the Investors a promissory note in the amount of $900,000 (the “First Milestone Note”) and fixed return equity interests in the amount of $100,000 (the “First Milestone Fixed Return Interests”), and in turn will receive $1,000,000 (collectively, the “First Milestone Advance”). Upon the Company achieving the Second Milestone as defined in the Agreement, the Company will issue and sell to the Investors a promissory note in the amount of $1,350,000 (the “Second Milestone Note”) and fixed return equity interests in the amount of $150,000 (the “Second Milestone Fixed Return Interests”), and in turn will receive $1,500,000 (collectively, the “Second Milestone Advance”).

The Initial Advance Note, the First Milestone Note, and the Second Milestone Note (collectively, the “Notes”) shall bear interest at a rate per annum equal to the Applicable Federal Rate on the unpaid principal amount thereof. The Notes will also be subject to a Make Whole Amount calculation (as defined in the Agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. At the Company’s option, it may pay accrued interest when due on the Notes, or elect to capitalize the accrued interest, adding it to the principal thereof. The maturity date of all the Notes shall be the date four years after issuance of the Initial Advance Notes.

The Company will apply any proceeds it receives in connection with the monetization of certain Patents (as defined in the Agreement) to the payment of the Notes, the Fixed Return Interests, and the Contingent Interests, in the following order (the “Payment Waterfall”): (i) 100% of the first $5,000,000 of Gross Receipts (as defined in the Agreement) shall be paid to the purchasers of the Notes, until they have received payment in full thereunder (including any Make Whole Amount), then to the Fixed Return Interest purchasers until they have received their Fixed Return (as defined in the Agreement), and then to the Contingent Interest purchasers until they have received their 2(x) Return (as defined in the Agreement); then (ii) 100% of the next $3,300,000 of Gross Receipts may be retained by the Company or paid to the Company’s counsel; then (iii) the Applicable Percentage (as defined in the Agreement) of any Gross Receipts following the application of the first $8,300,000 shall be paid to the Notes purchasers until they have received payment in full thereunder, then to the Fixed Return Interests purchasers until they have received their Fixed Return, and then to the Contingent Interests purchasers until they have received their 2(x) Return; then (iv) after full payment of the Notes and Fixed Interests have been made, the Company shall pay the Contingent Interest purchasers 12% of the Gross Receipts and the Company shall be entitled to 88% of the Gross Receipts.

Pursuant to the Agreement, the Company granted, to the Collateral Agent for the benefit of the investors, a non-exclusive, royalty-free, license (including the right to grant sublicenses subject to certain restrictions as further described in the Agreement and Patent License) with respect to the Patents (as defined in the Agreement), which shall be governed by the Patent License. The Agreement contains certain Events of Default which include: (i) the Company failing to make payments pursuant to the Agreement when due; (ii) on or before the second anniversary of the Effective Date, Investors fail to have received payments from the Company equal to the aggregate amount of Advances made (1x Return); (iii) on or before the fourth anniversary of the Effective Date, Investors fail to have received payments from the Company equal to two times the aggregate amount of Advances made (2x Return); (iv) the Company violates a material covenant or covenants contained in the Agreement, and thereafter fails to cure such breach for a period of 30 days following the earlier of the Company learning of such failure or its receipt of notice of such failure; (v) the Company makes a representation or warranty that is materially false when made; (vi) any default or event of default with respect to any indebtedness in excess of $500,000 of Company shall occur and be continuing; (vii) a Change of Control of Company occurs (as defined in the Agreement); (viii) any material provision of the Agreement, or any related ancillary agreements, ceases to be valid and binding on or enforceable against the Company in accordance with its terms; (ix) any judgment against the Company which exceeds $500,000, or that grants injunctive relief resulting in a Material Adverse Effect (as defined in the Agreement), that remains unsatisfied for a period of 30 days from entry thereof; (x) the Company files a voluntary petition for bankruptcy, or has an involuntary bankruptcy proceeding filed against it that is not responded to or dismissed within 60 days, or seeks other debtor relief under applicable law other than bankruptcy law, or is declared bankrupt, or makes an assignment for the benefit of its creditors, or consents to the appointment of a receiver or other custodian for all or a substantial portion of its property.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2013:

The Company has inadequate segregation of duties consistent with control objectives.

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2014 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s Proxy Statement for its 2014 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Company’s Proxy Statement for its 2014 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s Proxy Statement for its 2014 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its 2014 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated by reference herein.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger by and among the Company, DSSIP, INC., Lexington Technology Group, Inc. and Hudson Bay Master Fund Ltd. (incorporated by reference to exhibit 2.1 to Form 8-K dated October 4, 2012).
2.2	Amendment, Waiver and Consent, dated as of November 20, 2012, among Document Security Systems, Inc., DSSIP, Inc., Lexington Technology Group, Inc. and Hudson Bay Master Fund Ltd., amending that certain Agreement and Plan of Merger dated October 1, 2012 (incorporated by reference to exhibit 2.1 to Form 8-K dated November 26, 2012).
2.3	Amendment No. 2, dated as of March 15, 2013, among Document Security Systems, Inc., DSSIP, Inc., Lexington Technology Group, Inc. and Hudson Bay Master Fund Ltd., amending that certain Agreement and Plan of Merger dated October 1, 2012 (incorporated by reference to exhibit 2.1 to Form 8-K dated March 15, 2013).

2.4	Amendment No. 3, dated as of April 30, 2013, among Document Security Systems, Inc., DSSIP, Inc., Lexington Technology Group, Inc. and Hudson Bay Master Fund Ltd., amending that certain Agreement and Plan of Merger dated October 1, 2012 (incorporated by reference to exhibit 2.1 to Form 8-K dated April 30, 2013).
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 10-K dated March 31, 2011).
3.2	Third Amended and Restated Bylaws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated July 1, 2013).
10.1	Convertible Promissory Note between Document Security Systems, Inc. and Mayer Laufer, dated December 30, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated January 4, 2012).
10.2	Form of Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated February 13, 2012).
10.3	Placement Agent Warrant dated February 13, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 13, 2012).
10.4	Form of Subscription Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated February 13, 2012).
10.5	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 13, 2012).
10.6	Placement Agent Agreement between Document Security Systems, Inc. and Palladium Capital Advisors, LLC dated February 13, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated February 13, 2012).
10.7	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 21, 2012).
10.8	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 21, 2012).
10.9	Warrant issued to Century Media Group, dated February 20, 2012 (incorporated by reference to exhibit 4.3 to Form 8-K dated February 21, 2012).
10.10	Engagement Letter between Document Security Systems, Inc. and ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated February 21, 2012).
10.11	Consulting Agreement between Document Security Systems, Inc. and ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 10.2 to Form 8-K dated February 21, 2012).
10.12	Consulting Agreement between Document Security Systems, Inc. and Century Media Group, dated February 20, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated February 21, 2012).
10.13	Purchase, Amendment and Escrow Agreement between Barry Honig, Neil Neuman, Document Security Systems, Inc. and Grushko & Mittman, P.C., dated February 29, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 2, 2012).
10.14	Document Security Systems, Inc. 2004 Employee Stock Option Plan, Second Amendment and Restatement as of April 16, 2012 (incorporated by reference to Appendix A to the definitive proxy statement filed on April 18, 2012).
10.15	Document Security Systems, Inc. 2004 Non-Executive Director Stock Option Plan, Second Amendment and Restatement as of April 16, 2012 (incorporated by reference to Appendix B to the definitive proxy statement filed on April 18, 2012).
10.16	Form of Voting and Support Agreement, dated as of October 1, 2012, by and among Lexington Technology Group, Inc. and certain stockholders of Document Security Systems, Inc. (incorporated by reference to exhibit 10.1 to Form 8-K dated October 4, 2012).
10.17	Form of Voting and Support Agreement, dated as of October 1, 2012, by and among Document Security Systems, Inc., DSSIP, Inc. and certain stockholders of Lexington Technology Group, Inc. (incorporated by reference to exhibit 10.2 to Form 8-K dated October 4, 2012).
10.18	Form of Subscription Agreement, dated October 1, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated October 4, 2012).
10.19	First Amendment to Employment Agreement, effective as of October 1, 2012, between Document Security Systems, Inc. and Patrick White, (incorporated by reference to exhibit 10.4 to Form 8-K dated October 4, 2012).
10.20	Consulting Agreement, dated as of October 1, 2012, between Document Security Systems, Inc. and Patrick White, (incorporated by reference to exhibit 10.5 to Form 8-K dated October 4, 2012).
10.21	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement, dated as October 1, 2012, between Document Security Systems, Inc. and Patrick White (incorporated by reference to exhibit 10.6 to Form 8-K dated October 4, 2012).
10.22	Letter Agreement, dated October 1, 2012, between Document Security Systems, Inc. and Philip Jones (incorporated by reference to exhibit 10.7 to Form 8-K dated October 4, 2012).

10.23	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement, dated October 1, 2012, between Document Security Systems, Inc. and Philip Jones (incorporated by reference to exhibit 10.8 to Form 8-K dated October 4, 2012).
10.24	Amendment No. 1 to Employment Agreement, dated as of October 1, 2012, between Document Security Systems, Inc. and Robert B. Bzdick, (incorporated by reference to exhibit 10.8 to Form 8-K dated October 4, 2012).
10.25	Employment Termination Letter between Patrick White and Document Security Systems, Inc., dated November 15, 2012 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 16, 2012).
10.26	Amended Consulting Agreement between Patrick White and Document Security Systems, Inc., dated November 15, 2012 (incorporated by reference to exhibit 10.2 to Form 8-K dated November 16, 2012).
10.27	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement between Patrick White and Document Security Systems, Inc., dated November 15, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated November 16, 2012).
10.28	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.29	Warrant issued to Century Media Group Inc., dated January 21, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated January 22, 2013).
10.30	Promissory Note between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 24, 2013 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 28, 2013).
10.31	Convertible Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 10.2 to Form 8-K dated May 28, 2013).
10.32	Warrant issued to Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated May 28, 2013).
10.33	Form of Warrant (incorporated by reference to Annex D to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.34	Employment Agreement dated November 20, 2012 by and between Lexington Technology Group, Inc. and Jeffrey Ronaldi (incorporated by reference to exhibit 10.71 to Registration Statement on Form S-4 originally filed with the SEC on November 26, 2013).
10.35	Amended Employment Agreement dated November 20, 2012 by and between Lexington Technology Group, Inc. and Peter Hardigan (incorporated by reference to exhibit 10.70 to Registration Statement on Form S-4 originally filed on November 26, 2013).
10.36	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC, and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.37	Security Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 18, 2014).
10.38	Form of Assignment and Assumption Agreement by and among DSS Technology Management, Inc. and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.3 to Form 8-K dated February 18, 2014).
10.39	Patent Security Agreement dated February 13, 2014 by and among DSS Technology Management, Inc. in favor of Fortress Credit Co LLC, in its capacity as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated February 18, 2014).
10.40	Initial Advance Note from DSS Technology Management, Inc. to Fortress Credit Co LLC, dated February 13, 2014(incorporated by reference to exhibit 10.5 to Form 8-K dated February 18, 2014).
10.41	Form of First Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.6 to Form 8-K dated February 18, 2014).
10.42	Form of Second Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.7 to Form 8-K dated February 18, 2014).
10.43	Patent License dated February 13, 2014 by and among DSS Technology Management, Inc. and Fortress Credit Co. LLC (incorporated by reference to exhibit 10.8 to Form 8-K dated February 18, 2014).
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

DOCUMENT SECURITY SYSTEMS, INC.

March 26, 2014	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2014	By:	/s/ Robert Fagenson
Robert Fagenson Director and Chairman of the Board

March 26, 2014	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer and Director (Principal Executive Officer)

March 26, 2014	By:	/s/ Robert Bzdick
Robert Bzdick President and Director

March 26, 2014	By:	/s/ David Klein
David Klein Director

March 26, 2014	By:	/s/ Peter Hardigan
Peter Hardigan Chief Operating Officer and Director

March 26, 2014	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

March 26, 2014	By:	/s/ Jonathon Perrelli
Jonathon Perrelli Director

March 26, 2014	By:	/s/ Warren Hurwitz
Warren Hurwitz Director

March 26, 2014	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

