Form 10-Q
period 2014-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2014-05-13
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 49,503,954 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$2,941,874	$1,977,031
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of $60,000 ($60,000- 2013)	1,151,504	2,149,123
Inventory	1,221,345	834,979
Prepaid expenses and other current assets	546,469	403,107
Deferred tax asset, net	223,323	223,323
Total current assets	6,584,515	6,087,563

Property, plant and equipment, net	5,330,474	5,157,852
Investments and other assets	12,284,289	11,448,008
Goodwill	15,046,197	15,046,197
Other intangible assets, net	28,489,633	29,602,591

Total assets	$67,735,108	$67,342,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,335,305	$1,421,765
Accrued expenses and other current liabilities	1,356,249	1,455,629
Revolving lines of credit	-	158,087
Short-term debt	-	824,857
Current portion of long-term debt, net	596,699	613,488

Total current liabilities	3,288,253	4,473,826

Long-term debt, net	6,680,423	3,087,358
Other long-term liabilities	346,509	27,566
Deferred tax liability, net	1,369,184	1,364,447

Commitments and contingencies

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 49,503,954 shares issued and outstanding (49,411,486 on December 31, 2013)	990,079	988,230
Additional paid-in capital	99,335,399	97,790,426
Accumulated other comprehensive loss	(37,509)	(27,566)
Accumulated deficit	(47,917,230)	(44,862,076)
Non-controlling interest in subsidiary	3,680,000	4,500,000
Total stockholders' equity	56,050,739	58,389,014
Total liabilities and stockholders' equity	$67,735,108	$67,342,211

See accompanying notes to the condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

(Unaudited)

	2014	2013

Revenue
Printed products	$3,163,500	$3,279,343
Technology sales, services and licensing	464,231	491,111

Total revenue	3,627,731	3,770,454

Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	2,198,262	2,208,101
Selling, general and administrative, (including stock based compensation of $547,142 and $340,601, respectively).	3,057,778	2,409,055
Depreciation and amortization	1,313,371	225,121
Total costs and expenses	6,569,411	4,842,277

Operating loss	(2,941,680)	(1,071,823)

Other expense:
Interest expense	(74,950)	(43,967)
Amortization of note discount	(17,367)	(11,058)
Foreign currency translation loss	(16,420)	-

Loss before income taxes	(3,050,417)	(1,126,848)

Income tax expense	4,737	4,737

Net loss	$(3,055,154)	$(1,131,585)

Other comprehensive loss:
Interest rate swap (loss) gain	(9,943)	19,169

Comprehensive loss	$(3,065,097)	$(1,112,416)

Earnings per share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)

Shares used in computing earnings per share:
Basic	41,923,987	21,708,550
Diluted	41,923,987	21,708,550

See accompanying notes to condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(3,055,154)	$(1,131,585)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,313,371	225,121
Stock based compensation	547,142	340,601
Amortization of note discount	17,367	11,058
Change in deferred tax provision	4,737	4,737
Foreign currency translation loss	16,420	-
Decrease (increase) in assets:
Accounts receivable	997,619	315,074
Inventory	(386,366)	(51,886)
Prepaid expenses and other assets	(183,462)	(131,885)
Increase (decrease) in liabilities:
Accounts payable	(86,460)	26,176
Accrued expenses and other liabilities	326,700	45,258
Net cash used by operating activities	(488,086)	(347,331)

Cash flows from investing activities:
Purchase of equipment and building improvements	(134,373)	(17,527)
Purchase of investments	(750,000)	-
Purchase of intangible assets	(39,126)	-
Net cash used by investing activities	(923,499)	(17,527)

Cash flows from financing activities:
Net payments on revolving lines of credit	(158,087)	(238,240)
Payments of long-term debt	(156,485)	(83,387)
Borrowings of long-term debt	2,691,000	-
Payments of capital lease obligations	-	(4,710)
Net cash provided (used) by financing activities	2,376,428	(326,337)

Net increase (decrease) in cash	964,843	(691,195)
Cash beginning of period	1,977,031	1,887,163

Cash end of period	$2,941,874	$1,195,968

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”, or “DSS”), through two of its subsidiaries, Premier Packaging Corporation, which also does business under the assumed names of DSS Packaging and DSS Printing, and Plastic Printing Professionals, Inc., which also does business under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc. which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc. (“DSS Technology Management”), acquires intellectual property assets, interests in companies owning intellectual property assets, and assists others in managing their intellectual property, for the purpose of monetizing intellectual property assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive income (loss) and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2013.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.

Restricted Cash – The Company has received cash from a third party that is contractually designated to be used only for authorized legal and professional costs associated with the monetization efforts of one of its patents.

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

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s convertible note payable is recorded at its face amount, net of an unamortized premium for a beneficial conversion feature and has an estimated fair value of approximately $333,000 ($539,000 at December 31, 2013) based on the underlying shares the note can be converted into at the trading price on March 31, 2014. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. See Note 3 for additional details regarding the fair value of the Company’s investments.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under U.S. GAAP. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank (defined below) based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities at March 31, 2014 was approximately $38,000 ($28,000 - December 31, 2013), which is included in other long-term liabilities on the balance sheet.

The Company has notional amounts of approximately $1,394,000 as of March 31, 2014 on its interest rate swap agreements for its debt with RBS Citizens, N.A. (“Citizens Bank”) (See Note 5). The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$275,000	3.90%	5.70%	February 1, 2015
$1,119,466	3.30%	5.87%	August 30, 2021

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of March 31, 2014 and 2013, there were 19,618,892 and 4,371,534, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, including common shares being held in escrow pursuant to the Company’s merger completed in July 2013, that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2014 and 2013, one customer accounted for 26% and 16%, respectively, of the Company’s consolidated revenue. As of March 31, 2014 and 2013, this customer accounted for 8% and 3%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Inventory

Inventory consisted of the following:

	March 31, 2014	December 31, 2013

Finished Goods	$533,287	$395,767
Work in process	246,424	129,627
Raw Materials	441,634	309,585

	$1,221,345	$834,979

3.    Investments

Since March 2013, DSS Technology Management has made a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. Each non-recourse note, when purchased, is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds, if any, derived from VirtualAgility’s patent portfolio. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investment, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investment options in VirtualAgility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its acquisition accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as of July 1, 2013. A relief from royalty methodology was used to value the potential proceeds to be derived from the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the VirtualAgility patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows. The measurement of the VirtualAgility investment constitutes a Level 3 input. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of December 31, 2013, the investment in VATI was $11,250,000 and DSS Technology Management owned 60% of VATI. As of December 31, 2013, VATI owned 438,401 shares of common stock of VirtualAgility. On February 14, 2014, DSS Technology Management contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of March 31, 2014, VATI owned 547,760 shares of common stock of VirtualAgility. As of March 31, 2014, the investment in VATI was $11,500,000 and DSS Technology Management owned 68% of VATI. VATI did not record any income or loss during the three months ended March 31, 2014.

In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investment was recorded using the cost method.

4.     Intangible Assets

Intangible assets are comprised of the following:

		March 31, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	$1,997,300	$1,390,895	$606,405	$1,997,300	$1,343,819	$653,481
Acquired intangibles-patents and patent rights	Varied (1)	30,356,567	3,122,461	27,234,106	30,356,164	2,042,083	28,314,081
Patent application costs	Varied (2)	1,004,246	355,124	649,122	965,523	330,494	635,029
		$33,358,113	$4,868,480	$28,489,633	$33,318,987	$3,716,396	$29,602,591

(1) acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2014, the weighted average remaining useful life of these assets in service was approximately 6.5 years.

(2) patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2014, the weighted average remaining useful life of these assets in service was approximately 8.9 years.

Intangible asset amortization expense for the three months ended March 31, 2014 amounted to $1,152,084 ($84,126 in 2013).

Approximate expected intangible asset amortization for each of the five succeeding fiscal years is as follows:

2015	$4,499,000
2016	$4,347,000
2017	$4,278,000
2018	$4,236,000
2019	$3,870,000

5.    Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $1,000,000 that bears interest at 1 Month LIBOR plus 3.75% (3.91% as of March 31, 2014) and matures on May 31, 2014. As of March 31, 2014, the revolving line had a balance of $0 ($158,087 as of December 31, 2013).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-50 “Debt Modifications and Extinguishments” and recognized a loss on extinguishment of $26,252. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value will be amortized over the remaining life of the note. The carrying amount of the note on March 31, 2014 was approximately $626,000 ($633,000 at December 31, 2013).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but was extended on May 2, 2014 until May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company will record a discount on debt of approximately $29,000 in May 2014 that will be amortized over the amended term of the note. As of March 31, 2014, the debt was recorded as long-term debt and had a carrying value of $842,224 with an outstanding balance of $850,000 net of unamortized discount of $7,776. As of December 31, 2013, the debt was recorded as short-term debt and had a carrying value of $824,857 with an outstanding balance of $850,000 net of unamortized discount of $25,143.

Term Loan Debt - On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, Premier Packaging entered into a term loan with Citizens Bank for $1,500,000.  As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity of February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.90% at March 31, 2014).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of March 31, 2014, the balance of the term loan was $275,000 ($350,000 at December 31, 2013).

On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank will provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases. In October 2011, the standby term loan note was converted into a term note payable in monthly installments of $887 plus interest at LIBOR plus 3% (3.16% at March 31, 2014) over 5 years. As of March 31, 2014, the balance under this term note was $27,508 ($30,171 at December 31, 2013).

On July 19, 2013, Premier Packaging, entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of March 31, 2014, the loan had a balance of $1,246,000 ($1,303,900 at December 31, 2013).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 month LIBOR plus 3.15% (3.30% at March 31, 2014). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of March 31, 2014, the Promissory Note had a balance of $1,119,466 ($1,132,998 at December 31, 2013).

On December 6, 2013, Premier Packaging entered in to a Construction to Permanent Loan with Citizens Bank for up to $450,000 that will convert into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. This promissory note will be payable in monthly installments over a 15 year period at an interest rate to be determined at the date of conversion by choice of the borrower as either a fixed rate of 3.89% or variable rate based on the then applicable LIBOR rate. As of March 31, 2014, Premier Packaging had borrowed the full $450,000 and expects to begin paying monthly installments for the promissory note in the second quarter of 2014.

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In March 2014, Premier Packaging was notified that it was not in compliance with the required fixed charge coverage ratio as of December 31, 2013. In March 2014, the Company received a waiver as of December 31, 2013 from Citizens Bank, relating to the above-mentioned financial covenant. For the quarter ended March 31, 2014, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Promissory Notes and other long-term liabilities -On February 13, 2014, the Company’s subsidiary, DSS Technology Management, entered into an agreement with certain investors pursuant to which the Company contracted to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of the Company’s intellectual property (the “Agreement”). On February 13, 2014, the Company received the first advance of $2,000,000 in exchange for a promissory note in the amount of $1,791,000 (the “Initial Advance Note”) fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, upon achieving the First Milestone as defined in the Agreement, the Company issued to the Investors a promissory note in the amount of $900,000 (the “First Milestone Note”) and fixed return equity interests in the amount of $100,000, and in turn received $1,000,000 (collectively, the “First Milestone Advance”). Upon the Company achieving the Second Milestone as defined in the Agreement, the Company will issue to the Investors a promissory note in the amount of $1,350,000 (the “Second Milestone Note”) and fixed return equity interests in the amount of $150,000 (the “Second Milestone Fixed Return Interests”), and in turn will receive $1,500,000 (collectively, the “Second Milestone Advance”). As of March 31, 2014, an aggregate of $2,691,000 was outstanding under the promissory notes which is included in long-term debt on the balance sheet and $309,000 was outstanding under the fixed return equity interest and contingent equity interests which is included in other long term liabilities on the balance sheet. See Note 8. Commitments and Contingencies.

The Initial Advance Note, the First Milestone Note, and the Second Milestone Note (collectively, the “Notes”) shall bear interest at a rate per annum equal to the Applicable Federal Rate on the unpaid principal amount thereof. The Notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the Agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. At the Company’s option, it may pay accrued interest when due on the Notes, or elect to capitalize the accrued interest, adding it to the principal thereof. The maturity date of all the Notes shall be the date four years after issuance (February 13, 2018) of the Initial Advance Note.

6.     Stockholders’ Equity

Stock Options - During the three months ended March 31, 2014, the Company issued options to purchase up to an aggregate of 1,138,697 shares of its common stock to its employees that met certain minimum employment criteria, all with an exercise price of $2.00 per share. The fair value of these options amounted to approximately $886,000 as determined by utilizing the Black-Scholes-Merton option pricing model.

Stock Warrants - During the three months ended March 31, 2014, the Company issued 8,443 of its common stock in exchange for warrants to purchase 80,645 shares of the Company which were exercisable at a price of $3.10 per share, dated February 13, 2012 and expiring February 12, 2017.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2014, the Company had stock compensation expense of approximately $547,000 or $0.01 basic earnings per share ($341,000; $0.02 basic earnings per share for the corresponding three months ended March 31, 2013).

During the first three months of 2014, the Company issued an aggregate of 84,025 shares of the Company’s common stock to certain of its directors in settlement of approximately $134,000 of board of director fees owed to such directors.

As of March 31, 2014, there was approximately $2,050,000 of total unrecognized compensation costs related to options, warrants and restricted stock granted under the Company’s stock option plans that will be recognized over the next 27 months. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

7.     Business Combination

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc. (the “Merger”) pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”). Effective on July 1, 2013, as a result of the Merger, Lexington Technology Group, Inc (“Lexington”), which changed its name to DSS Technology Management, Inc. on August 2, 2013, became a wholly-owned subsidiary of the Company. The Company believes the merger with Lexington was an opportunity to significantly increase its intellectual property assets and expand its intellectual property development, acquisition and monetization business. In connection with the Merger, the Company issued on the Closing Date, its securities in exchange for the capital stock owned by Lexington stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”), which includes 240,559 shares of the Company’s common stock owned by DSS Technology Management prior to the Merger that were exchanged for shares issuable to Lexington stockholders pursuant to the merger (the “Exchange Shares”); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013; (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to Lexington’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger. In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. Pursuant to the escrow agreement, the shares of the Company’s Common Stock deposited in the escrow account will be released to the holders if and when the closing price per share of the Company’s Common Stock exceeds $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold is not achieved, the shares of the Company’s Common Stock held in escrow shall be cancelled and returned to the treasury of the Company. The holders of the escrow shares will have voting rights with respect to the shares until such shares are released or retired after one year (the “Escrow Agreement”); The Company also issued an aggregate of 786,678 shares of Common Stock to Palladium Capital as compensation for their advisory services in connection with the transactions contemplated by the Merger Agreement. Of those shares issued to Palladium Capital, 400,000 are currently being held in escrow pursuant to the same terms and conditions as those set forth in the Escrow Agreement. Lexington changed its name to DSS Technology Management, Inc. on August 2, 2013. The Company spent approximately $1,445,000 in legal, accounting, consulting and filing fees related to the Merger.

Purchase Price Allocation

The Merger was accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Under Topic 805, the assets and liabilities of the acquired business, DSS Technology Management, are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. The purchase price is based on the fair value of the Company’s common stock, and common stock to be held in escrow and issued if certain contingencies are met, warrants to purchase the Company’s common stock issued by the Company to DSS Technology Management stockholders, and replacement options awards related to pre-combination services granted to certain DSS Technology Management employees pursuant to the Merger Agreement. The Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The fair value of the equity instruments issued to former stockholders of DSS Technology Management is based on a $1.87 share price of the Company’s common stock which was the closing share price of the Company’s common stock on the Closing Date of July 1, 2013. For warrants and employee options to purchase DSS common stock issued or assumed as consideration in the Merger, the Company used the Black Scholes Merton option pricing model to determine fair values, with terms set at the remaining life of the option or warrant, a volatility of approximately 59%, and a risk free rate of return of approximately 0.9% with zero forfeitures expected. For the Company common stock to be held in escrow, the Company used a Monte Carlo simulation model to determine an average expected fair value. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, the purchase price allocation is preliminary and could change during the measurement period (not to exceed one year) if new information is obtained about the facts and circumstances that existed as of the Closing Date that, if known, would have resulted in the recognition of additional or changes to the value of the assets and liabilities presented in this purchase price allocation.

($ -in thousands)

Current assets, net of current liabilities	$6,252
Deposits and non-current assets	9
Investments at fair value	10,750
Other intangible assets- patent and patent rights	27,856
Goodwill	11,962
56,829
Deferred tax liability, net	11,962
44,867
Non-controlling interest in subsidiary	(4,300)
Total preliminary purchase price	$40,567

Consideration issued:
Fair value of 16,317,828 shares of DSS common stock issued to DSS Technology Management shareholders	$30,514
Fair value of 7,100,000 shares of DSS common stock issued to DSS Technology Management shareholders to be held in escrow for up to one year	901
Fair value of options to purchase 2,000,000 shares DSS common stock for $3.00 per share exchanged for options to purchase DSS Technology Management's common stock that were granted to DSS Technology Management's employees which relate to pre-combination services	141
Fair value of warrants to purchase up to 4,859,894 shares of DSS common stock for $4.80 per share issued to DSS Technology Management shareholders	2,661
Fair value of warrants to purchase 3,432,170 shares of DSS common stock for $0.02 per share issued to certain DSS Technology Management shareholders	6,350

Total preliminary purchase price	$40,567

The Company’s Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Closing Date. Management considered a number of factors, including reference to an analysis under Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. A relief from royalty methodology was used to value the patent portfolio and investment and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows.

Set forth below is the unaudited pro-forma revenue, operating loss, net loss and loss per share of the Company as if DSS Technology Management had been acquired by the Company as of January 1, 2013.

(unaudited)	Three Months Ended March 31, 2013
Revenue	$3,770,000
Operating loss	(1,877,000)
Net loss	(2,711,000)
Earnings per share:
Basic	$(0.12)
Diluted	$(0.12)

8.     Commitments and Contingencies

On October 24, 2011, the Company initiated a law suit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleged breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking money damages from Coupons.com for those claims. The Company’s breach of contract claim remains intact as of the date of this report.

On October 3, 2012, DSS Technology Management’s subsidiary, Bascom Research, LLC, commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, in the United States District Court, Eastern District of Virginia, pursuant to which Bascom Research, LLC alleges infringement of certain of its patents relating to networking technologies (the “Bascom Litigation”). Bascom Research, LLC is seeking a judgment for infringement, injunctive relief, compensatory damages, treble damages for willful infringement, costs and attorneys’ fees. In December 2012, the Bascom Litigation was transferred to the United States District Court, Northern District of California.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc., in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The Apple Litigation relates to certain patents owned by DSS Technology Management in the wireless peripheral technology space. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple, Inc.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC, and NEC Corporation of America, for patent infringement involving one of its semiconductor patents. In this case, DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed herein or otherwise, will have a material adverse effect on its results of operations, cash flows or financial condition.

Contingent Litigation Payments –  The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of March 31, 2014, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments –  The Company is party to certain agreements with funding partners who have rights to portions of IP monetization proceeds that the Company receives.

Related Party Consulting Payments –  The Company has a consulting agreement with Patrick White, its former CEO. During the three months ended March 31, 2014, the Company paid approximately $48,000 to Mr. White and expects to pay approximately $127,000 in future monthly payments through the expiration of the agreement in March 2015.

9.	Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2014 and 2013 is approximately as follows:

	2014	2013
Cash paid for interest	$69,000	$44,000
Non-cash investing and financing activities:
(Loss) gain from change in fair value of interest rate swap derivative	$(10,000)	$19,000
Accrued liabilities with related parties settled with equity	$134,000	$-
Financing of building improvements	$200,000	$-
Change in non-controlling interest	$820,000	$-

10.	Segment Information

As of January 1, 2014, the Company’s businesses are organized, managed and internally reported as four operating segments.  Two of these operating segments, Premier Packaging Corporation, and Plastic Printing Professionals, Inc., dba DSS Plastics Group are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering.     Previously, the Company maintained a separately located operating segment, DSS Printing Group. This operating segment was relocated to the Company’s packaging facility in Victor, New York in January 2014. For presentation purposes, the 2013 Printing Group segment and Packaging segment amounts were combined to be consistent with the 2014 segment presentation. The two other operating segments, ExtraDev, Inc., dba DSS Digital Group, and DSS Technology Management, Inc., f/k/a Lexington Technology Group, Inc. are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology. DSS Technology Management acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. DSS Digital Group researches and develops intellectual property, products and services for purposes of creating commercial sales of products that are based on internally developed intellectual property and intellectual property assets and rights acquired by DSS Technology Management. DSS Digital Group also provides IT sales and services including remote server and application hosting, cloud computing, secure document systems, back-up and disaster recovery services and custom program development services.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2014 and 2013 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$2,243,000	$921,000	$464,000	$-	$3,628,000
Depreciation and amortization	150,000	43,000	1,119,000	1,000	1,313,000
Stock based compensation	74,000	42,000	94,000	337,000	547,000
Net loss	(64,000)	(9,000)	(1,679,000)	(1,303,000)	(3,055,000)
Identifiable assets	8,989,000	2,179,000	55,543,000	1,024,000	67,735,000

Three Months Ended March 31, 2013	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$2,695,000	$828,000	$247,000	$-	$3,770,000
Depreciation and amortization	123,000	49,000	28,000	25,000	225,000
Net income (loss)	96,000	(23,000)	(218,000)	(987,000)	(1,132,000)
Identifiable assets	8,788,000	2,197,000	1,052,000	1,144,000	13,181,000

11.	Subsequent Events

On April 30, 2014, the Company’s subsidiary, DSS Technology Management, contracted to purchase a portfolio of 115 patents for an aggregate cash purchase price of $1,150,000. This pending patent acquisition is expected to be completed during the second quarter of 2014.

On May 2, 2014, the Company extended a promissory note in the principal sum of $850,000 set to mature on May 24, 2014 until May 24, 2015. The Company also issued lender’s president, as additional consideration for the extension, a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company will record a discount on debt of approximately $29,000 in May 2014 that will be amortized over the amended term of the note.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “DSS”, “we”, “us”, “our” or “Company”) was formed in New York in 1984. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. We hold numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate two production facilities, a combined security and commercial printing and packaging facility, and a plastic card facility where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for our customers, including disaster recovery, back-up and data security services.

Prior to 2006, our primary revenue source in its document security division was derived from the licensing of its technology. In 2006, we began a series of acquisitions designed to expand its ability to produce its products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the “DSS Plastics Group”. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as “Secuprint” or “DSS Printing Group”. In 2010, we acquired Premier Packaging Corporation (“Premier Packaging”), a privately held packaging company located in the Rochester, New York area. Premier Packaging is also referred to herein as the DSS Packaging Group. In May 2011, we acquired all of the capital stock of ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester, New York area. ExtraDev is also referred to herein as the “DSS Digital Group”.

On July 1, 2013, we merged with DSS Technology Management, Inc. (f/k/a Lexington Technology Group, Inc.), a private intellectual property monetization company. DSS Technology Management is focused on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,
•	customized technology solutions (such as applications for medical electronic health records),
•	strategic partnerships, and
•	litigation.

On July 8, 2013, our subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to wireless peripheral devices. In conjunction with the patent purchases, DSS Technology Management entered into a proceeds right agreement with certain investors whereby we initially received $250,000 of a total of $750,000 which it is due to receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds it receives, if any, from the use, sale, litigation or licensing of the two patents.

On September 27, 2013, DSS Technology Management purchased ten patents covering certain methods and processes in the semiconductor industry for $2,000,000.

On February 13, 2014, DSS Technology Management entered into an agreement with investors to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of DSS Technology Management’s intellectual property. On February 13, 2014, the Company received $2,000,000 under the agreement and on March 27, 2014, DSS Technology Management received an additional $1,000,000 under the agreement.

In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites.

We do business in four operating segments as follows:

DSS Packaging and Printing Group — Produces custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others. The group also provides secure and commercial printing services for end-user customers along with technical support for our technology licensees. The division produces a wide array of printed materials such as security paper, vital records, prescription paper, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, brochures, direct mailing pieces, catalogs, business cards, etc. The division also provides the basis of research and development for our security printing technologies.

DSS Plastics Group — Manufactures laminated and surface printed cards which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, biometric, radio frequency identification (RFID) and watermarks for printed plastic documents such as ID cards, event badges, and driver’s licenses.

DSS Digital Group — Provides data center centric solutions to businesses and governments delivered via the “cloud”. This division developed an iPhone based application that integrates some of the our traditional optical deterrent technologies into proprietary digital data security based solutions for brand protection and product diversion prevention.

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

 Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% change
Revenue
Printed products	$3,164,000	$3,279,000	-3%
Technology sales, services and licensing	464,000	491,000	-5%
Total revenue	$3,628,000	$3,770,000	-4%

For the three months ended March 31, 2014, total revenue was approximately $3.6 million, a decrease of 4% from the three months ended March 31, 2013. Revenues from the sale of printed products decreased 3%, which reflected a 17% decrease in revenues from packaging and printing, primarily driven by a decrease in commercial printing sales, offset by an 11% increase in sales of plastics products. Technology sales, services and licensing revenue decreased 5% for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to lower royalty payments made by our security print technology licensees, which offset a 14% increase in revenues from the sale of the Company’s digital products.

Costs and expenses

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$2,198,000	$2,208,000	0%
Sales, general and administrative compensation	1,290,000	1,135,000	14%
Depreciation and amortization	1,313,000	225,000	484%
Professional fees	540,000	414,000	30%
Stock based compensation	547,000	341,000	60%
Sales and marketing	171,000	82,000	109%
Rent and utilities	184,000	157,000	17%
Other operating expenses	212,000	222,000	-5%
Research and development	114,000	58,000	97%

Total costs and expenses	$6,569,000	$4,842,000	36%

Costs of goods sold, exclusive of depreciation and amortization includes all direct cost of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased slightly during the first three months of 2014 as compared to the first three months of 2013.

Sales, general and administrative compensation costs, excluding stock based compensation, increased 14% in the first three months of 2014 as compared to the first three months of 2013, which reflected the addition of employees from our DSS Technology Management division, which was acquired on July 1, 2013, and which therefore was not a component of the corresponding 2013 period amounts, which offset decreases in employees at our printed products group as a result of the combination of our packaging and printing groups into one location in January 2014.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization increased 484% during the first three months of 2014 as compared to the first three months of 2013, due to the additional amortization of patent assets owned by our DSS Technology Management group, which we acquired on July 1, 2013, and which therefore was not a component of the corresponding 2013 period amounts.

Professional fees increased 30% in first three months of 2014 compared to the first three months of 2013 primarily due to legal, consulting and advisory expenses incurred in connection with the intellectual property monetization business of DSS Technology Management, which we acquired on July 1, 2013, and which therefore was not a component of the corresponding 2013 period amounts.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation for the first three months of 2014 increased 60% from the first three months of 2013, primarily due to the value of approximately 1,139,000 options issued in March 2014 to our employees of which one-third immediately vested as of the grant date.

Sales and marketing costs which consist of internet trade publication advertising, travel costs, sales-broker commissions, and trade show participation expenses increased 109% during the first three months of 2014 as compared to the first three months of 2013, primarily due to increases in sales travel costs and marketing study costs associated with our sales and marketing efforts for its AuthentiGuard™ smart phone based products.

Rent and utilities  increases during the first three months of 2014 as compared to the first three months of 2013 are due to the increased costs for the New York , Texas and Virginia office locations of the our DSS Technology Management group we acquired on July 1, 2013, and which therefore were not a component of the corresponding 2013 period amounts.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Other operating expenses decreased 5% for the first three months of 2014 as compared to the first three months of 2013 primarily due to lower equipment maintenance costs.

Net Loss and Loss per Share

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% change
Net loss	$(3,055,000)	$(1,132,000)	170%

Earnings per share:
Basic	$(0.07)	$(0.05)	40%
Diluted	$(0.07)	$(0.05)	40%

Shares used in computing earnings per share:
Basic	41,923,987	21,708,550	93%
Diluted	41,923,987	21,708,550	93%

During the three months ended March 31, 2014, we had a net loss of approximately $3,055,000, representing a 170% increase from the net loss incurred during the three months ended March 31, 2013. The increase in net loss was primarily the result of the significant increase in amortization costs incurred during the first quarter of 2014 for the carrying value of our patent assets acquired in connection with its acquisition of DSS Technology Management in July 2013. In addition, the increase in net loss also reflected the general increase in our expenses after the acquisition, along with the decline in sales experienced by our traditional businesses during the first three months of 2014, as compared to the first three months of 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital requirements primarily through the private placement of our equity securities and debt financings. As of March 31, 2014, we had cash of approximately $2.9 million and restricted cash of $500,000. In addition, we had $1,000,000 available to our packaging division under a revolving credit line.

Operating Cash Flow – During the first three months of 2014, we used approximately $488,000 of cash for operations, a 41% increase from a use of cash for operations during the first three months of 2013.

Investing Cash Flow - During the first three months of 2014, we paid approximately $134,000 for building improvements that were not financed, $750,000 for investments into VirtualAgility and Express Mobile as part of our IP monetization strategy, and approximately $39,000 for capitalized patent application and filing fees for internally developed patents.

Financing Cash Flows - During the first three months of 2014, we paid a net of approximately $158,000 against its revolving line of credit, made long-term debt payments of approximately $156,000, and received $2,691,000 from a limited-recourse promissory note entered into by our subsidiary, DSS Technology Management.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2014, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not maintain a sufficient compliment of qualified accounting personnel and controls associated with segregation of duties. We have two people on staff that perform nearly all aspects of our external financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the external financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. Specifically, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agree with appropriate supporting detail, calculations or other documentation. These control deficiencies could potentially result in a material misstatement to our interim consolidated financial statements that may not be prevented or readily detected.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from our audit committee, plans to continue to monitor and review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process. As part of its remediation efforts, we are currently working with an outside consultant to assist it in designing and implementing controls to remediate the identified weaknesses.

Changes in Internal Control over Financial Reporting

 In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. During the first fiscal quarter of 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

DOCUMENT SECURITY SYSTEMS, INC.

May 13, 2014	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

May 13, 2014	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

