Form 10-Q
period 2014-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2014-08-12
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________.

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

As of August 12, 2014, there were 42,213,737 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$1,304,656	$1,977,031
Restricted cash	245,479	500,000
Accounts receivable, net of allowance of $68,000 ($60,000- 2013)	1,789,986	2,149,123
Inventory	919,659	834,979
Prepaid expenses and other current assets	537,206	403,107
Deferred tax asset, net	223,323	223,323
Total current assets	5,020,309	6,087,563

Property, plant and equipment, net	5,226,230	5,157,852
Investments and other assets	12,529,602	11,448,008
Goodwill	15,046,197	15,046,197
Other intangible assets, net	28,486,834	29,602,591

Total assets	$66,309,172	$67,342,211
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,454,846	$1,421,765
Accrued expenses and other current liabilities	1,416,737	1,455,629
Revolving lines of credit	-	158,087
Short-term debt	850,000	824,857
Current portion of long-term debt, net	521,699	613,488
Total current liabilities	4,243,282	4,473,826

Long-term debt, net	5,770,868	3,087,358
Other long-term liabilities	361,783	27,566
Deferred tax liability, net	1,373,921	1,364,447

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 46,275,297 shares issued and outstanding (49,411,486 on December 31, 2013)	925,506	988,230
Additional paid-in capital	99,247,351	97,790,426
Accumulated other comprehensive loss	(52,783)	(27,566)
Accumulated deficit	(50,260,756)	(44,862,076)
Non-controlling interest in subsidiary	4,700,000	4,500,000
Total stockholders' equity	54,559,318	58,389,014
Total liabilities and stockholders' equity	$66,309,172	$67,342,211

See accompanying notes to the condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Printed products	$4,407,261	$3,821,742	$7,570,761	$7,101,085
Technology sales, services and licensing	476,130	457,564	940,361	948,675
Total revenue	4,883,391	4,279,306	8,511,122	8,049,760
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	3,196,633	2,541,095	5,394,895	4,749,196
Selling, general and administrative (including stock based compensation)	2,613,781	3,337,633	5,671,559	5,746,688
Depreciation and amortization	1,288,313	229,008	2,601,684	454,129
Total costs and expenses	7,098,727	6,107,736	13,668,138	10,950,013
Operating loss	(2,215,336)	(1,828,430)	(5,157,016)	(2,900,253)

Other expense:
Interest expense	(88,905)	(49,548)	(163,855)	(93,515)
Amortization of note discount and loss on debt extinguishment	(34,548)	(42,764)	(51,915)	(53,822)
Foreign currency translation loss	-	-	(16,420)	-
Loss before income taxes	(2,338,789)	(1,920,742)	(5,389,206)	(3,047,590)
Income tax expense	4,737	4,737	9,474	9,474
Net loss	$(2,343,526)	$(1,925,479)	$(5,398,680)	$(3,057,064)

Other comprehensive loss:
Interest rate swap (loss) gain	(15,274)	56,939	(25,217)	76,108

Comprehensive loss	$(2,358,800)	$(1,868,540)	$(5,423,897)	$(2,980,956)

Earnings per share:
Basic and diluted	$(0.06)	$(0.09)	$(0.13)	$(0.14)

Shares used in computing earnings per share:
Basic and diluted	42,040,907	21,710,034	41,982,770	21,711,503

See accompanying notes to condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(5,398,680)	$(3,057,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,601,684	454,129
Stock based compensation	840,879	1,288,689
Amortization of note discount	51,915	27,570
Loss on extinguishment of debt	-	26,252
Change in deferred tax provision	9,474	9,474
Foreign currency translation loss	16,420	-
Decrease (increase) in assets:
Accounts receivable	359,137	5,338
Inventory	(84,680)	2,466
Prepaid expenses and other assets	(174,616)	(69,859)
Release of restricted cash	254,521	-

Increase in liabilities:
Accounts payable	33,081	124,863
Accrued expenses and other liabilities	387,188	250,206
Net cash used by operating activities	(1,103,677)	(937,936)
Cash flows from investing activities:
Purchase of equipment and building improvements	(157,789)	(82,312)
Purchase of investments	(750,000)	-
Purchase of intangible assets	(1,196,980)	(52,506)
Net cash used by investing activities	(2,104,769)	(134,818)

Cash flows from financing activities:
Net payments on revolving lines of credit	(158,087)	(168,247)
Payments of long-term debt	(298,816)	(166,876)
Borrowings of long-term debt	2,691,000	-
Issuances of common stock, net of issuance costs	301,974	80,000
Net cash provided (used) by financing activities	2,536,071	(255,123)

Net decrease in cash	(672,375)	(1,327,877)
Cash beginning of period	1,977,031	1,887,163
Cash end of period	$1,304,656	$559,286

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”, or “DSS”), through two of its subsidiaries, Premier Packaging Corporation, which also does business under the assumed names of DSS Packaging and Printing Group, and Plastic Printing Professionals, Inc., which also does business under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc. (“DSS Technology Management”), acquires intellectual property assets, interests in companies owning intellectual property assets, and assists others in managing their intellectual property, for the purpose of monetizing intellectual property assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive loss and cash flows include all adjustments, considered necessary for their fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for a full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2013.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.

Restricted Cash –As of June 30, 2014 cash of $245,479 ($500,000 – December 31, 2013) received pursuant to a proceeds rights agreement is restricted for payments of costs and expenses associated with one of the Company’s monetization programs.

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

☐	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

☐

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

6

☐

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s convertible note payable is recorded at its face amount, net of an unamortized premium for a beneficial conversion feature and as of June 30, 2014, has an estimated fair value of approximately $356,000 ($539,000 at December 31, 2013) based on the underlying shares the note can be converted into at the trading price on June 30, 2014. Since the underlying shares the debt could be converted into are trading in and active, observable market, and are considered similar to the debt itself, the fair value measurement qualifies as a Level 2.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under U.S. GAAP. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank (defined below) based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to these cash flow hedges recorded in accumulated other comprehensive loss and other liabilities at June 30, 2014 was approximately $53,000 ($28,000 - December 31, 2013), which is included in other long-term liabilities on the balance sheet.

The Company has notional amounts of approximately $1,306,000 as of June 30, 2014 on its interest rate swap agreements for its debt with RBS Citizens, N.A. (“Citizens Bank”) (See Note 5). The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$200,000	3.90%	5.70%	February 1, 2015
$1,105,792	3.30%	5.87%	August 30, 2021

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

As of June 30, 2014 and 2013, there were 16,239,947 and 4,286,534 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, overallotment options, and restricted stock agreements, including common shares being held in escrow pursuant to the Company’s merger completed in July 2013, that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the six months ended June 30, 2014 and 2013, one customer accounted for 30% and 22%, respectively, of the Company’s consolidated revenue. As of June 30, 2014 and 2013, this customer accounted for 20% and 20%, respectively, of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements Not Yet Adopted – In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

2. Inventory

Inventory consisted of the following:

	June 30, 2014	December 31, 2013

Finished Goods	$493,616	$395,767
Work in process	99,935	129,627
Raw Materials	326,108	309,585

	$919,659	$834,979

3.  Investments

Since March 2013, DSS Technology Management has made a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. Each non-recourse note, when purchased, is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds, if any, derived from VirtualAgility’s patent portfolio. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investment, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investment options in VirtualAgility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its acquisition accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as of July 1, 2013. A relief from royalty methodology was used to value the potential proceeds to be derived from the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the VirtualAgility patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows. The measurement of the VirtualAgility investment constitutes a Level 3 input. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of December 31, 2013, the investment in VATI was $11,250,000 and DSS Technology Management owned 60% of VATI. As of December 31, 2013, VATI owned 438,401 shares of common stock of VirtualAgility. On February 14, 2014, DSS Technology Management contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May 2014, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of June 30, 2014, VATI owned 657,119 shares of common stock of VirtualAgility. As of June 30, 2014, investment in VATI was $11,750,000 and DSS Technology Management owned 60% of VATI. VATI did not record any income or loss during the six months ended June 30, 2014.

In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method.

4.     Intangible Assets

On May 23, 2014, the Company’s subsidiary, DSS Technology Management, purchased 115 patents covering certain methods and processes in the semiconductor industry for $1,150,000.

Intangible assets are comprised of the following:

		June 30, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	$1,997,300	$1,437,971	$559,329	$1,997,300	$1,343,819	$653,481
Acquired intangibles-patents and patent rights	Varied (1)	31,506,567	4,211,408	27,295,159	30,356,164	2,042,083	28,314,081
Patent application costs	Varied (2)	1,012,099	379,753	632,346	965,523	330,494	635,029
		$34,515,966	$6,029,132	$28,486,834	$33,318,987	$3,716,396	$29,602,591

(1) acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2014, the weighted average remaining useful life of these assets in service was approximately 7.4 years.

(2) patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2014, the weighted average remaining useful life of these assets in service was approximately 8.6 years.

Intangible asset amortization expense for the six months ended June 30, 2014 amounted to $2,312,737 ($168,252 for the same period in 2013).

Approximate expected intangible asset amortization for each of the five succeeding fiscal years is as follows:

2015	$4,602,000
2016	$4,402,000
2017	$4,383,000
2018	$4,247,000
2019	$3,975,000

5.    Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $1,000,000 that bears interest at 1 Month LIBOR plus 3.75% (3.90% as of June 30, 2014) and matures on May 31, 2015. As of June 30, 2014, the revolving line had a balance of $0 ($158,087 as of December 31, 2013).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments” and recognized a loss on extinguishment of $26,252. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value will be amortized over the remaining life of the note. The carrying amount of the note on June 30, 2014 was approximately $619,000 ($633,000 at December 31, 2013).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. As of June 30, 2014, the debt was recorded as short-term debt and had a carrying value and outstanding balance of $850,000. As of December 31, 2013, the debt was recorded as short-term debt and had a carrying value of $824,857 with an outstanding balance of $850,000 net of unamortized discount of $25,143.

Term Loan Debt - On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, Premier Packaging entered into a term loan with Citizens Bank for $1,500,000.  As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity in February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.90% at June 30, 2014).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of June 30, 2014, the balance of the term loan was $200,000 ($350,000 at December 31, 2013).

On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.15% at June 30, 2014). As of June 30, 2014, the balance under this term note was $23,959 ($30,171 at December 31, 2013).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of June 30, 2014, the loan had a balance of $1,187,000 ($1,303,900 at December 31, 2013).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.30% at June 30, 2014). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.865% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of June 30, 2014, the Promissory Note had a balance of $1,105,792 ($1,132,998 at December 31, 2013).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was to convert into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.30% at June 30, 2014), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of June 30, 2014, the note had a balance of $450,000 ($250,464 –at December 31, 2013).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In March 2014, Premier Packaging was notified that it was not in compliance with the required fixed charge coverage ratio as of December 31, 2013. In March 2014, the Company received a waiver as of December 31, 2013 from Citizens Bank, relating to the above-mentioned financial covenant. For the quarters ended June 30, 2014 and March 31, 2014, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Promissory Notes and other long-term liabilities - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, entered into an agreement with certain investors pursuant to which the Company contracted to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of the Company’s intellectual property (the “Agreement”). On February 13, 2014, the Company received the first advance of $2,000,000 in exchange for a promissory note in the amount of $1,791,000 (the “Initial Advance Note”) fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, upon achieving the First Milestone as defined in the Agreement, the Company issued to the investors a promissory note in the amount of $900,000 (the “First Milestone Note”) and fixed return equity interests in the amount of $100,000, and in turn received $1,000,000 (collectively, the “First Milestone Advance”). Upon the Company achieving the Second Milestone as defined in the Agreement, the Company will issue to the Investors a promissory note in the amount of $1,350,000 (the “Second Milestone Note”) and fixed return equity interests in the amount of $150,000 (the “Second Milestone Fixed Return Interests”), and in turn will receive $1,500,000 (collectively, the “Second Milestone Advance”). The Initial Advance Note, the First Milestone Note, and the Second Milestone Note (collectively, the “Notes”) bear interest at a rate per annum equal to the Applicable Federal Rate on the unpaid principal amount thereof, which was 1.95% as of June 30, 2014. The Notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the Agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. At the Company’s option, it may pay accrued interest when due on the Notes, or elect to capitalize the accrued interest, adding it to the principal thereof. The maturity date of all the Notes shall be the date four years after issuance (February 13, 2018) of the Initial Advance Note. As of June 30, 2014, an aggregate of $2,706,000, which includes approximately $15,000 of accrued interest was outstanding under the promissory notes and is included in long-term debt on the balance sheet and $309,000 was outstanding under the fixed return equity interest and contingent equity interests which is included in other long-term liabilities on the balance sheet. See Note 8. Commitments and Contingencies.

6.     Stockholders’ Equity

On June 16, 2014, the Company sold 209,700 shares of common stock at a purchase price of $1.44 per share to an institutional investor for a total purchase price of approximately $302,000. Additionally, from the date of the closing until 90 days after the closing date, the investor has a non-transferable overallotment right to purchase up to 209,700 additional shares of common stock at a price per share of $1.60, for an additional subscription amount of up to an aggregate of approximately $335,500.

Stock Options - During the six months ended June 30, 2014, the Company issued options to purchase up to an aggregate of 1,138,697 shares of its common stock to its employees that met certain minimum employment criteria, all with an exercise price of $2.00 per share. The aggregate fair value of these options amounted to approximately $886,000 as determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 70.4%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates.

Stock Warrants - During the six months ended June 30, 2014, the Company issued 8,443 shares of its common stock in exchange for warrants to purchase 80,645 shares of the Company which were exercisable at a price of $3.10 per share, dated February 13, 2012 and expiring February 12, 2017. In May 2014, the Company issued a warrant to purchase up to 60,000 of the Company’s common stock at $1.60 per share to a vendor of investor relations services. The warrants have a term of 3 years and will vest pro ratably over 12 monthly periods. The warrant was valued at approximately $34,000 using the Black-Scholes-Merton option pricing model with a volatility of 71.4%, a risk free rate of return of 1.67% and zero dividend and forfeiture estimates. Also in May 2014, the Company issued fully vested five-year warrants to purchase 40,000 shares of the Company’s common stock at $1.50 per share in conjunction with the extension of the Company’s $850,000 term note that was due to expire in May 2014 to May 2015. The estimated fair value of the warrant was recognized as expense on the date of grant. The warrant was valued at approximately $27,000 using the Black-Scholes-Merton option pricing model with a volatility of 65.5%, a risk free rate of return of 1.57% and zero dividend and forfeiture estimates.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2014, the Company had stock compensation expense of approximately $841,000 or $0.02 basic earnings per share ($1,289,000; $0.06 basic earnings per share for the corresponding six months ended June 30, 2013).

During the six months of 2014, the Company issued an aggregate of 84,025 shares of the Company’s common stock to certain of its directors in settlement of approximately $134,000 of board of director fees owed to such directors.

As of June 30, 2014, there was approximately $1,794,000 of total unrecognized compensation costs related to options, warrants and restricted stock granted under the Company’s stock option plans that will be recognized over the next 24 months. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

7. Business Combination

On July 1, 2013 (the “Closing Date”), DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc. (the “Merger”) pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of October 1, 2012 (as amended, the “Merger Agreement”). Effective on July 1, 2013, as a result of the Merger, Lexington Technology Group, Inc (“Lexington”), which changed its name to DSS Technology Management, Inc. on August 2, 2013, became a wholly-owned subsidiary of the Company. The Company believes the merger with Lexington was an opportunity to significantly increase its intellectual property assets and expand its intellectual property development, acquisition and monetization business. In connection with the Merger, the Company issued on the Closing Date, its securities in exchange for the capital stock owned by Lexington stockholders, as follows (the “Merger Consideration”): (i) an aggregate of 16,558,387 shares of the Company’s common stock, par value $0.02 per share (the “Common Stock”), which includes 240,559 shares of the Company’s common stock owned by DSS Technology Management prior to the Merger that were exchanged for shares issuable to Lexington stockholders pursuant to the Merger (the “Exchange Shares”); (ii) 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013; (iii) warrants to purchase up to an aggregate of 4,859,894 shares of the Company’s Common Stock, at an exercise price of $4.80 per share and expiring on July 1, 2018; and (iv) warrants to purchase up to an aggregate of 3,432,170 shares of the Company’s Common Stock, at an exercise price of $0.02 per share and expiring on July 1, 2023 (the “$.02 Warrants”), to Lexington’s preferred stockholders that would beneficially own more than 9.99% of the shares of the Company’s Common Stock as a result of the Merger. In addition, the Company assumed options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share, in exchange for 3,600,000 outstanding and unexercised stock options to purchase shares of DSS Technology Management’s common stock. Pursuant to the escrow agreement, the shares of the Company’s Common Stock deposited in the escrow account would be released to the holders if and when the closing price per share of the Company’s Common Stock exceeded $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold was not achieved, the shares of the Company’s Common Stock held in escrow would be cancelled and returned to the treasury of the Company. The holders of the escrow shares had voting rights with respect to the shares until such shares were either released or retired after one year. As of July 1, 2014, the vesting criteria for the escrow shares was not met. As a result, the Company received authorization from holders of an aggregate of 3,038,357 of the escrow shares to retire such shares as of June 29, 2014. The remaining 4,061,643 escrow shares were retired on July 1, 2014. The Company had also issued an aggregate of 786,678 shares of Common Stock to Palladium Capital as compensation for advisory services performed in connection with the Merger. Of those shares issued to Palladium Capital, 400,000 were being held in escrow pursuant to the same terms and conditions as those set forth in the escrow agreement. Since Paladium Capital’s escrow shares did not vest, the Company received authorization from Palladium Capital to retire their 400,000 escrow shares as of June 29, 2014. The Company spent approximately $1,445,000 in legal, accounting, consulting and filing fees related to the Merger.

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

($ -in thousands)

Current assets, net of current liabilities	$6,252
Deposits and non-current assets	9
Investments at fair value	10,750
Other intangible assets- patent and patent rights	27,856
Goodwill	11,962
56,829
Deferred tax liability, net	11,962
44,867
Non-controlling interest in subsidiary	(4,300)
Total purchase price	$40,567

Consideration issued:
Fair value of 16,317,828 shares of DSS common stock issued to DSS Technology Management shareholders	$30,514
Fair value of 7,100,000 shares of DSS common stock issued to DSS Technology Management shareholders to be held in escrow for up to one year	901
Fair value of options to purchase 2,000,000 shares DSS common stock for $3.00 per share exchanged for options to purchase DSS Technology Management's common stock that were granted to DSS Technology Management's employees which relate to pre-combination services	141
Fair value of warrants to purchase up to 4,859,894 shares of DSS common stock for $4.80 per share issued to DSS Technology Management shareholders	2,661
Fair value of warrants to purchase 3,432,170 shares of DSS common stock for $0.02 per share issued to certain DSS Technology Management shareholders	6,350

Total purchase price	$40,567

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

Six Months Ended June 30, 2013 (unaudited)

Revenue	$8,078,000
Operating Loss	(5,545,000)
Net loss	(6,463,000)
Earnings per share:
Basic and diluted	$(0.15)

8.     Commitments and Contingencies

On October 24, 2011, the Company initiated a law suit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com complaint, the Company alleged breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and is seeking money damages from Coupons.com for those claims. The Company’s breach of contract claim remains intact as of the date of this report.

On October 3, 2012, DSS Technology Management’s subsidiary, Bascom Research, LLC, commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, in the United States District Court, Eastern District of Virginia, pursuant to which Bascom Research, LLC alleges infringement of certain of its patents relating to networking technologies (the “Bascom Litigation”). Bascom Research, LLC is seeking a judgment for infringement, injunctive relief, compensatory damages, treble damages for willful infringement, costs and attorneys’ fees. In December 2012, the Bascom Litigation was transferred to the United States District Court, Northern District of California, and is still in process.

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

On May 30, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Lenovo (United States), Inc. for patent infringement of a patent owned by DSS Technology Management in the wireless peripheral technology space. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Lenovo (United States), Inc.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which the Company is a party, whether discussed herein or otherwise, will have a material adverse effect on its results of operations, cash flows or financial condition.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of June 30, 2014, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of IP monetization proceeds that the Company receives.

Related Party Consulting Payments –  The Company has a consulting agreement with Patrick White, its former CEO. During the six months ended June 30, 2014, the Company paid approximately $75,000 to Mr. White and expects to pay approximately $105,000 in future monthly payments through the expiration of the agreement in March 2015.

9.     Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2014 and 2013 is approximately as follows:

	2014	2013
Cash paid for interest	$151,000	$96,000
Non-cash investing and financing activities:
(Loss) gain from change in fair value of interest rate swap derivative	$(25,000)	$76,000
Accrued liabilities with related parties
settled with equity	$134,000	$-
Financing of building improvements	$200,000	$-
Change in non-controlling interest	$200,000	$-
Warrants issued with debt	$-	$69,000
Accounts payable converted to debt	$-	$153,000
Financing of equipment purchase	$-	$697,000
Intrinsic value of beneficial conversion feature at
Reaquisition	$-	$75,000

10.     Segment Information

As of January 1, 2014, the Company’s businesses are organized, managed and internally reported as four operating segments.  Two of these operating segments, Premier Packaging Corporation, and Plastic Printing Professionals, Inc., dba DSS Plastics Group are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering.     Previously, the Company maintained a separately located operating segment, DSS Printing Group. This operating segment was relocated to the Company’s packaging facility in Victor, New York in January 2014. For presentation purposes, the 2013 Printing Group segment and Packaging segment amounts were combined to be consistent with the 2014 segment presentation. The two other operating segments, ExtraDev, Inc., dba DSS Digital Group, and DSS Technology Management, Inc., are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology. DSS Technology Management acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. DSS Digital Group researches and develops intellectual property, products and services for purposes of creating commercial sales of products that are based on internally developed intellectual property and intellectual property assets and rights acquired by DSS Technology Management. DSS Digital Group also provides IT sales and services including remote server and application hosting, cloud computing, secure document systems, back-up and disaster recovery services and custom program development services.

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2014 and 2013 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$3,503,000	899,000	481,000	-	$4,883,000
Depreciation and amortization	106,000	44,000	1,127,000	11,000	1,288,000
Stock based compensation	18,000	10,000	24,000	241,000	293,000
Net income (loss)	263,000	(13,000)	(1,557,000)	(1,037,000)	(2,344,000)

Six Months Ended June 30, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$5,746,000	1,820,000	945,000	-	$8,511,000
Depreciation and amortization	256,000	87,000	2,245,000	14,000	2,602,000
Stock based compensation	92,000	52,000	117,000	579,000	840,000
Net income (loss)	199,000	(22,000)	(3,236,000)	(2,340,000)	(5,399,000)
Identifiable assets	9,143,000	2,059,000	53,786,000	1,321,000	66,309,000

Three Months Ended June 30, 2013	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$3,048,000	977,000	254,000	-	$4,279,000
Depreciation and amortization	157,000	42,000	29,000	1,000	229,000
Net income (loss)	46,000	63,000	(177,000)	(1,857,000)	(1,925,000)

Six Months Ended June 30, 2013	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$5,743,000	1,805,000	501,000	-	$8,049,000
Depreciation and amortization	304,000	91,000	57,000	2,000	454,000
Net income (loss)	118,000	40,000	(395,000)	(2,820,000)	(3,057,000)
Identifiable assets	9,600,000	2,080,000	903,000	734,000	13,317,000

11.     Subsequent Events

In conjunction with the Company’s merger with Lexington Technology Group on July 1, 2013 (See Footnote 7 –Business Combination), the Company issued 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013. Pursuant to the escrow agreement, the shares of the Company’s Common Stock deposited in the escrow account would be released to the holders if and when the closing price per share of the Company’s Common Stock exceeded $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold was not achieved, the shares of the Company’s Common Stock held in escrow would be cancelled and returned to the treasury of the Company. As of July 1, 2014, the vesting criteria for the escrow shares was not met. As a result, the Company received authorization from holders of an aggregate of 3,038,357 of the escrow shares to retire such shares as of June 29, 2014. The remaining 4,061,643 escrow shares were retired on July 1, 2014. The Company had also issued an aggregate of 786,678 shares of Common Stock to Palladium Capital as compensation for advisory services performed in connection with the Merger. Of those shares issued to Palladium Capital, 400,000 were being held in escrow pursuant to the same terms and conditions as those set forth in the escrow agreement. Since Paladium Capital’s escrow shares did not vest, the Company received authorization from Palladium Capital to retire their 400,000 escrow shares as of June 29, 2014.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “DSS”, “we”, “us”, “our” or “Company”) was formed in New York in 1984. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. We hold numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate two production facilities, a combined security and commercial printing and packaging facility, and a plastic card facility where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for our customers, including disaster recovery, back-up and data security services.

Prior to 2006, our revenues were derived primarily from the licensing of our proprietary technology. In 2006, we began a series of acquisitions designed to expand our ability to produce our products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc., a privately held plastic cards manufacturer located in the San Francisco, California area which became the “DSS Plastics Group”. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, which became the “DSS Printing Group”. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in Victor, New York, which became the “DSS Packaging Group”. In May 2011, we acquired ExtraDev, Inc., a privately held information technology and cloud computing company located in the Rochester, New York area which became the “DSS Digital Group”, In January 2014, we combined our packaging and printing operations into our Victor, NY facility.

On July 1, 2013, we merged with Lexington Technology Group, a private intellectual property monetization company, after which we changed the name to DSS Technology Management, Inc. DSS Technology Management is focused on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,
•	customized technology solutions (such as applications for medical electronic health records),
•	strategic partnerships, and
•	litigation.

On July 8, 2013, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to wireless peripheral devices. In conjunction with the patent purchases, DSS Technology Management entered into a proceeds right agreement with certain investors whereby we initially received $250,000 of a total of $750,000 which it is due to receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds it receives, if any, from the use, sale, litigation or licensing of the two patents.

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

On February 13, 2014, DSS Technology Management entered into an agreement with investors to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of DSS Technology Management’s intellectual property. On February 13, 2014, the Company received $2,000,000 under the agreement and on March 27, 2014, DSS Technology Management received $1,000,000 under the agreement.

On May 23, 2014, DSS Technology Management, purchased 115 patents covering certain methods and processes in the semiconductor industry for $1,150,000.

To date, DSS Technology Management has initiated patent infringement lawsuits against numerous defendants, including, but not limited to Facebook, Inc., Linkedin Corporation, Apple, Inc., Taiwan Semiconductor Manufacturing Company, Inc., Samsung, NEC Corporation of America, and Lenovo (United States), Inc., seeking money damages and other relief.

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

 Results of Operations for the Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% change	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% change
Revenue
Printed products	$4,407,000	$3,822,000	15%	$7,571,000	$7,101,000	7%
Technology sales, services and licensing	476,000	458,000	4%	940,000	$949,000	-1%
Total revenue	$4,883,000	$4,280,000	14%	$8,511,000	$8,050,000	6%

For the three months ended June 30, 2014, total revenue was approximately $4.9 million, representing an increase of 14% from the corresponding three months ended June 30, 2013. Revenues from the sale of printed products increased 15%, which reflected a 23% increase in revenues from packaging and printing, primarily driven by an increase in packaging sales which offset decreases in commercial printing sales and plastics products. Technology sales, services and licensing revenue increased 4% which reflected a 24% increase in revenues from the sale of the Company’s digital products offset by a decrease in licensing revenue of 21% for the three months ended June 30, 2014, as compared to the same period in 2013.

For the six months ended June 30, 2014, total revenue was approximately $8.5 million, an increase of 6% from the six months ended June 30, 2013. Revenues from the sale of printed products increased 7%, which reflected an 8% increase in revenues from packaging and printing, primarily driven by an increase in packaging sales which offset decreases in commercial printing sales and a 1% increase in sales of plastics products. Technology sales, services and licensing revenue decreased 1% for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to lower royalty payments made by our security print technology licensees, which was offset by a 19% increase in revenues from the sale of the Company’s digital products.

Costs and expenses

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% change	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$3,197,000	$2,546,000	26%	$5,395,000	$4,749,000	14%
Sales, general and administrative compensation	1,154,000	1,221,000	-5%	2,446,000	2,356,000	4%
Depreciation and amortization	1,288,000	224,000	475%	2,602,000	454,000	473%
Professional fees	502,000	602,000	-17%	1,042,000	1,016,000	3%
Stock based compensation	294,000	949,000	-69%	841,000	1,289,000	-35%
Sales and marketing	128,000	126,000	2%	301,000	208,000	45%
Rent and utilities	181,000	154,000	18%	366,000	311,000	18%
Other operating expenses	242,000	224,000	8%	449,000	446,000	1%
Research and development	112,000	62,000	81%	226,000	121,000	87%

Total costs and expenses	$7,098,000	$6,108,000	16%	$13,668,000	$10,950,000	25%

Costs of goods sold, exclusive of depreciation and amortization includes all direct cost of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased 26% and 14% during the three and six months ended June 30, 2014, respectively, primarily reflecting higher materials costs due to the increase in packaging sales as a percentage of total sales as compared to the three and six months ended June 30, 2013.

Sales, general and administrative compensation costs, excluding stock based compensation, decreased 5% and increased 4% during the three and six months ended June 30, 2014, respectively, compared to the corresponding 2013 periods, which reflected the addition of employees from our DSS Technology Management division, which was acquired on July 1, 2013, and which therefore was not a component of the corresponding 2013 period amounts, offset by a decrease in bonus compensation expense in the 2014 periods and a decrease in the number of employees at our printed products group following the consolidation of our packaging and printing operations into one location in January 2014.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization increased 475% and 473% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding 2013 periods, due to the additional amortization of patent assets owned by our DSS Technology Management group valued at approximately $27.9 million on the date of acquisition of July 1, 2013, along with approximately $3.7 million of patent assets acquired by the Company since July 1, 2013 which costs and related amortization were not a component of the pre-July1, 2013 periods.

Professional fees decreased 17% and increased 3% in the three and six months ended June 30, 2014 compared to the corresponding 2013 periods. The decrease during the three months ended June 30, 2014 was primarily due to the significant legal costs incurred during the corresponding 2013 periods in connection with the Company’s July 1, 2013 merger, that were not incurred in 2014. For the six months ended June 30, 2014, the reduction in merger related costs has been offset by a significant increase in legal, consulting and advisory expenses incurred in connection with the intellectual property monetization business of DSS Technology Management which was not a component of the corresponding 2013 period amounts.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation for the three and six months ended June 30, 2014 decreased 69% and 35%, respectively, from the corresponding 2013 periods, primarily due to the significant stock based compensation expense recorded in the second quarter of 2013 in conjunction with the July 1, 2013 merger.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 2% during the three months ended June 30, 2014, and increased 45% during the six months ended June 30, 2014, as compared to the corresponding 2013 periods. The increase during the first six months of 2014 is primarily due to increases in travel costs and marketing study costs associated with the Company’s sales and marketing efforts for its AuthentiGuard™ smart phone based products, offset by fluctuations in the timing of those costs.

Rent and utilities  increases during the three and six months ended June 30, 2014, respectively, as compared to the corresponding 2013 periods, are due to the increased costs of the New York, Texas and Virginia office locations maintained by our DSS Technology Management group acquired in July, 2013, and which therefore were not a component of the corresponding 2013 amounts.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Other operating expenses increased 8% and 1% for the three months and six months ended June 30, 2014, respectively, as compared to the corresponding 2013 periods, primarily due to an increase in equipment and miscellaneous costs associated with the Company’s effort to lower equipment maintenance costs.

Net Loss and Loss per Share

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% change	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% change
Net loss	$(2,344,000)	$(1,925,000)	22%	$(5,399,000)	$(3,057,000)	77%

Earnings per share:
Basic and diluted	$(0.06)	$(0.09)	-33%	$(0.13)	$(0.14)	-7%

Shares used in computing earnings per share:
Basic and diluted	42,040,907	21,710,034	94%	41,982,770	21,711,503	93%

During the three and six months ended June 30, 2014, we had a net loss of approximately $2,344,000 and $5,399,000, respectively, representing increases of 22% and 77%, respectively, in our net losses as compared to the corresponding 2013 periods. The increases in net loss were primarily the result of the significant increase in amortization costs incurred during the 2014 periods for the carrying value of our patent assets acquired in connection with our acquisition of DSS Technology Management in July 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital requirements primarily through the private placement of our equity securities and debt financings. As of June 30, 2014, we had cash of approximately $1.3 million and restricted cash of approximately $245,000. In addition, we had $1,000,000 available to our packaging division under a revolving credit line. In addition, our subsidiary, DSS Technology Management expects to receive a $1.5 million milestone payment in the second half of 2014 which will be available to us to meet our general operating cash needs.

Operating Cash Flow – During the first six months of 2014, we used approximately $1,104,000 of cash for operations, representing an 18% increase from a use of cash for operations during the first six months of 2013.

Investing Cash Flow - During the first six months of 2014, we paid approximately $158,000 for building improvements that were not financed, $750,000 for investments into VirtualAgility and Express Mobile as part of our IP monetization strategy, $1,150,000 for 115 patents in the semiconductor field and approximately $47,000 for capitalized patent application and filing fees for internally developed patents.

Financing Cash Flows - During the first six months of 2014, we paid a net of approximately $158,000 against our revolving line of credit, paid long-term debt of approximately $299,000, and received $2,691,000 from a limited-recourse promissory note entered into by our subsidiary, DSS Technology Management. In addition, the Company sold 209,700 shares of common stock at a purchase price of $1.44 per share to an institutional investor for a total purchase price of approximately $302,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2014, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the remediation plan discussed below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

 Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of December 31, 2013, we determined that we did not maintain a sufficient compliment of qualified accounting personnel and controls associated with segregation of duties of the financial reporting process that resulted in a material weakness. During the first half of 2014, in accordance with our plan of remediation, we received guidance from our third party accounting and advisory firm to: (1) provide technical accounting research and guidance related to existing or newly applicable authoritative pronouncements; (2) provide assistance with drafting financial statements, the applicable disclosures and reviewing supporting schedules; and (3) assist in the valuation of assets and liabilities. As a result of the adoption of such measures, we believe that we have remediated our material weakness regarding sufficient compliment of qualified accounting personnel and controls associated with segregation of duties over the financial reporting process. We continue to evaluate the remedial measures and the material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than as described, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2014, the Company issued a warrant to purchase up to 60,000 of the Company’s common stock at $1.60 per share to a vendor of investor relations services. The warrants have a term of 3 years and will vest pro ratably over 12 monthly periods. Also, on May 2, 2014, the Company issued fully vested five-year warrants to purchase 40,000 shares of the Company’s common stock at $1.50 per share in conjunction with the extension of the Company’s $850,000 term note that was due to expire in May 2014 to May 2015.

The securities issued in these transactions were exempt from registration under the Securities Act of 1933, as amended in reliance on Section 4(a)(2) thereof.

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

DOCUMENT SECURITY SYSTEMS, INC.

August 12, 2014	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

August 12, 2014	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

