Form 10-Q
period 2014-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2014-11-13
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes ☐ No ☒

As of November 13, 2014, there were 42,213,654 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC. FORM 10-Q TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION
Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults upon Senior Securities	26
Item 4	Mine Safety Disclosures	26
Item 5	Other Information	26
Item 6	Exhibits	26
Signatures		27

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of
	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current assets:
Cash	$1,899,977	$1,977,031
Restricted cash	391,293	500,000
Accounts receivable, net of allowance
of $68,000 ($60,000- 2013)	1,855,196	2,149,123
Inventory	1,165,923	834,979
Prepaid expenses and other current assets	578,466	403,107
Deferred tax asset, net	166,491	223,323
Total current assets	6,057,346	6,087,563

Property, plant and equipment, net	5,166,713	5,157,852
Investments and other assets	774,702	11,448,008
Goodwill	15,046,197	15,046,197
Other intangible assets, net	27,343,873	29,602,591
Total assets	$54,388,831	$67,342,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,478,822	$1,421,765
Accrued expenses and other current liabilities	1,691,972	1,455,629
Revolving lines of credit	-	158,087
Short-term debt	850,000	824,857
Current portion of long-term debt, net	464,066	613,488
Total current liabilities	4,484,860	4,473,826

Long-term debt, net	7,028,199	3,087,358
Other long-term liabilities	502,828	27,566
Deferred tax liability, net	317,522	1,364,447

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 42,213,654 shares issued and outstanding
(49,411,486 on December 31, 2013)	844,273	988,230
Additional paid-in capital	99,584,712	97,790,426
Accumulated other comprehensive loss	(43,828)	(27,566)
Accumulated deficit	(58,329,735)	(44,862,076)
Non-controlling interest in subsidiary	-	4,500,000
Total stockholders' equity	42,055,422	58,389,014
Total liabilities and stockholders' equity	$54,388,831	$67,342,211

See accompanying notes to the condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Printed products	$4,489,460	$3,671,764	$12,060,221	$10,772,849
Technology sales, services and licensing	474,834	577,606	1,415,195	1,526,281
Total revenue	4,964,294	4,249,370	13,475,416	12,299,130

Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	3,111,062	2,507,620	8,505,957	7,256,816
Selling, general and administrative (including stock based compensation)	2,480,627	2,679,518	8,152,186	8,426,206
Depreciation and amortization	1,321,536	1,206,819	3,923,220	1,660,948
Impairment of assets	11,749,528	516,726	11,749,528	516,726
Total costs and expenses	18,662,753	6,910,683	32,330,891	17,860,696

Operating loss	(13,698,459)	(2,661,313)	(18,855,475)	(5,561,566)

Other expense:
Interest expense	(88,812)	(64,972)	(252,667)	(158,487)
Amortization of note discount and loss on debt extinguishment	-	(17,367)	(51,915)	(71,189)
Foreign currency translation gain	18,725	-	2,305	-
Loss before income taxes	(13,768,546)	(2,743,652)	(19,157,752)	(5,791,242)

Income tax benefit	(999,567)	(9,205,488)	(990,093)	(9,196,014)

Net income (loss) including noncontrolling interest	$(12,768,979)	$6,461,836	$(18,167,659)	$3,404,772

Less: loss attributable to noncontrolling interest	4,700,000	-	4,700,000	-

Net income (loss) to common shareholders	(8,068,979)	6,461,836	(13,467,659)	3,404,772

Other comprehensive income (loss):
Interest rate swap (loss) gain	8,955	2,609	(16,262)	78,717

Comprehensive income (loss)	$(12,760,024)	$6,464,445	$(18,183,921)	$3,483,489

Less: Comprehensive net loss attributable to noncontrolling interest	4,700,000	-	4,700,000	-

Comprehensive income (loss) to common shareholders	(8,060,024)	(6,464,445)	(13,483,921)	3,483,489

Earnings per common share:
Basic	$(0.19)	$0.15	$(0.32)	$0.12
Diluted	$(0.19)	$0.15	$(0.32)	$0.12

Shares used in computing earnings per common share:
Basic	42,213,654	41,911,569	42,060,015	28,444,037
Diluted	42,213,654	41,914,855	42,060,015	28,462,741

See accompanying notes to condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$(18,167,659)	$3,404,772
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	3,923,220	1,660,948
Stock based compensation	1,105,395	1,579,641
Paid in-kind interest	30,000	-
Amortization of note discount	30,010	44,937
Loss on extinguishment of debt	-	26,252
Impairment of intangible assets and investments inclusive of nontrolling interest	11,749,528	516,726
Change in deferred tax provision	(990,093)	(9,196,014)
Foreign currency translation gain	(2,305)	-
Decrease (increase) in assets:
Accounts receivable	293,927	389,521
Inventory	(330,944)	(282,842)
Prepaid expenses and other assets	(210,504)	(188,203)
Restricted cash	108,707	-
Increase in liabilities:
Accounts payable	48,669	72,847
Accrued expenses and other liabilities	831,239	50,942
Net cash used by operating activities	(1,580,810)	(1,920,473)

Cash flows from investing activities:
Purchase of equipment and building improvements	(257,764)	(321,230)
Acquisition of business	-	6,560,890
Purchase of investments	(750,000)	(250,000)
Purchase of intangible assets	(1,216,063)	(2,557,825)
Net cash (used) provided by investing activities	(2,223,827)	3,431,835

Cash flows from financing activities:
Net payments on revolving lines of credit	(158,087)	23,660
Payments of long-term debt	(457,303)	(233,228)
Borrowings of long-term debt	4,041,000	-
Issuances of common stock, net of issuance costs	301,973	48,767
Net cash provided (used) by financing activities	3,727,583	(160,801)

Net (decrease) increase in cash	(77,054)	1,350,561
Cash beginning of period	1,977,031	1,887,163
Cash end of period	$1,899,977	$3,237,724

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company” or “DSS”), through two of its subsidiaries, Premier Packaging Corporation, which also does business under the assumed names of DSS Packaging and Printing Group, and Plastic Printing Professionals, Inc., which also does business under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc. (“DSS Technology Management”), acquires intellectual property assets, interests in companies owning intellectual property assets, and assists others in managing their intellectual property, for the purpose of monetizing intellectual property assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive loss and cash flows include all adjustments, considered necessary for their fair presentation in accordance with U.S. GAAP. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2013.

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

Restricted Cash –As of September 30, 2014, cash of $391,293 ($500,000 – December 31, 2013) received pursuant to a proceeds rights agreement, is restricted for payments of costs and expenses associated with one of the Company’s monetization programs.

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

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s convertible note payable is recorded at its face amount, net of an unamortized premium for a beneficial conversion feature and as of September 30, 2014, has an estimated fair value of approximately $221,000 ($539,000 at December 31, 2013) based on the underlying shares the note can be converted into at the trading price on September 30, 2014. Since the underlying shares the debt could be converted into are trading in an active, observable market, and are considered similar to the debt itself, the fair value measurement qualifies as a Level 2. It is not practical to estimate the fair value of the Company’s cost method investments because there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as cash flow hedges under U.S. GAAP. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank (defined below) based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to these cash flow hedges recorded in accumulated other comprehensive loss and other liabilities at September 30, 2014 was approximately $44,000 ($28,000 - December 31, 2013), which is included in other long-term liabilities on the balance sheet.

The Company has notional amounts of approximately $1,217,000 as of September 30, 2014 on its interest rate swap agreements for its debt with RBS Citizens, N.A. (“Citizens Bank”) (See Note 5). The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$125,000	3.91%	5.70%	February 1, 2015
$1,092,104	3.31%	5.87%	August 30, 2021

Goodwill-. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company’s has several reporting units with goodwill. The Company’s packaging and printing segment and the Company’s plastics segment businesses fair value are based on the income approach based on estimates of future revenues, operating income and other factors such as working capital and capital expenditures. The Company’s technology management segment’s fair value is primarily based on expected future cash flows generated from its patents, including future license revenues and settlements from enforcement activities. License and settlements estimates from enforcement activities fair value estimates are based on relief from royalty analysis with variable discounts based on the stage of the enforcement case.

In the third quarter of 2014, as a result of a decline in the Company’s market capitalization and the significant impairment of one of the Company’s investments, the Company performed the first step of the goodwill impairment test as of September 30, 2014 in order to identify potential impairment by comparing the fair value of the reporting units with their carrying amounts, including goodwill. Based upon the first step of the goodwill impairment test performed as of September 30, 2014, the Company determined that the fair value each of its reporting units individually and in the aggregate was in excess of their carrying amounts and therefore the second step of the goodwill impairment test was not required.

While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. For instance, actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value and a subsequent and persistent decline in the Company’s market capitalization could change the Company’s current estimates of fair value which could result in a material impairment of goodwill. The Company will further review goodwill for impairment during its annual impairment test during the fourth quarter of 2014.

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

As of September 30, 2014 and 2013, there were 12,077,804 and 18,753,340 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, overallotment options, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares were excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would have been anti-dilutive to the Company’s losses in the respective periods. For the three months ended September 30, 2013, based on the average market price of the Company’s common stock during that period of $1.49, 3,286 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. For the nine months ended September 30, 2013, based on the average market price of the Company’s common stock during that period of $2.16, 18,704 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the nine months ended September 30, 2014, two customers accounted for 42% of the Company’s consolidated revenue. As of September 30, 2014, these customers accounted for 32% of the Company’s trade accounts receivable balance. During the nine months ended September 30, 2013, one of these customers accounted for 24% of the Company’s consolidated revenue. As of September 30, 2013, this customer accounted for 23% of the Company’s trade accounts receivable balance. The risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements Not Yet Adopted – In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not yet selected a transition method and its currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

2.	Inventory

Inventory consisted of the following:

	September 30, 2014	December 31, 2013

Finished Goods	$487,740	$395,767
Work in process	222,791	129,627
Raw Materials	455,392	309,585
	$1,165,923	$834,979

3.	Investments

Since March 2013, DSS Technology Management has made a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. Each non-recourse note, when purchased, is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds, if any, derived from VirtualAgility’s patent portfolio. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investment, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investment options in VirtualAgility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its acquisition accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as of July 1, 2013. A relief from royalty methodology was used to value the potential proceeds to be derived from the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the VirtualAgility patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows. The measurement of the VirtualAgility investment constitutes a Level 3 input. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of December 31, 2013, the investment in VATI was $11,250,000 and DSS Technology Management owned 60% of VATI. As of December 31, 2013, VATI owned 438,401 shares of common stock of VirtualAgility. On February 14, 2014, DSS Technology Management contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May 2014, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of June 30, 2014, VATI owned 657,119 shares of common stock of VirtualAgility. As of June 30, 2014, investment in VATI was approximately $11,750,000 and DSS Technology Management owned 60% of VATI. VATI did not record any income or loss during the six months ended June 30, 2014.

VirtualAgility is currently the plaintiff in a patent infringement lawsuit against Salesforce.com, Inc. et al. In May of 2014, Salesforce.Com, Inc., as Petitioner, filed a petition with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting covered business method patent review of claims 1-21 of U.S. Patent No. 8,095,413 B1, which is the patent being asserted by VirtualAgility in the lawsuit (the “413 Patent”), alleging that claims 1-21 of the 413 Patent are unpatentable. On September 16, 2014, the PTAB issued a written decision holding that challenged claims 1-21 of the 413 Patent are unpatentable, and also denied VirtualAgility’s contingent motion to amend the challenged claims. As a result of the PTAB’s decision, the Company estimated that its investment in VATI was impaired and as a result, the Company recorded an impairment of its investment in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment was attributable to a noncontrolling interest, which equated to a net impairment charge during the third quarter of 2014 of approximately $7,050,000.

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

On May 23, 2014, the Company’s subsidiary, DSS Technology Management, purchased 115 patents covering certain methods and processes in the semiconductor industry for $1,150,000.  In addition, the Company has capitalized approximately $66,000 of patent application costs during the nine months ended September 30, 2014.

Intangible assets are comprised of the following:

		September 30, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	$1,997,300	$1,485,047	$512,253	$1,997,300	$1,343,819	$653,481
Acquired intangibles-patents and patent rights	Varied (1)	31,506,567	5,301,745	26,204,822	30,356,164	2,042,083	28,314,081
Patent application costs	Varied (2)	1,031,183	404,385	626,798	965,523	330,494	635,029
		$34,535,050	$7,191,177	$27,343,873	$33,318,987	$3,716,396	$29,602,591

(1) acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2014, the weighted average remaining useful life of these assets in service was approximately 6.1 years.

(2) patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2014, the weighted average remaining useful life of these assets in service was approximately 8.2 years.

Intangible asset amortization expense for the nine months ended September 30, 2014 amounted to $3,474,781 ($1,213,872 for the same period in 2013).

Approximate expected intangible asset amortization for the fourth quarter of 2014 and for each of the five succeeding fiscal years is as follows:

Fourth quarter of 2014	$1,173,000
2015	$4,603,000
2016	$4,403,000
2017	$4,384,000
2018	$4,248,000
2019	$3,975,000
Thereafter	$4,558,000
Total	$27,344,000

5.	Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $1,000,000 that bears interest at 1 Month LIBOR plus 3.75% (3.91% as of September 30, 2014) and matures on May 31, 2015. As of September 30, 2014, the revolving line had a balance of $0 ($158,087 as of December 31, 2013).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments” and recognized a loss on extinguishment of $26,252. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value will be amortized over the remaining life of the note. The carrying amount of the note on September 30, 2014 was approximately $612,000 ($633,000 at December 31, 2013).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. As of September 30, 2014, the debt was recorded as short-term debt and had a carrying value and outstanding balance of $850,000. As of December 31, 2013, the debt was recorded as short-term debt and had a carrying value of $824,857 with an outstanding balance of $850,000 net of unamortized discount of $25,143.

Term Loan Debt - On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, Premier Packaging entered into a term loan with Citizens Bank for $1,500,000.  As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity in February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.91% at September 30, 2014).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of September 30, 2014, the balance of the term loan was $125,000 ($350,000 at December 31, 2013).

On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.16% at September 30, 2014). As of September 30, 2014, the balance under this term note was $22,184 ($30,171 at December 31, 2013).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of September 30, 2014, the loan had a balance of $1,127,713 ($1,303,900 at December 31, 2013).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.31% at September 30, 2014). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance of $919,677 is due. As of September 30, 2014, the Promissory Note had a balance of $1,092,113 ($1,132,998 at December 31, 2013).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was to converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.31% at September 30, 2014), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of September 30, 2014, the note had a balance of $442,500 (250,464 –December 31, 2013).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In March 2014, Premier Packaging was notified that it was not in compliance with the required fixed charge coverage ratio as of December 31, 2013. In March 2014, the Company received a waiver as of December 31, 2013 from Citizens Bank, relating to the above-mentioned financial covenant. For the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Promissory Notes and other long-term liabilities - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, entered into an agreement with certain investors pursuant to which the Company contracted to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of the Company’s intellectual property (the “Agreement”). On February 13, 2014, the Company received the first advance of $2,000,000 in exchange for a promissory note in the amount of $1,791,000 (the “Initial Advance Note”) fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, upon achieving the First Milestone as defined in the Agreement, the Company issued to the investors a promissory note in the amount of $900,000 (the “First Milestone Note”) and fixed return equity interests in the amount of $100,000, and in turn received $1,000,000 (collectively, the “First Milestone Advance”). On September 5, 2014, upon achieving the Second Milestone as defined in the Agreement, the Company issued to the investors a promissory note in the amount of $1,350,000 (the “Second Milestone Note”) and fixed return equity interests in the amount of $150,000, and in turn received $1,500,000 (collectively, the “Second Milestone Advance”). This Second Milestone payment was the final payment under the agreement. The Initial Advance Note, the First Milestone Note, and the Second Milestone Note (collectively, the “Notes”) bear interest at a rate per annum equal to the Applicable Federal Rate on the unpaid principal amount thereof, which was 1.95% as of September 30, 2014. The Notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the Agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. At the Company’s option, it may pay accrued interest when due on the Notes, or elect to capitalize the accrued interest, adding it to the principal thereof. The maturity date of all the Notes shall be the date four years after issuance (February 13, 2018) of the Initial Advance Note. As of September 30, 2014, an aggregate of $4,071,000, which includes $30,000 of accrued interest, was outstanding under the Notes and is included in long-term debt on the balance sheet and $459,000 was outstanding under the fixed return equity interest and contingent equity interests which is included in other long term liabilities on the balance sheet. See Note 8. Commitments and Contingencies.

6.	Stockholders’ Equity

On June 16, 2014, the Company sold 209,700 shares of common stock at a purchase price of $1.44 per share to an institutional investor for a total purchase price of approximately $302,000. Additionally, from the date of the closing until 90 days after the closing date, the investor had a non-transferable overallotment right to purchase up to 209,700 additional shares of common stock at a price per share of $1.60, for an additional subscription amount of up to an aggregate of approximately $335,500. The overallotment option was not executed by the investor and expired on September 14, 2014.

Restricted Shares – In conjunction with its Merger with Lexington Technology Group on July 1, 2013 (See Note 7) the Company issued 7,100,000 shares of the Company’s Common Stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013. Pursuant to the escrow agreement, the shares of the Company’s Common Stock deposited in the escrow account would be released to the holders if and when the closing price per share of the Company’s Common Stock exceeded $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold was not achieved, the shares of the Company’s Common Stock held in escrow would be cancelled and returned to the treasury of the Company. The holders of the escrow shares had voting rights with respect to the shares until such shares were either released or retired after one year. As of July 1, 2014, the vesting criteria for the escrow shares was not met. As a result, the Company received authorization from holders of an aggregate of 3,038,357 of the escrow shares to retire such shares as of June 29, 2014. The remaining 4,061,643 escrow shares were retired on July 1, 2014. The Company had also issued an aggregate of 786,678 shares of Common Stock to Palladium Capital as compensation for advisory services performed in connection with the Merger. Of those shares issued to Palladium Capital, 400,000 were being held in escrow pursuant to the same terms and conditions as those set forth in the escrow agreement. Since Paladium Capital’s escrow shares did not vest, the Company received authorization from Palladium Capital to retire their 400,000 escrow shares as of June 29, 2014.

Stock Options - During the nine months ended September 30, 2014, the Company issued options to purchase up to an aggregate of 1,138,697 shares of its common stock to its employees that met certain minimum employment criteria, all with an exercise price of $2.00 per share. The aggregate fair value of these options amounted to approximately $886,000 as determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 70.4%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates.

Stock Warrants - During the nine months ended September 30, 2014, the Company issued 8,443 shares of its common stock in exchange for warrants to purchase 80,645 shares of the Company which were exercisable at a price of $3.10 per share, dated February 13, 2012 and expiring February 12, 2017. In May 2014, the Company issued a warrant to purchase up to 60,000 of the Company’s common stock at $1.60 per share to a vendor of investor relations services. The warrants have a term of 3 years and will vest pro ratably over 12 monthly periods. The warrant was valued at approximately $34,000 using the Black-Scholes-Merton option pricing model with a volatility of 71.4%, a risk free rate of return of 1.67% and zero dividend and forfeiture estimates. Also in May 2014, the Company issued fully vested five-year warrants to purchase 40,000 shares of the Company’s common stock at $1.50 per share in conjunction with the extension of the Company’s $850,000 term note that was due to expire in May 2014 to May 2015. The estimated fair value of the warrant was recognized as expense on the date of grant. The warrant was valued at approximately $27,000 using the Black-Scholes-Merton option pricing model with a volatility of 65.5%, a risk free rate of return of 1.57% and zero dividend and forfeiture estimates.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2014, the Company had stock compensation expense of approximately $1,105,000 or $0.03 basic and diluted earnings per share ($1,580,000; $0.06 basic earnings per share for the corresponding nine months ended September 30, 2013).

In March 2014, the Company issued an aggregate of 84,025 shares of the Company’s common stock to certain of its directors in settlement of approximately $134,000 of board of director fees owed to such directors.

As of September 30, 2014, there was approximately $1,488,000 of total unrecognized compensation costs related to options, warrants and restricted stock granted under the Company’s stock option plans that will be recognized over the next 24 months. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

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

(unaudited)	Nine Months Ended September 30, 2013

Revenue	$12,327,000
Operating Loss	(6,188,000)
Net loss	(7,192,000)
Earnings per share:
Basic and diluted	$(0.17)

8.	Commitments and Contingencies

In October 2011, the Company initiated litigation against Coupons.com Incorporated (Coupons.com) alleging, among other things, that Coupons.com misused certain of the Company’s proprietary technology in violation of the terms of a nondisclosure agreement between the parties. On July 10, 2014 the US District Court for the Western District of New York heard oral arguments in connection with Coupons.com’s motion for Summary Judgment, and on October 28, 2014, Coupons.com’s motion was granted and the case was dismissed. The Company may appeal the District Court’s decision.

In October 2012, Bascom Research, a subsidiary of Lexington Technology Group, Inc. (LTG), now known as DSS Technology Management, Inc., acquired by the Company in July 2013, initiated litigation with Facebook, Inc., LinkedIn Corporation and three other defendants in the US District Court for the Eastern District of Virginia. The complaint alleged infringement by the defendants of four patents that are instrumental to social and business networking technology and related to the manner in which users and application developers on the Facebook and LinkedIn platforms make connections between “objects” such as photos, people, events and pages. In January 2013, all five cases were transferred to the US District Court for the Northern District of California. In April and May of 2013, LTG announced that Bascom Research had reached settlements with two of the named defendants. Currently, Facebook and LinkedIn remain as defendants in the litigation.

On May 22, 2014, Facebook, Inc. filed a Petition for Covered Business Method (CBM) Patent Review with the USPTO’s Patent Trial and Appeal Board (PTAB). On September 3, 2014, Bascom Research filed a preliminary response to the CBM petition, and a decision by the PTAB on whether or not to institute the CBM proceeding should be delivered within 90 days following the petition, or about December 2, 2014.

On August 30, 2014, the parties held a case management conference that set dates for a hearing to address Facebook’s motion for summary judgment, which alleges that the Bascom Research patents are invalid under the patent-eligibility (section 101) standard established in Alice Corp v. CLS Bank International, and for the claims construction (Markman) hearing. The Summary Judgment hearing will take place on November 21, 2014, and the Markman hearing is scheduled for February 26, 2015.

On November 29, 2013, DSS Technology Management, Inc. (DSSTM) initiated litigation against Apple, Inc. (Apple) in the US District Court for the Eastern District of Texas. DSSTM’s complaint alleges infringement by Apple of DSSTM patents that relate to systems and methods of using low power wireless peripheral devices.

A Markman hearing in DSSTM’s litigation with Apple in the Eastern District of Texas had been scheduled for November 6, 2014. On October 28, 2014 the case was stayed pending a determination of Apple’s motion to transfer the case to the Northern District of California, which had been submitted on March 3, 2014. On November 7, 2014, the Company learned that Apple’s motion to transfer was granted. DSSTM anticipates that this Markman hearing will now take place following the completion of the transfer of the case to the Northern District of California.

On March 10, 2014, DSS Technology Management, Inc. (DSSTM) initiated litigation with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC), Samsung Electronics Co. Inc., and NEC Corporation of America in the US District Court for the Eastern District of Texas. DSSTM’s complaint against these companies alleges infringement of DSS patents relating to a semiconductor manufacturing process called “double-patterning.”

On June 24, 2014, TSMC filed a petition for Inter Partes Review (IPR) with the USPTO Patent Trial and Appeal Board, and DSSTM filed its preliminary response to that petition on October 17, 2014.

On November 3, 2014, TSMC filed a motion to transfer its case to the Northern District of California. A decision has not yet been rendered by the District Court for this motion.

On May 30, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Lenovo (United States), Inc. for patent infringement of a patent owned by DSS Technology Management in the wireless peripheral technology space. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Lenovo (United States), Inc. The case is currently in the pleadings stage.

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

Contingent Litigation Payments –  The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of September 30, 2014, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments –  The Company is party to certain agreements with funding partners who have rights to portions of IP monetization proceeds that the Company receives.

Related Party Consulting Payments –  The Company has a consulting agreement with Patrick White, its former CEO. During the nine months ended September 30, 2014, the Company paid approximately $112,000 to Mr. White and expects to pay approximately $68,000 in future monthly payments through the expiration of the agreement in March 2015. Company paid approximately $139,000 during nine months ended September 30, 2013.

9.	Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2014 and 2013 is approximately as follows:

	2014	2013
Cash paid for interest	$255,000	$149,000
Non-cash investing and financing activities:
(Loss) gain from change in fair value of interest rate swap derivatives	$(16,000)	$79,000
Equity issued for acquisition	$-	$40,567,000
Accrued liabilities with related parties settled with equity	$134,000	$-
Financing of building improvements	$200,000	$-
Change in non-controlling interest	$(4,500,000)	$-
Warrants issued with debt	$-	$69,000
Accounts payable converted to debt	$-	$153,000
Financing of equipment purchase	$-	$1,706,000
Intrinsic value of beneficial conversion feature at reacquisition	$-	$75,000
Escrow shares retired	$150,000	$-

10.	Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2014 and 2013 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended September 30, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$3,575,000	914,000	475,000	-	$4,964,000
Depreciation and amortization	150,000	27,000	1,145,000	-	1,322,000
Stock based compensation	18,000	10,000	24,000	213,000	265,000
Impairment of investment	-	-	11,750,000	-	11,750,000
Less: loss attributable to noncontrolling interest	-	-	4,700,000	-	4,700,000
Net income (loss) to common shareholders	297,000	45,000	(7,658,000)	(753,000)	(8,069,000)

Nine Months Ended September 30, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$9,321,000	2,735,000	1,419,000	-	$13,475,000
Depreciation and amortization	406,000	127,000	3,389,000	1,000	3,923,000
Stock based compensation	111,000	62,000	141,000	791,000	1,105,000
Impairment of investment	-	-	11,750,000	-	11,750,000
Less: loss attributable to noncontrolling interest	-	-	4,700,000	-	4,700,000
Net income (loss) to common shareholders	496,000	22,000	(10,890,000)	(3,096,000)	(13,468,000)
Identifiable assets	9,519,000	2,083,000	41,773,000	1,014,000	54,389,000

Three Months Ended September 30, 2013	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$2,859,000	813,000	577,000	-	$4,249,000
Depreciation and amortization	151,000	43,000	1,012,000	1,000	1,207,000
Deferred tax benefit, net	-	-	-	(9,205,000)	(9,205,000)
Net income (loss)	27,000	(30,000)	(1,820,000)	8,285,000	6,462,000

Nine Months Ended September 30, 2013	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$8,609,000	2,619,000	1,071,000	-	$12,299,000
Depreciation and amortization	454,000	134,000	1,071,000	2,000	1,661,000
Net income (loss)	145,000	9,000	(2,213,000)	5,464,000	3,405,000
Identifiable assets	10,133,000	2,039,000	51,633,000	1,017,000	64,822,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2013 and this report, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

Prior to 2006, our revenues were derived primarily from the licensing of our proprietary technology. In 2006, we began a series of acquisitions designed to expand our ability to produce our products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc., a privately held plastic cards manufacturer located in the San Francisco, California area which became the “DSS Plastics Group”. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, which became the “DSS Printing Group”. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in Victor, New York, which became the “DSS Packaging Group”. In May 2011, we acquired ExtraDev, Inc., a privately held information technology and cloud computing company located in the Rochester, New York area which became the “DSS Digital Group”. In January 2014, we combined our packaging and printing operations into our Victor, New York facility.

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

On February 13, 2014, DSS Technology Management entered into an agreement with investors to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of DSS Technology Management’s intellectual property. On February 13, 2014, the Company received $2,000,000 under the agreement and on March 27, 2014, DSS Technology Management received $1,000,000 under the agreement. On September 5, 2014, DSS Technology Management received the remaining $1,500,000 under the Agreement.

On May 23, 2014, DSS Technology Management, purchased 115 patents covering certain methods and processes in the semiconductor industry for $1,150,000.

On September 16, 2014, the Company recorded an impairment charge for its investment in VirtualAgility, Inc., which was acquired in the Company’s merger with Lexington Technology Group. VirtualAgility received an adverse decision in its patent infringement case against Salesforce.com which negatively affected the Company’s ability to recover its investment it had made in VirtualAgility. As a result, the Company recorded an impairment of its investment in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment was attributable to a noncontrolling interest, which equated to a net impairment charge during the third quarter of 2014 of approximately $7,050,000.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% change	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% change
Revenue
Printed products	$4,489,000	$3,672,000	22%	$12,060,000	$10,773,000	12%
Technology sales, services and licensing	475,000	578,000	-18%	1,415,000	$1,526,000	-7%
Total revenue	$4,964,000	$4,250,000	17%	$13,475,000	$12,299,000	10%

For the three months ended September 30, 2014, total revenue was approximately $5.0 million, representing an increase of 17% from the corresponding three months ended September 30, 2013. Revenues from the sale of printed products increased 22%, which reflected a 25% increase in revenues from packaging and printing and a 12% increase in plastics products. Technology sales, services and licensing revenue decreased 18% which reflected an 8% increase in revenues from the sale of the Company’s digital products offset by a decrease in licensing revenue of 36% for the three months ended September 30, 2014, as compared to the same period in 2013.

For the nine months ended September 30, 2014, total revenue was approximately $13.5 million, an increase of 10% from the nine months ended September 30, 2013. Revenues from the sale of printed products increased 12%, which reflected a 14% increase in revenues from packaging and printing, primarily driven by an increase in packaging sales which offset decreases in commercial printing sales and a 4% increase in sales of plastics products. Technology sales, services and licensing revenue decreased 7% for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to lower royalty payments made by our security print technology licensees, which was offset by a 15% increase in revenues from the sale of the Company’s digital products.

Costs and expenses

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% change	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$3,111,000	$2,508,000	24%	$8,506,000	$7,257,000	17%
Sales, general and administrative compensation	1,168,000	1,204,000	-3%	3,613,000	3,560,000	1%
Depreciation and amortization	1,322,000	1,207,000	10%	3,923,000	1,661,000	136%
Professional fees	388,000	597,000	-35%	1,430,000	1,613,000	-11%
Stock based compensation	265,000	291,000	-9%	1,105,000	1,580,000	-30%
Sales and marketing	124,000	122,000	2%	425,000	330,000	29%
Rent and utilities	201,000	175,000	15%	567,000	487,000	16%
Other operating expenses	216,000	236,000	-8%	668,000	681,000	-2%
Research and development	118,000	54,000	119%	344,000	175,000	97%
Impairment of intangible assets and investments	11,750,000	517,000	2173%	11,750,000	517,000	2173%

Total costs and expenses	$18,663,000	$6,911,000	170%	$32,331,000	$17,861,000	81%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased 24% and 17% during the three and nine months ended September 30, 2014, respectively, primarily reflecting higher materials costs due to the increase in packaging sales as a percentage of total sales as compared to the three and nine months ended September 30, 2013.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 3% and increased 1% during the three and nine months ended September 30, 2014, respectively, compared to the corresponding 2013 periods, which reflected the addition of employees from our DSS Technology Management division, acquired on July 1, 2013, and which therefore was not a component of the corresponding 2013 period amounts, offset by a decrease in bonus compensation expense in the 2014 periods and a decrease in the number of employees at our printed products group following the consolidation of our packaging and printing operations into one location in January 2014.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization increased 10% and 136% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding 2013 periods, due to the additional amortization of patent assets owned by our DSS Technology Management group valued at approximately $27.9 million on the date of acquisition of July 1, 2013, along with approximately $3.7 million of patent assets acquired by the Company since July 1, 2013 which costs and related amortization were not a component of the pre-July1, 2013 periods.

Professional fees decreased 35% and 11% in the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods. The decrease during the three months ended September 30, 2014 was primarily due to the decrease in legal costs incurred in conjunction with the Company’s intellectual propery monetization business as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, the decrease in professional fees was primarily due to the lack of professional fees incurred during 2014 in connection with the Company’s July 1, 2013 merger but the Company did see a significant increase in legal, consulting and advisory expenses incurred in connection with the intellectual property monetization business of DSS Technology Management which was not a component of the corresponding 2013 period amounts.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation for the three and nine months ended September 30, 2014 decreased 9% and 30%, respectively, from the corresponding 2013 periods, primarily due to the significant stock based compensation expense recorded in the second quarter of 2013 in conjunction with the July 1, 2013 merger.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 2% during the three months ended September 30, 2014, and increased 29% during the nine months ended September 30, 2014, as compared to the corresponding 2013 periods. The increase during the first nine months of 2014 is primarily due to increases in travel costs and marketing study costs associated with the Company’s sales and marketing efforts for its AuthentiGuard™ smart phone based products, offset by fluctuations in the timing of those costs.

Rent and utilities  increases during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding 2013 periods, are due to the increased costs of the New York, Texas and Virginia office locations maintained by our DSS Technology Management group acquired in July 2013, and which therefore were not a component of the corresponding 2013 amounts.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Other operating expenses decreased 8% and 2% for the three months and nine months ended September 30, 2014, respectively, as compared to the corresponding 2013 periods, primarily due to an increase in equipment and miscellaneous costs associated with the Company’s effort to lower equipment maintenance costs.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three and nine months ended September 30, 2014, the Company’s research and development costs increased from the same periods in 2013 due to allocation of certain employees from the Company’s Digital Division to the research and development of the Company’s AuthentiSuite product line.

Impairment of intangible assets and investments- Since March 2013, the Company’s DSS Technology Management division had made a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. VirtualAgility is currently the plaintiff in a patent infringement lawsuit against Salesforce.com, Inc. et al.  The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. Each non-recourse note, when purchased, was eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds, if any, derived from VirtualAgility’s patent portfolio. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options were exercised, DSS Technology Management would have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investment, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investment options in VirtualAgility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its acquisition accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as of July 1, 2013. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. On February 14, 2014, DSS Technology Management contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May 2014, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May of 2014, Salesforce.Com, Inc., as Petitioner, filed a petition with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting covered business method patent review of claims 1-21 of U.S. Patent No. 8,095,413 B1, which is the patent being asserted by VirtualAgility in the lawsuit (the “413 Patent”), alleging that claims 1-21 of the 413 Patent are unpatentable. On September 16, 2014, the PTAB issued a written decision holding that challenged claims 1-21 of the 413 Patent are unpatentable, and also denied VirtualAgility’s contingent motion to amend the challenged claims. As a result of the PTAB’s decision, the Company estimated that its investment in VATI was impaired and as a result, the Company recorded an impairment of its investment in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment was attributable to a noncontrolling interest, which equated to a net impairment charge attributable to DSS during the third quarter of 2014 of approximately $7,050,000. As of September 30, 2014, VATI owned 657,119 shares of common stock of VirtualAgility and DSS Technology Management owned 60% of VATI.

Deferred Tax Benefit -  During the three months ended September 30, 2014, the Company recognized a $1,004,000 deferred tax benefit as a result of the impairment expense recognized during the period. During the three months ended September 30, 2013, the Company recognized a $9,205,000 deferred tax benefit as a result of the acquisition of DSS Technology Management. Due to the acquisition, a temporary difference between the book fair value and the tax basis for the other intangible assets acquired of $12,221,000 was created resulting in a deferred tax liability and additional goodwill. With the increase in the deferred tax liability the Company reduced the deferred tax asset valuation allowance  by the amount of net operating loss that could offset the amortization of the deferred tax liability associated with the value of the patents acquired and recognized a deferred tax benefit of approximately $9,210,000.

Net Income (Loss) including Noncontrolling Interest, Net Income (Loss) and Net Income (Loss) per Share

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% change	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% change

Net Income (loss) including noncontrolling interest	(12,769,000)	6,462,000	-298%	(18,168,000)	3,405,000	-634%

Less: loss attributable to noncontrolling interest	4,700,000	-	0%	4,700,000	-	0%

Net (loss) income to common shareholders	$(8,069,000)	$6,462,000	-225%	$(13,468,000)	$3,405,000	-496%

Earnings per common share:
Basic	$(0.19)	$0.15	-227%	$(0.32)	$0.12	-367%
Diluted	$(0.19)	$0.15	-227%	$(0.32)	$0.12	-367%

Shares used in computing earnings per common share:
Basic	42,213,654	41,911,569	1%	42,060,015	28,444,037	48%
Diluted	42,213,654	41,914,855	1%	42,060,015	28,462,741	48%

As described above, during the three months ended September 30, 2014, the Company recorded an impairment of one of its investments in the amount of approximately $11,750,000 of which $4,700,000 was attributable to a 40% noncontrolling interest in the investment held by another entity. The net impairment expense of approximately $7,050,000 attributed to DSS, partially offset by $1,004,000 of deferred tax benefit, significantly impacted the Company’s net loss recorded during the three and nine months ended September 30, 2014. In addition, during the three months ended September 30, 2013, the Company recorded a one-time deferred tax benefit of $9,205,000 which significantly impacted the Company’s net income during the three and nine months ended September 30, 2013. Without taking into account these two significant amounts, the variance in earnings during the periods present would have been much less. Net loss during the three months ended September 30, 2014 without the investment impairment charges would have been approximately $2.0 million. Without taking into account the deferred tax benefit, the Company would have experienced a net loss during the three months ended September 30, 2013 of $2.7 million. For the nine months ended September 30, 2014, net loss without the investment impairment charge would have been $7.4 million. Without taking into account the deferred tax benefit, the Company would have experienced a net loss during the nine months ended September 30, 2013 of $5.8 million. Although net loss excluding either the investment impairment charge or the deferred tax benefit is not superior to or a substitute for U.S. GAAP net loss, we believe this non-U.S. GAAP financial information is useful to investors because it more accurately reflects the net loss generated by our ongoing operations, and because it provides information for period-to-period comparisons.

Other than the aforementioned impairment and tax benefit amounts which significantly impacted the Company’s net earnings, the Company’s losses are primarily the result of the significant amount of amortization costs which the Company incurs as a result of the significant carrying values of its patent assets, most of which have been acquired in connection with or since our acquisition of DSS Technology Management in July 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital requirements primarily through the private placement of our equity securities and debt financings. As of September 30, 2014, we had cash of approximately $1.9 million and restricted cash of approximately $391,000. In addition, we had $1,000,000 available to our packaging division under a revolving credit line.

Operating Cash Flow – During the first nine months of 2014, we used approximately $1,581,000 of cash for operations, representing an 18% decrease from a use of cash for operations during the first nine months of 2013. Significantly impacting the improvement in operating cash flows was the receipt of approximately $609,000 of funds by the Company’s DSS Technology Management division in exchange for interest rights in certain of the Company’s IP monetization activities. These funds are recorded as a liability until such time the Company has completed the activity or incurred the expense for which those funds were designated.

Investing Cash Flow - During the first nine months of 2014, we paid approximately $258,000 for equipment purchases and building improvements that were not financed, $750,000 for investments into VirtualAgility and Express Mobile as part of our IP monetization strategy, $1,150,000 for 115 patents in the semiconductor field and approximately $66,000 for capitalized patent application and filing fees for internally developed patents.

Financing Cash Flows - During the first nine months of 2014, we paid a net of approximately $158,000 against our revolving line of credit, paid long-term debt of approximately $457,000, and received $4,041,000 from a limited-recourse promissory note entered into by our subsidiary, DSS Technology Management. In addition, the Company sold 209,700 shares of common stock at a purchase price of $1.44 per share to an institutional investor for a total gross purchase price of approximately $302,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2014, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the remediation plan discussed below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

As of December 31, 2013, we determined that we did not maintain a sufficient compliment of qualified accounting personnel and controls associated with segregation of duties of the financial reporting process that resulted in a material weakness. During 2014, in accordance with our plan of remediation, we received guidance from our third party accounting and advisory firm to: (1) provide technical accounting research and guidance related to existing or newly applicable authoritative pronouncements; (2) provide assistance with drafting financial statements, the applicable disclosures and reviewing supporting schedules; and (3) assist in the valuation of assets and liabilities. As a result of the adoption of such measures, we believe that we have remediated our material weakness regarding sufficient compliment of qualified accounting personnel and controls associated with segregation of duties over the financial reporting process. We continue to evaluate the remedial measures and the material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than as described, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In October 2011, the Company initiated litigation against Coupons.com Incorporated (Coupons.com) alleging, among other things, that Coupons.com misused certain of the Company’s proprietary technology in violation of the terms of a nondisclosure agreement between the parties. On July 10, 2014 the US District Court for the Western District of New York heard oral arguments in connection with Coupons.com’s motion for Summary Judgment, and on October 28, 2014, Coupons.com’s motion was granted and the case was dismissed. The Company may appeal the District Court’s decision.

In October 2012, Bascom Research, a subsidiary of Lexington Technology Group, Inc. (LTG), now known as DSS Technology Management, Inc., acquired by the Company in July 2013, initiated litigation with Facebook, Inc., LinkedIn Corporation and three other defendants in the US District Court for the Eastern District of Virginia. The complaint alleged infringement by the defendants of four patents that are instrumental to social and business networking technology and related to the manner in which users and application developers on the Facebook and LinkedIn platforms make connections between “objects” such as photos, people, events and pages. In January 2013, all five cases were transferred to the US District Court for the Northern District of California. In April and May of 2013, LTG announced that Bascom Research had reached settlements with two of the named defendants. Currently, Facebook and LinkedIn remain as defendants in the litigation.

On May 22, 2014, Facebook, Inc. filed a Petition for Covered Business Method (CBM) Patent Review with the USPTO’s Patent Trial and Appeal Board (PTAB). On September 3, 2014, Bascom Research filed a preliminary response to the CBM petition, and a decision by the PTAB on whether or not to institute the CBM proceeding should be delivered within 90 days following the petition, or about December 2, 2014.

On August 30, 2014, the parties held a case management conference that set dates for a hearing to address Facebook’s motion for summary judgment, which alleges that the Bascom Research patents are invalid under the patent-eligibility (section 101) standard established in Alice Corp v. CLS Bank International, and for the claims construction (Markman) hearing. The Summary Judgment hearing will take place on November 21, 2014, and the Markman hearing is scheduled for February 26, 2015.

On November 29, 2013, DSS Technology Management, Inc. (DSSTM) initiated litigation against Apple, Inc. (Apple) in the US District Court for the Eastern District of Texas. DSSTM’s complaint alleges infringement by Apple of DSSTM patents that relate to systems and methods of using low power wireless peripheral devices.

A Markman hearing in DSSTM’s litigation with Apple in the Eastern District of Texas had been scheduled for November 6, 2014. On October 28, 2014 the case was stayed pending a determination of Apple’s motion to transfer the case to the Northern District of California, which had been submitted on March 3, 2014. On November 7, 2014, the Company learned that Apple’s motion to transfer was granted. DSSTM anticipates that this Markman hearing will now take place following the completion of the transfer of the case to the Northern District of California.

On March 10, 2014, DSS Technology Management, Inc. (DSSTM) initiated litigation with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC), Samsung Electronics Co. Inc., and NEC Corporation of America in the US District Court for the Eastern District of Texas. DSSTM’s complaint against these companies alleges infringement of DSS patents relating to a semiconductor manufacturing process called “double-patterning.”

On June 24, 2014, TSMC filed a petition for Inter Partes Review (IPR) with the USPTO Patent Trial and Appeal Board, and DSSTM filed its preliminary response to that petition on October 17, 2014.

On November 3, 2014, TSMC filed a motion to transfer its case to the Northern District of California. A decision has not yet been rendered by the District Court for this motion.

ITEM 1A - RISK FACTORS

Except as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

While we believe that certain of our patents are being infringed by the defendants named in our various litigation matters, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office, or USPTO, will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently in our current litigation or from time to time in connection with future litigation we may bring. If this were to occur, it would have a material adverse effect on our viability and operations.

Patent litigation is inherently risky and the outcome is uncertain. Some of the parties we believe are infringing on our patents are large and well-financed companies with substantially greater resources than ours. We believe that parties will devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable our patents. It is also possible that a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

On June 19, 2014, the Supreme Court of the United States decided the case of Alice Corp. v. CSL Bank International, or Alice. The Alice case was a legal case about patentable subject matter, and pertains to software patents generally. The primary issue in the Alice case was the question of whether claims to computer-implemented inventions, including claims to systems and machines, processes, and items of manufacture, are directed to patent-eligible subject matter within the meaning of 35 U.S.C. § 101. The Alice opinion provides that an abstract idea coupled with a computer doing what a computer normally does is not something that the U.S. patent system was designed to protect. The Alice court then provided some interpretive guidance to be considered by the federal trial courts when making determinations as to whether certain patent claims constitute merely and abstract idea and, as such, are not patent-eligible subject matter within the meaning of 35 U.S.C. § 101. As a result of the Alice decision, the defendants in our Bascom case have argued that the software patents involved in our infringement case against Facebook and LinkedIn should be invalidated based on the court’s reasoning in Alice. If this should happen the value of our patent could be impaired and would result in significant impairment charge in the period of such invalidation. As of September 30, 2014, the net carrying value of our patents related to the Facebook and LinkedIn case was approximately $23 million.

As described above, the Alice case applies to software patents. Our current pending litigation matters against defendants Apple, Samsung, TSMC and NEC do not involve software patents and, as such, are not impacted by the Alice decision.

If we fail to comply with the continued listing standards of the NYSE MKT, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE MKT, and the continued listing of our common stock on the NYSE MKT is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding a low selling price for a substantial period of time.  Since September 23, 2014, the trading price of our common stock, as reported on the NYSE MKT, has been less than $1.00. There can be no assurance that we will meet the continued listing standards of the NYSE MKT. If our common stock were no longer listed on the NYSE MKT, investors might only be able to trade on the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

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

DOCUMENT SECURITY SYSTEMS, INC.

November 13, 2014	By:	/s/ Jeffrey Ronaldi

Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

November 13, 2014	By:	/s/ Philip Jones

Philip Jones Chief Financial Officer (Principal Financial Officer)

