Form 10-K
period 2014-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2015-03-30
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer (Do not check if a smaller reporting company)   ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE MKT LLC exchange on June 30, 2014, was $60,608,173.

The number of shares of the registrant’s common stock outstanding as of March 24, 2015, was 46,272,404.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “DSS”, “we”, “us”, “our” or “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate two production facilities, consisting of a combined security printing and packaging facility and a plastic card facility- where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services. In 2013, the Company expanded its business focus by merging with DSS Technology Management, Inc., formerly known as Lexington Technology Group, Inc. (as described in greater detail below), which acquires intellectual property assets and interests in companies owning intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and litigation.

Prior to 2006, our primary revenue source in our document security division was derived from the licensing of our technology. In 2006, we began a series of acquisitions designed to expand our ability to produce products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the “DSS Plastics Group”. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as “Secuprint” or “DSS Printing Group”. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in the Rochester, New York area. Premier Packaging Corporation is also referred to herein as “Premier Packaging” or the “DSS Packaging Group.” In May 2011, we acquired all of the capital stock of ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester, New York area. ExtraDev is also referred to herein as the “DSS Digital Group”.

On July 1, 2013, we merged with DSS Technology Management, Inc. (formerly known as Lexington Technology Group, Inc.), a private intellectual property monetization company. DSS Technology Management, Inc. is also referred to herein as “DSS Technology Management” or “DSSTM”. DSS Technology Management is focused on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives.

In January 2014, we moved our printing operation to the same location as our packaging operation in Victor, New York in an effort to make our printing and packaging operations more efficient.

We do business in four operating segments as follows:

DSS Packaging and Printing Group - Produces custom paperboard packaging serving clients in the pharmaceutical, beverage, photo packaging, toy, specialty foods and direct marketing industries, among others. The group also provides secure and commercial printing services for end-user customers along with technical support for our technology licensees. The division produces a wide array of printed materials such as security paper, vital records, prescription paper, birth certificates, receipts, manuals, identification materials, entertainment tickets, secure coupons, parts tracking forms, brochures, direct mailing pieces, catalogs, business cards, etc. The division also provides resources and production equipment resources for our ongoing research and development of security printing and related technologies.

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

DSS Technology Management - Acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

Our Technology Management Business

In October 2012, Bascom Research, a subsidiary of Lexington Technology Group, Inc. (“LTG”), now known as DSS Technology Management, Inc., which was acquired by us in July 2013, initiated litigation against Facebook, Inc., (“Facebook”), LinkedIn Corporation (“LinkedIn”), and three other defendants in the U.S. District Court for the Eastern District of Virginia. The complaint alleged infringement by the defendants of four patents that are instrumental to social and business networking technology and related to the manner in which users and application developers on the Facebook and LinkedIn platforms make connections between “objects” such as photos, people, events and pages. In December 2012, the case was transferred to the U.S. District Court for the Northern District of California. In April and May of 2013, LTG announced that Bascom Research had reached settlements with two of the named defendants. A third defendant was released from the case as well in 2013.

On May 22, 2014, Facebook filed a Petition for Covered Business Method (“CBM”) Patent Review with the USPTO’s Patent Trial and Appeal Board (“PTAB”). On September 3, 2014, Bascom Research filed a preliminary response to the CBM petition. On November 24, 2014, the PTAB ruled that the CBM will proceed forward.

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendants Facebook and LinkedIn, effectively ending the case at the trial court level.  On January 22, 2015, Bascom Research and Facebook entered into a Stipulation filed with the District Court whereby Bascom Research agreed not to appeal the District Court’s judgment, and Facebook agreed to request the dismissal of its pending CBM with PTAB. On February 19, 2015, Facebook and Bascom Research filed a joint motion with PTAB to terminate the CBM proceeding. The CBM proceeding was terminated on February 24, 2015.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint has alleged infringement by Apple of two of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgment for infringement and money damages from Apple in connection with the case.

On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California, which was filed on March 3, 2014. On November 7, 2014, Apple’s motion to transfer the case was granted.

On December 30, 2014, Apple filed two petitions for Inter Partes Review (“IPR”) of the patents at issue with the PTAB. DSSTM intends to file its responses to the petitions by March 30, 2015.

On May 30, 2014, DSS Technology Management filed suit against Lenovo (United States), Inc. (“Lenovo”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint has alleged infringement by Lenovo of one of DSSTM’s patents that relates to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking judgment for infringement and money damages from Lenovo in connection with the case. The case is currently in the discovery phase.

On September 27, 2013, DSS Technology Management purchased 10 patents covering certain methods and processes in the semiconductor industry. On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving one of its semiconductor patents. In this case, DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants.

On June 24, 2014, TSMC filed a petition for Inter Partes Review (“IPR”), with the PTAB, and DSSTM filed its preliminary response to that petition on October 17, 2014. Samsung filed an IPR relating to the same patents on September 12, 2014, and filed a corrected IPR on October 3, 2014. DSSTM filed its preliminary response to the Samsung IPR in December, 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by the PTAB.

On November 3, 2014, TSMC filed a motion to transfer its case to the Northern District of California. A decision has not yet been rendered by the District Court for this motion. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas, and the court’s decision is pending.

 On February 13, 2014, DSS Technology Management entered into an agreement with certain investors to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of DSS Technology Management’s intellectual property. On February 13, 2014, we received $2,000,000 under the agreement and on March 27, 2014, we received an additional $1,000,000 under the agreement. On September 5, 2014, we received the remaining $1,500,000 under the agreement.

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

On May 23, 2014, DSS Technology Management purchased a portfolio of 115 patents for an aggregate cash purchase price of $1,150,000.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks a judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, packaging, ID Cards and licenses. We believe we are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions. We provide document security technology to security printers, corporations, consumer product companies, and governments for protection of vital records and documents, certifications, travel documents, prescription and medical forms, consumer products, pharmaceutical packaging and school transcripts.

Optical deterrent features such as ours are utilized mainly by large security printers for the protection of important printed documents, such as vital records, and identification documents. Many of these features such as micro-printing were developed pre-1980 as they were designed to be effective on the imaging devices of the day which were mainly photography mechanisms. With the advent of modern day scanners, digital copiers, digital cameras and easy to use imaging software such as Adobe Photoshop many of the pre-1980 optical deterrents such as micro-printing are no longer used or are much less effective in the prevention of counterfeiting.

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

The Company’s primary anti-counterfeiting products and technologies are marketed under its AuthentiGuard® registered trademark.

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

Intellectual Property

Patents

Our ability to compete effectively depends largely upon our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques that allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. In 2014 and 2013, we spent approximately $462,000 and $254,000 respectively, on research and development which is comprised mainly of compensation costs, materials and consultants, including stock-based payments to consultants.

We currently own over a hundred patents that cover technologies ranging from semiconductor to wireless peripherals. We also have a portfolio of issued core technology patents, and several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various countries including the United States, Canada, and Europe. These applications cover our anti-counterfeiting technologies, including our AuthentiGuard® On-Demand and ADX, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development. Our issued patents have remaining durations ranging from 1 to 17 years.

Trademarks

We have registered our “AuthentiGuard®” mark, as well as our “Survivor 21®” electronic check icon and "VeriGlow®" with the U.S. Patent and Trademark Office.  A trademark application is pending in Canada for “AuthentiGuard.”  AuthentiGuard® is registered in several European countries including the United Kingdom.  We have applied to register our “DSS- Security Wise. Brand Smart.TM” mark in the U.S. and several foreign countries. We have also applied to register AuthentiSite TM, AuthentiShare TM, and AuthentiSuite TM in the U.S.

Websites

The primary website we maintain is www.dsssecure.com, which describes our company, our company history, our patented document security solutions, our major product offerings, and our targeted vertical markets. The website provides detailed product offerings of each of our divisions - Printing, Packaging, Plastics and Digital. In addition, we maintain the website www.protectedpaper.com, an e-commerce site that markets and sells our patented security paper, hand-held security verifiers and custom security documents to end users worldwide. In addition to the active websites, the Company owns over 40 domain names for future use or for strategic competitive reasons.

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

Our technology division also faces competition in the area of patent acquisitions and enforcement. Entities such as Acacia, RPX, AST, Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc. and Pendrell Corporation compete in acquiring rights to patents.

In general, changes in prevailing U.S. economic conditions significantly impact the general commercial printing industry. To the extent weakness in the U.S. economy causes local and national corporations to reduce their spending on advertising and marketing materials, the demand for commercial printing services may be adversely affected.

Customers

During 2014, two customers accounted for 40% of the Company’s consolidated revenue. As of December 31, 2014, these two customers accounted for 25% of the Company’s trade accounts receivable balance. During 2013, these same two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2013, these two customers accounted for 30% of the Company’s trade accounts receivable balance.

Raw Materials

The primary raw materials the Company uses in its businesses are paper, corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Recent strengthening of economic conditions, combined with paper industry capacity reductions, have caused paper and paperboard prices to increase in 2013, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

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

Our patent monetization business is also faced with potential government regulations. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our patent monetization efforts and, in turn, our assets, expenses and revenue. United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. In addition, the U.S. Congress is currently considering a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants if the lawsuits are unsuccessful. It is not known when, or if, this legislation will be passed. In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities, such as our Company, on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact our ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

On June 19, 2014, the Supreme Court of the United States decided the case of Alice Corp. v. CSL Bank International, or Alice. The Alice case was a legal case about patentable subject matter, and pertains to software patents generally. The primary issue in the Alice case was the question of whether claims to computer-implemented inventions, including claims to systems and machines, processes, and items of manufacture, are directed to patent-eligible subject matter within the meaning of 35 U.S.C. § 101. The Alice opinion provides that an abstract idea coupled with a computer doing what a computer normally does is not something that the U.S. patent system was designed to protect. The Alice court then provided some interpretive guidance to be considered by the federal trial courts when making determinations as to whether certain patent claims constitute merely an abstract idea and, as such, are not patent-eligible subject matter within the meaning of 35 U.S.C. § 101. As a result of the Alice decision, the defendants in our Bascom case argued that the software patents involved in our infringement case against Facebook and LinkedIn should be invalidated based on the court’s reasoning in Alice. The court agreed, and as a result, the value of our patents was impaired, which resulted in a significant impairment charge in the period of such invalidation.

Moreover, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Corporate History

The Company was incorporated in 1984 and changed its name to Document Security Systems, Inc. in 2002. Since then, the Company has acquired a plastics card manufacturer, a printing company, a packaging company, and an IT services company.

On July 1, 2013, DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc. (the “Merger”). As a result of the Merger, Lexington Technology Group, Inc., which later changed its name to DSS Technology Management, Inc., became a wholly-owned subsidiary of the Company.

Employees

As of March 24, 2015, we had a total of 111 employees, all of which are full-time. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

Available information

Our website address is www.dsssecure.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A – RISK FACTORS

Investing in our common stock involves risk. Before deciding whether to invest in our common stock, you should consider carefully the risks and uncertainties described below. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. If any of these risks actually occurs, our business, business prospects, financial condition or results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section contained in Part II, Item 7, below, entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks relating to our Business

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations in the future. References to the “combined company” relate to the Merger, effective on July 1, 2013, of Document Security Systems and Lexington Technology Group, Inc. whereby Lexington Technology Group became a wholly-owned subsidiary of Document Security Systems. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have a history of losses.

We have a history of losses. While we had net income in 2013 of $2.6 million due to a one-time deferred tax benefit of approximately $11.0 million, we had losses to common stockholders for the fiscal years of 2014, 2012, and 2011 of approximately $41.2 million, $4.3 million, and $3.2 million, respectively. Our results of operations in the future will depend on many factors, but largely on our ability to successfully market our anti-counterfeiting products, technologies and services and successfully monetize our IP assets. Failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to continue to grow our business. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have a significant amount of indebtedness, some of which is secured by our assets, and we may be unable to satisfy our obligations to pay interest and principal thereon when due.

As of December 31, 2014, we had the following significant amounts of outstanding indebtedness:

(i)	$575,000 convertible promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on February 23, 2015, requires monthly principal payments of $15,000, plus interest at 10% per annum, with a balloon payment of $230,000 due on December 30, 2016.

(ii)	$50,000 due under a term loan with Citizens Bank which matured on February 1, 2015 and is payable in monthly payments of $25,000 plus interest. Interest accrues at 1 Month LIBOR plus 3.75%. We entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the life of the term loan. This loan was paid in full at maturity on February 1, 2015.

(iii)	Up to $1,000,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations, payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 3.75%. As of December 31, 2014, there was no indebtedness outstanding on the line.

(iv)	$1,078,000 due under a promissory note with Citizens Bank used to purchase our packaging division facility. We are required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance will be due. We entered into an interest rate swap agreement to lock into a 5.87% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage on our packaging division facility.

(v)	$850,000 promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on February 23, 2015, requires monthly principal payments of $15,000, plus interest at 9% per annum, with a balloon payment of $610,000 due on May 31, 2016.

(vi)	$1,068,000 under an equipment note entered into by our subsidiary, Premier Packaging, with Peoples Capital. The note is secured by the equipment, bears interest at 4.84%, and is repayable over a 60-month period in monthly payments of interest and principal of $24,511 which commenced in January 2014.

(vii)	$435,000 under a promissory note entered into by our subsidiary, Premier Packaging, with Citizen’s pursuant to which Premier Packaging made improvements and additions to its production facility. The promissory note is payable in monthly installments over a five-year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.31% at December 31, 2014), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. The promissory note is secured by the assets of our packaging facility.

(viii)	An aggregate of $4,089,000 which includes accrued interest, outstanding under promissory notes and $459,000 outstanding under fixed return equity interests and contingent equity interests pursuant to an agreement with Fortress Credit Corp collateralized by certain of our semi-conductor patents, bearing interest at 1.95% payable in cash or in kind in our discretion. The notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the loan agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. The notes mature on February 13, 2018.

The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by us and our other wholly-owned subsidiaries, P3 and Secuprint. Under the Citizens Bank credit facilities, our subsidiary, Premier Packaging Corporation is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In March 2014, Premier Packaging was notified that it was not in compliance with the required fixed charge coverage ratio as of December 31, 2013. In March 2014, we received a waiver as of December 31, 2013 from Citizens Bank, relating to the above-mentioned financial covenant. For the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, Premier Packaging was in compliance with the covenants. If we were to default on any of the above indebtedness and not receive a waiver from the creditors and the creditors were to foreclose on secured assets, this could have a material adverse effect on our business, financial condition and operating results.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We may need to raise additional funds in the future to fund our working capital needs, to continue our business, to complete development, testing and marketing of our products and technologies, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

The value of our intangible assets and investments may not be equal to their carrying values.

 As of December 31, 2014, we had approximately $16.0 million of net intangible assets, including goodwill, and $0.5 million of investments. A significant amount of these intangible assets and investments derive their value from patents or patent rights, many of which are involved in litigation in order to derive license revenues or settlements from users of the patents. If licensing efforts and litigation is not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period.

For example, during our annual assessment of goodwill for the year ended December 31, 2014, we assessed that negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system impaired the goodwill assigned to our DSS Technology Management division, and accordingly, for the year ended December 31, 2014, we recorded a $3,000,000 goodwill impairment charge to the goodwill assigned to its DSS Technology Management division.

We have pending legal proceedings against numerous companies, including Intel Corporation, Dell, Inc., Apple, Inc, Samsung, TSMC and NEC, among others, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To monetize and protect our patent assets, we have commenced legal proceedings against numerous companies, including Intel Corporation, Dell, Inc., Apple, Inc., Samsung, TSMC and NEC, among others, alleging infringement of our patents. Our viability is partially dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure could significantly harm our business. In addition, the defendants in this litigation are much larger than us and have substantially more resources than us, which could make our litigation efforts more difficult.

These legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may have a great impact on the value of the patents and preclude our ability to derive licensing revenue from the patents. Therefore, a negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. The defendants may also seek reimbursement of court costs, legal fees and other expenses, which, if awarded, could be substantial and materially and adversely impact our cash positions. In addition, certain of our patents are subject to security agreements with third parties that could cause the ownership of the patents to be transferred from the Company to such third-party, which could result in the loss of value to the Company. As an example, in our litigation against Facebook, Inc. alleging patent infringement the court granted summary judgment for the defendants and we agreed not to appeal, as a result of which we recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000. Similarly, in our litigation against Salesforce.Com, Inc., the PTAB held that claims 1-21 are unpatentable. As a result, we recorded a net impairment charge during the third quarter of 2014 of approximately $7,050,000. In addition, during our annual assessment of goodwill for the year ended December 31, 2014, we assessed that negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system impaired the goodwill assigned to its DSS Technology Management division, and accordingly, for the year ended December 31, 2014, we recorded a $3,000,000 goodwill impairment charge to the goodwill assigned to our DSS Technology Management division.

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

On June 19, 2014, the Supreme Court of the United States decided the case of Alice Corp. v. CSL Bank International, or Alice. The Alice case was a legal case about patentable subject matter, and pertains to software patents generally. The primary issue in the Alice case was the question of whether claims to computer-implemented inventions, including claims to systems and machines, processes, and items of manufacture, are directed to patent-eligible subject matter within the meaning of 35 U.S.C. § 101. The Alice opinion provides that an abstract idea coupled with a computer doing what a computer normally does is not something that the U.S. patent system was designed to protect. The Alice court then provided some interpretive guidance to be considered by the federal trial courts when making determinations as to whether certain patent claims constitute merely an abstract idea and, as such, are not patent-eligible subject matter within the meaning of 35 U.S.C. § 101. As a result of the Alice decision, the defendants in our Bascom case argued that the software patents involved in our infringement case against Facebook and LinkedIn should be invalidated based on the court’s reasoning in Alice. The court agreed, and as a result, the value of our patents was impaired, which resulted in a significant impairment charge in the period of such invalidation.

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

We expect to spend a significant amount of resources to enforce our patent assets. If new legislation, regulations or rules are implemented either by Congress, the USPTO, any state or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act and the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

On June 19, 2014, the Supreme Court of the United States decided the case of Alice Corp. v. CSL Bank International, or Alice. The Alice case was a legal case about patentable subject matter, and pertains to software patents generally. The primary issue in the Alice case was the question of whether claims to computer-implemented inventions, including claims to systems and machines, processes, and items of manufacture, are directed to patent-eligible subject matter within the meaning of 35 U.S.C. § 101. The Alice opinion provides that an abstract idea coupled with a computer doing what a computer normally does is not something that the U.S. patent system was designed to protect. The Alice court then provided some interpretive guidance to be considered by the federal trial courts when making determinations as to whether certain patent claims constitute merely an abstract idea and, as such, are not patent-eligible subject matter within the meaning of 35 U.S.C. § 101. As a result of the Alice decision, the defendants in our Bascom case have argued that the software patents involved in our infringement case against Facebook and LinkedIn should be invalidated based on the court’s reasoning in Alice. The court agreed, and as a result, the value of our patents was impaired, which resulted in a significant impairment charge in the period of such invalidation.

A number of states have adopted or are considering legislation to make the patent enforcement process more difficult for non-practicing entities, such as allowing such entities to be sued in state court and setting higher standards of proof for infringement claims. We cannot predict what, if any, impact these state initiatives will have on the operation of our enforcement business. However, such legislation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice, or DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Future growth in our business could make it difficult to manage our resources.

Future business expansion could place a significant strain on our management, administrative and financial resources. Significant growth in our business may require us to implement additional operating, product development and financial controls, improve coordination among marketing, product development and finance functions, increase capital expenditures and hire additional personnel. There can be no assurance that we will be able to successfully manage any substantial expansion of our business, including attracting and retaining qualified personnel. Any failure to properly manage our future growth could negatively impact our business and operating results.

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

Although we have received patents with respect to certain of our core business technologies, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we have developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using the same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us and our financial condition. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on DSS and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search may not disclose all related applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

Furthermore, third parties may assert that our intellectual property rights are invalid, which could result in significant expenditures by us to refute such assertions. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If we are unsuccessful in defending claims that our intellectual property rights are invalid, we may not be able to enter into royalty or license agreements on acceptable terms, if at all. This could prohibit us from providing our products and services to customers, which could have a material adverse effect on us and our financial condition. Moreover, if we are unsuccessful in our pending patent infringement litigation, we could lose certain patents that have been collateralized by third party funding partners, which would have a material adverse effect on us and our financial condition.

Certain of our recently developed products are not yet commercially accepted and there can be no assurance that those products will be accepted, which would adversely affect our financial results.

Over the past several years, we have spent significant funds and time to create new products by applying its technologies onto media other than paper, including plastic and cardboard packaging, and delivery of our technologies digitally. We have had limited success to date in selling its products that are on cardboard packaging and those that are delivered digitally. Our business plan includes plans to incur significant marketing, intellectual property development and sales costs for these newer products, particularly the digitally delivered products. If we are not able to sell these new products, our financial results will be adversely affected.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to continue to incur research and development expenditures to remain competitive. The products we are currently developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we originally expected and we may experience delays in future product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

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

If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success depends upon the continued service of certain of our executive officers and other key sales and research personnel who possess longstanding industry relationships and technical knowledge of our products and operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. There can be no assurance that these persons will agree to continue to be employed by us after the expiration dates of their current contracts.

We may be unable to retain key advisors and legal counsel to represent us in our patent infringement litigation.

The success of our pending legal proceedings and future legal proceedings depends in part upon our ability to retain key advisors and legal counsel to represent us in such litigation. The retention of such key advisors and legal counsel is likely to be expensive and we may not be able to retain such key advisors and legal counsel on favorable economic terms. Therefore, an inability to retain key advisors and legal counsel to represent us in our litigation could have a material adverse effect on our business.

We have identified weaknesses in our internal control over financial reporting structure; any material weaknesses may cause errors in our financial statements that could require restatements of our financial statements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. We have and had previously identified weaknesses in our internal control over financial reporting following management’s annual assessment of internal controls over financial reporting and, as a result of that assessment, management has concluded that we did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties, and that the foregoing represented material weakness in our internal control over financial reporting. If our internal control over financial reporting or disclosure controls and procedures are not effective in the future, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of December 31, 2014, we had approximately 154 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE MKT, state and federal law, or other applicable laws. If our board of directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on such transaction.

The exercise of our outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress our stock price.

As of December 31, 2014, there were 12,019,194 of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. Sales of these securities in the public market, or the perception that future sales of these securities could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future. Sale or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

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

We may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Members of our management team have significant experience as inventors. As such, part of our business may include the internal development of new inventions and intellectual property that we would seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from our present business initiatives, which could have a material and adverse effect on our business. There is also the risk that these initiatives would not yield any viable new inventions or technology, which would lead to a loss our investments in time and resources in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in the U.S. or foreign countries;

•	any patents that are issued to us may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents issued to us;

•	other companies may design around technologies we have developed; and

•	enforcement of our patents would be complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that it will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may license or otherwise monetize, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our business.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code (the “Code”), the stockholders of Lexington Technology Group may be required to pay substantial United States federal income taxes as a result of the Merger.

The Merger was intended to qualify as a “reorganization” under Section 368(a) of the Code and that the United States holders of shares of Lexington Technology Group capital stock generally should not recognize taxable gain or loss as a result of the Merger. However, neither company has requested, nor intends to request, a ruling from the IRS with respect to the tax consequences of the Merger, and there can be no assurance that the companies’ position would be sustained if challenged by the IRS. Accordingly, if there is a final determination that the Merger does not qualify as a “reorganization” under Section 368(a) of the Code and is taxable for United States federal income tax purposes, Lexington Technology Group stockholders generally would recognize taxable gain or loss on their receipt of equity securities of Document Security Systems in connection with the Merger equal to the difference between such stockholder’s adjusted tax basis in their shares of Lexington Technology Group capital stock and the fair market value of the equity securities of Document Security Systems.

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

Demand for printing services is typically correlated with general economic conditions. The prolonged decline in United States economic conditions adversely impacted our business and results of operations, and may continue to do so for the foreseeable future. The overall business climate of our industry may also be impacted by domestic and foreign wars or acts of terrorism, which events may have sudden and unpredictable adverse impacts on demand for our products and services.

Our acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which may continue to be part of our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

In addition, we may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which licensees will adopt these patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that we can monetize.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. Moreover, funding by third parties for patent acquisitions may not be available to us in the future on acceptable terms or at all. As a result, we might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than we have.

We may not be able to capitalize on potential market opportunities related to our licensing strategy or patent portfolio for our core business.

In order to capitalize on our core business patent portfolio, we intend to enter into licensing relationships. However, there can be no assurance that we will be able to capitalize on our patent portfolio or any potential market opportunity in the foreseeable future. Our inability to generate licensing revenues associated with potential market opportunities could result from a number of factors, including, but not limited to:

•	Failure to enter into licensing relationships on commercially acceptable terms, or at all; and

•	Challenges from third parties as to the validity of our patents underlying licensing opportunities.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions, and the United States and world economies have experienced prolonged weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and failure to do so could cause material harm to our business.

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

If our common stock were no longer listed on the NYSE MKT, investors might only be able to trade our shares on the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

If we are delisted from the NYSE MKT, your ability to sell your shares of our common stock may be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted from the NYSE MKT, it could come within the definition of “penny stock” as defined in the Exchange Act and could be covered by Rule 15g-9 of the Exchange Act. That rule imposes additional sales practice requirements on broker dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

If our common stock is not listed on a national securities exchange, compliance with applicable state securities laws may be required for subsequent offers, transfers and sales of the shares of common stock.

The shares of our common stock are being offered pursuant to one or more exemptions from registration and qualification under applicable state securities laws. Because our common stock is listed on the NYSE MKT, we are not required to register or qualify in any state the subsequent offer, transfer or sale of the common stock. If our common stock is delisted from the NYSE MKT and is not eligible to be listed on another national securities exchange, subsequent transfers of the shares of our common stock offered hereby by U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of the holder of shares to register or qualify the shares for any subsequent offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

ITEM 2 - PROPERTIES

Our corporate group and digital division together occupy approximately 11,000 square feet of commercial office space at 28 East Main Street, Rochester, New York 14614 under a lease that expires September 30, 2015, at a rental rate of approximately $14,000 and $15,000 per month in 2014 and 2015, respectively. Our Plastics division leases approximately 15,000 square feet in a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia under a 13 month lease that expires in December 2015 for approximately $2,700 per month, and also leases a sales and research and development facility in Plano, Texas under a 12 month lease that expires in December 2015 for approximately $1,044 per month. In addition, during 2014, the Company’s Technology Management division leased office space in New York City for approximately $3,000 under an agreement it terminated in December 2014. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire. We believe that our facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

On October 24, 2011 the Company initiated a lawsuit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleged breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and sought in excess of $10 million in money damages from Coupons.com for those claims. On October 28, 2014, the District Court granted Coupons.com’s motion for summary judgment, dismissing the case. On November 25, 2014, the Company appealed that decision to the United States Court of Appeals for the Second Circuit. On March 5, 2015, the parties entered into a Stipulation whereby the Company withdrew the appeal without prejudice so that the parties could complete settlement negotiations. The Company has a right to re-file the appeal if settlement is not reached.

On October 3, 2012, Lexington Technology Group’s (now DSS Technology Management) subsidiary, Bascom Research, LLC, commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, in the United States District Court, Eastern District of Virginia, pursuant to which Bascom Research, LLC alleged infringement of certain of its patents relating to networking technologies (the “Bascom Litigation”). The cases were subsequently transferred to the United States District Court for the Northern District of California. In 2013, DSSTM settled with two of the defendants, and released a third defendant from the case. On January 5, 2015, the District Court issued a decision granting summary judgment to defendants Facebook, Inc. and LinkedIn Corp. in connection with the lawsuit. On January 22, 2015, Bascom Research and Facebook, Inc. entered in to a Stipulation filed with the District Court whereby Bascom Research agreed not to appeal the District Court’s judgment, and Facebook, Inc. agreed to request the dismissal of a pending CBM review it had previously filed with the USPTO’s Patent Trial and Appeal Board (PTAB). On February 19, 2015, Facebook and Bascom Research filed a joint motion with PTAB to terminate the CBM proceeding. The CBM proceeding was terminated on February 24, 2015.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The Apple Litigation relates to certain patents owned by DSS Technology Management in the Bluetooth technology space. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two petitions for Inter Partes Review of the patents at issue in the case with the PTAB. DSSTM intends to file its responses to the petitions by March 30, 2015.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving certain of its semiconductor patents. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed a petition for Inter Partes Review (“IPR”) of the patents at issue with the PTAB. DSSTM filed its preliminary response to the petition in October, 2014. Samsung also filed an IPR relating to the same patents in September, 2014. DSSTM filed its preliminary response to that petition in December, 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by the PTAB. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas, and the court’s decision is pending.

On May 30, 2014, DSS Technology Management filed suit against Lenovo (United States), Inc. (“Lenovo”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint has alleged infringement by Lenovo of one of DSSTM’s patents that relates to systems, and methods of using low power wireless peripheral devices. DSS Technology Management is seeking judgment for infringement and money damages from Lenovo in connection with the case. The case is currently in the discovery phase.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed herein or otherwise, will have a material adverse effect on our results of operations, cash flows or our financial condition. The Company accrues for potential litigation losses when a loss is probable and estimatable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE MKT, where it trades under the symbol “DSS.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDED	HIGH	LOW
March 31, 2014	$2.46	$1.28
June 30, 2014	1.60	1.05
September 30, 2014	1.43	0.84
December 31, 2014	0.83	0.40

QUARTER ENDED	HIGH	LOW
March 31, 2013	$2.87	$2.07
June 30, 2013	3.41	2.08
September 30, 2013	1.87	1.13
December 31, 2013	2.13	0.90

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the NYSE MKT on March 27, 2015 was $0.38.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 20, 2015, we had 46,272,404 shares of common stock issued and outstanding.

As of December 31, 2014, securities issued and securities available for future issuance under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
	(a)	(b)	(c)	(d)
Plan Category
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan	264,338	4,928,291	$2.92	807,371

Equity compensation plans not approved by security holders
Contractual warrant grants for services	-	508,064	3.74	-

Total	264,338	5,436,355	$3.00	807,371

The warrants listed in the table above were issued to third party service providers in partial or full payment for services rendered.

Recent Issuances of Unregistered Securities

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of March 23, 2015, we had approximately 788 record holders of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2014 or 2013.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2014, including the fourth quarter.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.

Forward-looking statements that may appear in this Annual Report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act and contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this Annual Report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes included in Item 8 of this Annual Report.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “DSS”, “we”, “us”, “our” or “Company”) was formed in New York in 1984. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate two production facilities, consisting of a combined packaging and security printing facility, and a plastic card facility- where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

Prior to 2006, our primary revenue source in our document security division was derived from the licensing of our technology. In 2006, we began a series of acquisitions designed to expand our ability to produce products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the “DSS Plastics Group”. In 2008, we acquired substantially all of the assets of DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as “Secuprint” or “DSS Printing Group”. In 2010, we acquired Premier Packaging Corporation , a privately held packaging company located in the Rochester, New York area. Premier Packaging Corporation is also referred to herein as “Premier Packaging” or the “DSS Packaging Group.” In May 2011, we acquired all of the capital stock of ExtraDev, Inc. (“ExtraDev”), a privately held information technology and cloud computing company located in the Rochester, New York area. ExtraDev is also referred to herein as the “DSS Digital Group”.

On July 1, 2013, we merged with DSS Technology Management, Inc. (formerly known as Lexington Technology Group, Inc.), a private intellectual property monetization company. DSS Technology Management, Inc. is also referred to in this report as “DSS Technology Management” or “DSSTM”. DSS Technology Management is focused on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives.

We do business in four operating segments packaging and printing; plastics; digital and technology management, which includes our IP monetization business.

In July 2013, we completed the merger with Lexington Technology Group which was accounted for as a business combination in accordance with FASB ASC 805 Business Combinations.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenue

	Year Ended December 31, 2014	Year Ended December 31, 2013	% change
Revenue
Printed products	$16,478,000	$15,426,000	7%
Technology sales, services and licensing	1,809,000	$2,027,000	-11%
Total revenue	$18,287,000	$17,453,000	5%

Revenue - For the year ended December 31, 2014, revenue was approximately $18.3 million, an increase of 5% from the year ended December 31, 2013. Printed products sales, which include sales of packaging, printing and plastic products, increased 7% in 2014 as compared to 2013, which primarily reflected strong demand in packaging related products, which more than offset declines in commercial printing sales. The Company’s technology sales, services and licensing revenues saw an 11% decrease in 2014, as compared to 2013, which reflected a 20% decrease in licensing revenues which were offset by a 8% increase in technology sales and services, such as software and hardware sales and custom programming projects.

Costs and Expenses

	Year Ended December 31, 2014	Year Ended December 31, 2013	% change
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	$11,690,000	$10,458,000	12%
Sales, general and administrative compensation	4,677,000	4,931,000	-5%
Depreciation and amortization	5,274,000	2,966,000	78%
Professional fees	1,773,000	2,549,000	-30%
Stock based compensation	1,355,000	1,895,000	-28%
Sales and marketing	531,000	443,000	20%
Rent and utilities	809,000	688,000	18%
Other operating expenses	1,158,000	906,000	28%
Research and development	462,000	254,000	82%
Impairment of goodwill	3,000,000	239,000	1,155%
Impairment of intangible assets and investments	34,035,000	278,000	12,143%
Total costs and expenses	$64,764,000	$25,607,000	153%

Costs of revenue sold, exclusive of depreciation and amortization includes all direct cost of the Company’s printed products, including its packaging, printing and plastic ID card sales, materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue increased 12% in 2014 as compared to 2013 compared to a 5% increase in the Company’s revenue over the same period. The increase in costs of revenue generally reflected higher materials costs due to the increase in packaging sales as a percentage of total sales as compared to 2013.

Sales, general and administrative compensation costs, excluding stock based compensation, decreased 5% in 2014 as compared to 2013, which primarily reflected a reduction in the number of employees required for the Company’s commercial printing operations, partially offset by inclusion of a full-year of costs for the employees added as a result of the Company’s acquisition of DSS Technology Management on July 1, 2013.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and acquired and internally developed patent assets. Depreciation and amortization increased 78% during 2014, respectively, as compared to 2013 due to the additional amortization of patent assets owned by our DSS Technology Management group valued at approximately $27.9 million as of the date of acquisition of July 1, 2013, along with approximately $3.7 million of patent assets acquired by the Company since July 1, 2013 which costs and related amortization were not a component of the pre-July 1, 2013 periods.

Professional fees decreased 30% in 2014 compared to 2013 which was primarily due to the lack of professional fees incurred during 2014 in connection with the Company’s July 1, 2013 merger offset by an increase in legal, consulting and advisory expenses incurred in connection with the intellectual property monetization business of DSS Technology Management which was only a component of the Company’s business for a half year in 2013.

Stock based compensation includes expense charges for all stock based awards to employees, directors and consultants, except for stock based compensation allocated to research and development. Stock-based compensation for 2014 decreased 28%, from 2013 primarily due to the significant stock based compensation expense recorded in the second quarter of 2013 in conjunction with the July 1, 2013 merger which did not re-occur in 2014.

Sales and marketing costs which consist of internet trade publication advertising, travel costs, and trade show participation expenses increased 20% during 2014 primarily due to increases in travel costs and marketing study costs associated with the Company’s sales and marketing efforts for its AuthentiGuard™ smart phone based products.

Rent and utilities  increased 18% during 2014 as compared to 2013 due to the additions of New York, Texas and Virginia office locations maintained by our DSS Technology Management subsidiary for a full year in 2014 as compared to only a half of year in 2013 after DSS Technology Management was acquired in July 2013.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  In addition, in 2014, other operating expense includes $200,000 of accrued legal settlement costs, which was the primary cause of the 28% increase in other operating expenses in 2014 as compared to 2013. Otherwise, other operating expenses would have increased 6% in 2014 as compared to 2013.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During 2014, the Company’s research and development costs increased from 2013 due to an allocation in 2014 of compensation expense related to certain employees from the Company’s Digital Group to research and development of the Company’s AuthentiSuite product line.

Impairment of goodwill  During the Company’s annual assessment of goodwill, the Company assessed that based on the negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system had impaired the Company’s goodwill assigned to its DSS Technology Management division and accordingly, the Company recorded a $3,000,000 impairment charge to the goodwill assigned to its DSS Technology Management division.

Impairment of intangible assets and investments  Since March 2013, the Company’s DSS Technology Management division had made a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. VirtualAgility is currently the plaintiff in a patent infringement lawsuit against Salesforce.com, Inc. et al.  The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. The non-recourse note, is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds, if any, derived from VirtualAgility’s patent portfolio. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options were exercised, DSS Technology Management would have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investment, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investment options in VirtualAgility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its acquisition accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as of July 1, 2013. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. On February 14, 2014, DSS Technology Management contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May 2014, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May of 2014, Salesforce.Com, Inc., as Petitioner, filed a petition with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting covered business method patent review of claims 1-21 of U.S. Patent No. 8,095,413 B1, which is the patent being asserted by VirtualAgility in the lawsuit (the “413 Patent”), alleging that claims 1-21 of the 413 Patent are unpatentable. On September 16, 2014, the PTAB issued a written decision holding that challenged claims 1-21 of the 413 Patent are unpatentable, and also denied VirtualAgility’s contingent motion to amend the challenged claims. As a result of the PTAB’s decision, the Company estimated that its investment in VATI was impaired and as a result, the Company recorded an impairment in the third quarter of 2014 of its investment in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment, was attributable to a noncontrolling interest, which equated to a net impairment charge attributable to DSS during the third quarter of 2014 of approximately $7,050,000. As of December 31, 2014, VATI owned 657,119 shares of common stock of VirtualAgility and DSS Technology Management owned 60% of VATI.

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendant Facebook, Inc. in connection with a lawsuit filed on October 3, 2012 by Plaintiff Bascom Research, LLC (a subsidiary of the Company) alleging patent infringement. As a result of the Court’s decision, the Company evaluated the valuation of the patents that were the basis of the case for impairment as of December 31, 2014. The Company determined that since the patents had been invalidated the probability of future cash flows derived from the patents that would support the value of the assets had decreased so that the assets had been impaired. As a result, the Company recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000.

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

Other Income and Expenses

	Year Ended December 31, 2014	Year Ended December 31, 2013	% change

Other expenses
Interest expense	$(317,000)	$(246,000)	29%
Gain on sale of fixed assets	-	117,000	-100%
Amortizaton of note discount and loss on debt extinguishment	(52,000)	(72,000)	-28%

Other expense, net	$(369,000)	$(201,000)	84%

Income Taxes

	2014	2013	% change

Deferred tax benefit	$(989,000)	$(10,949,000)	-91%

Deferred Tax Benefit -  During 2014, the Company recognized a $989,000 net deferred tax benefit primarily as a result of the impairment expense recognized during the period. During 2013, the Company recognized a $10,962,000 deferred tax benefit as a result of the acquisition of DSS Technology Management. Due to the acquisition, a temporary difference between the book basis and the tax basis for the other intangible assets and investments acquired of $11,962,000 was created resulting in a deferred tax liability and additional goodwill. With the increase in the deferred tax liability the Company reduced the deferred tax asset valuation allowance  by the amount of net operating loss that could offset the amortization of the deferred tax liability associated with the value of the patents acquired resulting in the recognition of a deferred tax benefit of approximately $10,962,000.

Net (Loss) Income and (Loss) Income Per Share

	2014	2013	% change

Net (loss) income	(45,857,000)	2,594,000	-1868%

Less: loss attributable to noncontrolling interest	4,700,000	-	0%

Net (loss) income to common stockholders	$(41,157,000)	$2,594,000	-1687%

(Loss) earnings per share to common stockholders:
Basic	$(0.98)	$0.08	-1325%
Diluted	$(0.98)	$0.08	-1325%

Shares used in computing (loss) earnings per share to common stockholders:
Basic	42,105,619	31,838,593	32%
Diluted	42,105,619	31,884,957	32%

During 2014, the Company had a net loss of $41,157,000 as compared to a net income of $2,594,000 in 2013, representing a 1,687% decrease. The net loss in 2014 was primarily caused by significant asset impairments incurred by the Company’s DSS Technology Management subsidiary as a result of losses in certain of its IP litigation cases and due to recent negative trends in patent litigation. These adverse litigation events significantly reduced the estimated fair values of the underlying IP related assets and investments which caused the Company to record aggregate impairment charges of approximately $37,035,000 of which $4,700,000 was attributable to a non-controlling interest. In 2013, the Company’s net income of $2,594,000 was significantly impacted by a one-time deferred tax benefit of $10,962,000 recognized by the Company as a result of a change in the deferred tax position of the Company due to its the merger with Lexington Technology Group during the year.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2014, the Company had unrestricted cash of approximately $2.3 million. In addition, the Company had $1,000,000 available to its packaging division under a revolving credit line. As of December 31, 2014, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months. In addition, the Company believes that if necessary, it will have access to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow – During 2014, the Company used approximately $2,390,000 of cash for operations, which was a 35% reduction from the Company’s use of cash for operations during 2013, despite the significant increase in net losses in 2014 as compared to 2013. The decrease in the cash use for operations primarily reflected the large amount of non-cash based expenses incurred by the Company in 2014 and the significant increase in other liabilities for payments received but not used for operations by the Company during 2014.

Investing Cash Flow - During 2014, the Company spent approximately $281,000 on building improvements and equipment additions for the Company’s Packaging group. In addition, the Company used approximately $1.2 million of cash to acquire patents and $750,000 to make investments in companies with intellectual property assets.

Financing Cash Flows - During  2014, the Company paid approximately $616,000 in long-term and short-term debt payments, and repaid a net of $158,000 on its revolving credit lines. In addition, the Company received approximately $4.0 million from a funding arrangement made in connection with one of the Company’s patent asset group used for the purposes of acquiring and funding IP assets as part of the Company’s IP monetization business. In addition, during 2014, the Company sold an aggregate of 3,924,700 shares of its common stock for net proceeds of approximately $1.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2014 or 2013 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S.GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2014 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, revenue recognition, stock based compensation valuations, the valuation of intangible assets, and allocation of assets in business combinations. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

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

Investments

The Company’s investments consist of non-recourse promissory notes and common stock of VirtualAgility, Inc (“VirtualAgility”) and common stock of Express Mobile. The Company does not control nor exert significant influence over its investments and therefore carries the investments at cost. The VirtualAgility investment is held by the Company’s subsidiary, VirtualAgility Technology Investment, LLC (“VATI”) of which the Company owned 60% on December 31, 2014. Management determined the Company has control over VATI, and has consolidated VATI in the accompanying consolidated Financial Statements. The portion of capital owned by the minority owner of VATI is shown as non-controlling interest on the balance sheet.

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

Other Intangible Assets and Patent Application Costs

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

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendant Facebook, Inc. in connection with a lawsuit filed on October 3, 2012 by Plaintiff Bascom Research, LLC (a subsidiary of Document Security Systems, Inc., the “Company”) alleging patent infringement. As a result of the Court’s decision, the Company evaluated the valuation of the patents that were the basis of the case for impairment as of December 31, 2014. The Company determined that since the patents had been invalidated the probability of future cash flows derived from the patents that would support the value of the assets had decreased so that the assets had been impaired. As a result, the Company recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000.

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

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 30, 2015

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2014	2013

ASSETS

Current assets:
Cash	$2,343,675	$1,977,031
Restricted cash	355,793	500,000
Accounts receivable, net	2,097,671	2,149,123
Inventory	869,262	834,979
Prepaid expenses and other current assets	425,671	403,107
Deferred tax asset, net	2,499	223,323
Total current assets	6,094,571	6,087,563

Property, plant and equipment, net	5,016,539	5,157,852
Investments and other assets	686,912	11,448,008
Goodwill	12,046,197	15,046,197
Other intangible assets, net	3,908,399	29,602,591

Total assets	$27,752,618	$67,342,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,037,359	$1,421,765
Accrued expenses and other current liabilities	1,997,241	1,455,629
Revolving lines of credit	-	158,087
Short-term debt	-	824,857
Current portion of long-term debt, net	754,745	613,488
Total current liabilities	3,789,345	4,473,826

Long-term debt, net	7,439,036	3,087,358
Other long-term liabilities	520,180	27,566
Deferred tax liability, net	148,258	1,364,447

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 46,172,404 shares issued and outstanding (49,411,486 on December 31, 2013)	923,448	988,230
Additional paid-in capital	101,012,659	97,790,426
Accumulated other comprehensive loss	(61,180)	(27,566)
Accumulated deficit	(86,019,128)	(44,862,076)
Non-controlling interest in subsidiary	-	4,500,000
Total stockholders' equity	15,855,799	58,389,014

Total liabilities and stockholders' equity	$27,752,618	$67,342,211

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive (Loss) Income

For Years Ended December 31,

	2014	2013

Revenue
Printed products	$16,478,303	$15,425,514
Technology sales, services and licensing	1,809,193	2,026,930

Total revenue	18,287,496	17,452,444

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	11,689,743	10,458,110
Selling, general and administrative (including stock based compensation)	10,765,144	11,665,667
Depreciation and amortization	5,274,323	2,966,368
Impairment of goodwill	3,000,000	238,926
Impairment of assets	34,034,862	277,800
Total costs and expenses	64,764,072	25,606,871

Operating loss	(46,476,576)	(8,154,427)

Other expense:
Interest expense	(317,191)	(245,969)
Gain on sale of fixed assets	-	116,569
Amortization of note discount and loss on debt extinguishment	(51,915)	(71,518)

Loss before income taxes	(46,845,682)	(8,355,345)

Income tax benefit	(988,630)	(10,948,875)

Net (loss) income	$(45,857,052)	$2,593,530

Less: loss attributable to noncontrolling interest	4,700,000	-

Net (loss) income to common stockholders	(41,157,052)	2,593,530

Other comprehensive (loss) income:
Interest rate swap (loss) gain	(33,614)	100,317

Comprehensive (loss) income:	$(41,190,666)	$2,693,847

(Loss) earnings per share to common stockholders:
Basic	$(0.98)	$0.08
Diluted	$(0.98)	$0.08

Shares used in computing (loss) earnings per share to common stockholders:
Basic	42,105,619	31,838,593
Diluted	42,105,619	31,884,957

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2014	2013

Cash flows from operating activities:
Net (loss) income	$(45,857,052)	$2,593,530
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	5,274,323	2,966,368
Stock based compensation	1,355,430	1,894,719
Paid in-kind interest	48,000	-
Amortization of note discount and premium	22,707	45,266
Loss on extinguishment of debt	-	26,252
Gain on sale of fixed assets	-	(116,569)
Impairment of goodwill	3,000,000	238,926
Impairment of intangible assets and investments inclusive of noncontrolling interest	34,034,862	277,800
Deferred tax benefit	(988,630)	(10,948,875)
Foreign currency gain	(2,305)	-
Decrease (increase) in assets:
Accounts receivable	51,452	(26,104)
Inventory	(34,283)	(17,294)
Prepaid expenses and other assets	30,081	(184,956)
Restricted cash	144,207	(500,000)
Increase (decrease) in liabilities:
Accounts payable	(384,406)	159,948
Accrued expenses and other liabilities	915,376	(58,250)
Net cash used by operating activities	(2,390,238)	(3,649,239)

Cash flows from investing activities:
Purchase of equipment and building improvements	(280,902)	(378,587)
Proceeds from sale of equipment	-	753,000
Acquisition of business	-	6,568,112
Purchase of investments	(750,000)	(250,000)
Purchase of intangible assets	(1,243,714)	(2,593,495)
Net cash (used) provided by investing activities	(2,274,616)	4,099,030

Cash flows from financing activities:
Net payments on revolving lines of credit	(158,087)	(80,153)
Payments of long-term debt	(616,393)	(353,192)
Borrowings of long-term debt	4,041,000	-
Issuances of common stock, net of issuance costs	1,764,978	73,422
Net cash provided (used) by financing activities	5,031,498	(359,923)

Net increase in cash	366,644	89,868
Cash beginning of year	1,977,031	1,887,163
Cash end of year	$2,343,675	$1,977,031

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2014 and 2013

	Common Stock			Accumulated Other	Non- controlling
	Shares	Amount	Additional Paid- in Capital	Comprehensive Income	Interest in Subsidiary	Accumulated Deficit	Total

Balance, December 31, 2012	21,705,969	$434,118	$55,872,917	$(127,883)	-	$(47,455,606)	$8,723,546

Issuance of common stock, net	3,479,208	69,584	79,059	-	-	-	148,643
Stock based payments, net of tax effect	786,678	15,734	1,794,645	-	-	-	1,810,379
Issuance of common stock for acquisition of Lexington Technology Group, net	23,439,631	468,794	40,051,788	-	4,300,000	-	44,820,582
Beneficial conversion feature, net	-	-	(7,983)	-	-	-	(7,983)
Other comprehensive income	-	-	-	100,317	-	-	100,317
Sale of shares in Virtual Agility Technology Investment, LLC	-	-	-	-	200,000	-	200,000
Net income	-	-	-	-	-	2,593,530	2,593,530

Balance, December 31, 2013	49,411,486	988,230	97,790,426	(27,566)	4,500,000	(44,862,076)	58,389,014

Issuance of common stock, net	3,924,700	78,494	1,472,173				1,550,667
Stock based payments, net of tax effect	327,775	6,556	1,500,060				1,506,616
Retirement of shares held in escrow	(7,500,000)	(150,000)	150,000				-
Exchange of warrants for common stock	8,443	168	-				168
Change in noncontrolling interest in Virtual Agility Technology Investment, LLC			100,000		200,000		300,000
Other comprehensive loss				(33,614)			(33,614)
Net Loss	-	-	-	-	(4,700,000)	(41,157,052)	(45,857,052)

Balance, December 31, 2014	46,172,404	$923,448	$101,012,659	$(61,180)	-	$(86,019,128)	$15,855,799

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary as a result of a merger completed on July 1, 2013 (as described in greater detail below), DSS Technology Management, Inc., acquires intellectual property assets, interests in companies owning intellectual property assets, or assists others in managing their intellectual property monetization efforts, for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendant Facebook, Inc. in connection with a lawsuit filed on October 3, 2012 by Plaintiff Bascom Research, LLC (a subsidiary of Document Security Systems, Inc., the “Company”) alleging patent infringement. As a result of the Court’s decision, the Company evaluated the valuation of the patents that were the basis of the case for impairment as of December 31, 2014. The Company determined that since the patents had been invalidated the probability of future cash flows derived from the patents that would support the value of the assets had decreased so that the assets had been impaired. As a result, the Company recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security System and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase the Company’s common stock, deferred revenue and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company engages third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions, and the determination of the fair value of derivative liabilities.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Restricted Cash –As of December 31, 2014, cash of $355,793 ($500,000 – December 31, 2013) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions.  At December 31, 2014, the Company established a reserve for doubtful accounts of approximately $60,000 ($60,000 – 2013). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2014 was approximately $622,000 ($560,000 - 2013).

Investments – The Company’s investments consist of non-recourse promissory notes and common stock of VirtualAgility, Inc (“VirtualAgility”) and common stock of Express Mobile. The Company does not control nor exert significant influence over its investments and therefore carries the investments at cost. The VirtualAgility investment is held by the Company’s subsidiary, VirtualAgility Technology Investment, LLC (“VATI”) of which the Company owned 60% on December 31, 2014. Management determined the Company has control over VATI, and has consolidated VATI in the accompanying consolidated Financial Statements. The portion of capital owned by the minority owner of VATI is shown as non-controlling interest on the balance sheet.

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

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. FASB ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  During the Company’s annual assessment of goodwill in 2014, the Company assessed that the negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system had impaired the Company’s goodwill assigned to its DSS Technology Management division and accordingly, the Company recorded a $3,000,000 goodwill impairment charge to the goodwill assigned to its DSS Technology Management division.

Other Intangible Assets and Patent Application Costs - Other intangible assets consists of costs associated with the application for patents, acquisition of patents and contractual rights to patents and trade secrets associated with the Company’s technologies. The Company’s patents and trade secrets are generally for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. In addition, intangible assets include customer lists and non-compete agreements obtained as a result of acquisitions. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Subsequent to acquisition of patents and trade secrets, legal and associated costs incurred in prosecuting alleged infringements of the patents will be recognized as expense when incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and patent defense costs are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

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

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendant Facebook, Inc. in connection with a lawsuit filed on October 3, 2012 by Plaintiff Bascom Research, LLC (a subsidiary of Document Security Systems, Inc., the “Company”) alleging patent infringement. As a result of the Court’s decision, the Company evaluated the valuation of the patents that were the basis of the case for impairment as of December 31, 2014. The Company determined that since the patents had been invalidated the probability of future cash flows derived from the patents that would support the value of the assets had decreased so that the assets had been impaired. As a result, the Company recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000.

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

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s convertible note payable is recorded at its face amount, net of an unamortized premium for a beneficial conversion feature and has an estimated fair value of approximately $117,000 ($539,000 - December 31, 2013) based on the underlying shares the note can be converted into at the trading price on December 31, 2014. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input. See Note 5 for additional details regarding the fair value of the Company’s investments in notes receivable.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of the bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of December 31, 2014 were approximately $61,000 ($28,000 - December 31, 2013).

The Company has notional amounts of approximately $1,128,000 as of December 31, 2014 on its interest rate swap agreements for its Citizens Bank debt. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans and the terms of these instruments are as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$50,000	3.91%	5.70%	February 1, 2015
$1,078,220	3.32%	5.87%	August 30, 2021

Conventional Convertible Debt - When the convertible feature of a conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument are first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants. The Company records a BCF as a debt discount pursuant to FASB ASC Topic 470-20. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Share-Based Payments - Compensation cost for stock awards are measured at fair value and the Company recognizes compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes-Merton model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

For other technology licenses, revenue arrangements generally provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

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

Costs of revenue - Costs of revenue includes all direct cost of the Company’s packaging, commercial and security printing and plastic ID card sales, primarily, paper, plastic, inks, dies, and other consumables, and direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue recorded in the DSS Technology Management group include contingent legal fees, inventor royalties, legal, consulting and other professional fees directly related to the Company’s patent monetization, litigation and licensing activities. Amortization of patent costs and acquired technology are included in depreciation and amortization on the consolidated statement of operations. Costs of revenue do not include expenses related to product development, integration, and support. These costs are included in research and development, which is a component of selling, general and administrative expenses on the consolidated statement of operations. Legal costs are included in selling, general and administrative.

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

Advertising Costs – Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were approximately $39,000 in 2014 ($48,000 – 2013).

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. The Company spent approximately $462,000 and $254,000 on research and development during 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013, there were 12,019,194 and 18,750,840, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. The amount as of December 31, 2013 also includes common shares held in escrow pursuant to the Merger Agreement that did not vest prior to their expiration on July 1, 2014. For the year ended December 31, 2013, based on the average market price of the Company’s common stock during that period of $1.98, 46,364 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. Common stock equivalents were excluded from the calculation of diluted earnings per share for 2014 in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the years ended December 31, 2014 and 2013.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2014, two customers accounted for 40% of the Company’s consolidated revenue. As of December 31, 2014, these two customers accounted for 25% of the Company’s trade accounts receivable balance. During 2013, these same two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2013, these two customers accounted for 30% of the Company’s trade accounts receivable balance.

Recent Accounting Pronouncements - In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not yet selected a transition method and its currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

NOTE 3 – INVENTORY

Inventory consisted of the following at December 31:

	2014	2013

Finished Goods	$572,695	$395,767
Work in process	123,611	129,627
Raw Materials	172,956	309,585

	$869,262	$834,979

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

		2014	2013
	Estimated Useful Life

Machinery and equipment	5-10 years	$5,156,060	$5,109,121
Building and improvements	39 years	1,913,727	1,655,613
Land		185,000	185,000
Leasehold improvements	See (1)	818,846	774,912
Furniture and fixtures	7 years	163,300	138,135
Software and websites	3 years	439,373	359,308

Total cost		8,676,306	8,222,089
Less accumulated depreciation		3,659,767	3,064,237

Property, plant, and equipment, net		$5,016,539	$5,157,852

(1) Expected lease term between 3 and 10 years.

NOTE 5 — INVESTMENTS

Commencing in March 2013, DSS Technology Management made a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. The non-recourse note is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds, if any, derived from VirtualAgility’s patent portfolio. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investment, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investment options in VirtualAgility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its acquisition accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as of July 1, 2013. A relief from royalty methodology was used to value the potential proceeds to be derived from the patent portfolio and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the VirtualAgility patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows. The measurement of the VirtualAgility investment constitutes a Level 3 input. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of December 31, 2013, the investment in VATI was $11,250,000 and DSS Technology Management owned 60% of VATI. As of December 31, 2013, VATI owned 438,401 shares of common stock of VirtualAgility. On February 14, 2014, DSS Technology Management contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May 2014, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of June 30, 2014, VATI owned 657,119 shares of common stock of VirtualAgility. As of June 30, 2014, investment in VATI was approximately $11,750,000 and DSS Technology Management owned 60% of VATI.

VirtualAgility was the plaintiff in a patent infringement lawsuit against Salesforce.com, Inc. et al. In May of 2014, Salesforce.Com, Inc., as Petitioner, filed a petition with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting covered business method patent review of claims 1-21 of U.S. Patent No. 8,095,413 B1, which is the patent being asserted by VirtualAgility in the lawsuit (the “413 Patent”), alleging that claims 1-21 of the 413 Patent are unpatentable. On September 16, 2014, the PTAB issued a written decision holding that challenged claims 1-21 of the 413 Patent are unpatentable, and also denied VirtualAgility’s contingent motion to amend the challenged claims. As a result of the PTAB’s decision, the Company estimated that its investment in VATI was impaired and as a result, the Company recorded an impairment of its investment in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment was attributable to a noncontrolling interest, which equated to a net impairment charge during the third quarter of 2014 of approximately $7,050,000.

In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method. In accordance with paragraphs 16 through 19 of ASC 825-10-50 the Company determined that it is not practicable to estimate the fair value of these investments since Express Mobile is a privately-held company that is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from Express Mobile.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

During 2014 and 2013, the Company spent approximately $94,000 and $78,000 on patent application costs, and $1,150,000 and $2,500,000 on patent and patent rights acquisition costs, respectively. In addition, in 2013, the Company acquired patents as a result of its acquisition of DSS Technology Management which were valued in conjunction with the Company’s purchase accounting at approximately $27,856,000 (see Note 9).  The patents and patent rights acquired have estimated economic useful lives of approximately 2.5 to 7.5 years.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of December 31, 2014, the Company had received an aggregate of $650,000 ($500,000 in 2013) from the investors pursuant to the agreement, of which approximately $603,000 was in accrued expenses in the consolidated balance sheet ($500,000 as December 31, 2014).

In September 2013, DSS Technology Management purchased 10 patents covering certain methods and processes in the semiconductor industry for $2,000,000.

On May 23, 2014, the Company’s subsidiary, DSS Technology Management, purchased 115 patents covering certain methods and processes in the semiconductor industry for $1,150,000.

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendant Facebook, Inc. in connection with a lawsuit filed on October 3, 2012 by Plaintiff Bascom Research, LLC (a subsidiary of the Company) alleging patent infringement. As a result of the Court’s decision, the Company evaluated the valuation of the patents that were the basis of the case for impairment as of December 31, 2014. The Company determined that since the patents had been invalidated the probability of future cash flows derived from the patents that would support the value of the assets had decreased so that the assets had been impaired. As a result, the Company recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000.

Intangible assets are comprised of the following:

		December 31, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	1,997,300	1,532,123	465,177	1,997,300	1,343,819	653,481
Acquired intangibles-patents and patent rights	Varied (1)	3,650,000	852,343	2,797,657	30,356,164	2,042,083	28,314,081
Patent application costs	Varied (2)	1,058,833	413,268	645,565	965,523	330,494	635,029
		$6,706,133	$2,797,734	$3,908,399	$33,318,987	$3,716,396	$29,602,591

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2014, the weighted average remaining useful life of these assets in service was approximately 5.4 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2014, the weighted average remaining useful life of these assets in service was approximately 10.0 years.

Amortization expense for the year ended December 31, 2014 amounted to approximately $4,653,000 ($2,406,000 –2013).

Approximate expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount

2015	$894,000
2016	$692,000
2017	$673,000
2018	$537,000
2019	$265,000

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

During 2014, as a result of the Company’s net loss and the impairments of certain of its assets and other intangible assets, the Company performed an evaluation of its goodwill for impairment. When performing the evaluation of goodwill for impairment, if the Company concludes qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required. If unable to reach this conclusion, then the Company would perform the two-step impairment test. Initially, the fair value of the reporting unit is compared to its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; then a second step is required, as this is an indication that the reporting unit goodwill may be impaired. In this step, the implied fair value of the reporting unit goodwill is compared with the carrying amount of the reporting unit goodwill and a charge for impairment is recognized to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Due to the large losses incurred by the Company during 2014, of which a significant portion was the result of impairments of certain of the Company’s investments and patent assets, the Company determined that it could not qualitatively conclude that impairment of goodwill had not occurred. As a result, the Company compared the fair value of its reporting units to the carrying values of the reporting units to determine if goodwill for each of the reporting units had been impaired. For its packaging and plastics reporting units, the Company uses a discounted cash flow model to estimate the fair value of the each reporting units respectively. This model uses revenue, expense, and capital expenditure forecasts which are based on managements’ experience with each business, along with cost of capital and residual value estimates based on standard valuation methodologies. For the Company’s technology reporting unit for which a significant amount of future value is based on the value of patents and patent rights, the Company uses a valuation methodology that assess the potential value of claims against parties the Company believes have infringed on the patents and therefore, the Company has the rights to receive royalties for those infringers. The Company uses its best estimates to determine the amount and timing of royalties that would be due from each potential infringing party based on the estimated scope of usage of the patented technology by each potential infringing party. Furthermore, the Company uses discount factors to take into account the potential of settlements at various stages of a typical patent infringement court case depending on the stage of each of the Company’s infringement proceedings. During the Company’s annual assessment of goodwill in 2014, the Company assessed that the negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system had impaired the Company’s goodwill assigned to its DSS Technology Management division and accordingly, the Company recorded a $3,000,000 goodwill impairment charge to the goodwill assigned to its DSS Technology Management division.

There are inherent assumptions and estimates used in developing future cash flows requiring management’s judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and asset impairment including projecting revenues, timing and amount of claim or settlements related to patent infringement cases, royalty rates, interest rates, and the cost of capital. Many of the factors used in assessing fair value are outside the Company’s control and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Packaging Segment	Plastics Segment	Technology Segment	Total

Balance as of January 1, 2013
Goodwill	$1,768,400	$684,949	$869,450	$3,322,799
Accumulated impairment losses	-	-	-	-
	1,768,400	684,949	869,450	3,322,799

Goodwill acquired during the year	-	-	11,962,324	11,962,324
Impairment losses	-	-	(238,926)	(238,926)

Balance as of December 31, 2013
Goodwill	1,768,400	684,949	12,831,774	15,285,123
Accumulated impairment losses	-	-	(238,926)	(238,926)
	1,768,400	684,949	12,592,848	15,046,197

Goodwill acquired during the year	-	-	-	-
Impairment losses	-	-	(3,000,000)	(3,000,000)

Balance as of December 31, 2014
Goodwill	1,768,400	684,949	12,831,774	15,285,123
Accumulated impairment losses	-	-	(3,238,926)	(3,238,926)
	$1,768,400	$684,949	$9,592,848	$12,046,197

NOTE 7 – SHORT TERM AND LONG TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $1,000,000 that bears interest at 1 Month LIBOR plus 3.75% (3.91% as of December 31, 2014) and matures on May 31, 2015. As of December 31, 2014, the revolving line had a balance of $0 ($158,087 as of December 31, 2013).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note can be converted at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments” and recognized a loss on extinguishment of $26,252. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value will be amortized over the remaining life of the note. The carrying amount of the note on December 31, 2014 was approximately $604,000 ($633,000 at December 31, 2013). On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date.

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. As of December 31, 2014, the balance of the term loan was $850,000 ($850,000 at December 31, 2013).

Term Loan Debt - On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, Premier Packaging entered into a term loan with Citizens Bank for $1,500,000.  As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity in February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.91% at December 31, 2014).  The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of December 31, 2014, the balance of the term loan was $50,000 ($350,000 at December 31, 2013).

On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.15% at December 31, 2014). As of December 31, 2014, the balance under this term note was $19,522 ($30,171 at December 31, 2013).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of December 31, 2014, the loan had a balance of $1,067,586 ($1,303,900 at December 31, 2013).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.31% at December 31, 2014). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of December 31, 2014, the Promissory Note had a balance of $1,078,220 ($1,132,998 at December 31, 2013).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.31% at December 31, 2014), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of December 31, 2014, the note had a balance of $435,000 (250,464 –December 31, 2013).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. In March 2014, Premier Packaging was notified that it was not in compliance with the required fixed charge coverage ratio as of December 31, 2013. In March 2014, the Company received a waiver as of December 31, 2013 from Citizens Bank, relating to the above-mentioned financial covenant. For the quarters ended March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Promissory Notes and other long-term liabilities - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, entered into an agreement with certain investors pursuant to which the Company contracted to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of the Company’s intellectual property (the “Agreement”). On February 13, 2014, the Company received the first advance of $2,000,000 in exchange for a promissory note in the amount of $1,791,000 (the “Initial Advance Note”) fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, upon achieving the First Milestone as defined in the Agreement, the Company issued to the investors a promissory note in the amount of $900,000 (the “First Milestone Note”) and fixed return equity interests in the amount of $100,000, and in turn received $1,000,000 (collectively, the “First Milestone Advance”). On September 5, 2014, upon achieving the Second Milestone as defined in the Agreement, the Company issued to the investors a promissory note in the amount of $1,350,000 (the “Second Milestone Note”) and fixed return equity interests in the amount of $150,000, and in turn received $1,500,000 (collectively, the “Second Milestone Advance”). This Second Milestone payment was the final payment under the Agreement. The Initial Advance Note, the First Milestone Note, and the Second Milestone Note (collectively, the “Notes”) bear interest at a rate per annum equal to the Applicable Federal Rate on the unpaid principal amount thereof, which was 1.95% as of December 31, 2014. The Notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the Agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. At the Company’s option, it may pay accrued interest when due on the Notes, or elect to capitalize the accrued interest, adding it to the principal thereof. The maturity date of all the Notes is the date four years after issuance (February 13, 2018) of the Initial Advance Note. As of December 31, 2014, an aggregate of $4,089,000, which includes $48,000 of accrued interest, was outstanding under the Notes and is included in long-term debt on the balance sheet and $459,000 was outstanding under the fixed return equity interest and contingent equity interests which is included in other long-term liabilities on the balance sheet. See Note 12. Commitments and Contingencies.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, premiums or discounts subsequent to December 31, 2014 are as follows:

Year	Amount

2015	$754,745
2016	$1,452,963
2017	$363,945
2018	$4,468,510
2019	$80,070
Thereafter	$1,073,548
Total	$8,193,781

NOTE 8 - STOCKHOLDERS’ EQUITY

Sales of Equity - On December 23, 2014, the Company sold 3,715,000 shares of DSS’s common stock at a price to the public of $0.45 per share for gross proceeds of $1.672 million. The shares included 415,000 shares of common stock sold pursuant to the underwriters' over-allotment option, which was partially exercised at $0.45 per share.

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

Stock Warrants - From time to time, the Company issues warrants in conjunction with the sale of its common stock in private placements. The Company also issued to certain consultants for services during 2014 an aggregate of 8,443 shares of its common stock in exchange for warrants to purchase 80,645 shares of the Company which were exercisable at a price of $3.10 per share, dated February 13, 2012 and expiring February 12, 2017. In May 2014, the Company issued a warrant to purchase up to 60,000 of the Company’s common stock at $1.60 per share to a vendor of investor relations services. The warrants have a term of 3 years and will vest pro ratably over 12 monthly periods. The warrant was valued at approximately $34,000 using the Black-Scholes-Merton option pricing model with a volatility of 71.4%, a risk free rate of return of 1.67% and zero dividend and forfeiture estimates. Also in May 2014, the Company issued fully vested five-year warrants to purchase 40,000 shares of the Company’s common stock at $1.50 per share in conjunction with the extension of the Company’s $850,000 term note that was due to expire in May 2014 to May 2015. The estimated fair value of the warrant was recognized as expense on the date of grant. The warrant was valued at approximately $27,000 using the Black-Scholes-Merton option pricing model with a volatility of 65.5%, a risk free rate of return of 1.57% and zero dividend and forfeiture estimates.

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

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2014 and 2013 and activity during the years then ended:

	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	6,875,586	$4.64	2,255,692	$4.34
Granted during the year	100,000	1.56	8,342,064	2.82
Exercised/transferred	(80,645)	3.10	(3,472,170)	0.04
Lapsed/terminated	(328,556)	2.91	(250,000)	5.10

Outstanding at December 31	6,566,385	$4.70	6,875,586	$4.64
Exercisable at December 31	6,535,274	$4.71	6,742,253	$4.64
Weighted average months remaining		40.0		49.8

Stock Options - On June 20, 2013 the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”), which replaced both the Company’s Amended and Restated 2004 Employee Stock Option Plan and Amended and Restated 2004 Non-Executive Director Stock Option Plan. The 2013 Plan provides for the issuance of up to a total of 6,000,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).

On March 5, 2014, the Company issued an aggregate of 1,138,697 options to purchase the Company’s common stock at $2.00 per share with a term of 5 years to its employees covered under the 2013 Plan. The options will vest pro-ratably as follows: 1/3 on the grant date, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date as long as the employee is employed on such dates. The options were valued at approximately $833,000 using the Black-Scholes-Merton option pricing model with a volatility of 67.0%, a risk free rate of return of 0.92% and zero dividend and forfeiture estimates. On March 13, 2014, the Company issued an aggregate of 84,025 shares of common stock to three of its directors to pay approximately $134,000 of accrued director’s fees. In December 2014, the Company issued 33,500 options to purchase the Company’s common stock at $0.60 per share with a term of 5 years to members of the Company’s executive management in exchange for an agreement by each employee to reduce his cash compensation for the fiscal year of 2015. The options will vest on August 15, 2015 and had a grant date fair value of $6,643. The options were valued using the Black-Scholes-Merton option pricing model with a volatility of 72.6%, a risk free rate of return of 1.66% and zero dividend and forfeiture estimates.

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

The following is a summary with respect to options outstanding at December 31, 2014 and 2013 and activity during the years then ended:

	2014			2013

	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at January 1:	4,073,898	3.25		-
Transferred	-	-		1,980,898	3.65
Granted	1,172,197	1.96		2,150,000	2.89
Exercised	-	-		(20,000)	1.86
Lapsed/terminated	(317,804)	3.56		(37,000)	6.31
Outstanding at December 31:	4,928,291	2.92	4.0	4,073,898	3.25	5.7
Exercisable at December 31:	2,806,696	2.94	5.0	1,718,024	3.25	4.3
Expected to vest at December 31:	1,660,169	2.46	5.8	1,905,874	2.95	7.8

Aggregate intrinsic value of outstanding options at December 31:	$-			$104,700
Aggregate intrinsic value of exercisable options at December 31:	$-			$37,365
Aggregate intrinsic value of options expected to vest at December 31:	$-			$67,335

Included in these amounts are earn-out options issued to the previous owners of ExtraDev with a contractual term of 5 years, to purchase an aggregate of 450,000 shares of common stock at an exercise price of $4.50 per share that will be vested if the Company’s Digital division achieves certain annual revenue targets by the end of fiscal year 2016. The fair value of the earn-out options amounted to $594,000. If the annual revenue targets are met or are deemed probable to occur, then the Company will record stock based compensation expense. As of December 31, 2014 vesting is considered remote. All options granted to the owners of ExtraDev were classified as compensation for post combination services since the vesting of each grant is based on length of employment, with all unvested options forfeiting upon termination of employment, therefore, the fair value of these equity instruments was not considered a component of the purchase price of the ExtraDev acquisition.

The weighted-average grant date fair value of options granted during the year ended December 31, 2014 was $0.71($0.82 -2013). The aggregate grant date fair value of options that vested during the year was approximately $1,145,000 ($1,009,000 -2013). There were 20,000 options exercised on a cashless basis during 2013. The intrinsic value of options exercised during 2013 was approximately $20,000. There were no options exercised during 2014.

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton Option Pricing Model. The Company estimated the expected volatility of the Company’s common stock at the grant date using the historical volatility of the Company’s common stock over the most recent period equal to the expected stock option term. The expected volatility utilized ranged between 67.0% and 72.6% during 2014. The risk-free interest rate assumptions were determined using the equivalent U.S. Treasury bonds yield and ranged between 0.92% and 1.66% in 2014. The Company estimates pre-vesting option forfeitures at the time of grant. The Company has had minimal pre-vesting forfeitures in the past. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The following table shows our weighted average assumptions used to compute the share-based compensation expense for stock options and warrants granted during the years ended December 31, 2014 and 2013:

	2014	2013
Volatility	67.1%	60.9%
Expected option term	3.5 years	5.7 years
Risk-free interest rate	0.9%	1.6%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Restricted Stock - Restricted common stock may be issued under the Company’s 2013 Plan for services to be rendered which may not be sold, transferred or pledged for such period as determined by our Compensation Committee and Management Resources. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, in the event that employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. The Company has no obligation to repurchase any restricted stock. In conjunction with its Merger with Lexington Technology Group on July 1, 2013 (See Note 9) the Company issued 7,100,000 shares of the Company’s common stock to be held in escrow pursuant to an escrow agreement, dated July 1, 2013. Pursuant to the escrow agreement, the shares of the Company’s common stock deposited in the escrow account would be released to the holders if and when the closing price per share of the Company’s common stock exceeded $5.00 per share (as adjusted for stock splits, stock dividends and similar events) for 40 trading days within a continuous 90 trading day period following the closing of the Merger. If within one year following the closing of the Merger, such threshold was not achieved, the shares of the Company’s common stock held in escrow would be cancelled and returned to the treasury of the Company. The holders of the escrow shares had voting rights with respect to the shares until such shares were either released or retired after one year. As of July 1, 2014, the vesting criteria for the escrow shares was not met. As a result, the Company received authorization from holders of an aggregate of 3,038,357 of the escrow shares to retire such shares as of June 29, 2014. The remaining 4,061,643 escrow shares were retired on July 1, 2014. The Company had also issued an aggregate of 786,678 shares of Common Stock to Palladium Capital as compensation for advisory services performed in connection with the Merger. Of those shares issued to Palladium Capital, 400,000 were being held in escrow pursuant to the same terms and conditions as those set forth in the escrow agreement. Since Palladium Capital’s escrow shares did not vest, the Company received authorization from Palladium Capital to retire their 400,000 escrow shares as of June 29, 2014.

In December 2014, the Company issued an aggregate of 243,750 shares of restricted common stock to certain members of the Company’s executive and senior management in exchange for agreements by the employees to reduce their cash compensation for the fiscal year of 2015. The restricted shares will vest on August 15, 2015 and had an aggregate grant date fair value of $117,000.

The following is a summary of activity of restricted stock during the years ended at December 31, 2014 and 2013:

	Shares	Weighted- average Grant Date Fair Value

Restricted shares outstanding, December 31, 2012	61,764	$3.33
Restricted shares granted	-	-
Restricted shares vested	(20,588)	3.33
Restricted shares outstanding, December 31, 2013	41,176	$3.33
Restricted shares granted	243,750	0.48
Restricted shares vested	(20,588)	3.33
Restricted shares outstanding, December 31, 2014	264,338	$0.70

Stock-Based Compensation - The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During 2014, the Company had stock compensation expense of approximately $1,355,000 or $0.03 basic earnings per share ($1,895,000; $0.06 basic earnings per share - 2013). As of December 31, 2014, there was approximately $1,308,000 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of approximately three years. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

NOTE 9 – BUSINESS COMBINATION

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

Purchase Price Allocation

The Merger was accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Under Topic 805, the assets and liabilities of the acquired business, DSS Technology Management, are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill, if any. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed then a gain on acquisition is recorded. The purchase price was based on the fair value of the Company’s common stock, and common stock to be held in escrow and issued if certain contingencies were met, warrants to purchase the Company’s common stock issued by the Company to DSS Technology Management stockholders, and replacement options awards related to pre-combination services granted to certain DSS Technology Management employees pursuant to the Merger Agreement. The Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value. The fair value of the equity instruments issued to former stockholders of DSS Technology Management was based on a $1.87 share price of the Company’s common stock which was the closing share price of the Company’s common stock on the Closing Date of July 1, 2013. For warrants and employee options to purchase DSS common stock issued or assumed as consideration in the Merger, the Company used the Black Scholes Merton option pricing model to determine fair values, with terms set at the remaining life of the option or warrant, a volatility of approximately 59%, and a risk free rate of return of approximately 0.9% with zero forfeitures expected. For the Company common stock held in escrow, the Company used a Monte Carlo simulation model to determine an average expected fair value.

($ -in thousands)

Current assets, net of current liabilities	$6,252
Deposits and non-current assets	9
Investments at fair value	10,750
Other intangible assets- patent and patent rights	27,856
Goodwill	11,962
56,829
Deferred tax liability, net	11,962
44,867
Non-controlling interest in subsidiary	(4,300)
Total purchase price	$40,567

Consideration issued:
Fair value of 16,317,828 shares of DSS common stock issued to DSS Technology Management stockholders	$30,514
Fair value of 7,100,000 shares of DSS common stock issued to DSS Technology Management stockholders to be held in escrow for up to one year	901
Fair value of options to purchase 2,000,000 shares DSS common stock for $3.00 per share exchanged for options to purchase DSS Technology Management's common stock that were granted to DSS Technology Management's employees which relate to pre-combination services	141
Fair value of warrants to purchase up to 4,859,894 shares of DSS common stock for $4.80 per share issued to DSS Technology Management shareholders	2,661
Fair value of warrants to purchase 3,432,170 shares of DSS common stock for $0.02 per share issued to certain DSS Technology Management stockholders	6,350

Total purchase price	$40,567

The Company’s management was responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Closing Date. Management considered a number of factors, including reference to an analysis under Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. A relief from royalty methodology was used to value the patent portfolio and investment and the analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows.

Set forth below is the unaudited pro-forma revenue, operating loss, net loss and loss per share of the Company as if DSS Technology Management had been acquired by the Company as of January 1, 2013.

(unaudited)	Year Ended December 31, 2013

Revenue	$18,046,000
Operating Loss	(11,527,000)
Net loss	(12,489,000)
Earnings per share:
Basic and diluted	$(0.24)

NOTE 10 - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

	2014	2013
Currently payable:
Federal	$-	$-
State	6,735	-
Total currently payable	6,735	-
Deferred:
Federal	(13,939,671)	(2,217,527)
State	488,406	(528,872)
Total deferred	(13,451,265)	(2,746,399)
Less: (decrease) increase in allowance	12,455,900	(8,202,476)
Net deferred	(995,365)	(10,948,875)
Total income tax benefit	$(988,630)	$(10,948,875)

Individual components of deferred taxes are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$16,104,083	$15,960,340
Equity issued for services	1,050,348	721,934
Goodwill and other intangibles	773,019	218,896
Investment in pass-through entity	268,476	-
Other	591,259	338,087
Gross deferred tax assets	18,787,185	17,239,257

Deferred tax liabilities:
Goodwill and other intangibles	$312,277	$9,827,201
Depreciation and amortization	312,823	286,520
Investment in pass-through entity	-	2,414,716
Gross deferred tax liabilities	$625,100	$12,528,437

Less valuation allowance	(18,307,844)	(5,851,944)

Net deferred tax liabilities	$(145,759)	$(1,141,124)

During 2014, the Company recognized a $995,000 net deferred tax benefit primarily as a result of the expense recognized during the period related to the impairment of the investment in VATI and the Bascom patents. In 2013, the Company recognized a $10,962,000 deferred tax benefit as a result of the acquisition of DSS Technology Management, Inc. on July 1, 2013. Due to the acquisition, a temporary difference between the book fair value and the tax basis of the other intangible assets acquired created an approximately $11,962,000 deferred tax liability and additional goodwill. With the increase in the deferred tax liability, the Company reduced the deferred tax asset valuation allowance  by the amount of net operating loss that could offset the amortization of the deferred tax liability associated with the value of the patents acquired and recognized a deferred tax benefit of approximately $10,949,000.

The Company has approximately $48,513,000 in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2022 through 2034. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance accordingly. The Company’s NOLs could also be subject to annual limitation as a result of a change in its equity ownership as defined under the Internal Revenue Code Section 382. This limitation, as applicable, could further limit the use of the NOLs.

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

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2014	2013

Statutory United States federal rate	34.0%	34.0%
State income taxes net of federal benefit	(0.7)	4.2
Noncontrolling interest in pass-through entity	(3.4)	-
Permanent differences	(2.3)	(4.5)
Other	1.1	(0.8)
Change in valuation reserves	(26.6)	98.1

Effective tax rate	2.1%	131.0%

At December 31, 2014 and 2013, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2014 and 2013 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2011-2014 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 11 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains qualified employee savings plans (the “401(k) Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code which covers all employees. Employees generally become eligible to participate in the 401(k) Plan immediately following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing July 1, 2011, the Company matched up to 1% of the employee’s earnings. On December 17, 2013, the Company increased its matching percentage to 50% of the employee’s contribution up to a maximum match of 3% of the employee’s contribution. The total matching contributions for 2014 were approximately $107,000 ($41,000 -2013).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Facilities - Our corporate offices and Digital division together occupy approximately 11,000 square feet of commercial office space at 28 East Main Street, Rochester, New York 14614 under a lease that expires September 30, 2015, at a rental rate of approximately $14,000 and $15,000 per month in 2014 and 2015, respectively. Our Plastics division leases approximately 15,000 square feet in a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia under a 13 month lease that expires in December 2015 for approximately $2,700 per month, and also leases a sales and research and development facility in Plano, Texas under a 12 month lease that expires in December 2015 for approximately $1,044 per month. In addition, during 2014, the Company’s Technology Management division leased office space in New York City for approximately $3,000 under an agreement it terminated in December 2014. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when its current leases expire. The Company believes that its facilities are adequate for our current operations.

Equipment Leases – From time to time, the Company leases certain production and office equipment, digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. The leases expire at various dates February 2017. As of December 31, 2014, the Company did not have any capital leases. During 2013, the Company made payments in the aggregate of approximately $764,000 under operating leases.

The following table summarizes the Company’s lease commitments.

	Operating Leases
	Equipment	Facilities	Total

Payments made in 2014	$30,540	$513,669	$544,209

Future minimum lease commitments:
2015	16,907	337,738	354,645
2016	5,241	164,183	169,424
2017	874	169,109	169,983
2018	-	174,182	174,182
2019	-	-	-
Total future minimum lease commitments	$23,022	$845,212	$868,234

Employment Agreements - The Company has employment agreements with nine members of its management team with terms ranging from one to five years through December 2019. The agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2014, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $1,282,000.

Related Party Payments - During 2014 and 2013, the Company paid consulting fees of approximately $145,000 and $188,000, respectively, to Patrick White, its former CEO, under a consulting agreement and paid an aggregate of approximately $35,000 in 2015 through the expiration of the agreement in February 2015.

On December 29, 2014, the Company paid National Securities Corporation underwriting fees of approximately $134,000 and $100,000 in underwriter expenses pursuant to an underwritten offering the Company made of 3,715,000 shares of common stock. (See Note 8). Robert Fagenson, the Company’s Board chairman, is also the chairman of the board of directors of National Holdings Corporation, the parent company of National Securities Corporation.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of December 31, 2014 and 2013, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Legal Proceedings - On October 24, 2011 the Company initiated a lawsuit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleged breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and sought in excess of $10 million in money damages from Coupons.com for those claims. On October 28, 2014, the District Court granted Coupons.com’s motion for summary judgment, dismissing the case. On November 25, 2014, the Company appealed that decision to the United States Court of Appeals for the Second Circuit. On March 5, 2015, the parties entered into a Stipulation whereby the Company withdrew the appeal without prejudice so that the parties could complete settlement negotiations. The Company has a right to re-file the appeal if settlement is not reached.

On October 3, 2012, Lexington Technology Group’s (now DSS Technology Management) subsidiary, Bascom Research, LLC, commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, pursuant to which Bascom Research, LLC alleged that such companies infringed on one or more of its patents.  On January 5, 2015, the U.S. District Court for the Northern District of California granted summary judgment to defendants Facebook, Inc., and LinkedIn Corp. effectively ending the case at the trial court level. On January 22, 2015, Bascom Research, LLC and Facebook, Inc. entered in to a Stipulation filed with the District Court whereby Bascom Research, LLC agreed not to appeal the District Court’s judgment, and Facebook, Inc. agreed to request the dismissal of a pending CBM review it had previously filed with the USPTO’s Patent Trial and Appeal Board (PTAB). The CBM proceeding was terminated on February 24, 2015.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”), in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The Apple Litigation relates to certain patents owned by DSS Technology Management in the Bluetooth technology space. On November 7, 2014, the case was transferred to the Northern District of California. In December, 2014, Apple filed two petitions for Inter Partes Review of the patents at issue with the USPTO’s Patent Trial and Appeal Board (PTAB). DSSTM intends to file its responses to the petitions by March 30, 2015.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as TSMC), Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as Samsung), and NEC Corporation of America (referred to as NEC), for patent infringement involving certain of its semiconductor patents. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed a petition for Inter Partes Review (IPR) of the patents at issue with the USPTO’s Patent Trial and Appeal Board (PTAB). DSSTM filed its preliminary response to the petition in October, 2014. Samsung also filed an IPR relating to the same patents in September, 2014. DSSTM filed its preliminary response to that petition in December, 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by the PTAB. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas, and the court’s decision is pending.

On May 30, 2014, DSS Technology Management filed suit against Lenovo (United States), Inc. (“Lenovo”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint has alleged infringement by Lenovo of one of DSSTM’s patents that relates to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking judgment for infringement and money damages from Lenovo in connection with the case. The case is currently in the discovery phase.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed herein or otherwise, will have a material adverse effect on its results of operations, cash flows or our financial condition. The Company accrues for potential litigation losses when a loss is probable and estimatable.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2014	2013

Cash paid for interest	$298,000	$246,000

Non-cash investing and financing activities:
Equity issued for acquisition	$-	$40,567,000
Accrued liabilities with related parties settled with equity	$134,000	$-
Financing of building improvements	$200,000	$-
Change in non-controlling interest	$(4,700,000)	$-
(Loss) gain from change in fair value of interest rate swap derivative	$(34,000)	$100,000
Warrants issued with debt	$-	$69,000
Accounts payable converted to debt	$-	$153,000
Financing of equipment purchase and building improvements	$-	$2,404,000
Intrinsic value of beneficial conversion feature at reaquisition	$-	$75,000
Escrow shares retired	$150,000	$-

NOTE 14 - SEGMENT INFORMATION

As of January 1, 2014, the Company’s businesses are organized, managed and internally reported as four operating segments.  Two of these operating segments, Packaging and Printing, and Plastics are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering.     Previously, the Company maintained a separately located operating segment, DSS Printing Group. This operating segment was relocated to the Company’s packaging facility in Victor, New York in January 2014 and is no longer being evaluated by management as a segment separate from packaging. For presentation purposes, the 2013 Printing Group segment and Packaging segment amounts were combined to be consistent with the 2014 segment presentation. The two other operating segments, ExtraDev, Inc., dba DSS Digital Group, and DSS Technology Management, Inc., are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology.

Approximate information concerning the Company’s operations by reportable segment for the years ended December 31, 2014 and 2013 is as follows.  The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$12,926,000	3,552,000	1,809,000	-	$18,287,000
Depreciation and amortization	567,000	171,000	4,532,000	4,000	5,274,000
Interest expense	156,000	7,000	54,000	100,000	317,000
Stock based compensation	121,000	69,000	155,000	1,010,000	1,355,000
Impairment of goodwill			3,000,000		3,000,000
Impairment of intangible assets and investments	-	-	34,035,000	-	34,035,000
Loss attributable to noncontrolling interest	-	-	(4,700,000)	-	(4,700,000)
Income tax benefit	-	-	-	(989,000)	(989,000)
Net income (loss) to common stockholders	842,000	(106,000)	(38,843,000)	(3,050,000)	(41,157,000)
Capital expenditures	717,000	131,000	1,244,000	-	2,092,000
Identifiable assets	8,873,000	1,872,000	14,872,000	2,136,000	27,753,000

Year Ended December 31, 2013	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$12,242,000	3,639,000	1,571,000	-	$17,452,000
Depreciation and amortization	570,000	170,000	2,225,000	1,000	2,966,000
Interest expense	165,000	-	5,000	76,000	246,000
Stock based compensation	-	-	-	1,895,000	1,895,000
Impairment of goodwill	-	-	239,000	-	239,000
Income tax benefit	-	-	-	(10,949,000)	(10,949,000)
Net income (loss)	676,000	89,000	(3,968,000)	5,797,000	2,594,000
Capital expenditures	1,889,000	15,000	2,864,000	12,000	4,780,000
Identifiable assets	9,170,000	2,125,000	55,193,000	854,000	67,342,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 2% of total revenue for 2014, (2%- 2013). Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

Major Customers - During 2014, two customers accounted for 40% of the Company’s consolidated revenue. As of December 31, 2014, these two customers accounted for 27% of the Company’s trade accounts receivable balance. During 2013, these same two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2013, these two customers accounted for 30% of the Company’s trade accounts receivable balance.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2014:

The Company’s controls associated with identifying and accounting for complex and non-routine transactions in accordance with GAAP were ineffective. Specifically, during the course of the annual audit, adjustments were made to correct the recorded amounts for impairment of goodwill that could have resulted in a material misstatement of our financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

 We previously identified one material weakness in our internal control over financial reporting following management’s annual assessment of internal controls over financial reporting performed for the year ended December 31, 2013, which weakness was the result of a failure to maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. During 2014, in accordance with our plan of remediation of that material weakness, we received guidance from our third party accounting and advisory firm to: (1) provide technical accounting research and guidance related to existing or newly applicable authoritative pronouncements; (2) provide assistance with drafting financial statements, the applicable disclosures and reviewing supporting schedules; and (3) assist in the valuation of assets and liabilities. As a result of the adoption of such measures, we believe that we have remediated our material weakness regarding sufficient compliment of qualified accounting personnel and controls associated with segregation of duties over the financial reporting process. We continue to evaluate the remedial measures and the material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than as described, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for our 2015 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in our Proxy Statement for our 2015 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our Proxy Statement for our 2015 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our Proxy Statement for our 2015 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our Proxy Statement for our 2015 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 10-K dated March 31, 2011).
3.2	Third Amended and Restated Bylaws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated July 1, 2013).
10.1	Convertible Promissory Note between Document Security Systems, Inc. and Mayer Laufer, dated December 30, 2011 (incorporated by reference to exhibit 10.1 to Form 8-K dated January 4, 2012).
10.2	Form of Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated February 13, 2012).
10.3	Placement Agent Warrant dated February 13, 2011 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 13, 2012).
10.4	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.1 to Form 8-K dated February 21, 2012).

10.5	Warrant issued to ipCapital Group, Inc., dated February 20, 2012 (incorporated by reference to exhibit 4.2 to Form 8-K dated February 21, 2012).
10.6	Letter Agreement, dated October 1, 2012, between Document Security Systems, Inc. and Philip Jones (incorporated by reference to exhibit 10.7 to Form 8-K dated October 4, 2012).
10.07	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement, dated October 1, 2012, between Document Security Systems, Inc. and Philip Jones (incorporated by reference to exhibit 10.8 to Form 8-K dated October 4, 2012).
10.08	Amendment No. 1 to Employment Agreement, dated as of October 1, 2012, between Document Security Systems, Inc. and Robert B. Bzdick, (incorporated by reference to exhibit 10.8 to Form 8-K dated October 4, 2012).
10.09	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Agreement between Patrick White and Document Security Systems, Inc., dated November 15, 2012 (incorporated by reference to exhibit 10.3 to Form 8-K dated November 16, 2012).
10.10	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.11	Warrant issued to Century Media Group Inc., dated January 21, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated January 22, 2013).
10.12	Promissory Note between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 24, 2013 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 28, 2013).
10.13	Convertible Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 10.2 to Form 8-K dated May 28, 2013).
10.14	Warrant issued to Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated May 28, 2013).
10.15	Form of Warrant (incorporated by reference to Annex D to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.16	Employment Agreement dated November 20, 2012 by and between Lexington Technology Group, Inc. and Jeffrey Ronaldi (incorporated by reference to exhibit 10.71 to Registration Statement on Form S-4 originally filed with the SEC on November 26, 2013).
10.17	Amended Employment Agreement dated November 20, 2012 by and between Lexington Technology Group, Inc. and Peter Hardigan (incorporated by reference to exhibit 10.70 to Registration Statement on Form S-4 originally filed on November 26, 2013).
10.18	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC, and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.19	Security Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 18, 2014).
10.20	Form of Assignment and Assumption Agreement by and among DSS Technology Management, Inc. and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.3 to Form 8-K dated February 18, 2014).
10.21	Patent Security Agreement dated February 13, 2014 by and among DSS Technology Management, Inc. in favor of Fortress Credit Co LLC, in its capacity as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated February 18, 2014).
10.22	Initial Advance Note from DSS Technology Management, Inc. to Fortress Credit Co LLC, dated February 13, 2014(incorporated by reference to exhibit 10.5 to Form 8-K dated February 18, 2014).
10.23	Form of First Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.6 to Form 8-K dated February 18, 2014).
10.24	Form of Second Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.7 to Form 8-K dated February 18, 2014).

10.25	Patent License dated February 13, 2014 by and among DSS Technology Management, Inc. and Fortress Credit Co. LLC (incorporated by reference to exhibit 10.8 to Form 8-K dated February 18, 2014).
10.26	Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 2, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 7, 2014).
10.27	Form of Securities Purchase Agreement dated as of June 12, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated June 13, 2014).
10.28	Underwriting Agreement dated as of December 23, 2014 by and between Document Security Systems, Inc. and National Securities Corporation as representative of the several underwriters named therein (incorporated by reference to exhibit 1.1 to Form 8-K dated December 23, 2014).
10.29	Convertible Promissory Note Amendment No. 2 dated as of February 23, 2015 by and among Document Security Systems, Inc. and Mayer Laufer (incorporated by reference to exhibit 10.1 to Form 8-K dated February 26, 2015).
10.30	Promissory Note Amendment No. 2 dated as of February 26, 2015 by and among Document Security Systems, Inc. and Congregationa Noam Elimelech (incorporated by reference to exhibit 10.2 to Form 8-K dated February 23, 2015).
21	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS XBRL	Instance Document*
101.SCH XBRL	Taxonomy Extension Schema Document*
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 30, 2015	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2015	By:	/s/ Robert Fagenson
Robert Fagenson Director and Chairman of the Board

March 30, 2015	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer and Director (Principal Executive Officer)

March 30, 2015	By:	/s/ Robert Bzdick
Robert Bzdick President and Director

March 30, 2015	By:	/s/ Peter Hardigan
Peter Hardigan Chief Operating Officer and Director

March 30, 2015	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

March 30, 2015	By:	/s/ Jonathon Perrelli
Jonathon Perrelli
Director

March 30, 2015	By:	/s/ Warren Hurwitz
Warren Hurwitz
Director

March 30, 2015	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

