Form 10-K/A
period 2014-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2015-04-28
CIK 771999

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Document Securities System, Inc. (the “Company,” “DSS,” “we,” “us” or “our”) for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2014 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2015 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety. In addition, Part II, Item 9B is amended and restated in its entirety to provide the anticipated date of our 2015 Annual Meeting of Stockholders.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

Document Security Systems Inc.

Annual Report on Form 10-K

Forward-looking statements that may appear in this Form 10-K/A, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act and contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in the Original 10-K. The forward-looking statements are made as of the date of this Form 10-K/A, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this Form 10-K/A and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

PART II

ITEM 9B - OTHER INFORMATION

DSS intends to hold its 2015 Annual Meeting of Stockholders on August 26, 2015.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Board of Directors currently consists of seven directors. Biographical and certain other information concerning the Company’s directors is set forth below. There are no familial relationships among any of our directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our directors, or any associate of any such director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships
Robert B. Fagenson	66	2004

Robert B. Fagenson spent the majority of his career at the New York Stock Exchange, where he was Managing Partner of one of the largest specialist firms operating on the exchange trading floor. Having sold his firm and subsequently retired from that business in 2007, he has since been the Chief Executive Officer of Fagenson & Co., Inc., a 50-year-old broker dealer that is engaged in institutional brokerage as well as investment banking and money management. On March 1, 2012, Fagenson & Co., Inc. transferred its brokerage operations, accounts and personnel to National Securities Corporation and now operates as a branch office of that firm. On April 4, 2012, Mr. Fagenson was elected Chairman of the Board of National Holdings Corporation, which is the parent of National Securities Corporation, a full line broker dealer with offices around the United States. On January 1, 2015, Mr. Fagenson was named CEO of National Holdings Corporation.

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

Mr. Fagenson has previously served on the boards of a number of public companies and is presently the Non-Executive Chairman of the Board of Directors of Document Security Systems, Inc. He has served as a director for the Company since 2004, and as the Board’s Non-Executive Chairman since 2008. He is also a Director of the National Organization of Investment Professionals (NOIP).

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

In addition to his business related activities, Mr. Fagenson serves as Vice President and a director of New York Services for the Handicapped, Treasurer and director of the Centurion Foundation, Director of the Federal Law Enforcement Officers Association Foundation, Treasurer and director of the New York City Police Museum and as a member of the Board of the Sports and Arts in Schools Foundation. He is a member of the alumni boards of both the Whitman School of Business and the Athletic Department at Syracuse University. He also serves in a voluntary capacity on the boards and committees of many civic, social and community organizations. Mr. Fagenson received his B.S. degree in Transportation Sciences & Finance from Syracuse University in 1970.

Mr. Fagenson’s experience on boards of other public companies and his experience at the New York Stock exchange qualifies him to serve on our board of directors

Jeffrey Ronaldi	49	2013

Jeffrey Ronaldi has served has as the Company’s Chief Executive Officer and director since the closing of the Merger on July 1, 2013. Mr. Ronaldi had previously served as DSSTM’s Chief Executive Officer since November 9, 2012. He also has served since July 2011 as Managing Director at HPR Capital, LLC; since January 2008 he has also served as Managing Partner of CTD Group, LLC and since June 2005, he has served as Managing Director of SSL Services, LLC. From November 2008 to November 2010, he served as Chief Executive Officer at Turtle Bay Technologies, an intellectual property management firm that provides strategic capital, asset management services and guidance for intellectual property owners. Since August 2008, Mr. Ronaldi has provided consulting services to Juridica Investments Ltd., a closed-end investment fund listed on the Alternative Investment Market (AIM) of the London Stock Exchange. Mr. Ronaldi’s experience with Turtle Bay Technologies and management of intellectual property qualifies him to serve on our board of directors.

Robert B. Bzdick	60	2010	Robert B. Bzdick joined the Company on February 17, 2010 as Chief Operating Officer after the Company’s acquisition of its wholly-owned subsidiary, Premier Packaging Corporation, for which Mr. Bzdick was the Chief Executive Officer. Mr. Bzdick became a director of the Company in March 2010 and Chief Executive Officer in December 2012. Mr. Bzdick resigned as Chief Executive Officer of the Company and was appointed President of the Company on July 1, 2013. Prior to founding Premier Packaging Corporation in 1989, Mr. Bzdick held positions of Controller, Sales Manager, and General Sales Manager at the Rochester, New York division of Boise Cascade, LLC (later Georgia Pacific Corporation). Mr. Bzdick has over 29 years of experience in manufacturing and operations management in the printing and packaging industry. Mr. Bzdick brings his considerable packaging and printing industry experience to the Company and our board of directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships
Peter Hardigan	39	2013

Peter Hardigan has served as the Company’s Chief Operating Officer and director since the closing of the Merger on July 1, 2013. Mr. Hardigan had previously served as DSSTM’s Chief Operating Officer and a director since inception. Prior to joining DSSTM, from August 2011 to August 2012, Mr. Hardigan was the Chief Financial Officer and Head of Investment Management at IP Navigation Group, LLC (IPNav), where he was responsible for financial assessment of IPNav portfolio acquisitions. From September 2007 to August 2011, Mr. Hardigan was Principal at Charles River Associates in New York and Frankfurt, where he represented a range of Fortune 500 Companies and institutional investors involved in IP monetization. Prior to joining Charles River Associates, from February 2005 to September 2007, Mr. Hardigan was a licensing officer at Columbia Technology Ventures, where he was responsible for evaluation, commercial development and licensing of CTV’s life sciences portfolio. Prior to CTV, from April 1999 to July 2003, Mr. Hardigan was a strategy consultant at Mainspring and IBM Business Consulting Services (following IBM’s acquisition of Mainspring) where he advised Fortune 500 life sciences, financial services, and consumer goods firms, with a focus on portfolio strategy and business development. Mr. Hardigan holds an MBA from Columbia University and a B.A. from the University of Chicago. Mr. Hardigan’s experience and leadership as an executive officer and director of DSSTM and experience in intellectual property monetization qualify him to serve on the Company’s board of directors.

Ira A. Greenstein	55	2004

Ira A. Greenstein is President of Genie Energy Ltd., an energy services company. Prior to joining Genie Energy Ltd. in December 2011, Mr. Greenstein served as President of IDT Corporation (NYSE: IDT), a provider of wholesale and retail telecommunications services and continues to serve as counsel to the Chairman. Prior to joining IDT in January 2000, Mr. Greenstein was a partner in the law firm of Morrison & Foerster LLP from February 1997 to November 1999, where he served as the chairman of the firm’s New York Business Department. Concurrent to his tenure at Morrison & Foerster, Mr. Greenstein served as General Counsel and Secretary of Net2Phone, Inc. from January 1999 to November 1999. Prior to 1997, Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Meagher & Flom LLP. Mr. Greenstein also served on the Securities Advisory Committee to the Ontario Securities Commission from 1992 through 1996. From 1991 to 1992, Mr. Greenstein served as secondment counsel to the Ontario Securities Commission. Mr. Greenstein serves on the boards of Ohr Pharmaceutical, Inc., NanoVibronix Inc., and Regal Bank of New Jersey. Mr. Greenstein is a member of the Dean’s Council of the Columbia Law School Center on Corporate Governance. Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School. Mr. Greenstein was appointed to our Board of Directors in September 2004.

Mr. Greenstein provides the Company with significant public company management experience, particularly in regards to legal and corporate governance matters, mergers and acquisitions, and strategic planning. In addition, Mr. Greenstein’s extensive legal experience has provided the Company insights and guidance throughout the Company’s patent litigation initiatives, all of which qualify him to serve on our board of directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships
Warren Hurwitz	50	2013

Warren Hurwitz has served as a director of the Company since the closing of the Merger on July 1, 2013. Mr. Hurwitz has served since March 2005 as a partner of Altitude Capital Partners, a private investment fund that he co-founded that is focused on investing in, enforcing and protecting the rights of intellectual property assets. Prior to Altitude Capital Partners, Mr. Hurwitz was a Senior Vice President at HSBC Capital (USA), the U.S. private equity arm of HSBC Group, from May 2001 through June 2004 and has held various positions within HSBC Markets (USA) Inc. from June 1994 through May 2001. Mr. Hurwitz received his B.A. degree in Economics from the State University of New York at Albany and his MBA from Fordham University. Mr. Hurwitz’s experience with Altitude Capital Partners and the investment, enforcement and protection of intellectual property rights qualify him to serve on our board of directors.

Jonathon Perrelli	43	2013

Jonathon Perrelli has served as a director of the Company since the closing of the Merger on July 1, 2013. Mr. Perrelli is the Founder of Fortify Ventures LLC, a seed and early stage venture fund, and has served as Managing Director since May 2011. Mr. Perrelli is the Founder of SecureForce, LLC, or SecureForce, a cyber-security solutions provider serving the United States Department of Defense and Intelligence, and served as President and Chief Executive Officer from December 2003 until December 2012. Since January 2011, Mr. Perrelli has served as the Chairman of the Board of SecureForce. In addition to SecureForce, Mr. Perrelli currently serves as a director of Inertial Labs Inc. and Venga, Inc. Mr. Perrelli’s experience and leadership as an executive officer and director in technology and security companies qualify him to serve on the Company’s board of directors.

There are no legal proceedings that have occurred within the past ten years concerning our directors or nominees which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, is available on the Corporate Governance section of our web site at www.dsssecure.com.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. The Audit Committee is currently comprised of Robert Fagenson and Warren Hurwitz. Robert Fagenson is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended. Each of the members of the Audit Committee is an independent director (as defined under Sections 803A and 803B(2) of the NYSE MKT LLC Company Guide).  The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Corporate Governance section of our web site, www.dsssecure.com.

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

The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans.  The Compensation and Management Resources Committee currently consists of Ira Greenstein, Robert Fagenson and Jonathon Perrelli. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Sections 803A and 805(c) of the NYSE MKT LLC Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Corporate Governance section of our web site, www.dsssecure.com.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles.  The Nominating and Corporate Governance Committee currently consists of Ira Greenstein and Jonathon Perrelli, each of whom is an independent director (as defined under Section 803A of the NYSE MKT LLC Company Guide).  The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Corporate Governance section of our web site, www.dsssecure.com.  The Nominating and Corporate Governance Committee does not have a formal policy that requires it to consider any director candidates that might be recommended by stockholders, but adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by stockholders. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders.  In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

EXECUTIVE OFFICERS

 The persons who are currently serving as executive officers of the Company are Jeffrey Ronaldi, Chief Executive Officer, Peter Hardigan, Chief Operating Officer, Robert Bzdick, President, and Philip Jones, Chief Financial Officer. The biographies for each of Jeffrey Ronaldi, Peter Hardigan and Robert Bzdick are set forth above in the information relating to the Company’s directors.

Philip Jones, 46, joined the Company in 2005 as Controller and Principal Accounting Officer and has been the Company’s Chief Financial Officer since May 2009. Mr. Jones also serves as the Company’s Vice President of Finance and Treasurer. Prior to joining the Company, Mr. Jones held financial management positions at Zapata Corporation, a public holding company, and American Fiber Systems, a private telecom company. In addition, Mr. Jones was a CPA at PriceWaterhouseCoopers and Arthur Andersen. Mr. Jones holds a Bachelor’s Degree in Economics from SUNY Geneseo and a MBA from the Rochester Institute of Technology. Mr. Jones is on the board of directors of U-Vend, Inc.

There are no familial relationships among any of our officers or directors. None of our executive officers has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our executive officers or any associate of any such officer, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Each executive officer serves at the pleasure of the board of directors.

There are no legal proceedings that have occurred within the past ten years concerning our executive officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2014, all Reporting Persons were in compliance with the applicable requirements of Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by persons serving as the Company’s Chief Executive Officer during 2014 and its two other most highly compensated executive officers who served the Company in 2014, referred to herein collectively as the “named executive officers”, or NEOs, for services rendered to us for the years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation (2)	Total
		$	$	$	$	$	$

Jeffrey Ronaldi (3)	2014	350,000	70,000	60,000	151,184	1,186	632,370
Chief Executive Officer	2013	137,308	--	--	753,910	--	969,028

Robert B. Bzdick	2014	200,000	130,251	--	86,390	24,285	440,926
President & Former Chief Executive Officer (4)	2013	220,000	147,320	--	--	23,575	771,361

Peter Hardigan (5)	2014	250,000	50,000	30,000	107,988	1,186	439,174
Chief Operating Officer	2013	98,077	--	--	753,910	--	929,797

Philip Jones	2014	150,000	--	9,000	39,040	1,186	199,226
Chief Financial Officer	2013	121,154	25,000	--	--	1,212	147,366

_____________________

(1)	Represents the total grant date fair value of option awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 8 to our financial statements for the year ended December 31, 2014.

(2)	Includes health insurance premiums and automobile expenses paid by the Company.

(3)	Effective July 1, 2013, Mr. Ronaldi was appointed as Chief Executive Officer of the Company. He was previously Chief Executive Officer of Lexington Technology Group, Inc.

(4)	Effective December 1, 2012, Mr. Bzdick was appointed as Chief Executive Officer of the Company. He had previously served as the Company’s Chief Operating Officer since February 2010. Mr. Bzdick resigned as Chief Executive Officer of the Company and was appointed President of the Company on July 1, 2013.

(5)	Effective July 1, 2013, Mr. Hardigan was appointed as Chief Operating Officer of the Company. He was previously Chief Operating Officer of Lexington Technology Group, Inc.

Employment and Severance Agreements

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

On October 1, 2012, the Company and Robert Bzdick entered into Amendment No. 1 to the Bzdick Employment Agreement (the “Bzdick Amendment”) which amended certain terms and provisions of the Bzdick Employment Agreement. The Bzdick Amendment became effective on July 1, 2013. Pursuant to the Bzdick Amendment, among other things, (i) the term of the Bzdick Employment Agreement was reduced from February 12, 2015 to December 31, 2014, and such term would be renewed automatically for a succeeding period of five years on the same terms and conditions as set forth in the Bzdick Amendment, unless either party, at least 90 days prior to expiration of the term, provided written notice to the other party of its intention not to renew the term. In 2014, the Company elected to renew the term for an additional five years. Mr. Bzdick’s base salary is $200,000 annually.

On October 1, 2012, the Company entered into a letter agreement with Philip Jones (the “Jones Letter Agreement”) which became effective on the date of consummation of the Merger. Under the Jones Letter Agreement, if Mr. Jones’ employment is terminated for any reason during 2015, the Company will pay Mr. Jones severance in the amount of $150,000 in bi-weekly installments in accordance with the Company’s regular payroll practices, for a period of 12 months.

On July 1, 2013, the Company assumed all of the duties, obligations and liabilities of DSSTM under (i) the employment agreement with Jeffrey Ronaldi, dated November 20, 2012 (the “Ronaldi Agreement”), and (ii) the amended employment agreement with Peter Hardigan, dated November 20, 2012 (the “Hardigan Agreement”).

The Ronaldi Agreement has an initial term of three years, commencing on November 9, 2012, and is automatically renewable for additional consecutive one year terms, unless at least ninety days written notice is given by either the Company or Mr. Ronaldi prior to the commencement of the next renewal term. The Ronaldi Agreement provides for an annual base salary of $350,000 and an annual discretionary bonus based upon Mr. Ronaldi’s and the Company’s achievement of annual performance objectives, as determined by the Board. The Company also exchanged 1,000,000 options to purchase shares of the Company’s Common Stock at an exercise price of $3.00 per share for 1,800,000 non-statutory options to purchase shares of DSSTM’s common stock previously granted to Mr. Ronaldi. The Ronaldi Agreement also provides for Mr. Ronaldi’s participation in all benefit programs the Company establishes and makes available to its executive employees, and for reimbursement to Mr. Ronaldi for reasonable travel, entertainment, mileage and other business expenses.

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

The Hardigan Agreement has an initial term of one year, commencing on August 1, 2012, and is automatically renewable for additional consecutive one year terms, unless at least ninety days written notice is given by either the Company or Mr. Hardigan prior to the commencement of the next renewal term. The Hardigan Agreement provides for an annual base salary of $250,000, effective August 1, 2012, and an annual discretionary bonus based upon Mr. Hardigan’s and the Company’s achievement of annual performance objectives, as determined by the Board. The Company also exchanged 1,000,000 options to purchase shares of the Company’s Common Stock at an exercise price of $3.00 per share for 1,800,000 non-statutory options to purchase shares of DSSTM’s common stock previously granted to Mr. Hardigan. The Hardigan Agreement also provides for Mr. Hardigan’s participation in all benefit programs the Company establishes and makes available to its executive employees, and for reimbursement to Mr. Hardigan for reasonable travel, entertainment, mileage and other business expenses.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our Named Executive Officers, which are outstanding as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Option Exercise Price	Option Expiration Date
Philip Jones	50,000	--		--	--	$3.29	01/28/2015
	50,000	--		--	--	4.00	01/28/2015
	20,000	--		--	--	3.23	06/10/2015
	75,000	25,000	(1)	--	--	3.00	11/19/2017
	14,793	29,586	(3)	--	--	2.00	03/05/2019
	--	33,500	(4)	--	--	0.60	12/18/2019
	--	--		18,750	8,438	--	--

Robert B. Bzdick	75,000	25,000	(1)	--	--	$3.00	11/19/2017
	150,000	--		--	--	3.00	11/19/2017
	39,448	78,895	(3)	--	--	2.00	03/05/2019

Jeffrey Ronaldi	625,000	375,000	(2)	--	--	$3.00	11/20/2022
	69,034	138,067	(3)	--	--	2.00	03/05/2015
	--	--		125,000	56,250	--	--

Peter Hardigan	625,000	375,000	(2)	--	--	$3.00	11/20/2022
	49,310	98,619	(3)	--	--	2.00	03/05/2015
	--	--		62,500	28,125	--	--

__________________________

(1)	Vests as to one-twelfth of the shares subject to the option in equal quarterly installments commencing on December 31, 2012.

(2)	One half of these options shall vest in 12 equal quarterly tranches, with the first tranches having vested as of February 15, 2013, and May 15, 2013 and the remaining tranches vesting on each of August 15, November 15, February 15 and May 15 thereafter through August 15, 2015. Following the completion of the Merger on July 1, 2013, the remaining one half of these options shall vest in 12 equal tranches, with a tranche to vest on the last day of each calendar quarter commencing on September 30, 2013.

(3)	One third of these options vested on the date of grant, one third of these options will vest on March 5, 2015, and one third of these options will vest on March 5, 2016.

(4)	These options will vest on August 15, 2015.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2014:

Name of Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Robert B. Fagenson	$19,500	$4,735	$--	$24,235
Ira A. Greenstein	22,000	1,303	--	23,303
David Klein	25,000	444	--	25,444
Jonathon Perrelli	4,000	--	--	4,000
Warren Hurwitz	22,000	--	--	22,000

 Each independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide) is entitled to receive base cash compensation of $12,000 annually, provided such director attends at least 75% of all Board of Director meetings, and all scheduled committee meetings. Each independent director is entitled to receive an additional $1,000 for each Board of Director meeting he attends, and an additional $500 for each committee meeting he attends, provided such committee meeting falls on a date other than the date of a full Board of Directors meeting. The independent director who serves as chairman of the board’s Audit Committee is entitled to receive additional compensation of $6,000 per year. The independent directors who serve as chairman of each of the board’s Compensation and Management Resources Committee and Nominating and Corporate Governance Committee is entitled to receive additional compensation of $3,000 per year. Each of the independent directors is also eligible to receive discretionary grants of options or restricted stock under the Company’s 2013 Employee, Director and Consultants Equity Incentive Plan. Non-independent members of the Board of Directors do not receive cash compensation in their capacity as directors, except for reimbursement of travel expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of common stock as of April 8, 2015 by each person known by the Company to beneficially own more than 5% of the common stock, each director, each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” below), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o Document Security Systems, Inc., 28 East Main Street, Suite 1525, Rochester, New York 14614.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares and shares owned pursuant to warrants or options exercisable within 60 days.

The percentages of shares beneficially owned are based on 46,302,404 shares of our common stock issued and outstanding as of April 8, 2015, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on April 8, 2015, plus (b) the number of shares such person has the right to acquire within 60 days of April 8, 2015.

Name	Number of Shares Beneficially Owned		Percentage of Outstanding Shares Beneficially Owned
Robert B. Fagenson	1,140,776	(1)	2.5%
Jeffrey Ronaldi	1,155,990	(2)	2.5%
Peter Hardigan	947,372	(3)	2.0%
Robert B. Bzdick	877,666	(4)	1.9%
Jonothan Perrelli	35,000	(5)	*
Ira A. Greenstein	128,857	(6)	*
Warren Hurwitz	35,000	(5)	*
Philip Jones	151,669	(7)	*
All officers and directors as a group (8 persons)	4,472,330		9.2%
5% Shareholders
None	--		--

__________________________

      * Less than 1%.

(1)	Includes 880,776 shares of the Company’s common stock, 60,000 shares of the Company’s common stock issuable upon the exercise of currently exercisable stock options, 100,000 shares of the Company’s common stock held by Mr. Fagenson’s wife, and an aggregate of 100,000 shares of the Company’s common stock held in trusts for Mr. Fagenson’s two adult children, of which Mr. Fagenson is trustee. Mr. Fagenson disclaims beneficial ownership of the 100,000 shares of the Company’s common stock held by his wife and the 100,000 shares of the Company’s common stock held in trusts for Mr. Fagenson’s two adult children. Does not include 26,775 options that will not vest within 60 days of April 8, 2015.

(2)	Includes 296,187 shares of the Company’s common stock, 846,401 shares of the Company’s common stock issuable upon exercise of stock options within 60 days of April 8, 2015, and 13,402 shares of the Company’s common stock issuable upon exercise of warrants with an exercise price of $4.80. Does not include 340,976 options that will not vest within 60 days of April 8, 2015.

(3)	Includes 121,740 shares of the Company’s common stock, 806,953 shares of the Company’s common stock issuable upon exercise of stock options within 60 days of April 8, 2015, and 18,679 shares of the Company’s common stock issuable upon exercise of warrants with an exercise price of $4.80. Does not include 340,976 options that will not vest within 60 days of April 8, 2015.

(4)	Includes 565,437 shares of the Company’s common stock, and 312,229 shares of the Company’s common stock issuable upon the exercise of stock options within 60 days of April 8, 2015. Does not include 56,114 options that will not vest within 60 days of April 8, 2015.

(5)	Includes 15,000 shares of the Company’s common stock, and 20,000 shares of the Company’s common stock issuable upon exercise of stock options. Does not include 10,000 options that will not vest within 60 days of April 8, 2015.

(6)	Includes 28,857 shares of the Company’s common stock, and 100,000 shares of the Company’s common stock issuable upon the exercise of stock options within 60 days of April 8, 2015. Does not include 26,775 options that will not vest within 60 days of April 8, 2015.

(7)	Includes 18,750 shares of the Company’s common stock, and 132,919 shares of the Company’s common stock issuable upon the exercise of options within 60 days of April 8, 2015. Does not include 64,960 options that will not vest within 60 days of April 8, 2015.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2014 and 2013, the Company paid consulting fees of approximately $145,000 and $188,000, respectively, to Patrick White, its former CEO, under a consulting agreement. The agreement expired in March 2015, and all payments thereunder ceased at that time.

On March 13, 2014, the Company entered into an engagement letter with National Securities Corporation to assist the Company with various public offerings of its securities. Robert Fagenson, who is the Chairman of the Board of Directors of the Company, is also the Chairman of the Board of Directors and CEO of National Holdings Corporation, which owns National Securities Corporation. In December 2014, the Company paid National Securities Corporation approximately $134,000 in underwriting fees, and approximately $100,000 in underwriter expenses in connection with a public offering of the Company’s securities.

Review, Approval or Ratification of Transactions with Related Persons

The Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. In addition, the Board applies the following standards to such reviews: (i) all related party transactions must be fair and reasonable and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board and (ii) all related party transactions should be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in this Annual Report on Form 10-K, including the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for audit and review services for the fiscal years ended December 31, 2014 and 2013 were approximately $143,600 and $188,000 respectively.

Audit Related Fees

The aggregate fees billed for other related services by our principal accountant, Freed Maxick CPAs, P.C., pertaining to registration statements, comfort letters and consultation on financial accounting or reporting standards for the years ended December 31, 2014 and 2013 were approximately $70,900 and $103,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the year ended December 31, 2014 and 2013 were approximately $33,400 and $34,000, respectively.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2014 and 2013.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(3) Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (J. Ronaldi).				X

31.2	Rule 13a-14(a)/15d-14(a) Certification (P. Jones).				X

32.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (J. Ronaldi).				X

32.2	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (P. Jones).				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

Date: April 28, 2015	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer

