Form 10-Q
period 2015-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2015-05-15
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, there were 46,302,404 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$1,591,859	$2,343,675
Restricted cash	337,307	355,793
Accounts receivable, net	1,445,734	2,097,671
Inventory	1,071,802	869,262
Prepaid expenses and other current assets	509,291	425,671
Deferred tax asset, net	2,499	2,499
Total current assets	4,958,492	6,094,571

Property, plant and equipment, net	4,906,012	5,016,539
Investments and other assets, net	631,624	686,912
Goodwill	12,046,197	12,046,197
Other intangible assets, net	3,667,124	3,908,399

Total assets	$26,209,449	$27,752,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,348,103	$1,037,359
Accrued expenses and other current liabilities	1,625,424	1,997,241
Current portion of long-term debt, net	709,031	754,745

Total current liabilities	3,682,558	3,789,345

Long-term debt, net	7,280,460	7,439,036
Other long-term liabilities	535,932	520,180
Deferred tax liability, net	152,995	148,258

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 46,302,404 shares issued and outstanding (46,172,404 on December 31, 2014)	926,048	923,448
Additional paid-in capital	101,374,209	101,012,659
Accumulated other comprehensive loss	(76,932)	(61,180)
Accumulated deficit	(87,665,821)	(86,019,128)
Total stockholders' equity	14,557,504	15,855,799
Total liabilities and stockholders' equity	$26,209,449	$27,752,618

See accompanying notes to the condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For Three Months Ended March 31,

(unaudited)

	2015	2014

Revenue
Printed products	$3,019,886	$3,163,500
Technology sales, services and licensing	409,645	464,231

Total revenue	3,429,531	3,627,731

Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	1,986,301	2,198,262
Selling, general and administrative (including stock based compensation)	2,608,115	3,074,198
Depreciation and amortization	379,593	1,313,371
Total costs and expenses	4,974,009	6,585,831

Operating loss	(1,544,478)	(2,958,100)

Other expense:
Interest expense	(78,382)	(74,950)
Amortization of note discount	-	(17,367)
Net loss on debt modification and extinguishment	(19,096)	-

Loss before income taxes	(1,641,956)	(3,050,417)

Income tax expense	4,737	4,737

Net loss	$(1,646,693)	$(3,055,154)

Other comprehensive loss
Interest rate swap loss	(15,752)	(9,943)

Comprehensive loss:	$(1,662,445)	$(3,065,097)

Loss per share:
Basic and diluted	$(0.04)	$(0.07)

Shares used in computing loss per share:
Basic and diluted	46,239,404	41,923,987

See accompanying notes to condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(1,646,693)	$(3,055,154)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	379,593	1,313,371
Stock based compensation	324,598	547,142
Paid in-kind interest	20,000	-
Amortization of note discount	-	17,367
Net loss on debt modification and extinguishment	19,096
Change in deferred tax provision	4,737	4,737
Foreign currency translation (gain) loss	(29,400)	16,420
Decrease (increase) in assets:
Accounts receivable	651,937	997,619
Inventory	(202,540)	(386,366)
Prepaid expenses and other assets	(28,332)	(183,462)
Restricted cash	18,486	-
Increase (decrease) in liabilities:
Accounts payable	310,744	(86,460)
Accrued expenses and other liabilities	(351,167)	326,700
Net cash used by operating activities	(528,941)	(488,086)

Cash flows from investing activities:
Purchase of property, plant and equipment	(27,791)	(134,373)
Purchase of investments	-	(750,000)
Purchase of intangible assets	-	(39,126)
Net cash used by investing activities	(27,791)	(923,499)

Cash flows from financing activities:
Net payments on revolving lines of credit	-	(158,087)
Payments of long-term debt	(195,084)	(156,485)
Borrowings of long-term debt	-	2,691,000

Net cash (used) provided by financing activities	(195,084)	2,376,428

Net (decrease) increase in cash	(751,816)	964,843
Cash beginning of period	2,343,675	1,977,031

Cash end of period	$1,591,859	$2,941,874

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary as a result of a merger completed on July 1, 2013, DSS Technology Management, Inc., acquires intellectual property assets, interests in companies owning intellectual property assets, or assists others in managing their intellectual property monetization efforts, for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

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

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2014.

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

Restricted Cash – As of March 31, 2015, cash of $337,307 ($355,793 – December 31, 2014) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has an interest rate swap that changes a variable rate into a fixed rate on a term loan. The swap qualifies as Level 2 fair value financial instrument. The swap agreement is not held for trading purposes and the Company does not intend to sell the derivative swap financial instrument. The Company records the interest swap agreement on the balance sheet at fair value because the agreement qualifies as cash flow hedge under U.S. GAAP. Gains and losses on the instrument are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the Condensed Consolidated Statement of Operations on the same line item as the underlying transaction. The valuation of the interest rate swap is derived from proprietary models of Citizens Bank (defined below) based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swap decreases over the life of the agreement. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities at March 31, 2015 was approximately $77,000 ($61,000 - December 31, 2014), which is included in other long-term liabilities on the balance sheet.

The Company has a notional amount of approximately $1,064,000 as of March 31, 2015 on its interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (See Note 5) which changes a variable rate into fixed rate on a term loan as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$1,064,104	3.33%	5.87%	August 30, 2021

Impairment of Long Lived Assets and Goodwill -Long-lived and intangible assets and goodwill are assessed for the potential impairment whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and a decline in our market capitalization below net book value.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. During the Company’s annual assessment of goodwill in 2014, the Company assessed that the negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system had caused an impairment of the Company’s goodwill assigned to its DSS Technology Management division and accordingly, the Company recorded a $3,000,000 goodwill impairment charge to the goodwill assigned to its DSS Technology Management division.

Contingent Legal Expenses - Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement that will be paid out from the proceeds from settlements or licenses that arise pursuant to an enforcement action, which will be expensed as legal fees in the period in which the payment of such fees is probable. Any unamortized patent acquisition costs will be expensed in the period in which a conclusion is reached in an enforcement action that does not yield future royalties potential.

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

As of March 31, 2015 and 2014, there were 11,468,047 and 19,618,892 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, overallotment options, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2015 and 2014, one customer accounted for 14% and 26%, respectively, of the Company’s consolidated revenue and accounted for 8% of the Company’s trade accounts receivable balance as of March 31, 2015. The risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Continuing Operations - The Company has incurred significant net losses in previous years and through the first three months of 2015. The Company’s ability to fund its current and future commitments out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase sales of the Company’s digital products; (ii) decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. As of March 31, 2015, the Company had approximately $1,592,000 in unrestricted cash and $337,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements if these and other factors are not met. If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

New Accounting Pronouncements Not Yet Adopted –

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

2.	Inventory

Inventory consisted of the following:

	March 31, 2015	December 31, 2014

Finished Goods	$882,829	$572,695
Work in process	42,147	123,611
Raw Materials	146,826	172,956

	$1,071,802	$869,262

3.	Investments

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

4.	Intangible Assets

Intangible assets are comprised of the following:

		March 31, 2015			December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	$1,997,300	$1,570,682	$426,618	$1,997,300	$1,532,123	$465,177
Acquired intangibles-patents and patent rights	Varied (1)	3,650,000	1,029,889	2,620,111	3,650,000	852,343	2,797,657
Patent application costs	Varied (2)	1,058,833	438,438	620,395	1,058,833	413,268	645,565
		$6,706,133	$3,039,009	$3,667,124	$6,706,133	$2,797,734	$3,908,399

(1) Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2015, the weighted average remaining useful life of these assets in service was approximately 5.2 years.

(2) Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2015, the weighted average remaining useful life of these assets in service was approximately 9.8 years.

Intangible asset amortization expense for the three months ended March 31, 2015 amounted to $241,275 ($1,152,084 - March 31, 2014).

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendant Facebook, Inc. in connection with a lawsuit filed on October 3, 2012 by Plaintiff Bascom Research, LLC (a subsidiary of the Company) alleging patent infringement. As a result of the Court’s decision, the Company evaluated the valuation of the patents that were the basis of the case for impairment as of December 31, 2014. The Company determined that since the patents had been invalidated the probability of future cash flows derived from the patents that would support the value of the assets had decreased so the assets were impaired. As a result, the Company recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000.

On March 3, 2015, a Markman hearing was held in the Eastern District of Texas in connection with the pending DSS Technology Management v.Taiwan Semiconductor Manufacturing Company, Limited, et. al (“TSMC”) case. Based on the District Court’s claim construction order issued on April 9, 2015, the Company’s subsidiary, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction decision to the Federal Circuit, thus preserving the status quo in the event an appeal results in remand for further proceedings in the District Court. During its review for the quarter ended March 31, 2015, the Company determined that this court action was a triggering event requiring that goodwill and certain of the Company’s intangible assets be tested for impairment as of March 31, 2015.

In performing the impairment analysis related to the Company’s subsidiary DSS Technology Management’s intangible assets, the Company determined that the patent portfolio containing the patents being litigated in DSS Technology Management’s suits against TSMC, Samsung, and Intel, among others, had a net carrying value of approximately $1.4 million as of March 31, 2015. In the second step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing use of the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were greater than the carrying value of the asset group. Accordingly, the Company did not perform the second step of the impairment test and deemed no impairment had occurred.

The carrying amount of the Company’s goodwill as of March 31, 2015 was approximately $12 million of which approximately $9.6 million is allocated to the Company’s subsidiary DSS Technology Management as a reportable unit. As a result of the aforementioned triggering event, the Company performed the first step of the goodwill impairment test on the goodwill allocated to DSS Technology Management in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. For the Company’s DSS Technology Management reporting unit, a significant amount of future value is based on the value of patents and patent rights, the Company uses a valuation methodology that assess the potential value of the claims against parties the Company believes have infringed on the patents and therefore, the Company has the rights to receive royalties for those infringers. The Company assessed the impact of the decision in the TSMC case referenced above on the expected future value of those assets. Based on the Company’s analysis, the Company determined that the fair value of the reporting unit exceeded the carrying value of the reporting unit, and therefore, no impairment of goodwill had occurred.

5.	Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 (as amended on April 28, 2015) that bears interest at 1 Month LIBOR plus 3.75% (3.92% as of March 31, 2015) and matures on May 31, 2016 (as amended on April 28, 2015) . As of March 31, 2015, the revolving line had a balance of $0 ($0 as of December 31, 2014).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note was convertible at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. As of March 31, 2015, the balance of the note was $545,000 ($604,000 at December 31, 2014).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. As of March 31, 2015, the balance of the term loan was $820,000 ($850,000 at December 31, 2014).

Term Loan Debt - On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.18% at March 31, 2015). As of March 31, 2015, the balance under this term note was $16,860 ($19,522 at December 31, 2014).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of March 31, 2015, the loan had a balance of $1,006,728 ($1,067,586 at December 31, 2014).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.33% at March 31, 2015). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of March 31, 2015, the Promissory Note had a balance of $1,064,153 ($1,078,220 at December 31, 2014).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.33% at March 31, 2015), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of March 31, 2015, the note had a balance of $427,750 ($435,000 at December 31, 2014).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarter ended March 31, 2015, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Promissory Notes and other long-term liabilities - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, entered into an agreement with certain investors pursuant to which the Company contracted to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of the Company’s intellectual property (the “Agreement”). The notes bear interest at 1.95% and are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the Agreement), which would result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. At the Company’s option, it may pay accrued interest when due on the Notes, or elect to capitalize the accrued interest, adding it to the principal thereof. The maturity date of all the Notes is the date four years after issuance (February 13, 2018) of the Initial Advance Note. As of March 31, 2015, an aggregate of $4,109,000 ($4,089,000 as of December 31, 2014) was outstanding which includes $68,000 of accrued interest. In addition, $459,000 ($459,000 as of December 31, 2014) was outstanding under the fixed return equity interest and contingent equity interests which is included in other long-term liabilities on the balance sheet. See Note 7 - Commitments and Contingencies.

6.	Stockholders’ Equity

On February 23, 2015, the Company amended two of its debt obligations that, among other things, extended the maturity dates of the notes, instituted principal payments for the notes, and eliminated a conversion feature on one of the notes. In conjunction with these agreements, the Company issued an aggregate of 100,000 shares of its common stock with a grant date fair value of $41,000.

Restricted Shares – In January 2015, the Company issued an aggregate of 30,000 shares of restricted common stock to certain members of the Company’s board in exchange for agreements by the board members to reduce their cash compensation for the fiscal year of 2015. The restricted shares will vest on August 15, 2015 and had an aggregate grant date fair value of approximately $11,000.

Stock Options - In January 2015, the Company issued an aggregate of 53,550 options to purchase shares of the Company’s common stock with an exercise price of $0.60 per share to certain members of the Company’s board in exchange for agreements by the board members to reduce their cash compensation for the fiscal year of 2015. The options shares will vest on August 15, 2015 and had an aggregate grant date fair value of approximately $6,000. The aggregate fair value of these options was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 72.6%, a risk free rate of return of 1.66% and zero dividend and forfeiture estimates.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2015, the Company had stock compensation expense of approximately $325,000 or $0.01 basic and diluted earnings per share ($547,000; $0.01 basic earnings per share for the corresponding three months ended March 31, 2014).

As of March 31, 2015, there was approximately $1,004,000 of total unrecognized compensation costs related to options, warrants and restricted stock granted under the Company’s stock option plans that will be recognized over the next 15 months. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

7.	Commitments and Contingencies

On October 24, 2011 the Company initiated a lawsuit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleged breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and sought in excess of $10 million in money damages from Coupons.com for those claims. On October 28, 2014, the District Court granted Coupons.com’s motion for summary judgment, dismissing the case. On November 25, 2014, the Company appealed that decision to the United States Court of Appeals for the Second Circuit. On March 5, 2015, the parties entered into a Stipulation whereby the Company withdrew the appeal without prejudice so that the parties could complete settlement negotiations. On March 31, 2015, a confidential settlement was reached by the parties, ending the case.

On October 3, 2012, Lexington Technology Group’s (now DSS Technology Management) subsidiary, Bascom Research, LLC, commenced legal proceedings against five companies, including Facebook, Inc. and LinkedIn Corporation, in the United States District Court, Eastern District of Virginia, pursuant to which Bascom Research, LLC alleged infringement of certain of its patents relating to networking technologies (the “Bascom Litigation”). The cases were subsequently transferred to the United States District Court for the Northern District of California. In 2013, DSS Technology Management settled with two of the defendants, and released a third defendant from the case. On January 5, 2015, the District Court issued a decision granting summary judgment to defendants Facebook, Inc. and LinkedIn Corp. in connection with the lawsuit. On January 22, 2015, Bascom Research and Facebook, Inc. entered in to a Stipulation filed with the District Court whereby Bascom Research agreed not to appeal the District Court’s judgment, and Facebook, Inc. agreed to request the dismissal of a pending Covered Business Method (“CBM”) review it had previously filed with the United State Patent and Trademark Offices’ (“USPTO”) Patent Trial and Appeal Board (“PTAB”). On February 19, 2015, Facebook and Bascom Research filed a joint motion with PTAB to terminate the CBM proceeding. The CBM proceeding was terminated on February 24, 2015.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The Apple Litigation relates to certain patents owned by DSS Technology Management in the Bluetooth technology space. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two petitions for Inter Partes Review (“IPRs”) of the patents at issue in the case with the PTAB. DSS Technology Management filed its responses to the petitions on March 30, 2015. On May 1, 2015, the District Court issued an order granting Apple’s motion to stay the case until the IPRs are decided.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving certain of its semiconductor patents. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June 2014 TSMC filed a petition for Inter Partes Review of the patents at issue with the PTAB. DSSTM filed its preliminary response to the petition in October, 2014. Samsung also filed an IPR relating to the same patents in September 2014. DSSTM filed its preliminary response to that petition in December, 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by the PTAB. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction decision to the Federal Circuit, thus preserving the status quo in the event an appeal results in remand for further proceedings in the District Court. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC.

On May 30, 2014, DSS Technology Management filed suit against Lenovo (United States), Inc. (“Lenovo”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint has alleged infringement by Lenovo of one of DSS Technology Management’s patents that relates to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking judgment for infringement and money damages from Lenovo in connection with the case. On April 27, 2015, Lenovo moved for summary judgment in the District Court on the grounds that the patent at issue is invalid for indefiniteness. A decision on the motion is currently pending. On May 8, 2015, the parties tentatively agreed to the terms of a confidential non-suit agreement.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. The case is currently in the initial pleadings stage. On April 28, 2015, a confidential settlement was reached with NEC.

On April 28, 2015, the Company was served with a shareholder derivative lawsuit that was filed in the Supreme Court of the State of New York, County of Kings: Benjamin Lapin, Derivatively on Behalf of Himself and All Others Similarly Situated, Plaintiff v. Robert Fagenson, Jeffrey Ronaldi, Peter Hardigan, Robert Bzdick, Jonathon Perrelli, Warren Hurwitz, Ira Greenstein, David Klein and Philip Jones, Defendants, and Document Security Systems, Inc., Nominal Defendant. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, and waste of corporate assets since October 2, 2012, and alleges that demand on the Board of Directors to take action would be futile. The complaint seeks unspecified damages, attorneys’ fees, and other costs and expenses. The Company believes that all of the claims in this lawsuit are without merit and intends to vigorously defend against these claims, but is unable to predict the outcome or reasonably estimate a range of possible loss.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. The Company accrues for potential litigation losses when a loss is probable and estimable.

Contingent Litigation Payments –  The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of March 31, 2015, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments –     The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives.

Related Party Consulting Payments –  During the three months ended March 31, 2015 the Company paid consulting fees of approximately $35,000 to Patrick White, its former CEO, under a consulting agreement that expired on February 28, 2015.

8.	Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2015 and 2014 is approximately as follows:

	2015	2014

Cash paid for interest	$58,000	$69,000

Non-cash investing and financing activities:
Loss from change in fair value of interest rate swap derivatives	$(16,000)	$(10,000)
Accrued liabilities with related parties settled with equity	$-	$134,000
Financing of building improvements	$-	$200,000
Change in non-controlling interest	$-	$820,000

9.	Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2015 and 2014 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,082,000	938,000	410,000	-	$3,430,000
Depreciation and amortization	128,000	34,000	216,000	2,000	380,000
Stock based compensation	17,000	10,000	33,000	265,000	325,000
Net income (loss)	41,000	87,000	(1,055,000)	(720,000)	(1,647,000)
Identifiable assets	8,673,000	2,132,000	13,947,000	1,457,000	26,209,000

Three Months Ended March 31, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,243,000	921,000	464,000	-	$3,628,000
Depreciation and amortization	150,000	43,000	1,119,000	1,000	1,313,000
Stock based compensation	74,000	42,000	94,000	337,000	547,000
Net loss	(64,000)	(9,000)	(1,679,000)	(1,303,000)	(3,055,000)
Identifiable assets	8,989,000	2,179,000	55,543,000	1,024,000	67,735,000

10.	Subsequent Events

On April 28, 2015, Premier Packaging and Citizens Bank entered in to a Modification/Extension to the Amended and Restated Revolving Line Note (the “Revolving Note”) and the Second Amended and Restated Credit Facility Agreement (collectively, the “Loan Documents”) that, among other things, (i) extended the maturity date of the Revolving Note to May 31, 2016, (ii) reduced the amount available under the Revolving Note from $1,000,000 to $800,000, (iii) amended certain covenants contained in the Loan Documents, (iv) amended certain terms and conditions of the Loan Documents, and (v) allowed Premier Packaging to distribute up to $100,000 per fiscal quarter to its parent company, Document Security Systems. In addition, on April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014 and this report, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “DSS”, “we”, “us”, “our” or “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure technologies. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate two production facilities, consisting of a combined security printing and packaging facility and a plastic card facility- where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services. In 2013, the Company expanded its business focus by merging with DSS Technology Management, Inc., formerly known as Lexington Technology Group, Inc. , which acquires intellectual property assets and interests in companies owning intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and litigation.

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

DSS Technology Management - Acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. Since 2013, DSS Technology Management has been involved in several patent litigation lawsuits, and as of the date of this filing, has active litigation against several companies, as summarized below.

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendants Facebook and LinkedIn, effectively ending the case at the trial court level.  On January 22, 2015, Bascom Research, LLC, a subsidiary of DSS Technology Management, Inc. (“DSS Technology Management”), and Facebook, entered into a Stipulation filed with the District Court whereby Bascom Research agreed not to appeal the District Court’s judgment, and Facebook agreed to request the dismissal of its pending CBM with PTAB. On February 19, 2015, Facebook and Bascom Research filed a joint motion with the Patent Trial and Appeal Board (“PTAB”) to terminate the Covered Business Method (“CBM”) proceeding. The CBM proceeding was terminated on February 24, 2015.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint has alleged infringement by Apple of two of DSS Technology Management’s’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgment for infringement and money damages from Apple in connection with the case. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California, which was filed on March 3, 2014. On November 7, 2014, Apple’s motion to transfer the case was granted. On December 30, 2014, Apple filed two petitions for Inter Partes Review (“IPRs”) of the patents at issue with the PTAB. DSS Technology Management’s filed its responses to the petitions on March 30, 2015. On May 1, 2015, the District Court issued an order granting Apple’s motion to the stay the case until the IPRs are decided.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving one of its semiconductor patents. In this case, DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants. On June 24, 2014, TSMC filed a petition for Inter Partes Review with the PTAB, and DSS Technology Management filed its preliminary response to that petition on October 17, 2014. Samsung filed an IPR relating to the same patents on September 12, 2014, and filed a corrected IPR on October 3, 2014. DSS Technology Management filed its preliminary response to the Samsung IPR in December, 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by the PTAB.

On November 3, 2014, TSMC filed a motion to transfer its case to the Northern District of California. A decision has not yet been rendered by the District Court for this motion. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgement of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction decision to the Federal Circuit, thus preserving the status quo in the event an appeal results in remand for further proceedings in the District Court. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC.

On May 30, 2014, DSS Technology Management filed suit against Lenovo (United States), Inc. (“Lenovo”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint alleges infringement by Lenovo of one of DSS Technology Management’s patents that relates to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking judgment for infringement and money damages from Lenovo in connection with the case. On April 27, 2015, Lenovo moved for summary judgment in the District Court on the grounds that the patent at issue is invalid for indefiniteness. A decision on the motion is currently pending. On May 8, 2015, the parties tentatively agreed to the terms of a confidential non-suit agreement.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks a judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. The case is currently in the initial pleadings stage. On April 28, 2015, a confidential settlement was reached with NEC.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% change
Revenue
Printed products	$3,020,000	$3,164,000	-5%
Technology sales, services and licensing	410,000	464,000	-12%
Total revenue	$3,430,000	$3,628,000	-5%

For the three months ended March 31, 2015, total revenue was approximately $3.4 million, representing an decrease of 5% from the corresponding three months ended March 31, 2014. Revenues from the sale of printed products decreased 5%, which reflected a decrease in revenues from packaging and commercial printing sales offset by increases in security printing and plastic card sales. Technology sales, services and licensing revenue decreased 12% which reflected an 8% increase in revenues from the sale of the Company’s digital products offset by a decrease in licensing revenue of 17% for the three months ended March 31, 2015, as compared to the same period in 2014.

Costs and expenses

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$1,986,000	$2,198,000	-10%
Sales, general and administrative compensation	1,006,000	1,290,000	-22%
Depreciation and amortization	380,000	1,313,000	-71%
Professional fees	719,000	540,000	33%
Stock based compensation	325,000	547,000	-41%
Sales and marketing	103,000	171,000	-40%
Rent and utilities	159,000	184,000	-14%
Other operating expenses	180,000	229,000	-21%
Research and development	116,000	114,000	2%
Total costs and expenses	$4,974,000	$6,586,000	-24%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased 10% during the three ended March 31, 2015. The decrease was due to the decrease in revenue along with a decrease in material costs as a percentage of sales primarily due to a change in product mix of sales during the first three months of 2015 compared to the first three months of 2014.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 22% during the three ended March 31, 2015, respectively, as compared to the same period in 2014, due to the reduction of employee headcount, a reduction in bonus compensation and a reduction in executive management compensation.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization decreased 71% during the three months ended March 31, 2015 as compared to the same period in 2014, due to the significant decrease in the carrying value of the Company’s patent assets as a result of impairments recognized by the Company in the fourth quarter of 2014.

Professional fees increased 33% in the three ended March 31, 2015 as compared to the same period in 2014. The increase during 2015 was due to the increase in legal costs incurred in conjunction with the Company’s intellectual property monetization business compared to the first three months of 2014. The increase in legal costs was partially offset by decreases in accounting and consulting costs.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation for the three ended March 31, 2015 decreased 41%, from the first three months of 2014 as a result of a decrease in vesting activity in the 2015 period.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 40% during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to decreases in travel and marketing study costs.

Rent and utilities  decreased 14% during the three months ended March 31, 2015 as compared to the same period in 2014, due to decreases in rented space costs utilized by the Company’s Technology Management division along with reductions in utilities costs incurred by the Company’s printed products division.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Other operating expenses decreased 21% for the three months ended March 31, 2015 compared to 2014 which reflected a general decrease in office, delivery, equipment repair and software costs.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs were virtually flat during the first three months of 2015 compared to the first three months of 2014 as the Company made no changes to number of research personnel involved in the research and development of the Company’s AuthentiGuard product line.

Net Loss and Net Loss per Share

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% change

Net loss	(1,647,000)	(3,055,000)	-46%

Loss per share:
Basic and diluted	$(0.04)	$(0.07)	-43%

Shares used in computing loss per share:
Basic and diluted	46,239,404	41,923,987	10%

For the three months ended March 31, 2015, net loss was $1.6 million, a 46% decrease from a net loss of $3.1 million in the first three months of 2014. The decrease was primarily the result of a $910,000 reduction in amortization of intangibles expense in 2015, along with a reduction in nearly all other cost categories except for professional fees during 2015 as compared to the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital requirements primarily through the private placement of our equity securities and debt financings. As of March 31, 2015, we had cash of approximately $1.6 million and restricted cash of approximately $337,000. In addition, we have $800,000 available to our packaging division under a revolving credit line.

Operating Cash Flow – During the first three months of 2015, we used approximately $529,000 of cash for operations, representing a 8% increase from a use of cash for operations during the first three months of 2014. Significantly impacting the use of cash in the 2015 period was the net payment of approximately $351,000 of accrued expenses during the period as opposed to a net positive cash flow impact of $327,000 from accrued expense in the same period in 2014.

Investing Cash Flow - During the first three months of 2015, we used only approximately $28,000 for capital improvements, which resulted in a significant reduction of investing cash outflows as compared to the first three months of 2014.

Financing Cash Flows - During the first three months of 2015, we made principal payments for long-term debt of approximately $195,000. During the first three months of 2014, the Company had made net payments of approximately $158,000 to the payment of its revolving line of credit, paid long-term debt of approximately $156,000, and received $2,691,000 from a limited-recourse promissory note entered into by our subsidiary, DSS Technology Management.

Future Capital Needs  -As of March 31, 2015, the Company had approximately $1.6 million in unrestricted cash and $337,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements. The Company believes that its current cash resources and credit line resources provide  it with sufficient resources to fund its operations and meet its obligations for at least the next twelve months, provided that the Company achieves or substantially achieves the key factors of its business plan over the next twelve months, including but not limited to (i) increasing sales of the Company’s digital products; (ii) decreasing legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continuing to generate operating profits from the Company’s packaging and plastic printing operations. Furthermore, the Company believes that it will be able to raise additional equity and/or debt funding if necessary, to fund working capital requirements not met by its current cash and credit resources. The Company has been able to obtain equity and/or debt based financing in the past, including most recently, in December 2014 when the Company raised gross proceeds of approximately $1.7 million from the sale of common stock. However, there is no assurance the Company will be able to raise such funds if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2015, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management identified the following material weakness in its internal control over financial reporting in its annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2014. This material weakness still remains as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 31, 2015, the Company reached a confidential settlement with Coupons.com Incorporated in connection with the Company’s pending litigation against Coupons.com Incorporated, which was filed on October 24, 2011. This settlement resulted in the termination of this lawsuit.

On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC Corporation of America (“NEC”) that resulted in the termination of litigation against NEC in connection with DSS Technology Management’s pending litigation filed in the Eastern District of Texas against TSMC, Samsung and NEC, on March 10, 2014, and its pending litigation filed in the Eastern District of Texas against Intel Corporation, Dell, Inc., GameStop Corp., Conn’s, Inc., Conn Appliances, Inc., NEC, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC and AT&T, Inc., on February 16, 2015.

On April 28, 2015, the Company was served with a shareholder derivative lawsuit that was filed in the Supreme Court of the State of New York, County of Kings: Benjamin Lapin, Derivatively on Behalf of Himself and All Others Similarly Situated, Plaintiff v. Robert Fagenson, Jeffrey Ronaldi, Peter Hardigan, Robert Bzdick, Jonathon Perrelli, Warren Hurwitz, Ira Greenstein, David Klein and Philip Jones, Defendants, and Document Security Systems, Inc., Nominal Defendant. The complaint alleges, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, and waste of corporate assets since October 2, 2012, and alleges that demand on the Board of Directors to take action would be futile. The complaint seeks unspecified damages, attorneys’ fees, and other costs and expenses. The Company believes that all of the claims in this lawsuit are without merit and intends to vigorously defend against these claims, but is unable to predict the outcome or reasonably estimate a range of possible loss.

On May 1, 2015, in connection with DSS Technology Management’s pending litigation against Apple, Inc. (“Apple”) originally filed on November 26, 2013, the District Court for the Northern District of California issued an order granting Apple’s motion to stay the case until the pending IPR proceedings are decided by the Patent Trial and Appeal Board.

On May 4, 2015, based on the District Court’s claim construction order issued on April 9, 2015 in connection with DSS Technology Management’s pending litigation filed on March 10, 2014 in the Eastern District of Texas against defendants TSMC, Samsung and NEC, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement, subject to DSS Technology Management’s right to appeal the court’s claim construction decision to the Federal Circuit, thus preserving the status quo in the event an appeal results in remand for further proceedings in the District Court.

ITEM 1A - RISK FACTORS

Except as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

We and certain of our directors and executive officers have been named as defendants in a recently initiated shareholder derivative lawsuit that could result in substantial costs and divert management’s attention.

We, and certain of our directors and executive officers, have been named as defendants in a shareholder derivative lawsuit that alleges, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, and waste of corporate assets since October 2, 2012, and alleges that demand on the board of directors to take action would be futile. We intend to engage in a vigorous defense of such litigation. Even if we were to be successful in the defense of this litigation, we could incur substantial costs not covered by our directors and officers liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business. In addition, any settlement of the litigation could require payments that exceed the limits of our available directors and officers liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

Due to our low cash balance and negative cash flow, we may have to further reduce our costs by curtailing future operations to continue as a business, and substantial doubt may be raised about our ability to continue as a going concern.

We have incurred significant net losses in previous years, including for the year ended December 31, 2014 and through the first three months of 2015. As of March 31, 2015, the Company had approximately $1,592,000 in unrestricted cash and $337,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, Our ability to fund our capital requirements out of our available cash and cash generated from our operations in the future will depend on many factors, but largely on our ability to (i) increase sales of the Company’s digital products; (ii) decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. The Company has been able to obtain equity and/or debt based financing in the past, including most recently, in December 2014 when the Company raised gross proceeds of approximately $1.7 million from the sale of common stock. However, we may not be able to find financing in the capital markets or from lenders on acceptable terms or at all in the future. If we are not successful in generating needed funds from operations or in equity or debt capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably. In addition, if we are not successful in generating needed funds from operations or from capital raising transactions, substantial doubt may be raised about our status as a going concern.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 15, 2015	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

May 15, 2015	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

