Form 10-Q
period 2015-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2015-11-13
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from______________________to______________________ .

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

As of November 12, 2015, there were 51,756,948 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash	$1,244,696	$2,343,675
Restricted cash	293,043	355,793
Accounts receivable, net	2,051,744	2,097,671
Inventory	1,239,860	869,262
Prepaid expenses and other current assets	471,655	425,671
Deferred tax asset, net	2,499	2,499
Total current assets	5,303,497	6,094,571

Property, plant and equipment, net	5,177,053	5,016,539
Investments and other assets, net	621,049	686,912
Goodwill	12,046,197	12,046,197
Other intangible assets, net	3,217,472	3,908,399

Total assets	$26,365,268	$27,752,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,016,693	$1,037,359
Accrued expenses and other current liabilities	1,578,878	1,997,241
Current portion of long-term debt, net	1,330,604	754,745
Total current liabilities	4,926,175	3,789,345

Long-term debt, net	6,689,483	7,439,036
Other long-term liabilities	539,630	520,180
Deferred tax liability, net	162,469	148,258

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, $.02 par value; 200,000,000 shares authorized, 50,620,585 shares issued and outstanding (46,172,404 on December 31, 2014)	1,012,412	923,448
Additional paid-in capital	102,685,297	101,012,659
Accumulated other comprehensive loss	(80,630)	(61,180)
Accumulated deficit	(89,569,567)	(86,019,128)
Total stockholders' equity	14,047,512	15,855,799
Total liabilities and stockholders' equity	$26,365,269	$27,752,618

See accompanying notes to the condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue
Printed products	$3,975,259	$4,489,460	$10,678,456	$12,060,221
Technology sales, services and licensing	444,734	474,834	1,367,168	1,415,195
Total revenue	4,419,993	4,964,294	12,045,624	13,475,416
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	2,556,044	3,111,062	7,205,723	8,505,957
Selling, general and administrative (including stock based compensation)	2,226,325	2,461,902	7,071,153	8,149,881
Depreciation and amortization	404,774	1,321,536	1,174,900	3,923,220
Impairment of assets	-	11,749,528	-	11,749,528
Total costs and expenses	5,187,143	18,644,028	15,451,776	32,328,586
Operating loss	(767,150)	(13,679,734)	(3,406,152)	(18,853,170)

Other income and (expense):
Interest expense	(88,551)	(88,812)	(257,263)	(252,667)
Net loss on debt modification and extinguishment	-	-	(19,096)	(51,915)
Gains on sales of investment and equipment	-	-	146,283	-
Loss before income taxes	(855,701)	(13,768,546)	(3,536,228)	(19,157,752)
Income tax expense (benefit)	4,737	(999,567)	14,211	(990,093)
Net loss including noncontrolling interest	$(860,438)	$(12,768,979)	$(3,550,439)	$(18,167,659)
Less: loss attributable to noncontrolling interest	-	4,700,000	-	4,700,000
Net loss to common shareholders	(860,438)	(8,068,979)	(3,550,439)	(13,467,659)
Other comprehensive loss:
Interest rate swap gain (loss)	(22,009)	8,955	(19,450)	(16,262)
Comprehensive loss:	$(882,447)	$(12,760,024)	$(3,569,889)	$(18,183,921)
Less: Comprehensive net loss attibutable to noncontrolling interest	-	4,700,000	-	4,700,000
Comprehensive loss to common shareholders	(882,447)	(8,060,024)	(3,569,889)	(13,483,921)
Loss per common share:
Basic and diluted	$(0.02)	$(0.19)	$(0.08)	$(0.32)
Shares used in computing loss per common share:
Basic and diluted	46,813,768	42,213,654	46,453,962	42,060,015

See accompanying notes to condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(3,550,439)	$(18,167,659)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,174,900	3,923,220
Stock based compensation	842,265	1,105,395
Paid in-kind interest	68,000	30,000
Gain on sale of equipment	(46,283)	-
Amortization of note discount	-	30,010
Impairment of intangible assets and investments inclusive of noncontrolling interest	-	11,749,528
Net loss on debt modification and extinguishment	19,096	-
Change in deferred tax provision	14,211	(990,093)
Foreign currency translation gain	(29,400)	(2,305)
Decrease (increase) in assets:
Accounts receivable	45,927	293,927
Inventory	(370,598)	(330,944)
Prepaid expenses and other assets	19,879	(210,504)
Restricted cash	62,750	108,707
Increase (decrease) in liabilities:
Accounts payable	979,334	48,669
Accrued expenses and other liabilities	(396,513)	831,239
Net cash used by operating activities	(1,166,871)	(1,580,810)

Cash flows from investing activities:
Purchase of property, plant and equipment	(118,497)	(257,764)
Sale of equipment	46,283	-
Purchase of investments	-	(750,000)
Purchase of intangible assets	(990)	(1,216,063)
Net cash used by investing activities	(73,204)	(2,223,827)

Cash flows from financing activities:
Net payments on revolving lines of credit	-	(158,087)
Payments of long-term debt	(737,240)	(457,303)
Borrowings of long-term debt	-	4,041,000
Issuances of common stock, net of issuance costs	878,336	301,973

Net cash provided by financing activities	141,096	3,727,583

Net decrease in cash	(1,098,979)	(77,054)
Cash beginning of period	2,343,675	1,977,031
Cash end of period	$1,244,696	$1,899,977

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc., acquires intellectual property (“IP”) assets and interests in companies owning intellectual property assets, or assists others in managing their intellectual property monetization efforts, for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

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

Restricted Cash – As of September 30, 2015, cash of $293,043 ($355,793 – December 31, 2014) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has an interest rate swap that changes a variable rate into a fixed rate on a term loan. The swap qualifies as a Level 2 fair value financial instrument. The swap agreement is not held for trading purposes and the Company does not intend to sell the derivative swap financial instrument. The Company records the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under U.S. GAAP. Gains and losses on the instrument are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the Condensed Consolidated Statement of Operations on the same line item as the underlying transaction. The valuation of the interest rate swap is derived from proprietary models of Citizens Bank (defined below) based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swap decreases over the life of the agreement. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities at September 30, 2015 was approximately $81,000 ($61,000 - December 31, 2014), which is included in other long-term liabilities on the balance sheet.

The Company has a notional amount of approximately $1,036,000 as of September 30, 2015 on its interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (See Note 5) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$1,036,155	3.34%	5.87%	August 30, 2021

Impairment of Long Lived Assets and Goodwill-Long-lived and intangible assets and goodwill are assessed for potential impairment whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and (e) a decline in our market capitalization below net book value.

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

As of September 30, 2015 and 2014, there were 11,696,657 and 12,077,804 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the nine months ended September 30, 2015 and 2014, one customer accounted for 23% and 31%, respectively, of the Company’s consolidated revenue and accounted for 16% and 20%, respectively, of the Company’s accounts receivable balance as of September 30, 2015 and December 31, 2014. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Continuing Operations - The Company has incurred significant net losses in previous years and through the first nine months of 2015. The Company’s ability to fund its current and future commitments out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase sales of the Company’s digital products; (ii) decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. During September 2015, the Company raised gross proceeds $950,000 from the sale of its equity. As of September 30, 2015, the Company had approximately $1,245,000 in unrestricted cash and $293,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements if these and other factors are not met. If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

2.	Inventory

Inventory consisted of the following:

	September	December
	30, 2015	31, 2014

Finished Goods	$878,255	$572,695
Work in process	175,123	123,611
Raw Materials	186,482	172,956

	$1,239,860	$869,262

3.	Investments

In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method and had a balance of $500,000 as of September 30, 2015 ($500,000 – December 31, 2014).

4.	Intangible Assets

Intangible assets are comprised of the following:

		September 30, 2015			December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount
Acquired intangibles- customer lists and non-compete agreements	5 -10 years	$1,997,300	$1,613,732	$383,568	$1,997,300	$1,532,123	$465,177
Acquired intangibles-patents and patent rights	Varied (1)	3,650,000	1,384,981	2,265,019	3,650,000	852,343	2,797,657
Patent application costs	Varied (2)	1,059,823	490,938	568,885	1,058,833	413,268	645,565
		$6,707,123	$3,489,651	$3,217,472	$6,706,133	$2,797,734	$3,908,399

(1) Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2015, the weighted average remaining useful life of these assets in service was approximately 4.6 years.

(2) Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2015, the weighted average remaining useful life of these assets in service was approximately 9.3 years.

Intangible asset amortization expense for the nine months ended September 30, 2015 amounted to $691,917 ($3,474,781 - September 30, 2014).

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

On March 3, 2015, a Markman hearing was held in the Eastern District of Texas in connection with the pending DSS Technology Management v.Taiwan Semiconductor Manufacturing Company, Limited, et. al (“TSMC”) case. Based on the District Court’s claim construction order issued on April 9, 2015, the Company’s subsidiary, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction decision to the Federal Circuit, thus preserving the status quo in the event an appeal results in remand for further proceedings in the District Court. During its review for the quarter ended March 31, 2015, the Company determined that this court action was a triggering event requiring that goodwill and certain of the Company’s intangible assets be tested for impairment. Furthermore, during the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, the Company’s market capitalization significantly declined due to a substantial decline in the price of the Company’s stock and was considered an impairment indicator of goodwill in accordance with ASC 350-20. As such, the Company performed impairment tests for goodwill and certain of its intangible assets as described below for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively.

As a result of the aforementioned triggering events, during the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively, the Company performed the first step of the goodwill impairment test on the goodwill allocated to DSS Technology Management in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of the Company’s goodwill as of March 31, 2015, June 30, 2015 and September 30, 2015 was approximately $12 million of which approximately $9.6 million is allocated to the Company’s subsidiary DSS Technology Management as a reportable unit. For the Company’s DSS Technology Management reporting unit, a significant amount of future value is based on the value of patents and patent rights The Company uses a valuation methodology that assess the potential value of the claims against parties the Company believes have infringed on the patents and therefore, the Company has the rights to receive royalties for those infringers. The Company assessed the impact of the decision in the TSMC case referenced above on the expected future value of those assets. Based on the Company’s analysis, the Company determined that the fair value of the reporting unit exceeded the carrying value of the reporting unit, and therefore, no impairment of goodwill had occurred during any of the periods tested.

5.	Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (3.96% as of September 30, 2015) and matures on May 31, 2016. As of September 30, 2015, the revolving line had a balance of $0 ($0 as of December 31, 2014).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note was convertible at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. As of September 30, 2015, the balance of the note was $455,000 ($604,000 at December 31, 2014).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. As of September 30, 2015, the balance of the term loan was $730,000 ($850,000 at December 31, 2014).

Term Loan Debt - On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.20% at September 30, 2015). As of September 30, 2015, the balance under this term note was $11,536 ($19,522 at December 31, 2014).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511 and is secured by the printing press. As of September 30, 2015, the loan had a balance of $882,785 ($1,067,586 at December 31, 2014).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. As of September 30, 2015, the loan had a balance of $484,864.

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.35% at September 30, 2015). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan.  The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of September 30, 2015, the Promissory Note had a balance of $1,036,155 ($1,078,220 at December 31, 2014).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.35% at September 30, 2015), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of September 30, 2015, the note had a balance of $412,747 ($435,000 at December 31, 2014).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Promissory Notes and Other Long-Term Liabilities - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, entered into an agreement with certain investors pursuant to which the Company contracted to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of the Company’s intellectual property (the “Agreement”). The notes bear interest at 1.95% and are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the Agreement), which would result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. At the Company’s option, it may pay accrued interest when due on the Notes, or elect to capitalize the accrued interest, adding it to the principal thereof. The maturity date of all the Notes is the date four years after issuance (February 13, 2018) of the Initial Advance Note. In September 2015, the Company made a payment of $150,000 on the note. As of September 30, 2015, an aggregate of $4,007,000 ($4,089,000 as of December 31, 2014) was outstanding which includes the principal of $3,891,000 and aggregate accrued interest of $116,000. In addition, $459,000 ($459,000 as of December 31, 2014) was outstanding under the fixed return equity interest and contingent equity interests which is included in other long-term liabilities on the accompanying balance sheets. See Note 7 - Commitments and Contingencies.

6.	Stockholders’ Equity

Between September 15, 2015 and September 24, 2015, the Company entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 4,318,181 shares of common stock at a purchase price of $0.22 per share, for a total purchase price of $950,000. In addition to the common stock, the purchasers received four-year warrants to purchase up to an aggregate of 863,638 additional shares of common stock at an exercise price of $0.40 per share and for a term of four years after the first six months from the warrant's issuance date. The warrants had an estimated aggregate fair value of approximately $105,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 81.4%, a risk free rate of return between of 1.45% and 1.60%, and zero dividend and forfeiture estimates. Between October 5, 2015 and October 21, 2015, the Company entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 1,136,363 shares of common stock at a purchase price of $0.22 per share, for a total purchase price of $250,000. In addition to the common stock, the purchasers received four-year warrants to purchase up to an aggregate of 227,273 additional shares of common stock at an exercise price of $0.40 per share and for a term of four years after the first six months from the warrant's issuance date. The warrants had an estimated aggregate fair value of approximately $28,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 81.4%, a risk free rate of return between of 1.35% and 1.36%, and zero dividend and forfeiture estimates.

The securities offered were made pursuant to prospectus supplements to the prospectus dated November 1, 2013, pursuant to the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on October 11, 2013 and became effective on November 1, 2013. The offering, as amended, is ongoing, and is expected to consist of multiple closings on the same terms to occur on or before November 30, 2015. The Company is offering a number of shares of common stock to result in aggregate sales proceeds of up to $2.02 million. The form of securities purchase agreement contains customary representations, warranties, and covenants by us and the investors. The accompanying form of warrant contains customary clauses relating to exercise, adjustments for stock dividends and splits, and transferability. No placement agent or underwriter is involved in the offering.

On February 23, 2015, the Company amended two of its debt obligations that, among other things, extended the maturity dates of the notes, instituted principal payments for the notes, and eliminated a conversion feature on one of the notes. In conjunction with these agreements, the Company issued an aggregate of 100,000 shares of its common stock with a grant date fair value of $41,000.

Restricted Shares – In January 2015, the Company issued an aggregate of 30,000 shares of restricted common stock to certain members of the Company’s board in exchange for agreements by the board members to reduce their cash compensation for the fiscal year of 2015. The restricted shares vested on August 15, 2015 and had an aggregate grant date fair value of approximately $11,000.

Stock Options - In January 2015, the Company issued an aggregate of 53,550 options to purchase shares of the Company’s common stock with an exercise price of $0.60 per share to certain members of the Company’s board in exchange for agreements by the board members to reduce their cash compensation for the fiscal year of 2015. The options vested on August 15, 2015 and had an aggregate grant date fair value of approximately $6,000. The aggregate fair value of these options was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 72.6%, a risk free rate of return of 1.66% and zero dividend and forfeiture estimates.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2015, the Company had stock compensation expense of approximately $842,000 or $0.02 basic and diluted earnings per share ($1,105,000; $0.03 basic earnings per share for the corresponding nine months ended September 30, 2014).

As of September 30, 2015, there was approximately $248,000 of total unrecognized compensation costs related to options, warrants and restricted stock granted under the Company’s stock option plans that will be recognized over the next 9 months. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

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

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving certain of its semiconductor patents. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June 2014, TSMC filed a petition for Inter Partes Review of the patents at issue with the PTAB. DSSTM filed its preliminary response to the petition in October 2014. Samsung also filed an IPR relating to the same patents in September 2014. DSSTM filed its preliminary response to that petition in December, 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by the PTAB. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction decision to the Federal Circuit, thus preserving the status quo in the event an appeal results in remand for further proceedings in the District Court. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC. A PTAB hearing was held on August 12, 2015 in connection with the pending TSMC/Samsung IPR proceeding. No decision has been rendered as of the date of this Report.

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

Contingent Litigation Payments –  The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of September 30, 2015, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments –  The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of September 30, 2015, there are no contingent payments due.

Related Party Consulting Payments –  During 2015 the Company paid consulting fees of approximately $35,000 to Patrick White, its former CEO, under a consulting agreement that expired on February 28, 2015.

Operating Leases–  In October 2015, the Company signed a 5 year lease for approximately 5,735 square foot of office space in Brighton, New York for $6,122 per month. The Company will locate its corporate and DSS Digital groups at the location and expects to move to the location in December 2015.

8.	Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2015 and 2014 is approximately as follows:

	2015	2014

Cash paid for interest	$189,000	$255,000

Non-cash investing and financing activities:
Loss from change in fair value of interest rate swap derivatives	$(19,000)	$(16,000)
Accrued liabilities with related parties settled with equity	$-	$134,000
Financing of equipment purchases	$525,000	$-
Financing of building improvements	$-	$200,000
Change in non-controlling interest	$-	$(4,500,000)
Escrow shares retired	$-	$150,000

9.	Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2015 and 2014 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended September 30, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,871,000	1,104,000	445,000	-	$4,420,000
Depreciation and amortization	155,000	29,000	218,000	3,000	405,000
Stock based compensation	17,000	9,000	8,000	165,000	199,000
Net income (loss)	337,000	138,000	(739,000)	(596,000)	(860,000)

Nine Months Ended September 30, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$7,663,000	3,016,000	1,367,000	-	$12,046,000
Depreciation and amortization	427,000	90,000	651,000	7,000	1,175,000
Stock based compensation	52,000	29,000	75,000	686,000	842,000
Net income (loss)	474,000	236,000	(2,166,000)	(2,094,000)	(3,550,000)
Identifiable assets	9,534,000	2,116,000	12,535,000	2,180,000	26,365,000

Three Months Ended September 30, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$3,575,000	914,000	475,000	-	$4,964,000
Depreciation and amortization	150,000	27,000	1,145,000	-	1,322,000
Stock based compensation	18,000	10,000	24,000	213,000	265,000
Impaiment of investment	-	-	11,750,000	-	11,750,000
Loss attibutable to noncontrolling interest	-	-	4,700,000	-	4,700,000
Net income (loss) to common shareholders	297,000	45,000	(7,658,000)	(753,000)	(8,069,000)

Nine Months Ended September 30, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$9,321,000	2,735,000	1,419,000	-	$13,475,000
Depreciation and amortization	406,000	127,000	3,389,000	1,000	3,923,000
Stock based compensation	111,000	62,000	141,000	791,000	1,105,000
Impaiment of investment	-	-	11,750,000	-	11,750,000
Loss attibutable to noncontrolling interest	-	-	4,700,000	-	4,700,000
Net income (loss) to common shareholders	496,000	22,000	(10,890,000)	(3,096,000)	(13,468,000)
Identifiable assets	9,519,000	2,083,000	41,773,000	1,014,000	54,389,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014, and supplemented in the Risk Factors sections of our previously filed Form 10-Q for the first and second quarters of 2015, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

On July 1, 2013, we merged with DSS Technology Management, Inc. (formerly known as Lexington Technology Group, Inc.), a private intellectual property monetization company. DSS Technology Management, Inc. is also referred to herein as “DSS Technology Management” . DSS Technology Management is focused on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives.

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

On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendants Facebook and LinkedIn, effectively ending the case at the trial court level.  On January 22, 2015, Bascom Research, LLC, a subsidiary of DSS Technology Management, Inc. (“DSS Technology Management”), and Facebook, entered into a Stipulation filed with the District Court whereby Bascom Research agreed not to appeal the District Court’s judgment, and Facebook agreed to request the dismissal of its pending Covered Business Method (“CBM”) proceeding with PTAB. On February 19, 2015, Facebook and Bascom Research filed a joint motion with the Patent Trial and Appeal Board (“PTAB”) to terminate the CBM proceeding. The CBM proceeding was terminated on February 24, 2015.

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

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving one of its semiconductor patents. In this case, DSS Technology Management is seeking a judgment for infringement, injunctive relief, and money damages from each of the named defendants. On June 24, 2014, TSMC filed a petition for an IPR with the PTAB, and DSS Technology Management filed its preliminary response to that petition on October 17, 2014. Samsung filed an IPR relating to the same patents on September 12, 2014, and filed a corrected IPR on October 3, 2014. DSS Technology Management filed its preliminary response to the Samsung IPR in December, 2014. On December 31, 2014, the PTAB instituted an IPR of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by the PTAB. A PTAB hearing was held on August 12, 2015 in connection with the pending TSMC/Samsung IPR proceeding. No decision has been rendered as of the date of this Report.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% change	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% change
Revenue
Printed products	$3,975,000	$4,489,000	-11%	$10,678,000	$12,060,000	-11%
Technology sales, services and licensing	445,000	475,000	-6%	1,367,000	1,415,000	-3%
Total revenue	$4,420,000	$4,964,000	-11%	$12,045,000	$13,475,000	-11%

For the three months ended September 30, 2015, total revenue was approximately $4.4 million, representing a decrease of 11% from the corresponding three months ended September 30, 2014. Revenues from the sale of printed products decreased 11% during the three months ended September 30, 2015, as compared to the same period in 2014, which reflected a decrease in revenues from packaging and commercial printing sales offset by an increase in plastic card sales. Technology sales, services and licensing revenue decreased 6% during the three months ended September 30, 2015 as compared to the same period in 2014, which generally reflected a decrease in licensing revenues due to a decrease in license payments from recurring licensees which was partially offset by an increase in revenues from the sale of the Company’s digital products during the 2015 period.

For the nine months ended September 30, 2015, total revenue was approximately $12.0 million, representing a decrease of 11% from the corresponding nine months ended September 30, 2014. During the 2015 period, revenues from the sale of printed products decreased 11% as compared to the same period in 2014, which reflected a decrease in revenues from packaging and commercial printing sales offset by increases in security printing and plastic card sales. Technology sales, services and licensing revenue decreased 3% which reflected an increase in licensing revenues due to an increase in one-time license agreements signed during the second quarter of 2015 offset by a decrease in revenues from the sale of the Company’s digital products during the nine months ended September 30, 2015, as compared to the same period in 2014.

Costs and expenses

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% change	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$2,556,000	$3,111,000	-18%	$7,206,000	$8,506,000	-15%
Sales, general and administrative compensation	1,008,000	1,168,000	-14%	3,021,000	3,613,000	-16%
Depreciation and amortization	405,000	1,322,000	-69%	1,175,000	3,923,000	-70%
Professional fees	508,000	388,000	31%	1,534,000	1,430,000	7%
Stock based compensation	199,000	265,000	-25%	842,000	1,105,000	-24%
Sales and marketing	57,000	124,000	-54%	250,000	425,000	-41%
Rent and utilities	186,000	201,000	-7%	510,000	567,000	-10%
Other operating expenses	151,000	197,000	-23%	564,000	665,000	-15%
Research and development	117,000	118,000	-1%	350,000	344,000	2%
Impairment of intangible assets and investments	-	11,750,000	-100%	-	11,750,000	100%
Total costs and expenses	$5,187,000	$18,644,000	-72%	$15,452,000	$32,328,000	-52%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased 18% during the three months ended September 30, 2015 as compared to the same period in 2014. The decrease exceeded the correlated decrease in revenue experienced by the Company during the period primarily due to the increase in sales of higher margin products, such as technology cards that partially offset decreases in sales of lower margin products such as commercial offset and digital printing as compared to the sales of those products during the three months ended September 30, 2014. Costs of goods sold decreased 15% during the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease exceeded the correlated decrease in revenue experienced by the Company during the period primarily due to the increase in higher margin license revenue that offset decreases in lower margin revenue during the first nine months of 2015 as compared to the same period in 2014.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 14% and 16% during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to a reduction of employee headcount, a reduction in bonus compensation and a reduction in executive management compensation.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization expense decreases during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, were due to the significant decrease in the carrying value of the Company’s patent assets as a result of impairments recognized by the Company in the fourth quarter of 2014.

Professional fees increased 31% for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to the incurrence of significant professional fees by the Company related to the intellectual property infringement and derivative suits the Company is currently involved in. This increase was partially offset by decreases in accounting, consulting and investor relation costs during the quarter. For the nine months ended September 30, 2015, professional fees increased 7%, as compared to the same period in 2014, due to an increase in legal and professional fees primarily associated with the Company’s intellectual property and derivative litigation matters, which have been partially offset by decreases in accounting, consulting and investor relations costs in the 2015 period.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs for the three and nine months ended September 30, 2015 decreased 25% and 24%, respectively, as compared to the same periods in 2014, each of which reflects a general decrease in the number and value of equity compensation being granted by the Company since 2014.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 54% and 41% during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to decreases in travel costs.

Rent and utilities  decreased 7% and 10% during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, due to decreases in rented space costs utilized by the Company’s Technology Management division.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs.  Other operating expenses decreased 23% and 15% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 which reflected a general decrease in office, delivery, equipment repair and software costs in 2015.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs were virtually flat during the three and nine month periods of 2015 as compared to same periods in 2014 as the Company made no changes to the number or compensation of research personnel involved in the research and development of the Company’s AuthentiGuard product line.

Impairment of intangible assets and investments- In September 2014, the Company recorded an impairment of one of its investments in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment was attributable to a noncontrolling interest, which equated to a net impairment charge attributable to DSS during the third quarter of 2014 of approximately $7,050,000.

Other Income and Expense

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% change	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% change

Other expenses
Interest expense	$(89,000)	$(89,000)	0%	$(257,000)	$(253,000)	2%
Gains on sales of investment and equipment	-	-	0%	146,000	-	100%
Net loss on debt modification and extinguishment	-	-	0%	(19,000)	(52,000)	-63%
Other expense	$(89,000)	$(89,000)	0%	$(130,000)	$(305,000)	-57%

During the second quarter of 2015, approximately $46,000 was received by the Company’s subsidiary Premier Packaging for the sale of a printing press that had a zero book value, and $100,000 was received by the Company’s subsidiary DSS Technology Management as a distribution from its investment in Virtual Agility Technology Investment LLC that the Company had previously written down to zero.

Deferred Tax Benefit -  During the three months ended September 30, 2014, the Company recognized a $1,004,000 deferred tax benefit as a result of the impairment expense recognized during the period.

Net Loss and Net Loss per Share to Common Shareholders

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% change	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% change

Net loss including noncontrolling interest	(860,000)	(12,769,000)	-93%	(3,550,000)	(18,168,000)	-80%

Less: loss attributable to noncontrolling interest	-	4,700,000	-100%	-	4,700,000	-100%

Net (loss) income to common shareholders	$(860,000)	$(8,069,000)	-89%	$(3,550,000)	$(13,468,000)	-74%
Loss per share:
Basic and diluted	$(0.02)	$(0.19)	-89%	$(0.08)	$(0.32)	-75%
Shares used in computing loss per share:
Basic and diluted	46,813,768	42,213,654	11%	46,453,962	42,060,015	10%

For the three months ended September 30, 2015, net loss to common shareholders was $860,000, a 89% decrease from a net loss to common shareholders of $8.1 million in the three months ended September 30, 2014. The decrease was primarily the result of a $917,000 reduction in amortization of intangibles expense in 2015, along with a reduction in nearly all other cost categories during 2015 as compared to the same period in 2014. In addition, the Company recorded an impairment of one of its investments during the third quarter of 2014 in the amount of approximately $11,750,000 of which $4,700,000 was attributable to a 40% noncontrolling interest in the investment held by another entity.

For the nine months ended September 30, 2015, net loss to common shareholders was $3.6 million, a 74% decrease from a net loss to common shareholders of $13.5 million in the nine months ended September 30, 2014. The decrease was primarily the result of a $2.7 million reduction in amortization of intangibles expense in 2015, along with a reduction in nearly all other cost categories during the first nine months of 2015 as compared to the same period in 2014. In addition, the Company recorded an impairment of one of its investments during the first nine months of 2014 in the amount of approximately $11,750,000 of which $4,700,000 was attributable to a 40% noncontrolling interest in the investment held by another entity.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital requirements primarily through the private placement of our equity securities and debt financings. As of September 30, 2015, we had cash of approximately $1.2 million and restricted cash of approximately $293,000. In addition, we have $800,000 available to our packaging division under a revolving credit line. In September 2015, the Company raised $950,000 from the sale of its equity, and the Company raised an additional $250,000 in October 2015.

Operating Cash Flow – During the first nine months of 2015, we used approximately $1,167,000 of cash for operations, representing a 26% reduction in cash used for operations during the first nine months of 2014. The reduction in operating cash use reflects the reduction in the Company’s net loss during 2015 that was due to the reduction in cash-based operating expenses such as compensation, professional fees, sales and marketing and occupancy costs.

Investing Cash Flow - During the first nine months of 2015, we used a net of approximately $73,000 for capital improvements, which resulted in a significant reduction of investing cash outflows as compared to the first nine months of 2014. In addition, the Company has not made any significant investments nor purchased any intangible assets during 2015 other than minimal expenditures associated with internally developed pending patents.

Financing Cash Flows - During the first nine months of 2015, we made aggregate principal payments for long-term debt of approximately $737,000. In addition, the Company received net proceeds of approximately $878,000 from the sale of equity during the first nine months of 2015.

Future Capital Needs  -As of September 30, 2015, the Company had approximately $1.2 million in unrestricted cash and $293,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements. The Company believes that its current cash resources and credit line resources provide  it with sufficient resources to fund its operations and meet its obligations for at least the next twelve months, provided that the Company achieves or substantially achieves the key factors of its business plan over the next twelve months, including but not limited to (i) increasing sales of the Company’s digital products; (ii) decreasing legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continuing to generate operating profits from the Company’s packaging and plastic printing operations. Furthermore, the Company believes that it will be able to raise additional equity and/or debt funding if necessary, to fund working capital requirements not met by its current cash and credit resources. The Company has been able to obtain equity and/or debt based financing in the past, including most recently when the Company raised gross proceeds of $950,000 in September 2015 and an additional $250,000 in October 2015 from the sale of its equity. However, there is no assurance the Company will be able to raise such funds in the future if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2015, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated as of September 30, 2015 under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management identified the following material weakness in its internal control over financial reporting in its annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2014. This material weakness still remains as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. In June 2015, the Company’s corporate staff accountant voluntarily terminated her employment. The Company is in the process of evaluating the options to replace or transfer the position, and the impact that the change has on the Company’s internal control over financial reporting. Otherwise, there have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 12, 2015, in connection with DSS Technology Management’s pending patent infringement litigation against defendants TSMC and Samsung, a PTAB hearing was held on August 12, 2015 in connection with the pending TSMC/Samsung IPR proceeding. No decision has been rendered as of the date of this Report.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual and Quarterly Reports.

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

DOCUMENT SECURITY SYSTEMS, INC.

November 13, 2015	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

November 13, 2015	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

