Form 10-K
period 2015-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2016-03-30
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

200 Canal View Boulevard

Suite 300

Rochester, New York 14623

(Address of principal executive offices)

(585) 325-3610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer (Do not check if a smaller reporting company) [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No[X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE MKT LLC exchange on June 30, 2015, was $11,923,377.

The number of shares of the registrant’s common stock outstanding as of March 24, 2016, was 51,881,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Technology Management Business

In October 2012, Bascom Research, LLC, a subsidiary of Lexington Technology Group, Inc. (“LTG”), now DSS Technology Management, initiated litigation against Facebook, Inc. (“Facebook”), LinkedIn Corporation (“LinkedIn”), and three other defendants in the U.S. District Court for the Eastern District of Virginia, alleging infringement of four social media software patents. The case was later transferred to the U.S. District Court for the Northern District of California. On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendants Facebook and LinkedIn, effectively ending the case at the trial court level.

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas for patent infringement. The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgment for infringement and money damages from Apple in connection with the case. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California, which was filed on March 3, 2014. On November 7, 2014, Apple’s motion to transfer the case was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with United States Patent Trial and Appeal Board (“PTAB”) relating to the patents at issue in the case. The California District Court then stayed the case pending the outcome of those IPR proceedings which were instituted by PTAB on June 25, 2015. Oral arguments of the IPRs took place on March 15, 2016, with a decision expected from PTAB by the end of June 2016.

On May 30, 2014, DSS Technology Management filed suit against Lenovo (United States), Inc. (“Lenovo”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint alleged infringement by Lenovo of one of DSSTM’s patents that relates to systems and methods of using low power wireless peripheral devices. On June 17, 2015, the parties entered in to a confidential non-suit agreement which ended the litigation with Lenovo.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving one of its semiconductor patents. In this case, DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants.

On June 24, 2014, TSMC filed an IPR petition with PTAB. Samsung then filed an IPR petition relating to the same patents on September 12, 2014, and filed a corrected IPR petition on October 3, 2014. On December 31, 2014, PTAB instituted review of several of the patent claims at issue in the case. Samsung filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by PTAB. On November 30, 2015, the PTAB issued a decision invalidating the patent claims at issue in the case. DSS Technology Management then filed a notice of appeal of the IPR decision with the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) on February 1, 2016, which is pending as of the date of this Report. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit, thus preserving the status quo in the event an appeal results in a remand for further proceedings in the District Court. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC.

On February 13, 2014, DSS Technology Management entered into an agreement with certain investors to receive a series of advances up to $4,500,000 from the investors in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of DSS Technology Management’s intellectual property. On February 13, 2014, we received $2,000,000 under the agreement and on March 27, 2014, we received an additional $1,000,000 under the agreement. On September 5, 2014, we received the remaining $1,500,000 under the agreement. As of February 13, 2016, DSS Technology Management had failed to repay a portion of the $4,500,000 of advances as called for in the agreement, and is currently in default for non-payment under the agreement.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks a judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. As of the date of this Report, PTAB has not yet made a determination whether the IPRs will be instituted. On March 18, 2016, the District Court issued an Order granting Intel’s motion to stay the case until completion of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. On March 18, 2016, Samsung filed an IPR petition as well. As of the date of this Report, PTAB has not yet made a determination whether the IPR will be instituted.

Our Core Products, Technology and Services

Our core business is counterfeit prevention, brand protection and validation of authentic print media, including government-issued documents, packaging, ID cards and licenses. We believe we are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of document security solutions. We provide document security technology to security printers, corporations, consumer product companies, and governments for protection of vital records and documents, certifications, travel documents, consumer products, pharmaceutical packaging and school transcripts.

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

In October 2012, the Company introduced AuthentiGuard®, an iPhone application for authentication, targeted to major pharmaceutical and other companies worldwide. The application is a cloud-enabled solution that permits efficient and cost effective authentication for packaging, documents and credentials. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists duplication on copiers and scanners in a product’s packaging. Product verification using a smartphone application creates real-time, accurate authentication results for brand owners that can be integrated into existing information systems.

Intellectual Property

Patents

Our ability to compete effectively depends largely upon our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques that allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. In 2015 and 2014, we spent approximately $470,000 and $462,000 respectively, on research and development which is comprised mainly of compensation costs, materials and consultants, including stock-based payments to consultants.

We currently own several patents that cover technologies ranging from semiconductor to wireless peripherals. We also have a portfolio of issued anti-counterfeiting and authentication patents, and several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various countries including the United States, Canada, and Europe. These applications cover our anti-counterfeiting technologies, including our AuthentiGuard® On-Demand and ADX, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development. Our issued patents have remaining durations ranging from 1 to 17 years.

Trademarks

We have registered our “AuthentiGuard®” mark, as well as our “Survivor 21®” electronic check icon and “VeriGlow®” with the U.S. Patent and Trademark Office. A trademark application is pending in Canada for “AuthentiGuard.” AuthentiGuard® is registered in several European countries including the United Kingdom. We have also applied to register AuthentiSite TM, AuthentiShare TM, and AuthentiSuite TM in the U.S.

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

Customers

During 2015, two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2015, these two customers accounted for 27% of the Company’s trade accounts receivable balance. During 2014, these same two customers accounted for 40% of the Company’s consolidated revenue. As of December 31, 2014, these two customers accounted for 25% of the Company’s trade accounts receivable balance.

Raw Materials

The primary raw materials the Company uses in its businesses are paper, corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Paper and paperboard prices continued to increase in 2015, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

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

Our patent monetization business is also faced with potential government regulations. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our patent monetization efforts and, in turn, our assets, expenses and revenue. United States patent laws have been amended by the Leahy-Smith America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. In addition, the U.S. Congress is currently considering a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants if the lawsuits are unsuccessful. It is not known when, or if, this legislation will be passed. In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities, such as our Company, on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could adversely impact our ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

On June 19, 2014, the Supreme Court of the United States decided the case of Alice Corp. v. CSL Bank International, or Alice. The Alice case was a legal case about patentable subject matter, and pertains to software patents generally. The primary issue in the Alice case was the question of whether claims to computer-implemented inventions, including claims to systems and machines, processes, and items of manufacture, are directed to patent-eligible subject matter within the meaning of 35 U.S.C. § 101. The Alice opinion provides that an abstract idea coupled with a computer doing what a computer normally does is not something that the U.S. patent system was designed to protect. The Alice court then provided some interpretive guidance to be considered by the federal trial courts when making determinations as to whether certain patent claims constitute merely an abstract idea and, as such, are not patent-eligible subject matter within the meaning of 35 U.S.C. § 101. As a result of the Alice decision, the defendants in our Bascom case argued that the software patents involved in our infringement case against Facebook and LinkedIn should be invalidated based on the court’s reasoning in Alice. In January 2015, the court agreed, and as a result, the value of our patents was impaired, which resulted in a significant impairment charge in the period of such invalidation.

Moreover, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Corporate History

The Company was incorporated in 1984 and changed its name to Document Security Systems, Inc. in 2002. Since then, the Company has acquired a plastics card manufacturer, a printing company, a packaging company, an IT services company, and an intellectual property monetization company.

On July 1, 2013, DSSIP, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of DSS merged with and into Lexington Technology Group, Inc. (the “Merger”). As a result of the Merger, Lexington Technology Group, Inc., which later changed its name to DSS Technology Management, Inc., became a wholly-owned subsidiary of the Company.

Employees

As of March 25, 2016, we had a total of 104 full-time employees. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

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

We have incurred significant net losses in previous years, including the years ended December 31, 2014 and December 31, 2015. As of December 31, 2015, the Company had approximately $1,440,000 in unrestricted cash and $293,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary. Our ability to fund our capital requirements out of our available cash and cash generated from our operations in the future will depend on many factors, but largely on our ability to (i) increase sales of the Company’s digital products; (ii) decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. The Company has been able to obtain equity and/or debt based financing in the past, including most recently, in December 2014 and the fall of 2015 when the Company raised gross proceeds of approximately $1.7 million and $1.2 million, respectively, from the sale of common stock. However, we may not be able to find financing in the capital markets or from lenders on acceptable terms or at all in the future. If we are not successful in generating needed funds from operations or in equity or debt capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably. In addition, if we are not successful in generating needed funds from operations or from capital raising transactions, substantial doubt may be raised about our status as a going concern.

We have a history of losses.

We have a history of losses. While we had net income in 2013 of $2.6 million due to a one-time deferred tax benefit of approximately $11.0 million, we had losses attributable to common stockholders for the fiscal years 2015 and 2014 of approximately $14.3 million and $41.2 million, respectively. Our results of operations in the future will depend on many factors, but largely on our ability to successfully market our anti-counterfeiting products, technologies and services and successfully monetize our IP assets. Failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to continue to grow our business. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

We have a significant amount of indebtedness, some of which is secured by our assets, and one loan agreement on which we are in default, and we may be unable to satisfy our obligations to pay interest and principal thereon when due or negotiate acceptable extensions or settlements.

At December 31, 2015 we had cash of approximately $1.4 million and for the year ended December 31, 2015 and 2014, we had a net loss of $14.3 million and $41.2 million, respectively. We have outstanding indebtedness (described below), some of which is secured by our assets. Given our history of operating losses and our cash position, we may not be able to repay indebtedness when due. In addition, we are currently in default on a limited recourse debt that can be settled by the transfer of non-monetary assets. If we were to default on any of our other indebtedness that require payments of cash to settle such default and not receive an extension or a waiver from the creditor and the creditor were to foreclose on secured assets, it could have a material adverse effect on our business, financial condition and operating results.

As of December 31, 2015, we had the following significant amounts of outstanding indebtedness:

(i)	$410,000 promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on February 23, 2015, requires monthly principal payments of $15,000, plus interest at 10% per annum, with a balloon payment of $230,000 due on December 30, 2016.

(ii)	Up to $800,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations, payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 3.75%. As of December 31, 2015, there was no indebtedness outstanding on the line.

(iii)	$1,022,000 due under a promissory note with Citizens Bank used to purchase our packaging division facility. We are required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance will be due. We entered into an interest rate swap agreement to lock into a 5.87% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage on our packaging division facility.

(iv)	$685,000 promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on February 23, 2015, requires monthly principal payments of $15,000, plus interest at 9% per annum, with a balloon payment of $610,000 due on May 31, 2016.

(v)	$820,000 under an equipment note entered into by our subsidiary, Premier Packaging, with Peoples Capital. The note is secured by the equipment, bears interest at 4.84%, and is repayable over a 60-month period in monthly payments of interest and principal of $24,511 which commenced in January 2014.

(vi)

$405,000 under a promissory note entered into by our subsidiary, Premier Packaging, with Citizen’s pursuant to which Premier Packaging made improvements and additions to its production facility. The promissory note is payable in monthly installments over a five-year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.39% at December 31, 2015), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. The promissory note is secured by the assets of our packaging facility.

(vii)	$460,000, under a promissory note entered into by our subsidiary, Premier Packaging, with Citizens’s pursuant to which Premier Packaging purchased a HP Indigo 7800 Digital press. The term note bears interest at 3.61% and is payable in 60 equal monthly installments of principal and interest of $9,591.

(viii)	An aggregate of $4,023,000 which includes accrued interest, outstanding under promissory notes and $459,000 outstanding under fixed return equity interests and contingent equity interests pursuant to an agreement with Fortress Credit Corp collateralized by certain of our semi-conductor patents, bearing interest at 1.95% payable in cash or in kind in our discretion. The notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the loan agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. The notes mature on February 13, 2018.

The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by us and our other wholly-owned subsidiaries, P3 and Secuprint. Under the Citizens Bank credit facilities, our subsidiary, Premier Packaging Corporation is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, Premier Packaging was in compliance with the covenants.

The Fortress agreement defines certain events of default, one of which is the failure by the Company, on or before the second anniversary of the effective date, which was February 13, 2016, to make payments to the investors equal to the outstanding advances. On February 13, 2016, the Company had failed to make these payments. Under the Agreement, upon an event of default, the collateral agent and the investors have a number of remedies, including rights related to foreclosure or direct monetization of the patents that secure the loan (the “Patents”). As a result of the event of default discussed above, the sole and exclusive recourse of the investors and the collateral agent is to form a special purpose entity to take possession of the Patents, subject to a perpetual, non-transferable, non-exclusive worldwide royalty-free license back to the Company. The agreement further provides that, in the case of this default, the collateral agent and investors will not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the Patents and any payments received in respect of the Patents, including settlement payments, license fees and royalties on the Patents. In the event that the collateral agent or investors foreclose on, and take possession of the Patents, the Company will still be entitled to receive any payments received in respect of the Patents in the event of a recovery by any substituted plaintiff in any related litigation proceedings, subject to payment of amounts owed under the agreement to the investors and the collateral agent. In addition, as a result of the default, the interest rate on the unpaid amounts due increased to 2% per year effective February 13, 2016.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We need to raise additional funds in the future to fund our working capital needs and to continue our business. We also may need additional funds to complete development, testing and marketing of our products and technologies, or to make strategic acquisitions or investments. We expect to seek equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

The value of our intangible assets and investments may not be equal to their carrying values.

As of December 31, 2015, we had approximately $5.5 million of net intangible assets, including goodwill. A significant amount of these intangible assets and investments derive their value from patents or patent rights, many of which are involved in litigation in order to derive license revenues or settlements from users of the patents. If licensing efforts and litigation is not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period. In 2015 and 2014, we recorded goodwill impairments of $9,600,000 and $3,000,000, respectively, and there can be no guarantee that we will not have to record impairments in the future.

We have pending legal proceedings against numerous companies, including Intel Corporation, SK Hynix, Qualcomm Incorporated, Apple, Inc, and Samsung, among others, and we expect such litigation to continue to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To monetize and protect our patent assets, we have commenced legal proceedings against numerous companies, including Intel Corporation, SK Hynix, Qualcomm Incorporated, Apple, Inc., and Samsung, among others, alleging infringement of our patents. Our viability as an operating company is partially dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure could significantly harm our business. In addition, the defendants in this litigation are much larger than us and have substantially more resources than us, which could make our litigation efforts more difficult.

These legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may have a great impact on the value of the patents and preclude our ability to derive licensing revenue from the patents. Therefore, a negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. The defendants may also seek reimbursement of court costs, legal fees and other expenses, which, if awarded, could be substantial and materially and adversely impact our cash positions. As an example, in our litigation against Facebook, Inc. alleging patent infringement the court granted summary judgment for the defendants, resulting in our recording an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000. Similarly, in our litigation against Salesforce.Com, Inc., the PTAB held that claims 1-21 are unpatentable. As a result, we recorded a net impairment charge during the third quarter of 2014 of approximately $7,050,000. In addition, during our annual assessment of goodwill for the years ended December 31, 2015 and 2014, we assessed that negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system impaired the goodwill assigned to our DSS Technology Management division, and accordingly, for the years ended December 31, 2015 and 2014, we recorded goodwill impairment charges of $9,600,000 and $3,000,000, respectively, to the goodwill assigned to our DSS Technology Management division.

In addition, certain of our patents are subject to security agreements with third parties that could cause the ownership of the patents to be transferred from the Company to such third-party, which could result in the loss of value to the Company. As an example, our loan agreement with Fortress is secured by various of our patents and, due to our being in default on that loan, the collateral agent or the investors could foreclose on and take possession of those patents.

While we believe that certain of our patents are being infringed by the defendants named in our various litigation matters, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office, or USPTO, will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination or Inter Partes Review. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently in our current litigation or from time to time in connection with future litigation we may bring. If this were to occur, it would have a material adverse effect on our viability and operations.

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

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue. We would expect any defendant in our patient enforcement litigation to appeal a trial court ruling against them, which would add to the expense and duration of the litigation and could result in a reversal of the trial court ruling.

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

As described above, the Alice case applies to software patents. Our current pending litigation matters against defendants Apple, Inc., Samsung, Intel Corporation, SK Hynix and Qualcomm Inc. do not involve software patents and, as such, are not impacted by the Alice decision.

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We expect to spend a significant amount of resources to enforce our patent assets. If new legislation, regulations or rules are implemented either by Congress, the USPTO, any state or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

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

Furthermore, third parties may assert that our intellectual property rights are invalid, which could result in significant expenditures by us to refute such assertions. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If we are unsuccessful in defending claims that our intellectual property rights are invalid, we may not be able to enter into royalty or license agreements on acceptable terms, if at all. Moreover, if we are unsuccessful in our pending patent infringement litigation, we could lose certain patents that have been collateralized by third party funding partners. This could prohibit us from providing our products and services to customers, which could have a material adverse effect on us and our financial condition.

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

If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to remain competitive, continue to expand our technology or pursue growth.

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

We may be unable to retain experts and legal counsel on a favorable basis to represent us in our patent infringement litigation.

The success of our pending legal proceedings and future legal proceedings depends in part upon our ability to retain experts and legal counsel on a favorable basis to represent us in such litigation. The retention of such experts and legal counsel is likely to be expensive and we may not be able to retain such experts and legal counsel on favorable economic terms. Therefore, an inability to retain experts and legal counsel to represent us in our litigation could have a material adverse effect on our business.

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

As of December 31, 2015, we had approximately 148 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE MKT, state and federal law, or other applicable laws. If our board of directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your ability to vote on such transaction.

The exercise of our outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress our stock price.

As of December 31, 2015, there were 11,874,620 of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. Sales of these securities in the public market, or the perception that future sales of these securities could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future. Sales or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

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

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

●	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

●	we may be subject to interference proceedings;

●	we may be subject to opposition proceedings in the U.S. or foreign countries;

●	any patents that are issued to us may not provide meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents issued to us;

●	other companies may design around technologies we have developed; and

●	enforcement of our patents may be complex, uncertain and very expensive.

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

Acquisitions of patent or other intellectual property assets, which may continue to be part of our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we would expect to incur significant operating expenses and would likely be required to raise capital during the negotiations even if the acquisition were ultimately not consummated. Even if we were able to acquire particular patent assets, there is no guarantee that we would generate sufficient revenue related to those patent assets to offset the acquisition costs. While we would seek to conduct confirmatory due diligence on any patent assets we consider for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we could be required to spend significant resources to defend our interest in the patent assets and, if we were not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

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

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. Moreover, funding by third parties for patent acquisitions may not be available to us in the future. As a result, we might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than we have.

As of February 13, 2016, we are in default of our Investment Agreement with Fortress Credit Co LLC which could result in the loss of certain semiconductor patents which serve as collateral for the agreement.

As of February 13, 2016, we defaulted of the Fortress Investment Agreement by failing to pay the balance owed on a total of $4,500,000 of advances made by Fortress to us under the agreement. The remaining balance owed on the date of default is $4,350,000. As a result of this particular event of default, the collateral agent and investors can instruct us to form a special purpose entity to take possession of the patents which serve as collateral for the agreement, but they are not entitled to seek a monetary judgment with respect to this particular event of default. In the event that the investors or collateral agent elect to foreclose on the patents securing the agreement, we will continue to be entitled to receive any payments received in respect of the patents in the event of a future recovery by any substituted plaintiff in any related litigation proceedings, subject to payment of amounts owed under the agreement to the investors and collateral agent. As of the date of this report, neither the collateral agent nor the investors has elected to foreclose on the patents underlying the agreement, and we have been in discussions with the investors to amend the agreement or otherwise remedy the default. However, there can be no assurances as to the ultimate success of these discussions, which could result in future costly litigation between the parties.

This default has also resulted in a temporary suspension of our ability to utilize an SEC Form 3 filing to raise capital.

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

In order to capitalize on our core business patent portfolio, we intend to enter into licensing relationships. However, there can be no assurance that we will be able to capitalize on our patent portfolio or any potential market opportunity in the foreseeable future. Our inability to generate licensing revenues associated with potential market opportunities could result from a number of factors, including, but not limited to:

●	failure to enter into licensing relationships on commercially acceptable terms, or at all; and

●	challenges from third parties as to the validity of our patents underlying licensing opportunities.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results.

Our business plan may be affected by worldwide economic conditions, and the United States and world economies have experienced prolonged weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and failure to do so could cause material harm to our business.

We rely on two significant customers, the loss of which could materially and adversely affect our results of operations.

During 2015, two customers accounted for 35% of our consolidated revenue. As of December 31, 2015, these two customers accounted for 27% of our trade accounts receivable balance. During 2014, these same two customers accounted for 40% of our consolidated revenue. As of December 31, 2014, these two customers accounted for 25% of our trade accounts receivable balance. The loss of either of these customers could have a material adverse effect on our results of operations.

If we fail to comply with the continued listing standards of the NYSE MKT, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE MKT, and the continued listing of our common stock on the NYSE MKT is subject to our compliance with a number of listing standards. On March 15, 2016, we were notified by the NYSE MKT that we are not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), which addresses Low Selling Price Issues. The NYSE MKT stated in its notice that our most recent 30-day average selling price per share of $0.16 falls below the acceptable minimum required average share price for continued listing under Section 1003(f)(v) of the Company Guide, and that our stock has been closing at or below $0.20 per share since December 11, 2015. The NYSE MKT does not provide a specific minimum average price per share in its rules for purposes of compliance with Section 1002(f)(v) of the Company Guide, but instead makes those determinations in its discretion, on a case by case basis. Under NYSE MKT rules, we have six months following receipt of notification to regain compliance with the minimum share price requirement. We intend to actively monitor the closing bid price for our common stock and will consider all available options to resolve the deficiency and regain compliance with rule 1003(f)(v) within the allotted six month timeframe. However, there can be no assurance that we will meet the continued listing standards of the NYSE MKT.

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

If our common stock is not listed on a national securities exchange, compliance with applicable state securities laws may be required for certain offers, transfers and sales of the shares of our common stock.

Because our common stock is listed on the NYSE MKT, we are not required to register or qualify in any state the offer, transfer or sale of the common stock. If our common stock is delisted from the NYSE MKT and is not eligible to be listed on another national securities exchange, sales of stock pusraun to the exercise of warrants and transfers of the shares of our common stock sold by us in private placements to U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of us in the case of warrant exercises or the holder of privately placed shares to register or qualify the shares for any offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

There is no public market for the warrants we issued in the fall of 2015.

There is no established public trading market for the warrants we issued in the fall of 2015, and we do not expect a market to develop. In addition, we do not intend to apply for listing of those warrants on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of those warrants will be limited.

ITEM 2 - PROPERTIES

Our corporate group and digital division together occupy approximately 5,700 square feet of commercial office space located at 200 Canal View Boulevard, located in Rochester, New York under a lease that expires in December 2020, at a rental rate of approximately $6,100 per month. Prior to occupying the Canal View premises in December 2015, we paid $133,000 during the 2015 fiscal year for our combined corporate and digital office space located at 28 East Main Street, Rochester, New York. This previous lease terminated in December 2015. Our Plastics division leases approximately 15,000 square feet under a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia under a 12 month lease that expires in December 2016 for approximately $600 per month, and also leases a sales and research and development facility in Plano, Texas under a 12 month lease that expires in December 2016 for $1,100 per month. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire. We believe that our facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two IPR petitions with PTAB for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. Oral arguments of the IPRs took place on March 15, 2016, with a decision expected from PTAB by the end of June 2016.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed an IPR petition with PTAB for review of the patents at issue. Samsung then filed an IPR petition relating to the same patents on September 12, 2014, and filed a corrected IPR petition on October 3, 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung then filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by PTAB. On November 30, 2015, the PTAB issued a decision invalidating the patent claims at issue in the case. DSS Technology Management then filed a notice of appeal of the IPR decision with the Federal Circuit on February 1, 2016, which is pending as of the date of this Report. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit, thus preserving the status quo in the event an appeal results in a remand for further proceedings in the District Court. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. PTAB has not yet made a determination whether the IPRs will be instituted. On March 18, 2016, the District Court issued an Order granting Intel’s motion to stay the case until completion of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. On March 18, 2016, Samsung filed an IPR petition as well. As of the date of this Report, PTAB has not yet made a determination whether those IPRs will be instituted.

In addition to the foregoing, we are or may become subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed herein or otherwise, will have a material adverse effect on our results of operations, cash flows or our financial condition. The Company accrues for potential litigation losses when a loss is probable and estimable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE MKT, where it trades under the symbol “DSS.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDED	HIGH	LOW
March 31, 2015	$0.46	$0.32
June 30, 2015	$0.42	$0.22
September 30, 2015	$0.29	$0.16
December 31, 2015	$0.26	$0.17

QUARTER ENDED	HIGH	LOW
March 31, 2014	$2.46	$1.28
June 30, 2014	$1.60	$1.05
September 30, 2014	$1.43	$0.84
December 31, 2014	$0.83	$0.40

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the NYSE MKT on March 24, 2016 was $0.20_

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 24, 2016, we had 51,881,948 shares of common stock issued and outstanding.

As of December 31, 2015, securities issued and securities available for future issuance under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders 2013 Employee, Director and Consultant Equity Incentive Plan	-	4,424,559	$2.89	1,281,103

Equity compensation plans not approved by security holders Contractual warrant grants for services	-	358,064	4.46	-

Total	-	4,782,623	$3.01	1,281,103

The warrants listed in the table above were issued to third party service providers in partial or full payment for services rendered.

Recent Issuances of Unregistered Securities

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of March 24, 2016, we had 773 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2015 or 2014. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2015, including the fourth quarter.

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

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems”, “DSS”, “we”, “us”, “our” or “Company”) was formed in New York in 1984. We specialize in fraud and counterfeit protection for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate two production facilities, consisting of a combined packaging and security printing facility, and a plastic card facility where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for its customers, including disaster recovery, back-up and data security services.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenue

	Year Ended December 31, 2015	Year Ended December 31, 2014	% change
Revenue
Printed products	$15,701,000	$16,478,000	-5%
Technology sales, services and licensing	1,804,000	1,809,000	0%

Total revenue	$17,505,000	$18,287,000	-4%

Revenue - For the year ended December 31, 2015, revenue was approximately $17.5 million, a decrease of 4% from the year ended December 31, 2014. Printed products sales, which include sales of packaging, printing and plastic products, decreased 5% in 2015 as compared to 2014, which primarily reflects decreases in sales of commercial printing and packaging products, which declined 9%, but was partially offset by an increase in sales of security printing related products by 8%, and an increase in sales of plastic card products by 10%, including a 27% increase in the sale of plastic cards that incorporate technology. The Company’s technology sales, services and licensing revenues were flat in 2015, as compared to 2014, which reflected an 8% decrease in technology sales and services offset by an increase in licensing revenues of 12%.

Costs and Expenses

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	% change
Costs and Expenses
Cost of goods sold, exclusive of depreciation and amortization	$10,665,000	$11,690,000	-9%
Sales, general and administrative compensation	3,983,000	4,677,000	-15%
Depreciation and amortization	1,559,000	5,274,000	-70%
Professional fees	1,918,000	1,773,000	8%
Stock based compensation	974,000	1,355,000	-28%
Sales and marketing	329,000	531,000	-38%
Rent and utilities	675,000	809,000	-17%
Other operating expenses	922,000	1,160,000	-21%
Research and development	470,000	462,000	2%
Impairment of goodwill	9,593,000	3,000,000	220%
Impairment of intangible assets and investments	500,000	34,035,000	-99%
Total costs and expenses	$31,588,000	$64,766,000	-51%

Costs of revenue sold, exclusive of depreciation and amortization includes all direct cost of the Company’s printed products, including its packaging, printing and plastic ID card sales, materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue decreased 9% in 2015 as compared to 2014 which outpaced the 4% decrease in the Company’s revenue over the same period. The decrease in costs of revenue generally reflected the increase in sales of products that have a higher margin, such as security sales and technology card sales such that material costs, outside service costs and delivery costs decreased as a percentage of revenue during the 2015 period.

Sales, general and administrative compensation costs, excluding stock based compensation, decreased 15% in 2015 as compared to 2014, primarily due to a reduction of employee headcount, a reduction in bonus compensation and a reduction in executive management compensation.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-competition agreements and patents, and internally developed patent assets. Depreciation and amortization expense decreases during 2015, as compared to 2014, were due to the significant decrease in the carrying value of the Company’s patent assets as a result of impairments recognized by the Company in the fourth quarter of 2014.

Professional fees increased 8% in 2015 as compared to 2014, primarily due to an increase in legal and professional fees associated with the Company’s intellectual property and derivative litigation matters, which were partially offset by decreases in accounting, consulting and investor relations costs in 2015.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs in 2015 decreased 28% in 2015 as compared to 2014 due to a general decrease in the number and value of equity compensation awards granted by the Company since 2014.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 38% during 2015 as compared to 2014, primarily due to decreases in travel costs.

Rent and utilities decreased 17% during 2015 as compared to the same period in 2014, due to decreases in rented space costs utilized by the Company’s Technology Management division.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses decreased 21% in 2015 compared to 2014 which reflected a general decrease in office, delivery, equipment repair and software costs in 2015.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs were virtually flat during 2015 as compared to 2014 as the Company made no changes to the number or compensation of research personnel involved in the research and development of the Company’s AuthentiGuard product line.

Impairment of goodwill During the Company’s annual assessment of goodwill in 2015, the Company assessed that, based on the negative trends in patent litigation that have reduced the success of patent owners in protecting their patents in the federal court system, the Company’s goodwill assigned to its DSS Technology Management division had been impaired and accordingly, the Company recorded an impairment loss of approximately $9,600,000 to the goodwill assigned to its DSS Technology Management division. During the Company’s annual assessment of goodwill in 2014, the Company assessed that, based on the negative trends in patent litigation that have reduced the success of patent owners in protecting their patents in the federal court system, the Company’s goodwill assigned to its DSS Technology Management division had been impaired and accordingly, the Company recorded a $3,000,000 impairment charge to the goodwill assigned to its DSS Technology Management division.

Impairment of intangible assets and investments On January 5, 2015, the United States District Court for the Northern District of California issued a decision granting summary judgment to defendant Facebook, Inc. in connection with a lawsuit filed on October 3, 2012 by plaintiff Bascom Research, LLC (a subsidiary of the Company) alleging patent infringement. As a result of the Court’s decision, the Company evaluated the valuation of the patents that were the basis of the case for impairment as of December 31, 2014. The Company determined that since the patents had been invalidated the probability of future cash flows derived from the patents that would support the value of the assets had decreased so that the assets had been impaired. As a result, the Company recorded an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000. In September 2014, the Company recorded an impairment of one of its investments in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment was attributable to a noncontrolling interest, which equated to a net impairment charge attributable to DSS during the third quarter of 2014 of approximately $7,050,000. In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method. In accordance with paragraphs 16 through 19 of FASB ASC 825-10-50 the Company determined that it was not practicable to estimate the fair value of these investments since Express Mobile is a privately-held company that is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from Express Mobile. In December 2015, the Company determined that the investment had been impaired and recognized an impairment loss of $500,000.

Other Income and Expenses

	Year Ended December 31, 2015	Year Ended December 31, 2014	% change

Other expenses
Interest expense	$(335,000)	$(317,000)	6%
Gain on disposals of investment and equipment, net	120,000	-	0%
Foreign currency transaction gain	29,000	2,000	1,350%
Net loss on debt modification and extinguishment	(19,000)	(52,000)	-63%

Other expense	$(205,000)	$(367,000)	-44%

During the second quarter of 2015, approximately $46,000 was received by the Company’s subsidiary Premier Packaging for the sale of a printing press that had a zero book value, and $100,000 was received by the Company’s subsidiary DSS Technology Management as a distribution from its investment in VirtualAgility Technology Investment LLC that the Company had previously written down to zero.

Income Taxes

	Year Ended December 31, 2015	Year Ended December 31, 2014	% change
Income tax expense (benefit)	22,000	(989,000)	-102%

Deferred Tax Benefit - During 2014, the Company recognized a $989,000 net deferred tax benefit primarily as a result of the impairment expense recognized during the period.

Net Loss and Loss Per Share

	Year Ended December 31, 2015	Year Ended December 31, 2014	% change

Net loss	(14,309,000)	(45,857,000)	-69%

Less: loss attributable to noncontrolling interest	-	4,700,000	-100%
Net loss to common shareholders	$(14,309,000)	$(41,157,000)	-65%
Loss per common share:
Basic and diluted	$(0.30)	$(0.98)	-69%
Shares used in computing loss per common share:
Basic and diluted	47,759,877	42,105,619	13%

During 2015, the Company had a net loss of $14.3 million as compared to a net loss of $41.2 million in 2014, representing a 65% decrease. The net loss in 2015 included a $9.6 million goodwill impairment charge as described above. Absent this charge, the remaining $4.7 million loss primarily reflects the impact of significant professional fees, intangible asset amortization, and stock based compensation costs that are not offset by profits generated by the Company’s operating divisions. In particular, losses at the Company’s technology division are due to a lack of meaningful revenue from the Company’s IP monetization efforts, and the lack of significant sales of the Company’s AuthentiGuard product line. Losses in these areas, along with general corporate costs were greater than the profits generated by the Company’s printed products divisions.

During 2014, the Company had a net loss of $41.2 million. The net loss in 2014 was primarily caused by significant asset impairments incurred by the Company’s DSS Technology Management subsidiary as a result of losses in certain of its IP litigation cases and due to recent negative trends in patent litigation. These adverse litigation events significantly reduced the estimated fair values of the underlying IP related assets and investments which caused the Company to record aggregate impairment charges of approximately $37.0 milion of which $4.7 million was attributable to a non-controlling interest.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2015, the Company had unrestricted cash of approximately $1.4 million. In addition, the Company had $800,000 available to its packaging division under a revolving credit line. As of December 31, 2015, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow – During 2015, the Company used approximately $977,000 of cash for operations, which was a 59% reduction from the Company’s use of cash for operations during 2014. The decrease in the cash used for operations primarily reflected the large amount of non-cash based expenses incurred by the Company in 2015 and the significant increase in accounts payable primarily due to reduced periodic payments made on the Company’s professional services vendors.

Investing Cash Flow - During 2015, we used a net of approximately $116,000 for capital improvements, which resulted in a significant reduction of investing cash outflows as compared to 2014. In addition, the Company did not make significant investments in intangible assets during 2015 other than minimal expenditures associated with internally developed pending patents.

Financing Cash Flows - During 2015, the Company paid an aggregate of approximately $939,000 in long-term and short-term debt payments. In addition, during 2015, the Company sold approximately 5.5 million shares of its common stock for net proceeds of approximately $1.1million.

Future Capital Needs -As of December 31, 2015, the Company had approximately $1.4 million in unrestricted cash and $293,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements. The Company believes that its current cash resources and credit line resources provide it with sufficient resources to fund its operations and meet its obligations for at least the next twelve months, provided that the Company achieves or substantially achieves the key factors of its business plan over the next twelve months, including but not limited to (i) increasing sales of the Company’s digital products; (ii) decreasing legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continuing to generate operating profits from the Company’s packaging and plastic printing operations. Furthermore, the Company believes that it will be able to raise additional equity and/or debt funding if necessary, to fund working capital requirements not met by its current cash and credit resources. The Company has been able to obtain equity and/or debt based financing in the past, including most recently when the Company raised gross proceeds of $950,000 in September 2015 and an additional $250,000 in October 2015 from the sale of its equity. However, there is no assurance the Company will be able to raise any funds in the future if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2015 or 2014 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principals in the U.S. (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2015 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. FASB ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.

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

Share-Based Payments

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes-Merton model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services, the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

Income Taxes

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and its currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The guidance requires that certain inventory, including inventory measured using the first-in-first-out method, be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effect that the updated standard will have on its consolidatedfinancial statements and related disclosures.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its ongoing financial reporting.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 30, 2016

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2015	2014
ASSETS
Current assets:
Cash	$1,440,256	$2,343,675
Restricted cash	293,043	355,793
Accounts receivable, net	2,097,433	2,097,671
Inventory	937,830	869,262
Prepaid expenses and other current assets	313,528	425,671
Total current assets	5,082,090	6,092,072

Property, plant and equipment, net	5,003,818	5,016,539
Investments and other assets, net	100,632	686,912
Goodwill	2,453,349	12,046,197
Other intangible assets, net	3,017,544	3,908,399
Total assets	$15,657,433	$27,750,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,945,073	$1,037,359
Accrued expenses and other current liabilities	1,964,726	1,997,241
Short-term debt	4,023,379	-
Current portion of long-term debt, net	1,553,061	754,745
Total current liabilities	9,486,239	3,789,345

Long-term debt, net	2,258,115	7,439,036
Other long-term liabilities	63,697	520,180
Deferred tax liability, net	162,107	145,759

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 51,881,948 shares issued and outstanding (46,172,404 on December 31, 2014)	1,037,639	923,448
Additional paid-in capital	103,041,941	101,012,659
Accumulated other comprehensive loss	(63,697)	(61,180)
Accumulated deficit	(100,328,608)	(86,019,128)
Total stockholders’ equity	3,687,275	15,855,799
Total liabilities and stockholders’ equity	$15,657,433	$27,750,119

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2015	2014
Revenue
Printed products	$15,700,676	$16,478,303
Technology sales, services and licensing	1,804,433	1,809,193
Total revenue	17,505,109	18,287,496

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	10,665,122	11,689,743
Selling, general and administrative (including stock based compensation)	9,271,533	10,767,449
Depreciation and amortization	1,558,899	5,274,323
Impairment of goodwill	9,592,848	3,000,000
Impairment of assets	500,000	34,034,862
Total costs and expenses	31,588,402	64,766,377
Operating loss	(14,083,293)	(46,478,881)

Other income and (expense):
Interest expense	(334,738)	(317,191)
Net loss on debt modification and extinguishment	(19,096)	(51,915)
Gain on disposals of investment and equipment, net	120,431	-
Foreign currency transaction gain	29,400	2,305
Loss before income taxes	(14,287,296)	(46,845,682)

Income tax expense (benefit)	22,184	(988,630)

Net loss	$(14,309,480)	$(45,857,052)

Less: loss attributable to noncontrolling interest	-	4,700,000

Net loss to common shareholders	(14,309,480)	(41,157,052)

Other comprehensive loss:
Interest rate swap loss	(2,517)	(33,614)

Comprehensive loss:	$(14,311,997)	$(41,190,666)

Loss per common share:
Basic and diluted	$(0.30)	$(0.98)

Shares used in computing loss per common share:
Basic and diluted	47,759,877	42,105,619

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(14,309,480)	$(45,857,052)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,558,899	5,274,323
Stock based compensation	974,137	1,355,430
Paid in-kind interest	84,379	48,000
Gain on disposals of equipment, net	(20,431)	-
Amortization of note discount	-	22,707
Impairment of goodwill	9,592,848	3,000,000
Impairment of intangible assets and investments inclusive of noncontrolling interest	500,000	34,034,862
Net loss on debt modification and extinguishment	19,096	-
Change in deferred tax provision	22,184	(988,630)
Foreign currency transaction gain	(29,400)	(2,305)
Decrease (increase) in assets:
Accounts receivable	238	51,452
Inventory	(68,568)	(34,283)
Prepaid expenses and other assets	198,423	30,081
Restricted cash	62,750	144,207
Increase (decrease) in liabilities:
Accounts payable	907,714	(384,406)
Accrued expenses and other liabilities	(469,419)	915,376
Net cash used by operating activities	(976,630)	(2,390,238)

Cash flows from investing activities:
Purchase of property and equipment	(157,098)	(280,902)
Sale of equipment	46,283	-
Purchase of investments	-	(750,000)
Purchase of intangible assets	(5,159)	(1,243,714)
Net cash used by investing activities	(115,974)	(2,274,616)

Cash flows from financing activities:
Net payments on revolving lines of credit	-	(158,087)
Payments of long-term debt	(939,151)	(616,393)
Borrowings of long-term debt	-	4,041,000
Issuances of common stock, net of issuance costs	1,128,336	1,764,978
Net cash provided by financing activities	189,185	5,031,498

Net (decrease) increase in cash	(903,419)	366,644
Cash beginning of year	2,343,675	1,977,031
Cash end of year	$1,440,256	$2,343,675

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Non- controlling Interest in	Accumulated
	Shares	Amount	in Capital	Income	Subsidiary	Deficit	Total

Balance, December 31, 2013	49,411,486	$988,230	$97,790,426	$(27,566)	$4,500,000	$(44,862,076)	$58,389,014

Issuance of common stock, net	3,924,700	78,494	1,472,173	-	-	-	1,550,667
Stock based payments, net of tax effect	327,775	6,556	1,500,060	-	-	-	1,506,616
Retirement of shares held in escrow	(7,500,000)	(150,000)	150,000	-	-	-	-
Exchange of warrants for common stock	8,443	168	-	-	-	-	168
Change in noncontrolling interest in Virtual Agility Technology Investment, LLC	-	-	100,000	-	200,000	-	300,000
Other comprehensive loss	-	-	-	(33,614)	-	-	(33,614)
Net Loss	-	-	-	-	(4,700,000)	(41,157,052)	(45,857,052)

Balance, December 31, 2014	46,172,404	$923,448	$101,012,659	$(61,180)	$-	$(86,019,128)	$15,855,799

Issuance of common stock, net	5,454,544	109,091	1,019,245	-	-	-	1,128,336
Stock based payments, net of tax effect	155,000	3,100	971,037	-	-	-	974,137
Shares issued in debt modification	100,000	2,000	39,000	-	-	-	41,000
Other comprehensive loss	-	-	-	(2,517)	-	-	(2,517)
Net Loss	-	-	-	-	-	(14,309,480)	(14,309,480)

Balance, December 31, 2015	51,881,948	$1,037,639	$103,041,941	$(63,697)	$-	$(100,328,608)	$3,687,275

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, Extradev, Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

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

Restricted Cash –As of December 31, 2015, cash of $293,043 ($355,793 – December 31, 2014) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At December 31, 2015, the Company established a reserve for doubtful accounts of approximately $59,000 ($59,000 – 2014). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2015 was approximately $663,000 ($622,000 - 2014).

Investments –In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method. In December 2015, the Company determined that the investment had been impaired and recognized an impairment loss of $500,000 (See Note 5).

Goodwill -Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. FASB ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist (See Note 6).

Other Intangible Assets and Patent Application Costs - Other intangible assets consist of costs associated with the application for patents, acquisition of patents and contractual rights to patents and trade secrets associated with the Company’s technologies. The Company’s patents and trade secrets are generally for document anti-counterfeiting and anti-scanning technologies and processes that form the basis of the Company’s document security business. Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life. In addition, intangible assets include customer lists and non-compete agreements obtained as a result of acquisitions. Intangible asset amortization expense is classified as an operating expense. The Company believes that the decision to incur patent costs is discretionary as the associated products or services can be sold prior to or during the application process. The Company accounts for other intangible amortization as an operating expense, unless the underlying asset is directly associated with the production or delivery of a product. Subsequent to acquisition of patents and trade secrets, legal and associated costs incurred in prosecuting alleged infringements of the patents will be recognized as expense when incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and patent defense costs are expensed as incurred. To date, the amount of related amortization expense for other intangible assets directly attributable to revenue recognized is not material.

Impairment of Long Lived Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value (See Note 6).

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. At December 31, 2014, the Company’s convertible note payable was recorded at its face amount, net of an unamortized premium for a beneficial conversion feature and had an estimated fair value of approximately $117,000 based on the underlying shares the note could be converted into at the trading price on December 31, 2014. Since the underlying shares were trading in an active, observable market, the fair value measurement qualified as a Level 1 input. As included in Note 7, the conversion feature associated with this note was removed during 2015.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of December 31, 2015 were approximately $64,000 ($61,000 - December 31, 2014).

The Company has an interest rate swap with Citizens that changes the variable rate on a term loan to a fixed rate as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$1,021,926	3.39%	5.87%	August 30, 2021

Conventional Convertible Debt - When the convertible feature of a conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). Prior to the determination of the BCF, the proceeds from the debt instrument are first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants. The Company records a BCF as a debt discount pursuant to FASB ASC Topic 470-20. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

For technology sales and services, revenue is recognized in accordance with FASB ASC 985-605. Accordingly, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured. We recognize cloud computing revenue, including data backup, recovery and security services, on a monthly basis, beginning on the date the customer commences use of our services. Professional services are recognized in the period services are provided.

For printing technology licenses, revenue is recognized once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the right and ability to use the product or technology has been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

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

Advertising Costs – Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were approximately $25,000 in 2015 ($39,000– 2014).

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. The Company spent approximately $470,000 and $462,000 on research and development during 2015 and 2014, respectively.

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

As of December 31, 2015 and 2014, there were 11,874,620 and 12,019,194, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. Common stock equivalents were excluded from the calculation of diluted earnings per share for 2015 and 2014 in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the years ended December 31, 2015 and 2014.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2015, two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2015, these two customers accounted for 27% of the Company’s trade accounts receivable balance. During 2014, these same two customers accounted for 40% of the Company’s consolidated revenue. As of December 31, 2014, these two customers accounted for 25% of the Company’s trade accounts receivable balance.

Continuing Operations - The Company has incurred significant net losses in previous years and in 2015. The Company’s ability to fund its current and future commitments out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase sales of the Company’s digital products; (ii) decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. During 2015, the Company raised gross proceeds $1.1 million from the sale of its equity. As of December 31, 2015, the Company had approximately $1,440,000 in unrestricted cash and $293,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements if these and other factors are not met. If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and its currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The guidance requires that certain inventory, including inventory measured using the first-in-first-out method, be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company applied this guidance to its current fiscal years ending December 31, 2015 and 2014. The adoption of this guidance had no material impact on the results of operations or financial position. Certain prior year deferred tax assets or liabilities have been reclassified to conform with the current year presentation.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 – INVENTORY

Inventory consisted of the following at December 31:

	2015	2014

Finished Goods	$718,601	$572,695
Work in process	167,779	123,611
Raw Materials	51,450	172,956

	$937,830	$869,262

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

		2015	2014
	Estimated Useful Life

Machinery and equipment	5-10 years	$5,615,562	$5,156,060
Building and improvements	39 years	1,923,027	1,913,727
Land		185,000	185,000
Leasehold improvements	See (1)	722,984	818,846
Furniture and fixtures	7 years	68,272	163,300
Software and websites	3 years	402,225	439,373

Total cost		8,917,070	8,676,306
Less accumulated depreciation		3,913,252	3,659,767

Property, plant, and equipment, net		$5,003,818	$5,016,539

(1) Expected lease term between 3 and 10 years.

NOTE 5 — INVESTMENTS

During 2014 and 2013 DSS Technology Management made a series of investments in VirtualAgility, Inc. (“VirtualAgility”), a developer of programming platforms that facilitate the creation of business applications without programming or coding. The initial investment consisted of a $200,000 non-recourse note plus an equity stake of 1/8 of 7% of the outstanding common stock of VirtualAgility, for a total cash investment of $250,000. The non-recourse note is eligible for a preferred return of $1,250,000, plus a variable return of 1.875% based on gross proceeds, if any, derived from VirtualAgility’s patent portfolio. In addition, VirtualAgility granted DSS Technology Management a total of seven additional options to make additional quarterly investments of $250,000 apiece, under the same terms as the first investment. If all of such options are exercised, DSS Technology Management will have invested an aggregate of $2,000,000, consisting of $1,600,000 in non-recourse notes that would be eligible for an aggregate preferred return of $10,000,000 plus up to 15% of variable returns and, based on the current capitalization of VirtualAgility, DSS Technology Management would also own approximately 7% of the outstanding common stock of VirtualAgility. In May 2013, DSS Technology Management created a subsidiary called VirtualAgility Technology Investment, LLC (“VATI”) and transferred its ownership of the VirtualAgility investment and future investment options to VATI. Also in May 2013, a third-party investor became a 40% member of VATI. In exchange, the investor contributed $250,000 into VATI which was used to exercise one of the investment options in VirtualAgility per the terms described above. As of July 1, 2013, DSS Technology Management owned 60% of VATI. In conjunction with its acquisition accounting, the Company assessed the fair value of the VirtualAgility investment, including the expected exercise of future investment options as of the acquisition date, at approximately $10,750,000, which became the cost basis of the investment as of July 1, 2013. In August 2013, the Company contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In November 2013, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. On February 14, 2014, DSS Technology Management contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. In May 2014, the other member of VATI contributed $250,000 into VATI which used the funds to make an additional investment in VirtualAgility per the terms described above. As of June 30, 2014, VATI owned 657,119 shares of common stock of VirtualAgility. As of June 30, 2014, investment in VATI was approximately $11,750,000 and DSS Technology Management owned 60% of VATI.

VirtualAgility was the plaintiff in a patent infringement lawsuit against Salesforce.com, Inc. et al. In May of 2014, Salesforce.Com, Inc. filed a petition with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting covered business method patent review of claims 1-21 of U.S. Patent No. 8,095,413 B1, which was the patent being asserted by VirtualAgility in the lawsuit (the “413 Patent”), alleging that claims 1-21 of the 413 Patent are unpatentable. On September 16, 2014, the PTAB issued a written decision holding that challenged claims 1-21 of the 413 Patent are unpatentable, and also denied VirtualAgility’s contingent motion to amend the challenged claims. As a result of the PTAB’s decision, the Company estimated that its investment in VATI was impaired and as a result, the Company recorded an impairment of its investment in the gross amount of approximately $11,750,000 of which 40%, or $4,700,000 of such investment was attributable to a noncontrolling interest, which equated to a net impairment charge during the third quarter of 2014 of approximately $7,050,000. In June 2015, pursuant to a confidential Stock Redemption and Settlement Agreement, VATI sold its entire ownership interest in VirtualAgility to VirtualAgility for $200,000.

In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method. In accordance with paragraphs 16 through 19 of FASB ASC 825-10-50 the Company determined that it is not practicable to estimate the fair value of these investments since Express Mobile is a privately-held company that is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from Express Mobile. In December 2015, based on discussions with Express Mobile management and the Company’s understanding of the status of Express Mobile’s business, the Company determined that the investment was impaired and recognized an impairment loss of $500,000.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

During 2015 and 2014, the Company spent approximately $5,000 and $94,000, respectively, on patent application costs. In 2014, the Company spent $1,150,000 on patent acquisitions.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of December 31, 2015, the Company had received an aggregate of $650,000 ($650,000 in 2014) from the investors pursuant to the agreement of which approximately $551,000 was in accrued expenses in the consolidated balance sheet ($603,000 as December 31, 2014).

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

Intangible assets are comprised of the following:

		December 31, 2015			December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	1,997,300	1,635,257	362,043	1,997,300	1,532,123	465,177
Acquired intangibles-patents and patent rights	Varied (1)	3,650,000	1,562,526	2,087,474	3,650,000	852,343	2,797,657
Patent application costs	Varied (2)	1,062,958	494,931	568,027	1,058,833	413,268	645,565
		$6,710,258	$3,692,714	$3,017,544	$6,706,133	$2,797,734	$3,908,399

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2015, the weighted average remaining useful life of these assets in service was approximately 4.4 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2015, the weighted average remaining useful life of these assets in service was approximately 9.3 years.

Amortization expense for the year ended December 31, 2015 amounted to approximately $896,000 ($4,653,000 –2014).

Approximate expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2016	$692,000
2017	$673,000
2018	$537,000
2019	$265,000
2020	$193,000

Goodwill

The Company performed its annual goodwill impairment test as of December 31, 2015. The Company performed the first step of the goodwill impairment test by comparing the fair value of each of its reporting units with their carrying amounts including goodwill. In performing this step, the Company determined estimates of fair value using a discounted cash flow model for each of its reporting units. The Company determined that its Packaging and Plastic reporting units each had fair values in excess of their carrying value and therefore, did not have an indication of goodwill impairment. The Company determined that its DSS Technology Management reporting unit had a negative carrying value as a result of the liabilities exceeding the assets and as a result was required to perform a Step 2 goodwill test. In performing step two of the goodwill impairment test, the Company compared the carrying value of its Technology Management goodwill to its implied fair value. For the Company’s technology reporting unit for which a significant amount of future value is based on the value of patents and patent rights, the Company uses a valuation methodology that assesses the potential value of claims against parties the Company believes have infringed on the patents and therefore, the Company has the right to receive royalties from those infringers. The Company uses its best estimates to determine the amount and timing of royalties that would be due from each potential infringing party based on the estimated scope of usage of the patented technology by each potential infringing party. Furthermore, the Company uses discount factors to take into account the potential of settlements at various stages of a typical patent infringement court case depending on the stage of each of the Company’s infringement proceedings. During the Company’s annual assessment of goodwill in 2015, the Company considered the negative trends in patent litigation which have reduced the success of patent owners in protecting their patents in the federal court system, among other factors. In performing Step 2 of the goodwill impairment test, the Company determined the carrying amount of the goodwill exceeded the implied fair value of the goodwill by $9,600,000, and accordingly recorded approximately $9,600,000 of a goodwill impairment charge to the goodwill assigned to its DSS Technology Management division.

During the Company’s annual assessment of goodwill in 2014, the Company assessed that the negative trends in patent litigation that have reduced the success of patent owners in protecting their patents in the federal court system had impairment the Company’s goodwill assigned to its DSS Technology Management division and accordingly, the Company recorded a $3,000,000 goodwill impairment charge to the goodwill assigned to its DSS Technology Management division.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Packaging	Plastics	Technolgy Management	Total

Balance as of January 1, 2014
Goodwill	$1,768,400	$684,949	$12,831,774	$15,285,123
Accumulated impairment losses	-	-	(238,926)	(238,926)
	1,768,400	684,949	12,592,848	15,046,197

Goodwill acquired during the year	-	-	-	-
Impairment losses	-	-	(3,000,000)	(3,000,000)

Balance as of December 31, 2014
Goodwill	1,768,400	684,949	12,831,774	15,285,123
Accumulated impairment losses	-	-	(3,238,926)	(3,238,926)
	1,768,400	684,949	9,592,848	12,046,197

Goodwill acquired during the year	-	-	-	-
Impairment losses	-	-	(9,592,848)	(9,592,848)

Balance as of December 31, 2015
Goodwill	1,768,400	684,949	12,831,774	15,285,123
Accumulated impairment losses	-	-	(12,831,774)	(12,831,774)
	$1,768,400	$684,949	$-	$2,453,349

NOTE 7 – SHORT TERM AND LONG TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (3.99% as of December 31, 2015) and matures on May 31, 2016. As of December 31, 2015 and 2014, the revolving line had a balance of $0.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was initially due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments”. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value was amortized over the remaining life of the note. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. As of December 31, 2015, the balance of the term loan was $410,000 ($604,000 at December 31, 2014).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. As of December 31, 2015, the balance of the term loan was $685,000 ($850,000 at December 31, 2014).

Term Loan Debt - On February 12, 2010, in conjunction with the credit facility agreement with Citizens Bank, Premier Packaging entered into a term loan with Citizens Bank for $1,500,000. As amended on July 26, 2011, the term loan requires monthly principal payments of $25,000 plus interest through maturity in February 2015. Interest accrues at 1 Month LIBOR plus 3.75% (3.99% at December 31, 2014). The Company entered into an interest rate swap agreement to lock into a 5.7% effective interest rate over the remaining life of the amended term loan. As of December 31, 2015, the balance of the term loan was $0 ($50,000 at December 31, 2014).

On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.24% at December 31, 2015). As of December 31, 2015, the balance under this term note was $8,874 ($19,522 at December 31, 2014).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of December 31, 2015, the loan had a balance of $819,681 ($1,067,586 at December 31, 2014).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. As of December 31, 2015, the loan had a balance of $460,448.

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.39% at December 31, 2015). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of December 31, 2015, the Promissory Note had a balance of $1,021,926 ($1,078,220 at December 31, 2014).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.39% at December 31, 2015), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of December 31, 2015, the note had a balance of $405,247 ($435,000 –December 31, 2014).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit and other debt which can be settled with non-monetary assets, subsequent to December 31, 2015 are as follows:

Year	Amount
2016	$1,553,061
2017	467,727
2018	486,599
2019	491,618
2020	104,691
Thereafter	707,480
Total	$3,811,176

Other Debt -On February 13, 2014, the Company’s subsidiary, DSS Technology Management, Inc. (the “Company”), entered into an Investment Agreement (the “Agreement”) dated February 13, 2014 (the “Effective Date”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and certain investors (the “Investors”), pursuant to which the Company contracted to receive a series of advances up to $4,500,000 (collectively, the “Advances”). Under the terms of the Agreement, on the Effective Date, the Company issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000, to each of the Investors, and in return received $2,000,000 in proceeds. To secure the Advances, the Company placed a lien in favor of the Investors on ten semi-conductor patents (the “Patents”) and assigned to the Investors certain funds recoverable from successful patent litigation involving these Patents, including settlement payments, license fees and royalties on the Patents. The Company is a plaintiff in various ongoing patent infringement lawsuits involving certain of the Patents.

On March 27, 2014, the Company received an additional $1,000,000 under the Agreement comprised of a promissory note of $900,000 was promissory note and fixed return interests on $100,000. On September 5, 2014, the Company received the remaining $1,500,000 under the Agreement comprised of a promissory note of $900,000 was promissory note and fixed return interests on $100,000. In September 2015, the Company made a payment of $150,000 on the note. As of December 31, 2015, total Advances equaled $4,350,000, which consisted of $3,891,000 under the Agreement and an aggregate of $459,000 under the fixed return equity interest and contingent equity interests. Aggregate accrued interest totaled $132,000 as of December 31, 2015 ($48,000 as of December 31, 2014).

The Agreement defines certain Events of Default, one of which is the failure by the Company, on or before the second anniversary of the Effective Date, which was February 13, 2016, to make payments to the Investors equal to the outstanding Advances. On February 13, 2016, the Company failed to make these payments.

Under the Agreement, upon an Event of Default, the Collateral Agent and the Investors have a number of remedies, including rights related to foreclosure or direct monetization of the Patents. As a result of the Event of Default discussed above, the sole and exclusive recourse of the Investors and the Collateral Agent is to form a special purpose entity to take possession of the Patents, subject to a perpetual, non-transferable, non-exclusive worldwide royalty-free license back to the Company. The Agreement further provides that, in the case of this default, the Collateral Agent and Investors will not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the Patents and any payments received in respect of the Patents, including settlement payments, license fees and royalties on the Patents. In the event that the Collateral Agent or Investors foreclose on, and take possession of the Patents, the Company will still be entitled to receive any payments received in respect of the Patents in the event of a recovery by any substituted plaintiff in any related litigation proceedings, subject to payment of amounts owed under the Agreement to the Investors and the Collateral Agent. In addition, as a result of the default, the interest rate on the unpaid amounts due increased to 2% per year effective February 13, 2016.

As a result of the event of default, the Company has classified the remainder of the amounts due on the notes of approximately $4,023,000 as short-term debt as of December 31, 2015. The Company has been in discussions with the investors to amend the Agreement or otherwise to remedy the event of default; however, there can be no assurance as to the ultimate success of these discussions.

NOTE 8 - STOCKHOLDERS’ EQUITY

Sales of Equity - Between September 15, 2015 and September 24, 2015, the Company entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 4,318,181 shares of common stock at a purchase price of $0.22 per share, for a total purchase price of $950,000. In addition to the common stock, the purchasers received four-year warrants to purchase up to an aggregate of 863,638 additional shares of common stock at an exercise price of $0.40 per share and for a term of four years after the first six months from the warrant’s issuance date. The warrants had an estimated aggregate fair value of approximately $105,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 81.4%, a risk free rate of return between of 1.45% and 1.60%, and zero dividend and forfeiture estimates. Between October 5, 2015 and October 21, 2015, the Company entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 1,136,363 shares of common stock at a purchase price of $0.22 per share, for a total purchase price of $250,000. In addition to the common stock, the purchasers received four-year warrants to purchase up to an aggregate of 227,273 additional shares of common stock at an exercise price of $0.40 per share and for a term of four years after the first six months from the warrant’s issuance date. The warrants had an estimated aggregate fair value of approximately $28,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 81.4%, a risk free rate of return between of 1.35% and 1.36%, and zero dividend and forfeiture estimates.

The securities offered were made pursuant to prospectus supplements to the prospectus dated November 1, 2013, pursuant to the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on October 11, 2013 and became effective on November 1, 2013. The offering closed on December 31, 2015. No placement agent or underwriter was involved in the offering.

On February 23, 2015, the Company amended two of its debt obligations that, among other things, extended the maturity dates of the notes, instituted principal payments for the notes, and eliminated a conversion feature on one of the notes. In conjunction with these agreements, the Company issued an aggregate of 100,000 shares of its common stock with a grant date fair value of $41,000.

Stock Warrants – The Company issued warrants to purchase 1,090,911 shares of the Company’s common stock as part of its offering to accredited investors from September 15, 2015 through October 21, 2015, at an exercise price of $0.40 per share.

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2015 and 2014 and activity during the years then ended:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	6,566,385	$4.70	6,875,586	$4.64
Granted during the year	1,090,911	0.40	100,000	1.56
Exercised/transferred	-	-	(80,645)	3.10
Lapsed/terminated	(207,235)	3.52	(328,556)	2.91

Outstanding at December 31	7,450,061	$4.10	6,566,385	$4.70
Exercisable at December 31	6,359,150	$4.10	6,535,274	$4.71
Weighted average months remaining		34.3		40.0

Stock Options - On June 20, 2013 the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 6,000,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).

The following is a summary with respect to options outstanding at December 31, 2015 and 2014 and activity during the years then ended:

	2015			2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at January 1:	4,928,291	2.92		4,073,898	3.25
Granted	53,550	0.60		1,172,197	1.96
Exercised	-	-		-	-
Lapsed/terminated	(557,282)	2.95		(317,804)	3.56
Outstanding at December 31:	4,424,559	2.89	4.0	4,928,291	2.92	4.0
Exercisable at December 31:	3,628,495	2.77	4.6	2,806,696	2.94	5.0
Expected to vest at December 31:	346,064	2.00	3.2	1,660,169	2.46	5.8

Aggregate intrinsic value of outstanding options at December 31:	$-			$-
Aggregate intrinsic value of exercisable options at December 31:	$-			$-
Aggregate intrinsic value of options expected to vest at December 31:	$-			$-

Included in these amounts are earn-out options issued to the previous owners of ExtraDev with a contractual term of 5 years, to purchase an aggregate of 450,000 shares of common stock at an exercise price of $4.50 per share that will be vested if the Company’s Digital division achieves certain annual revenue targets by the end of fiscal year 2016. The fair value of the earn-out options amounted to $594,000. If the annual revenue targets are met or are deemed probable to occur, then the Company will record stock based compensation expense. As of December 31, 2015, vesting is considered remote. All options granted to the owners of ExtraDev were classified as compensation for post combination services since the vesting of each grant is based on length of employment, with all unvested options forfeiting upon termination of employment, therefore, the fair value of these equity instruments was not considered a component of the purchase price of the ExtraDev acquisition.

The weighted-average grant date fair value of options granted during the year ended December 31, 2015 was $0.12 ($0.71 -2014). The aggregate grant date fair value of options that vested during the year was approximately $988,000 ($1,145,000 -2014). There were no options exercised during 2015 or 2014.

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

On March 5, 2014, the Company issued an aggregate of 1,138,697 options to purchase the Company’s common stock at $2.00 per share with a term of 5 years to its employees covered under the 2013 Plan. The options vest pro-ratably as follows: 1/3 on the grant date, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date as long as the employee is employed on such dates. The options were valued at approximately $833,000 using the Black-Scholes-Merton option pricing model with a volatility of 67.0%, a risk free rate of return of 0.92% and zero dividend and forfeiture estimates. On March 13, 2014, the Company issued an aggregate of 84,025 shares of common stock to three of its directors to pay approximately $134,000 of accrued director’s fees. In December 2014, the Company issued 33,500 options to purchase the Company’s common stock at $0.60 per share with a term of 5 years to members of the Company’s executive management in exchange for an agreement by each employee to reduce his cash compensation for the fiscal year of 2015. The options vested on August 15, 2015 and had a grant date fair value of $6,643. The options were valued using the Black-Scholes-Merton option pricing model with a volatility of 72.6%, a risk free rate of return of 1.66% and zero dividend and forfeiture estimates.

The following table shows our weighted average assumptions used to compute the share-based compensation expense for stock options and warrants granted during the years ended December 31, 2015 and 2014:

	2015	2014
Volatility	72.6%	67.1%
Expected option term	2.9 years	3.5 years
Risk-free interest rate	1.7%	0.9%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

In January 2015, the Company issued an aggregate of 30,000 shares of restricted common stock to certain members of the Company’s board in exchange for agreements by the board members to reduce their cash compensation for the fiscal year of 2015. The restricted shares vested on August 15, 2015 and had an aggregate grant date fair value of approximately $11,000. In November 2015, the Company issued 125,000 restricted shares to a consultant in exchange for media advertising services agreement. The restricted shares vested over a 90 period and had a grant date fair value of $27,500. In December 2014, the Company issued an aggregate of 243,750 shares of restricted common stock to certain members of the Company’s executive and senior management in exchange for agreements by the employees to reduce their cash compensation for the fiscal year of 2015. The restricted shares vested on August 15, 2015 and had an aggregate grant date fair value of $117,000.

The following is a summary of activity of restricted stock during the years ended at December 31, 2015 and 2014:

	Shares	Weighted- average Grant Date Fair Value

Restricted shares outstanding, December 31, 2013	41,176	$3.33
Restricted shares granted	243,750	0.48
Restricted shares vested	(20,588)	3.33
Restricted shares outstanding, December 31, 2014	264,338	$0.70
Restricted shares granted	155,000	0.25
Restricted shares vested	(359,338)	0.59
Restricted shares outstanding, December 31, 2015	60,000	$0.22

Stock-Based Compensation - The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During 2015, the Company had stock compensation expense of approximately $974,000 or $0.02 basic earnings per share ($1,355,000; $0.03 basic earnings per share - 2014). As of December 31, 2015, there was approximately $147,000 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of six months. This amount excludes $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

NOTE 9 - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

	2015	2014
Currently payable:
Federal	$-	$-
State	5,836	6,735
Total currently payable	5,836	6,735
Deferred:
Federal	(990,745)	(13,939,671)
State	(147,674)	488,406
Total deferred	(1,138,419)	(13,451,265)
Less: increase in allowance	1,154,767	12,455,900
Net deferred	16,348	(995,365)
Total income tax provision (benefit)	$22,184	$(988,630)

Individual components of deferred taxes are as follows:

Deferred tax assets:	2015	2014
Net operating loss carry forwards	$17,383,770	$16,104,083
Equity issued for services	855,139	1,050,348
Goodwill and other intangibles	692,470	773,019
Investment in pass-through entity	268,476	268,476
Other	681,889	591,259
Gross deferred tax assets	19,881,744	18,787,185

Deferred tax liabilities:
Goodwill and other intangibles	291,706	312,277
Depreciation and amortization	289,534	312,823
Gross deferred tax liabilities	581,240	625,100

Less valuation allowance	(19,462,611)	(18,307,844)

Net deferred tax liabilities	$(162,107)	$(145,759)

During 2014, the Company recognized a $995,000 net deferred tax benefit primarily as a result of the expense recognized during the period related to the impairment of the investment in VATI and the Bascom patents.

The Company has approximately $51,958,000 in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2022 through 2034. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance accordingly. The Company’s NOLs could also be subject to annual limitation as a result of a change in its equity ownership as defined under the Internal Revenue Code Section 382. This limitation, as applicable, could further limit the use of the NOLs.

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

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2015	2014

Statutory United States federal rate	34.0%	34.0%
State income taxes net of federal benefit	0.7	(0.7)
Noncontrolling interest in pass-through entity	-	(3.4)
Permanent differences	(23.3)	(2.3)
Other	(3.5)	1.1
Change in valuation reserves	(8.1)	(26.6)

Effective tax rate	(0.2)%	2.1%

At December 31, 2015 and 2014, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2012-2015 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 10 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains qualified employee savings plans (the “401(k) Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code which covers all employees. Employees generally become eligible to participate in the 401(k) Plan immediately following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. The Company matches up to 50% of the employee’s contribution up to a maximum match of 3%. The total matching contributions for 2015 were approximately $109,000 ($107,000 -2014).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Facilities - Our corporate offices and Digital division together occupy approximately 5,700 square feet of commercial office space at 200 Canal View Boulevard, located in Rochester, New York under a lease that expires in December 2020, at a rental rate of approximately $6,100 per month. Prior to occupying the Canal View premises in December 2015, we paid approximately $133,000 during the 2015 fiscal year for our combined corporate and digital office space located at 28 East Main Street, Rochester, New York. Our Plastics division leases approximately 15,000 square feet under a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia under a 12 month lease that expires in December 2016 for approximately $600 per month, and also leases a sales and research and development facility in Plano, Texas under a 12 month lease that expires in December 2016 for approximately $1,100 per month. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when its current leases expire. The Company believes that its facilities are adequate for its current operations.

Equipment Leases – From time to time, the Company leases certain production and office equipment, digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. The leases expire at various dates February 2017. As of December 31, 2015 and 2014, the Company did not have any capital leases.

The following table summarizes the Company’s lease commitments.

	Operating Leases
	Equipment	Facilities	Total

Payments made in 2015	$45,745	$337,738	$383,483
Future minimum lease commitments:
2016	$48,499	$233,937	$282,436
2017	44,131	237,929	282,060
2018	43,258	243,002	286,260
2019	14,419	68,820	83,239
2020	-	68,820	68,820
Total future minimum lease commitments	$150,307	$852,508	$1,002,815

Employment Agreements - The Company has employment or severance agreements with seven members of its management team with terms ranging from one to five years through December 2019. The employment or severance agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2015, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $1,011,000.

Related Party Payments - During 2015, the Company paid consulting fees of approximately $35,000 ($145,000 – 2014) to Patrick White, its former CEO, under a consulting agreement that expired on February 28, 2015.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of December 31, 2015 and 2014, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Legal Proceedings - On October 24, 2011 the Company initiated a lawsuit against Coupons.com Incorporated (“Coupons.com”). The suit was filed in the United States District Court, Western District of New York, located in Rochester, New York. Coupons.com is a Delaware corporation having its principal place of business located in Mountain View, California. In the Coupons.com suit, the Company alleged breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment, and sought money damages from Coupons.com for those claims. On October 28, 2014, the District Court granted Coupons.com’s motion for summary judgment, dismissing the case. On November 25, 2014, the Company appealed that decision to the United States Court of Appeals for the Second Circuit. On March 5, 2015, the parties entered into a Stipulation whereby the Company withdrew the appeal without prejudice so that the parties could complete settlement negotiations. On March 31, 2015, the parties reached a confidential settlement which ended the litigation.

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

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”), in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgement for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, the case was transferred to the Northern District of California. In December 2014, Apple filed two IPR petitions with PTAB for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. Oral arguments of the IPRs took place on March 15, 2016, with a decision expected from PTAB by the end of June 2016.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as TSMC), Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as Samsung), and NEC Corporation of America (referred to as NEC), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed an IPR petition with PTAB for review of the patents at issue. Samsung then filed an IPR petition relating to the same patents in September 2014, and filed a corrected IPR petition in October 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung then filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by PTAB. On November 30, 2015, the PTAB issued a decision invalidating the patent claims at issue in the case. DSS Technology Management then filed a notice of appeal of the IPR decision with the Federal Circuit on February 1, 2016, which is pending as of the date of this Report. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit, thus preserving the status quo in the event an appeal results in a remand for further proceedings in the District Court. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC.

On May 30, 2014, DSS Technology Management filed suit against Lenovo (United States), Inc. (“Lenovo”) in the United States District Court for the Eastern District of Texas, for patent infringement. The complaint alleged infringement by Lenovo of one of DSSTM’s patents that relates to systems and methods of using low power wireless peripheral devices. DSS Technology Management sought judgment for infringement and money damages from Lenovo in connection with the case. On June 17, 2015, the parties entered in to a confidential non-suit agreement which ended the litigation with Lenovo.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. PTAB has not yet made a determination whether the IPRs will be instituted. On March 18, 2016, the District Court issued an Order granting Intel’s motion to stay the case until completion of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. On March 18, 2016, Samsung filed an IPR petition as well. As of the date of this Report, PTAB has not yet made a determination whether those IPRs will be instituted.

On January 29, 2016, the Company received notice of the dismissal of a shareholder derivative suit filed in New York State Court in April 2015 by Benjamin Lapin, derivatively and on behalf of all others similarly situated, Plaintiff v. Robert Fagenson, Jeffrey Ronaldi, Peter Hardigan, Robert Bzdick, Jonathon Perrelli, Warren Hurwitz, Ira Greenstein, David Klein and Philip Jones, Defendants, and the Company, as Nominal Defendant.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed herein or otherwise, will have a material adverse effect on its results of operations, cash flows or our financial condition. The Company accrues for potential litigation losses when a loss is probable and reasonably estimable.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2015	2014

Cash paid for interest	$251,000	$298,000

Non-cash investing and financing activities:
Accrued liabilities with related parties settled with equity	$-	$134,000
Financing of building improvements	$-	$200,000
Financing of equipment purchases	$525,000	$-
Change in non-controlling interest	$-	$(4,700,000)
Loss from change in fair value of interest rate swap derivative	$(2,500)	$(34,000)
Escrow shares retired	$-	$150,000

NOTE 13 - SEGMENT INFORMATION

As of January 1, 2015, the Company’s businesses are organized, managed and internally reported as four operating segments. Two of these operating segments, Packaging and Printing and Plastics, are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. The two other operating segments, ExtraDev, Inc., dba DSS Digital Group, and DSS Technology Management, Inc., are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology.

Approximate information concerning the Company’s operations by reportable segment for the years ended December 31, 2015 and 2014 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$11,797,000	3,904,000	1,804,000	-	$17,505,000
Depreciation and amortization	584,000	120,000	847,000	8,000	1,559,000
Interest expense	137,000	-	84,000	114,000	335,000
Stock based compensation	69,000	39,000	112,000	754,000	974,000
Impairment of goodwill	-	-	9,593,000	-	9,593,000
Impairment of intangible assets and investments	-	-	500,000	-	500,000
Income tax expense	-	-	-	22,000	22,000
Net income (loss) to common stockholders	1,070,000	166,000	(12,944,000)	(2,601,000)	(14,309,000)
Capital expenditures	621,000	52,000	9,000	-	682,000
Identifiable assets	9,571,000	2,131,000	3,299,000	656,000	15,657,000

Year Ended December 31, 2014	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$12,926,000	3,552,000	1,809,000	-	$18,287,000
Depreciation and amortization	567,000	171,000	4,532,000	4,000	5,274,000
Interest expense	156,000	7,000	54,000	100,000	317,000
Stock based compensation	121,000	69,000	155,000	1,010,000	1,355,000
Impairment of goodwill	-	-	3,000,000	-	3,000,000
Impairment of intangible assets and investments	-	-	34,035,000	-	34,035,000
Loss attributable to noncontrolling interest	-	-	(4,700,000)	-	(4,700,000)
Income tax benefit	-	-	-	(989,000)	(989,000)
Net income (loss) to common stockholders	842,000	(106,000)	(38,843,000)	(3,050,000)	(41,157,000)
Capital expenditures	717,000	131,000	1,244,000	-	2,092,000
Identifiable assets	8,873,000	1,872,000	14,872,000	2,133,000	27,750,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 2% of total revenue for 2015 (2%- 2014). Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework“ promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO“ criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015:

The Company’s controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. GAAP were ineffective. In addition, the Company determined that it did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties.

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

Changes in Internal Control over Financial Reporting

 We previously identified one material weakness in our internal control over financial reporting following management’s annual assessment of internal controls over financial reporting performed for the year ended December 31, 2014, which weakness was the result of a failure to maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. During 2015, in accordance with our plan of remediation of that material weakness, we received guidance from our third party accounting and advisory firm to: (1) provide technical accounting research and guidance related to existing or newly applicable authoritative pronouncements; (2) provide assistance with drafting financial statements, the applicable disclosures and reviewing supporting schedules; and (3) assist in the valuation of assets and liabilities. As a result of the adoption of such measures, we believe that we have made progress toward remediating our material weakness regarding sufficient compliment of qualified accounting personnel and controls associated with segregation of duties over the financial reporting process. We continue to evaluate the remedial measures and the material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than as described, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

We intend to hold our 2016 Annual Meeting of Stockholders on or about Tuesday, June 28, 2016.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for our 2016 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in our Proxy Statement for our 2016 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our Proxy Statement for our 2016 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our Proxy Statement for our 2016 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our Proxy Statement for our 2016 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 10-K dated March 31, 2011).

3.2	Third Amended and Restated Bylaws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated July 1, 2013).

10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).

10.2	Warrant issued to Century Media Group Inc., dated January 21, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated January 22, 2013).

10.3	Promissory Note between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 24, 2013 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 28, 2013).

10.4	Convertible Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 10.2 to Form 8-K dated May 28, 2013).

10.5	Warrant issued to Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated May 28, 2013).

10.6	Form of Warrant (incorporated by reference to Annex D to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).

10.7	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC, and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).

10.8	Security Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 18, 2014).

10.9	Form of Assignment and Assumption Agreement by and among DSS Technology Management, Inc. and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.3 to Form 8-K dated February 18, 2014).

10.10	Patent Security Agreement dated February 13, 2014 by and among DSS Technology Management, Inc. in favor of Fortress Credit Co LLC, in its capacity as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated February 18, 2014).

10.11	Initial Advance Note from DSS Technology Management, Inc. to Fortress Credit Co LLC, dated February 13, 2014(incorporated by reference to exhibit 10.5 to Form 8-K dated February 18, 2014).

10.12	Form of First Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.6 to Form 8-K dated February 18, 2014).

10.13	Form of Second Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.7 to Form 8-K dated February 18, 2014).

10.14	Patent License dated February 13, 2014 by and among DSS Technology Management, Inc. and Fortress Credit Co. LLC (incorporated by reference to exhibit 10.8 to Form 8-K dated February 18, 2014).

10.15	Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 2, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 7, 2014).

10.16	Form of Securities Purchase Agreement dated as of June 12, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated June 13, 2014).

10.17	Underwriting Agreement dated as of December 23, 2014 by and between Document Security Systems, Inc. and National Securities Corporation as representative of the several underwriters named therein (incorporated by reference to exhibit 1.1 to Form 8-K dated December 23, 2014).

10.18	Convertible Promissory Note Amendment No. 2 dated as of February 23, 2015 by and among Document Security Systems, Inc. and Mayer Laufer (incorporated by reference to exhibit 10.1 to Form 8-K dated February 26, 2015).

59

10.19

Promissory Note Amendment No. 2 dated as of February 26, 2015 by and among Document Security Systems, Inc. and Congregation Noam Elimelech (incorporated by reference to exhibit 10.2 to Form 8-K dated February 23, 2015).

10.20	Modification/Extension to the Amended and Restated Revolving Line Note and the Seconded Amended and Restated Credit Facility Agreement dated April 28, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K dated April 29, 2015).

10.21	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).

10.22	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).

10.23	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).

10.24	Amended Employment Agreement between Jeffrey Ronaldi and Document Security Systems, Inc. dated November 9, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 13, 2015).

10.25	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).

21.1	Subsidiaries of Document Security Systems, Inc.*

23.1	Consent of Freed Maxick CPAs, P.C.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document*

XBRL Taxonomy Extension Schema Document*

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension Definition Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 30, 2016	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ Robert Fagenson
Robert Fagenson Director and Chairman of the Board

March 30, 2016	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer and Director (Principal Executive Officer)

March 30, 2016	By:	/s/ Robert Bzdick
Robert Bzdick President and Director

March 30, 2016	By:	/s/ Joseph Sanders
Joseph Sanders Director

March 30, 2016	By:	/s/ Ira A. Greenstein
Ira A. Greenstein Director

March 30, 2016	By:	/s/ Warren Hurwitz
Warren Hurwitz
Director

March 30, 2016	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

