Form 10-Q
period 2016-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2016-05-16
CIK 771999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

200 Canal View Boulevard, Suite 300
Rochester, NY 14623
(Address of principal executive offices)

(585) 325-3610
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer (Do not check if a smaller reporting company) [  ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [x]

As of May 12, 2016, there were 51,881,948 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$1,049,535	$1,440,256
Restricted cash	282,889	293,043
Accounts receivable, net	1,913,990	2,097,433
Inventory	990,213	937,830
Prepaid expenses and other current assets	435,211	313,528

Total current assets	4,671,838	5,082,090

Property, plant and equipment, net	4,885,521	5,003,818
Other assets	45,823	44,050
Goodwill	2,453,349	2,453,349
Other intangible assets, net	2,894,959	3,017,544

Total assets	$14,951,490	$15,600,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,164,579	$1,945,073
Accrued expenses and other current liabilities	1,819,069	1,964,726
Short-term debt	4,008,504	3,984,316
Current portion of long-term debt, net	819,653	1,553,061

Total current liabilities	8,811,805	9,447,176

Long-term debt, net	2,772,167	2,240,596
Other long-term liabilities	90,015	63,697
Deferred tax liability, net	166,844	162,107

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 51,881,948 shares issued and outstanding (51,881,948 on December 31, 2015)	1,037,639	1,037,639
Additional paid-in capital	103,115,665	103,041,941
Accumulated other comprehensive loss	(90,015)	(63,697)
Accumulated deficit	(100,952,630)	(100,328,608)
Total stockholders’ equity	3,110,659	3,687,275

Total liabilities and stockholders’ equity	$14,951,490	$15,600,851

See accompanying notes to the condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

(Unaudited)

	2016	2015
Revenue
Printed products	$3,975,018	$3,019,886
Technology sales, services and licensing	363,968	409,645

Total revenue	4,338,986	3,429,531

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	2,610,948	1,986,301
Selling, general and administrative (including stock based compensation)	1,909,695	2,608,115
Depreciation and amortization	360,501	379,593
Total costs and expenses	4,881,144	4,974,009

Operating loss	(542,158)	(1,544,478)

Other expense:
Interest expense	(77,127)	(78,382)
Net loss on debt modification and extinguishment	-	(19,096)

Loss before income taxes	(619,285)	(1,641,956)

Income tax expense	4,737	4,737

Net loss	$(624,022)	$(1,646,693)

Other comprehensive loss:
Interest rate swap loss	(26,318)	(15,752)

Comprehensive loss:	$(650,340)	$(1,662,445)

Loss per common share:
Basic and diluted	$(0.01)	$(0.04)

Shares used in computing loss per common share:
Basic and diluted	51,881,948	46,239,404

See accompanying notes to condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(624,022)	$(1,646,693)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	360,501	379,593
Stock based compensation	73,724	324,598
Paid in-kind interest	19,500	20,000
Net loss on debt modification and extinguishment	-	19,096
Change in deferred tax provision	4,737	4,737
Foreign currency transaction gain	-	(29,400)
Amortization of deferred financing costs	5,290	5,290
Decrease (increase) in assets:
Accounts receivable	183,443	651,937
Inventory	(52,383)	(202,540)
Prepaid expenses and other assets	(123,456)	(33,622)
Restricted cash	10,154	18,486
Increase (decrease) in liabilities:
Accounts payable	219,506	310,744
Accrued expenses and other liabilities	(145,657)	(351,167)
Net cash used by operating activities	(68,663)	(528,941)

Cash flows from investing activities:
Purchase of property and equipment	(51,827)	(27,791)
Purchase of intangible assets	(67,792)	-
Net cash used by investing activities	(119,619)	(27,791)

Cash flows from financing activities:
Payments of long-term debt	(202,439)	(195,084)
Net cash used by financing activities	(202,439)	(195,084)

Net decrease in cash	(390,721)	(751,816)
Cash beginning of period	1,440,256	2,343,675

Cash end of period	$1,049,535	$1,591,859

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

Restricted Cash – As of March 31, 2016, cash of $282,889 ($293,043 – December 31, 2015) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in cash flows that are caused by interest rate volatility. The Company has one interest rate swap that changes variable rates into fixed rates on one term loan. The swap qualifies as a Level 2 fair value financial instrument. The swap agreement is not held for trading purposes and the Company does not intend to sell the derivative swap financial instrument. The Company records interest swap agreements on the balance sheet at fair value because such agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swap has been derived from proprietary models of Citizens Bank (defined below) based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swap decreases over the life of the agreement. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to the cash flow hedge is recorded in accumulated other comprehensive loss and other liabilities at March 31, 2016 was approximately $90,000 ($64,000 - December 31, 2015), which is included in other long-term liabilities on the accompanying balance sheets.

The Company has a notional amount of approximately $1,008,000 as of March 31, 2016 on its interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 4) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$1,008,156	3.59%	5.87%	August 30, 2021

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

Contingent Legal Expenses - Contingent legal fees associated with our commercial litigation involving our IP are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement that will be paid out from the proceeds from settlements or licenses that arise pursuant to an enforcement action, which will be expensed as legal fees in the period in which the payment of such fees is probable. Any unamortized patent acquisition costs will be expensed in the period in which a conclusion is reached in an enforcement action that does not yield future royalties potential.

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

As of March 31, 2016 and 2015, there were 10,576,908 and 11,468,047 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2016 and 2015, one customer accounted for 27% and 14%, respectively, of the Company’s consolidated revenue and accounted for 24% and 8%, respectively, of the Company’s accounts receivable balance as of March 31, 2016 and March 31, 2015. In addition, during the three months ended March 31, 2016, an additional customer accounted for 12% of the Company’s consolidated revenue and accounted for 4% of the Company’s accounts receivable balance as of March 31, 2016. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Continuing Operations - The Company has incurred significant net losses in previous years and in the first quarter of 2016. The Company’s ability to fund its current and future commitments out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase sales of the Company’s digital products; (ii) decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. During 2015, the Company raised gross proceeds $1.1 million from the sale of its equity. As of March 31, 2016, the Company had approximately $1,050,000 in unrestricted cash and $283,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements if these and other factors are not met. If the Company cannot generate sufficient cash from its operations in 2016, the Company will need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and its currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of 2016, and reclassified approximately $51,000 and $57,000 from “Other assets” as of March 31, 2016 and December 31, 2015, respectively, as a reduction to the carrying value of the respective debt instrument.

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

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

2. Inventory

Inventory consisted of the following:

	March 31, 2016	December 31, 2015
Finished Goods	$696,462	$718,601
Work in process	202,935	167,779
Raw Materials	90,816	51,450
	$990,213	$937,830

3. Intangible Assets

Intangible assets are comprised of the following:

			March 31, 2016			December 31, 2015
	Useful Life		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangibles- customer lists and non-compete agreements	5 -10 years		1,997,300	1,656,782	340,518	1,997,300	1,635,257	362,043
Acquired intangibles-patents and patent rights	Varied	(1)	3,650,000	1,711,878	1,938,122	3,650,000	1,562,526	2,087,474
Patent application costs	Varied	(2)	1,130,750	514,431	616,319	1,062,958	494,931	568,027
			$6,778,050	$3,883,091	$2,894,959	$6,710,258	$3,692,714	$3,017,544

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2016, the weighted average remaining useful life of these assets in service was approximately 4.1 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2016, the weighted average remaining useful life of these assets in service was approximately 9.0 years.

Intangible asset amortization expense for the three months ended March 31, 2016 amounted to $190,377 ($241,275 - March 31, 2015).

4. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (4.19% as of March 31, 2016) and matures on May 31, 2017. As of March 31, 2016, the revolving line had a balance of $0 ($0 at December 31, 2015).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note was convertible at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. On April 12, 2016, the Company entered into Convertible Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $155,000 due on the extended maturity date. As of March 31, 2016, the balance of the term loan was $365,000 ($410,000 at December 31, 2015).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. As of March 31, 2016, the balance of the term loan was $640,000 ($685,000 at December 31, 2015).

Term Loan Debt - On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.44% at March 31, 2016). As of March 31, 2016, the balance under this term note was $6,212 ($8,874 at December 31, 2015).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of March 31, 2016, the loan had a balance of $755,812 ($819,681 at December 31, 2015).

On April 28, 2015, Premier Packaging entered into a term note with Citizens Bank for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. As of March 31, 2016, the loan had a balance of $435,810 ($460,448 at December 31, 2015).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.59% at March 31, 2016). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of March 31, 2016, the Promissory Note had a balance of $1,008,156 ($1,021,926 at December 31, 2015). This note is presented net of approximately $17,000 ($18,000 at December 31, 2015) of debt issuance costs on the condensed consolidated balance sheet.

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.59% at March 31, 2016), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of March 31, 2016, the note had a balance of $397,747 ($405,247 – December 31, 2015).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarter ended March 31, 2016, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Other Debt - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, Inc. (“DSSTM”), entered into an Investment Agreement (the “Agreement”) dated February 13, 2014 (the “Effective Date”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and certain investors (the “Investors”), pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000 (collectively, the “Advances”). Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000, to each of the Investors, and in return received $2,000,000 in proceeds. To secure the Advances, DSSTM placed a lien in favor of the Investors on ten semi-conductor patents (the “Patents”) and assigned to the Investors certain funds recoverable from successful patent litigation involving these Patents, including settlement payments, license fees and royalties on the Patents. DSSTM is a plaintiff in various ongoing patent infringement lawsuits involving certain of the Patents.

On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. As of March 31, 2016, DSSTM has made aggregate payments of $150,000 on the notes. As of March 31, 2016, total net advances equaled $4,350,000, which consisted of $4,041,000 in notes and an aggregate of $459,000 of fixed and contingent equity interests, less aggregate payments of $150,000. Aggregate accrued interest totaled $151,500 as of March 31, 2016 ($132,000 as of December 31, 2015).

The Agreement defines certain Events of Default, one of which is the failure by DSSTM, on or before the second anniversary of the Effective Date, which was February 13, 2016, to make payments to the Investors equal to the outstanding Advances. On February 13, 2016, DSSTM failed to make these payments.

Under the Agreement, upon an Event of Default, the Collateral Agent and the Investors have a number of remedies, including rights related to foreclosure or direct monetization of the Patents. As a result of the Event of Default discussed above, the sole and exclusive recourse of the Investors and the Collateral Agent is to form a special purpose entity to take possession of the Patents, subject to a perpetual, non-transferable, non-exclusive worldwide royalty-free license back to DSSTM. The Agreement further provides that, in the case of this default, the Collateral Agent and Investors will not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of DSSTM other than the Patents and any payments received in respect of the Patents, including settlement payments, license fees and royalties on the Patents. In the event that the Collateral Agent or Investors foreclose on, and take possession of the Patents, DSSTM will still be entitled to receive any payments received in respect of the Patents in the event of a recovery by any substituted plaintiff in any related litigation proceedings, subject to payment of amounts owed under the Agreement to the Investors and the Collateral Agent. In addition, as a result of the default, the interest rate on the unpaid amounts due increased to 2% per year effective February 13, 2016.

As a result of the event of default, the Company has classified the remainder of the amounts due on the notes of approximately $4,043,000 as short-term debt as of March 31, 2016. The balance on the condensed consolidated balance sheet is presented net of approximately $34,000 of debt issuance costs. The Company has been in discussions with the investors to amend the Agreement or otherwise to remedy the event of default; however, there can be no assurance as to the ultimate success of these discussions.

5. Commitments and Contingencies

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”), in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgement for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, the case was transferred to the Northern District of California. In December 2014, Apple filed two Inter Partes Review (“IPR”) petitions with USPTO’s Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. Oral arguments of the IPRs took place on March 15, 2016, with a decision expected from PTAB by the end of June 2016.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as TSMC), Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as Samsung), and NEC Corporation of America (referred to as NEC), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed an IPR petition with PTAB for review of the patents at issue. Samsung then filed an IPR petition relating to the same patents in September 2014, and filed a corrected IPR petition in October 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung then filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by PTAB. On November 30, 2015, the PTAB issued a decision invalidating the patent claims at issue in the case. A Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit, thus preserving the status quo in the event an appeal results in a remand for further proceedings in the District Court. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC. On April 1, 2016, TSMC and DSS Technology Management reached a confidential settlement, which included a transfer of certain of the Company’s patent assets, to TSMC, ending the litigation with TSMC.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of March 31, 2016, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of March 31, 2016, there are no contingent payments due.

6. Stockholders’ Equity

Stock Options - In March 2016, three of the Company’s senior management voluntarily cancelled an aggregate of 1,200,000 options to purchase shares of the Company’s common stock with exercise prices of $3.00 per share, of which 166,667 of the options were unvested on the date of cancellation.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2016, the Company had stock compensation expense of approximately $74,000 or less than $0.01 basic and diluted earnings per share ($325,000; $0.01 basic and diluted earnings per share for the corresponding three months ended March 31, 2015).

As of March 31, 2016, there was $536,000 of potential stock based compensation for stock options that vest upon the occurrence of certain events which the Company does not believe are likely.

7. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2016 and 2015 is approximately as follows:

	2016	2015
Cash paid for interest	$58,000	$58,000
Non-cash investing and financing activities:
Loss from change in fair value of interest rate swap derivatives	$(26,000)	$(16,000)

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2016 and 2015 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 30, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,927,000	1,048,000	364,000	-	$4,339,000
Depreciation and amortization	153,000	29,000	178,000	1,000	361,000
Stock based compensation	17,000	10,000	13,000	34,000	74,000
Net income (loss) to common shareholders	244,000	111,000	(565,000)	(414,000)	(624,000)
Identifiable assets	9,345,000	2,178,000	2,767,000	661,000	14,951,000

Three Months Ended March 30, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,082,000	938,000	410,000	-	$3,430,000
Depreciation and amortization	128,000	34,000	216,000	2,000	380,000
Stock based compensation	17,000	10,000	33,000	265,000	325,000
Net income (loss) to common shareholders	41,000	87,000	(1,055,000)	(720,000)	(1,647,000)
Identifiable assets	8,654,000	2,132,000	13,894,000	1,457,000	26,137,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015 that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”), in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgement for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, the case was transferred to the Northern District of California. In December 2014, Apple filed two Inter Partes Review (“IPR”) petitions with PTAB for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. Oral arguments of the IPRs took place on March 15, 2016, with a decision expected from PTAB by the end of June 2016.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as TSMC), Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as Samsung), and NEC Corporation of America (referred to as NEC), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed an IPR petition with PTAB for review of the patents at issue. Samsung then filed an IPR petition relating to the same patents in September 2014, and filed a corrected IPR petition in October 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung then filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by PTAB. On November 30, 2015, the PTAB issued a decision invalidating the patent claims at issue in the case. A Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit, thus preserving the status quo in the event an appeal results in a remand for further proceedings in the District Court. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC. On April 1, 2016, TSMC and DSS Technology Management reached a confidential settlement, which included a transfer of certain of the Company’s patent assets, to TSMC, ending the litigation with TSMC.

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

Results of Operations for the Three Ended March 31, 2016 Compared to the Three Ended March 31, 2015

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenue

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015	% change
Revenue
Printed products	$3,975,000	$3,020,000	32%
Technology sales, services and licensing	364,000	410,000	-11%
Total revenue	$4,339,000	$3,430,000	27%

For the three months ended March 31, 2016, total revenue was approximately $4.3 million, representing an increase of 27% from the corresponding three months ended March 31, 2015. Revenues from the sale of printed products increased 32% during the three months ended March 31, 2016, as compared to the same period in 2015, which reflected increases in revenues from both packaging and plastic card sales. Technology sales, services and licensing revenue decreased 11% during the three months ended March 31, 2016 as compared to the same period in 2015, which generally reflected a decrease in sales from the Company’s digital product group which was primarily due to a decrease in hardware and software resales. Partially offsetting the decrease in digital sales was the approximately 6% increase in licensing revenues during the 2016 period.

Costs and expenses

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$2,611,000	$1,986,000	31%
Sales, general and administrative compensation	852,000	1,006,000	-15%
Depreciation and amortization	361,000	380,000	-5%
Professional fees	424,000	719,000	-41%
Stock based compensation	74,000	325,000	-77%
Sales and marketing	76,000	103,000	-26%
Rent and utilities	138,000	159,000	-13%
Other operating expenses	232,000	180,000	29%
Research and development	113,000	116,000	-3%
Total costs and expenses	$4,881,000	$4,974,000	-2%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased 31% during the three months ended March 31, 2016 as compared to the same period in 2015. The increase correlated with the increase in revenue experienced by the Company during the period and generally reflected a higher concentration of packaging sales during the 2016 quarter.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 15% during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to a reduction of employee headcount, a reduction in bonus compensation and a reduction in executive management compensation.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization expense decreased by 5% during the three months ended March 31, 2016 as compared to the same period in 2015, due to the decrease in the carrying value of the Company’s patent and equipment assets.

Professional fees decreased 41% for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease was due to a decrease in professional fees incurred by the Company related to the intellectual property infringement suits the Company is currently involved in, and the elimination of legal fees associated with a derivative suit that was filed against the Company and its officers and directors in April 2015 and which was dismissed in January 2016.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs for the three months ended March 31, 2016 decreased 77% as compared to the same period in 2015, which reflects a decrease in the number and value of equity compensation granted by the Company since 2014.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 26% during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreases in travel costs.

Rent and utilities decreased 13% during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to a decrease in rent costs as the result of the move of the Company’s corporate and digital group to a new location in Rochester, New York which occurred in December 2015.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses increased 29% for the three months ended March 31, 2016, as compared to the same period in 2015 primarily due to an increase in office and equipment expenses associated with the Company’s move of its corporate and digital group location and the absence of a foreign currency transaction gain generated by the Company in the 2015 period.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs were virtually flat during the three months ended March 31, 2016 as compared to same period in 2015 as the Company made no changes to the number or compensation of research personnel involved in the research and development of the Company’s AuthentiGuard product line.

Net Loss

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% change
Net loss	(624,000)	(1,647,000)	-62%
Loss per common share:
Basic and diluted	$(0.01)	$(0.04)	-75%
Shares used in computing loss per common share:
Basic and diluted	51,881,948	46,239,404	12%

For the three months ended March 31, 2016, net loss was $624,000, a 62% decrease from a net loss of $1.6 million in the three months ended March 31, 2015. The decrease primarily reflects the combined impact of an increase in revenue and decrease in nearly all general and administrative cost categories.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, the Company had cash of approximately $1.0 million and restricted cash of approximately $283,000. In addition, the Company had $800,000 available to its packaging division under a revolving credit line.

Operating Cash Flow – During the first three months of 2016, the Company used approximately $69,000 of cash for operations, representing a 87% reduction in cash used for operations during the first three months of 2015. The significant reduction in operating cash use generally reflects the significant reduction in the Company’s net loss during the first three months of 2016 over the same period in 2015 and the impact of non-cash expenses including depreciation, amortization and stock based compensation on the Company’s net loss.

Investing Cash Flow – During the first three months of 2016, the Company expended approximately $52,000 on equipment for its packaging plant. In addition, the Company spent approximately $68,000 for the prosecution of several patent applications.

Financing Cash Flows - During the first three months of 2016, the Company made aggregate principal payments for long-term debt of approximately $202,000, up slightly from the same period in 2015.

Future Capital Needs -As of March 31, 2016, the Company had approximately $1.0 million in unrestricted cash and $283,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements. The Company believes that its current cash resources and credit line resources provide it with sufficient resources to fund its operations and meet its obligations for at least the next twelve months, provided that the Company achieves or substantially achieves the key factors of its business plan over the next twelve months, including but not limited to (i) increasing sales of the Company’s digital products; (ii) decreasing legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continuing to generate operating profits from the Company’s packaging and plastic printing operations. In the absence of any of these, we will need to raise capital to fund our operations. The Company believes that it will be able to raise additional equity and/or debt funding if necessary to fund working capital requirements not met by its current cash and credit resources. The Company has been able to obtain equity and/or debt based financing in the past, including most recently when the Company raised gross proceeds of $950,000 in September 2015 and an additional $250,000 in October 2015 from the sale of its equity. However, there is no assurance the Company will be able to raise sufficient funds in the future if necessary to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2016, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated as of March 31, 2016 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, as of March 31, 2016 our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management identified the following material weakness in its internal control over financial reporting in its annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2015. This material weakness still remains as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 29, 2016 the Company received notice of the dismissal of a shareholder derivative suit that was filed in New York State Court in April 2015 by Benjamin Lapin, derivatively and on behalf of all others similarly situated, Plaintiff v. Robert Fagenson, Jeffrey Ronaldi, Peter Hardigan, Robert Bzdick, Jonathon Perrelli, Warren Hurwitz, Ira Greenstein, David Klein and Philip Jones, Defendants, and the Company, as Nominal Defendant.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report.

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

DOCUMENT SECURITY SYSTEMS, INC.

May 16, 2016	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer (Principal Executive Officer)

May 16, 2016	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

