Form 10-Q
period 2016-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2016-08-15
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer“, “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer (Do not check if a smaller reporting company)
[  ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [x]

As of August 12, 2016, there were 51,906,948 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$771,239	$1,440,256
Restricted cash	217,769	293,043
Accounts receivable, net	2,118,813	2,097,433
Inventory	1,163,120	937,830
Prepaid expenses and other current assets	323,443	313,528
Total current assets	4,594,384	5,082,090

Property, plant and equipment, net	4,792,354	5,003,818
Other assets	45,821	44,050
Goodwill	2,453,349	2,453,349
Other intangible assets, net	2,230,340	3,017,544

Total assets	$14,116,248	$15,600,851

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,261,660	$1,945,073
Accrued expenses and other current liabilities	1,860,655	1,964,726
Short-term debt	3,537,373	3,984,316
Current portion of long-term debt, net	1,367,359	1,553,061
Total current liabilities	9,027,047	9,447,176

Long-term debt, net	2,022,009	2,240,596
Other long-term liabilities	97,991	63,697
Deferred tax liability, net	171,581	162,107

Commitments and contingencies (Note 5)

Stockholders' equity
Common stock, $.02 par value;200,000,000 shares authorized, 51,906,948 shares issued and outstanding(51,881,948 on December 31, 2015)	1,038,139	1,037,639
Additional paid-in capital	103,127,927	103,041,941
Accumulated other comprehensive loss	(97,991)	(63,697)
Accumulated deficit	(101,270,455)	(100,328,608)
Total stockholders' equity	2,797,620	3,687,275

Total liabilities and stockholders' equity	$14,116,248	$15,600,851

See accompanying notes to the condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Printed products	$3,724,269	$3,683,311	$7,699,287	$6,703,197
Technology sales, services and licensing	348,211	512,789	712,179	922,434
Total revenue	4,072,480	4,196,100	8,411,466	7,625,631

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	2,330,202	2,663,378	4,941,150	4,649,679
Selling, general and administrative (including stock based compensation)	1,642,824	2,236,713	3,552,519	4,844,828
Depreciation and amortization	339,743	390,533	700,244	770,126
Total costs and expenses	4,312,769	5,290,624	9,193,913	10,264,633

Operating loss	(240,289)	(1,094,524)	(782,447)	(2,639,002)

Other expense:
Interest expense	(72,799)	(90,330)	(149,926)	(168,712)
Gains on sales of investment and equipment	-	146,283	-	146,283
Net loss on debt modification and extinguishment	-	-	-	(19,096)

Loss before income taxes	(313,088)	(1,038,571)	(932,373)	(2,680,527)

Income tax expense	4,737	4,737	9,474	9,474

Net loss	$(317,825)	$(1,043,308)	$(941,847)	$(2,690,001)

Other comprehensive loss:
Interest rate swap gain (loss)	(7,976)	18,311	(34,294)	2,559

Comprehensive loss:	$(325,801)	$(1,024,997)	$(976,141)	$(2,687,442)

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Shares used in computing loss per common share:
Basic and diluted	51,906,948	46,302,404	51,894,448	46,271,078

See accompanying notes to condensed consolidated financial statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(941,847)	$(2,690,001)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	700,244	770,126
Stock based compensation	86,486	643,138
Paid in-kind interest	39,000	44,000
Gain on sale of equipment	-	(46,283)
Net loss on debt modification and extinguishment	-	19,096
Change in deferred tax provision	9,474	9,474
Foreign currency transaction gain	-	(29,400)
Amortization of deferred financing costs	10,576	-
Decrease (increase) in assets:
Accounts receivable	(21,380)	430,140
Inventory	(225,290)	(251,155)
Prepaid expenses and other assets	(11,686)	60,165
Restricted cash	75,274	49,578
Increase (decrease) in liabilities:
Accounts payable	316,587	587,160
Accrued expenses and other liabilities	(104,071)	(523,629)
Net cash used by operating activities	(66,633)	(927,591)

Cash flows from investing activities:
Purchase of property and equipment	(128,632)	(57,486)
Proceeds from sale of equipment	-	46,283
Proceeds from sale of intangible assets	495,000	-
Purchase of intangible assets	(67,944)	(3,237)
Net cash from (used by) investing activities	298,424	(14,440)

Cash flows from financing activities:
Payments of long-term debt	(900,808)	(386,787)
Net cash used by financing activities	(900,808)	(386,787)

Net decrease in cash	(669,017)	(1,328,818)
Cash beginning of period	1,440,256	2,343,675

Cash end of period	$771,239	$1,014,857

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company“), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc. (f/k/a Extradev, Inc.), which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc., acquires intellectual property (“IP“) assets and interests in companies owning intellectual property assets, or assists others in managing their intellectual property monetization efforts, for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP“) for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive loss and cash flows include all adjustments, considered necessary for their fair presentation in accordance with U.S. GAAP. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2015.

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

Restricted Cash – As of June 30, 2016, cash of $217,769 ($293,043 – December 31, 2015) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in cash flows that are caused by interest rate volatility. The Company has one interest rate swap that changes variable rates into fixed rates on one term loan. The swap qualifies as a Level 2 fair value financial instrument. The swap agreement is not held for trading purposes and the Company does not intend to sell the derivative swap financial instrument. The Company records interest swap agreements on the balance sheet at fair value because such agreements qualify as cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI“) to the consolidated statement of operations on the same line item as the underlying transaction. The valuation of the interest rate swap is derived from proprietary models of Citizens Bank (defined below) based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swap decreases over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to the cash flow hedge recorded in accumulated other comprehensive loss and other liabilities at June 30, 2016 is approximately $98,000 ($64,000 - December 31, 2015), which is included in other long-term liabilities on the accompanying balance sheets.

The Company has a notional amount of approximately $994,000 as of June 30, 2016 on its interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank“) (see Note 4) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$994,391	3.61%	5.87%	August 30, 2021

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

As of June 30, 2016 and 2015, there were 9,992,455 and 11,448,047 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the six months ended June 30, 2016 and 2015, one customer accounted for 25% and 22%, respectively, of the Company’s consolidated revenue and accounted for 25% and 14%, respectively, of the Company’s accounts receivable balance as of June 30, 2016 and June 30, 2015. In addition, during the six months ended June 30, 2016, an additional customer accounted for 12% of the Company’s consolidated revenue and accounted for 10% of the Company’s accounts receivable balance as of June 30, 2016. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Continuing Operations – While the Company’s net losses have significantly decreased during the first six months of 2016, the Company had incurred net losses in previous years and there is no assurance that the improved results of the first six months of 2016 will be maintained. The Company’s ability to fund its current and future commitments out of its available cash and cash generated from its operations depends on a number of factors. Some of these factors include the Company’s ability to (i) increase sales of the Company’s digital products; (ii) decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. During 2015, the Company raised gross proceeds of $1.1 million from the sale of its equity. As of June 30, 2016, the Company had approximately $771,000 in unrestricted cash and $218,000 in restricted cash and up to $800,000 available under a revolving credit line at its packaging subsidiary, which may not be sufficient to cover the Company’s future working capital requirements if these and other factors are not met. If the Company cannot generate sufficient cash from its operations in 2016, the Company will need to raise additional funds in the future in order to fund its working capital needs and pursue its business plan, although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

Recent Accounting Pronouncements - In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company currently is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers“. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations“ (“ASU 2016-08“); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing“ (“ASU 2016-10“); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients“ (“ASU 2016-12“). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards“). The revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and its currently evaluating the effect that the revenue standards will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs“, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of 2016, and reclassified approximately $46,000 and $57,000 from “Other assets“ as of June 30, 2016 and December 31, 2015, respectively, as a reduction to the carrying value of the respective debt instrument.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases“, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.“ The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

2. Inventory

Inventory consisted of the following:

	June 30, 2016	December 31, 2015

Finished Goods	$776,402	$718,601
Work in process	195,534	167,779
Raw Materials	191,184	51,450

	$1,163,120	$937,830

3. Intangible Assets

Intangible assets are comprised of the following:

		June 30, 2016			December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years	1,997,300	1,678,307	318,993	1,997,300	1,635,257	362,043
Acquired intangibles-patents and patent rights	Varied (1)	3,155,000	1,837,180	1,317,820	3,650,000	1,562,526	2,087,474
Patent application costs	Varied (2)	1,130,750	537,223	593,527	1,062,958	494,931	568,027
		$6,283,050	$4,052,710	$2,230,340	$6,710,258	$3,692,714	$3,017,544

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2016, the weighted average remaining useful life of these assets in service was approximately 2.7 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2016, the weighted average remaining useful life of these assets in service was approximately 9.0 years.

During the six months ended June 30, 2016, the Company received proceeds of $495,000 for the sale of certain patents that were included in a pool of acquired patents. The Company evaluates acquired patents as related pools of assets for purposes amortization and impairment, as well as operational evaluation and use. Accordingly, the proceeds received from the sale of the patents will reduce the cost of the pool of assets until the carrying value of the pool is reduced to zero. Any excess proceeds from future sales will result in a gain. The Company also considers the impact that the sale of a portion of the pool has on expected future recoverability on the pool. No impairment was considered necessary as a result of this evaluation.

Intangible asset amortization expense for the six months ended June 30, 2016 amounted to $359,996 ($466,596 - June 30, 2015).

4. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging“) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (4.20% as of June 30, 2016) and matures on May 31, 2017. As of June 30, 2016, the revolving line had a balance of $0 ($0 at December 31, 2015).

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was due on December 29, 2013, and carries an interest rate of 10% per annum. Interest is payable quarterly, in arrears. The convertible note was convertible at any time during the term at lender’s option into a total of 260,180 shares of the Company’s common stock at a conversion price of $2.21 per share. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. On April 12, 2016, the Company entered into Convertible Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $155,000 due on the extended maturity date. As of June 30, 2016, the balance of the term loan was $320,000 ($410,000 at December 31, 2015).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. Interest is payable quarterly, in arrears. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. As of June 30, 2016, the balance of the term loan was $595,000 ($685,000 at December 31, 2015).

Term Loan Debt - On October 8, 2010, Premier Packaging amended its credit facility agreement with Citizens Bank to add a standby term loan note pursuant to which Citizens Bank was to provide Premier Packaging with up to $450,000 towards the funding of eligible equipment purchases for up to one year. In October 2011, the Company had borrowed $42,594 under the facility which amount was converted into a term note payable in 60 monthly installments of $887 plus interest at 1 Month LIBOR plus 3% (3.45% at June 30, 2016). As of June 30, 2016, the balance under this term note was $3,549 ($8,874 at December 31, 2015).

On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital“) for a printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of June 30, 2016, the loan had a balance of $691,166 ($819,681 at December 31, 2015).

On April 28, 2015, Premier Packaging entered into a term note with Citizens Bank for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. As of June 30, 2016, the loan had a balance of $411,015 ($460,448 at December 31, 2015).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note“). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.61% at June 30, 2016). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of June 30, 2016, the Promissory Note had a balance of $994,391 ($1,021,926 at December 31, 2015). This note is presented net of approximately $16,000 ($18,000 at December 31, 2015) of debt issuance costs on the condensed consolidated balance sheets.

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.61% at June 30, 2016), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of June 30, 2016, the note had a balance of $390,247 ($405,247 – December 31, 2015).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended March 31, 2016 and June 30, 2016, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

Other Debt - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, Inc. (“DSSTM“), entered into an Investment Agreement (the “Agreement“) dated February 13, 2014 (the “Effective Date“) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent“ or “Fortress“), and certain investors (the “Investors“), pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000 (collectively, the “Advances“). Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000, to each of the Investors, and in return received $2,000,000 in proceeds. To secure the Advances, DSSTM placed a lien in favor of the Investors on ten semi-conductor patents (the “Patents“) and assigned to the Investors certain funds recoverable from successful patent litigation involving these Patents, including settlement payments, license fees and royalties on the Patents. DSSTM is a plaintiff in various ongoing patent infringement lawsuits involving certain of the Patents.

On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. On May 23, 2016 DSSTM remitted $495,000 in proceeds received from the sale of patent assets (Note 3) to Fortress under the terms of the Agreement. As of June 30, 2016, DSSTM has made aggregate payments of $645,000 on the notes. As of June 30, 2016, total net advances equaled $3,705,000, which consisted of $4,041,000 in notes and an aggregate of $459,000 of fixed and contingent equity interests, less aggregate payments of $645,000. Aggregate accrued interest totaled $171,000 as of June 30, 2016 ($132,000 as of December 31, 2015).

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

As a result of the event of default, the Company has classified the remainder of the amounts due on the notes of approximately $3,567,000 as short-term debt as of June 30, 2016. The balance on the condensed consolidated balance sheets is presented net of approximately $30,000 of debt issuance costs. The Company has been in discussions with the investors to amend the Agreement or otherwise to remedy the event of default; however, there can be no assurance as to the ultimate success of these discussions.

5. Commitments and Contingencies

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple“), in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation“). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgement for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, the case was transferred to the Northern District of California. In December 2014, Apple filed two Inter Partes Review (“IPR“) petitions with USPTO’s Patent Trial and Appeal Board (“PTAB“) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. Oral arguments of the IPRs took place on March 15, 2016. On June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. The patent assets underlying this matter had no carrying value as of the date of the decision and therefore, there were no impairment considerations as a result of the decision. DSS Technology Management intends to appeal the PTAB decision to the U.S. Court of Appeals for the Federal Circuit during the third quarter of 2016.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as TSMC), Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as Samsung), and NEC Corporation of America (referred to as NEC), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed an IPR petition with PTAB for review of the patents at issue. Samsung then filed an IPR petition relating to the same patents in September 2014, and filed a corrected IPR petition in October 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung then filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by PTAB. On November 30, 2015, the PTAB issued a decision invalidating the patent claims at issue in the case. A Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit, thus preserving the status quo in the event an appeal resulted in a remand for further proceedings in the District Court. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC. On April 1, 2016, TSMC and DSS Technology Management reached a confidential settlement, which included a sale of certain of the Company’s patent assets to TSMC, ending the litigation with TSMC.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. The Intel litigation has been stayed pending final determination of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by PTAB on May 11, 2016. On March 18, 2016, Samsung filed an IPR petition as well. As of the date of this Report, PTAB has not yet made a determination whether Samsung’s IPR will be instituted.

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

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. The Company accrues for potential litigation losses when a loss is probable and reasonably estimable. In the event any fees, costs, penalties or other monetary awards are assessed against us in any of the litigation in which we are currently involved, it could have a material adverse effect on our results of operations, cash flows or financial condition.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of June 30, 2016, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of June 30, 2016, there are no contingent payments due.

6. Stockholders’ Equity

On August 11, 2016, the Company announced that, in accordance with the approval of its shareholders on July 19, 2016, the Company intends that its issued and outstanding common stock will be automatically reclassified into a smaller number of shares such that each four shares of the Company’s issued and outstanding common stock immediately prior to the Effective Time will be reclassified into one validly issued, fully paid and nonassessable share of common stock (the “Reverse Stock Split“). The Effective Time of the Reverse Stock Split is set as 5:00 p.m. Eastern time, August 25, 2016. No fractional shares of the Company’s common stock will be issued as a result of the Reverse Stock Split. Instead, stockholders of record who otherwise would be entitled to receive fractional shares will be entitled to a rounding up of their fractional share to the nearest whole share, except in the case of any stockholder that owns less than four shares of the Company’s common stock immediately preceding the Effective Time. In such case, such stockholder will receive cash for such fractional share.

Stock Options - In March 2016, three of the Company’s senior management voluntarily cancelled an aggregate of 1,200,000 options to purchase shares of the Company’s common stock with exercise prices of $3.00 per share, of which 166,667 of the options were unvested on the date of cancellation. During the six months ended June 30, 2016, the Company issued an aggregate of 150,000 options to purchase the Company’s common stock at $0.25 per share with a term of five years to two new employees. The options vest pro-ratably as follows: 1/3 on the grant date, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date as long as the employee is employed on such dates. The options were valued at $15,000 using the Black-Scholes-Merton option pricing model with a volatility of 85.6%, a risk free rate of return of 1.28% and zero dividend and forfeiture estimates.

Restricted Stock - During the six months ended June 30, 2016, the Company issued 25,000 shares of restricted common stock to a consultant providing marketing services to the Company. The restricted shares vested on May 2, 2016 and had an aggregate grant date fair value of approximately $6,250.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2016, the Company had stock compensation expense of approximately $86,000 or less than $0.01 basic and diluted earnings per share ($643,000; $0.01 basic and diluted earnings per share for the corresponding six months ended June 30, 2015).

7. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2016 and 2015 is approximately as follows:

	2016	2015
Cash paid for interest	$111,000	$125,000
Non-cash investing and financing activities:
Loss from change in fair value of interest rate
swap derivatives	$(34,000)	$3,000
Financing of equipment purchases	$-	$525,000

8. Segment Information

The Company’s businesses are organized, managed and internally reported as four operating segments. Two of these operating segments, Packaging and Printing, and Plastics are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. The two other operating segments, DSS Digital Inc., dba DSS Digital Group, and DSS Technology Management, Inc., are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology.

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2016 and 2015 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,657,000	1,067,000	348,000	-	$4,072,000
Depreciation and amortization	153,000	29,000	157,000	1,000	340,000
Stock based compensation	-	-	6,000	6,000	12,000
Net income (loss) to common shareholders	275,000	142,000	(488,000)	(247,000)	(318,000)

Three Months Ended June 30, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,710,000	974,000	512,000	-	$4,196,000
Depreciation and amortization	144,000	28,000	217,000	2,000	391,000
Stock based compensation	18,000	10,000	34,000	256,000	318,000
Net income (loss) to common shareholders	94,000	11,000	(372,000)	(776,000)	(1,043,000)

Six Months Ended June 30, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$5,584,000	2,115,000	712,000	-	$8,411,000
Depreciation and amortization	306,000	57,000	335,000	2,000	700,000
Stock based compensation	17,000	10,000	19,000	40,000	86,000
Net income (loss) to common shareholders	532,000	253,000	(1,053,000)	(674,000)	(942,000)
Identifiable assets	9,121,000	2,295,000	2,063,000	637,000	14,116,000

Six Months Ended June 30, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$4,792,000	1,912,000	922,000	-	$7,626,000
Depreciation and amortization	272,000	61,000	433,000	4,000	770,000
Stock based compensation	35,000	20,000	67,000	521,000	643,000
Net income (loss) to common shareholders	135,000	98,000	(1,427,000)	(1,496,000)	(2,690,000)
Identifiable assets	9,461,000	2,017,000	12,911,000	1,562,000	25,951,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements“ within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act“). Document Security Systems, Inc. desires to avail itself of certain “safe harbor“ provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate“, “project“, “anticipate“, “plan“, “expect“, “intend“, “believe“, “hope“, “strategy“ and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015 that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (referred to in this report as “Document Security Systems“, “DSS“, “we“, “us“, “our“ or “Company“) has strategically focused its core business efforts on developing and selling anti-counterfeiting technologies and solutions. We emphasize fraud and counterfeit prevention for all forms of printed documents and digital information. The Company holds numerous patents for optical deterrent technologies that provide protection of printed information from unauthorized scanning and copying. We operate two production facilities, consisting of a combined security printing and packaging facility and a plastic card facility where we produce secure and non-secure documents for our customers. We license our anti-counterfeiting technologies to printers and brand-owners. In addition, we have a digital division which provides cloud computing services for our customers, including disaster recovery, back-up and data security services. In 2013, the Company expanded its business focus by merging with DSS Technology Management, Inc., formerly known as Lexington Technology Group, Inc., which acquires intellectual property assets and interests in companies owning intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

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

DSS Digital Group - Provides data center centric solutions to businesses and governments delivered via the “cloud“. This division developed an iPhone based application that integrates some of our traditional optical deterrent technologies into proprietary digital data security based solutions for brand protection and product diversion prevention.

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

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple“), in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation“). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgement for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, the case was transferred to the Northern District of California. In December 2014, Apple filed two Inter Partes Review (“IPR“) petitions with PTAB for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. Oral arguments of the IPRs took place on March 15, 2016. On June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management intends to appeal the PTAB decision to the U.S. Court of Appeals for the Federal Circuit during the third quarter of 2016.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as TSMC), Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as Samsung), and NEC Corporation of America (referred to as NEC), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. In June, 2014, TSMC filed an IPR petition with PTAB for review of the patents at issue. Samsung then filed an IPR petition relating to the same patents in September 2014, and filed a corrected IPR petition in October 2014. On December 31, 2014, the PTAB instituted review of several of the patent claims at issue in the case. Samsung then filed a motion with PTAB to join TSMC’s IPR proceeding. The request was granted by PTAB. On November 30, 2015, the PTAB issued a decision invalidating the patent claims at issue in the case. A Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit, thus preserving the status quo in the event an appeal results in a remand for further proceedings in the District Court. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC. On April 1, 2016, TSMC and DSS Technology Management reached a confidential settlement, which included a sale of certain of the Company’s patent assets to TSMC, ending the litigation with TSMC.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. The Intel litigation has been stayed pending final determination of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by PTAB on May 11, 2016. On March 18, 2016, Samsung filed an IPR petition as well. As of the date of this Report, PTAB has not yet made a determination whether Samsung’s IPR will be instituted.

Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenue

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% change	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% change
Revenue
Printed products	$3,724,000	$3,684,000	1%	$7,699,000	$6,704,000	15%
Technology sales, services and licensing	348,000	512,000	-32%	712,000	922,000	-23%

Total revenue	$4,072,000	$4,196,000	-3%	$8,411,000	$7,626,000	10%

For the three months ended June 30, 2016, total revenue was approximately $4.1 million, representing a decrease of 3% from the corresponding three months ended June 30, 2015. Revenues from the sale of printed products increased 1% during the three months ended June 30, 2016, as compared to the same period in 2015. Technology sales, services and licensing revenue decreased 32% during the three months ended June 30, 2016 as compared to the same period in 2015, which reflected a decrease in sales from the Company’s digital product group primarily due to a decrease in hardware and software resales, and the impact of a $150,000 license fee earned as part of a settlement in the June 2015 period.

For the six months ended June 30, 2016, total revenue was approximately $8.4 million, representing an increase of 10% from the corresponding six months ended June 30, 2015. Revenues from the sale of printed products increased 15% during the six months ended June 30, 2016, as compared to the same period in 2015, with packaging product sales up 17% and plastic card sales up 11%, respectively, primarily driven by an increase in sales to the Company’s largest packaging customer and an increase in technology based ID card product sales. Technology sales, services and licensing revenue decreased 23% during the six months ended June 30, 2016 as compared to the same period in 2015, which reflected a decrease in sales from the Company’s digital product group primarily due to a decrease in hardware and software resales, and the impact of a $150,000 license fee earned as part of a settlement in the 2015 period.

Costs and expenses

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% change	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$2,330,000	$2,663,000	-13%	$4,941,000	$4,650,000	6%
Sales, general and administrative compensation	917,000	1,007,000	-9%	1,769,000	2,013,000	-12%
Depreciation and amortization	340,000	391,000	-13%	700,000	770,000	-9%
Professional fees	116,000	307,000	-62%	542,000	1,026,000	-47%
Stock based compensation	12,000	318,000	-96%	86,000	643,000	-87%
Sales and marketing	90,000	90,000	0%	166,000	193,000	-14%
Rent and utilities	147,000	165,000	-11%	285,000	324,000	-12%
Other operating expenses	241,000	233,000	3%	473,000	413,000	15%
Research and development	120,000	117,000	3%	232,000	233,000	0%
Total costs and expenses	$4,313,000	$5,291,000	-18%	$9,194,000	$10,265,000	-10%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased 13% during the three months ended June 30, 2016 as compared to the same period in 2015. The decrease on a percentage basis exceeded the decrease in revenue over the same period which reflected an increase in sales of higher margin products during the quarter which offset declines in sales in lower margin products. For the six months ended June 30, 2016, costs of goods sold increased 6%, which was less than the 10% increase in revenue over the same period, which also reflected a general increase in the Company’s sales mix to higher margin products.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 9% and 12% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to a reduction of employee headcount, a reduction in bonus compensation and a reduction in executive management compensation.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization expense decreased 13% and 9% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to the elimination of amortization expense associated with a group of patent assets that became fully-amortized in the first quarter of 2016.

Professional fees decreased 62% and 47% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, The decreases are primarily due to a significant decrease in legal and consulting fees incurred by the Company related to the intellectual property infringement suits the Company is currently involved in, and the elimination of legal fees associated with a derivative suit that was filed against the Company and its officers and directors in April 2015 and which was dismissed in January 2016.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation decreased 96% and 87% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, which reflects a significant decrease in the number and value of equity compensation granted by the Company since 2014.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, was consistent to the three months ended June 30, 2015. During the six months ended June 30, 2016, sales and marketing costs decreased 14% compared to the six months ended June 30, 2015, which was primarily due to a decrease in travel costs.

Rent and utilities decreased 11% and 12% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to a decrease in rent costs as the result of the move of the Company’s corporate and digital group to a new location in Rochester, New York which occurred in December 2015.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses increased 3% and 15% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increases are primarily due to an increase in corporate insurance expense in the 2016 periods.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs increased 3% during the three months ended June 30, 2016 and were virtually flat for the six months ended June 30, 2016 as compared to same periods in 2015 as the Company has made no changes to the number or compensation of research personnel involved in the research and development of the Company’s AuthentiGuard product line.

Other Income and Expense

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% change	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% change

Other expenses
Interest expense	$(73,000)	$(90,000)	-19%	$(150,000)	$(169,000)	-11%
Gain on sales of investment and equipment	-	146,000	-100%	-	146,000	-100%
Net loss on debt modification and extinguishment	-	-	0%	-	(19,000)	-100%

Other expense	$(73,000)	$56,000	-230%	$(150,000)	$(42,000)	257%

Interest expense decreased 19% and 11% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to a decrease in the total debt carried by the Company in 2016 compared to 2015.

During the three months ended June 30, 2015, the Company recognized gains on sales of investments and equipment which consisted of approximately $46,000 received by the Company’s subsidiary Premier Packaging for the sale of a printing press and $100,000 received by the Company’s subsidiary DSS Technology Management as a distribution from its investment in Virtual Agility Technology Investment LLC that the Company had previously written down to zero.

Net Loss

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% change	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% change

Net loss	(318,000)	(1,043,000)	-70%	(942,000)	(2,690,000)	-65%

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	-50%	$(0.02)	$(0.06)	-67%

Shares used in computing loss per common share:
Basic and diluted	51,906,948	46,302,404	12%	51,894,448	46,271,078	12%

For the three months ended June 30, 2016, net loss was approximately $318,000, a 70% decrease from a net loss of $1.0 million in the three months ended June 30, 2015. The decrease is primarily due to the combined impact of significant reductions in professional fees and stock based compensation costs and an increase in margins from sales of the Company’s packaging and plastic products.

For the six months ended June 30, 2016, net loss was $942,000, a 65% decrease from a net loss of $2.7 million in the six months ended June 30, 2015. The decrease is primarily due to the combined impact of significant reductions in professional fees and stock based compensation costs and an increase in margins from sales of the Company’s packaging and plastic products.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had cash of approximately $771,000 and restricted cash of approximately $218,000. In addition, the Company had $800,000 available to its packaging division under a revolving credit line.

Operating Cash Flow – During the first six months of 2016, the Company used approximately $67,000 of cash for operations, which represented a 93% reduction in cash used for operations during the same period in 2015. The significant reduction in operating cash used thus far in 2016 generally reflects the significant reduction in the Company’s net loss during the first six months of 2016 over the same period in 2015, and the impact of substantial reductions in non-cash expenses including depreciation, amortization and stock based compensation on the Company’s net loss thus far in 2016.

Investing Cash Flow – During the first six months of 2016, the Company expended approximately $129,000 on equipment for its packaging plant and approximately $68,000 for the prosecution of several patent applications. The Company also received $495,000 for the sale of certain of its patent assets in conjunction with a settlement with a former litigant in one of the Company’s patent infringement suits.

Financing Cash Flows - During the first six months of 2016, the Company made aggregate principal payments for long-term debt of approximately $901,000, which included a one-time payment of $495,000 to one of its third-party funding providers.

Future Capital Needs -As of June 30, 2016, the Company had cash of approximately $771,000 and restricted cash of approximately $218,000. In addition, the Company had $800,000 available to its packaging division under a revolving credit line, which may not be sufficient to cover the Company’s future cash requirements. The Company believes that its current cash resources and credit line resources provide it with sufficient resources to fund its operations and meet its obligations for at least the next twelve months, provided that the Company achieves or substantially achieves the key factors of its business plan over the next twelve months, including but not limited to (i) increasing sales of the Company’s digital products, especially of its AuthentiGuard products; (ii) continuing to decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continuing to generate operating profits from the Company’s packaging and plastic printing operations. In the absence of any of these, we will likely need to raise capital of approximately $500,000 to $1,000,000 to fund our operations through June 30, 2017. The Company believes that it will be able to raise additional equity and/or debt funding if necessary to fund working capital requirements not met by its current cash and credit resources. The Company has been able to obtain equity and/or debt based financing in the past, including most recently when the Company raised gross proceeds of $950,000 in September 2015 and an additional $250,000 in October 2015 from the sale of its equity. However, there is no assurance the Company will be able to raise sufficient funds in the future if necessary to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2016, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2016, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act“). Based on this evaluation and on the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 which remained as of June 30, 2016, our principal executive officer and principal financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses identified above, management, with oversight from the Company’s audit committee, plans to continue to monitor and review our control environment and to evaluate whether cost effective solutions are available to remedy the identified material weaknesses by expanding the resources available to the financial reporting process.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting,

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

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

DOCUMENT SECURITY SYSTEMS, INC.

August 15, 2016	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

August 15, 2016	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

