Form 10-K
period 2016-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2017-03-28
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer (Do not check if a smaller reporting company) [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE MKT LLC exchange on June 30, 2016, was $9,693,036.

The number of shares of the registrant’s common stock outstanding as of March 24, 2017, was 13,652,653.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Prior to 2006, our primary revenue source in our document security division was derived from the licensing of our technology. In 2006, we began a series of acquisitions designed to expand our ability to produce products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the “DSS Plastics Group”. In 2008, we acquired DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as “Secuprint” or “DSS Printing Group”. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in Victor, New York. Premier Packaging Corporation is also referred to herein as “Premier Packaging” or the “DSS Packaging Group.” In May 2011, we acquired ExtraDev, Inc. a privately held information technology and cloud computing company located in Rochester, New York. In 2016, ExtraDev, Inc. changed its name to DSS Digital Inc. DSS Digital Inc. is also referred to herein as the “DSS Digital Group”.

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

Our Technology Management Business

Since its acquisition in 2013, DSS Technology Management’s primary mission has been the attempted monetization of its various patent portfolios through commercial litigation. The status of pending patent infringement lawsuits which have been filed by DSS Technology Management are more particularly described in Part 1, Item 3 of this Report.

DSS Technology Management has partnered with various third party funding groups in connection with its patent monetization programs and may continue to do so in the future.

In February 2014, DSS Technology Management entered into an agreement with certain investors to receive a series of advances up to $4,500,000 in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of DSS Technology Management’s intellectual property. On February 13, 2014, we received $2,000,000 under the agreement and on March 27, 2014, we received an additional $1,000,000 under the agreement. On September 5, 2014, we received the remaining $1,500,000 under the agreement. As of February 13, 2016, DSS Technology Management had failed to repay a portion of the $4,500,000 of advances as called for in the agreement, and therefore was in default for non-payment under the agreement. On December 2, 2016, the parties amended the February 2014 agreement for the purposes of vacating DSS Technology Management’s ongoing default and amending certain provisions of the original agreement (the “Amendment”). Under the Amendment, DSS Technology Management has until February 13, 2018 to satisfy the required payment terms under the February 2014 agreement. As additional consideration for this extension, DSS Technology Management agreed to (i) pay the investors an amount equal to 25% of any amounts it receives for monetization activities related to certain patents covering systems and methods of using low power peripheral devices (collectively, the “BlueTooth Patents”) until the investors have received payments totaling $4,500,000 plus additional capitalized expenses of $150,000, (ii) provide the investors with additional security interests in certain of its semiconductor patents, and (iii) deposit the sum of $600,000 over a two-year period into a separate cash collateral account to be utilized for pursuing related patent monetization activities and for payment of certain qualifying business expenses of DSS Technology Management.

On November 14, 2016, the Company entered into a Proceeds Investment Agreement (the “Agreement”) with Brickell Key Investments LP (“BKI”). Pursuant to the Agreement, BKI financed an aggregate of $13,500,000 in a patent purchase and monetization program to be implemented and managed by the Company (the “Financing”). Pursuant to the Agreement, $3,000,000 of the Financing was used to cover the Company’s purchase of a portfolio of U.S. and foreign LED patents and a license from Intellectual Discovery Co., Ltd., a Korean company (collectively, the “LED Patent Portfolio”), and $6,000,000 of the Financing was directed by BKI to attorneys to cover those attorneys’ fees and out-of-pocket expenses for legal proceedings that may transpire relating to enforcement of the LED Patent Portfolio. In addition, the Company received $4,500,000 of the Financing which are required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs.

In consideration of the its portion of the Financing, the Company assigned to BKI its rights to the Patent Asset Proceeds, defined as any and all monetary recoveries (whether through damages, recoveries, royalties, monies, lump-sum payments, up-front payments, settlement amounts, distribution of property, cash value of equities, license fees or other revenues or other assets or amounts) paid by a defendant or defendants or a third-party to the Company as a result of or in connection with the LED Patent Portfolio, in an amount equal to the Minimum Return and the Additional Return as hereinafter defined (the “Assigned Rights”). Under the Assigned Rights, in addition to repayment in full of the Financing, the Company will pay BKI, solely from realized Patent Asset Proceeds, a return equal to the sum of (A) a certain multiple of the Financing or a designated annualized IRR Return on the Financing, whichever is greater (the “Minimum Return”), plus (B) and additional designated percentage of the Patent Asset Proceeds net of the Minimum Return (the “Additional Return”). Once the Minimum Return and Additional return to BKI are satisfied, Intellectual Discovery Co., Ltd. will be entitled to a payment of a certain percentage of the Patent Asset Proceeds with the remaining balance of Patent Asset Proceeds to be retained by the Company. In addition to the above consideration, the Company also issued to BKI a five-year warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

In October 2012, the Company introduced AuthentiGuard®, an iPhone application for authentication, targeted to major Fortune 500 companies worldwide. The application is a cloud-enabled solution that permits efficient and cost effective authentication for packaging, documents and credentials. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists duplication on copiers and scanners in a product’s packaging. Product verification using a smartphone application creates real-time, accurate authentication results for brand owners that can be integrated into existing information systems.

Intellectual Property

Patents

Our ability to compete effectively depends largely upon our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended a significant percentage of our resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques to allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. In 2016 and 2015, we spent approximately $435,000 and $470,000 respectively, on research and development which is comprised mainly of compensation costs, materials and consultants, including stock-based payments to consultants.

We own patents covering semiconductor, light emitting diode, anti-counterfeiting and document authentication, and wireless peripheral technologies, respectively. We also have several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various jurisdictions including the United States, Canada, and Europe. These applications cover our anti-counterfeiting technologies, including our AuthentiGuard® On-Demand and ADX, AuthentiGuard® Prism™, AuthentiGuard® Phantom™, AuthentiGuard® Survivor 21™, AuthentiGuard® VeriGlow™ products, and several other anti-counterfeiting and authentication technologies in development. Our issued patents have remaining durations ranging from 1 to 17 years.

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

Websites

The primary website we maintain is www.dsssecure.com, which describes our company, our company history, our patented document security solutions, our major product offerings, and our targeted vertical markets. The website provides detailed product offerings of each of our divisions – Printing/ Packaging, Plastics and Digital. In addition, we maintain the website www.protectedpaper.com, an e-commerce site that markets and sells our patented security paper, hand-held security verifiers and custom security documents to end users worldwide. In addition to the active websites, the Company owns several other domain names reserved for future use or for strategic competitive reasons.

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

Customers

During 2016, two customers accounted for 38% of the Company’s consolidated revenue. As of December 31, 2016, these two customers accounted for 31% of the Company’s trade accounts receivable balance. During 2015, these same two customers accounted for 35% of the Company’s consolidated revenue. As of December 31, 2015, these two customers accounted for 27% of the Company’s trade accounts receivable balance.

Raw Materials

The primary raw materials the Company uses in its businesses are paper, corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Paper and paperboard prices continued to increase in 2016, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

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

Employees

As of March 25, 2017, we had a total of 104 full-time employees. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

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

Our ability to fund our capital requirements out of our available cash and cash generated from our operations in the future will depend on many factors, but largely on our ability to (i) increase sales of the Company’s digital products and technologies; (ii) raise capital on favorable terms; and (iii) continue to generate operating profits from the Company’s packaging and plastic printing operations. It is possible that we may not be able to find financing in the capital markets or from lenders on acceptable terms or at all in the future. If we are not successful in generating needed funds from operations or in equity or debt capital raising transactions, we may need to reduce our costs which measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to operate profitably. In addition, if we are not successful in generating needed funds from operations or from capital raising transactions, substantial doubt may be raised about our status as a going concern.

We have a history of losses.

We have a history of losses, including net losses for the fiscal years 2016, 2015 and 2014 of approximately $1.0 million, $14.3 million and $41.2 million, respectively. Our results of operations in the future will depend on many factors, but largely on our ability to successfully market our anti-counterfeiting products, technologies and services and successfully monetize our IP assets. Failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to continue to grow our business. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

As of December 31, 2016, we had the following significant amounts of outstanding indebtedness:

(i)	$230,000 promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on April 12, 2016, requires monthly principal payments of $15,000, plus interest at 10% per annum, with a balloon payment of $155,000 due on May 31, 2017.

(ii)	Up to $800,000 in a revolving line of credit with Citizens Bank available for use by Premier Packaging, subject to certain limitations, payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 3.75%. As of December 31, 2016, there was no indebtedness outstanding on the line.

(iii)	$967,000 due under a promissory note with Citizens Bank used to purchase our packaging division facility. We are required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance will be due. We entered into an interest rate swap agreement to lock into a 5.87% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage on our packaging division facility.

(iv)	$505,000 due under a promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on April 12, 2016, requires monthly principal payments of $15,000, plus interest at 9% per annum, with a balloon payment of $430,000 due on May 31, 2017.

(v)	$560,000 under an equipment note entered into by our subsidiary, Premier Packaging, with Peoples Capital. The note is secured by the equipment, bears interest at 4.84%, and is repayable over a 60-month period in monthly payments of interest and principal of $24,511 which commenced in January 2014.

(vi)	$375,000 under a promissory note entered into by our subsidiary, Premier Packaging, with Citizens’ pursuant to which Premier Packaging made improvements and additions to its production facility. The promissory note is payable in monthly installments over a five-year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.39% at December 31, 2016), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. The promissory note is secured by the assets of our packaging facility.

(vii)	$361,000, under a promissory note entered into by our subsidiary, Premier Packaging, with Citizens’ pursuant to which Premier Packaging purchased a HP Indigo 7800 Digital press. The term note bears interest at 3.61% and is payable in 60 equal monthly installments of principal and interest of $9,591 until April 28, 2020.

(viii)	An aggregate of $3,630,000 which includes accrued interest, outstanding under promissory notes and $459,000 outstanding under fixed return equity interests and contingent equity interests pursuant to an agreement with Fortress Credit Corp collateralized by certain of our semi-conductor patents, bearing interest at 1.95% payable in cash or in kind in our discretion. The notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the loan agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. The notes mature on February 13, 2018.

The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by us and our other wholly-owned subsidiaries, P3 and Secuprint. Under the Citizens Bank credit facilities, our subsidiary, Premier Packaging Corporation is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, Premier Packaging was in compliance with the covenants.

The Fortress agreement defines certain events of default, one of which is the failure by DSS Technology Management, on or before the second anniversary of the effective date, to make payments to the investors equal to the outstanding advances. On February 13, 2016, the Company had failed to make these payments. Under the Agreement, upon an event of default, the collateral agent and the investors have a number of remedies, including rights related to foreclosure or direct monetization of the patents that secure the loan. On December 2, 2016, the Company, the Collateral Agent and the Investors entered into a First Amendment to Investment Agreement which, among other amendments, vacated the Company’s ongoing non-payment default under that agreement.

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

As of December 31, 2016, we had approximately $4.3 million of net intangible assets, including goodwill. Approximately $1.6 million of this amount are intangible assets which derive their value from patents or patent rights, many of which are involved in litigation in order to derive licensing revenues, damages awards or settlements from infringers of the patents. If licensing efforts and litigation are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period. In 2015 we recorded goodwill impairments of approximately $9,600,000, and there can be no guarantee that we will not have to record impairments in the future.

We have pending legal proceedings against numerous companies, including Intel Corporation, Qualcomm Incorporated, Apple, Inc., and Samsung, and we expect such litigation to continue to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To monetize and protect our patent assets, we have commenced legal proceedings against numerous companies, including Intel Corporation, Qualcomm Incorporated, Apple, Inc., and Samsung, among others, alleging infringement of our patents. Our viability as an operating company is partially dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure could significantly harm our business. In addition, the defendants in this litigation are much larger than us and have substantially more resources than us, which could make our litigation efforts more difficult.

These legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may have a great impact on the value of the patents and preclude our ability to derive licensing revenue from the patents. Therefore, a negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. The defendants may also seek reimbursement of court costs, legal fees and other expenses, which, if awarded, could be substantial and materially and adversely impact our cash positions. As an example, in our litigation against Facebook, Inc. alleging patent infringement the court granted summary judgment for the defendants, resulting in our recording an impairment charge for the underlying patent assets of the net book value of the patents as of December 31, 2014 of approximately $22,285,000. Similarly, in our litigation against Salesforce.Com, Inc., the PTAB held that claims 1-21 are unpatentable. As a result, we recorded a net impairment charge during the third quarter of 2014 of approximately $7,050,000. In addition, during our annual assessment of goodwill for the years ended December 31, 2015 and 2014, we assessed that negative trends in patent litigation that have recently reduced the success of patent owners in protecting their patents in the federal court system impaired the goodwill assigned to our DSS Technology Management division, and accordingly, for the years ended December 31, 2015 and 2014, we recorded goodwill impairment charges of approximately $9,600,000 and $3,000,000, respectively, to the goodwill assigned to our DSS Technology Management division.

In addition, certain of our patents are subject to security agreements with third parties that could cause the ownership of the patents to be transferred to such third-party in the event of default, which could result in the loss of value to the Company. As an example, our loan agreement with Fortress and our proceeds investment agreement with BKI are secured by certain of our patents.

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

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact any revenue we might derive from such enforcement actions.

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

Although we have received patents with respect to certain of our core business technologies, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we have developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using the same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on our operations and our financial condition. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on our operations and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search may not disclose all related applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

Furthermore, third parties may assert that our intellectual property rights are invalid, which could result in significant expenditures by us to refute such assertions. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If we are unsuccessful in defending claims that our intellectual property rights are invalid, we may not be able to enter into royalty or license agreements on acceptable terms, if at all. Moreover, if we are unsuccessful in our pending patent infringement litigation, we could lose certain patents that have been collateralized by third party funding partners. This could prohibit us from providing our products and services to customers, which could have a material adverse effect on our operations and our financial condition.

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

The market for document security products, applications, and services is fast moving and evolving. Identification and authentication technology is constantly changing as we and our competitors introduce new products, applications, and services, and retire old ones as customer requirements quickly develop and change. In addition, the standards for document security are continuing to evolve. If any segments of our market adopt technologies or standards that are inconsistent with our applications and technology, sales to that market segments could decline, which could have a material adverse effect on our operations and our financial condition.

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

The success of our pending legal proceedings and future legal proceedings depends in part upon our ability to retain experts and legal counsel on a favorable basis to represent us in such litigation. The retention of such experts and legal counsel is expensive and we may not be able to retain such experts and legal counsel on favorable economic terms. Therefore, an inability to retain experts and legal counsel to represent us in our litigation could have a material adverse effect on our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. We have and had previously identified weaknesses in our internal control over financial reporting following management’s annual assessment of internal controls over financial reporting and, as a result of that assessment, management has concluded our controls associated with identifying and accounting for complex and non-routine transactions in accordance with GAAP were ineffective and that we did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties, and that the foregoing represented material weakness in our internal control over financial reporting. If our internal control over financial reporting or disclosure controls and procedures are not effective in the future, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of December 31, 2016, we had approximately 187 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE MKT, state and federal law, or other applicable laws. If our board of directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future with or without obtaining stockholder approval, your ownership position would be diluted without your ability to vote on such transaction.

The exercise of our outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress our stock price.

As of December 31, 2016, there were 3,672,878 of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. The prospect of the issuance of shares of common stock upon the conversion, exercise or vesting of these securities in the public market, or the perception that future sales of the common stock underlying these securities could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future. Sales or the availability for sale of shares of common stock by stockholders, including upon conversion, exercise or vesting of any outstanding derivative or restricted securities, could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

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

Demand for printing services is typically correlated with general economic conditions. The prolonged decline in United States economic conditions associated with the great recession adversely impacted our business and results of operations, and may do so again. The overall business climate of our industry may also be impacted by domestic and foreign wars or acts of terrorism, which events may have sudden and unpredictable adverse impacts on demand for our products and services.

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

Our business plan may be affected by worldwide economic conditions, and the United States and world economies have recently experienced and in some areas continue to experience prolonged weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and failure to do so could cause material harm to our business.

We rely on two significant customers, the loss of which could materially and adversely affect our results of operations.

During 2016, two customers accounted for 38% of our consolidated revenue. As of December 31, 2016, these two customers accounted for 31% of our trade accounts receivable balance. During 2015, these same two customers accounted for 35% of our consolidated revenue. As of December 31, 2015, these two customers accounted for 27% of our trade accounts receivable balance. The loss of either of these customers could have a material adverse effect on our results of operations.

If we fail to comply with the continued listing standards of the NYSE MKT, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE MKT, and the continued listing of our common stock on the NYSE MKT is subject to our compliance with a number of listing standards. On March 15, 2016, we were notified by the NYSE MKT that we are not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), which addresses Low Selling Price Issues. The NYSE MKT stated in its notice that the most recent 30-day average selling price per share of $0.16 fell below the acceptable minimum required average share price for continued listing under Section 1003(f)(v) of the Company Guide, and that our stock had been closing at or below $0.20 per share since December 11, 2015. The NYSE MKT does not provide a specific minimum average price per share in its rules for purposes of compliance with Section 1003(f)(v) of the Company Guide, but instead makes those determinations in its discretion, on a case by case basis. Under NYSE MKT rules, we had six months following receipt of notification to regain compliance with the minimum share price requirement. At the suggestion of NYSE Regulation, we affected a 1-for-4 reverse stock split on August 26, 2016. Thereafter, on September 15, 2016, we received a letter from NYSE Regulation notifying us that we were back in compliance with respect to Section 1003(f)(v) of the Company Guide. On April 1, 2016, we were notified by the NYSE MKT that we were not in compliance with the stockholders’ equity continued listing standards set forth in Section 1003(a)(ii) of the Company Guide. In order to maintain our NYSE MKT listing, we were required to submit a plan of compliance by May 2, 2016 addressing how we intend to regain compliance with Section 1003(a)(ii) of the Company Guide by October 2, 2017. We complied with this request, and on May 19, 2016, we received notification from the NYSE MKT that NYSE Regulation had accepted our plan to regain compliance with the exchange’s continued listing standards set forth in Section 1003(a)(ii) of the Company Guide by October 2, 2017, subject to periodic review by NYSE MKT for compliance with the initiatives set forth in the plan. However, there can be no assurance that we will successfully carry out our plan or, if we do, that we will continue to meet the continued listing standards of the NYSE MKT. If we are not in compliance with the continued listing standards by October 2, 2017, or if we do not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings. The listing of our common stock on the NYSE MKT is currently being continued pursuant to an extension during the plan period.

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

Because our common stock is listed on the NYSE MKT, we are not required to register or qualify in any state the offer, transfer or sale of the common stock. If our common stock is delisted from the NYSE MKT and is not eligible to be listed on another national securities exchange, sales of stock pursuant to the exercise of warrants and transfers of the shares of our common stock sold by us in private placements to U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of us in the case of warrant exercises or the holder of privately placed shares to register or qualify the shares for any offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

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

ITEM 2 - PROPERTIES

Our corporate group and digital division together occupy approximately 5,700 square feet of commercial office space located at 200 Canal View Boulevard, Rochester, New York under a lease that expires in December 2020, at a rental rate of approximately $6,100 per month. Our Plastics division leases approximately 15,000 square feet under a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia under a 12 month lease that expires in December 2017 for approximately $600 per month, and also leases a sales and research and development facility in Plano, Texas under a 12 month lease that expires in December 2017 for approximately $1,200 per month. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire. We believe that our facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management has filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. The appeal is still pending as of the date of this Report. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as “TSMC”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as “Samsung”), and NEC Corporation of America (referred to as “NEC”), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal, effectively ending the litigation with TSMC and Samsung. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. The Intel litigation has been stayed by the District Court pending final determination of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition. On September 23, 2016, Samsung’s IPR was instituted by PTAB. Qualcomm then filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. As of the date of this Report, PTAB has not yet issued a decision on any of the pending IPR proceedings.

In addition to the foregoing, we may become subject to other legal proceedings that arise in the ordinary course of business and have not been finally adjudicated. Adverse decisions in any of the foregoing may have a material adverse effect on our results of operations, cash flows or our financial condition. The Company accrues for potential litigation losses when a loss is probable and estimable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 26, 2016, the Company affected a one-for-four reverse stock split of the Company’s common stock. No fractional shares of the Company’s common stock were issued as a result of the reverse stock split. Instead, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to a rounding up of their fractional share to the nearest whole share, except in the case of any stockholder that owned less than four shares of the Company’s common stock immediately preceding the reverse stock split. In such case, such stockholder received cash for such fractional share in an amount equal to the product obtained by multiplying: (x) the closing sale price of the common stock on August 25, 2016 as reported on the NYSE MKT, by (y) the amount of the fractional share. As a result, the Company issued 1,166 common shares for shares due as a result of the rounding up feature and paid an aggregate of $92 to buy-out the fractional shares of holders with less than four shares immediately preceding the reverse stock split. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Our common stock is listed on the NYSE MKT, where it trades under the symbol “DSS.”

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDED	HIGH	LOW
March 31, 2016	$1.00	$0.68
June 30, 2016	$0.96	$0.65
September 30, 2016	$0.78	$0.43
December 31, 2016	$0.90	$0.43

QUARTER ENDED	HIGH	LOW
March 31, 2015	$1.84	$1.28
June 30, 2015	$1.68	$0.88
September 30, 2015	$1.16	$0.64
December 31, 2015	$1.04	$0.68

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the NYSE MKT on March 27, 2017 was $1.12.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 24, 2017, we had 13,652,653 shares of common stock issued and outstanding.

As of December 31, 2016, securities issued and securities available for future issuance under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
Plan Category	(a)	(b)	(c)	(d)

Equity compensation plans approved by security holders 2013 Employee, Director and Consultant Equity Incentive Plan	224,750	635,611	$10.47	559,805

Equity compensation plans not approved by security holders
Contractual warrant grants for services	-	839,517	2.79	-

Total	224,750	1,475,128	$6.10	559,805

The warrants listed in the table above were issued to third party service providers in partial or full payment for services rendered and in conjunction with third party funding agreements.

Recent Issuances of Unregistered Securities

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of March 21, 2017, we had 201 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2016 or 2015. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2016, including the fourth quarter.

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

Prior to 2006, our primary revenue source in our document security division was derived from the licensing of our technology. In 2006, we began a series of acquisitions designed to expand our ability to produce products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc. (“P3”), a privately held plastic cards manufacturer located in the San Francisco, California area. P3 is also referred to herein as the “DSS Plastics Group”. In 2008, we acquired DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York, referred to herein as “Secuprint” or “DSS Printing Group”. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in Victor, New York. Premier Packaging Corporation is also referred to herein as “Premier Packaging” or the “DSS Packaging Group.” In May 2011, we acquired ExtraDev, Inc., a privately held information technology and cloud computing company located in Rochester, New York. In 2016, ExtraDev, Inc. changed its name to DSS Digital Inc., and is also referred to herein as the “DSS Digital Group”.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenue

	Year Ended December 31, 2016	Year Ended December 31, 2015	% change
Revenue
Printed products	$17,277,000	$15,701,000	10%
Technology sales, services and licensing	1,900,000	1,804,000	5%
Total revenue	$19,177,000	$17,505,000	10%

Revenue - For the year ended December 31, 2016, revenue was approximately $19.2 million, an increase of 10% from the year ended December 31, 2015. Printed products sales, which include sales of packaging, printing and plastic products, increased 10% in 2016 as compared to 2015, driven by an increase in sales of printing and packaging products of 10% and an increase in sales of plastic card products of 11%. The Company’s technology sales, services and licensing revenues increased 5% in 2016, as compared to 2015, as a result of a strengthening in sales of the Company’s digital authentication solution, partially offset by a decrease in the Company’s IT hardware reselling business that resulted from the Company’s decreased focus on this component of its digital business.

Costs and Expenses

	Year Ended December 31, 2016	Year Ended December 31, 2015	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$11,120,000	$10,665,000	4%
Sales, general and administrative compensation	3,764,000	3,983,000	-5%
Depreciation and amortization	1,392,000	1,559,000	-11%
Professional fees	813,000	1,918,000	-58%
Stock based compensation	329,000	974,000	-66%
Sales and marketing	420,000	329,000	28%
Rent and utilities	602,000	675,000	-11%
Other operating expenses	963,000	922,000	4%
Research and development	435,000	470,000	-7%
Impairment of goodwill	-	9,593,000	0%
Impairment of investments	-	500,000	0%
Total costs and expenses	$19,838,000	$31,588,000	-37%

Costs of revenue sold, exclusive of depreciation and amortization includes all direct cost of the Company’s printed products, including its packaging, printing and plastic ID card sales, materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue increased 4% in 2016 as compared to 2015 which was less than the 10% increase in the Company’s revenue over the same period, which generally reflected the increase in sales of products that have a higher margin, such as security sales and technology card sales such that material costs, outside service costs and delivery costs decreased as a percentage of revenue during the 2016 period.

Sales, general and administrative compensation costs, excluding stock based compensation, decreased 5% in 2016 as compared to 2015, primarily due to a reduction of employee headcount.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-competition agreements and patents, and internally developed patent assets. Depreciation and amortization expense decreases during 2016, as compared to 2015, were due to a decrease in the carrying value of the Company’s patent assets as certain patents became fully amortized during the first quarter of 2016.

Professional fees decreased 58% in 2016 as compared to 2015, primarily due to a decrease in legal and professional fees associated with the Company’s intellectual property litigation matters, and a decrease in consulting costs in 2016.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs decreased 66% in 2016 as compared to 2015 due to a general decrease in the number and value of equity compensation awards granted by the Company since 2014.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 28% during 2016 as compared to 2015, primarily due to an increase in marketing costs and travel costs.

Rent and utilities decreased 11% during 2016 as compared to 2015 due to decreases in rental costs as a result of the Company’s move to new location for its corporate and digital operations.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses increased 4% in 2016 compared to 2015 which primarily reflected an increase in insurance costs in 2016.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs decreased during 2016 as compared to 2015 as the Company moved some personnel from research and development to program support to meet the requirements of current and prospective customers of the Company’s AuthentiGuard product line.

Impairment of goodwill During the Company’s annual assessment of goodwill in 2015, the Company assessed that, based on the negative trends in patent litigation that have reduced the success of patent owners in protecting their patents in the federal court system, the Company’s goodwill assigned to its DSS Technology Management division had been impaired and accordingly, the Company recorded an impairment loss of approximately $9,600,000 to the goodwill assigned to its DSS Technology Management division. There was no goodwill impairment in 2016.

Impairment of investments In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method. In accordance with paragraphs 16 through 19 of FASB ASC 825-10-50 the Company determined that it was not practicable to estimate the fair value of these investments since Express Mobile is a privately-held company that is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from Express Mobile. In December 2015, the Company determined that the investment had been impaired and recognized an impairment loss of $500,000.

Other Income and Expenses

	Year Ended December 31, 2016	Year Ended December 31, 2015	% change

Other expenses
Interest expense	$(279,000)	$(335,000)	-17%
Gain on sales of investment and equipment	-	120,000	-100%
Net loss on debt modification and extinguishment	-	(19,000)	-100%
Foreign currency transaction gain	-	29,000	-100%
Other expense	$(279,000)	$(205,000)	36%

Interest expense decreased 17% in 2016 compared to 2015 reflecting the reduction in debt due to approximately $1.4 million in debt principal payments made by the Company during 2016. During 2015, approximately $46,000 was received by the Company’s subsidiary Premier Packaging for the sale of a printing press that had a zero book value, and $100,000 was received by the Company’s subsidiary DSS Technology Management as a distribution from its investment in VirtualAgility Technology Investment LLC that the Company had previously written down to zero.

Net Loss and Loss Per Share

	Year Ended December 31, 2016	Year Ended December 31, 2015	% change
Net income (loss)	$(950,000)	$(14,309,000)	-93%

Loss per common share:
Basic and diluted	$(0.07)	$(1.20)	-94%
Shares used in computing loss per common share:
Basic and diluted	13,068,329	11,939,969	9%

During 2016, the Company had a net loss of $950,000 as compared to a net loss of $14.3 million in 2015, representing a 93% decrease. The primary decrease in net loss was the goodwill impairment recorded by the Company in 2015 that did not occur in 2016. The remaining decrease in net loss is primarily due to the combined impact of increases in sales of the Company’s packaging and plastic products and significant reductions in professional fees and stock based compensation costs incurred during 2016.

During 2015, the Company had a net loss of $14.3 million. The net loss in 2015 included a $9.6 million goodwill impairment charge as described above. The remaining $4.7 million loss primarily reflects the impact of significant professional fees, intangible asset amortization, and stock based compensation costs that are not offset by profits generated by the Company’s operating divisions. In particular, losses at the Company’s technology division are due to a lack of meaningful revenue from the Company’s IP monetization efforts, and the lack of significant sales of the Company’s AuthentiGuard product line. Losses in these areas, along with general corporate costs were greater than the profits generated by the Company’s printed products divisions.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2016, the Company had cash of approximately $5.9 million. In addition, the Company had $800,000 available to its packaging division under a revolving credit line. As of December 31, 2016, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow - During 2016, the Company generated cash of approximately $5.5 million from operations $4.5 million of which consisted of funds received from a third party funder during the fourth quarter of 2016 for a patent acquisition and monetization program. Absent these funds, the Company would have generated approximately $1.0 million from its operating activities in 2016.

Investing Cash Flow - During 2016, the Company expended approximately $270,000 on equipment for its packaging and plastic card operations and approximately $74,000 on patent prosecution costs. The Company also received $495,000 for the sale of certain of its patent assets. In addition, on November 14, 2016, the Company entered into a Proceeds Investment Agreement with BKI in which BKI financed an aggregate of $13,500,000 in a patent purchase and monetization program to be implemented and managed by the Company. Pursuant to the agreement, $3,000,000 of the financing was used to cover the Company’s purchase of a portfolio of U.S. and foreign LED patents and a license from Intellectual Discovery Co., Ltd., a Korean company (collectively, the “LED Patent Portfolio”), resulting in a basis in these assets of $0.

Financing Cash Flows - During 2016, the Company made aggregate principal payments on long-term debt of approximately $1,386,000, which included a one-time payment of $495,000 to one of its third-party funding providers. In addition, the Company raised approximately $200,000 from the private placement of its common stock during the fourth quarter of 2016. During 2015, the Company paid an aggregate of approximately $939,000 in long-term and short-term debt payments. In addition, during 2015, the Company sold approximately 5.5 million shares of its common stock for net proceeds of approximately $1.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2016 or 2015 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2016 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows”, regarding the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted.

Newly Adopted Accounting Pronouncements – During 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern”. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued and to provide related footnote disclosures in certain circumstances.  Substantial doubt exists when conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date of financial statement issuance. The adoption of this ASU did not have a material impact on the Company’s financial statements as management concluded that these conditions do not exist as of December 31, 2016. In coming to this conclusion, management considered the fact that the Company has incurred recurring losses, as well as resources available and expected future results.

Also during 2016, the Company adopted FASB ASU 2015-03 – “Interest – Imputation of Interest”. The adoption of this ASU resulted in debt issuance costs being presented as a reduction to the related debt instrument, as opposed to being presented as a separate asset on the Company’s balance sheet. Management reclassified approximately $57,000 from “Other assets” as December 31, 2015, as a reduction to the carrying value of the respective debt instrument.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Document Security Systems, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK CPAs, P.C.

Rochester, New York
March 28, 2017

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2016	2015

ASSETS

Current assets:
Cash	$5,871,738	$1,440,256
Restricted cash	177,609	293,043
Accounts receivable, net	1,890,981	2,097,433
Inventory	1,206,377	937,830
Prepaid expenses and other current assets	350,289	313,528
Total current assets	9,496,994	5,082,090

Property, plant and equipment, net	4,573,841	5,003,818
Other assets	45,821	44,050
Goodwill	2,453,349	2,453,349
Other intangible assets, net	1,896,018	3,017,544

Total assets	$18,466,023	$15,600,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,212,653	$1,945,073
Accrued expenses and deferred revenue	1,290,593	955,066
Other current liabilities	2,996,310	1,009,660
Short-term debt	-	3,984,316
Current portion of long-term debt, net	1,202,335	1,553,061
Total current liabilities	7,701,891	9,447,176

Long-term debt, net	5,249,569	2,240,596
Other long-term liabilities	2,184,843	63,697
Deferred tax liability, net	45,619	162,107

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 13,502,653 shares issued and outstanding (12,970,487 on December 31, 2015)	270,053	259,410
Additional paid-in capital	104,338,002	103,820,170
Accumulated other comprehensive loss	(45,343)	(63,697)
Accumulated deficit	(101,278,611)	(100,328,608)
Total stockholders’ equity	3,284,101	3,687,275

Total liabilities and stockholders’ equity	$18,466,023	$15,600,851

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2016	2015

Revenue
Printed products	$17,277,172	$15,700,676
Technology sales, services and licensing	1,900,427	1,804,433
Total revenue	19,177,599	17,505,109

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	11,119,780	10,665,122
Selling, general and administrative (including stock based compensation)	7,326,063	9,271,533
Depreciation and amortization	1,391,815	1,558,899
Impairment of goodwill	-	9,592,848
Impairment of assets	-	500,000
Total costs and expenses	19,837,658	31,588,402

Operating loss	(660,059)	(14,083,293)

Other expense:
Interest expense	(279,214)	(334,738)
Gains on sales of investment and equipment	-	120,431
Net loss on debt modification and extinguishment	-	(19,096)
Foreign currency translation gain	-	29,400
Loss before income taxes	(939,273)	(14,287,296)

Income tax expense	10,730	22,184

Net loss	$(950,003)	$(14,309,480)

Other comprehensive loss:
Interest rate swap gain (loss)	18,354	(2,517)

Comprehensive loss:	$(931,649)	$(14,311,997)

Loss per common share:
Basic and diluted	$(0.07)	$(1.20)

Shares used in computing loss per common share:
Basic and diluted	13,068,329	11,939,969

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2016	2015

Cash flows from operating activities:
Net loss	$(950,003)	$(14,309,480)
Adjustments to reconcile net loss to net cash from (used by) operating activities:
Depreciation and amortization	1,391,815	1,558,899
Stock based compensation	328,567	974,137
Paid in-kind interest	39,000	84,379
Gain on disposals of equipment, net	-	(20,431)
Impairment of goodwill	-	9,592,848
Impairment of investment	-	500,000
Net loss on debt modification and extinguishment	-	19,096
Change in deferred tax provision	(116,488)	22,184
Foreign currency transaction gain	-	(29,400)
Amortization of deferred financing costs	21,351	-
Decrease (increase) in assets:
Accounts receivable	206,452	238
Inventory	(268,547)	(68,568)
Prepaid expenses and other current assets	(38,532)	198,423
Restricted cash	115,434	62,750
Increase (decrease) in liabilities:
Accounts payable	267,581	907,714
Accrued expenses and other liabilities	4,469,895	(469,419)
Net cash from (used by) operating activities	5,466,525	(976,630)

Cash flows from investing activities:
Purchase of property, plant and equipment	(269,870)	(157,098)
Third-party funding received for acquisition of patent assets	3,043,000	-
Acquisition of patent assets with third-party funding	(3,043,000)	-
Proceeds from sale of equipment	-	46,283
Proceeds from sale of intangible assets	495,000	-
Purchase of intangible assets	(73,661)	(5,159)
Net cash from (used by) investing activities	151,469	(115,974)

Cash flows from financing activities:
Payments of long-term debt	(1,386,420)	(939,151)
Issuances of common stock, net of issuance costs	199,908	1,128,336
Net cash from (used by) financing activities	(1,186,512)	189,185

Net increase (decrease) in cash	4,431,482	(903,419)
Cash at beginning of year	1,440,256	2,343,675
Cash at end of year	$5,871,738	$1,440,256

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2014	11,543,101	$230,862	$101,705,245	$(61,180)	$(86,019,128)	$15,855,799

Issuance of common stock, net	1,363,636	27,273	1,101,063	-	-	1,128,336
Stock based payments, net of tax effect	38,750	775	973,362	-	-	974,137
Shares issued in debt modification	25,000	500	40,500	-	-	41,000
Other comprehensive loss	-	-	-	(2,517)	-	(2,517)
Net Loss	-	-	-	-	(14,309,480)	(14,309,480)

Balance, December 31, 2015	12,970,487	$259,410	$103,820,170	$(63,697)	$(100,328,608)	$3,687,275

Issuance of common stock, net	300,000	6,000	193,908	-	-	199,908
Stock based payments, net of tax effect	231,000	4,620	323,947	-	-	328,567
Shares issued upon reverse stock split as a result of rounding up of fractional shares	1,166	23	(23)	-	-	-
Other comprehensive loss	-	-	-	18,354	-	18,354
Net Loss	-	-	-	-	(950,003)	(950,003)

Balance, December 31, 2016	13,502,653	$270,053	$104,338,002	$(45,343)	$(101,278,611)	$3,284,101

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc., which also operates under the name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

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

Restricted Cash - As of December 31, 2016, cash of $177,609 ($293,043– December 31, 2015) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At December 31, 2016, the Company established a reserve for doubtful accounts of approximately $50,000 ($59,000 – 2015). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2016 was approximately $635,000 ($663,000 - 2015).

Investments - In January and February 2014, DSS Technology Management made investments of $100,000 and $400,000, respectively, to purchase an aggregate of 594,530 shares of common stock of Express Mobile, Inc. (“Express Mobile”), which represented approximately 6% of the outstanding common stock of Express Mobile at the time of investment. Express Mobile is a developer of custom mobile applications and websites. The investments were recorded using the cost method. In December 2015, the Company determined that the investment had been impaired and recognized an impairment loss of $500,000.

Goodwill -Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.

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

Impairment of Long Lived Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value (See Note 5).

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of December 31, 2016 was approximately $45,000 ($64,000 - December 31, 2015).

The Company has an interest rate swap with Citizens that changes the variable rate on a term loan to a fixed rate as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$966,786	3.77%	5.87%	August 30, 2021

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

For other technology licenses, revenue arrangements generally provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional payment. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

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

Advertising Costs – Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were approximately $27,000 in 2016 ($25,000– 2015).

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. The Company spent approximately $435,000 and $470,000 on research and development during 2016 and 2015, respectively.

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

As of December 31, 2016 and 2015, there were 3,672,878 and 2,968,655, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. Common stock equivalents were excluded from the calculation of diluted earnings per share for 2016 and 2015 in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the years ended December 31, 2016 and 2015.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2016, two customers accounted for 38% of our consolidated revenue. As of December 31, 2016, these two customers accounted for 31% of our trade accounts receivable balance. During 2015, these two customers accounted for 35% of our consolidated revenue. As of December 31, 2015, these two customers accounted for 27% of our trade accounts receivable balance.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the revenue standards will have on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows”, regarding the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted.

Newly Adopted Accounting Pronouncements – During 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern”. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued and to provide related footnote disclosures in certain circumstances. Substantial doubt exists when conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date of financial statement issuance. The adoption of this ASU did not have a material impact on the Company’s financial statements as management concluded that these conditions do not exist as of December 31, 2016. In coming to this conclusion, management considered the fact that the Company has incurred recurring losses, as well as resources available and expected future results.

Also during 2016, the Company adopted FASB ASU 2015-03 – “Interest – Imputation of Interest”. The adoption of this ASU resulted in debt issuance costs being presented as a reduction to the related debt instrument, as opposed to being presented as a separate asset on the Company’s balance sheet. Management reclassified approximately $57,000 from “Other assets” as December 31, 2015, as a reduction to the carrying value of the respective debt instrument.

NOTE 3 – INVENTORY

Inventory consisted of the following at December 31:

	2016	2015

Finished Goods	$736,987	$718,601
Work in process	314,353	167,779
Raw Materials	155,037	51,450

	$1,206,377	$937,830

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Estimated Useful Life	2016	2015
Machinery and equipment	5-10 years	$5,879,958	$5,615,562
Building and improvements	39 years	1,923,027	1,923,027
Land		185,000	185,000
Leasehold improvements	See (1)	722,984	722,984
Furniture and fixtures	7 years	68,272	68,272
Software and websites	3 years	412,113	402,225

Total cost		9,191,354	8,917,070
Less accumulated depreciation		4,617,513	3,913,252

Property, plant, and equipment, net		$4,573,841	$5,003,818

(1) Expected lease term between 3 and 10 years.

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

During 2016 and 2015, the Company spent approximately $74,000 and $5,000, respectively, on patent prosecution costs.

On November 10, 2016, the Company purchased a portfolio of 122 LED patents and a corresponding license from Intellectual Discovery Co. Ltd. for $3,000,000 with funds it had received from a third party, resulting in a net book value of $0 when purchased.

In May, 2016, the Company received proceeds of $495,000 for the sale of certain patents that were included in a pool of acquired patents. The Company evaluates acquired patents as related pools of assets for purposes of amortization and impairment, as well as operational evaluation and use. Accordingly, the proceeds received from the sale of the patents will reduce the cost of the pool of assets until the carrying value of the pool is reduced to zero. Any excess proceeds from future sales will result in a gain. The Company also considers the impact that the sale of a portion of the pool has on expected future recoverability on the pool. No impairment was considered necessary as a result of this evaluation.

Intangible assets are comprised of the following:

			December 31, 2016			December 31, 2015
	Useful Life		Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years		1,997,300	1,721,357	275,943	1,997,300	1,635,257	362,043
Acquired intangibles-patents and patent rights	Varied	(1)	3,155,000	2,092,767	1,062,233	3,650,000	1,562,526	2,087,474
Patent application costs	Varied	(2)	1,136,465	578,623	557,842	1,062,958	494,931	568,027
			$6,288,765	$4,392,747	$1,896,018	$6,710,258	$3,692,714	$3,017,544

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2016, the weighted average remaining useful life of these assets in service was approximately 2.4 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2016, the weighted average remaining useful life of these assets in service was approximately 8.6 years.

Amortization expense for the year ended December 31, 2016 amounted to approximately $700,000 ($896,000 –2015).

Approximate expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount

2017	$681,000
2018	$537,000
2019	$272,000
2020	$182,000
2021	$77,000

Goodwill

The Company performed its annual goodwill impairment test as of December 31, 2016. The Company has goodwill attributed to two of its reporting units which are its Packaging and Plastics reporting units respectively. The Company performed the first step of the goodwill impairment test by comparing the fair value of each of its reporting units with their carrying amounts including goodwill. In performing this step, the Company determined estimates of fair value using a discounted cash flow model for each of these reporting units. The Company determined that its Packaging and Plastic reporting units each had to fair values in excess of their carrying value and therefore, did not have an indication of goodwill impairment. During the Company’s annual assessment of goodwill in 2015, the Company considered the negative trends in patent litigation which have reduced the success of patent owners in protecting their patents in the federal court system, among other factors. In performing Step 2, the Company determined the carrying amount of the goodwill exceeded the implied fair value of the goodwill by $9,600,000 and accordingly recorded approximately $9,600,000 of a goodwill impairment charge to the goodwill assigned to its DSS Technology Management division.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Packaging	Plastics	Technolgy Management	Total

Balance as of January 1, 2015
Goodwill	$1,768,400	$684,949	$12,831,774	$15,285,123
Accumulated impairment losses	-	-	(3,238,926)	(3,238,926)
	1,768,400	684,949	9,592,848	12,046,197

Goodwill acquired during the year	-	-	-	-
Impairment losses	-	-	(9,592,848)	(9,592,848)

Balance as of December 31, 2015
Goodwill	1,768,400	684,949	12,831,774	15,285,123
Accumulated impairment losses	-	-	(12,831,774)	(12,831,774)
	1,768,400	684,949	-	2,453,349

Goodwill acquired during the year	-	-	-	-
Impairment losses	-	-	-	-

Balance as of December 31, 2016
Goodwill	1,768,400	684,949	12,831,774	15,285,123
Accumulated impairment losses	-	-	(12,831,774)	(12,831,774)
	$1,768,400	$684,949	$-	$2,453,349

NOTE 6 – SHORT TERM AND LONG TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (4.37% as of December 31, 2016) and matures on May 31, 2017. As of December 31, 2016 and 2015, the revolving line had a balance of $0.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was initially due on December 29, 2013, and carries an interest rate of 10% per annum, The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments”. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value was amortized over the remaining life of the note. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. On April 12, 2016, the Company entered into Convertible Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $155,000 due on the extended maturity date. As of December 31, 2016, the balance of the term loan was $230,000 ($410,000 at December 31, 2015).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. As of December 31, 2016, the balance of the term loan was $505,000 ($685,000 at December 31, 2015).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of December 31, 2016, the loan had a balance of $559,609 ($819,681 at December 31, 2015).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of December 31, 2016, the loan had a balance of $360,611 ($460,448 at December 31, 2015).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.77% at December 31, 2016). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of December 31, 2016, the Promissory Note had a balance of $966,786 ($1,021,926 at December 31, 2015).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (3.77% at December 31, 2016), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of December 31, 2016, the note had a balance of $375,000 ($405,247 –December 31, 2015).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit and other debt which can be settled with non-monetary assets, subsequent to December 31, 2016 are as follows:

Year	Amount

2017	$1,202,335
2018	486,699
2019	206,200
2020	136,163
2021	740,610
Thereafter	225,000
Total	$2,997,007

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

On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. On May 23, 2016, DSSTM remitted $495,000 in proceeds received from the sale of patent assets (Note 5) to Fortress under the terms of the Agreement. On September 20, 2016, DSSTM remitted $125,250 in proceeds received from a settlement to Fortress as repayment of the note principal balance under the terms of the Agreement.

The Agreement defines certain events as Events of Default, one of which is the failure by DSSTM, on or before the second anniversary of the Effective Date, to make payments to the Investors equal to the outstanding Advances. On February 13, 2016, being the second anniversary date of the Effective Date, DSSTM had failed to make these payments and was therefore in default of the Agreement. On December 2, 2016, the parties entered into a First Amendment to Investment Agreement and Certain Other Documents (the “Amendment”). The purpose of the Amendment was to vacate DSSTM’s ongoing non-payment default under the Agreement, and to amend certain provisions of the Agreement.

The Agreement was amended to add expenses in the amount of $150,000 to DSSTM’s payment obligation, payable on the Maturity Date. This amount was recorded as debt issuance costs and is being amortized on a straight line basis through the amended maturity date of February 13, 2018. The Amendment added a provision whereby DSSTM is required to deposit $300,000 on or before March 2, 2017 and (ii) a further sum of $300,000 on or before March 2, 2018, into a deposit account (collectively, the “Deposit”). The March 2, 2017 deposit was made in a timely manner. The Deposit funds will be restricted to pay certain expenses, consisting of out-of-pocket expenses incurred in connection with certain existing patent litigation matters and other patent litigation matters which may occur after the Amendment Effective Date (the “Qualified Expenses”). In the Event of Default, the Investors may apply the then remaining Deposit to the then outstanding Obligations, if any.

Additionally per the Amendment, DSSTM agrees to pay to the Investors an amount equal to 25% of any amounts received by DSSTM for any and all types of monetization activities related to certain of its patents covering systems and methods of using low power wireless peripheral devices (collectively, “BlueTooth Patents”), but only until the Investors have received payments under the Agreement totaling the sum of (i) the Capitalized Expenses plus (ii) payments of principal and interest on the Notes totaling the sum of (x) $4,500,000 (consisting of the previously made Advances) plus (y) additional amounts, if any, advanced by the Investors pursuant to the Agreement. In addition to the monetization interest granted the Investors in the BlueTooth Patents, DSSTM also granted the Collateral Agent and the Investors a security interest in certain of DSSTM’s unencumbered semiconductor patents to further collateralize the amounts owed under the Agreement.

As of December 31, 2016, DSSTM has made aggregate principal payments of $770,250 on the notes. As of December 31, 2016, total net advances equaled $3,729,750, which consisted of $4,041,000 in notes and an aggregate of $459,000 of fixed and contingent equity interests, less aggregate principal payments of $770,250. Aggregate accrued interest totaled $209,500 as of December 31, 2016 ($132,000 as of December 31, 2015). Unamortized debt issuance costs totaled $175,231 as of December 31, 2016 ($56,582 as of December 31, 2015). As a result of the event of default, the Company had classified the remainder of the amounts due on the notes of approximately $4,023,000 as short-term debt as of December 31, 2015. As a result of the Amendment on December 2, 2016, the Company has classified the remainder of the amount due as long-term debt. The $495,000 of fixed and contingent equity interests are recorded in other liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be reversed from other liabilities and recorded as other income as of the maturity date.

NOTE 7 – OTHER LIABILITIES

On November 14, 2016, the Company entered into a Proceeds Investment Agreement (the “Agreement”) with Brickell Key Investments LP (“BKI”). Pursuant to the Agreement, BKI financed an aggregate of $13,500,000 in a patent purchase and monetization program to be implemented and managed by the Company (the “Financing”). Pursuant to Agreement. $3,000,000 of the Financing was used to cover the Company’s purchase of a portfolio of U.S. and foreign LED patents and a license from Intellectual Discovery Co., Ltd., a Korean company (collectively, the “LED Patent Portfolio”), resulting in a basis in these assets of $0. $6,000,000 of the Financing was directed by BKI to attorneys to cover those attorneys’ fees and out-of-pocket expenses for legal proceedings that may transpire relating to enforcement of the LED Patent Portfolio. This amount is not included in the Company’s financial statements as the Company has no control over these funds.

In addition, the Company received $4,500,000 of the Financing which is required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of December 31, 2016, an aggregate of $4,209,000 was recorded as other liabilities by the Company, of which $2,070,000 is classified as short-term. Of this amount, the Company has allocated $2,500,000 for the payment of estimated future Inter Partes Review costs as described above. The Company will reduce the liability as it pays legal and other expenses related to the the Inter Partes Review matters involving the LED patents as incurred. For the remaining $1,709,000 in other liabilities allocated to working capital, the Company will amortize this amount on a pro-rata basis over the expected life of the monetization period of the LED Patent Portfolio which the Company estimates at 36 months. For this amount, the Company will reduce the liability with an offset to selling, general and administrative costs each reporting period.

In consideration for its portion of the Financing, the Company assigned to BKI its rights to the Patent Asset Proceeds, defined as any and all monetary recoveries (whether through damages, recoveries, royalties, monies, lump-sum payments, up-front payments, settlement amounts, distribution of property, cash value of equities, license fees or other revenues or other assets or amounts) paid by a defendant or defendants or a third-party to the Company as a result of or in connection with the LED Patent Portfolio, in an amount equal to the Minimum Return and the Additional Return as hereinafter defined (the “Assigned Rights”). Under the Assigned Rights, in addition to repayment in full of the Financing, the Company will pay BKI, solely from realized Patent Asset Proceeds, a return equal to the sum of (A) a certain multiple of the Financing or a designated annualized IRR Return on the Financing, whichever is greater (the “Minimum Return”), plus (B) an additional designated percentage of the Patent Asset Proceeds net of the Minimum Return (the “Additional Return”). Once the Minimum Return and Additional Return to BKI are satisfied, Intellectual Discovery Co., Ltd. will be entitled to a payment of a certain percentage of the Patent Asset Proceeds with the remaining balance of Patent Asset Proceeds to be retained by the Company.

In consideration of the Financing, the Company also issued to BKI a five-year warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”).

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of December 31, 2016, the Company had received an aggregate of $650,000 ($650,000 in 2015) from the investors pursuant to the agreement of which approximately $467,000 was in other liabilities in the consolidated balance sheets ($551,000 as December 31, 2015). The Company will reduce the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

As described in Note 6, On February 13, 2014, the Company’s subsidiary, DSSTM entered into an Investment Agreement with Fortress pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000. Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. The $495,000 of aggregate fixed and contingent equity interests received are recorded in other liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be reversed from other liabilities and recorded as other income as of the maturity date.

NOTE 8 - STOCKHOLDERS’ EQUITY

On August 26, 2016, the Company affected a one-for-four reverse stock split of the Company’s common stock. No fractional shares of the Company’s common stock were issued as a result of the reverse stock split. Instead, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to a rounding up of their fractional share to the nearest whole share, except in the case of any stockholder that owned less than four shares of the Company’s common stock immediately preceding the reverse stock split. In such case, such stockholder received cash for such fractional share in an amount equal to the product obtained by multiplying: (x) the closing sale price of the common stock on August 25, 2016 as reported on the NYSE MKT, by (y) the amount of the fractional share. As a result, the Company issued 1,166 common shares for shares due as a result of the rounding up feature and paid an aggregate of $92 to buy-out the fractional shares of holders with less than four shares immediately preceding the reverse stock split. All references in these financial statements to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Sales of Equity – On December 29, 2016, the Company completed the sale of 300,000 shares of its common stock and a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share for an aggregate purchase price of $225,000 pursuant to a securities purchase agreement. The warrants had an estimated aggregate fair value of approximately $87,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 86.4%, a risk free rate of return of 1.96% and zero dividend and forfeiture estimates. The Company was assessed $25,000 in listing fees by the NYSE MKT for equity issuances during 2016.

Between September 15, 2015 and September 24, 2015, the Company entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 1,079,545 shares of common stock at a purchase price of $0.88 per share, for a total purchase price of $950,000. In addition to the common stock, the purchasers received four-year warrants to purchase up to an aggregate of 215,910 additional shares of common stock at an exercise price of $1.60 per share and for a term of four years after the first six months from the warrant’s issuance date. The warrants had an estimated aggregate fair value of approximately $105,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 81.4%, a risk free rate of return between of 1.45% and 1.60%, and zero dividend and forfeiture estimates. Between October 5, 2015 and October 21, 2015, the Company entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 284,091 shares of common stock at a purchase price of $0.88 per share, for a total purchase price of $250,000. In addition to the common stock, the purchasers received four-year warrants to purchase up to an aggregate of 56,818 additional shares of common stock at an exercise price of $1.60 per share and for a term of four years after the first six months from the warrant’s issuance date. The warrants had an estimated aggregate fair value of approximately $28,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 81.4%, a risk free rate of return between of 1.35% and 1.36%, and zero dividend and forfeiture estimates.

On February 23, 2015, the Company amended two of its debt obligations that, among other things, extended the maturity dates of the notes, instituted principal payments for the notes, and eliminated a conversion feature on one of the notes. In conjunction with these agreements, the Company issued an aggregate of 25,000 shares of its common stock with a grant date fair value of $41,000.

Stock Warrants – On November 29, 2016, in consideration of the financing described in Note 8 the Company issued a five-year warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants had an estimated aggregate fair value of approximately $199,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 86.4%, a risk free rate of return between of 1.78% and zero dividend and forfeiture estimates. The Company recorded $198,000 of stock based compensation in the fourth quarter of 2016 in conjunction with these warrants.

The Company issued five-year warrants to purchase up to 200,000 shares of the Company’s common stock as part of the December 29, 2016 equity sale at an exercise price of $1.00 per share.

The Company issued warrants to purchase 272,728 shares of the Company’s common stock as part of its offering to accredited investors from September 15, 2015 through October 21, 2015, at an exercise price of $1.60 per share.

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2016 and 2015 and activity during the years then ended:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at January 1:	1,862,515	$16.40	1,641,596	$18.80
Granted during the year	950,000	1.00	272,728	1.60
Lapsed/terminated	-	-	(51,809)	14.08

Outstanding at December 31:	2,812,515	$11.20	1,862,515	$16.40
Exercisable at December 31:	2,812,515	$11.20	1,589,788	$16.40
Weighted average months remaining
		34.6		34.3

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

The following is a summary with respect to options outstanding at December 31, 2016 and 2015 and activity during the years then ended:

	2016			2015

	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at January 1:	1,106,140	11.56		1,232,073	11.68
Granted	37,500	1.00		13,388	2.40
Lapsed/terminated	(508,043)	13.56		(139,321)	11.80
Outstanding at December 31:	635,597	9.33	3.7	1,106,140	11.56	4.0
Exercisable at December 31:	610,611	10.85	3.7	907,124	11.08	4.6
Expected to vest at December 31:	25,000	1.00	4.3	86,516	8.00	3.2

Aggregate intrinsic value of outstanding options at December 31:	$-			$-
Aggregate intrinsic value of exercisable options at December 31:	$-			$-
Aggregate intrinsic value of options expected to vest at December 31:	$-			$-

The weighted-average grant date fair value of options granted during the year ended December 31, 2016 was $0.10 ($0.12 -2015). The aggregate grant date fair value of options that vested during the year was approximately $71,000 ($988,000 -2015). There were no options exercised during 2016 or 2015.

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton Option Pricing Model. The Company estimated the expected volatility of the Company’s common stock at the grant date using the historical volatility of the Company’s common stock over the most recent period equal to the expected stock option term. In March 2016, three of the Company’s senior management voluntarily cancelled an aggregate of 75,000 options to purchase shares of the Company’s common stock with exercise prices of $12.00 per share, of which 41,667 of the options were unvested on the date of cancellation resulting in a reversal of previously recognized stock based compensation expense of approximately $36,000.

The following table shows our weighted average assumptions used to compute the share-based compensation expense for stock options and warrants granted during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Volatility	85.6%	72.6%
Expected option term	3.5 years	2.9 years
Risk-free interest rate	1.3%	1.7%
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

During 2016, the Company issued 6,250 shares of restricted common stock to a consultant providing marketing services to the Company. The restricted shares vested on May 2, 2016 and had an aggregate grant date fair value of approximately $6,250. In addition, during 2016 the Company issued an aggregate of 224,750 shares of restricted stock to members of the Company’s management which will vest on May 17, 2017 and had an aggregated grant date fair value of approximately $124,000. In January 2015, the Company issued an aggregate of 7,500 shares of restricted common stock to certain members of the Company’s board in exchange for agreements by the board members to reduce their cash compensation for the fiscal year of 2015. The restricted shares vested on August 15, 2015 and had an aggregate grant date fair value of approximately $11,000. In November 2015, the Company issued 31,250 restricted shares to a consultant in exchange for media advertising services agreement. The restricted shares vested over a 90-day period and had a grant date fair value of $27,500. On January 12, 2017, the Company issued an aggregate of 150,000 shares of restricted stock to members of the Company’s management which will vest on May 17, 2017 and had an aggregated grant date fair value of approximately $126,000.

The following is a summary of activity of restricted stock during the years ended at December 31, 2016 and 2015:

	Shares	Weighted- average Grant Date Fair Value

Restricted shares outstanding, December 31, 2014	66,085	$2.80
Restricted shares granted	38,750	1.00
Restricted shares vested	(89,835)	2.36
Restricted shares outstanding, December 31, 2015	15,000	$0.88
Restricted shares granted	231,000	0.56
Restricted shares vested	(15,000)	0.88
Restricted shares outstanding, December 31, 2016	231,000	$0.56

Stock-Based Compensation - The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During 2016, the Company had stock compensation expense of approximately $329,000 or $0.03 basic earnings per share ($974,000; $0.12 basic earnings per share - 2015). As of December 31, 2016, there was approximately $89,000 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of six months.

NOTE 9 - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2016	2015
Currently payable:
Federal	$132,835	$-
State	(5,617)	5,836
Total currently payable	127,218	5,836
Deferred:
Federal	(379,710)	(990,745)
State	(111,642)	(147,674)
Total deferred	(491,352)	(1,138,419)
Less: increase in allowance	374,864	1,154,767
Net deferred	(116,488)	16,348
Total income tax provision	$10,730	$22,184

Individual components of deferred taxes are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$15,302,177	$17,383,770
Equity issued for services	280,975	855,139
Goodwill and other intangibles	1,684,346	692,470
Investment in pass-through entity	17,898	268,476
Deferred revenue	1,522,258	-
Other	849,325	681,889
Gross deferred tax assets	19,656,979	19,881,744

Deferred tax liabilities:
Goodwill and other intangibles	277,231	291,706
Depreciation and amortization	272,406	289,534
Gross deferred tax liabilities	549,637	581,240

Less: valuation allowance	(19,152,961)	(19,462,611)

Net deferred tax liabilities	$(45,619)	$(162,107)

The Company has approximately $46,038,000 in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2022 through 2036. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance accordingly. The Company’s NOLs are subject to annual limitations as a result of a change in its equity ownership as defined under the Internal Revenue Code Section 382. These limitations, as applicable, could further limit the use of the NOLs.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess pre-tax benefits available in net operating loss carryforwards but not reflected in deferred tax assets was approximately $1,019,000. These carryforwards expire at various dates from 2022 through 2030.

Stock options granted by the Company in prior years as compensation for services were forfeited. This resulted in the reversal of approximately $678,000 of deferred tax assets and a corresponding reduction of the valuation allowance.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2016	2015

Statutory United States federal rate	34.0%	34.0%
State income taxes net of federal benefit	5.0	0.7
Permanent differences	(3.9)	(23.3)
Other	(0.4)	(3.5)
Change in valuation reserves	(35.8)	(8.1)

Effective tax rate	(1.1)%	(0.2)%

At December 31, 2016 and 2015, the total unrecognized tax benefits of $446,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2013-2016 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 10 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains qualified employee savings plans (the “401(k) Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code which covers all employees. Employees generally become eligible to participate in the 401(k) Plan immediately following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. The Company matches up to 50% of the employee’s contribution up to a maximum match of 3%. The total matching contributions for 2016 were approximately $101,000 ($109,000 -2015).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Facilities - Our corporate group and digital division together occupy approximately 5,700 square feet of commercial office space located at 200 Canal View Boulevard, Rochester, New York under a lease that expires in December 2020, at a rental rate of approximately $6,100 per month. Our Plastics division leases approximately 15,000 square feet under a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia under a 12 month lease that expires in December 2017 for approximately $600 per month, and also leases a sales and research and development facility in Plano, Texas under a 12 month lease that expires in December 2017 for approximately $1,200 per month. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire. We believe that our facilities are adequate for our current operations.

Equipment Leases – From time to time, the Company leases certain production and office equipment, digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. As of December 31, 2016 and 2015, the Company did not have any capitalized leases.

The following table summarizes the Company’s lease commitments.

	Operating Leases
	Equipment	Facilities	Total

Payments made in 2016	$48,499	$247,937	$296,436
Future minimum lease commitments:
2017	$44,131	$259,385	$303,516
2018	43,258	243,002	286,260
2019	14,419	68,820	83,239
2020	14,419	68,820	83,239
2021	-	-	-
Total future minimum lease commitments	$116,227	$640,027	$756,254

Employment Agreements - The Company has employment or severance agreements with five members of its management team with terms ranging from one to five years through December 2019. The employment or severance agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2016, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $840,000.

Related Party Payments - During 2015, the Company paid consulting fees of approximately $35,000 to Patrick White, its former CEO, under a consulting agreement that expired on February 28, 2015. The Company did not have any payments to Mr. White in 2016.

Contingent Litigation Payments - The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of December 31, 2016 and 2015, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Legal Proceedings - On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”), in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgement for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, the case was transferred to the Northern District of California. In December 2014, Apple filed two IPR petitions with PTAB for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management has filed an appeal with the Federal Circuit seeking reversal of the PTAB decisions. The appeal is still pending as of the date of this Report. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

On March 10, 2014, DSS Technology Management filed suit in the United States District Court for the Eastern District of Texas against Taiwan Semiconductor Manufacturing Company, TSMC North America, TSMC Development, Inc. (referred to collectively as TSMC), Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America L.L.C., Samsung Semiconductor, Inc., Samsung Austin Semiconductor LLC (referred to collectively as Samsung), and NEC Corporation of America (referred to as NEC), for patent infringement involving certain of its semiconductor patents. DSS Technology Management sought a judgment for infringement, injunctive relief, and money damages from each of the named defendants. On March 3, 2015, a Markman hearing was held in the Eastern District of Texas. Based on the District Court’s claim construction order issued on April 9, 2015, DSS Technology Management and TSMC entered in to a Joint Stipulation and Proposed Final Judgment of Non-Infringement dated May 4, 2015, subject to DSS Technology Management’s right to appeal the court’s claim construction order to the Federal Circuit. On March 22, 2016, the Federal Circuit ruled in favor of TSMC in the appeal, effectively ending the litigation with TSMC and Samsung. On April 28, 2015, DSS Technology Management reached a confidential settlement with NEC, ending the litigation with NEC.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. The Intel litigation has been stayed by the District Court pending final determination of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition. On September 23, 2016, Samsung’s IPR was instituted by PTAB. Qualcomm then filed its IPR proceeding on July 1, 2016, which was later joined with Intel’s IPRs in August 2016 by PTAB. As of the date of this Report, PTAB has not yet issued a decision on any of the pending IPR proceedings.

In addition to the foregoing, the Company may be subject to other legal proceedings that arise in the ordinary course of business and have not been finally adjudicated. Adverse decisions in the foregoing may have a material adverse effect on its results of operations, cash flows or our financial condition. The Company accrues for potential litigation losses when a loss is probable and reasonably estimable.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2016	2015

Cash paid for interest	$210,000	$251,000

Non-cash investing and financing activities:
Financing of equipment purchases	$-	$525,000
Gain (Loss) from change in fair value of interest rate swap derivative	$18,000	$(2,500)
Capitalized debt modifcation costs that increase debt balance	$150,000	$-

NOTE 13 - SEGMENT INFORMATION

The Company’s businesses are organized, managed and internally reported as four operating segments. Two of these operating segments, Packaging and Printing and Plastics, are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. The two other operating segments, DSS Digital Group, and DSS Technology Management, Inc., are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology.

Approximate information concerning the Company’s operations by reportable segment for the years ended December 31, 2016 and 2015 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$12,934,000	4,344,000	1,900,000	-	$19,178,000
Depreciation and amortization	617,000	122,000	649,000	4,000	1,392,000
Interest expense	123,000	-	70,000	86,000	279,000
Stock based compensation	17,000	10,000	26,000	276,000	329,000
Income tax expense	-	-	-	11,000	11,000
Net income (loss) to common shareholders	1,533,000	447,000	(1,271,000)	(1,659,000)	(950,000)
Capital expenditures	251,000	18,000	3,117,000	-	3,386,000
Identifiable assets	9,484,000	2,335,000	1,942,000	4,705,000	18,466,000

Year Ended December 31, 2015	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenues from external customers	$11,797,000	3,904,000	1,804,000	-	$17,505,000
Depreciation and amortization	584,000	120,000	847,000	8,000	1,559,000
Interest expense	137,000	-	84,000	114,000	335,000
Stock based compensation	69,000	39,000	112,000	754,000	974,000
Impairment of goodwill	-	-	9,593,000	-	9,593,000
Impairment of intangible assets and investments	-	-	500,000	-	500,000
Income tax expense	-	-	-	22,000	22,000
Net income (loss) to common shareholders	1,070,000	166,000	(12,944,000)	(2,601,000)	(14,309,000)
Capital expenditures	621,000	52,000	9,000	-	682,000
Identifiable assets	9,571,000	2,131,000	3,299,000	600,000	15,601,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 2% of total revenue for 2016 (2%- 2015). Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. The Company had no long-lived assets in any country other than the United States for any period presented.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this Report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of a lack of resources which has precluded the Company from adding needed additional accounting personnel, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2016:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

ITEM 9B - OTHER INFORMATION

We intend to hold our 2017 Annual Meeting of Stockholders on or about Tuesday, June 20, 2017.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for our 2017 Annual Stockholders Meeting (the “Proxy Statement”), which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2016, and which will be incorporated by reference herein.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be contained in our Proxy Statement and incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our Proxy Statement and incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our Proxy Statement and incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our Proxy Statement and incorporated by reference herein.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).
3.2	Third Amended and Restated Bylaws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated July 1, 2013).

10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.2	Warrant issued to Century Media Group Inc., dated January 21, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated January 22, 2013).
10.3	Promissory Note between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 24, 2013 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 28, 2013).
10.4	Convertible Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 10.2 to Form 8-K dated May 28, 2013).
10.5	Warrant issued to Mayer Laufer dated May 24, 2013 (incorporated by reference to exhibit 4.1 to Form 8-K dated May 28, 2013).
10.6	Form of Warrant (incorporated by reference to Annex D to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.7	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC, and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.8	Security Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 18, 2014).
10.9	Form of Assignment and Assumption Agreement by and among DSS Technology Management, Inc. and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.3 to Form 8-K dated February 18, 2014).
10.10	Patent Security Agreement dated February 13, 2014 by and among DSS Technology Management, Inc. in favor of Fortress Credit Co LLC, in its capacity as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated February 18, 2014).
10.11	Initial Advance Note from DSS Technology Management, Inc. to Fortress Credit Co LLC, dated February 13, 2014(incorporated by reference to exhibit 10.5 to Form 8-K dated February 18, 2014).
10.12	Form of First Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.6 to Form 8-K dated February 18, 2014).
10.13	Form of Second Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.7 to Form 8-K dated February 18, 2014).
10.14	Patent License dated February 13, 2014 by and among DSS Technology Management, Inc. and Fortress Credit Co. LLC (incorporated by reference to exhibit 10.8 to Form 8-K dated February 18, 2014).
10.15	Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 2, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 7, 2014).
10.16	Form of Securities Purchase Agreement dated as of June 12, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated June 13, 2014).
10.17	Underwriting Agreement dated as of December 23, 2014 by and between Document Security Systems, Inc. and National Securities Corporation as representative of the several underwriters named therein (incorporated by reference to exhibit 1.1 to Form 8-K dated December 23, 2014).
10.18	Convertible Promissory Note Amendment No. 2 dated as of February 23, 2015 by and among Document Security Systems, Inc. and Mayer Laufer (incorporated by reference to exhibit 10.1 to Form 8-K dated February 26, 2015).

10.19	Promissory Note Amendment No. 2 dated as of February 26, 2015 by and among Document Security Systems, Inc. and Congregation Noam Elimelech (incorporated by reference to exhibit 10.2 to Form 8-K dated February 23, 2015).
10.20	Modification/Extension to the Amended and Restated Revolving Line Note and the Seconded Amended and Restated Credit Facility Agreement dated April 28, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K dated April 29, 2015).
10.21	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).
10.22	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).
10.23	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).
10.24	Amended Employment Agreement between Jeffrey Ronaldi and Document Security Systems, Inc. dated November 9, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 13, 2015)
10.25	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).
10.26	Promissory Note Amendment No. 3 between Document Security Systems, Inc. and Congregation Noam Elimelech dated April 12, 2016 (incorporated by reference to exhibit 10.1 to Form 8-K dated April 12, 2016).
10.27	Convertible Promissory Note Amendment No. 3 between Document Security Systems, Inc. and Mayer Laufer dated April 12, 2016 (incorporated by reference to exhibit 10.2 to Form 8-K dated April 12, 2016).
10.28	Patent Purchase Agreement between Document Security Systems, Inc. and Intellectual Discovery Co., Ltd. dated November 10, 2016.*
10.29	Patent License Agreement between Document Security Systems, Inc. and Intellectual Discovery Co., Ltd. dated November 10, 2016.*
10.30	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016.*
10.31	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016.*
10.32	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016.*
10.33	Employment Agreement between Jeffrey Ronaldi and Document Security Systems, Inc. dated December 30, 2016 (incorporated by reference to exhibit 10.1 to Form 8-K dated December 30, 2016).
10.34	Form of Common Stock Purchase Warrant between Document Security Systems, Inc. and BMI Capital Partners International Ltd. (incorporated by reference to exhibit 4.1 to Form 8-K dated December 29, 2016).
10.35	Form of Securities Purchase Agreement between Document Security Systems, Inc. and BMI Capital Partners International Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated December 29, 2016).
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 28, 2017	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2017	By:	/s/ Robert Fagenson
Robert Fagenson
Director and Chairman of the Board

March 28, 2017	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer and Director
(Principal Executive Officer)

March 28, 2017	By:	/s/ Robert Bzdick
Robert Bzdick
President and Director

March 28, 2017	By:	/s/ Joseph Sanders
Joseph Sanders
Director

March 28, 2017	By:	/s/ Ira A. Greenstein
Ira A. Greenstein
Director

March 28, 2017	By:	/s/ Warren Hurwitz
Warren Hurwitz
Director

March 28, 2017	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan
Director

March 28, 2017	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

