Form 10-K/A
period 2016-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2017-04-28
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-32146

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

200 Canal View Boulevard, Suite 300 Rochester, New York 14623
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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer (Do not check if a smaller reporting company) [  ]Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

YES [  ] NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE MKT LLC exchange on June 30, 2016, was $9,693,036.

The number of shares of the registrant’s common stock outstanding as of March 31, 2017, was 13,652,653.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Document Securities System, Inc. (the “Company,” “DSS,” “we,” “us” or “our”) for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2017 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety. In addition, Part II, Item 9B is amended and restated in its entirety to provide the anticipated date of our 2017 Annual Meeting of Stockholders.

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

PART II

ITEM 9B - OTHER INFORMATION

DSS intends to hold its 2017 Annual Meeting of Stockholders on August 1, 2017.

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

Name	Age	Director Since	Principal Occupation or Occupations and Directorships
Robert B. Fagenson	68	2004

Robert B. Fagenson spent the majority of his career at the New York Stock Exchange, where he was Managing Partner of one of the largest specialist firms operating on the exchange trading floor. Having sold his firm and subsequently retired from that business in 2007, he has since been the Chief Executive Officer of Fagenson & Co., Inc., a 50 year old broker dealer that is engaged in institutional brokerage as well as investment banking and money management. On March 1, 2012, Fagenson & Co., Inc. transferred its brokerage operations, accounts and personnel to National Securities Corporation and now operates as a branch office of that firm. On April 4, 2012, Mr. Fagenson was elected Chairman of the Board of National Holdings Corporation which is the parent of National Securities Corporation, a full line broker dealer with offices around the United States. On January 1, 2015, Mr. Fagenson was named Chief Executive Officer of National Holdings Corporation. On February 1, 2017, Mr. Fagenson retired as Chairman and CEO of National Holdings Corporation and now serves as Vice Chairman of the Company’s Board of Directors.

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

Mr. Fagenson has previously served on the boards of a number of public companies and is presently the Non-Executive Chairman of the Board of Directors of Document Security Systems, Inc. He has served as a director of the Company since 2004 and as the Board’s Non-Executive Chairman since 2008. He is also a director of the National Organization of Investment Professionals (NOIP).

In addition to his business related activities, Mr. Fagenson serves as Vice President and a director of New York Services for the Handicapped, Treasurer and director of the Centurion Foundation, Director of the Federal Law Enforcement Officers Association Foundation, Treasurer and director of the New York City Police Museum and as a member of the Board of the Sports and Arts in Schools Foundation. He is a member of the alumni boards of both the Whitman School of Business and the Athletic Department at Syracuse University. He also serves in a voluntary capacity on the boards and committees of many civic, social and community organizations. Mr. Fagenson received his B.S. degree in Transportation Sciences & Finance from Syracuse University in 1970. Mr. Fagenson’s extensive experience as a board member for many public companies and as a corporate executive qualifies him to serve on our Board of Directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

Jeffrey Ronaldi	51	2013

Jeffrey Ronaldi has served as the Company’s Chief Executive Officer and director since July 1, 2013. Mr. Ronaldi had previously served as Lexington Technology Group, Inc.’s Chief Executive Officer since November 9, 2012. He also has served since July 2011 as Managing Director at HPR Capital, LLC; since January 2008 he has also served as Managing Partner of CTD Group, LLC and since June 2005, he has served as Managing Director of SSL Services, LLC. From November 2008 to November 2010, he served as Chief Executive Officer at Turtle Bay Technologies, an intellectual property management firm that provides strategic capital, asset management services and guidance for intellectual property owners. Mr. Ronaldi’s experience with Turtle Bay Technologies and management of intellectual property qualifies him to serve on our Board of Directors.

Robert B. Bzdick	62	2010

Robert B. Bzdick joined the Company on February 17, 2010 as Chief Operating Officer after the Company’s acquisition of its wholly-owned subsidiary, Premier Packaging Corporation, for which Mr. Bzdick was the Chief Executive Officer. Mr. Bzdick became a director of the Company in March 2010 and Chief Executive Officer in December 2012. Mr. Bzdick resigned as Chief Executive Officer of the Company and was appointed President of the Company on July 1, 2013. Prior to founding Premier Packaging Corporation in 1989, Mr. Bzdick held positions of Controller, Sales Manager, and General Sales Manager at the Rochester, New York division of Boise Cascade, LLC (later Georgia Pacific Corporation). Mr. Bzdick has over 29 years of experience in manufacturing and operations management in the printing and packaging industry. Mr. Bzdick brings his considerable packaging and printing industry experience to the Company, which qualifies him to serve on our Board of Directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

Joseph Sanders	57	2015

Joseph Sanders has served as a director of the Company since October 1, 2015. Mr. Sanders graduated with a BS in Business Administration and Finance from the University of Southern California and went on to receive an MBA in Finance from Loyola Marymount University. He received his license as a financial advisor in 1981, and then worked as a financial analyst at Hughes Aircraft for two years. Thereafter, between 1983 and 2001, Mr. Sanders served as a financial advisor at Dean Witter, EF Hutton, Shearson Lehman, Bateman Eichler, AG Edwards, Sutro and Morgan Stanley. Since 2001, Mr. Sanders has served as a Registered Investment Advisor with a firm formerly known as Newport Coast Securities, which was recently acquired by WestPark Capital. All of this experience qualifies him to serve on our Board of Directors.

Ira A. Greenstein	57	2004

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

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

Warren Hurwitz	52	2013

Warren Hurwitz has served as a director of the Company since July 1, 2013. Mr. Hurwitz has served since March 2005 as a partner of Altitude Capital Partners, a private investment fund that he co-founded that is focused on investing in, enforcing and protecting the rights of intellectual property assets. Prior to Altitude Capital Partners, Mr. Hurwitz was a Senior Vice President at HSBC Capital (USA), the U.S. private equity arm of HSBC Group, from May 2001 through June 2004 and has held various positions within HSBC Markets (USA) Inc. from June 1994 through May 2001. Mr. Hurwitz received his B.A. degree in Economics from the State University of New York at Albany and his MBA from Fordham University. Mr. Hurwitz’s experience with Altitude Capital Partners and the investment, enforcement and protection of intellectual property rights qualify him to serve on our board of directors.

Heng Fai Ambrose Chan	72	2017

Heng Fai Ambrose Chan has served as a director of the Company since February 12, 2017. Mr. Chan is an expert in banking and finance, with years of experience in the industry. Mr. Chan has restructured 35 companies in various industries and countries in the past 40 years.

Mr. Chan currently serves as the Chief Executive Officer of Singapore eDevelopment Limited (SED), a publicly traded company on the Singapore Stock Exchange. He also serves as a director of BMI Capital Partners International Ltd., a wholly-owned subsidiary of SED. Mr. Chan also serves on the board of Holista CollTech Limited, a publicly traded company listed on the Australian Securities Exchange.

Mr. Chan formerly served as (i) Managing Chairman of Heng Fai Enterprises Limited (now known as ZH International Holdings Limited) which trades on the Hong Kong Stock Exchange; (ii) the Managing Director of SGX Catalist-listed SingHaiyi Group Ltd., which under his leadership, transformed from a failing store-fixed business provider with net asset value of less than $10 million into a property trading and investment company and finally to a property development company with net asset value over $150 million before Mr. Chan ceded controlling interest in late 2012; (iii) the Executive Chairman of China Gas Holdings Limited, a formerly failing fashion retail company listed on the Hong Kong Stock Exchange, which under his direction, was restructured to become one of the few large participants in the investment in and operation of city gas pipeline infrastructure in China; (iv) a director of Global Med Technologies, Inc., a medical company listed on NASDAQ engaged in the design, development, marketing and support information for management software products for healthcare-related facilities; (v) a director of Skywest Limited, an ASX-listed airline company; and (vi) the Chairman and Director of American Pacific Bank.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

In 1987, Mr. Chan acquired American Pacific Bank, a full-service U.S. commercial bank, and brought it out of bankruptcy. He recapitalized, refocused and grew the bank’s operations. Under his guidance it became a NASDAQ-listed high asset quality bank with zero loan losses for over five consecutive years before it was ultimately bought and merged into Riverview Bancorp Inc. Prior to its acquisition and merger, it was ranked #13 by the Seattle Times “Annual Northwest’s Top 100 Public Companies”, and ranked #6 in Oregon state, ahead of names such as Nike, Microsoft, Costco, AT&T Wireless and Amazon.com.

Mr. Chan’s international business contacts and experience qualifies him to serve on our Board of Directors.

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

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held four meetings in 2016. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. The Audit Committee is currently comprised of Robert Fagenson and Warren Hurwitz. Robert Fagenson is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended. Each of the members of the Audit Committee is an independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide). The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee held one meeting in 2016, and acted by written consent on three occasions.

The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee currently consists of Ira Greenstein and Robert Fagenson. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company’s executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers (a) all elements of compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company’s major long-term incentive plans, applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee’s purpose.

The Compensation and Management Resources Committee may request any officer or employee of the Company or the Company’s outside counsel to attend a meeting of the Compensation and Management Resources Committee or to meet with any members of, or consultants to, the Compensation and Management Resources Committee. The Company’s Chief Executive Officer does not attend any portion of a meeting where the Chief Executive Officer’s performance or compensation is discussed, unless specifically invited by the Compensation and Management Resources Committee.

The Compensation and Management Resources Committee has the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of director, Chief Executive Officer or other executive officer compensation or employee benefit plans, and has sole authority to approve the consultant’s fees and other retention terms. The Compensation and Management Resources Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other experts, advisors and consultants to assist in carrying out its duties and responsibilities, and has the authority to retain and approve the fees and other retention terms for any external experts, advisors or consultants.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. The Nominating and Corporate Governance Committee currently consists of Ira Greenstein and Robert Fagenson, each of whom is an independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide). The Nominating and Corporate Governance Committee held one meeting in 2016. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

EXECUTIVE OFFICERS

The persons who are serving as Named Executive Officers of the Company as of March 31, 2017 are Jeffrey Ronaldi, Chief Executive Officer, Robert Bzdick, President, and Philip Jones, Chief Financial Officer. The biographies for each of Jeffrey Ronaldi and Robert Bzdick are contained herein in the information disclosures relating to the Company’s directors.

Philip Jones, 48, joined the Company in 2005 as Controller and Principal Accounting Officer and has been the Company’s Chief Financial Officer since May 2009. Mr. Jones also serves as the Company’s Treasurer. Prior to joining the Company, Mr. Jones held financial management positions at Zapata Corporation, a public holding company, and American Fiber Systems, a private telecom company. In addition, Mr. Jones was a CPA at PriceWaterhouseCoopers and Arthur Andersen. Mr. Jones holds a Bachelor’s Degree in Economics from SUNY Geneseo and an MBA from the Rochester Institute of Technology. Mr. Jones is on the board of directors of U-Vend, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2016, all Reporting Persons were in compliance with the applicable requirements of Section 16(a) of the Exchange Act, with the exception of one Section 16(a) filing to report a purchase of shares of our common stock made by Robert Fagenson, which report was filed one day after the required filing date.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer and President during 2017, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards	All Other Compensation (2)	Total
		($)	($)	($)	($)	($)	($)
Jeffrey Ronaldi	2016	150,000	-	68,750	-	-	218,750
Chief Executive Officer	2015	282,692	-	23,750	-	-	306,442

Robert B. Bzdick	2016	200,000	129,928	-	-	22,383	352,311
President	2015	220,000	110,251	-	-	37,377	367,628

Philip Jones	2016	150,000	-	27,500	-	4,500	182,000
Chief Financial Officer	2015	135,000	-	3,562	-	4,157	142,719

(1)	Represents the total grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 8 to our financial statements for the year ended December 31, 2016.

(2)	Includes health insurance premiums and automobile expenses paid by the Company.

Employment and Severance Agreements

Mr. Bzdick serves as the Company’s President pursuant to an employment agreement that runs until December 31, 2019 (the “Bzdick Employment Agreement”). The Bzdick Employment Agreement was originally executed on February 10, 2010, and was later amended effective July 1, 2013. Mr. Bzdick’s annual base salary under the Bzdick Employment Agreement is $200,000. Mr. Bzdick is also entitled to receive an annual bonus each calendar year equal to 10% of Net After-tax Income plus depreciation, amortization, and stock-based compensation of Premier Packaging Corporation (an operating subsidiary of the Company). The Bzdick Employment Agreement also provides for non-competition covenants by Mr. Bzdick in favor of the Company for the longer of (i) one year after termination of employment, or (ii) any period during which Mr. Bzdick receives severance payments.

On October 1, 2012, the Company entered into a letter agreement with Philip Jones (the “Jones Letter Agreement”) which became effective on July 1, 2013. Under the Jones Letter Agreement, if Mr. Jones’ employment is terminated, the Company will pay Mr. Jones severance in the amount of $150,000 in bi-weekly installments in accordance with the Company’s regular payroll practices, for a period of 12 months. Mr. Jones is an “at will” employee.

On December 30, 2016, the Company entered into an employment agreement with Jeffrey Ronaldi to continue his service as the Company’s Chief Executive Officer (the “Agreement”). The Agreement provides for a one-year employment term, which commenced on January 1, 2017 and will end on December 31, 2017, unless extended. Mr. Ronaldi’s annual base salary under the Agreement is $200,000. In addition to the base salary, the Agreement also contains bonus provisions. The cash performance bonus provision allows for Mr. Ronaldi to receive up to 50% of his base salary (the “Cash Bonus”) if the Company achieves certain established EBITDA targets in 2017. The full bonus of $100,000 will be payable to Mr. Ronaldi if the Company achieves adjusted EBITDA of $1,000,000 or greater during 2017. Such Cash Bonus will be proportional for EBITDA amounts that fall below $1,000,000. As and for an example, if adjusted EBITDA for 2017 is $500,000, then Mr. Ronaldi’s Cash Bonus would be a prorated $50,000. Any earned Cash Bonus will be calculated and payable once audited financial results are available for 2017. Mr. Ronaldi may also be eligible for an intellectual property performance bonus (the “IP Performance Bonus”) which consists of a percentage of either the Net Litigation Proceeds (as defined in the Agreement), the Net Licensing Proceeds (as defined in the Agreement), or a percentage of Net Sales Proceeds (as defined in the Agreement) received by the Company during the term of the Agreement. Under the IP Performance Bonus clause of the Agreement, Mr. Ronaldi would receive 15% of the Net Litigation Proceeds, Net Licensing Proceeds or Net Sales Proceeds received by the Company.

Pursuant to the Agreement, Mr. Ronaldi also received a common stock grant of 25,000 shares of the Company’s common stock which vested on the grant date. If the Company achieves adjusted EBITDA of $500,000 and a stock trading price of at least $1.00 per share by the close of the fourth quarter of 2017, then the Company will make another grant of common stock to Mr. Ronaldi in the amount of 50,000 shares, which would vest once the Company’s audited financial results for 2017 become available. The Agreement also contains standard twelve-month non-competition and non-solicitation restrictions in favor of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our Named Executive Officers, which were outstanding as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Number of Shares of Stock That Have Not Vested (1)	Market Value of Shares of Stock That Have Not Vested (2)	Option Exercise Price	Option Expiration Date
	(#)	(#)	(#)	($)	($)
	Exercisable	Un-exercisable
Philip Jones	11,095		50,000		8.00	3/5/2019
	8,375				2.40	12/18/2019
Robert B. Bzdick	25,000		-	-	12.00	11/19/2017
	37,500				12.00	11/19/2017
	29,586				8.00	3/5/2019
Jeffrey Ronaldi	51,775		125,000		8.00	3/5/2019

(1)	Restricted Common Stock grants which vest on May 17, 2017.

(2)	Represents the total grant date value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 8 to our financial statements for the year ended December 31, 2016.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2016:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1) (2)	Total
	($)	($)	($)	($)
Robert B. Fagenson	19,000	-	-	19,000
Ira A. Greenstein	15,000	-	-	15,000
Joseph Sanders	17,000	-	-	17,000
Warren Hurwitz	19,000	-	-	19,000
Hen Fai Ambrose Chan (3)	-	-	-	-

(1)	Represents the total grant date fair value of option awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 8 to our financial statements for the year ended December 31, 2016.

(2)	At December 31, 2016, the following directors held previously issued options to purchase the Company’s Common Stock in the following amounts: Mr. Fagenson, 19,194 shares; Mr. Greenstein, 29,194 shares; Mr. Sanders, no shares; and Mr. Hurwitz, 7,500 shares.

(3)	Mr. Chan’s service as a director of the Company commenced on February 12, 2017.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of March 31, 2017 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” below), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o Document Security Systems, Inc., 200 Canal View Boulevard, Suite 300, Rochester, New York 14623.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants or options exercisable within 60 days of March 31, 2017.

The percentages of shares beneficially owned are based on 13,652,653 shares of our Common Stock issued and outstanding as of March 31, 2017, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 31, 2017, plus (b) the number of shares such person has the right to acquire within 60 days of March 31, 2017.

Name	Number of Shares Beneficially Owned		Percentage of Outstanding Shares Beneficially Owned
Robert Fagenson	364,625	(1)	2.67%
Jeffrey Ronaldi	362,480	(2)	2.64%
Robert B. Bzdick	397,082	(3)	2.89%
Ira A. Greenstein	33,909	(4)	*
Warren Hurwitz	11,250	(5)	*
Joseph Sanders	238,669	(6)	1.75%
Heng Fai Ambrose Chan	502,611	(7)	3.63%
Philip Jones	84,158	(8)	*
All officers and directors as a group (8 persons)	1,994,784		14.18%
5% Shareholders
None

 * Less than1%.

(1) Includes 297,931 shares of the Company’s Common Stock, 16,694 shares of the Company’s Common Stock issuable upon the exercise of currently exercisable stock options within 60 days of March 31, 2017, 25,000 shares of the Company’s Common Stock held by Mr. Fagenson’s wife’s estate, and an aggregate of 25,000 shares of the Company’s Common Stock held in trusts for Mr. Fagenson’s two adult children, of which Mr. Fagenson is trustee. Mr. Fagenson disclaims beneficial ownership of the 25,000 shares of the Company’s Common Stock held by his wife’s estate and the 25,000 shares of the Company’s Common Stock held in trusts for Mr. Fagenson’s two adult children.

(2) Includes 297,303 shares of the Company’s Common Stock, 51,775 shares of the Company’s Common Stock issuable upon exercise of stock options within 60 days of March 31, 2017, and 13,402 shares of the Company’s Common Stock issuable upon exercise of warrants within 60 days of March 31, 2017.

(3) Includes 304,996 shares of the Company’s Common Stock and 92,086 shares of the Company’s Common Stock issuable upon the exercise of stock options within 60 days of March 31, 2017.

(4) Includes 7,215 shares of the Company’s Common Stock and 26,694 shares of the Company’s Common Stock issuable upon the exercise of stock options within 60 days of March 31, 2017.

(5) Includes 3,750 shares of the Company’s Common Stock and 7,500 shares of the Company’s Common Stock issuable upon exercise of stock options within 60 days of March 31, 2017.

(6) Consists of 238,669 shares of the Company’s Common Stock.

(7) Includes 2,611 shares of the Company’s Common Stock, 300,000 shares of the Company’s Common Stock held by BMI Capital Partners International Ltd., and 200,000 shares of the Company’s Common Stock issuable upon the exercise of warrants held by BMI Capital Partners International, Ltd. which are exercisable within 60 days of March 31, 2017. Mr. Chan is a director of BMI Capital Partners International, Ltd. and as such, has dispositive control over the shares and warrants owned by BMI Capital Partners International, Ltd.

(8) Includes 64,688 shares of the Company’s Common Stock, and 19,470 shares of the Company’s Common Stock issuable upon the exercise of options within 60 days of March 31, 2017.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for audit and review services for the fiscal years ended December 31, 2016 and 2015 were approximately $118,436 and $123,500, respectively.

Audit Related Fees

The aggregate fees billed for other related services by our principal accountant, Freed Maxick CPAs, P.C., pertaining to the audit of the Company’s employee benefit plan and review of the stand-alone financial statements for one of the Company’s subsidiaries, for the years ended December 31, 2016 and 2015 were approximately $17,500 and $8,500, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2016 and 2015 were approximately $46,837 and $30,200, respectively.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2016 and 2015.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed by our principal accountant, Freed Maxick CPAs, P.C. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Freed Maxick CPAs, P.C. The percentage of hours expended on Freed Maxick CPAs, P.C.’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

DOCUMENT SECURITY SYSTEMS, INC.

Date: April 28, 2017	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer

