Form 10-Q
period 2017-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2017-05-15
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 12, 2017, there were 13,652,903 shares of the registrant’s common stock, $0.02 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)

Current assets:
Cash	$4,866,070	$5,871,738
Restricted cash	421,671	177,609
Accounts receivable, net of $50,000 allowance for uncollectible accounts	2,024,970	1,890,981
Inventory	1,203,523	1,206,377
Prepaid expenses and other current assets	377,365	350,289

Total current assets	8,893,599	9,496,994

Property, plant and equipment, net	4,467,292	4,573,841
Other assets	45,821	45,821
Goodwill	2,453,349	2,453,349
Other intangible assets, net	1,730,948	1,896,018

Total assets	$17,591,009	$18,466,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,793,627	$2,212,653
Accrued expenses and deferred revenue	1,187,096	1,290,593
Other current liabilities	2,982,175	2,996,310
Short-term debt	3,538,129	—
Current portion of long-term debt, net	1,112,335	1,202,335

Total current liabilities	10,613,362	7,701,891

Long-term debt, net	1,651,079	5,249,569
Other long-term liabilities	2,035,444	2,184,843
Deferred tax liability, net	50,356	45,619

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 13,652,903 shares issued and outstanding (13,502,653 on December 31, 2016)	273,058	270,053
Additional paid-in capital	104,468,804	104,338,002
Accumulated other comprehensive loss	(38,444)	(45,343)
Accumulated deficit	(101,462,650)	(101,278,611)
Total stockholders’ equity	3,240,768	3,284,101

Total liabilities and stockholders’ equity	$17,591,009	$18,466,023

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

(Unaudited)

	2017	2016

Revenue
Printed products	$4,403,058	$3,975,018
Technology sales, services and licensing	367,533	363,968

Total revenue	4,770,591	4,338,986

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	2,788,350	2,605,660
Selling, general and administrative (including stock based compensation)	1,725,881	1,909,695
Depreciation and amortization	342,774	360,501

Total costs and expenses	4,857,005	4,875,856

Operating loss	(86,414)	(536,870)

Other expense:
Interest expense	(57,600)	(77,127)
Amortized debt discount	(35,288)	(5,288)
Loss before income taxes	(179,302)	(619,285)

Income tax expense	4,737	4,737

Net loss	$(184,039)	$(624,022)

Other comprehensive loss:
Interest rate swap gain (loss)	6,899	(26,318)

Comprehensive loss:	$(177,140)	$(650,340)

Loss per common share:
Basic and diluted	$(0.01)	$(0.05)

Shares used in computing loss per common share:
Basic and diluted	13,624,522	12,970,487

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(184,039)	$(624,022)
Adjustments to reconcile net loss to net cash from (used by) operating activities:
Depreciation and amortization	342,774	360,501
Stock based compensation	133,807	73,724
Paid in-kind interest	18,000	19,500
Change in deferred tax provision	4,737	4,737
Amortization of deferred financing costs	35,288	5,290
Decrease (increase) in assets:
Accounts receivable	(133,989)	183,443
Inventory	2,854	(52,383)
Prepaid expenses and other current assets	(27,076)	(123,456)
Restricted cash	(244,062)	10,154
Increase (decrease) in liabilities:
Accounts payable	(419,482)	219,506
Accrued expenses and other liabilities	(259,678)	(145,657)
Net cash used by operating activities	(730,866)	(68,663)

Cash flows from investing activities:
Purchase of property, plant and equipment	(66,206)	(51,827)
Purchase of intangible assets	(4,949)	(67,792)
Net cash used by investing activities	(71,155)	(119,619)

Cash flows from financing activities:
Payments of long-term debt	(203,647)	(202,439)
Net cash used by financing activities	(203,647)	(202,439)

Net increase (decrease) in cash	(1,005,668)	(390,721)
Cash at beginning of period	5,871,738	1,440,256

Cash at end of period	$4,866,070	$1,049,535

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management, Inc., acquires intellectual property (“IP”) assets and interests in companies owning intellectual property assets, or assists others in managing their intellectual property monetization efforts, for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

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

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

Restricted Cash – As of March 31, 2017, cash of $421,671 ($177,609 – December 31, 2016) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of March 31, 2017 was approximately $38,000 ($45,000 - December 31, 2016).

As of March 31, 2017 the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 4) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$953,256	3.94%	5.87%	August 30, 2021

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

As of March 31, 2017 and 2016, there were 3,668,127 and 2,644,227 (as adjusted to reflect the one-for-four reverse stock split that took effect on August 26, 2016) respectively, of common stock share equivalents potentially issuable options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2017, two customers accounted for 31% and 12%, respectively, of the Company’s consolidated revenue and accounted for 20% and 12%, respectively, of the Company’s accounts receivable balance as of March 31, 2017. During the three months ended March 31, 2016 these two customers accounted for 27% and 12%, respectively, of the Company’s consolidated revenue and accounted for 24% and 4%, respectively, of the Company’s accounts receivable balance as of March 31, 2016. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017. Adoption of this new accounting standard resulted in the recognition of an increase in the Company’s gross deferred tax asset of approximately $350,000 and an offsetting increase in the valuation allowance. There was no impact to the Company’s retained earnings or other material impact to the financial statements as a result of adopting this new accounting standard.

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

2. Inventory

Inventory consisted of the following:

	March 31, 2017	December 31, 2016

Finished Goods	$941,819	$736,987
Work in process	114,329	314,353
Raw Materials	147,375	155,037

	$1,203,523	$1,206,377

3. Intangible Assets

Intangible assets are comprised of the following:

			March 31, 2017			December 31, 2016
	Useful Life		Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortizaton	Net Carrying Amount

Acquired intangibles- customer lists and non-compete agreements	5 -10 years		1,997,300	1,742,883	254,417	1,997,300	1,721,357	275,943
Acquired intangibles-patents and patent rights	Varied	(1)	3,155,000	2,220,561	934,439	3,155,000	2,092,767	1,062,233
Patent application costs	Varied	(2)	1,141,415	599,323	542,092	1,136,465	578,623	557,842
			$6,293,715	$4,562,767	$1,730,948	$6,288,765	$4,392,747	$1,896,018

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2017, the weighted average remaining useful life of these assets in service was approximately 1.8 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2017, the weighted average remaining useful life of these assets in service was approximately 6.7 years.

Intangible asset amortization expense for the three months ended March 31, 2017 amounted to $170,019 ($190,377 - March 31, 2016).

4. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (4.64% as of March 31, 2017) and matures on May 31, 2017. As of March 31, 2017 and December 31, 2016, the revolving line had a balance of $0. The Company expects to renew the revolving credit line prior to its maturity.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was initially due on December 29, 2013, and carries an interest rate of 10% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments”. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value was amortized over the remaining life of the note. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. On April 12, 2016, the Company entered into Convertible Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $155,000 due on the extended maturity date. The Company expects to extend the maturity date of the note. As of March 31, 2017, the balance of the term loan was $185,000 ($230,000 at December 31, 2016).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. The Company expects to extend the maturity date of the note. As of March 31, 2017, the balance of the term loan was $460,000 ($505,000 at December 31, 2016).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“People’s Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of March 31, 2017, the loan had a balance of $492,578 ($559,609 at December 31, 2016).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of December 31, 2016, the loan had a balance of $335,024 ($360,611 at December 31, 2016).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (3.94% at March 31, 2017). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of March 31, 2017, the Promissory Note had a balance of $953,256 ($966,786 at December 31, 2016).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15% (3.93% at March 31, 2017), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of March 31, 2017, the note had a balance of $367,500 ($375,000 – December 31, 2016).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarter ended March 31, 2017 Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

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

As of March 31, 2017, DSSTM has made aggregate principal payments of $770,250 on the notes. As of March 31, 2017, $3,538,129 is recorded as a short-term debt under the arrangement, which includes $227,500 of accrued interest, less unamortized debt issuance costs of $139,943. In addition, as of March 31, 2017, $459,000 of fixed and contingent equity interests are recorded in other short-term liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be settled by the Company by the transfer and assignment of certain of the Company’s patent assets.

5. Other Liabilities

On November 14, 2016, the Company entered into a Proceeds Investment Agreement (the “Agreement”) with Brickell Key Investments LP (“BKI”). Pursuant to the Agreement, BKI financed an aggregate of $13,500,000 in a patent purchase and monetization program to be implemented and managed by the Company (the “Financing”). Pursuant to Agreement, $3,000,000 of the Financing was used to cover the Company’s purchase of a portfolio of U.S. and foreign LED patents and a license from Intellectual Discovery Co., Ltd., a Korean company (collectively, the “LED Patent Portfolio”), resulting in a basis in these assets of $0. A total of $6,000,000 of the Financing was directed by BKI to attorneys to cover anticipated attorneys’ fees and out-of-pocket expenses for legal proceedings that may transpire relating to enforcement of the LED Patent Portfolio. This amount is not included in the Company’s financial statements as the Company has no control over these funds, which are segregated and escrowed in the attorneys’ trust account.

In addition, the Company received $4,500,000 of the Financing, which is required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. The Company has allocated $2,500,000 of the amount received for the payment of estimated future Inter Partes Review costs. As of March 31, 2017, an aggregate of approximately $4,067,000 was recorded as other liabilities by the Company, of which approximately $2,982,000 is classified as short-term. The Company will reduce the liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. For the remaining $1,709,000 in other liabilities allocated to working capital, the Company is amortizing this amount on a pro-rata basis over the expected life of the monetization period of the LED Patent Portfolio which the Company estimates at 36 months, ending November 31, 2019. For this amount, the Company reduces the liability with an offset to selling, general and administrative costs of $47,500 each month. During the three months ended March 31, 2017, there were no Inter Partes Review costs and approximately $142,500 was recoded as a reduction of the liability.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of March 31, 2017, the Company had received an aggregate of $650,000 from the investors pursuant to the agreement of which approximately $453,000 was in other liabilities in the consolidated balance sheets ($467,000 as December 31, 2016). The Company will reduce the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

As described in Note 4, On February 13, 2014, the Company’s subsidiary, DSSTM entered into an Investment Agreement with Fortress pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000. Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. The $459,000 of aggregate fixed and contingent equity interests received are recorded in other liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be reversed from other liabilities and recorded as other income as of the maturity date.

6. Commitments and Contingencies

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of March 31, 2017, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of March 31, 2017 and December 31, 2016, there are no contingent payments due.

7. Stockholders’ Equity

On August 26, 2016, the Company affected a one-for-four reverse stock split of the Company’s common stock. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Restricted Stock - On January 12, 2017, the Company issued an aggregate of 200,000 shares of restricted stock to members of the Company’s management of which 150,000 will vest on May 17, 2017 and had an aggregated grant date fair value of approximately $126,000, and 50,000 will vest if the Company achieves adjusted EBITDA of at least $500,000 and a stock trading price of at least $1.00 per share by the close of the fourth quarter of 2017. In addition, during 2016 the Company issued an aggregate of 224,750 shares of restricted stock to members of the Company’s management which will vest on May 17, 2017 and had an aggregated grant date fair value of approximately $124,000.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2017, the Company had stock compensation expense of approximately $132,000 or less than $0.01 basic and diluted earnings per share ($74,000; less than $0.01 basic and diluted earnings per share for the corresponding three months ended March 31, 2016).

8. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2017 and 2016 is approximately as follows:

	2017	2016

Cash paid for interest	$44,000	$58,000

Non-cash investing and financing activities:
Gain (loss) from change in fair value of interest rate swap derivatives	$7,000	$(26,000)

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2017 and 2016 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended March 31, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$3,246,000	1,157,000	368,000	—	$4,771,000
Depreciation and amortization	159,000	30,000	153,000	1,000	343,000
Stock based compensation	—	—	24,000	110,000	134,000
Loss before income taxes	392,000	163,000	(310,000)	(424,000)	(179,000)
Identifiable assets	9,331,000	2,339,000	1,998,000	3,923,000	17,591,000

Three Months Ended March 31, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,927,000	1,048,000	364,000	—	$4,339,000
Depreciation and amortization	153,000	29,000	178,000	1,000	361,000
Stock based compensation	17,000	10,000	13,000	34,000	74,000
Loss before income taxes	244,000	111,000	(565,000)	(409,000)	(619,000)
Identifiable assets	9,345,000	2,178,000	2,767,000	661,000	14,951,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

Results of Operations for the Three Months Ended March 31, 2017 as compared to the Three Months Ended March 31, 2016

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue

Revenue	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% change
Printed products	$4,403,000	$3,975,000	11%
Technology sales, services and licensing	368,000	364,000	1%

Total revenue	$4,771,000	$4,339,000	10%

For the three months ended March 31, 2017, total revenue was approximately $4.8 million, an increase of 10% from the corresponding three months ended March 31, 2016. Revenues from the sale of printed products increased 11% during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in orders from the Company’s largest packaging customer. Technology sales, services and licensing revenue increased 1% during the three months ended March 31, 2017 as compared to the same period in 2016, which reflected an increase in revenue generated by the Company’s AuthentiGuard product offset by declines in sales of the Company’s IT services offerings.

Costs and expenses

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% change
Costs and expenses
Cost of goods sold, exclusive of depreciation and amortization	$2,788,000	$2,611,000	7%
Sales, general and administrative compensation	898,000	852,000	5%
Depreciation and amortization	343,000	361,000	-5%
Professional fees	161,000	424,000	-62%
Stock based compensation	134,000	74,000	81%
Sales and marketing	94,000	76,000	24%
Rent and utilities	152,000	138,000	10%
Other operating expenses	227,000	227,000	0%
Research and development	60,000	113,000	-47%

Total costs and expenses	$4,857,000	$4,876,000	0%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased 7% during the three months ended March 31, 2017 as compared to the same period in 2016. The increase on a percentage basis was less than the increase in revenue over the same period which primarily reflected an increase in sales of higher margin products during the quarter.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 5% during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to the reclassification of some employees formerly dedicated to research and development to support staff primarily focused on the Company’s AuthentiGuard product line, along with an increase in management compensation and sales commissions costs.

Professional fees decreased 62% during the three months ended March 31, 2017, as compared to the same period in 2016. The decrease is primarily due to a significant decrease in legal and consulting fees incurred by the Company related to the intellectual property infringement suits that the Company’s subsidiary, DSS Technology Management, is currently involved in.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation increased 81% during the three months ended March 31, 2017, as compared to the same period in 2016, due to the costs of restricted stock grants to certain management members during the fourth quarter of 2016 and the first quarter of 2017 that vest during the second quarter of 2017.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 24% during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to an increase in trade-show costs and direct sales travel costs primarily related to the Company’s AuthentiGuard product line.

Rent and utilities increased 10% during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to rent cost increase at the Company’s corporate location.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses were essentially flat during the three months ended March 31, 2017, as compared to the same period in 2016.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs decreased 47% for the three months ended March 31, 2017, as compared to same period in 2016 due to the fact that two persons were reclassified as selling, general and administrative personnel as they began to focus their time on the management and support of the Company’s AuthentiGuard product line, which began servicing a significant new customer in the fourth quarter of 2016.

Other Income and Expense

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% change

Other expenses
Interest expense	$(58,000)	$(77,000)	-25%
Amortized debt discount	(35,000)	—	100%

Other expense	$(93,000)	$(77,000)	21%

Interest expense decreased 25% during the three months ended March 31, 2017, as compared to the first three months of 2016, due to a decrease in the total debt carried by the Company in 2017 compared to 2016. Amortized debt discount increased during the first quarter of 2017 due to the commencement of debt discount amortization related to a funding agreement entered into by the Company during the fourth quarter of 2016.

Net Loss

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% change

Net loss	(184,000)	(624,000)	-71%

Loss per common share:
Basic and diluted	$(0.01)	$(0.05)	-80%

Shares used in computing loss per common share:
Basic and diluted	13,624,522	12,970,487	5%

For the three months ended March 31, 2017, net loss was approximately $184,000, a 71% decrease from a net loss of $624,000 during the three months ended March 31, 2016. The decrease in net loss is primarily due to the combined impact of increases in sales of the Company’s packaging and plastic products and a significant reduction in professional fees and stock based compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company had cash of approximately $4,866,000 and restricted cash of approximately $422,000. In addition, the Company had $800,000 available to its packaging division under a revolving credit line. While the Company has a negative net working capital of approximately $1.7 million as of March 31, 2017, approximately $3,538,000 of short-term debt and $450,000 of short term other liabilities which are due in February 2018 can be settled by the Company by the transfer and assignment of certain of the Company’s patent assets and therefore, will not require the use of the Company’s cash or other current assets to settle. As of March 31, 2017, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Report. In addition, the Company believes that it will have access, if needed, to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow – During the first three months of 2017, the Company used approximately $731,000 of cash for operations as compared to approximately $69,000 during the first three months of 2016. The significant increase in operating cash use in 2017 was primarily due to the use of cash to pay-down accounts payable and accrued expenses, the timing of account receivable receipts and a contractually obligated transfer of approximately $244,000 of cash to restricted cash made during the first quarter of 2017.

Investing Cash Flow – During the first three months of 2017, the Company expended approximately $66,000 on equipment for its packaging and plastic card operations and approximately $5,000 for the prosecution of several patent applications.

Financing Cash Flows - During the first three months of 2017, the Company made aggregate principal payments for long-term debt of approximately $204,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2017, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2017, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 which remained as of March 31, 2017, our principal executive officer and principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

DOCUMENT SECURITY SYSTEMS, INC.

May 15, 2017	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

May 15, 2017	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

