Form 10-Q
period 2017-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2017-08-14
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer (Do not check if a smaller reporting company) [  ]

Smaller reporting company [X]     emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [X]

As of August 14, 2017, there were 13,688,903 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$4,068,745	$5,871,738
Restricted cash	402,827	177,609
Accounts receivable, net of $50,000 allowance for uncollectible accounts	1,874,366	1,890,981
Inventory	1,523,879	1,206,377
Prepaid expenses and other current assets	297,793	350,289

Total current assets	8,167,610	9,496,994

Property, plant and equipment, net	4,593,990	4,573,841
Other assets	45,821	45,821
Goodwill	2,453,597	2,453,349
Other intangible assets, net	1,556,682	1,896,018

Total assets	$16,817,700	$18,466,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,767,768	$2,212,653
Accrued expenses and deferred revenue	940,736	1,290,593
Other current liabilities	2,982,175	2,996,310
Short-term debt	3,552,705	-
Current portion of long-term debt, net	834,416	1,202,335

Total current liabilities	10,077,800	7,701,891

Long-term debt, net	1,730,287	5,249,569
Other long-term liabilities	1,893,995	2,184,843
Deferred tax liability, net	55,094	45,619

Commitments and contingencies (Note 6)

Stockholders' equity

Common stock, $.02 par value; 200,000,000 shares authorized, 13,688,903 shares issued and outstanding (13,502,653 on December 31, 2016)	273,778	270,053
Additional paid-in capital	104,553,417	104,338,002
Accumulated other comprehensive loss	(39,494)	(45,343)
Accumulated deficit	(101,727,177)	(101,278,611)
Total stockholders' equity	3,060,524	3,284,101
Total liabilities and stockholders' equity	$16,817,700	$18,466,023

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Printed products	$3,382,563	$3,724,269	$7,785,621	$7,699,287
Technology sales, services and licensing	477,600	348,211	845,133	712,179

Total revenue	3,860,163	4,072,480	8,630,754	8,411,466

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	2,190,901	2,330,202	4,979,251	4,941,150
Selling, general and administrative (including stock based compensation)	1,490,132	1,637,537	3,216,013	3,541,944
Depreciation and amortization	346,975	339,743	689,749	700,244

Total costs and expenses	4,028,008	4,307,482	8,885,013	9,183,338

Operating loss	(167,845)	(235,002)	(254,259)	(771,872)

Other expense:
Interest expense	(54,801)	(72,799)	(112,401)	(149,926)
Amortized debt discount	(37,144)	(5,287)	(72,432)	(10,575)
Loss before income taxes	(259,790)	(313,088)	(439,092)	(932,373)

Income tax expense	4,737	4,737	9,474	9,474

Net loss	$(264,527)	$(317,825)	$(448,566)	$(941,847)

Other comprehensive loss:
Interest rate swap gain (loss)	(1,050)	(7,976)	5,849	(34,294)

Comprehensive loss:	$(265,577)	$(325,801)	$(442,717)	$(976,141)

Loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.07)

Shares used in computing loss per common share:
Basic and diluted	13,664,503	12,976,737	13,644,559	12,973,612

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30:

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(448,566)	$(941,847)
Adjustments to reconcile net loss to net cash from (used by) operating activities:
Depreciation and amortization	689,749	700,244
Stock based compensation	191,360	86,486
Paid in-kind interest	36,000	39,000
Change in deferred tax provision	9,474	9,474
Amortization of deferred financing costs	72,432	10,576
Decrease (increase) in assets:
Accounts receivable	16,615	(21,380)
Inventory	(317,502)	(225,290)
Prepaid expenses and other current assets	52,496	(11,686)
Restricted cash	(225,218)	75,274
Increase (decrease) in liabilities:
Accounts payable	(445,590)	316,587
Accrued expenses and other liabilities	(656,033)	(104,071)
Net cash used by operating activities	(1,024,783)	(66,633)

Cash flows from investing activities:
Purchase of property, plant and equipment	(365,659)	(128,632)
Proceeds from sale of intangibles	-	495,000
Purchase of intangible assets	(4,903)	(67,944)
Net cash (used) provided by investing activities	(370,562)	298,424

Cash flows from financing activities:
Payments of long-term debt	(407,648)	(900,808)
Issuances of common stock, net of issuance costs	-	-
Net cash used by financing activities	(407,648)	(900,808)

Net decrease in cash	(1,802,993)	(669,017)
Cash at beginning of period	5,871,738	1,440,256

Cash at end of period	$4,068,745	$771,239

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Restricted Cash – As of June 30, 2017, cash of $402,827 ($177,609 – December 31, 2016) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A. based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of June 30, 2017 was approximately $39,000 ($45,000 - December 31, 2016).

As of June 30, 2017 the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 4) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$940,358	4.21%	5.87%	August 30, 2021

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

As of June 30, 2017 and 2016, there were 3,278,127 and 2,498,114 (as adjusted to reflect the one-for-four reverse stock split that took effect on August 26, 2016) respectively, of common stock share equivalents potentially issuable options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the six months ended June 30, 2017, two customers accounted for 23% and 14%, respectively, of the Company’s consolidated revenue and accounted for 0% and 16%, respectively, of the Company’s accounts receivable balance as of June 30, 2017. During the six months ended June 30, 2016, one customer accounted for 25% of the Company’s consolidated revenue and accounted for 25% of the Company’s accounts receivable balance as of June 30, 2016. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. All common share and per share figures are presented on a post one for four reverse stock split basis.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the revenue standards will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect the standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company on January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

2. Inventory

Inventory consisted of the following:

	June 30, 2017	December 31, 2016

Finished Goods	$1,197,680	$736,987
WIP	210,585	314,353
Raw Materials	115,614	155,037

	$1,523,879	$1,206,377

3. Intangible Assets

Intangible assets are comprised of the following:

		June 30, 2017			December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists and non-compete agreements	5-10 years	$1,997,300	$1,764,407	$232,893	$1,997,300	$1,721,357	$275,943
Acquired intangibles - patents and patent rights	Varied (1)	3,155,000	2,348,355	806,645	3,155,000	2,092,767	1,062,233
Patent application costs	Varied (2)	1,141,368	624,224	517,144	1,136,465	578,623	557,842
		$6,293,668	$4,736,986	$1,556,682	$6,288,765	$4,392,747	$1,896,018

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2017, the weighted average remaining useful life of these assets in service was approximately 2.02 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2017, the weighted average remaining useful life of these assets in service was approximately 6.5 years.

Intangible asset amortization expense for the six months ended June 30, 2017 amounted to $344,238 ($359,996 - June 30, 2016).

4. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (4.81% as of June 30, 2017) and expires on July 26, 2018. As of June 30, 2017 and December 31, 2016, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens Bank pursuant to which Citizens agrees to lend up to $1,200,000 for the purpose of enabling Premier Packaging to purchase equipment from time to time that it may need for use in its business. As of the date of this report, the revolving line had a balance of $0.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was initially due on December 29, 2013, and carries an interest rate of 10% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments”. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value was amortized over the remaining life of the note. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. On April 12, 2016, the Company entered into Convertible Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $155,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to April 30, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company also issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of June 30, 2017, the balance of the term loan was $140,000 ($230,000 at December 31, 2016).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to December 31, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company also issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of June 30, 2017, the balance of the term loan was $415,000 ($505,000 at December 31, 2016).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“People’s Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of June 30, 2017, the loan had a balance of $424,733 ($559,609 at December 31, 2016).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of June 30, 2017, the loan had a balance of $309,267 ($360,611 at December 31, 2016).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (4.21% at June 30, 2017). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of June 30, 2017, the Promissory Note had a balance of $940,359 ($966,786 at December 31, 2016).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15% (4.21% at June 30, 2017), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of June 30, 2017, the note had a balance of $360,000 ($375,000 – December 31, 2016).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended March 31 and June 30, 2017, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

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

As of June 30, 2017, DSSTM has made aggregate principal payments of $770,250 on the notes. As of June 30, 2017, $3,552,705 is recorded as a short-term debt under the arrangement, which includes $245,500 of accrued interest, less unamortized debt issuance costs of $113,424. In addition, as of June 30, 2017, $459,000 of fixed and contingent equity interests is recorded in other short-term liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be settled by the Company by the transfer and assignment of certain of the Company’s patent assets.

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

In addition, the Company received $4,500,000 of the Financing, which is required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. The Company has allocated $2,500,000 of the amount received for the payment of estimated future Inter Partes Review costs. As of June 30, 2017, an aggregate of approximately $3,924,500 was recorded as other liabilities by the Company, of which approximately $2,070,000 is classified as short-term. The Company will reduce the liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. For the remaining $1,424,000 in other liabilities allocated to working capital, the Company is amortizing this amount on a pro-rata basis over the expected life of the monetization period of the LED Patent Portfolio which the Company estimates at 36 months, ending November 31, 2019. For this amount, the Company reduces the liability with an offset to selling, general and administrative costs of $47,500 each month. During the six months ended June 30, 2017, there were no Inter Partes Review costs and $285,000 was recoded as a reduction of the liability.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of June 30, 2017, the Company had received an aggregate of $650,000 from the investors pursuant to the agreement of which approximately $453,000 was in current liabilities in the consolidated balance sheets ($467,000 as December 31, 2016). The Company will reduce the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

As described in Note 4, On February 13, 2014, the Company’s subsidiary, DSSTM, entered into an Investment Agreement with Fortress pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000. Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. The $459,000 of aggregate fixed and contingent equity interests received are recorded in current liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be reversed from other current liabilities and recorded as other income as of the maturity date.

6. Commitments and Contingencies

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management has filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral argument for the appeal was scheduled for August 9, 2017, and the appeal is still pending as of the date of this Report. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. On June 1, 2017, the PTAB ruled in favor of Intel for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. The Intel litigation has been stayed by the District Court pending final determination of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which has been instituted by the PTAB and is still pending as of the date of this Report. Qualcomm then filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit.

On April 13, 2017, Document Security Systems, Inc. (“DSS”) filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s Light-Emitting Diode (“LED”) patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, DSS refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. The case is currently pending.

On April 13, 2017, DSS filed a patent infringement lawsuit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Everlight in the United States District Court for the Central District of California. The case is currently pending.

On April 13, 2017, DSS filed a patent infringement lawsuit against Cree, Inc. (“Cree”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending.

On July 13, 2017, DSS filed a patent infringement lawsuit against Osram GMBH, Osram OPTO Semiconductors GMBH & Co., and Osram Sylvania Inc. (collectively, “Osram”) in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of June 30, 2017, the Company has not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of June 30, 2017 and December 31, 2016, there are no contingent payments due.

7. Stockholder’s Equity

On August 26, 2016, the Company affected a one-for-four reverse stock split of the Company’s common stock. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Restricted Stock - On January 12, 2017, the Company issued an aggregate of 200,000 shares of restricted stock to members of the Company’s management team of which 150,000 vested on May 17, 2017 and had an aggregated grant date fair value of approximately $126,000. The remaining 50,000 will vest if the Company achieves adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of at least $500,000 and a stock trading price of at least $1.00 per share by the close of the fourth quarter of 2017. In addition, during 2016 the Company issued an aggregate of 224,750 shares of restricted stock to members of the Company’s management team which vested on May 17, 2017 and had an aggregated grant date fair value of approximately $124,000.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2017, the Company had stock compensation expense of approximately $191,000 or less than $0.01 basic and diluted earnings per share ($86,000; less than $0.01 basic and diluted earnings per share for the corresponding six months ended June 30, 2016).

8. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2017 and 2016 is approximately as follows:

	2017	2016
Cash paid for interest	$85,000	$110,000

Non-cash investing and financing activities:
Gain (loss) from change in fair value of interest rate swap derivatives	$5,000	$(34,000)

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2017 and 2016 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended June 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,157,000	$1,226,000	$477,000	$-	$3,860,000
Depreciation and amortization	159,000	30,000	157,000	1,000	347,000
Stock based compensation	-	-	14,000	44,000	58,000
Net Income (loss) to common shareholders	116,000	155,000	(260,000)	(276,000)	(265,000)

Three Months Ended June 30, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$2,657,000	$1,067,000	$348,000	$-	4,072,000
Depreciation and amortization	153,000	29,000	157,000	1,000	340,000
Stock based compensation	-	-	6,000	6,000	12,000
Net Income (loss) to common shareholders	275,000	142,000	(488,000)	(247,000)	(318,000)

Six Months Ended June 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$5,403,000	$2,383,000	$845,000	$-	$8,631,000
Depreciation and amortization	319,000	60,000	310,000	1,000	690,000
Stock based compensation	-	-	37,000	154,000	191,000
Net Income (loss) to common shareholders	508,000	318,000	(571,000)	(704,000)	(449,000)
Identifiable assets	9,185,000	2,395,000	1,897,000	3,341,000	16,818,000

Six Months Ended June 30, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenues from external customers	$5,584,000	$2,115,000	$712,000	$-	$8,411,000
Depreciation and amortization	306,000	57,000	335,000	2,000	700,000
Stock based compensation	17,000	10,000	19,000	40,000	86,000
Net Income (loss) to common shareholders	532,000	253,000	(1,053,000)	(674,000)	(942,000)
Identifiable assets	9,121,000	2,295,000	2,063,000	637,000	14,116,000

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

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management has filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral argument for the appeal was scheduled for August 9, 2017, and the appeal is still pending as of the date of this Report. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

On February 16, 2015, DSS Technology Management filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. On June 1, 2017, the PTAB ruled in favor of Intel for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. The Intel litigation has been stayed by the District Court pending final determination of the IPR proceedings.

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which has been instituted by the PTAB and is still pending as of the date of this Report. Qualcomm then filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit.

During the second quarter of 2017, Document Security Systems filed patent infringement lawsuits against various defendants relating to DSS’s Light-Emitting Diode patents. Those cases are disclosed later in this Report, in Part II, Item 1 Legal Proceedings.

Results of Operations for the Three and Six Months Ended June 30, 2017 as compared to the Three and Six Months Ended June 30, 2016

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue

	Three Months Ended June 30,2017	Three Months Ended June 30,2016	% change	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% change
Revenue
Printed products	$3,382,000	$3,724,000	-9%	$7,786,000	$7,699,000	1%
Technology sales, services and licensing	478,000	348,000	37%	845,000	712,000	19%

Total revenue	$3,860,000	$4,072,000	-5%	$8,631,000	$8,411,000	3%

For the three months ended June 30, 2017, total revenue was approximately $3.9 million, a decrease of 5% from the corresponding three months ended June 30, 2016. Revenues from the sale of printed products decreased 9% during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to a decrease in orders from the Company’s largest packaging customer. Technology sales, services and licensing revenue increased 37% during the three months ended June 30, 2017 as compared to the same period in 2016, which primarily reflected an increase in revenue generated by the Company’s AuthentiGuard product line.

Costs and expenses

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	% change	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,191,000	$2,330,000	-6%	$4,979,000	$4,941,000	1%
Sales, general and administrative compensation	842,000	911,000	-8%	1,740,000	1,758,000	-1%
Depreciation and amortization	348,000	340,000	2%	690,000	700,000	-1%
Professional fees	196,000	116,000	69%	358,000	542,000	-34%
Stock based compensation	58,000	12,000	383%	191,000	86,000	122%
Sales and marketing	81,000	91,000	-11%	176,000	166,000	6%
Rent and utilities	144,000	147,000	-2%	295,000	285,000	4%
Other operating expenses	126,000	240,000	-48%	354,000	473,000	-25%
Research and development	42,000	120,000	-65%	102,000	232,000	-56%

Total costs and expenses	$4,028,000	$4,307,000	-6%	$8,885,000	$9,183,000	-3%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased 6% during the three months ended June 30, 2017 as compared to the same period in 2016. The decrease on a percentage basis was greater than the decrease in revenue over the same period which primarily reflected an increase in sales of higher margin products during the quarter. For the six months ended June 30, 2017, costs of goods sold increased by 1%, which was the same as the increase in revenue over the same period, and also primarily reflected an increase in sales of higher margin products, such as AuthentiGuard products and technology based plastic card products, during the period.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 8% and 1% during the three and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to the impact of $142,500 of compensation cost sharing amounts received by the Company in conjunction with an intellectual property monetization program management arrangement the Company entered into by the Company in November of 2016 for which the Company received funds to offset certain of its compensation expenses associated with the monetization program. This reduction in expense was partially offset by an increase in selling, general and administrative compensation costs caused by the reclassification of some employees formerly dedicated to research and development to support staff primarily focused on the Company’s AuthentiGuard product line, along with an increase in management compensation and sales commissions costs.

Professional fees increased 69% during the three months ended June 30, 2017, as compared to the same period in 2016. The increase is primarily due to the addition of investor relations and sales and marketing consultants. For the six months ended June 30, 2017, professional fees decreased by 34% as compared to the same period in 2016 as a result of a significant reduction in legal fees incurred by the Company.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation increased 383% and 122% during the three and six months ended June 30, 2017, as compared to the same periods in 2016, due to the costs of restricted stock grants to certain management members during the fourth quarter of 2016 and the first quarter of 2017 that vested during the second quarter of 2017.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 11% during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to a decrease in advertising expenses for the Company’s Premier Group. For the six months ended June 30, 2017, sales and marketing costs increased by 6% as compared to the same period in 2016 as a result of an increase in marketing costs primarily related to the Company’s AuthentiGuard product line.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses decreased by 48% and 25% during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily as the result of decrease in insurance costs, office expenses and the write-off of previously expensed customer related fees.

Rent and utilities decreased 2% during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to decreases in utility costs for the Company. For the six months ended June 30, 2017, rent and utilities increased by 4% as compared to the same period in 2016, primarily due to increases in rent costs for the Company.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs decreased 65% and 56% for the three and six months ended June 30, 2017, as compared to the same periods in 2016 due to the fact that two persons were reclassified as selling, general and administrative personnel as they began to focus their time on the management and support of the Company’s AuthentiGuard product line, which began servicing a significant new customer in the fourth quarter of 2016.

Other Income and Expense

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	% change	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% change

Other expenses
Interest expense	$(55,000)	$(73,000)	-25%	$(112,000)	$(150,000)	-25%
Amortized debt discount	(37,000)	(5,000)	640%	(72,000)	(11,000)	555%

Other expense	$(92,000)	$(78,000)	18%	$(184,000)	$(161,000)	14%

Interest expense decreased 25% during the three and six months ended June 30, 2017, as compared to the same periods in 2016, due to a decrease in the total debt carried by the Company in 2017 compared to 2016. Amortized debt discount increased during the second quarter of 2017 due to the commencement of debt discount amortization related to a funding agreement entered into by the Company during the fourth quarter of 2016.

Net Loss

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	% change	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% change

Net loss	$(265,000)	$(318,000)	-17%	$(448,000)	$(942,000)	-52%

Loss per common share:
Basic and diluted	$(0.02)	$(0.02)	0%	$(0.03)	$(0.07)	-57%

Shares used in computing loss per common share:
Basic and diluted	13,664,503	12,976,737	5%	13,644,559	12,973,612	5%

For the three months ended June 30, 2017, net loss was approximately $265,000, a 17% decrease from a net loss of $318,000 during the three months ended June 30, 2016. The decrease in net loss is primarily due to the combined impact of increases in technology card sales and AuthentiGuard sales, in addition to an overall reduction in operating costs. For the six months ended June 30, 2017, net loss was approximately $448,000, a decrease of 52% from a net loss of $942,000 in the six months ended June 30, 2016. The decrease in net loss is primarily due to the combined impact of increases in technology card sales and AuthentiGuard sales, in addition to an overall reduction in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, the Company had cash of approximately $4,069,000 and restricted cash of approximately $403,000. In addition, the Company had $800,000 available to its packaging division under a revolving credit line. While the Company has a negative net working capital of approximately $1.9 million as of June 30, 2017, approximately $3,553,000 of short-term debt and $450,000 of short term other liabilities which are due in February 2018 can be settled by the Company by the transfer and assignment of certain of the Company’s patent assets and therefore, will not require the use of the Company’s cash or other current assets to settle. As of June 30, 2017, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Report. In addition, the Company believes that it will have access, if needed, to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow – During the first six months of 2017, the Company used approximately $1 million of cash for operations as compared to approximately $67,000 during the first six months of 2016. The significant increase in operating cash use in 2017 was primarily due to the use of cash to pay-down accounts payable and accrued expenses, the timing of account receivable receipts and an increase in net restricted cash of approximately $225,000 during 2017.

Investing Cash Flow – During the first six months of 2017, the Company expended approximately $366,000 on equipment for its packaging and plastic card operations and approximately $5,000 for the prosecution of several patent applications.

Financing Cash Flows - During the first six months of 2017, the Company made aggregate principal payments for long-term debt of approximately $408,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2017, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2017, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 which remained as of June 30, 2017, our principal executive officer and principal financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 13, 2017, Document Security Systems, Inc. (“DSS”) filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s Light-Emitting Diode (“LED”) patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, DSS refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. The case is currently pending.

On April 13, 2017, DSS filed a patent infringement lawsuit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Everlight in the United States District Court for the Central District of California. The case is currently pending.

On April 13, 2017, DSS filed a patent infringement lawsuit against Cree, Inc. (“Cree”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief, including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending.

On July 13, 2017, DSS filed a patent infringement lawsuit against Osram GMBH, Osram OPTO Semiconductors GMBH & Co., and Osram Sylvania, Inc. (collectively, “Osram”) in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending.

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

DOCUMENT SECURITY SYSTEMS, INC.

August 14, 2017	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

August 14, 2017	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

