Form 10-Q
period 2017-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2017-11-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

001-32146

Commission file number

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other Jurisdiction of	(IRS Employer
incorporation- or Organization)	Identification No.)

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

As of November 14, 2017, there were 16,439,327 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$4,223,005	$5,871,738
Restricted cash	336,172	177,609
Accounts receivable, net of $50,000 allowance for uncollectible accounts	1,799,005	1,890,981
Inventory	1,913,111	1,206,377
Prepaid expenses and other current assets	308,223	350,289

Total current assets	8,579,516	9,496,994

Property, plant and equipment, net	4,484,284	4,573,841
Investment	484,930	-
Other assets	45,821	45,821
Goodwill	2,453,597	2,453,349
Other intangible assets, net	1,387,039	1,896,018

Total assets	$17,435,187	$18,466,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,706,607	$2,212,653
Accrued expenses and deferred revenue	1,012,719	1,290,593
Other current liabilities	2,957,033	2,996,310
Short-term debt	3,611,560	-
Current portion of long-term debt, net	752,180	1,202,335

Total current liabilities	10,040,099	7,701,891

Long-term debt, net	1,607,752	5,249,569
Other long-term liabilities	1,624,500	2,184,843
Deferred tax liability, net	59,830	45,619

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 15,939,327 shares issued and outstanding (13,502,653 on December 31, 2016)	318,787	270,053
Additional paid-in capital	106,123,997	104,338,002
Subscriptions receivable from related party	(300,000)	-
Accumulated other comprehensive loss	(35,551)	(45,343)
Accumulated deficit	(102,004,227)	(101,278,611)
Total stockholders’ equity	4,103,006	3,284,101

Total liabilities and stockholders’ equity	$17,435,187	$18,466,023

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Printed products	$3,767,334	$4,448,509	$11,552,955	$12,147,796
Technology sales, services and licensing	431,356	530,979	1,276,489	1,243,158

Total revenue	4,198,690	4,979,488	12,829,444	13,390,954

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	2,400,883	2,874,508	7,380,134	7,815,658
Selling, general and administrative (including stock based compensation)	1,619,066	1,710,099	4,835,079	5,262,618
Depreciation and amortization	352,040	349,143	1,041,789	1,049,387

Total costs and expenses	4,371,989	4,933,750	13,257,002	14,127,663

Operating (loss) income	(173,299)	45,738	(427,558)	(736,709)

Other expense:
Interest expense	(58,164)	(67,739)	(170,565)	(217,665)
Amortized debt discount	(40,854)		(113,286)
Loss before income taxes	(272,317)	(22,001)	(711,409)	(954,374)

Income tax expense	4,734	4,737	14,208	14,211

Net loss	$(277,051)	$(26,738)	$(725,617)	$(968,585)

Other comprehensive loss:
Interest rate swap gain (loss)	3,943	11,843	9,792	(22,451)

Comprehensive loss:	$(273,108)	$(14,895)	$(715,825)	$(991,036)

Loss per common share:
Basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.07)

Shares used in computing loss per common share:
Basic and diluted	14,087,849	12,977,903	13,793,946	12,975,053

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30:

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(725,617)	$(968,585)
Adjustments to reconcile net loss to net cash from (used by) operating activities:
Depreciation and amortization	1,041,789	1,049,387
Stock based compensation	203,111	87,738
Paid in-kind interest	54,000	58,000
Change in deferred tax provision	14,211	14,211
Amortization of deferred financing costs	113,286	15,863
Decrease (increase) in assets:
Accounts receivable	91,976	19,501
Inventory	(706,735)	(250,529)
Prepaid expenses and other current assets	70,838	(24,683)
Restricted cash	(158,563)	105,316
Increase (decrease) in liabilities:
Accounts payable	(506,749)	169,394
Accrued expenses and other liabilities	(867,702)	108,138
Net cash (used) provided by operating activities	(1,376,155)	383,751

Cash flows from investing activities:
Purchase of property, plant and equipment	(438,350)	(192,614)
Proceeds from sale of intangibles	-	495,000
Purchase of intangible assets	(4,903)	(72,953)
Net cash (used) provided by investing activities	(443,253)	229,433

Cash flows from financing activities:
Payments of long-term debt	(612,419)	(1,229,902)
Issuances of common stock, net of issuance costs	783,094	(92)
Net cash provided (used) by financing activities	170,675	(1,229,994)

Net decrease in cash	(1,648,733)	(616,810)
Cash at beginning of period	5,871,738	1,440,256

Cash at end of period	$4,223,005	$823,446

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security Systems and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash – As of September 30, 2017, cash of $336,712 ($177,609 – December 31, 2016) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

Investment – In accordance with ASC 325-20, the Company records its investment in common stock of Singapore eDevelopment Limited at cost as the fair market value of the investment is not readily determinable. The Company evaluates investment for indications of impairment at least annually.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A. based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of September 30, 2017 was approximately $36,000 ($45,000 - December 31, 2016).

As of September 30, 2017 the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 4) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable
Amount	Rate	Fixed Cost	Maturity Date
$927,753	4.38%	5.87%	August 30, 2021

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

As of September 30, 2017 and 2016, there were 3,297,759 and 2,498,128 respectively, of common stock share equivalents potentially issuable options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the nine months ended September 30, 2017, two customers accounted for 25% and 15%, respectively, of the Company’s consolidated revenue and accounted for 17% and 11%, respectively, of the Company’s accounts receivable balance as of September 30, 2017. During the nine months ended September 30, 2016, one customer accounted for 25% of the Company’s consolidated revenue and accounted for 7% of the Company’s accounts receivable balance as of September 30, 2016. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for the significant majority of its customer contracts and by the diversification of its customer base.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Upon adoption, entities must record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the standard is adopted. The guidance on equity securities without readily determinable fair values will be applied prospectively to all equity investments that exist as of the date of the adoption of the standand. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company has not yet evaluated nor has it determined the effect the standard will have on its consolidated financial statements and related disclosures.

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

2. Inventory

Inventory consisted of the following:

	September 30, 2017	December 31, 2016

Finished Goods	$1,315,421	$736,987
WIP	385,998	314,353
Raw Materials	211,692	155,037

	$1,913,111	$1,206,377

3. Investment

On September 12, 2017, the Company and Hengfai Business Development Pte Ltd. (“HBD”) entered into a Securities Exchange Agreement whereby the Company agreed to issue and sell to HBD 683,000 shares of its common stock, which had a market value on that date of $484,930, in exchange for 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 of common shares at an exercise price of SGD$0.040 per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The SED shares and warrants were owned by HBD. One of the directors of the Company, Mr. Heng Fai Ambrose Chan, is a related party to each of HBD and SED. The cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. As of September 30, 2017, the investment is carried at cost of approximately $485,000.

4. Intangible Assets

Intangible assets are comprised of the following:

	September 30, 2017				December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists and non-compete agreements	5-10 years	1,997,300	1,785,932	211,368	1,997,300	1,721,357	275,943
Acquired intangibles - patents and patent rights	Varied (1)	3,155,000	2,476,149	678,851	3,155,000	2,092,767	1,062,233
Patent application costs	Varied (2)	1,141,368	644,548	496,820	1,136,465	578,623	557,842
		$6,293,668	$4,906,629	$1,387,039	$6,288,765	$4,392,747	$1,896,018

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2017, the weighted average remaining useful life of these assets in service was approximately 1.84 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2017, the weighted average remaining useful life of these assets in service was approximately 6.3 years.

Intangible asset amortization expense for the nine months ended September 30, 2017 amounted to $513,881 ($530,015 - September 30, 2016).

5. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (4.98% as of September 30, 2017) and expires on July 26, 2018. As of September 30, 2017 and December 31, 2016, the revolving line had a balance of $0.

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

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was initially due on December 29, 2013, and carries an interest rate of 10% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments”. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value was amortized over the remaining life of the note. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. On April 12, 2016, the Company entered into Convertible Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $155,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to April 30, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company also issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of September 30, 2017, the balance of the term loan was $95,000 ($230,000 at December 31, 2016).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. . On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to December 31, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company also issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of September 30, 2017, the balance of the term loan was $370,000 ($505,000 at December 31, 2016).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“People’s Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of September 30, 2017, the loan had a balance of $356,064 ($559,609 at December 31, 2016).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.61% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of September 30, 2017, the loan had a balance of $283,271 ($360,611 at December 31, 2016).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (4.38% at September 30, 2017). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of September 30, 2017, the Promissory Note had a balance of $927,753 ($966,786 at December 31, 2016).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15% (4.38% at September 30, 2017), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of September 30, 2017, the note had a balance of $352,500 ($375,000 – December 31, 2016).

Under the Citizens Bank credit facilities, the Company’s subsidiary, Premier Packaging, is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the quarters ended March 31, June 30, 2017, and September 30, 2017, Premier Packaging was in compliance with the covenants. The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by the Company and its other wholly-owned subsidiaries, Plastic Printing Professionals and Secuprint.

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

As of September 30, 2017, DSSTM has made aggregate principal payments of $752,180 on the notes. As of September 30, 2017, $3,611,560 is recorded as a short-term debt under the arrangement, which includes $263,500 of accrued interest, less unamortized debt issuance costs of $77,856. In addition, as of September 30, 2017, $459,000 of fixed and contingent equity interests is recorded in other short-term liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be settled by the Company by the transfer and assignment of certain of the Company’s patent assets.

6. Other Liabilities

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

In addition, on November 14, 2106, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of September 30, 2017, an aggregate of approximately $3,687,000 is recorded as other liabilities by the Company, of which approximately $2,062,500 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $2,217,000 in other liabilities is allocated to working capital, which the Company is amortizing this amount on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 31, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017 and $80,000 per month in August and September of 2017. During the nine months ended September 30, 2017, there was $30,000 of Inter Partes Review costs and an aggregate of $492,500 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of September 30, 2017, the Company had received an aggregate of $650,000 from the investors pursuant to the agreement of which approximately $435,000 was in current liabilities in the consolidated balance sheets ($467,000 as December 31, 2016). The Company will reduce the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

As described in Note 5, On February 13, 2014, the Company’s subsidiary, DSSTM entered into an Investment Agreement with Fortress pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000. Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. The $459,000 of aggregate fixed and contingent equity interests received are recorded in current liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be reversed from other current liabilities and recorded as other income as of the maturity date.

7. Commitments and Contingencies

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management has filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017, and the appeal is still pending as of the date of this Report. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

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

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which was instituted by the PTAB. On September 20, 2017, PTAB ruled in favor of Samsung for all the challenged claims relating to U.S. Patent 6,784,552. DSS Technology Management intends to appeal this PTAB ruling to the Federal Circuit Qualcomm filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. The appeal is still pending as of the date of this Report.

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

On August 15, 2017, DSS filed a patent infringement lawsuit against Lite-On, Inc., and Lite-On Technology Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of September 30, 2017, and December 31, 2016, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of September 30, 2017 and December 31, 2016, there are no contingent payments due.

8. Shareholders’ Equity

On August 26, 2016, the Company affected a one-for-four reverse stock split of the Company’s common stock. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

On August 30, 2017, the Company sold 1,200,000 shares of unregistered common stock and five-year warrants to purchase up to an aggregate of 240,000 additional shares of the Company’s common stock at an exercise price of $1.00 to a total of two related party accredited investors for an aggregate purchase price of $900,000, of which $300,000 was receivable as of September 30, 2017. On September 7, 2017, the Company sold 133,333 shares of unregistered common stock and five-year warrants to purchase up to an aggregate of 26,667 additional shares of the Company’s common stock at an exercise price of $1.00 to two related party accredited investors for an aggregate purchase price of $100,000. In conjunction with these transactions, the Company recorded $62,000 in related costs for placement agent fees and stock listing fees. The warrants had an estimated aggregate fair value of approximately $112,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 89.3%, a risk free rate of return of 1.7% and zero dividend and forfeiture estimates.

On September 12, 2017, the Company and Hengfai Business Development Pte Ltd. (“HBD”) entered into a Securities Exchange Agreement whereby the Company agreed to issue and sell to HBD 683,000 shares of its common stock, which had a market value on that date of $484,930, in exchange for 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 of common shares at an exercise price of SGD$0.040 per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The SED shares and warrants were owned by HBD. The cost of the investment was the fair value of the Company’s common stock issued in the transaction which was determined to have the most readily determinable fair value. In conjunction with these transactions, the Company recorded $13,660 in stock listing fees. As of September 30, 2017, and the investment is carried at cost of approximately $485,000.

During September of 2017, the Company received an aggregate of approximately $176,000 in proceeds from the exercise of warrants for 234,091 shares of the Company’s common stock.

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

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2017, the Company had stock compensation expense of approximately $203,000 or $0.01 basic and diluted earnings per share ($88,000; less than $0.01 basic and diluted earnings per share for the corresponding nine months ended September 30, 2016).

9. Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2017 and 2016 is approximately as follows:

	2017	2016
Cash paid for interest	$127,000	$163,000
Non-cash investing and financing activities:
Gain (loss) from change in fair value of interest rate swap derivatives	10,000	$(22,000)
Common Stock issued for investment	485,000	$-

10. Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2017 and 2016 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended September 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$2,719,000	$1,049,000	$431,000	$-	$4,199,000
Depreciation and amortization	169,000	30,000	152,000	1,000	352,000
Stock based compensation	-	-	1,000	11,000	12,000
Net Income (loss) to common shareholders	304,000	53,000	(397,000)	(237,000)	(277,000)

Three Months Ended September 30, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$3,287,000	$1,162,000	$531,000	$-	$4,980,000
Depreciation and amortization	163,000	29,000	157,000	1,000	350,000
Stock based compensation	-	-	-	1,000	1,000
Net Income (loss) to common shareholders	415,000	134,000	(182,000)	(394,000)	(27,000)

Nine Months Ended September 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$8,122,000	$3,431,000	$1,276,000	$-	$12,829,000
Depreciation and amortization	487,000	91,000	462,000	2,000	1,042,000
Stock based compensation	-	-	38,000	165,000	203,000
Net Income (loss) to common shareholders	812,000	372,000	(967,000)	(943,000)	(726,000)
Identifiable assets	9,143,000	2,450,000	1,642,000	4,200,000	17,435,000

Nine Months Ended September 30, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$8,871,000	$3,277,000	$1,243,000	$-	$13,391,000
Depreciation and amortization	469,000	86,000	492,000	2,000	1,049,000
Stock based compensation	17,000	11,000	19,000	41,000	88,000
Net Income (loss) to common shareholders	947,000	388,000	(1,242,000)	(1,062,000)	(969,000)
Identifiable assets	9,032,000	2,167,000	2,450,000	207,000	13,856,000

11. Subsequent Events

On November 1, 2017, the Company issued 500,000 shares of its common stock, and a three-year warrant to purchase up to 125,000 additional shares of the Company’s common stock at an exercise price of $1.00 per share, along with a cash payment of $125,000, to Nix, Patterson & Roach LLP (“NPR”), a law firm, for the purpose of settling all accrued and outstanding billed and unbilled invoices for expenses owed by the Company to NPR in connection with various litigation matters handled by NPR on behalf of the Company. The total amount owed to NPR for litigation related expenses was approximately $714,000.

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

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management has filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017, and the appeal is still pending as of the date of this Report. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

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

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which was instituted by the PTAB. On September 20, 2017, PTAB ruled in favor of Samsung for all the challenged claims relating to U.S. Patent 6,784,552. DSS Technology Management intends to appeal this PTAB ruling to the Federal Circuit. Qualcomm filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. The appeal is still pending as of the date of this Report.

In April and July of 2017, Document Security Systems filed patent infringement lawsuits against various defendants relating to DSS’s Light-Emitting Diode patents. Those cases were previously disclosed in the Company’s second quarter Report on Form 10-Q In August of 2017, Document Security Systems filed another patent infringement suit relating to its Light-Emitting Diode patents, the specifics of which are disclosed in this Report in Part II, Item 1 Legal Proceedings.

Results of Operations for the Three and Nine Months Ended September 30, 2017 as compared to the Three and Nine Months Ended September 30, 2016

This discussion should be read in conjunction with the financial statements and footnotes contained in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	% change	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	% change
Revenue
Printed products	$3,767,000	$4,449,000	-15%	$11,553,000	$12,148,000	-5%
Technology sales, services and licensing	432,000	531,000	-19%	1,276,000	1,243,000	3%
Total revenue	$4,199,000	$4,980,000	-16%	$12,829,000	$13,391,000	-4%

For the three months ended September 30, 2017, total revenue was approximately $4.2 million, a decrease of 16% from the corresponding three months ended September 30, 2016. Revenues from the sale of printed products decreased 15% during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to a decrease in orders from the Company’s largest packaging customer. Technology sales, services and licensing revenue decreased 19% during the three months ended September 30, 2017 as compared to the same period in 2016, which primarily reflected the impact of a $150,000 one-time license the Company realized in the 2016 period that did not occur in the 2017 period. Absent this item, this revenue category would have increased approximately 13% during the three months ended September 30, 2107 primarily due to an increase in revenue generated by the Company’s AuthentiGuard product line.

For the nine months ended September 30, 2017, total revenue was approximately $12.8 million, a decrease of 4% from the corresponding nine months ended September 30, 2016. Revenues from the sale of printed products decreased 5% during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to a decrease in orders from the Company’s largest packaging customer. Technology sales, services and licensing revenue increased 3% during the nine months ended September 30, 2017 as compared to the same period in 2016, which primarily reflected an increase in revenue generated by the Company’s AuthentiGuard product line.

Costs and expenses

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	% change	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,401,000	$2,875,000	-16%	$7,380,000	$7,816,000	-6%
Sales, general and administrative compensation	920,000	1,081,000	-15%	2,761,000	3,082,000	-10%
Depreciation and amortization	352,000	349,000	1%	1,042,000	1,049,000	-1%
Professional fees	198,000	162,000	22%	556,000	704,000	-21%
Stock based compensation	12,000	2,000	500%	203,000	88,000	131%
Sales and marketing	117,000	79,000	48%	292,000	245,000	19%
Rent and utilities	167,000	164,000	2%	462,000	449,000	3%
Other operating expenses	205,000	222,000	-8%	561,000	695,000	-19%

Total costs and expenses	$4,372,000	$4,934,000	-11%	$13,257,000	$14,128,000	-6%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased by 16% during the three months ended September 30, 2017 as compared to the same period in 2016. The decrease on a percentage basis was offset by a 16% decrease in revenues over the same period. For the nine months ended September 30, 2017, costs of goods sold decreased by 6%, which was greater than the decrease in revenue on a percentage basis, for the same period which reflected the improving gross margin of the Company’s sales mix as it sees a higher percentage of its sales derived from technology based products.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 15% and 10% during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to the impact of $207,500 of compensation cost sharing amounts received by the Company in conjunction with an intellectual property monetization program management arrangement the Company entered into in November of 2016 for which the Company received funds to offset certain of its compensation expenses associated with the monetization program.

Professional fees increased 22% during the three months ended September 30, 2017, as compared to the same period in 2016. The increase is primarily due to the addition of investor relations and sales and marketing consultants. For the nine months ended September 30, 2017, professional fees decreased by 21% as compared to the same period in 2016 as a result of a significant reduction in legal fees incurred by the Company.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation increased 500% and 131%, respectively, during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due to the costs of restricted stock grants to certain management members during the fourth quarter of 2016 and the first quarter of 2017 that have vested during 2017.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 48% and 19%, respectively, during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, primarily due to increased travel and entertainment costs related to the Company’s 2017 shareholders’ meeting.

Rent and utilities increased by 2% and 3%, respectively, during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to increases in rent costs for the Company.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses decreased by 7% and 19%, respectively, during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily as the result of a decrease in insurance costs, office expenses and the write-off of previously expensed customer related fees.

Other Income and Expense

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	% change	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	% change

Other expenses
Interest expense	$(58,000)	$(68,000)	-15%	$(171,000)	$(218,000)	-22%
Amortized debt discount	(41,000)	-	100%	(113,000)	-	100%
Other expense	$(99,000)	$(68,000)	46%	$(284,000)	$(218,000)	30%

Interest expense decreased 15% and 22%, respectively, during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due to a decrease in the total debt carried by the Company in 2017 as compared to 2016. Amortized debt discount amounts in 2017 are due to the commencement of debt discount amortization related to a funding agreement entered into by the Company during the fourth quarter of 2016.

Net Loss

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	% change	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	% change

Net loss	$(277,000)	$(27,000)	926%	$(726,000)	$(969,000)	-25%

Loss per common share:
Basic and diluted	$(0.02)	$(0.00)	100%	$(0.05)	$(0.07)	-29%

For the three months ended September 30, 2017, net loss was approximately $277,000, a 926% increase from a net loss of $27,000 during the three months ended September 30, 2016. The increase in net loss is primarily due to the impact of significant decreases in packaging sales. For the nine months ended September 30, 2017, net loss was approximately $726,000, a decrease of 25% from a net loss of $969,000 in the nine months ended September 30, 2016. The decrease in net loss is primarily due to the combined impact of increases in technology card sales and AuthentiGuard sales, in addition to an overall reduction in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had cash of approximately $4,223,000 and restricted cash of approximately $336,000. In addition, the Company had $800,000 available to its packaging division under a revolving credit line. While the Company has a negative net working capital of approximately $1.5 million as of September 30, 2017, approximately $3,612,000 of short-term debt and $450,000 of short term other liabilities which are due in February 2018 can be settled by the Company by the transfer and assignment of certain of the Company’s patent assets and therefore, will not require the use of the Company’s cash or other current assets to settle. As of September 30, 2017, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Report. In addition, the Company believes that it will have access, if needed, to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow – During the first nine months of 2017, the Company used approximately $1.4 million of cash for operations as compared to the generation of cash by operation during the first nine months of 2016 of approximately $384,000. The significant increase in operating cash use in 2017 was primarily due to the use of cash to pay-down accounts payable and accrued expenses, an increase in net restricted cash of approximately $159,000 during 2017, and the build-up of inventory by the Company’s packaging division in anticipation of sales in the fourth quarter of 2017.

Investing Cash Flow – During the first nine months of 2017, the Company expended approximately $438,000 on equipment for its packaging and plastic card operations and approximately $5,000 for the prosecution of several patent applications. During the first nine months of 2016, the Company expended approximately $193,000 on equipment for its packaging and plastic card operations and approximately $73,000 for the prosecution of several patent applications. The Company also received $495,000 for the sale of certain of its patent assets in conjunction with a settlement with a former litigant in one of the Company’s patent infringement suits.

Financing Cash Flows - During the first nine months of 2017, the Company made aggregate principal payments for long-term debt of approximately $612,000, and received proceeds of approximately $783,000 from the sale of the Company’s common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2017, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2017, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 which remained as of September 30, 2017, our principal executive officer and principal financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 15, 2017, Document Security Systems, Inc. (“DSS”) filed a patent infringement lawsuit against Lite-On, Inc., and Lite-On Technology Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2017, the Company issued 500,000 shares of its common stock, par value $0.02 per share (the “Common Stock”) and a three-year warrant to purchase up to 125,000 additional shares of the Company’s Common Stock at an exercise price of $1.00 per share (the “Warrant”), and also made a cash payment of $125,000, to Nix, Patterson & Roach LLP (“NPR”), a law firm, for the purpose of settling all accrued and outstanding billed and unbilled invoices for expenses owed by the Company to NPR in connection with various litigation matters handled by NPR on behalf of the Company. The total amount owed to NPR for litigation related expenses was approximately $714,000. The Warrant does not provide for a cashless exercise feature.

Neither the Common Stock, the Warrant, nor the Common Stock issuable upon exercise of the Warrant (collectively, the “Securities”) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. These Securities may not be offered or sold by the recipient in the United States in the absence of an effective registration statement or an applicable exemption from registration requirements.

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

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2017	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi Chief Executive Officer (Principal Executive Officer)

November 14, 2017	By:	/s/ Philip Jones
Philip Jones Chief Financial Officer (Principal Financial Officer)

