Form 10-K
period 2017-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2018-03-06
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(585) 325-3610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer (Do not check if a smaller reporting company) [  ] Smaller Reporting Company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No[X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE American LLC exchange on June 30, 2017, was $9,498,688.

The number of shares of the registrant’s common stock outstanding as of March 1, 2018, was 16,599,327.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Technology Management Business

Since its acquisition by the Company in 2013, DSS Technology Management’s primary mission has been the attempted monetization of its various patent portfolios through commercial litigation. The status of pending patent infringement lawsuits which have been filed by DSS Technology Management and the Company are more particularly described in Part 1, Item 3 of this Report.

DSS Technology Management and the Company have partnered with various third-party funding groups in connection with patent monetization programs and may continue to do so in the future.

In February 2014, DSS Technology Management entered into an agreement with certain investors to receive a series of advances up to $4,500,000 in exchange for promissory notes, fixed return interests and contingent interests collateralized by certain of DSS Technology Management’s intellectual property. On February 13, 2014, we received $2,000,000 under the agreement and on March 27, 2014, we received an additional $1,000,000 under the agreement. On September 5, 2014, we received the remaining $1,500,000 under the agreement. As of February 13, 2016, DSS Technology Management had failed to repay a portion of the $4,500,000 of advances as called for in the agreement, and therefore was in default for non-payment under the agreement. On December 2, 2016, the parties amended the February 2014 agreement for the purposes of vacating DSS Technology Management’s ongoing default and amending certain provisions of the original agreement (the “Amendment”). Under the Amendment, DSS Technology Management had until February 13, 2018 to satisfy the required payment terms under the February 2014 agreement, as amended. As additional consideration for this extension, DSS Technology Management agreed to (i) pay the investors an amount equal to 25% of any amounts it receives for monetization activities related to certain patents covering systems and methods of using low power peripheral devices (collectively, the “BlueTooth Patents”) until the investors have received payments totaling $4,500,000 plus additional capitalized expenses of $150,000, (ii) provide the investors with additional security interests in certain of its semiconductor patents, and (iii) deposit the sum of $600,000 over a two-year period into a separate cash collateral account to be utilized for pursuing related patent monetization activities and for payment of certain qualifying business expenses of DSS Technology Management. On February 13, 2018, the Maturity Date, DSS Technology Management failed to pay the Investors an amount equal to (x) two times the aggregate amount of all Advances made by the Investors as of such date plus (y) the Capitalized Expenses, which was an Event of Default under the February 2014 agreement, as amended. The sole recourse available to the Investors under the February 2014 agreement, as amended, is the establishment of a special purpose entity controlled by the Investors which would take ownership of the Collateral consisting of the patents covered under the February 2014 agreement, as amended. Each of the Investors and the Collateral Agent have contractually agreed that they will not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the Patents and the Monetization Payments and the remaining Deposit. The Investors and the Collateral Agent have not taken any action as of the date of this Report to take ownership of the Collateral.

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

In consideration of its portion of the Financing, the Company assigned to BKI its rights to the Patent Asset Proceeds, defined as any and all monetary recoveries (whether through damages, recoveries, royalties, monies, lump-sum payments, up-front payments, settlement amounts, distribution of property, cash value of equities, license fees or other revenues or other assets or amounts) paid by a defendant or defendants or a third-party to the Company as a result of or in connection with the LED Patent Portfolio, in an amount equal to the Minimum Return and the Additional Return as hereinafter defined (the “Assigned Rights”). Under the Assigned Rights, in addition to repayment in full of the Financing, the Company will pay BKI, solely from realized Patent Asset Proceeds, a return equal to the sum of (A) a certain multiple of the Financing or a designated annualized IRR Return on the Financing, whichever is greater (the “Minimum Return”), plus (B) and additional designated percentage of the Patent Asset Proceeds net of the Minimum Return (the “Additional Return”). Once the Minimum Return and Additional return to BKI are satisfied, Intellectual Discovery Co., Ltd. will be entitled to a payment of a certain percentage of the Patent Asset Proceeds with the remaining balance of Patent Asset Proceeds to be retained by the Company. In addition to the above consideration, the Company also issued to BKI a five-year warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

Optical deterrent features such as ours are utilized mainly by large security printers for the protection of important printed documents, such as vital records, and identification documents. Many of these features, such as micro-printing, were developed pre-1980 as they were designed to be effective on the imaging devices of the day which were mainly photography mechanisms. With the advent of modern day scanners, digital copiers, digital cameras and easy to use imaging software such as Adobe Photoshop many of the pre-1980 optical deterrents such as micro-printing are no longer used or are much less effective in the prevention of counterfeiting.

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

In October 2012, the Company introduced AuthentiGuard®, an iPhone application for authentication, targeted to major Fortune 500 companies worldwide. The application is a cloud-enabled solution that permits efficient and cost-effective authentication for packaging, documents and credentials. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists duplication on copiers and scanners in a product’s packaging. Product verification using a smartphone application creates real-time, accurate authentication results for brand owners that can be integrated into existing information systems.

Intellectual Property

Patents

Our ability to compete effectively depends largely upon our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended significant resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever- changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques to allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. In 2017 and 2016, we spent approximately $106,000 and $435,000 respectively, on research and development which is comprised mainly of compensation costs, materials and consultants, including stock-based payments to consultants. Research and development costs decreased during 2017 as compared to 2016 as the Company moved some personnel from research and development to program support to meet the requirements of current and prospective customers of the Company’s AuthentiGuard® product line.

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

Trademarks

We have registered our “AuthentiGuard®” mark, as well as our “Survivor 21®” electronic check icon and “VeriGlow®” with the U.S. Patent and Trademark Office. A trademark application is pending in Canada for “AuthentiGuard.” AuthentiGuard® is registered in several European countries including the United Kingdom. We have also applied to register AuthentiSite TM, AuthentiShare TM, AuthentiSuiteTM, AuthentiBlockTM, and AuthentiChainTM in the U.S.

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

Markets and Competition

The security print market is comprised of a few very large companies and an increasing number of small companies with specific technology niches. The expansion of this market is primarily due to the fact that counterfeiting has expanded significantly as advancing technologies in digital duplication and scanning combined with increasingly sophisticated design software has enabled easier reproduction of original documents, vital records and IDs, packaging, and labels. Our competitors include Standard Register Company, which specializes in printing security technologies for the check and forms and medical industries; and De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies. Large office equipment manufacturers, called OEMs, such as Sharp, Xerox, Canon, Ricoh, Hewlett Packard and Eastman Kodak are developing “smart copier” technology that recognizes particular graphical images and produces warning words or distorted copies. Some of the OEMs are also developing user assigned and variable pantograph “hidden word” technologies in which users can assign a particular hidden word in copy, such as “void” that is displayed when a copy of such document is made. In addition, other competing hidden word technologies are being marketed by competitors such as NoCopi Technologies which sells and markets secure paper products, and Graphic Security Systems Corporation, which markets Scrambled Indicia.

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

Customers

During 2017, two customers accounted for 46% of the Company’s consolidated revenue. As of December 31, 2017 these two customers accounted for 38% of the Company’s trade accounts receivable balance. During 2016, these same two customers accounted for 38% of the Company’s consolidated revenue. As of December 31, 2016, these two customers accounted for 31% of the Company’s trade accounts receivable balance.

Raw Materials

The primary raw materials the Company uses in its businesses are paper, corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Paper and paperboard prices continued to increase in 2017, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

Environmental Compliance

It is the Company’s policy to conduct its operations in accordance with all applicable laws, regulations and other requirements. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, it not expected to have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Government Regulation

In light of the events of September 11, 2001 and the subsequent ongoing war on terrorism, governments, private entities and individuals have become more aware of, and concerned with, the problems related to counterfeit documents. Homeland security remains a high priority in the United States. For example, in 2007, federal legislation was enacted that required hospitals, physicians and pharmacies to use tamperproof paper to fill all Medicaid prescriptions. The requirement, which was part 7002(b) of the “U.S. Troop Readiness, Veterans’ Care, Katrina Recovery and Iraq Accountability Appropriations Act of 2007”, was effective April 1, 2008.

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

Future legislation regarding anti-terrorism, counterfeiting or related areas could impact, possibly adversely, our counterfeit prevention, brand protection and validation business.

Our patent monetization business is also faced with potential government regulations. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our patent monetization efforts and, in turn, our assets, expenses and revenue. United States patent laws have been amended by the Leahy-Smith America Invents Act (“The America Invents Act”). The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities, such as our Company, on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could adversely impact our ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

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

Employees

As of March 1, 2018, we had a total of 98 full-time employees. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

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

We have a history of losses.

We have a history of losses, including net losses for the fiscal years 2017, 2016, and 2015 of approximately $578,000, $950,000 and $14.3 million, respectively. Our results of operations in the future will depend on many factors, but largely on our ability to successfully market our anti-counterfeiting products, technologies and services and successfully monetize our IP assets. Failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to continue to grow our business. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

As of December 31, 2017, we had the following significant amounts of outstanding indebtedness:

(i)	$50,000 promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on May 31, 2017, requires monthly principal payments of $15,000, plus interest at 10% per annum, with a maturity date of April 30, 2018 at which point the note is scheduled to be paid in full.

(ii)	$915,000 due under a promissory note with Citizens Bank used to purchase our packaging division facility. We are required to pay monthly installments of $7,658 plus interest until August 2021 at which time a balloon payment of the remaining principal balance will be due. We entered into an interest rate swap agreement to lock into a 5.87% effective interest rate over the life of the term loan. The promissory note is secured by a first mortgage on our packaging division facility.

(iii)	$325,000 due under a promissory note secured by certain equipment and the assets of our wholly-owned subsidiary, Secuprint. The note, as amended on May 31, 2017, requires monthly principal payments of $15,000, plus interest at 9% per annum. The note matures on December 31, 2018 at which point the note is scheduled to be paid in full.

(iv)	$287,000 under an equipment note entered into by our subsidiary, Premier Packaging, with Peoples Capital. The note is secured by the equipment, bears interest at 4.84%, and is repayable over a 60-month period in monthly payments of interest and principal of $24,511 which commenced in January 2014.

(v)	$345,000 under a promissory note entered into by our subsidiary, Premier Packaging, with Citizens Bank pursuant to which Premier Packaging made improvements and additions to its production facility. The promissory note is payable in monthly installments over a five-year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (4.52% at December 31, 2017), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. The promissory note is secured by the assets of our packaging facility.

(vi)	$257,007, under a promissory note entered into by our subsidiary, Premier Packaging; with Citizens Bank pursuant to which Premier Packaging purchased a HP Indigo 7800 Digital press. The term note bears interest at 3.61% and is payable in 60 equal monthly installments of principal and interest of $9,591 until April 28, 2020.

(vii)	Up to $800,000 in a revolving line of credit with Citizens Bank available for use by Plastic Printing Professionals, subject to certain limitations, payable in monthly installments of interest only. Interest accrues at 1 Month LIBOR plus 2.00%. As of December 31, 2017, there was $522,000 outstanding under the line to fund the purchase of a used 6-color commercial press which is expected to be placed in service in the first quarter of 2018.

(viii)	An aggregate of $3,702,000 which includes accrued interest, outstanding under promissory notes and $459,000 outstanding under fixed return equity interests and contingent equity interests pursuant to an agreement with Fortress Credit Corp collateralized by certain of our semi-conductor patents, bearing interest at 1.95% payable in cash or in kind in our discretion. The notes are subject to various covenants and will also be subject to a Make Whole Amount calculation (as defined in the loan agreement), which will result in an effective annual interest rate of approximately 4.23% for the term thereof, assuming no prepayments. The notes matured on February 13, 2018.

The Citizens Bank obligations are secured by all of the assets of Premier Packaging and are also secured through cross guarantees by us and our other wholly-owned subsidiaries, P3 and Secuprint. Under the Citizens Bank credit facilities, our subsidiary, Premier Packaging Corporation is subject to various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the years ended December 31, 2017 and December 31, 2016, Premier Packaging was in compliance with the covenants.

The Fortress agreement defines certain events of default, one of which was the failure by DSS Technology Management, on or before the second anniversary of the effective date, to make payments to the investors equal to the outstanding advances. On February 13, 2016, DSS Technology Management had failed to make these payments. Under the Agreement, upon an event of default, the collateral agent and the investors have a number of remedies, including rights related to foreclosure or direct monetization of the patents that secure the loan. On December 2, 2016, DSS Technology Management, the Company, the Collateral Agent and the Investors entered into a First Amendment to Investment Agreement which, among other amendments, vacated the Company’s ongoing non-payment default under that agreement. On February 13, 2018, the Maturity Date, DSS Technology Management again defaulted by failing to pay the investors an amount equal to (x) two times the aggregate amount of all advances made by the investors as of such date plus (y) the Capitalized Expenses. The sole recourse available to the investors under the agreement is the establishment of a special purpose entity controlled by the investors which would take ownership of the collateral consisting of the patents covered under the agreement, as amended. Each of the investors and the collateral agent have contractually agreed that they will not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the patents and the monetization payments and the remaining deposit. The Investors and the Collateral Agent have not taken any action as of the date of this Report to take ownership of the Collateral.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We may need to raise additional funds in the future to fund our working capital needs and to continue our business. We also may need additional funds to complete development, testing and marketing of our products and technologies, or to make strategic acquisitions or investments. We may seek equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans or reduce or refocus our operations.

The value of our intangible assets and investments may not be equal to their carrying values.

As of December 31, 2017 we had approximately $3.7 million of net intangible assets, including goodwill. Approximately $1.2 million of this amount are intangible assets which derive their value from patents or patent rights, some of which are involved in litigation in order to derive licensing revenues, damages awards or settlements from infringers of the patents. If licensing efforts and litigation are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. In the past, we have had to write down certain investments, some of which were significant. If any of our existing or future intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of our operating results in such period.

We rely on two significant customers, the loss of which could materially and adversely affect our results of operations.

During 2017, two customers accounted for 46% of our consolidated revenue. As of December 31, 2017, these two customers accounted for 38% of our trade accounts receivable balance. During 2016, these same two customers accounted for 38% of our consolidated revenue. As of December 31, 2016, these two customers accounted for 31% of our trade accounts receivable balance. The loss of either of these customers could have a material adverse effect on our results of operations.

We have pending legal proceedings against numerous companies, and we expect such litigation to continue to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To monetize and protect our patent assets, we have commenced legal proceedings against numerous companies alleging infringement of our patents. Our viability as an operating company is partially dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure could significantly harm our business. In addition, the defendants in this litigation are much larger than us and have substantially more resources than us, which could make our litigation efforts more difficult.

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

In addition, certain of our patents are subject to security agreements with third parties that could cause the ownership of the patents to be transferred to such third-party in the event of default, which could result in the loss of value to the Company. As an example, our proceeds investment agreement with BKI is secured by certain of our LED patents.

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

Our success will be determined in part by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. Because of the substantial length of time and expense associated with developing new document security technology, we place considerable importance on patent and trade secret protection. We intend to continue to rely primarily on a combination of patent protection, trade secrets, technical measures, and nondisclosure agreements with our employees and customers to establish and protect the ideas, concepts and documentation of software and trade secrets developed by us. Our ability to compete and the ability of our business to grow could suffer if these intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. Failure of our patents, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. We have and had previously identified weaknesses in our internal control over financial reporting following management’s annual assessment of internal controls over financial reporting and, as a result of that assessment, management has concluded this year that we did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties, and that the foregoing represented material weakness in our internal control over financial reporting. If our internal control over financial reporting or disclosure controls and procedures are not effective in the future, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of December 31, 2017, we had approximately 183 million authorized but unissued shares of our common stock. Our management continues to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the NYSE American LLC Exchange (“NYSE American”), state and federal law, or other applicable laws. If our board of directors determines to issue additional shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future with or without obtaining stockholder approval, your ownership position would be diluted without your ability to vote on such transaction.

The exercise of our outstanding options and warrants, vesting of restricted stock awards and conversion of debt securities may depress our stock price.

As of December 31, 2017, there were 3,177,759 of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. The prospect of the issuance of shares of common stock upon the conversion, exercise or vesting of these securities in the public market, or the perception that future sales of the common stock underlying these securities could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future. Sales or the availability for sale of shares of common stock by stockholders, including upon conversion, exercise or vesting of any outstanding derivative or restricted securities, could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

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

Acquisitions of patent or other intellectual property assets, which may continue to be part of our business plan, are often-times consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we would expect to incur significant operating expenses and would likely be required to raise capital during the negotiations even if the acquisition were ultimately not consummated. Even if we were able to acquire particular patent assets, there is no guarantee that we would generate sufficient revenue related to those patent assets to offset the acquisition costs. While we would seek to conduct confirmatory due diligence on any patent assets we consider for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we could be required to spend significant resources to defend our interest in the patent assets and, if we were not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

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

If we fail to comply with the continued listing standards of the NYSE American LLC Exchange, it may result in a delisting of our common stock from the exchange.

Our common stock is currently listed for trading on the NYSE American LLC Exchange (formerly NYSE MKT LLC), and the continued listing of our common stock on the NYSE American LLC Exchange (“NYSE American”) is subject to our compliance with a number of listing standards. On March 15, 2016, we were notified by the NYSE American that we were not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE American LLC Company Guide (the “Company Guide”), which addresses Low Selling Price Issues. The NYSE American stated in its notice that the most recent 30-day average selling price per share of $0.16 fell below the acceptable minimum required average share price for continued listing under Section 1003(f)(v) of the Company Guide, and that our stock had been closing at or below $0.20 per share since December 11, 2015. The NYSE American does not provide a specific minimum average price per share in its rules for purposes of compliance with Section 1003(f)(v) of the Company Guide, but instead makes those determinations in its discretion, on a case by case basis. Under NYSE American’s rules, we had six months following receipt of notification to regain compliance with the minimum share price requirement. At the suggestion of NYSE Regulation, we affected a 1-for-4 reverse stock split on August 26, 2016. Thereafter, on September 15, 2016, we received a letter from NYSE Regulation notifying us that we were back in compliance with respect to Section 1003(f)(v) of the Company Guide. On April 1, 2016, we were notified by the NYSE American that we were not in compliance with the stockholders’ equity continued listing standards set forth in Section 1003(a)(ii) of the Company Guide. In order to maintain our NYSE American listing, we were required to submit a plan of compliance by May 2, 2016 addressing how we intend to regain compliance with Section 1003(a)(ii) of the Company Guide by October 2, 2017. We complied with this request, and on May 19, 2016, we received notification from the NYSE American that NYSE Regulation had accepted our plan to regain compliance with the exchange’s continued listing standards set forth in Section 1003(a)(ii) of the Company Guide by October 2, 2017, subject to periodic review by NYSE American for compliance with the initiatives set forth in the plan. On October 2, 2017, the Company was formally notified by the NYSE American that the Company had regained compliance with the stockholders’ equity continued listing standards set forth in Section 1003(a)(ii) of the Company Guide and will be permitted to continue to list its common stock for trading on the NYSE American exchange under the symbol “DSS”. However, there can be no assurance that we will continue to meet the continued listing standards of the NYSE American in the future.

If we are delisted from the NYSE American, your ability to sell your shares of our common stock may be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted from the NYSE American, it could come within the definition of a “penny stock” as defined in the Exchange Act and could be covered by Rule 15g-9 of the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

If our common stock is not listed on a national securities exchange, compliance with applicable state securities laws may be required for certain offers, transfers and sales of the shares of our common stock.

Because our common stock is listed on the NYSE American, we are not required to register or qualify in any state the offer, transfer or sale of the common stock. If our common stock is delisted from the NYSE American and is not eligible to be listed on another national securities exchange, sales of stock pursuant to the exercise of warrants and transfers of the shares of our common stock sold by us in private placements to U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of us in the case of warrant exercises or the holder of privately placed shares to register or qualify the shares for any offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

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

ITEM 2 - PROPERTIES

Our corporate group and digital division together occupy approximately 5,700 square feet of commercial office space located at 200 Canal View Boulevard, Rochester, New York under a lease that expires in December 2020, at a rental rate of approximately $6,100 per month. Our Plastics division leases approximately 15,000 square feet under a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia, under a month-to-month lease for approximately $600 per month. The Company’s Technology Management division also leases a sales and research and development facility in Plano, Texas under a renewable 12 month lease that expired in December 2017, for approximately $1,200 per month. The Company renewed the Plano lease for an additional 12 months until December 21, 2018, for approximately $1,300 per month. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire. We believe that our facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

On November 26, 2013, DSS Technology Management filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSS Technology Management’s patents that relate to systems and methods of using low power wireless peripheral devices. DSS Technology Management is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSS Technology Management then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017, and the appeal is still pending as of the date of this Report. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

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

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which was instituted by the PTAB. On September 20, 2017, PTAB ruled in favor of Samsung for all the challenged claims relating to U.S. Patent 6,784,552. DSS Technology Management then appealed this PTAB ruling to the Federal Circuit on November 17, 2017. The Federal Circuit joined this appeal with the Intel appeal effective on December 7, 2017. The appeal is still pending as of the date of this Report. Qualcomm filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. As indicated above, this joint appeal is still pending as of the date of this Report.

On April 13, 2017, Document Security Systems, Inc. (“DSS”) filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of DSS’s Light-Emitting Diode (“LED”) patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, DSS refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. The case is currently pending. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. These challenged patents are the patents that are the subject matter of the infringement lawsuit which is still pending as of the date of this Report.

                On April 13, 2017, DSS filed a patent infringement lawsuit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Everlight in the United States District Court for the Central District of California. The case is currently pending as of the date of this Report.

On April 13, 2017, DSS filed a patent infringement lawsuit against Cree, Inc. (“Cree” ) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending as of the date of this Report.

On July 13, 2017, DSS filed a patent infringement lawsuit against Osram GMBH, Osram OPTO Semiconductors GMBH & Co., and Osram Sylvania Inc. (collectively, “Osram” ) in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On February 21, 2018, DSS and Osram executed a confidential settlement agreement ending the litigation between them.

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

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report.

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

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 26, 2016, the Company affected a one-for-four reverse stock split of the Company’s common stock. No fractional shares of the Company’s common stock were issued as a result of the reverse stock split. Instead, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to a rounding up of their fractional share to the nearest whole share, except in the case of any stockholder that owned less than four shares of the Company’s common stock immediately preceding the reverse stock split. In such case, such stockholder received cash for such fractional share in an amount equal to the product obtained by multiplying: (x) the closing sale price of the common stock on August 25, 2016 as reported on the NYSE American LLC Exchange, by (y) the amount of the fractional share. As a result, the Company issued 1,166 common shares for shares due as a result of the rounding up feature and paid an aggregate of $92 to buy-out the fractional shares of holders with less than four shares immediately preceding the reverse stock split. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Our common stock is listed on the NYSE American LLC Exchange, where it trades under the symbol “DSS”.

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated.

QUARTER ENDED	HIGH	LOW
March 31, 2017	$1.51	$0.66
June 30, 2017	$1.21	$0.78
September 30, 2017	$0.84	$0.62
December 31, 2017	$2.58	$0.61

QUARTER ENDED	HIGH	LOW
March 31, 2016	$1.00	$0.68
June 30, 2016	$0.96	$0.65
September 30, 2016	$0.78	$0.43
December 31, 2016	$0.90	$0.43

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the NYSE American LLC Exchange on March 5, 2018 was $1.12.

Issued and Outstanding

Our certificate of incorporation authorizes 200,000,000 shares of common stock, par value $0.02. As of March 1, 2018, we had 16,599,327 shares of common stock issued and outstanding.

As of December 31, 2017, securities issued and securities available for future issuance under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
Plan Category	(a)	(b)	(c)	(d)

Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan	50,000	482,667	$10.72	562,499

Equity compensation plans not approved by security holders
Contractual warrant grants for services	-	125,000	$1.00	-

Total	50,000	607,667	$8.72	562,499

The warrants listed in the table above were issued to third party service providers in partial or full payment for services rendered and in conjunction with third party funding agreements.

Recent Issuances of Unregistered Securities

There were no issuances of unregistered securities sold by the Company that have not been previously reported in the Company’s Current Reports on Form 8-K.

Stockholders

As of March 1, 2018, we had 238 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2017 or 2016. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2017, including the fourth quarter.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017 AND 2016

Revenue

	Year Ended December 31, 2017	Year Ended December 31, 2016	% change
Revenue
Printed products	$17,026,000	$17,277,000	-1%
Technology sales, services and licensing	1,636,000	1,901,000	-14%

Total revenue	$18,662,000	$19,178,000	-3%

Revenue - For the year ended December 31, 2017, revenue was approximately $18.7 million, a decrease of 3% from the year ended December 31, 2016. Printed products sales, which include sales of packaging, printing and plastic products, decreased 1% in 2017 as compared to 2016, driven by a decrease in the sales of printing and packaging products of 3% and offset by an increase in sales of plastic card products of 3%. The Company’s technology sales, services and licensing revenues decreased 14% in 2017, as compared to 2016, because of decreases in licensing royalties and recurring IT services, offset by an increase in revenue from the Company’s AuthentiGuard product line.

Costs and Expenses

	Year Ended December 31, 2017	Year Ended December 31, 2016	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$11,009,000	$11,120,000	-1%
Sales, general and administrative compensation	3,758,000	4,199,000	-11%
Depreciation and amortization	1,414,000	1,392,000	2%
Professional fees	613,000	813,000	-25%
Stock based compensation	215,000	329,000	-35%
Sales and marketing	401,000	420,000	-5%
Rent and utilities	634,000	602,000	5%
Other operating expenses	844,000	963,000	-12%

Total costs and expenses	$18,888,000	$19,838,000	-5%

Costs of revenue sold, exclusive of depreciation and amortization includes all direct cost of the Company’s printed products, including its packaging, printing and plastic ID card sales, materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue decreased 1% in 2017 as compared to 2016. This decrease correlates with the decrease in printed products sales.

Sales, general and administrative compensation costs, excluding stock based compensation, decreased 11% in 2017 as compared to 2016, primarily due to the impact of $732,500 of compensation cost sharing amounts received by the Company in conjunction with an intellectual property monetization program management arrangement the Company entered into in November of 2016 for which the Company received funds to offset certain of its compensation expenses associated with the monetization program. This amount more than offset increases in compensation costs of approximately $292,000 due to increases in marketing and sales personnel at the Company’s Digital division, and general annual incremental wage increases throughout the Company’s divisions.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-competition agreements and patents, and internally developed patent assets. Depreciation and amortization expense increases during 2017, as compared to 2016, were due to capital expenditures for Printed products, including a die-cutter machine for packaging and printing, and security software for the plastics group.

Professional fees decreased 25% in 2017 as compared to 2016, due to a reduction in legal costs of approximately $219,000 during the fourth quarter of 2017 by the Company, as result of a payment agreement with one of its legal firms. Absent this amount, professional fees would have increased by approximately 2%.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs decreased 35% in 2017 as compared to 2016 due to a general decrease in the number and value of equity compensation awards granted by the Company since 2014.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 5% during 2017 as compared to 2016, primarily due to decreases in travel costs.

Rent and utilities increased 5% during 2017 as compared to 2016 due to increases in rental costs for the Company.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses decreased 12% in 2017 compared to 2016 which primarily reflected decreases in insurance, office, and equipment repair costs in 2017.

Other Income and Expenses

	Year Ended December 31, 2017	Year Ended December 31, 2016	% change

Other income and expense
Interest income	4,000	-	100%
Interest expense	(223,000)	(248,000)	-10%
Amortized debt discount	(154,000)	(31,000)	397%
Total other income and expense	$(373,000)	$(279,000)	34%

Interest expense decreased 10% in 2017 compared to 2016 reflecting the reduction in debt due to approximately $818,000 in debt principal payments made by the Company during 2017. Amortized debt discount expense is for the cost, including equity based cost, incurred when the Company extended the maturity dates of certain of its debt instruments during 2017.

Net Loss and Loss Per Share

	Year Ended December 31, 2017	Year Ended December 31, 2016	% change

Net loss	$(578,000)	$(950,000)	-39%

Loss per common share:
Basic and diluted	$(0.04)	$(0.07)	-43%

Shares used in computing loss per common share:
Basic and diluted	14,424,344	13,068,329	10%

During 2017, the Company had a net loss of approximately $578,000 as compared to a net loss of approximately $950,000 in 2016, representing a 39% decrease. The decrease in net loss is primarily due to significant reductions in cost of goods sold, sales, general, and administrative compensation, professional fees, and stock based compensation costs incurred during 2017, which more than offset the 3% decrease in revenue in 2017.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2017, the Company had cash of approximately $4.2 million. In addition, the Company had $800,000 available to its packaging division under a revolving credit line. As of December 31, 2017, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings, if necessary.

Operating Cash Flow - During 2017, the Company expended approximately $1.4 million for operations, which resulted from significant pay down of accounts payable and the reduction in deferred expenses for to the Company’s patent monetization program.

Investing Cash Flow - During 2017, the Company expended approximately $959,000 on equipment for its packaging and plastic card operations for various machinery, equipment, and software including a diecutter machine for packaging and new security software for plastic card operations. The Company expended approximately $12,000 on patent prosecution costs during 2017.

Financing Cash Flows - During 2017, the Company made aggregate principal payments on long-term debt of approximately $818,000. In addition, the Company’s subsidiary, Plastic Printing Professionals, used $522,000 from an equipment line of credit towards the initial payment on the purchase of a printing press expected to be placed in service at its facility during the first quarter of 2018. The Company also received net proceeds of approximately $951,000 from the sale of the Company’s common stock. During 2016, the Company made aggregate principal payments of long-term debt of approximately $1,386,000, which included a one-time payment of $495,000 to one of its third-party funding providers. In addition, the company raised approximately $200,000 from the private placement of its common stock during the fourth quarter of 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2017 or 2016 as we are generally able to pass the increase in our material and labor costs to our customers, or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2017 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customer” related to revenue from contracts with customers. Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt Topic 606 effective January 1, 2018. Topic 606 will not have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have elected not to adopt this standard in advance of its required effective date.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standards update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on our Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not intend to early adopt ASU 2017-09 and do not expect the adoption of this new accounting standard will have a material impact on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on our Consolidated Financial Statements.

Newly Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis. We adopted the new accounting standard in the first quarter of 2017. There was no material impact to the Company’s financial statements as a result of adopting this new accounting standard.

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

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statement (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2004.

Rochester, New York

March 6, 2018

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	December 31, 2017	December 31, 2016

ASSETS

Current assets:
Cash	$4,188,623	$5,871,738
Restricted cash	256,005	177,609
Accounts receivable, net	2,025,284	1,890,981
Inventory	1,651,246	1,206,377
Prepaid expenses and other current assets	261,324	350,289

Total current assets	8,382,482	9,496,994

Property, plant and equipment, net	4,805,640	4,573,841
Investment	484,930	-
Other assets	83,376	45,821
Goodwill	2,453,597	2,453,349
Other intangible assets, net	1,220,752	1,896,018

Total assets	$17,430,777	$18,466,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$728,652	$2,212,653
Accrued expenses and deferred revenue	1,105,718	1,290,593
Other current liabilities	2,953,629	2,996,310
Short-term debt	3,645,760	-
Current portion of long-term debt, net	966,506	1,202,335

Total current liabilities	9,400,265	7,701,891

Long-term debt, net	1,734,171	5,249,569
Other long-term liabilities	1,384,500	2,184,843
Deferred tax liability, net	125,982	45,619

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 16,599,327 shares issued and outstanding (13,502,653 on December 31, 2016)	331,987	270,053
Additional paid-in capital	106,633,708	104,338,002
Subscription receivable	(300,000)	-
Accumulated other comprehensive loss	(23,069)	(45,343)
Accumulated deficit	(101,856,767)	(101,278,611)
Total stockholders’ equity	4,785,859	3,284,101

Total liabilities and stockholders’ equity	$17,430,777	$18,466,023

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2017	2016
Revenue:
Printed products	$17,026,247	$17,277,172
Technology sales, services and licensing	1,635,625	1,900,427

Total revenue	18,661,872	19,177,599

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	11,008,882	11,119,780
Selling, general and administrative (including stock based compensation)	6,465,016	7,326,063
Depreciation and amortization	1,413,838	1,391,815

Total costs and expenses	18,887,736	19,837,658

Operating loss	(225,864)	(660,059)

Other income (expense):
Interest income	4,209	-
Interest expense	(223,321)	(248,064)
Amortized debt discount	(154,142)	(31,150)
Loss before income taxes	(599,118)	(939,273)

Income tax expense (benefit)	(20,962)	10,730

Net loss	$(578,156)	$(950,003)

Other comprehensive loss:
Interest rate swap gain	22,274	18,354

Comprehensive loss:	$(555,882)	$(931,649)

Loss per common share:
Basic and diluted	$(0.04)	$(0.07)

Shares used in computing loss per common share:
Basic and diluted	14,424,344	13,068,329

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2017	2016
Cash flows from operating activities:
Net loss	$(578,156)	$(950,003)
Adjustments to reconcile net loss to net cash (used by) from operating activities:
Depreciation and amortization	1,413,838	1,391,815
Stock based compensation	214,862	328,567
Paid in-kind interest	72,000	39,000
Change in deferred tax provision	80,363	(116,488)
Amortization of deferred financing costs	154,142	21,351
Gain on settlement of legal expenses	(219,364)	-
Decrease (increase) in assets:
Accounts receivable	(134,303)	206,452
Inventory	(444,869)	(268,547)
Prepaid expenses and other current assets	51,409	(38,532)
Restricted cash	(78,396)	115,434
Increase (decrease) in liabilities:
Accounts payable	(893,431)	267,581
Accrued expenses	(60,791)	-
Other liabilities	(944,834)	4,469,895
Net cash (used by) from operating activities	(1,367,530)	5,466,525

Cash flows from investing activities:
Purchase of property, plant and equipment	(958,819)	(269,870)
Proceeds from sale of intangibles	-	495,000
Purchase of intangible assets	(11,552)	(73,661)
Net cash (used by) from investing activities	(970,371)	151,469

Cash flows from financing activities:
Payments of long-term debt	(818,332)	(1,386,420)
Borrowings from equipment line of credit	522,000	-
Issuances of common stock, net of issuance costs	951,118	199,908
Net cash from (used by) financing activities	654,786	(1,186,512)

Net (decrease) increase in cash	(1,683,115)	4,431,482
Cash at beginning of year	5,871,738	1,440,256

Cash at end of year	$4,188,623	$5,871,738

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Loss	Deficit	Total

Balance, December 31, 2015	12,970,487	$259,410	$103,820,170	$-	$(63,697)	$(100,328,608)	$3,687,275

Issuance of common stock, net	300,000	6,000	193,908	-	-	-	199,908
Stock based payments, net of tax effect	231,000	4,620	323,947	-	-	-	328,567
Shares issued upon reverse stock split as a result of rounding up of fractional shares	1,166	23	(23)	-	-	-	-
Other comprehensive gain	-	-	-	-	18,354	-	18,354
Net loss	-	-	-	-	-	(950,003)	(950,003)

Balance, December 31, 2016	13,502,653	$270,053	$104,338,002	$-	$(45,343)	$(101,278,611)	$3,284,101

Issuance of common stock, net	2,946,674	58,934	2,083,844	(300,000)	-	-	1,842,778
Stock based payments, net of tax effect	150,000	3,000	211,862	-	-	-	214,862
Other comprehensive gain	-	-	-	-	22,274	-	22,274
Net loss	-	-	-	-	-	(578,156)	(578,156)

Balance, December 31, 2017	16,599,327	$331,987	$106,633,708	$(300,000)	$(23,069)	$(101,856,767)	$4,785,859

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security System and its subsidiaries, including DSS International, which was formed in July of 2017. DSS International has a subsidiary in Hong Kong which had minimal activity in 2017. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash - As of December 31, 2017, cash of $256,005 ($177,609– December 31, 2016) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

Accounts Receivable - The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At December 31, 2017, the Company established a reserve for doubtful accounts of approximately $50,000 ($50,000 – 2016). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully-prepared packaging which and are stated at the lower or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2017 was approximately $727,000 ($635,000 - 2016).

Investment - In accordance with ASC 325-20, the Company records its investment in common stock of Singapore eDevelopment Limited at cost as the fair market value of the investment is not readily determinable. The Company evaluates investment for indications of impairment at least annually.

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

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The fair value of investments carried at cost is estimated to exceed carrying value; however the fair value is not considered readily determinable based on the lack of liquidity for the shares owned.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has two interest rate swaps that change variable rates into fixed rates on two term loans. These swaps qualify as Level 2 fair value financial instruments. These swap agreements are not held for trading purposes and the Company does not intend to sell the derivative swap financial instruments. The Company records the interest swap agreements on the balance sheet at fair value because the agreements qualify as a cash flow hedges under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of non-performance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liability as of December 31, 2017 was approximately $23,000 ($45,000 - December 31, 2016).

As of December 31, 2017 the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 7) which changes a variable rate into a fixed rate on a term loan as follows:

Notional Amount	Variable Rate	Fixed Cost	Maturity Date
$915,107	4.512%	5.87%	August 30, 2021

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

Advertising Costs – Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were approximately $23,000 in 2017 ($27,000– 2016).

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. The Company spent approximately $106,000 and $435,000 on research and development during 2017 and 2016, respectively. Research and development costs decreased during 2017 as compared to 2016 as the Company moved some personnel from research and development to program support to meet the requirements of current and prospective customers of the Company’s AuthentiGuard product line.

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

As of December 31, 2017 and 2016, there were 3,177,759 and 3,672,878, respectively, of common stock share equivalents potentially issuable under convertible debt agreements, employment agreements, options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. Common stock equivalents were excluded from the calculation of diluted earnings per share for 2017 and 2016 in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the years ended December 31, 2017 and 2016.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2017, two customers accounted for 46% of our consolidated revenue. As of December 31, 2017, these two customers accounted for 38% of our trade accounts receivable balance. During 2016, these two customers accounted for 38% of our consolidated revenue. As of December 31, 2016, these two customers accounted for 31% of our trade accounts receivable balance.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers”. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The revenue standards will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt Topic 606 effective January 1, 2018. Topic 606 will not have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on our Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standards update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on our Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not intend to early adopt ASU 2017-09 and do not expect the adoption of this new accounting standard will have a material impact on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on our Consolidated Financial Statements.

Newly Adopted Accounting Pronouncements – In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis. We adopted the new accounting standard in the first quarter of 2017. There was no material impact to the Company’s financial statements as a result of adopting this new accounting standard.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company as of January 1, 2017. Adoption of this new accounting standard resulted in the recognition of an increase in the Company’s gross deferred tax asset of approximately $350,000 and an offsetting increase in the valuation allowance. There was no impact to the Company’s retained earnings or other material impact to the financial statements as a result of adopting this new accounting standard.

NOTE 3 – INVENTORY

Inventory consisted of the following at December 31:

	2017	2016
Finished Goods	$965,757	$736,987
Work in process	383,270	314,353
Raw Materials	302,219	155,037

	$1,651,246	$1,206,377

NOTE 4 – RELATED PARTY INVESTMENT

On September 12, 2017, the Company and Hengfai Business Development Pte Ltd. (“HBD”) entered into a Securities Exchange Agreement whereby the Company agreed to issue and sell to HBD 683,000 shares of its common stock, which had a market value on that date of $484,930, in exchange for 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 of ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The SED shares and warrants were owned by HBD. One of the directors of the Company, Mr. Heng Fai Ambrose Chan, is a related party to each of HBD and SED. The cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. In making this assessment, the Company determined, that the SED shares trade on the Singapore Stock Exchange and had a market value of $900,112 and the warrant had an aggregate intrinsic value of approximately $1,343,000 based on a share price of SGD $0.057 (US$ 0.042) as of December 31, 2017. However, the Company determined that these values did not represent a readily determinable fair value due to a potential lack of liquidity of the SED shares and warrants due to a low average trading volume of the SED shares. As a result, as of December 31, 2017, the investment is carried at cost of approximately $485,000.

NOTE 5 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

		2017	2016
	Estimated Useful Life

Machinery and equipment	5-10 years	$6,796,617	$5,879,958
Building and improvements	39 years	1,923,027	1,923,027
Land		185,000	185,000
Leasehold improvements	See (1)	722,984	722,984
Furniture and fixtures	7 years	71,903	68,272
Software and websites	3 years	171,007	412,113

Total cost		9,870,538	9,191,354
Less accumulated depreciation		5,064,898	4,617,513

Property, plant, and equipment, net		$4,805,640	$4,573,841

(1) Expected lease term between 3 and 10 years.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

During 2017 and 2016, the Company spent approximately $12,000 and $74,000, respectively, on capitalized patent prosecution costs.

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

Intangible assets are comprised of the following:

		December 31, 2017			December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists and non-compete agreements	5-10 years	1,997,300	1,810,750	186,550	1,997,300	1,721,357	275,943
Acquired intangibles - patents and patent rights	Varied (1)	3,155,000	2,603,942	551,058	3,155,000	2,092,767	1,062,233
Patent application costs	Varied (2)	1,148,017	664,873	483,144	1,136,465	578,623	557,842
		$6,300,317	$5,079,565	$1,220,752	$6,288,765	$4,392,747	$1,896,018

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2017, the weighted average remaining useful life of these assets in service was approximately 1.7 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2017, the weighted average remaining useful life of these assets in service was approximately 6.3 years.

Amortization expense for the year ended December 31, 2017 amounted to approximately $687,000 ($700,000 –2016).

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount

2018	$542,089
2019	$277,570
2020	$183,606
2021	$81,731
2022	$80,102

Goodwill

The Company performed its annual goodwill impairment test as of December 31, 2017. The Company has goodwill attributed to two of its reporting units which are its Packaging and Plastics reporting units respectively. The Company performed the first step of the goodwill impairment test by comparing the fair value of each of its reporting units with their carrying amounts including goodwill. In performing this step, the Company determined estimates of fair value using a discounted cash flow model for each of these reporting units. The Company determined that it’s Packaging and Plastic reporting units each had to fair values in excess of their carrying value and therefore, did not have an indication of goodwill impairment.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	Packaging	Plastics	Total

Balance as of January 1, 2016
Goodwill	$1,768,400	$684,949	$2,453,349
Accumulated impairment losses	-	-	-
	1,768,400	684,949	2,453,349

Balance as of December 31, 2016
Goodwill	1,768,400	684,949	2,453,349
Accumulated impairment losses	-	-	-
	1,768,400	684,949	2,453,349

Balance as of December 31, 2017
Goodwill	1,768,648	684,949	2,453,597
Accumulated impairment losses	-	-	-
	$1,768,648	$684,949	$2,453,597

NOTE 7 – SHORT TERM AND LONG TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (5.12% as of December 31, 2017) and matures on May 31, 2018. As of December 31, 2017 and 2016, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Modification and Extension Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens Bank pursuant to which Citizens agrees to lend up to $1,200,000 for the purpose of enabling Premier Packaging to purchase equipment from time to time that it may need for use in its business. As of the date of this report, the revolving line had a balance of $0.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens Bank pursuant to which Citizens agreed to lend up to $800,000 for the purpose of enabling Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bears interest at 2% above the LIBOR Advantage Rate (as defined in the Agreement) (3.44% at December 31, 2017) until converted. Effective on conversion, the interest rate payable on the aggregate principal balance outstanding shall be adjusted to a fixed rate equal to 2% above Citizens’ cost of funds as determined by Citizens. Prior to conversion, interest on the outstanding principal is payable in arrears monthly.After conversion, the aggregate principal balance may be repaid in (i) up to 84 installments comprised of principal and interest for new equipment or (ii) up to 60 installments comprised of principal and interest for used equipment. An initial advance was made under the Equipment Acquisition Line of Credit on December 1, 2017, in the amount of $522,000, to fund the purchase of a used 6-color commercial press.

Long-Term Debt - On December 30, 2011, the Company issued a $575,000 convertible note that was initially due on December 29, 2013, and carries an interest rate of 10% per annum, The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. In conjunction with the issuance of the convertible note, the Company determined a beneficial conversion feature existed amounting to approximately $88,000, which was recorded as a debt discount to be amortized over the term of the note. On May 24, 2013, the Company amended the convertible note to extend the maturity date of the note from December 29, 2013 to December 29, 2015. The change in the fair value of the embedded conversion option exceeded 10% of the carrying value of the original debt and, therefore, the Company accounted for this restructuring as an extinguishment in accordance with FASB ASC 470-50 “Debt Modifications and Extinguishments”. The note was written up to its fair value on the date of modification of approximately $650,000 and the premium recorded in excess of its face value was amortized over the remaining life of the note. On February 23, 2015, the Company entered into Convertible Promissory Note Amendment No. 2 to extend the maturity date to December 30, 2016, eliminate the conversion feature, and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $230,000 due on the extended maturity date. On April 12, 2016, the Company entered into Convertible Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $155,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to April 30, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company also issued the lender an additional consideration of 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of December 31, 2017, the balance of the term loan was $50,000 ($230,000 at December 31, 2016).

On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to December 31, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company also issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of December 31, 2017, the balance of the term loan was $325,000 ($505,000 at December 31, 2016).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“Peoples Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of December 31, 2017, the loan had a balance of $286,560 ($559,609 at December 31, 2016).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of December 31, 2017, the loan had a balance of $257,007 ($360,611 at December 31, 2016).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (4.51% at December 31, 2017). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of December 31, 2017, the Promissory Note had a balance of $915,107 ($966,786 at December 31, 2016).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5 year period of $2,500 plus interest calculated at a variable rate of 1 Month Libor plus 3.15% (4.52% at December 31, 2017), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of December 31, 2017, the note had a balance of $345,000 ($375,000 at December 31, 2016).

The Citizens Bank credit facilities to each of the Company’s subsidiaries, Premier Packaging and Plastic Printing Professionals, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the year December 31, 2017, both Premier Packaging and Plastic Printing Professionals were in compliance with the covenants.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit and other debt which can be settled with non-monetary assets and net of deferred financing costs, subsequent to December 31, 2017 are as follows:

Year	Amount

2018	$966,506
2019	596,018
2020	209,528
2021	824,226
2022	104,400

Total	$2,700,678

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

On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. On May 23, 2016, DSSTM remitted $495,000 in proceeds received from the sale of patent assets (Note 6) to Fortress under the terms of the Agreement. On September 20, 2016, DSSTM remitted $125,250 in proceeds received from a settlement to Fortress as repayment of the note principal balance under the terms of the Agreement.

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

Additionally, per the Amendment, DSSTM agrees to pay to the Investors an amount equal to 25% of any amounts received by DSSTM for any and all types of monetization activities related to certain of its patents covering systems and methods of using low power wireless peripheral devices (collectively, “BlueTooth Patents”), but only until the Investors have received payments under the Agreement totaling the sum of (i) the Capitalized Expenses plus (ii) payments of principal and interest on the Notes totaling the sum of (x) $4,500,000 (consisting of the previously made Advances) plus (y) additional amounts, if any, advanced by the Investors pursuant to the Agreement. In addition to the monetization interest granted the Investors in the BlueTooth Patents, DSSTM also granted the Collateral Agent and the Investors a security interest in certain of DSSTM’s unencumbered semiconductor patents to further collateralize the amounts owed under the Agreement.

As of December 31, 2017, DSSTM has made aggregate principal payments of $770,250 on the notes. As of December 31, 2017, $3,702,129 is recorded as a short-term debt under the arrangement, which includes $281,500 of accrued interest, less unamortized debt issuance costs of $29,994. In addition, as of December 31, 2017, $459,000 of fixed and contingent equity interests is recorded in other short-term liabilities. On February 13, 2018, the Maturity Date, DSS Technology Management again defaulted by failing to pay the investors an amount equal to (x) two times the aggregate amount of all advances made by the investors as of such date plus (y) the Capitalized Expenses. The sole recourse available to the investors under the agreement is the establishment of a special purpose entity controlled by the investors which would take ownership of the collateral consisting of the patents covered under the agreement, as amended. Each of the investors and the collateral agent have contractually agreed that they will not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the patents and the monetization payments and the remaining deposit.

NOTE 8 – OTHER LIABILITIES

On November 14, 2016, the Company entered into a Proceeds Investment Agreement (the “Agreement”) with Brickell Key Investments LP (“BKI”). Pursuant to the Agreement, BKI financed an aggregate of $13,500,000 in a patent purchase and monetization program to be implemented and managed by the Company (the “Financing”). Pursuant to the Agreement. $3,000,000 of the Financing was used to cover the Company’s purchase of a portfolio of U.S. and foreign LED patents and a license from Intellectual Discovery Co., Ltd., a Korean company (collectively, the “LED Patent Portfolio”), resulting in a basis in these assets of $0. A total of $6,000,000 of the Financing was directed by BKI to attorneys to cover anticipated attorneys’ fees and out-of-pocket expenses for legal proceedings that may transpire relating to enforcement of the LED Patent Portfolio. This amount is not included in the Company’s financial statements as the Company has no control over these funds, which are segregated and escrowed in the attorneys’ trust account.

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of December 31, 2017, an aggregate of approximately $3,447,000 is recorded as other liabilities by the Company, of which approximately $2,062,500 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $1,997,000 in other liabilities is allocated to working capital, which the Company is amortizing this amount on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 31, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017 and $80,000 per month for the remainder of 2017. During the year ended December 31, 2017, there was $30,000 of Inter Partes Review costs and an aggregate of $732,500 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSS Technology Management, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSS Technology Management entered into a Proceed Right Agreement with certain investors pursuant to which DSS Technology Management initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of December 31, 2017, the Company had received an aggregate of $650,000 ($650,000 in 2016) from the investors pursuant to the agreement of which approximately $432,000 was in other liabilities in the consolidated balance sheets ($467,000 as December 31, 2016). The Company will reduce the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

As described in Note 7, On February 13, 2014, the Company’s subsidiary, DSSTM entered into an Investment Agreement with Fortress pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000. Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000. On March 27, 2014, DSSTM received an additional $1,000,000 under the Agreement comprised of a promissory note for $900,000 and fixed and contingent equity interests of $100,000. On September 5, 2014, DSSTM received the remaining $1,500,000 under the Agreement comprised of a promissory note for $1,350,000 and fixed and contingent return interests of $150,000. The $495,000 of aggregate fixed and contingent equity interests received are recorded in other liabilities. The Company will reduce the liability upon payment to the Investor from available proceeds from litigation, or if none by the maturity date of February 13, 2018, then such amounts will be reversed from other liabilities and recorded as other income sometime in 2018.

NOTE 9 - STOCKHOLDERS’ EQUITY

On August 26, 2016, the Company affected a one-for-four reverse stock split of the Company’s common stock. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Sales of Equity – On August 30, 2017, the Company sold 1,200,000 shares of unregistered common stock and five-year warrants to purchase up to an aggregate of 240,000 additional shares of the Company’s common stock at an exercise price of $1.00 to a total of two related party accredited investors for an aggregate purchase price of $900,000, of which $300,000 was receivable as of December 31, 2017. On September 7, 2017, the Company sold 133,333 shares of unregistered common stock and five-year warrants to purchase up to an aggregate of 26,667 additional shares of the Company’s common stock at an exercise price of $1.00 to two related party accredited investors for an aggregate purchase price of $100,000. In conjunction with these transactions, the Company recorded $62,000 in related costs for placement agent fees and stock listing fees. The warrants had an estimated aggregate fair value of approximately $112,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 89.3%, a risk free rate of return of 1.7% and zero dividend and forfeiture estimates.

On September 12, 2017, the Company and Hengfai Business Development Pte Ltd. (“HBD”) entered into a Securities Exchange Agreement whereby the Company agreed to issue and sell to HBD 683,000 shares of its common stock, which had a market value on that date of $484,930, in exchange for 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 of common shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The SED shares and warrants were owned by HBD. The cost of the investment was the fair value of the Company’s common stock issued in the transaction which was determined to have the most readily determinable fair value. In conjunction with these transactions, the Company recorded $13,660 in stock listing fees. As of December 31, 2017, the investment is carried at cost of approximately $485,000.

On November 1, 2017, the Company issued 500,000 shares of its common stock, and a three-year warrant to purchase up to 125,000 additional shares of the Company’s common stock at an exercise price of $1.00 per share, along with a cash payment of $125,000, to Nix, Patterson & Roach LLP (“NPR”), a law firm, for the purpose of settling all accrued and outstanding billed and unbilled invoices for expenses owed by the Company to NPR of approximately $714,000 in connection with various litigation matters handled by NPR on behalf of the Company. The warrants had an estimated aggregate fair value of approximately $40,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 89.1%, a risk free rate of return of 2.0% and zero dividend and forfeiture estimates. The aggregate estimated fair value of the cash payment and equity instruments issued to NPR was approximately $495,000 which resulted in a reduction of approximately $219,000 of legal expense recorded by the Company, and presented in general and administrative expenses on the Company’s financial statements, in conjunction with the agreement.

On December 29, 2016, the Company completed the sale of 300,000 shares of its common stock and a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share for an aggregate purchase price of $225,000 pursuant to a securities purchase agreement. The warrants had an estimated aggregate fair value of approximately $87,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 86.4%, a risk free rate of return of 1.96% and zero dividend and forfeiture estimates. The Company was assessed $25,000 in listing fees by the NYSE American for equity issuances during 2016.

Stock Warrants – During 2017, the Company received an aggregate of approximately $336,000 in proceeds from the exercise of warrants for 394,091 shares of the Company’s common stock. On November 29, 2016, in consideration of the financing described in Note 8 the Company issued a five-year warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants had an estimated aggregate fair value of approximately $199,000 which was determined by utilizing the Black-Scholes-Merton option pricing model with a volatility of 86.4%, a risk free rate of return between of 1.78% and zero dividend and forfeiture estimates. The Company recorded $198,000 of stock based compensation in the fourth quarter of 2016 in conjunction with these warrants.

The Company issued five-year warrants to purchase up to 200,000 shares of the Company’s common stock as part of the December 29, 2016 equity sale at an exercise price of $1.00 per share.

The following is a summary with respect to warrants outstanding and exercisable at December 31, 2017 and 2016 and activity during the years then ended:

	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at January 1:	2,812,515	$11.20	1,862,515	16.40
Granted during the year	391,667	1.00	950,000	1.00
Exercised/lapsed/terminated	(559,092)	5.11	-	-

Outstanding at December 31:	2,645,090	$10.98	2,812,515	11.20
Exercisable at December 31:	2,645,090	$10.98	2,812,515	11.20
Weighted average months remaining		24.3		34.6

Stock Options - On June 20, 2013 the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 1,500,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).

The following is a summary with respect to options outstanding at December 31, 2017 and 2016 and activity during the years then ended:

	2017			2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining	Number of Options	Weighted Average Exercise Price	Weighted Average Life Remaining
			(in years)			(in years)
Outstanding at January 1:	635,597	9.33		1,106,140	11.56
Granted	-	-		37,500	1.00
Lapsed/terminated	(152,930)	9.67		(508,043)	13.56
Outstanding at December 31:	482,667	10.72	3.3	635,597	9.33	3.7
Exercisable at December 31:	478,500	9.29	3.3	610,611	10.85	3.7
Expected to vest at December 31:	4,167	1.00	3.3	25,000	1.00	4.3

Aggregate intrinsic value of outstanding options at December 31:	$10,000			$-
Aggregate intrinsic value of exercisable options at December 31:	$6,667			$-
Aggregate intrinsic value of options expected to vest at December 31:	$3,333			$-

There were no options granted in 2017. The weighted-average grant date fair value of options granted during the year ended December 31, 2016 was $0.10. The aggregate grant date fair value of options that vested during 2017 was approximately $417 ($71,000 -2016). There were no options exercised during 2017 or 2016.

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

The following table shows our weighted average assumptions used to compute the share-based compensation expense for stock options and warrants granted during the year ended December 31, 2016. There were no options or warrants granted for compensation during the year ended December 31, 2017.

Volatility	85.6%
Expected option term	3.5 years
Risk-free interest rate	1.3%
Expected forfeiture rate	0.0%
Expected dividend yield	0.0%

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

On January 12, 2017, the Company issued an aggregate of 150,000 shares of restricted stock to members of the Company’s management team of which 100,000 vested on May 17, 2017 and had an aggregated grant date fair value of approximately $126,000. The remaining 50,000 vested if the Company achieved adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of at least $500,000 and a stock trading price of at least $1.00 per share by the close of the fourth quarter of 2017, both of which were achieved.

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

The following is a summary of activity of restricted stock during the years ended at December 31, 2017 and 2016:

	Shares	Weighted - average Grant Date Fair Value
Restricted shares outstanding, December 31, 2015	15,000	$0.88
Restricted shares granted	231,000	0.56
Restricted shares vested	(15,000)	0.88
Restricted shares outstanding, December 31, 2016	231,000	$0.56
Restricted shares granted	150,000	0.84
Restricted shares vested	(331,000)	0.64
Restriced shares outstanding, December 31, 2017	50,000	$0.64

Stock-Based Compensation - The Company records stock-based payment expense related to these options based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During 2017, the Company had stock compensation expense of approximately $215,000 or $0.01 basic earnings per share ($329,000; $0.03 basic earnings per share - 2016). As of December 31, 2017, there was approximately $1,700 of total unrecognized compensation costs related to options and restricted stock granted under the Company’s stock option plans, which the Company expects to recognize over the weighted average period of six months.

NOTE 10 - INCOME TAXES

Following is a summary of the components giving rise to the income tax expense (benefit) for the years ended December 31:

The expense (benefit) for income taxes consists of the following:

	2017	2016
Currently payable:
Federal	$(16,694)	$132,835
State	8,572	(5,617)
Total currently payable	(8,122)	127,218
Deferred:
Federal	(410,402)	(379,710)
State	(58,001)	(111,642)
Total deferred	(468,403)	(491,352)
Less: increase in valuation allowance	524,381	374,864
Plus: effect of tax change	(68,818)	-
Net deferred	(12,840)	(116,488)
Total income tax expense (benefit)	$(20,962)	$10,730

Individual components of deferred taxes are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$10,063,436	$15,302,177
Equity issued for services	146,029	280,975
Goodwill and other intangibles	997,676	1,684,346
Investment in pass-through entity	11,575	17,898
Deferred revenue	807,959	1,522,258
Other	523,937	849,325
Gross deferred tax assets	12,550,612	19,656,979

Deferred tax liabilities:
Goodwill and other intangibles	169,170	277,231
Depreciation and amortization	62,288	272,406
Gross deferred tax liabilities	231,458	549,637

Less: valuation allowance	(12,445,136)	(19,152,961)

Net deferred tax liabilities	$(125,982)	$(45,619)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017, The effect of the rate change attributable to the Tax Act on the Company’s effective tax rate was 11.5% (or $68,818) decrease in the net deferred tax liability.

The Tax Act repeals the corporate alternative minimum tax (AMT) and permits existing minimum tax credits carryovers to offset the regular tax liability for any tax year. Further, the credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50 percent of the excess of the minimum tax credit over regular liability. Any remaining credit will be fully refundable for the year ended December 31, 2021. As of December 31, 2017, the Company had $93,201 of minimum tax credit recorded as a deferred tax asset, which was reclassified as to a current and non-current receivable of 46,600 and 46,601 respectively.

The Company has approximately $47.2 million in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2022 through 2036. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire and any other deferred tax assets, the Company has recorded a valuation allowance accordingly. The Company’s NOLs are subject to annual limitations as a result of a change in its equity ownership as defined under the Internal Revenue Code Section 382. These limitations, as applicable, could further limit the use of the NOLs. The valuation allowance for deferred tax assets decreased by approximately $6.9 million in the year ended December 31, 2017. The decreases in the valuation allowance was primarily due to the revaluation of the deferred taxes due to the enactment of the Tax Cuts and Jobs Act.

The Company has adopted the provisions of ASU 2016-09 as of the beginning of the year which requires recognition through opening retained earnings of any pre-adoption date NOL carryforwards from nonqualified stock options and other employee share-based payments (e.g., restricted shares and share appreciation rights), as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (our adoption date) in income tax expense. In light of the Company’s valuation allowance on its deferred tax assets there was no adjustment required to its retained earnings nor was there any windfall tax benefit to recognize in the Company’s income tax provision.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2017	2016

Statutory United States federal rate	34.0%	34.0%
State income taxes net of federal benefit	5.5	5.0
Permanent differences	0.8	(3.9)
Other	-	(0.4)
Tax rate change	11.5	-
Change in valuation reserves	(48.2)	(35.8)

Effective tax rate	3.6%	(1.1)%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2014-2017 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 11 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Until December 31, 2017, the Company matched up to 50% of the employee’s contribution up to a maximum match of 3%. The total matching contributions for 2017 were approximately $103,000 ($101,000 -2016). Commencing on January 1, 2018, the Company will match 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Facilities - Our corporate group and digital division together occupy approximately 5,700 square feet of commercial office space located at 200 Canal View Boulevard, Rochester, New York under a lease that expires in December 2020, at a rental rate of approximately $6,100 per month. Our Plastics division leases approximately 15,000 square feet under a lease that expires December 31, 2018 for approximately $13,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. The Company’s Technology Management division leases executive office space in Reston, Virginia under a month-to-month lease for approximately $600 per month. The Company’s Technology Management division also leases a sales and research and development facility in Plano, Texas under a renewable 12-month lease that expired in December 2017 for approximately $1,200 per month. The Company renewed the Plano lease for an additional 12 months until December 21, 2018 for approximately $1,300 per month. The Company believes that it can negotiate renewals or similar lease arrangements on acceptable terms when our current leases expire. We believe that our facilities are adequate for our current operations.

Equipment Leases – From time to time, the Company leases certain production and office equipment, digital and offset presses, laminating and finishing equipment for its various printing operations. The leases may be capital leases or operating leases and are generally for a term of 36 to 60 months. As of December 31, 2017 and 2016, the Company did not have any capitalized leases.

The following table summarizes the Company’s lease commitments.

	Operating Leases
	Equipment	Facilities	Total

Payments made in 2017	$44,131	$259,385	$303,516

Future minimum lease commitments:
2018	$43,258	$258,530	$301,788
2019	14,419	68,820	83,239
2020	-	68,820	68,820
Total	57,677	396,170	453,847

Total future minimum lease commitments	$57,677	$396,170	$453,847

Employment Agreements - The Company has employment or severance agreements with five members of its management team with terms ranging from one to five years through December 2019. The employment or severance agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2017, the minimum annual severance payments under these employment agreements are, in aggregate, approximately $735,000.

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

On July 16, 2015, DSS Technology Management filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSS Technology Management and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which was instituted by the PTAB. On September 20, 2017, PTAB ruled in favor of Samsung for all the challenged claims relating to U.S. Patent 6,784,552. DSS Technology Management then appealed this PTAB ruling to the Federal Circuit on November 17, 2017. The Federal Circuit joined this appeal with the Intel appeal effective on December 7, 2017. The appeal is still pending as of the date of this Report. Qualcomm filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSS Technology Management filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. As indicated above, this joint appeal is still pending as of the date of this Report.

On April 13, 2017, Document Security Systems, Inc. (“DSS”) filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of DSS’s Light-Emitting Diode (“LED”) patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, DSS refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. The case is currently pending. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. These challenged patents the patents that are the subject matter of the infringement lawsuit, and are still pending as of the date of this Report.

On April 13, 2017, DSS filed a patent infringement lawsuit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Everlight in the United States District Court for the Central District of California. The case is currently pending as of the date of this Report.

On April 13, 2017, DSS filed a patent infringement lawsuit against Cree, Inc. (“Cree”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, DSS refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending as of the date of this Report.

On July 13, 2017, DSS filed a patent infringement lawsuit against Osram GMBH, Osram OPTO Semiconductors GMBH & Co., and Osram Sylvania Inc. (collectively, “Osram”) in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On February 21, 2018, DSS and Osram executed a confidential settlement agreement ending the litigation between them.

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

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. DSS is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of December 31, 2017, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2017, there are no contingent payments due.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2017	2016

Cash paid for interest	$141,000	$210,000

Non-cash investing and financing activities:
Gain from change in fair value of interest rate swap derivative	22,000	18,000
Capitalized debt modification costs that increase debt balance	$-	$150,000
Account payable settled with issuance of equity instruments	$370,000	$-
Common Stock issued for investment	$485,000	$-

NOTE 14 - SEGMENT INFORMATION

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

Approximate information concerning the Company’s operations by reportable segment for the years ended December 31, 2017 and 2016 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$12,556,000	4,470,000	1,636,000	-	$18,662,000
Depreciation and amortization	663,000	134,000	614,000	3,000	1,414,000
Interest expense	107,000	-	62,000	54,000	223,000
Amortized Debt Discount	1,000	-	131,000	22,000	154,000
Stock based compensation	-	-	40,000	175,000	215,000
Income tax benefit	-	-	-	(21,000)	(21,000)
Net Income (loss) to common shareholders	1,453,000	385,000	(1,219,000)	(1,197,000)	(578,000)
Capital Expenditures	439,000	520,000	-	-	959,000
Identifiable assets	9,331,000	2,933,000	1,725,000	3,442,000	17,431,000

Year Ended December 31, 2016	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$12,934,000	4,344,000	1,900,000	-	$19,178,000
Depreciation and amortization	617,000	122,000	649,000	4,000	1,392,000
Interest Expense	121,000	-	41,000	86,000	248,000
Amortized Debt Discount	2,000	-	29,000	-	31,000
Stock based compensation	17,000	10,000	26,000	276,000	329,000
Income tax benefit	-	-	-	11,000	11,000
Net Income (loss) to common shareholders	1,533,000	447,000	(1,271,000)	(1,659,000)	(950,000)
Capital Expenditures	251,000	18,000	3,117,000	-	3,386,000
Identifiable assets	9,484,000	2,335,000	1,942,000	4,705,000	18,466,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 3.2% of total revenue for 2017 (2%- 2016). Revenue is allocated to individual countries by customer based on where the product is shipped. The Company had no long-lived assets in any country other than the United States for any period presented.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this Report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following weakness in the Company’s internal control over financial reporting as of December 31, 2017:

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. In 2017 the Company hired an accountant to assist in the financial reporting process which helped the Company remediate many, but not all, of the segregation of duties issues the Company had previously identified.

ITEM 9B -	OTHER INFORMATION

We intend to hold our 2018 Annual Meeting of Stockholders sometime between May and June of 2018.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for our 2018 Annual Stockholders Meeting (the “Proxy Statement”), which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2017, and which will be incorporated by reference herein.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).

3.2	Third Amended and Restated Bylaws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated July 1, 2013).

10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).

10.2	Warrant issued to Century Media Group, Inc. (incorporated by reference to exhibit 4.1 to Form 8-K dated January 22, 2013).

10.3	Promissory Note between Document Security Systems, Inc. and Congregation Noam Elimelech (incorporated by reference to exhibit 10.1 to Form 8-K dated May 28, 2013).

10.4	Convertible Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Mayer Laufer (incorporated by reference to exhibit 10.2 to Form 8-K dated May 28, 2013).

10.5	Warrant issued to Mayer Laufer (incorporated by reference to exhibit 4.1 to Form 8-K dated May 28, 2013).

10.6	Form of Warrant (incorporated by reference to Annex D to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).

10.7	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).

10.8	Security Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc. Document Security Systems, Inc., and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.2 to Form 8-K dated February 18, 2014).

10.9	Form of Assignment and Assumption Agreement by and among DSS Technology Management, Inc. and Fortress Credit Co LLC as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.3 to Form 8-K dated February 18, 2014).

10.10	Patent Security Agreement dated February 13, 2014 by and among DSS Technology Management. Inc. and Fortress Credit Co LLC in its capacity as Collateral Agent for the Secured Parties under the Investment Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated February 18, 2014).

10.11	Initial Advance Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.5 to Form 8-K dated February 18, 2014).

10.12	Form of First Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.6 to Form 8-K dated February 18, 2014).

10.13	Form of Second Milestone Note from DSS Technology Management, Inc. to Fortress Credit Co LLC (incorporated by reference to exhibit 10.7 to Form 8-K dated February 18, 2014).

10.14	Patent License dated February 13, 2014 by and among DSS Technology Management, Inc. and Fortress Credit Co LLC (incorporated by reference to exhibit 10.8 to Form 8-K dated February 18, 2014).

10.15	Promissory Note Amendment No. 1 between Document Security Systems, Inc. and Congregation Noam Elimelech dated May 2, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 7, 2014).

10.16	Form of Securities Purchase Agreement dated as of June 12, 2014 (incorporated by reference to exhibit 10.1 to Form 8-K dated June 13, 2014).

10.17	Underwriting Agreement dated as of December 23, 2014 by and between Document Security Systems, Inc. and National Securities Corporation as representative of the several underwriters named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated December 23, 2014).

10.18	Convertible Promissory Note Amendment No. 2 dated February 23, 2015 by and among Document Security Systems, Inc. and Mayer Laufer (incorporated by reference to exhibit 10.1 to Form 8-K dated February 26, 2015).

10.19	Promissory Note Amendment No. 2 dated as of February 26, 2015 by and among Document Security Systems, Inc. and Congregation Noam Elimelech (incorporated by reference to exhibit 10.2 to Form 8-K dated February 23, 2015).

10.20	Modification/Extension to the Amended and Restated Revolving Line Note and the Seconded Amended and Restated Credit Facility Agreement dated April 28, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K dated April 29, 2015).

10.21	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).

10.22	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).

10.23	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).

10.24	Amended Employment Agreement between Jeffrey Ronaldi and Document Security Systems, Inc. dated November 9, 2015 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 13, 2015).

10.25	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).

10.26	Promissory Note Amendment No. 3 between Document Security Systems, Inc. and Congregation Noam Elimelech dated April 12, 2016 (incorporated by reference to exhibit 10.1 to Form 8-K dated April 12, 2016).

10.27	Convertible Promissory Note Amendment No. 3 between Document Security Systems, Inc. and Mayer Laufer dated April 12, 2016 (incorporated by reference to exhibit 10.2 to Form 8-K dated April 12, 2016).

10.28	Patent Purchase Agreement between Document Security Systems, Inc. and Intellectual Discovery Co., Ltd. dated November 10, 2016 (incorporated by reference to exhibit 10.28 to Form 10-K dated March 28, 2017).

10.29	Patent License Agreement between Document Security Systems, Inc. and Intellectual Discovery Co., Ltd. dated November 10, 2016 (incorporated by reference to exhibit 10.29 to Form 10-K dated March 28, 2017).

10.30	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.30 to Form 10-K dated March 28, 2017).

10.31	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.31 to Form 10-K dated March 28, 2017).

10.32	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016 (incorporated by reference to exhibit 10.32 to Form 10-K dated March 28, 2017).

10.33	Employment Agreement between Jeffrey Ronaldi and Document Security Systems, Inc. dated December 30, 2016 (incorporated by reference to exhibit 10.1 to Form 8-K dated January 4, 2017).

10.34	Form of Common Stock Purchase Warrant between Document Security Systems, Inc. and BMI Capital Partners International Ltd. (incorporated by reference to exhibit 4.1 to Form 8-K dated January 4, 2017).

10.35	Form of Securities Purchase Agreement between Document Security Systems, Inc. and BMI Capital Partners International Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated January 4, 2017).

10.36	Convertible Promissory Note Amendment No. 4 dated May 31, 2017 (incorporated by reference to exhibit 10.1 to Form 8-K dated June 5, 2017).

10.37	Promissory Note Amendment No. 4 dated May 31, 2017 (incorporated by reference to exhibit 10.2 to Form 8-K dated June 5, 2017).

10.38	Form of Loan Agreement between Premier Packaging Corporation and Citizens Bank, N.A. (incorporated by reference to exhibit 10.1 to Form 8-K dated July 28, 2017).

10.39	Form of Term Note Non-Revolving Line of Credit Agreement between Premier Packaging Corporation and Citizens Bank, N.A. (incorporated by reference to exhibit 10.2 to Form 8-K dated July 28, 2017).

10.40	Form of Security Agreement between Premier Packaging Corporation and Citizens Bank, N.A. (incorporated by reference to exhibit 10.3 to Form 8-K dated July 28, 2017).

10.41	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated September 6, 2017).

10.42	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated September 6, 2017).

10.43	Employment Agreement dated September 11, 2017 (incorporated by reference to exhibit 10.1 to Form 8-K dated September 13, 2017).

10.44	Securities Exchange Agreement, dated September 12, 2017, between Document Security Systems, Inc. and Hengfai Business Development Pte. Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated September 15, 2017).

10.45	Form of Loan Agreement between Plastic Printing Professionals, Inc. and Citizens Bank, N.A. (incorporated by reference to exhibit 10.1 to Form 8-K dated December 6, 2017).

10.46	Form of Term Note Non-Revolving Line of Credit Agreement between Plastic Printing Professionals, Inc. and Citizens Bank, N.A. (incorporated by reference to exhibit 10.2 to Form 8-K dated December 6, 2017).

10.47	Form of Security Agreement between Plastic Printing Professionals, Inc. and Citizens Bank, N.A. (incorporated by reference to exhibit 10.3 to Form 8-K dated December 6, 2017).

10.48	Consulting Agreement between Document Security Systems, Inc. and Pamela Avallone (incorporated by reference to exhibit 10.1 to Form 8-K dated February 16, 2018).

21.1	Subsidiaries of Document Security Systems, Inc.*

23.1	Consent of Freed Maxick CPAs, P.C.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 6, 2018	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2018	By:	/s/ Robert Fagenson
Robert Fagenson
Director and Chairman of the Board

March 6, 2018	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer and Director
(Principal Executive Officer)

March 6, 2018	By:	/s/ Robert Bzdick
Robert Bzdick
President and Director

March 6, 2018	By:	/s/ Joseph Sanders
Joseph Sanders
Director

March 6, 2018	By:	/s/ Pamela Avallone
Pamela Avallone
Director

March 6, 2018	By:	/s/ Warren Hurwitz
Warren Hurwitz
Director

March 6, 2018	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

March 6, 2018	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan
Director

March 6, 2018	By:	/s/ William Lerner
William Lerner
Director

March 6, 2018	By:	/s/ Clark Marcus
Clark Marcus
Director

