Form 10-Q
period 2018-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2018-05-15
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to______________________ .

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

As of May 14, 2018, there were 16,599,237 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$3,728,086	$4,188,623
Restricted cash	555,831	256,005
Accounts receivable, net of $50,000 allowance for doubtful accounts	1,999,595	2,025,284
Inventory	1,599,547	1,651,246
Prepaid expenses and other current assets	247,996	261,324
Total current assets	8,131,055	8,382,482

Property, plant and equipment, net	4,762,554	4,805,640
Investment	484,930	484,930
Other assets	83,376	83,376
Goodwill	2,453,597	2,453,597
Other intangible assets, net	1,066,888	1,220,752

Total assets	$16,982,400	$17,430,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$917,451	$728,652
Accrued expenses and deferred revenue	1,004,025	1,105,718
Other current liabilities	2,933,591	2,953,629
Short-term debt	3,714,129	3,645,760
Current portion of long-term debt, net	806,202	966,506
Total current liabilities	9,375,398	9,400,265

Long-term debt, net	1,659,291	1,734,171
Other long-term liabilities	1,137,821	1,384,500
Deferred tax liability, net	125,982	125,982

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 16,599,327 shares issued and outstanding (16,599,327 on December 31, 2017)	331,987	331,987
Additional paid-in capital	106,622,960	106,633,708
Subscription receivable	-	(300,000)
Accumulated other comprehensive loss	(8,180)	(23,069)
Accumulated deficit	(102,262,859)	(101,856,767)
Total stockholders’ equity	4,683,908	4,785,859
Total liabilities and stockholders’ equity	$16,982,400	$17,430,777

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

(unaudited)

	2018	2017
Revenue:
Printed products	$3,923,279	$4,403,058
Technology sales, services and licensing	454,275	367,533
Total revenue	4,377,554	4,770,591

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	2,581,615	2,788,350
Selling, general and administrative (including stock based compensation)	1,782,568	1,725,881
Depreciation and amortization	345,667	342,774

Total costs and expenses	4,709,850	4,857,005

Operating loss	(332,296)	(86,414)

Other income (expense):
Interest income	3,074	-
Interest expense	(49,138)	(57,600)
Amortized debt discount	(27,731)	(35,288)
Loss before income taxes	(406,091)	(179,302)

Income tax expense	-	4,737

Net loss	$(406,091)	$(184,039)

Other comprehensive loss:
Interest rate swap gain	14,889	6,899

Comprehensive loss:	$(391,202)	$(177,140)

Loss per common share:
Basic and diluted	$(0.02)	$(0.01)

Shares used in computing loss per common share:
Basic and diluted	16,599,327	13,624,522

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(406,091)	$(184,039)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	345,667	342,774
Stock based compensation	1,251	133,807
Paid in-kind interest	12,000	18,000
Change in deferred tax provision	-	4,737
Amortization of deferred financing costs	27,731	35,288
Decrease (increase) in assets:
Accounts receivable	25,689	(133,989)
Inventory	51,699	2,854
Prepaid expenses and other current assets	13,329	(27,076)
Increase (decrease) in liabilities:
Accounts payable	188,795	(419,482)
Accrued expenses	(103,928)	(259,678)
Other liabilities	(249,594)	-
Net cash used by operating activities	(93,452)	(486,804)

Cash flows from investing activities:
Purchase of property, plant and equipment	(132,937)	(66,206)
Purchase of intangible assets	(15,780)	(4,949)
Net cash used by investing activities	(148,717)	(71,155)

Cash flows from financing activities:
Payments of long-term debt	(206,542)	(203,647)
Subscription receivable	288,000	-
Net cash from (used by) financing activities	81,458	(203,647)

Net decrease in cash	(160,711)	(761,606)
Cash and restricted cash at beginning of period	4,444,628	6,049,347
Cash and restricted cash at end of period	$4,283,917	$5,287,741

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital product authentication solutions and digital information services. The Company and it’s subsidiary, DSS Technology Management, Inc., also acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In addition, in 2018, the Company commenced international operations with its wholly owned subsidiary, DSS International Inc., in its Hong Kong office.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive loss and cash flows include all adjustments considered necessary for their fair presentation in accordance with U.S. GAAP. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

Restricted Cash – As of March 31, 2018, cash of $555,831 ($256,005 – December 31, 2017) is restricted by a third-party co-investor to payments of costs and expenses associated with one of the Company’s IP monetization programs.

	March 31, 2018	December 31, 2017
Cash	$3,728,086	$4,188,623
Restricted Cash	555,831	256,005
Total	$4,283,917	$4,444,628

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

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of revolving credit lines, promissory notes and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has an interest rate swap that changes variable rates into fixed rates on one Citizens Bank term loan relating to the Company’s subsidiary, Premier Packaging. This swap qualifies as a Level 2 fair value financial instrument. This swap agreement is not held for trading purposes and the Company does not intend to sell this derivative swap financial instrument. The Company records the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A. based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of March 31, 2018 was approximately $8,000 ($23,000 - December 31, 2017).

As of March 31, 2018, the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 6) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable	Fixed	Maturity
Amount	Amount	Cost	Date
$902,939	4.82%	5.87%	August 30, 2021

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

As of March 31, 2018 and 2017, there were 3,111,527 and 3,668,127 respectively, of common stock share equivalents potentially issuable by the Company pursuant to existing options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. These shares are excluded from the calculation of diluted earnings per share in periods in which the Company had a net loss because their inclusion would be anti-dilutive to the Company’s losses in the respective periods.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2018, two customers accounted for 24% and 15%, respectively, of the Company’s consolidated revenue and accounted for 27% and 3%, respectively, of the Company’s accounts receivable balance as of March 31, 2018. During the three months ended March 31, 2017, these two customers accounted for 31% and 12%, respectively, of the Company’s consolidated revenue and accounted for 20% and 12%, respectively, of the Company’s accounts receivable balance as of March 31, 2017. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. All common share and per share figures are presented on a post one-for-four reverse stock split basis.

Recently Adopted Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customer” related to revenue from contracts with customers. Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted Topic 606 effective January 1, 2018. Topic 606 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Upon adoption, entities must record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the standard is adopted. The guidance on equity securities without readily determinable fair values will be applied prospectively to all equity investments that exist as of the date of the adoption of the standard. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company adopted this new accounting standard during the three months ended March 31, 2018. ASU 2016-01 did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company adopted this standard during the three months ended March 31, 2018. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows”, regarding the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The Company adopted the standard as of January 1, 2018 on a retrospective basis, wherein the statement of cash flow of each period presented was adjusted to reflect the effects of applying the new guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted this standard during the quarter ended March 31, 2018. The new accounting standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements –

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has elected not to adopt this standard in advance of its required effective date.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standards update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on its Consolidated Financial Statements.

2.	Revenue

Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach and applied the guidance to those contracts which were not completed as of January 1, 2018. Adoption of Topic 606 did not impact the timing of revenue recognition in the Company’s Consolidated Financial Statements for the current or prior interim or annual periods. Accordingly, no adjustments have been made to opening retained earnings or prior period amounts.

Revenue Recognition

The Company sells printed products including packaging printing and fabrication, commercial and security printing and plastic cards and badges, including cards and badges integrated with technology such as RFID and smart chips. The Company also provides information technology services and digital authentication products and services to its customers. The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. Customers, including distributors, do not have a general right of return. The Company also derives revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize the Company’s technology, or on a per item usage of the technology on the customers’ printed products. The Company recognizes license revenue at the time it is reported by the licensee. From time to time, the Company generates license revenues through litigation settlements. For these, the Company recognizes revenue upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

As of March 31, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days but up to net 60 for certain customers. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. The Company evaluates the adequacy of its allowance for doubtful accounts quarterly. Accounts outstanding for longer than contractual payment terms are considered past due and are reviewed for collectability. Receivable balances are written off when collection is deemed unlikely.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2018.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 11 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following:

	Inventory
	March 31, 2018	December 31, 2017

Finished Goods	$1,135,458	$965,757
WIP	176,624	383,270
Raw Materials	287,465	302,219

	$1,599,547	$1,651,246

4. Related Party Investment

On September 12, 2017, the Company and Hengfai Business Development Pte Ltd. (“HBD”) entered into a Securities Exchange Agreement whereby the Company agreed to issue and sell to HBD 683,000 shares of its common stock, which had a market value on that date of $484,930, in exchange for 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 of ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The SED shares and warrants were owned by HBD. One of the directors of the Company, Mr. Heng Fai Ambrose Chan, who also serves as the Chief Executive Officer of the Company’s subsidiary, DSS International Inc., is a related party to each of HBD and SED. The shares and warrants are restricted for two years after the agreement date. At the time of the investment, the cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. As of December 31, 2107, the Company performed its annual assessment of impairment for the SED shares and warrant. In making this assessment, the Company determined, that the SED shares trade on the Singapore Stock Exchange and had a market value of $900,112 and the warrant had an aggregate intrinsic value of approximately $1,343,000 based on a share price of SGD $0.057 (US$ 0.042) as of December 31, 2017. However, the Company determined that these values did not represent a readily determinable fair value due to a potential lack of liquidity of the SED shares and warrants due to a low average trading volume of the SED shares and the effect of the time restriction on the ability of the Company to sell the shares until September 17, 2019. In 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” In accordance with ASU No. 2016-01, the Company noted that the SED share price had changed but such change, evaluated under the practicability election of ASU 2016-01, did not affect the Company’s determination that this observable price change would cause the Company to change its determination that the investment cost was the most readily determinable fair value or that such price change was an indicator of impairment. As of March 31, 2018, the SED shares had a market value of $763,040 and the warrant had an aggregate intrinsic value of approximately $705,845 based on a share price of SGD $0.049 (US$ 0.036).

5. Intangible Assets

Intangible assets are comprised of the following:

		March 31, 2018			December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists and non-compete agreements	5-10 years	1,997,300	1,832,275	165,025	1,997,300	1,810,750	186,550
Acquired intangibles - patents and patent rights	Varied (1)	3,155,000	2,731,736	423,264	3,155,000	2,603,942	551,058
Patent application costs	Varied (2)	1,163,797	685,198	478,599	1,148,017	664,873	483,144
		$6,316,097	$5,249,209	$1,066,888	$6,300,317	$5,079,565	$1,220,752

(1)	Acquired patents and patent rights are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2018, the weighted average remaining useful life of these assets in service was approximately 1.47 years.

(2)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2018, the weighted average remaining useful life of these assets in service was approximately 7.3 years.

Intangible asset amortization expense for the three months ended March 31, 2018 amounted to $169,644 ($170,019 - March 31, 2017).

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (5.42% as of March 31, 2018) and expires on July 26, 2018. As of March 31, 2018 and December 31, 2017, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agrees to lend up to $1,200,000 for the purpose of enabling Premier Packaging to purchase equipment from time to time that it may need for use in its business. As of March 31, 2018 and December 31, 2017, the revolving line had a balance of $0.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $800,000 for the purpose of enabling Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bears interest at 2% above the LIBOR Advantage Rate (as defined in the agreement) (3.44% at March 31, 2018) until converted. Effective on conversion, the interest rate payable on the aggregate principal balance outstanding shall be adjusted to a fixed rate equal to 2% above Citizens’ cost of funds as determined by Citizens. Prior to conversion, interest on the outstanding principal is payable in arrears monthly. After conversion, the aggregate principal balance may be repaid in (i) up to 84 installments comprised of principal and interest for new equipment or (ii) up to 60 installments comprised of principal and interest for used equipment. An initial advance was made under the Equipment Acquisition Line of Credit on December 1, 2017, in the amount of $522,000, to fund the purchase of a used 6-color commercial press. As of March 31, 2018, the balance of the equipment line was $522,000 ($522,000 at December 31, 2017).

Long-Term Debt - On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk-free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk-free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to December 31, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of March 31, 2018, the balance of the term loan was $280,000 ($325,000 at December 31, 2017).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“People’s Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of March 31, 2018, the loan had a balance of $216,213 ($286,560 at December 31, 2017).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of March 31, 2018, the loan had a balance of $230,480 ($257,007 at December 31, 2017).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (4.82% at March 31, 2018). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan. The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of March 31, 2018, the Promissory Note had a balance of $902,939 ($915,107 at December 31, 2017).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5-year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15% (4.82% at March 31, 2018), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of March 31, 2018, the note had a balance of $337,500 ($345,000 – December 31, 2017).

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging and Plastic Printing Professionals, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants. For the year ended December 31, 2017, both Premier Packaging and Plastic Printing Professionals were in compliance with the annual covenants.

Other Debt - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, Inc. (“DSS Technology Management” or “DSSTM”), entered into an Investment Agreement (the “Agreement”) dated February 13, 2014 (the “Effective Date”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent” or “Fortress”), and certain investors (the “Investors”), pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000 (collectively, the “Advances”). Under the terms of the Agreement, on the Effective Date, DSSTM issued and sold a promissory note in the amount of $1,791,000, fixed return equity interests in the amount of $199,000, and contingent equity interests in the amount of $10,000, to each of the Investors, and in return received $2,000,000 in proceeds. To secure the Advances, DSSTM placed a lien in favor of the Investors on ten semi-conductor patents (the “Patents”) and assigned to the Investors certain funds recoverable from successful patent litigation involving these Patents, including settlement payments, license fees and royalties on the Patents. DSSTM is a plaintiff in various ongoing patent infringement lawsuits involving certain of the Patents.

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

The Agreement was amended to add expenses in the amount of $150,000 to DSSTM’s payment obligation, payable on the Maturity Date. This amount was recorded as debt issuance costs and is being amortized on a straight-line basis through the amended maturity date of February 13, 2018. The Amendment added a provision whereby DSSTM is required to deposit $300,000 on or before March 2, 2017 and (ii) a further sum of $300,000 on or before March 2, 2018, into a deposit account (collectively, the “Deposit”). The March 2, 2017 and March 2, 2018 deposits were made in a timely manner. The Deposit funds will be restricted to pay certain expenses, consisting of out-of-pocket expenses incurred in connection with certain existing patent litigation matters and other patent litigation matters which may occur after the Amendment Effective Date (the “Qualified Expenses”). In the Event of Default, the Investors may apply the then remaining Deposit to the then outstanding Obligations, if any.

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

As of February 13, 2018, DSSTM has made aggregate principal payments of $794,283 on the notes. On February 13, 2018, the Maturity Date, DSS Technology Management defaulted by failing to pay the investors an amount equal to (x) two times the aggregate amount of all advances made by the investors as of such date plus (y) the Capitalized Expenses. The sole recourse available to the investors under the agreement is the establishment of a special purpose entity controlled by the investors which would take ownership of the collateral consisting of the patents covered under the agreement, as amended. Each of the investors and the collateral agent have contractually agreed that they will not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the patents and the monetization payments and the remaining deposit. As of the date of this Report, the Investors have not processed the transfer of ownership of the patents nor have they sought any alternative arrangement with the Company. Upon transfer of the patents, or upon other resolution of the matter, such amounts will be reversed from other liabilities and recorded as other income by the Company. As of March 31, 2018, $3,714,129 is recorded as a short-term debt under the arrangement, which includes $293,500 of accrued interest, less unamortized debt issuance costs of $16,720. In addition, as of March 31, 2018, $459,000 of fixed and contingent equity interests is recorded in other short-term liabilities.

7. Other Liabilities

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of March 31, 2018, an aggregate of approximately $3,180,000 is recorded as other liabilities by the Company, of which approximately $2,043,000 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $1,737,000 in other liabilities is allocated to working capital, which the Company is amortizing on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 30, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017 and $80,000 per month for the remainder of 2017 and for the first three months of 2018. During the three months ended March 31, 2018, there was $27,000 of Inter Partes Review costs and an aggregate of $240,000 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSSTM , purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSSTM entered into a Proceed Right Agreement with certain investors pursuant to which DSSTM initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of March 31, 2018, the Company had received an aggregate of $650,000 ($650,000 in 2017) from the investors pursuant to the agreement of which approximately $432,000 was in current liabilities in the consolidated balance sheets ($432,000 as of December 31, 2017). The Company will reduce the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

As described in Note 5, On February 13, 2014, DSSTM entered into an Investment Agreement with Fortress. Pursuant to this agreement, an aggregate of $459,000 of fixed and contingent equity interests received are recorded in current liabilities. The liabilities under the Agreement matured on February 13, 2018. Per the Agreement, the Investors have the right to take ownership of the Patents as settlement of the liabilities upon maturity. As of the date of this Report, the Investors have not processed the transfer of ownership of the patents, nor have they attempted to reach any alternative arrangement with the Company. Upon transfer of the patents or upon reaching an alternative arrangement resolving the matter, such amounts will be reversed from other liabilities and recorded as other income by the Company.

8. Commitments and Contingencies

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. DSSTM is now seeking to have the federal trial court lift the current stay and resume the litigation. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations as a result of the decision.

On February 16, 2015, DSSTM filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. On June 1, 2017, the PTAB ruled in favor of Intel for all the challenged claims. On July 28, 2017, DSSTM filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. The Intel litigation has been stayed by the District Court pending final determination of the IPR proceedings.

On July 16, 2015, DSSTM filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSSTM and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which was instituted by the PTAB. On September 20, 2017, PTAB ruled in favor of Samsung for all the challenged claims relating to U.S. Patent 6,784,552. DSSTM then appealed this PTAB ruling to the Federal Circuit on November 17, 2017. The Federal Circuit joined this appeal with the Intel appeal effective on December 7, 2017. The appeal is still pending as of the date of this Report. Qualcomm filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSSTM filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. As indicated above, this joint appeal is still pending as of the date of this Report.

On April 13, 2017, the Company filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s Light-Emitting Diode (“LED”) patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, the Company refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. The case is currently pending. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. These challenged patents are the patents that are the subject matter of the infringement lawsuit which is still pending as of the date of this Report.

On April 13, 2017, the Company filed a patent infringement lawsuit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, the Company refiled its patent infringement complaint against Everlight in the United States District Court for the Central District of California. The case is currently pending as of the date of this Report.

On April 13, 2017, the Company filed a patent infringement lawsuit against Cree, Inc. (“Cree” ) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, the Company refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending as of the date of this Report.

On July 13, 2017, the Company filed a patent infringement lawsuit against Osram GMBH, Osram OPTO Semiconductors GMBH & Co., and Osram Sylvania Inc. (collectively, “Osram”) in the United States District Court for the Central District of California, alleging infringement of certain of the Company’s LED patents. DSS is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On February 21, 2018, the Company and Osram executed a confidential settlement agreement ending the litigation between them.

On August 15, 2017, the Company filed a patent infringement lawsuit against Lite-On, Inc., and Lite-On Technology Corporation in the United States District Court for the Central District of California, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report.

On December 7, 2017, the Company filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of March 31, 2018, and December 31, 2017, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of March 31, 2018, and December 31, 2017, there are no contingent payments due.

9. Stockholders’ Equity

Sales of Equity - On August 30, 2017, the Company sold 1,200,000 shares of unregistered common stock and five-year warrants to purchase up to an aggregate of 240,000 additional shares of the Company’s common stock at an exercise price of $1.00 to a total of two related party accredited investors for an aggregate purchase price of $900,000, of which $300,000 was receivable as of December 31, 2017. On March 29, 2018, the Company received the payment of the $300,000 subscription receivable from the investor.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2018, the Company had stock compensation expense of approximately $1,200 or less than $0.01 basic and diluted earnings per share ($132,000; less than $0.01 basic and diluted earnings per share for the corresponding three months ended March 31, 2017).

10. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three-month periods ended March 31, 2018 and March 31, 2017:

	2018	2017

Cash paid for interest	$37,000	$44,000

Non-cash investing and financing activities:
Gain from change in fair value of interest rate swap derivatives	$15,000	$7,000

11. Segment Information

The Company’s businesses are organized, managed and internally reported as five operating segments. Two of these operating segments, Packaging and Printing, and Plastics are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. The three other operating segments, DSS Digital Group, DSS Technology Management, and DSS International, which was added in 2018, are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2018 and 2017 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Month Ended March 31, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$2,918,000	1,005,000	454,000	-	$4,377,000
Depreciation and amortization	167,000	30,000	149,000	-	346,000
Interest expense	23,000	6,000	12,000	8,000	49,000
Amortized Debt Discount	1,000	-	21,000	6,000	28,000
Stock based compensation	-	-	1,000	-	1,000
Net Income (loss)	247,000	79,000	(497,000)	(235,000)	(406,000)
Identifiable assets	9,422,000	2,979,000	2,163,000	2,418,000	16,982,000

Three Month Ended March 31, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$3,246,000	1,157,000	368,000	-	$4,771,000
Depreciation and amortization	159,000	30,000	153,000	1,000	343,000
Interest Expense	28,000	-	14,000	16,000	58,000
Amortized Debt Discount	-	-	35,000	-	35,000
Stock based compensation	-	-	24,000	110,000	134,000
Income tax benefit	-	-	-	5,000	5,000
Net Income (loss)	392,000	163,000	(310,000)	(429,000)	(184,000)
Identifiable assets	9,331,000	2,339,000	1,998,000	3,923,000	17,591,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Total
Three months ended March 31, 2018
Packaging Printing and Fabrication	$2,610,000
Commercial and Security Printing	308,000
Technology Integrated Plastic Cards and Badges	252,000
Plastic Cards, Badges and Accessories	753,000
Total Printed Products	$3,923,000

Three months ended March 31, 2017
Packaging Printing and Fabrication	$2,920,000
Commercial and Security Printing	326,000
Technology Integrated Plastic Cards and Badges	282,000
Plastic Cards, Badges and Accessories	875,000
Total Printed Products	$4,403,000

Technology Sales, Services and Licensing Revenue Information:

Total
Three months ended March 31, 2018
Information Technology Sales and Services	$130,000
Digital Authentication Products and Services	177,000
Royalties from Licensees	147,000
Total Technology Sales, Services and Licensing	$454,000

Three months ended March 31, 2017
Information Technology Sales and Services	$131,000
Digital Authentication Products and Services	65,000
Royalties from Licensees	172,000
Total Technology Sales, Services and Licensing	$368,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as previously set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

We do business in five operating segments as follows:

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

DSS Digital Group - Develops and markets digital authentication solutions, including AuthentiGuard, a smartphone based application system that integrates traditional printed optical deterrent technologies with proprietary digital data security based solutions for brand protection and product diversion prevention.

DSS and DSS Technology Management - Acquires or internally develops patented technology or intellectual property assets (or interests therein), with the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. As previously reported by the Company, both the Company and its wholly-owned subsidiary, DSS Technology Management, currently maintain active patent infringement lawsuits against numerous defendants, including, but not limited to, cases against Apple, Inc., Seoul Semiconductor Co., Ltd. et. al., Everlight Electronics Co., Ltd. et. al., Cree, Inc., Lite-On, Inc. et. al. and Nichia Corporation et. al.

DSS International - Assists in development and marketing of the Company’s digital authentication products in the Hong Kong market.

Results of Operations for the Three Months Ended March 31, 2018 as compared to the Three Months Ended March 31, 2017

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	% change
Revenue
Printed products	$3,923,000	$4,403,000	-11%
Technology sales, services and licensing	454,000	368,000	23%

Total revenue	$4,378,000	$4,771,000	-8%

For the three months ended March 31, 2018, total revenue was approximately $4.4 million, a decrease of 8% from the corresponding three months ended March 31, 2017. Revenues from the sale of printed products decreased 11% during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to decreases in sales for packaging, printing, and fabrication, commercial and security printing, and technology integrated plastics cards and badges for the Printed Products group. Technology sales, services and licensing revenue increased 23% during the three months ended March 31, 2018 as compared to the same period in 2017, which benefited from a 172% increase in AuthentiGuard sales, offset partially by an approximately 15% decrease in licensing revenue.

Costs and expenses

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,582,000	$2,788,000	-7%
Sales, general and administrative compensation	968,000	898,000	8%
Depreciation and amortization	346,000	343,000	1%
Professional fees	234,000	161,000	45%
Stock based compensation	1,000	134,000	-99%
Sales and marketing	92,000	94,000	-2%
Rent and utilities	154,000	152,000	1%
Other operating expenses	234,000	227,000	3%
Research and development	99,000	60,000	65%

Total costs and expenses	$4,710,000	$4,857,000	-3%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased by 7% during the three months ended March 31, 2018 as compared to the same period in 2017. The decrease was driven by the 11% decrease in revenue over the same period.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 8% during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the addition of costs for the Company’s office in Hong Kong, and increases in salaries for certain members of the Company’s senior management team.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Depreciation and amortization expense increased 1% during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the depreciation of fixed asset additions for the Printed Products group.

Professional fees increased 45% during the three months ended March 31, 2018, as compared to the same period in 2017. This increase is primarily due to increases in consulting services for the Technology group, new consulting services for DSS International, and increases in legal services for patent litigation.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation decreased 99% during the three months ended March 31, 2018, as compared to the same period in 2017, as a result of an overall decline in awards provided to employees, directors and consultants during 2017 and the first three months of 2018.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses decreased 2%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the net impact of a $17,000 decline in marketing and advertising costs, and a $15,000 increase in travel and entertainment costs.

Rent and utilities increased by 1% during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increases in utility costs for the Company.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses increased by 3%, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily as the result of increases in equipment maintenance and repairs and software expenses.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs increased 65% primarily due to development costs related to the development of proprietary block chain solutions for DSS International.

Other Income and Expense

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	% change

Other income and expense
Interest income	3,000	-	100%
Interest expense	(49,000)	(58,000)	-16%
Amortized debt discount	(28,000)	(35,000)	-20%
Total other income and expense	$(74,000)	$(93,000)	-20%

Interest expense decreased 16% during the three months ended March 31, 2018, as compared to the same period in 2017, due to a decrease in the total debt carried by the Company in 2018 as compared to 2017.

Amortized debt discount decreased 20% during the three months ended March 31, 2018, as compared to the same period in 2017, which was also as a result of a decrease in the total debt carried by the Company in 2018 as compared to 2017.

Net Loss

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	% change

Net loss	$(406,000)	$(184,000)	121%

Loss per common share:
Basic and diluted	$(0.02)	$(0.01)	100%

Shares used in computing loss per common share:
Basic and diluted	16,599,327	13,624,522	22%

For the three months ended March 31, 2018, net loss was approximately $406,000, a 121% increase from a net loss of $184,000 during the three months ended March 31, 2017. The increase in net loss is primarily due to the impact of decreases in overall sales for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, the Company had cash of $3,728,086 and restricted cash of $555,831. As of March 31, 2018, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Report. In addition, the Company believes that it will have access, if needed, to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow – During the first three months of 2018, the Company used approximately $93,000 of cash for operations as compared to the use of $487,000 in cash for operations during the first three months of 2017. The significant decrease in the use of cash for operations was primarily due to the net impact of increases in accounts payable and decreases in accrued expenses and other liabilities during 2018.

Investing Cash Flow – During the first three months of 2018, the Company expended approximately $133,000 on equipment for its packaging and plastic card operations and approximately $16,000 for the prosecution of several patent applications.

Financing Cash Flows - During the first three months of 2018, the Company made aggregate principal payments for long-term debt of approximately $207,000, and received proceeds of approximately $288,000 from collection of subscription receivable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of March 31, 2018, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2018, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 which remained as of March 31, 2018, our principal executive officer and principal financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 23, 2018, in connection with the pending patent infringement litigation matter between the Company’s wholly-owned subsidiary, DSS Technology Management, Inc. (“DSSTM”) and defendant Apple, Inc. (“Apple”) in the Northern District of California, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) entered judgment in favor of DSSTM reversing a previous ruling made by the Patent Trial and Appeal Board (the “PTAB”), which was favorable to defendant Apple, finding that PTAB erred when it found certain claims of DSSTM’s U.S. Patent No. 6,128,290 to be unpatentable. As a result of this decision by the Federal Circuit, DSSTM is now seeking to have the District Court for the Northern District of California lift its current stay and resume the litigation.

In connection with DSSTM’s previously reported patent infringement litigation against Osram GMBH, Osram OPTO Semiconductors GMBH & Co., and Osram Sylvania Inc. (collectively, “Osram”), DSSTM and Osram entered into a confidential settlement agreement on February 21, 2018, ending the litigation between them.

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

DOCUMENT SECURITY SYSTEMS, INC.

May 15, 2018	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer (Principal Executive Officer)

May 15, 2018	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial Officer)

