Form 10-Q
period 2018-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2018-08-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 16,813,613 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$3,051,593	$4,188,623
Restricted cash	141,351	256,005
Accounts receivable, net of $50,000 allowance for doubtful accounts	1,906,793	2,025,284
Inventory	1,361,733	1,651,246
Prepaid expenses and other current assets	289,095	261,324

Total current assets	6,750,565	8,382,482

Property, plant and equipment, net	4,764,223	4,805,640
Investment	484,930	484,930
Other assets	83,376	83,376
Goodwill	2,453,597	2,453,597
Other intangible assets, net	605,756	1,220,752

Total assets	$15,142,447	$17,430,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,032,559	$728,652
Accrued expenses and deferred revenue	986,486	1,105,718
Other current liabilities	2,495,967	2,953,629
Short-term debt	-	3,645,760
Current portion of long-term debt, net	624,281	966,506

Total current liabilities	5,139,293	9,400,265

Long-term debt, net	1,640,621	1,734,171
Other long-term liabilities	783,300	1,384,500
Deferred tax liability, net	125,982	125,982

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 16,599,327 shares issued and outstanding (16,599,327 on December 31, 2017)	331,987	331,987
Additional paid-in capital	106,707,881	106,633,708
Subscription receivable, net	-	(300,000)
Accumulated other comprehensive loss	(1,217)	(23,069)
Accumulated deficit	(99,585,400)	(101,856,767)
Total stockholders’ equity	7,453,251	4,785,859

Total liabilities and stockholders’ equity	$15,142,447	$17,430,777

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Printed products	$3,724,980	$3,382,563	$7,648,259	$7,785,621
Technology sales, services and licensing	362,081	477,600	816,356	845,133

Total revenue	4,087,061	3,860,163	8,464,615	8,630,754

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	2,756,447	2,190,901	5,338,062	4,979,251
Selling, general and administrative (including stock based compensation)	1,802,096	1,490,132	3,584,664	3,216,013
Depreciation and amortization	346,816	346,975	692,483	689,749

Total costs and expenses	4,905,359	4,028,008	9,615,209	8,885,013

Operating loss	(818,298)	(167,845)	(1,150,594)	(254,259)

Other income (expense):
Interest income	3,033	-	6,107	-
Interest expense	(33,768)	(54,801)	(82,906)	(112,401)
Amortized debt discount	(6,168)	(37,144)	(33,899)	(72,432)
Gain on extinguishment of liabilities, net	3,532,659	-	3,532,659	-
Income (loss) before income taxes	2,677,458	(259,790)	2,271,367	(439,092)

Income tax expense	-	4,737	-	9,474

Net income (loss)	$2,677,458	$(264,527)	$2,271,367	$(448,566)

Other comprehensive income (loss):
Interest rate swap gain (loss)	6,963	(1,050)	21,852	5,849

Comprehensive income (loss):	$2,684,421	$(265,577)	$2,293,219	$(442,717)

Income (loss) per common share:
Basic	$0.16	$(0.02)	$0.14	$(0.03)
Diluted	$0.16	$(0.02)	$0.13	$(0.03)

Shares used in computing income (loss) per common share:
Basic	16,599,327	13,644,503	16,599,327	13,644,559
Diluted	16,842,204	13,644,503	16,882,450	13,644,559

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2018	2017

Cash flows from operating activities:
Net income (loss)	$2,271,367	$(448,566)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	692,483	689,749
Stock based compensation	86,173	191,360
Paid in-kind interest	12,000	36,000
Change in deferred tax provision	-	9,474
Amortization of deferred financing costs	33,899	72,432
Gain on extinguishment of liabilities, net	(3,532,659)	-
Decrease (increase) in assets:
Accounts receivable	118,491	16,615
Inventory	289,513	(317,502)
Prepaid expenses and other current assets	(27,771)	52,496
Increase (decrease) in liabilities:
Accounts payable	303,907	(445,590)
Accrued expenses	(90,318)	(262,191)
Other liabilities	(606,928)	(393,842)
Net cash used by operating activities	(449,843)	(799,565)

Cash flows from investing activities:
Purchase of property, plant and equipment	(311,402)	(365,659)
Purchase of intangible assets	(20,137)	(4,903)
Net cash used by investing activities	(331,539)	(370,562)

Cash flows from financing activities:
Payments of long-term debt	(758,302)	(407,648)
Subscription receivable, net	288,000	-
Net cash used by financing activities	(470,302)	(407,648)

Net decrease in cash	(1,251,684)	(1,577,775)
Cash and restricted cash at beginning of period	4,444,628	6,049,347

Cash and restricted cash at end of period	$3,192,944	$4,471,572

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation and Plastic Printing Professionals, Inc., which operates under the assumed name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc., which operates under the assumed name of DSS Digital Group, develops, markets and sells digital product authentication solutions and digital information services. The Company and its subsidiary, DSS Technology Management, Inc., also acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In addition, in January 2018, the Company commenced international operations with its wholly owned subsidiary, DSS International Inc., in its Hong Kong office.

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

Restricted Cash – As of June 30, 2018, cash of $141,351 ($256,005 – December 31, 2017) is restricted by a third-party co-investor to payments of costs and expenses associated with one of the Company’s IP monetization programs. For purposes of the statement of cash flow, cash and restricted cash are combined. The break out of these amounts by period are as follows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash	$3,051,593	$4,188,623	$4,068,745	$5,871,738
Restricted Cash	141,351	256,005	402,827	177,609
Total	$3,192,944	$4,444,628	$4,471,572	$6,049,347

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

Derivative Instruments The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has an interest rate swap that changes variable rates into fixed rates on one Citizens Bank term loan relating to the Company’s subsidiary, Premier Packaging. This swap qualifies as a Level 2 fair value financial instrument. This swap agreement is not held for trading purposes and the Company does not intend to sell this derivative swap financial instrument. The Company records the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A. based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of June 30, 2018 was approximately $1,000 ($23,000 - December 31, 2017).

As of June 30, 2018, the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 6) which changes a variable rate into a fixed rate on a term loan as follows:

Notional	Variable	Fixed	Maturity
Amount	Amount	Cost	Date
$891,608	5.15%	5.87%	August 30, 2021

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

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted earnings per share is the same, as the impact of potential common shares is anti-dilutive.

As of June 30, 2018 and 2017, there were 3,376,527 and 3,278,127 respectively, of common stock share equivalents potentially issuable by the Company pursuant to existing options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. For the six-months ended June 30, 2018, based on the average market price of the Company’s common stock during that period of $1.41, 283,123 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. For the three-months ended June 30, 2018, based on the average market price of the Company’s common stock during that period of $1.33, 242,877 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. Common stock equivalents were excluded from the calculation of diluted earnings per share for 2017 periods presented in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the six months ended June 30, 2018, two customers accounted for 24% and 14%, respectively, of the Company’s consolidated revenue and accounted for 25% and 5%, respectively, of the Company’s accounts receivable balance as of June 30, 2018. During the six months ended June 30, 2017, these two customers accounted for 23% and 14%, respectively, of the Company’s consolidated revenue and accounted for 0% and 16%, respectively, of the Company’s accounts receivable balance as of June 30, 2017. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

Income Taxes - The Company has approximately $42.3M in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, which will expire at various dates from 2022 through 2036. As these NOL’s were generated prior to the enactment of H.R. 1 (“Tax Cuts and Jobs Act” or “TCJA”) they are eligible to fully offset taxable income. While the company generated taxable income due to the extinguishment of certain liabilities, it is not expected to reoccur. Therefore, due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has maintained a full valuation allowance against its deferred tax assets accordingly.

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

As of June 30, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2018.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 11 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following:

	Inventory
	June 30, 2018	December 31, 2017

Finished Goods	$1,075,963	$965,757
WIP	142,997	383,270
Raw Materials	142,773	302,219

	$1,361,733	$1,651,246

4. Related Party Investment

On September 12, 2017, the Company and Hengfai Business Development Pte Ltd. (“HBD”) entered into a Securities Exchange Agreement whereby the Company agreed to issue and sell to HBD 683,000 shares of its common stock, which had a market value on that date of $484,930, in exchange for 21,196,552 ordinary shares which was 1.92% of the total outstanding common stock of SED as of December 31, 2017, and an existing three-year warrant to purchase up to 105,982,759 of ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The SED shares and warrants were owned by HBD. One of the directors of the Company, Mr. Heng Fai Ambrose Chan, who also serves as the Chief Executive Officer of the Company’s subsidiary, DSS International Inc., is a related party to each of HBD and SED. The shares and warrants are restricted for two years after the agreement date. At the time of the investment, the cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. As of December 31, 2017, the Company performed its annual assessment of impairment for the SED shares and warrant. In making this assessment, the Company determined, that the SED shares, which trade on the Singapore Stock Exchange, had a market value of $900,112 and the warrant had an aggregate intrinsic value of approximately $1,343,000 based on a share price of SGD $0.057 (US$ 0.042) as of December 31, 2017. However, the Company determined that these values did not represent a readily determinable fair value due to a potential lack of liquidity of the SED shares and warrants due to a low average trading volume of the SED shares and the effect of the time restriction on the ability of the Company to sell the shares until September 17, 2019. In 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” In accordance with ASU No. 2016-01, the Company noted that the SED share price had changed but such change, evaluated under the practicability election of ASU 2016-01, did not affect the Company’s determination that this observable price change would cause the Company to change its determination that the investment cost was the most readily determinable fair value or that such price change was an indicator of impairment. As of June 30, 2018, the SED shares had a market value of $762,319 and the warrant had an aggregate intrinsic value of approximately $700,122 based on a share price of SGD $0.049 (US$ 0.036).

5. Intangible Assets

Intangible assets are comprised of the following:

		June 30, 2018			December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists and non-compete agreements	5-10 years	1,997,300	1,853,800	143,500	1,997,300	1,810,750	186,550
Acquired intangibles - patents and patent rights		500,000	500,000	-	3,155,000	2,603,942	551,058
Patent application costs	Varied (1)	1,168,155	705,899	462,256	1,148,017	664,873	483,144
		$3,665,455	$3,059,699	$605,756	$6,300,317	$5,079,565	$1,220,752

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2018, the weighted average remaining useful life of these assets in service was approximately 7.2 years.

Intangible asset amortization expense for the six months ended June 30, 2018 amounted to $339,663 ($344,238- June 30, 2017).

On June 26, 2018, the Company entered into an agreement with Fortress Credit Co LLC (“Fortress”), which among other things transferred to Fortress all of the remaining economic rights to certain of the Company’s semi-conductor related patents (See Note 6). As a result, the Company wrote-off these patents which had an aggregated gross cost of $2,655,000 and a net unamortized carrying amount of $295,470 on the agreement date.

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (5.81% as of June 30, 2018) and expired on July 26, 2018. As of June 30, 2018, and December 31, 2017, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. As of June 30, 2018, and December 31, 2017, the revolving line had a balance of $0.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $800,000 to enable Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bears interest at 2% above the LIBOR Advantage Rate (as defined in the agreement) (4.00% at June 30, 2018) until converted. Effective on conversion, the interest rate payable on the aggregate principal balance outstanding shall be adjusted to a fixed rate equal to 2% above Citizens’ cost of funds as determined by Citizens. Prior to conversion, interest on the outstanding principal is payable in arrears monthly. After conversion, the aggregate principal balance may be repaid in (i) up to 84 installments comprised of principal and interest for new equipment or (ii) up to 60 installments comprised of principal and interest for used equipment. An initial advance was made under the Equipment Acquisition Line of Credit on December 1, 2017, in the amount of $522,000, to fund the purchase of a used 6-color commercial press. As of June 30, 2018, the balance of the equipment line was $522,000 ($522,000 at December 31, 2017). As of the date of this report, the Company had not yet converted the $522,000 into a term note.

Long-Term Debt - On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk-free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk-free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered into Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to December 31, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of June 30, 2018, the balance of the term loan was $195,000 ($325,000 at December 31, 2017).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“People’s Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of June 30, 2018, the loan had a balance of $145,010 ($286,560 at December 31, 2017).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of June 30, 2018, the loan had a balance of $203,755 ($257,007 at December 31, 2017).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (5.15% at June 30, 2018). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan (see Note 1. “Derivative Instruments”). The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of June 30, 2018, the Promissory Note had a balance of $891,608 ($915,107 at December 31, 2017).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5-year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15% (5.15% at June 30, 2018), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of June 30, 2018, the note had a balance of $330,000 ($345,000 – December 31, 2017).

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging and Plastic Printing Professionals, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2017, both Premier Packaging and Plastic Printing Professionals were in compliance with the annual covenants.

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

The Agreement also was amended to add expenses in the amount of $150,000 to DSSTM’s payment obligation, payable on the Maturity Date. This amount was recorded as debt issuance costs and was being amortized on a straight-line basis through the amended maturity date of February 13, 2018. The Amendment added a provision whereby DSSTM was required to deposit $300,000 on or before March 2, 2017 and (ii) a further sum of $300,000 on or before March 2, 2018, into a deposit account (collectively, the “Deposit”). The March 2, 2017 and March 2, 2018 deposits were made in a timely manner. The Deposit funds were restricted to pay certain expenses, consisting of out-of-pocket expenses incurred in connection with certain existing patent litigation matters and other patent litigation matters which may occur after the Amendment Effective Date (the “Qualified Expenses”). In the Event of Default, the Investors would apply the then remaining Deposit to the then outstanding Obligations, if any.

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

As of February 13, 2018, DSSTM had made aggregate principal payments of $794,283 on the notes. On February 13, 2018, the Maturity Date, DSS Technology Management defaulted by failing to pay the investors an amount equal to (x) two times the aggregate amount of all advances made by the investors as of such date plus (y) the Capitalized Expenses. The sole recourse available to the investors under the Agreement, as amended, was the establishment of a special purpose entity controlled by the investors which would take ownership of the collateral consisting of the patents covered under the amended Agreement. Each of the investors and the collateral agent had contractually agreed that they would not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the patents and the monetization payments and the remaining deposit. On June 26, 2018, the parties agreed that the amounts due under the Agreement having an aggregate remaining balance of $3,714,129 as of the Maturity Date, are discharged, without the assignment to the Investors of any of the collateral that secured the repayment under the Agreement. In addition, the Company confirmed its obligation to pay the Investors $345,000 that remained from an aggregate of $600,000 that had been deposited and restricted to cover expenses related to the IP monetization activities. Furthermore, the parties agreed that in the event there are any future recoveries by DSSTM with respect to monetization activities relating to the collateralized patents or applicable proceed rights set forth in the Agreement, the contractual payment provisions of the original Agreement will apply and the Investors will be entitled to receive payment of such proceeds. As a result of this agreement, the Company paid $345,000 from restricted cash and recorded a gain of extinguishment of liabilities of $3,372,129 to reflect the discharge of the notes, wrote off contingent equity interests of $459,000 eliminated by the agreement, and wrote-off the underlying patents which had an aggregated gross cost of $2,655,000 and an net unamortized carrying amount of $295,470 on the agreement date, all of which resulted in the a net gain on the extinguishment of liabilities of $3,532,659 recorded in the three months ending June 30, 2018.

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of June 30, 2018, an aggregate of approximately $2,873,000 is recorded as other liabilities by the Company, of which approximately $2,089,000 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $1,476,000 in other liabilities is allocated to working capital, which the Company is amortizing on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 30, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017, $80,000 per month for the remainder of 2017 through March 2018, and $86,500 per month for the remainder of 2018. During the six months ended June 30, 2018, there was $74,000 of Inter Partes Review costs and an aggregate of $501,000 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSSTM , purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSSTM entered into a Proceed Right Agreement with certain investors pursuant to which DSSTM initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of June 30, 2018, the Company had received an aggregate of $650,000 ($650,000 in 2017) from the investors pursuant to the agreement of which approximately $407,000 was in current liabilities in the consolidated balance sheets ($432,000 as of December 31, 2017). The Company reduces the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

As described in Note 6, on February 13, 2014, DSSTM entered into an Investment Agreement with Fortress. Pursuant to this agreement, an aggregate of $459,000 of fixed and contingent equity interests received are recorded in current liabilities. The liabilities under the agreement matured on February 13, 2018. Per the agreement, the Investors have the right to take ownership of the patents as settlement of the liabilities upon maturity. On June 26, 2018, the parties entered into an agreement (see Note 6 “Other Debt”) which among other things eliminated the Company’s obligation for the fixed and contingent equity interests under the agreement.

8. Commitments and Contingencies

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation. The patent assets underlying this matter had no carrying value as of the date of the PTAB decision and therefore, there were no impairment considerations because of that earlier PTAB decision.

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

On April 13, 2017, the Company filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s Light-Emitting Diode (“LED”) patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, the Company refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. The case is currently pending. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. This IPR was instituted by the PTAB on June 7, 2018. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. This IPR was instituted by the PTAB on June 21, 2018. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. This IPR was instituted by the PTAB on July 27, 2018. These challenged patents are the patents that are the subject matter of the infringement lawsuit which is still pending as of the date of this Report.

On April 13, 2017, the Company filed a patent infringement lawsuit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, the Company refiled its patent infringement complaint against Everlight in the United States District Court for the Central District of California. The case is currently pending as of the date of this Report. On June 8, 2018, Everlight filed IPR petitions challenging the validity of claims under U.S. Patent Nos. 7256486 and 7524087. On June 12, 2018, Everlight filed an IPR petition challenging the validity of claims under U.S. Patent No. 6949771, and on June 15, 2018, filed an IPR petition challenging the validity of claims under U.S. Patent No 7919787. These challenged patents are the patents that are the subject matter of the infringement lawsuit.

On April 13, 2017, the Company filed a patent infringement lawsuit against Cree, Inc. (“Cree”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, the Company refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending as of the date of this Report. On June 6, 2018, Cree filed an IPR petition challenging the validity of claims under U.S. Patent No. 7256486. On June 7, 2018, Cree filed IPR petitions challenging the validity of claims under U.S. Patent Nos. 7524087 and 6949771. These challenged patents are the patents that are the subject matter of the infringement lawsuit.

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

On August 15, 2017, the Company filed a patent infringement lawsuit against Lite-On, Inc., and Lite-On Technology Corporation (collectively, “Lite-On”) in the United States District Court for the Central District of California, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report.

On December 7, 2017, the Company filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation (collectively, “Nichia”) in the United States District Court for the Central District of California, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgement for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report. On May 10, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7919787. On May 11, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7652297. On May 25, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7524087. On May 29, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 6949771. On May 30, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7256486. These challenged patents are the patents that are the subject matter of the infringement lawsuit.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated. As of June 30, 2018, and December 31, 2017, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of June 30, 2018, and December 31, 2017, there are no contingent payments due.

On July 31, 2018, the Company and Robert Bzdick entered into a Non-Compete Letter Agreement (the “Agreement”) whereby the parties mutually agreed that Mr. Bzdick’s employment as President of the Company and Chief Executive Officer of Premier Packaging Corporation, a wholly-owned subsidiary of the Company, terminated effective on August 1, 2018. The Agreement voids and replaces Mr. Bzdick’s existing Employment Agreement with the Company, originally dated February 12, 2010, and amended on October 1, 2012, except for the non-competition and non-solicitation covenants contained therein, which have been carried forward in their entirety to the new Agreement. Pursuant to the terms of the Agreement, Mr. Bzdick will receive his regular wages and contractual bonus sum accrued through the separation date, and will also receive the sum of $16,000 per month, for a period of 19 months, as consideration for the two-year non-competition and non-solicitation restrictive covenants contained in the Agreement, which are identical to the restrictive covenants contained in Mr. Bzdick’s previous employment agreement, which are now incorporated by reference into the Agreement. In addition, the Company will continue to pay the cost of Mr. Bzdick’s health, dental and vision insurance coverage for a period of 19 months or until he is eligible for such benefits from another employer, whichever is shorter.

9. Stockholders’ Equity

Stock Options - During the six months ended June 30, 2016, the Company issued an aggregate of 265,000 options to purchase the Company’s common stock at $1.30 per share with a term of five years to employees at its technology divisions and to independent board members. The options vest pro-ratably as follows: 1/3 on the grant date, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date as long as the employee is employed or direct is active on such dates. The options had an aggregate estimated fair value on the grant date $217,300 using the Black-Scholes-Merton option pricing model with a volatility of 98.1%, a risk free rate of return of 2.67% and zero dividend and forfeiture estimates.

Sales of Equity - On August 30, 2017, the Company sold 1,200,000 shares of unregistered common stock and five-year warrants to purchase up to an aggregate of 240,000 additional shares of the Company’s common stock at an exercise price of $1.00 to a total of two related party accredited investors for an aggregate purchase price of $900,000, of which $300,000 was recorded as a subscription receivable as of December 31, 2017 in the stockholders equity section. On March 29, 2018, the Company received the payment of the $300,000 subscription receivable from the investor, which is presented net of $12,000 of financing costs.

On July 3, 2018, the Company sold 214,286 shares of its common stock, par value $0.02 per share, to a related party accredited investor, Heng Fai Holdings Limited. The purchase price was $1.40 per share, for total proceeds of $300,000.

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2018, the Company had stock compensation expense of approximately $86,000 or less than $0.01 basic and diluted earnings per share ($191,000; less than $0.01 basic and diluted earnings per share for the corresponding six months ended June 30, 2017).

10. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six-month periods ended June 30, 2018 and 2017:

Supplemental Cash Information
	2018	2017

Cash paid for interest	$71,000	$85,500

Non-cash investing and financing activities:
Gain from change in fair value of interest rate swap derivatives	$22,000	$5,000

Eliminiation of contingent liabilities through agreement	$459,000	$-

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2018 and 2017 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended June 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$2,829,000	$896,000	$362,000	$-	$4,087,000
Depreciation and amortization	168,000	29,000	150,000	-	347,000
Interest expense	(23,000)	(5,000)	-	(6,000)	(34,000)
Stock based compensation	-	-	66,000	19,000	85,000
Net Income (loss)	35,000	(87,000)	3,016,000	(287,000)	2,677,000

Three Months Ended June 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$2,157,000	$1,226,000	$477,000	$-	$3,860,000
Depreciation and amortization	159,000	30,000	157,000	1,000	347,000
Interest expense	(27,000)	-	(14,000)	(14,000)	(55,000)
Stock based compensation	-	-	14,000	44,000	58,000
Net Income (loss)	116,000	155,000	(260,000)	(276,000)	(265,000)

Six Months Ended June 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$5,747,000	$1,901,000	$817,000	$-	$8,465,000
Depreciation and amortization	334,000	59,000	299,000	-	692,000
Interest expense	(46,000)	(11,000)	(12,000)	(14,000)	(83,000)
Stock based compensation	-	-	67,000	19,000	86,000
Net Income (loss)	281,000	(9,000)	2,523,000	(524,000)	2,271,000
Identifiable assets	9,048,000	2,947,000	1,113,000	2,034,000	15,142,000

Six Months Ended June 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$5,403,000	$2,383,000	$845,000	$-	$8,631,000
Depreciation and amortization	319,000	60,000	310,000	1,000	690,000
Interest Expense	(55,000)	-	(27,000)	(30,000)	(112,000)
Stock based compensation	-	-	37,000	154,000	191,000
Net Income (loss)	508,000	318,000	(571,000)	(704,000)	(449,000)
Identifiable assets	9,185,000	2,395,000	1,897,000	3,341,000	16,818,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Printed Products Revenue Information
Total
Three months ended June 30, 2018
Packaging Printing and Fabrication	$2,491,000
Commercial and Security Printing	338,000
Technology Integrated Plastic Cards and Badges	253,000
Plastic Cards, Badges and Accessories	643,000
Total Printed Products	$3,725,000

Three months ended June 30, 2017
Packaging Printing and Fabrication	$1,931,000
Commercial and Security Printing	223,000
Technology Integrated Plastic Cards and Badges	611,000
Plastic Cards, Badges and Accessories	618,000
Total Printed Products	$3,383,000

Six months ended June 30, 2018
Packaging Printing and Fabrication	$5,110,000
Commercial and Security Printing	638,000
Technology Integrated Plastic Cards and Badges	505,000
Plastic Cards, Badges and Accessories	1,395,000
Total Printed Products	$7,648,000

Six months ended June 30, 2017
Packaging Printing and Fabrication	$4,865,000
Commercial and Security Printing	540,000
Technology Integrated Plastic Cards and Badges	893,000
Plastic Cards, Badges and Accessories	1,488,000
Total Printed Products	$7,786,000

Technology Sales, Services and Licensing Revenue Information:

Total
Three months ended June 30, 2018
Information Technology Sales and Services	$78,000
Digital Authentication Products and Services	174,000
Royalties from Licensees	110,000
Total Technology Sales, Services and Licensing	$362,000

Three months ended June 30, 2017
Information Technology Sales and Services	$120,000
Digital Authentication Products and Services	189,000
Royalties from Licensees	169,000
Total Technology Sales, Services and Licensing	$478,000

Six months ended June 30, 2018
Information Technology Sales and Services	$208,000
Digital Authentication Products and Services	351,000
Royalties from Licensees	257,000
Total Technology Sales, Services and Licensing	$816,000

Six months ended June 30, 2017
Information Technology Sales and Services	$251,000
Digital Authentication Products and Services	254,000
Royalties from Licensees	340,000
Total Technology Sales, Services and Licensing	$845,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 as compared to the Three and Six Months Ended June 30, 2017

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% change
Revenue
Printed products	$3,725,000	$3,382,000	10%	$7,648,000	$7,786,000	-2%
Technology sales, services and licensing	362,000	478,000	-24%	817,000	845,000	-3%

Total revenue	$4,087,000	$3,860,000	6%	$8,465,000	$8,631,000	-2%

For the three months ended June 30, 2018, total revenue was approximately $4.1 million, an increase of 6% from the corresponding three months ended June 30, 2017. Revenues from the sale of printed products increased 10% during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in sales for packaging, printing, and fabrication, and security printing for the Printed Products group. Technology sales, services and licensing revenue decreased 24% during the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to declines in licensing royalties and general IT services. Revenues for the six months ended June 30, 2018 decreased from $8.6 million to $8.5, representing a decline of 2%. Printed products revenues for the six months ended June 30, 2018 were down by 2% as compared to the same period in 2017, primarily due to a decline in sales for commercial and security printing and technology integrated plastic cards and badges, while Technology sales, services and licensing revenue decreased by 3%, primarily resulting from a decline in general IT services and royalty licensing revenues.

Costs and expenses

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,756,000	$2,191,000	26%	$5,338,000	$4,979,000	7%
Sales, general and administrative compensation	855,000	842,000	2%	1,822,000	1,740,000	5%
Depreciation and amortization	347,000	348,000	0%	692,000	690,000	0%
Professional fees	352,000	196,000	80%	585,000	358,000	63%
Stock based compensation	85,000	58,000	47%	86,000	191,000	-55%
Sales and marketing	121,000	81,000	49%	214,000	176,000	22%
Rent and utilities	161,000	144,000	12%	316,000	295,000	7%
Other operating expenses	222,000	126,000	76%	457,000	354,000	29%
Research and development	6,000	42,000	-86%	105,000	102,000	3%

Total costs and expenses	$4,905,000	$4,028,000	22%	$9,615,000	$8,885,000	8%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased by 26% during the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to an increase in outside services used by our packaging division, and a general increase in material costs as a percentage of the printed products groups’ total direct costs. For the six months ended June 30, 2018, costs of goods sold increased by 7% as compared to the same period in 2017.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 2% and 5%, respectively, during the three and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to the addition of payroll and consulting costs for the Company’s office in Hong Kong, and increases in salaries for sales personnel and to certain members of the Company’s senior management team.

Depreciation and amortization includes the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three and six months ended June 30, 2018, depreciation and amortization expense was relatively flat as compared to the same periods in 2017.

Professional fees increased 80% and 63%, respectively, during the three and six months ended June 30, 2018, as compared to the same periods in 2017, as a result of increases in consulting services for the Technology group, new consulting services for DSS International, and increases in legal services for patent litigation.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation increased 47% during the three months ended June 30, 2018, as compared to the same period in 2017, due to the costs of restricted stock granted to various employees during the second quarter of 2018. For the six months ended June 30, 2018, stock-based compensation decreased by 55%, as compared to the same period in 2017, due to a decline in restricted stock granted to certain management member during the first quarter of 2018.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 49% and 22%, respectively, during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, resulting from an increase in marketing costs for the Company.

Rent and utilities increased by 12% and 7%, respectively, during the three and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to an increase in storage space rental costs at the Company’s packaging division.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses increased by 76% and 29%, respectively, during the three and six months ended June 30, 2018, as compared to the same periods in 2017, primarily as the result of increases in equipment maintenance and repairs and software expenses.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three months ended June 30, 2018, Research and development costs decreased 86% as compared to the same period in 2017 due to a decline in research and development salaries for the Technology group. For the six months ended June 30, 2018, research and development costs increased 3% primarily due to development costs related to the development of proprietary block chain solutions for DSS International.

Other Income and Expense

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% change

Other income and expense
Interest income	$3,000	$-	NA	$6,000	$-	NA
Interest expense	(34,000)	(55,000)	-38%	(83,000)	(112,000)	-26%
Amortized debt discount	(6,000)	(37,000)	-84%	(34,000)	(72,000)	-53%
Gain on extinguishment of liabilities, net	3,533,000	-	NA	3,533,000	-	NA
Total other income and expense	$3,496,000	$(92,000)	-3900%	$3,422,000	$(184,000)	-1960%

The company recognized interest income on the money market account, in the amount of $3,000 during the six months ended June 30, 2018.

Interest expense decreased 38% and 26%, respectively, during the three and six months ended June 30, 2018, as compared to the same periods in 2017, due to a decrease in the total debt carried by the Company in 2018 as compared to 2017.

Amortized debt discount decreased 84% and 53%, respectively, during the three and six months ended June 30, 2018, as compared to the same period in 2017, due to a decrease in the total debt carried by the Company in 2018 as compared to 2017.

Gain on extinguishment of liabilities, net -On June 26, 2018, the Company reached an agreement with one of its third-party IP monetization co-investors that, among other things, discharged the amounts recorded as liabilities by the Company under an agreement executed in 2014. As a result this agreement, the Company recorded a gain of extinguishment of liabilities of $3,714,129 to reflect the discharge of the notes, a write down of other current labilities of $114,000 to reflect the elimination the contingent equity interests of $459,000 offset by the repayment of the $345,000 restricted cash, and the Company wrote-off the value of the underlying patents which had a net book value of $295,470, all of which resulted in the a net gain on the extinguishment of liabilities of $3,532,659 recorded in the period ended June 30, 2018.

Net Loss

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% change

Net income (loss)	$2,677,000	$(265,000)	-1110%	$2,271,000	$(449,000)	-606%

Income (loss) per common share:
Basic	$0.16	$(0.02)	-900%	$0.14	$(0.03)	-567%
Diluted	$0.16	$(0.02)	-900%	$0.13	$(0.03)	-533%

Shares used in computing income (loss) per common share:
Basic	16,599,327	13,664,503	21%	16,599,327	13,644,559	22%
Diluted	16,842,204	13,664,503	23%	16,882,450	13,644,559	24%

For the three and six months ended June 30, 2018, the Company recorded net income of approximately $2.7 million and $2.3 million, respectively, as compared to a net loss of $265,000 and $449,000, respectively, during the three and six months ended June 30, 2017. This net gain is primarily due to the impact of net gain from extinguishment of liabilities of approximately $3.5 million which occurred during the second quarter of 2018, offset by operating losses incurred during the respective periods. The increases in operating losses incurred during the three and six months ended June 30, 2018 as compared to the same periods ended June 30, 2017 primarily reflect an increase in direct costs as a percentage of sales at the Company’s printed products divisions, an increase in professional fees and an increase in costs associated with the Company’s expansion into Asia by opening an office in Hong Kong on January 1, 2018

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had cash of $3,051,593 and restricted cash of $141,351. As of June 30, 2018, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this quarterly report. In addition, the Company believes that it will have access, if needed, to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow – During the six months ended June 30, 2018, the Company used approximately $450,000 of cash for operations as compared to the use of $800,000 in cash for operations during the six months ended June 30, 2017. The decrease in the use of cash for operations generally reflects decreases in inventory and account payables carried by the Company for the first six months of 2018 as compared to the first six months of 2017.

Investing Cash Flow – During the six months ended June 30, 2018, the Company expended approximately $311,000 on equipment for its packaging and plastic card operations and approximately $20,000 for the prosecution of several patent applications.

Financing Cash Flows - During the six months ended June 30, 2018, the Company made aggregate principal payments for long-term debt of approximately $758,000, which included a one-time payment of $345,000 as part of a final settlement of one debt agreement, and received proceeds of approximately $288,000 from collection of subscription receivable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of June 30, 2018, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s Critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2018, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 which remained as of June 30, 2018, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 23, 2018, in connection with the pending patent infringement litigation matter between the Company’s wholly-owned subsidiary, DSS Technology Management, Inc. (“DSSTM”) and defendant Apple, Inc. (“Apple”) in the U.S. District Court for the Northern District of California (the “District Court”), the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) entered judgment in favor of DSSTM reversing a previous ruling made by the Patent Trial and Appeal Board (the “PTAB”), which was favorable to defendant Apple, finding that PTAB erred when it found certain claims of DSSTM’s U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgement issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 3, 2018, the Company closed the sale of 214,286 shares of its common stock, par value $0.02 per share, to a related party accredited investor, Heng Fai Holdings Limited. The purchase price was $1.40 per share, for total proceeds of $300,000. The common stock sold in this transaction has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and was sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

DOCUMENT SECURITY SYSTEMS, INC.

August 14, 2018	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer (Principal Executive Officer)

August 14, 2018	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

