Form 10-Q
period 2018-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2018-11-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________ .

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

As of November 14, 2018, there were 16,813,613 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4	Controls and Procedures	26

PART II	OTHER INFORMATION
Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults upon Senior Securities	27
Item 4	Mine Safety Disclosures	27
Item 5	Other Information	28
Item 6	Exhibits	28
Signatures		29

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$2,051,800	$4,188,623
Restricted cash	6,180	256,005
Accounts receivable, net of $50,000 allowance for doubtful accounts	1,917,576	2,025,284
Inventory	1,942,575	1,651,246
Prepaid expenses and other current assets	309,755	261,324
Total current assets	6,227,886	8,382,482

Property, plant and equipment, net	4,736,113	4,805,640
Investment	484,930	484,930
Other assets	90,320	83,376
Goodwill	2,453,597	2,453,597
Other intangible assets, net	842,385	1,220,752

Total assets	$14,835,231	$17,430,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,491,058	$728,652
Accrued expenses and deferred revenue	831,689	1,105,718
Other current liabilities	2,295,681	2,953,629
Short-term debt	-	3,645,760
Current portion of long-term debt, net	796,734	966,506

Total current liabilities	5,415,162	9,400,265

Long-term debt, net	1,354,264	1,734,171
Other long-term liabilities	582,653	1,384,500
Deferred tax liability, net	125,982	125,982

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 16,813,613 shares issued and outstanding (16,599,327 on December 31, 2017)	336,272	331,987
Additional paid-in capital	107,024,040	106,633,708
Subscription receivable, net	-	(300,000)
Accumulated other comprehensive loss	(5,675)	(23,069)
Accumulated deficit	(99,997,467)	(101,856,767)
Total stockholders’ equity	7,357,170	4,785,859

Total liabilities and stockholders’ equity	$14,835,231	$17,430,777

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Printed products	$3,783,779	$3,767,334	$11,432,038	$11,552,955
Technology sales, services and licensing	310,511	431,356	1,126,867	1,276,489

Total revenue	4,094,290	4,198,690	12,558,905	12,829,444

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	2,551,782	2,400,883	7,889,844	7,380,134
Selling, general and administrative (including stock based compensation)	1,610,831	1,619,066	5,195,495	4,835,079
Depreciation and amortization	310,330	352,040	1,002,813	1,041,789

Total costs and expenses	4,472,943	4,371,989	14,088,152	13,257,002

Operating loss	(378,653)	(173,299)	(1,529,247)	(427,558)

Other income (expense):
Interest income	2,308	-	8,415	-
Interest expense	(29,554)	(58,164)	(112,460)	(170,565)
Amortization of deferred financing costs and debt discount	(6,168)	(40,854)	(40,067)	(113,286)
Gain on extinguishment of liabilities, net	-	-	3,532,659	-
Income (loss) before income taxes	(412,067)	(272,317)	1,859,300	(711,409)

Income tax expense	-	4,734	-	14,208

Net income (loss)	$(412,067)	$(277,051)	$1,859,300	$(725,617)

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,088)	-	(5,088)	-
Interest rate swap gain (loss)	(4,458)	3,943	17,394	9,792

Comprehensive income (loss):	$(421,613)	$(273,108)	$1,871,606	$(715,825)

Income (loss) per common share:
Basic	$(0.02)	$(0.02)	$0.11	$(0.05)
Diluted	$(0.02)	$(0.02)	$0.11	$(0.05)

Shares used in computing income (loss) per common share:
Basic	16,767,992	14,087,849	16,662,907	13,793,946
Diluted	16,767,992	14,087,849	16,930,812	13,793,946

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,859,300	$(725,617)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,002,813	1,041,789
Stock based compensation	106,617	203,111
Paid in-kind interest	12,000	54,000
Change in deferred tax provision	-	14,211
Amortization of deferred financing costs and debt discount	40,067	113,286
Gain on extinguishment of liabilities, net	(3,532,659)	-
Decrease (increase) in assets:
Accounts receivable	107,708	91,976
Inventory	(291,329)	(706,735)
Prepaid expenses and other current assets	(55,374)	70,838
Increase (decrease) in liabilities:
Accounts payable	762,404	(506,749)
Accrued expenses	(394,170)	(268,082)
Other liabilities	(1,141,929)	(599,620)
Net cash used by operating activities	(1,524,552)	(1,217,592)

Cash flows from investing activities:
Purchase of property, plant and equipment	(526,251)	(438,350)
Purchase of intangible assets	(45,471)	(4,903)
Net cash used by investing activities	(571,722)	(443,253)

Cash flows from financing activities:
Payments of long-term debt	(966,077)	(612,419)
Borrowings from equipment line of credit	87,703	-
Issuances of common stock, net of issuance costs	300,000	783,094
Subscription receivable, net	288,000	-
Net cash (used) provided by financing activities	(290,374)	170,675

Net decrease in cash	(2,386,648)	(1,490,170)
Cash and restricted cash at beginning of period	4,444,628	6,049,347

Cash and restricted cash at end of period	$2,057,980	$4,559,177

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

Restricted Cash – As of September 30, 2018, cash of $6,180 ($256,005 – December 31, 2017) is restricted by a third-party co-investor to payments of costs and expenses associated with one of the Company’s IP monetization programs. For purposes of the statement of cash flow, cash and restricted cash are combined. The break out of these amounts by period are as follows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash	$2,051,800	$4,188,623	$4,223,005	$5,871,738
Restricted Cash	6,180	256,005	336,172	177,609
Total	$2,057,980	$4,444,628	$4,559,177	$6,049,347

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has an interest rate swap that changes variable rates into fixed rates on one Citizens Bank term loan relating to the Company’s subsidiary, Premier Packaging. This swap qualifies as a Level 2 fair value financial instrument. This swap agreement is not held for trading purposes and the Company does not intend to sell this derivative swap financial instrument. The Company records the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A. based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of September 30, 2018 was approximately $1,000 ($23,000 - December 31, 2017).

As of September 30, 2018, the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 6) which changes a variable rate into a fixed rate on a term loan as follows:

Amount	Amount	Cost	Date
$880,374	5.26%	5.87%	August 30, 2021

Impairment of Long-Lived Assets and Goodwill - Long-lived and intangible assets and goodwill are assessed for potential impairment whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business; (c) significant negative industry or economic trends; (d) significant decline in the Company’s stock price for a sustained period; and (e) a decline in the Company’s market capitalization below net book value.

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

As of September 30, 2018, and 2017, there were 2,212,773 and 3,297,759 respectively, of common stock share equivalents potentially issuable by the Company pursuant to existing options, warrants, and restricted stock agreements, that could potentially dilute basic earnings per share in the future. For the nine months ended September 30, 2018, based on the average market price of the Company’s common stock during that period of $1.37, 267,905 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. For the three months ended September 30, 2018, common stock equivalents were excluded from the calculation of diluted earnings per share as the company had a net loss, since their inclusion would have been anti-dilutive. Common stock equivalents were also excluded from the calculation of diluted earnings per share for 2017 periods presented in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the nine months ended September 30, 2018, two customers accounted for 24.8% and 14.7%, respectively, of the Company’s consolidated revenue and accounted for 22% and 6.6%, respectively, of the Company’s accounts receivable balance as of September 30, 2018. During the nine months ended September 30, 2017, these two customers accounted for 25% and 15%, respectively, of the Company’s consolidated revenue and accounted for 17% and 11%, respectively, of the Company’s accounts receivable balance as of September 30, 2017. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

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

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has elected not to adopt this standard in advance of its required effective date. The Company anticipates the adoption of the standard will result in the recognition of additional assets and corresponding liabilities related to its leases of office and production space, but has not quantified these amounts at this time. The Company plans to adopt the standard effective January 1, 2019.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018 and expected to be included in the Form 10-Q for the 3 months ended March 31, 2019. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

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

As of September 30, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of September 30, 2018.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 11 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following:

	Inventory
	September 30, 2018	December 31, 2017

Finished Goods	$1,281,853	$965,757
WIP	248,749	383,270
Raw Materials	411,973	302,219

	$1,942,575	$1,651,246

4. Related Party Investment

On September 12, 2017, the Company and Hengfai Business Development Pte Ltd. (“HBD”) entered into a Securities Exchange Agreement whereby the Company agreed to issue and sell to HBD 683,000 shares of its common stock, which had a market value on that date of $484,930, in exchange for 21,196,552 ordinary shares which was 1.92% of the total outstanding common stock of SED as of December 31, 2017, and an existing three-year warrant to purchase up to 105,982,759 of ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The SED shares and warrants were owned by HBD. One of the directors of the Company, Mr. Heng Fai Ambrose Chan, who also serves as the Chief Executive Officer of the Company’s subsidiary, DSS International Inc., is a related party to each of HBD and SED. The shares and warrants are restricted for two years after the agreement date. At the time of the investment, the cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. As of December 31, 2017, the Company performed its annual assessment of impairment for the SED shares and warrant. In making this assessment, the Company determined, that the SED shares, which trade on the Singapore Stock Exchange, had a market value of $900,112 and the warrant had an aggregate intrinsic value of approximately $1,343,000 based on a share price of SGD $0.057 (US$ 0.042) as of December 31, 2017. However, the Company determined that these values did not represent a readily determinable fair value due to a potential lack of liquidity of the SED shares and warrants due to a low average trading volume of the SED shares and the effect of the time restriction on the ability of the Company to sell the shares until September 17, 2019. In 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” In accordance with ASU No. 2016-01, the Company noted that the SED share price had changed but such change, evaluated under the practicability election of ASU 2016-01, did not affect the Company’s determination that this observable price change would cause the Company to change its determination that the investment cost was the most readily determinable fair value or that such price change was an indicator of impairment. As of September 30, 2018, the SED shares had a market value of $724,330 and the warrant had an aggregate intrinsic value of approximately $539,420 based on a share price of SGD $0.047 (US$ 0.034).

5. Intangible Assets

Intangible assets are comprised of the following:

		September 30, 2018			December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists and non-compete agreements	5-10 years	2,301,300	1,900,658	400,642	1,997,300	1,810,750	186,550
Acquired intangibles - patents and patent rights		500,000	500,000	-	3,155,000	2,603,942	551,058
Patent application costs	Varied (1)	1,168,155	726,412	441,743	1,148,017	664,873	483,144
		$3,969,455	$3,127,070	$842,385	$6,300,317	$5,079,565	$1,220,752

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2018, the weighted average remaining useful life of these assets in service was approximately 7 years.

Intangible asset amortization expense for the nine months ended September 30, 2018 amounted to $407,034 ($513,881- September 30, 2017).

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

On July 31, 2018, the Company entered into a Non-Compete Letter Agreement (the “Agreement”) with its former President and Chief Executive Officer of its wholly owned subsidiary, Premier Packaging Corporation. The Agreement called for payments of $16,000 per month, for a period of 19 months, as consideration for the two-year non-competition and non-solicitation restrictive covenants. The Company recorded the aggregate cost of the Agreement of $304,000 as an intangible asset to be amortized over the 24-month period commencing August 1, 2018.

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (5.86% as of September 30, 2018) and expired on July 26, 2018. As of September 30, 2018, and December 31, 2017, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. As of September 30, 2018, and December 31, 2017, the revolving line had a balance of $0.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $800,000 to enable Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bears interest at 2% above the LIBOR Advantage Rate (as defined in the agreement) (4.11% at September 30, 2018) until converted. Effective on conversion, the interest rate payable on the aggregate principal balance outstanding shall be adjusted to a fixed rate equal to 2% above Citizens’ cost of funds as determined by Citizens. Prior to conversion, interest on the outstanding principal is payable in arrears monthly. After conversion, the aggregate principal balance may be repaid in (i) up to 84 installments comprised of principal and interest for new equipment or (ii) up to 60 installments comprised of principal and interest for used equipment. An initial advance was made under the Equipment Acquisition Line of Credit on December 1, 2017, in the amount of $522,000, to fund the purchase of a used 6-color commercial press. As of September 30, 2018, the balance of the equipment line was $609,703 ($522,000 at December 31, 2017). As of the date of this report, the Company had not yet converted the $609,703 into a term note.

Long-Term Debt - On May 24, 2013, the Company entered into a promissory note in the principal sum of $850,000 to purchase three printing presses that were previously leased by the Company’s wholly-owned subsidiary, Secuprint Inc., and carries an interest rate of 9% per annum. The note is secured by the assets of Company’s wholly-owned subsidiary, Secuprint Inc. Interest is payable quarterly, in arrears. The Company also issued the lender as additional consideration a five-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant was valued at approximately $69,000 using the Black-Scholes-Merton option pricing model with a volatility of 60.0%, a risk-free rate of return of 0.89% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded a discount on debt of approximately $69,000 that was amortized over the original term of the note. The note was set to mature on May 24, 2014, but its maturity date was extended on May 2, 2014 to May 24, 2015 by the lender. In exchange for the extension, the Company also issued the lender as additional consideration a five-year warrant to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at approximately $29,000 using the Black-Scholes-Merton option pricing model with a volatility of 70.0%, a risk-free rate of return of 1.53% and zero dividend and forfeiture estimates. In conjunction with the issuance of the warrants, the Company recorded expense for modification of debt of approximately $29,000. On February 23, 2015, the Company entered into Promissory Note Amendment No. 2 to extend the maturity date to May 31, 2016 and to institute principal payments in the amount of $15,000 per month plus interest through the extended maturity date, and a balloon payment of $610,000 due on the extended maturity date. On April 12, 2016, the Company entered Promissory Note Amendment No. 3 to extend the maturity date to May 31, 2017 and change the balloon payment to $430,000 due on the extended maturity date. On May 31, 2017, the Company entered into Convertible Promissory Note Amendment No. 4 to extend the maturity date to December 31, 2018 at which point the note is scheduled to be paid in full. In exchange for the extension, the Company issued the lender as additional consideration 18,000 shares of the Company’s common stock which had a fair value of $17,640. As of September 30, 2018, the balance of the term loan was $105,000 ($325,000 at December 31, 2017).

Term Loan Debt - On July 19, 2013, Premier Packaging entered into an equipment loan with People’s Capital and Leasing Corp. (“People’s Capital”) for a printing press. The loan is secured by the printing press. The loan was for $1,303,900, repayable over a 60-month period which commenced when the equipment was placed in service in January 2014. The loan bears interest at 4.84% and is payable in equal monthly installments of $24,511. As of September 30, 2018, the loan had a balance of $72,943 ($286,560 at December 31, 2017).

On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of September 30, 2018, the loan had a balance of $176,781 ($257,007 at December 31, 2017).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (5.26% at September 30, 2018). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan (see Note 1. “Derivative Instruments”). The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of September 30, 2018, the Promissory Note had a balance of $880,374 ($915,107 at December 31, 2017).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5-year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15% (5.26% at September 30, 2018), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of September 30, 2018, the note had a balance of $322,500 ($345,000 – December 31, 2017).

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

The Agreement defined certain events as Events of Default, one of which is the failure by DSSTM, on or before the second anniversary of the Effective Date, to make payments to the Investors equal to the outstanding Advances. On February 13, 2016, being the second anniversary date of the Effective Date, DSSTM had failed to make these payments and was therefore in default of the Agreement. On December 2, 2016, the parties entered into a First Amendment to Investment Agreement and Certain Other Documents (the “Amendment”). The purpose of the Amendment was to vacate DSSTM’s ongoing non-payment default under the Agreement, and to amend certain provisions of the Agreement.

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

Additionally per the Amendment, DSSTM agreed to pay to the Investors an amount equal to 25% of any amounts received by DSSTM for any and all types of monetization activities related to certain of its patents covering systems and methods of using low power wireless peripheral devices (collectively, “BlueTooth Patents”), but only until the Investors have received payments under the Agreement totaling the sum of (i) the Capitalized Expenses plus (ii) payments of principal and interest on the Notes totaling the sum of (x) $4,500,000 (consisting of the previously made Advances) plus (y) additional amounts, if any, advanced by the Investors pursuant to the Agreement. In addition to the monetization interest granted the Investors in the BlueTooth Patents, DSSTM also granted the Collateral Agent and the Investors a security interest in certain of DSSTM’s unencumbered semiconductor patents to further collateralize the amounts owed under the Agreement.

As of February 13, 2018, DSSTM had made aggregate principal payments of $794,283 on the notes. On February 13, 2018, the Maturity Date, DSS Technology Management defaulted by failing to pay the investors an amount equal to (x) two times the aggregate amount of all advances made by the investors as of such date plus (y) the Capitalized Expenses. The sole recourse available to the investors under the Agreement, as amended, was the establishment of a special purpose entity controlled by the investors which would take ownership of the collateral consisting of the patents covered under the amended Agreement. Each of the investors and the collateral agent had contractually agreed that they would not, individually or collectively, seek to enforce any monetary judgment with respect to or against any assets of the Company other than the patents and the monetization payments and the remaining deposit. On June 26, 2018, the parties agreed that the amounts due under the Agreement having an aggregate remaining balance of $3,714,129 as of the Maturity Date, are discharged, without the assignment to the Investors of any of the collateral that secured the repayment under the Agreement. In addition, the Company confirmed its obligation to pay the Investors $345,000 that remained from an aggregate of $600,000 that had been deposited and restricted to cover expenses related to the IP monetization activities. Furthermore, the parties agreed that in the event there are any future recoveries by DSSTM with respect to monetization activities relating to the collateralized patents or applicable proceed rights set forth in the Agreement, the contractual payment provisions of the original Agreement will apply, and the Investors will be entitled to receive payment of such proceeds. As a result of this agreement, the Company paid $345,000 from restricted cash and recorded a gain of extinguishment of liabilities of $3,372,129 to reflect the discharge of the notes, wrote off contingent equity interests of $459,000 eliminated by the agreement, and wrote-off the underlying patents which had an aggregated gross cost of $2,655,000 and a net unamortized carrying amount of $295,470 on the agreement date, all of which resulted in the a net gain on the extinguishment of liabilities of $3,532,659 recorded in the three months ending June 30, 2018.

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of September 30, 2018, an aggregate of approximately $2,385,000 is recorded as other liabilities by the Company, of which approximately $1,919,000 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $1,216,000 in other liabilities is allocated to working capital, which the Company is amortizing on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 30, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017, $80,000 per month for the remainder of 2017 through March 2018, and $86,500 per month for the remainder of 2018. During the nine months ended September 30, 2018, there was approximately $300,000 of Inter Partes Review costs and an aggregate of $761,000 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSSTM, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSSTM entered into a Proceed Right Agreement with certain investors pursuant to which DSSTM initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of September 30, 2018, the Company had received an aggregate of $650,000 ($650,000 in 2017) from the investors pursuant to the agreement of which approximately $376,000 was in current liabilities in the consolidated balance sheets ($432,000 as of December 31, 2017). The Company reduces the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

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

On February 16, 2015, DSSTM filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleges patent infringement and seeks judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. On June 1, 2017, the PTAB ruled in favor of Intel for all the challenged claims. On July 28, 2017, DSSTM filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. Oral arguments for the appeal are scheduled for December 6, 2018. The Intel litigation has been stayed by the District Court pending final determination of the IPR proceedings.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of September 30, 2018, and December 31, 2017, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of September 30, 2018, and December 31, 2017, there are no contingent payments due.

9. Stockholders’ Equity

Stock Options - During the nine months ended September 30, 2018, the Company issued an aggregate of 405,000 options to purchase the Company’s common stock at between $1.30 and $1.55 per share with a term of five years to employees at its technology, corporate and printed products divisions, as well as independent board members. The options granted during the three months ended June 30, 2018 vest pro-ratably as follows: 1/3 on the grant date, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date as long as the employee is employed or direct is active on such dates. The options granted during the three months ended September 30, 2018 vest pro-ratably as follows: 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date. The options had an aggregate estimated fair value on the grant date of approximately $335,000 using the Black-Scholes-Merton option pricing model with a volatility of 98.1% - 98.2%, a risk-free rate of return of 2.67% - 2.96% and zero dividend and forfeiture estimates.

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

Stock-Based Payments and Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2018, the Company had stock compensation expense of approximately $107,000 or less than $0.01 basic and diluted earnings per share ($203,000; $0.01 basic and diluted earnings per share for the corresponding nine months ended September 30, 2017).

10. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the nine-month periods ended September 30, 2018 and 2017:

Supplemental Cash Information
	2018	2017

Cash paid for interest	$100,000	$127,000

Non-cash investing and financing activities:
Gain from change in fair value of interest rate swap derivatives	$17,000	$10,000
Commons Stock issued for investment		485,000
Elimination of contingent liabilities through agreement	459,000	-
Purchase of intangible assets to be paid in installments	304,000	-

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2018 and 2017 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended September 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$2,736,000	$1,048,000	$310,000	$-	$4,094,000
Depreciation and amortization	227,000	60,000	22,000	1,000	310,000
Interest expense	(20,000)	(6,000)	-	(4,000)	(30,000)
Stock based compensation	1,000	-	15,000	4,000	20,000
Net Income (loss)	96,000	72,000	(427,000)	(153,000)	(412,000)

Three Months Ended September 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$2,719,000	$1,049,000	$431,000	$-	$4,199,000
Depreciation and amortization	169,000	30,000	152,000	1,000	352,000
Interest expense	(28,000)	-	(17,000)	(13,000)	(58,000)
Stock based compensation	-	-	1,000	11,000	12,000
Net Income (loss)	304,000	53,000	(397,000)	(237,000)	(277,000)

Nine Months Ended September 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$8,483,000	$2,949,000	$1,127,000	$-	$12,559,000
Depreciation and amortization	561,000	119,000	322,000	1,000	1,003,000
Interest expense	(66,000)	(17,000)	(12,000)	(17,000)	(112,000)
Stock based compensation	2,000	-	82,000	23,000	107,000
Net Income (loss)	378,000	63,000	2,092,000	(674,000)	1,859,000
Identifiable assets	9,381,000	3,141,000	830,000	1,483,000	14,835,000

Nine Months Ended September 30, 2017	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$8,122,000	$3,431,000	$1,276,000	$-	$12,829,000
Depreciation and amortization	487,000	91,000	462,000	2,000	1,042,000
Interest Expense	(83,000)	-	(44,000)	(44,000)	(171,000)
Stock based compensation	-	-	38,000	165,000	203,000
Net Income (loss)	812,000	372,000	(967,000)	(943,000)	(726,000)
Identifiable assets	9,143,000	2,450,000	1,642,000	4,200,000	17,435,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Total
Three months ended September 30, 2018
Packaging Printing and Fabrication	$2,482,000
Commercial and Security Printing	253,000
Technology Integrated Plastic Cards and Badges	409,000
Plastic Cards, Badges and Accessories	640,000
Total Printed Products	$3,784,000

Three months ended September 30, 2017
Packaging Printing and Fabrication	$2,469,000
Commercial and Security Printing	250,000
Technology Integrated Plastic Cards and Badges	528,000
Plastic Cards, Badges and Accessories	522,000
Total Printed Products	$3,769,000

Nine months ended September 30, 2018
Packaging Printing and Fabrication	$7,592,000
Commercial and Security Printing	891,000
Technology Integrated Plastic Cards and Badges	915,000
Plastic Cards, Badges and Accessories	2,034,000
Total Printed Products	$11,432,000

Nine months ended September 30, 2017
Packaging Printing and Fabrication	$7,334,000
Commercial and Security Printing	788,000
Technology Integrated Plastic Cards and Badges	1,421,000
Plastic Cards, Badges and Accessories	2,012,000
Total Printed Products	$11,555,000

Technology Sales, Services and Licensing Revenue Information:

Total
Three months ended September 30, 2018
Information Technology Sales and Services	$61,000
Digital Authentication Products and Services	143,000
Royalties from Licensees	107,000
Total Technology Sales, Services and Licensing	$311,000

Three months ended September 30, 2017
Information Technology Sales and Services	$103,000
Digital Authentication Products and Services	150,000
Royalties from Licensees	178,000
Total Technology Sales, Services and Licensing	$431,000

Nine months ended September 30, 2018
Information Technology Sales and Services	$269,000
Digital Authentication Products and Services	494,000
Royalties from Licensees	364,000
Total Technology Sales, Services and Licensing	$1,127,000

Nine months ended September 30, 2017
Information Technology Sales and Services	$354,000
Digital Authentication Products and Services	404,000
Royalties from Licensees	518,000
Total Technology Sales, Services and Licensing	$1,276,000

11. Subsequent Events

On October 24, 2018, the Company, Global eMacMall Limited, a privately-owned company incorporated in Hong Kong (“GEMM”), and Li Kin Pong, the sole-stockholder and owner of GEMM and a resident of Hong Kong, entered into a Sale and Purchase Agreement (the “Agreement”) whereby the Company will acquire 51% of the outstanding common shares of GEMM (the “GEMM Acquisition”). GEMM is a holding company which serves as a platform for the provision of construction equipment and special purpose vehicles through sales and leasing arrangements, primarily in Asia. Pursuant to the Agreement, the Company will issue 3,200,000 shares of its common stock and $1,121,000 by way of cash or in promissory notes, as determined by Company in its sole discretion in exchange for 51% of the outstanding shares of GEMM. Furthermore if the net earnings of GEMM in calendar year 2018 is less than $1,300,000, then the Purchase Price will be reduced by the amount of the short-fall of the net earnings for calendar year 2018 multiplied by a price to earnings ratio of 7, and a corresponding adjustment will be made to the remaining balance owed in cash or under any existing promissory note. Closing of the GEMM Acquisition is anticipated to occur within 60 days following the date of the Agreement, subject to customary closing conditions, as well as (i) the completion to the satisfaction of Company of a due diligence review of GEMM, and (ii) additional listing approval by the NYSE American LLC exchange of the DSS Shares to be issued.

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

DSS Digital Group - Develops and markets digital authentication solutions, including AuthentiGuard, a smartphone-based application system that integrates traditional printed optical deterrent technologies with proprietary digital data security-based solutions for brand protection and product diversion prevention.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 as compared to the Three and Nine Months Ended September 30, 2017

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% change
Revenue
Printed products	$3,784,000	$3,767,000	0%	$11,432,000	$11,553,000	-1%
Technology sales, services and licensing	310,000	432,000	-28%	1,127,000	1,276,000	-12%

Total revenue	$4,094,000	$4,199,000	-3%	$12,559,000	$12,829,000	-2%

For the three months ended September 30, 2018, total revenue was approximately $4.1 million, a decrease of 3% from the corresponding three months ended September 30, 2017. Revenues from the sale of printed products were relatively flat during the three months ended September 30, 2018, as compared to the same period in 2017. Technology sales, services and licensing revenue decreased 28% during the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to declines in licensing royalties and general IT services. Revenues for the nine months ended September 30, 2018 decreased from $12.8 million to $12.6, representing a decline of 2%. Printed products revenues for the nine months ended September 30, 2018 were down by 1% as compared to the same period in 2017, primarily due to a decline in sales for commercial printing and technology integrated plastic cards and badges, while Technology sales, services and licensing revenue decreased by 12%, primarily resulting from a decline in general IT services and royalty licensing revenues.

Costs and expenses

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,552,000	$2,401,000	6%	$7,890,000	$7,380,000	7%
Sales, general and administrative compensation	795,000	920,000	-14%	2,616,000	2,659,000	-2%
Depreciation and amortization	310,000	352,000	-12%	1,003,000	1,042,000	-4%
Professional fees	243,000	198,000	23%	828,000	556,000	49%
Stock based compensation	20,000	12,000	67%	107,000	203,000	-47%
Sales and marketing	137,000	117,000	17%	351,000	292,000	20%
Rent and utilities	173,000	167,000	4%	488,000	462,000	6%
Other operating expenses	241,000	205,000	18%	698,000	561,000	24%
Research and development	2,000	-	N/A	107,000	102,000	5%

Total costs and expenses	$4,473,000	$4,372,000	2%	$14,088,000	$13,257,000	6%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased by 6% during the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to a general increase in material costs as a percentage of the printed products groups’ total direct costs and an increase of outside services used by our packaging division. For the nine months ended September 30, 2018, costs of goods sold increased by 7% as compared to the same period in 2017 for the same reasons as stated for the three months ended September 30, 2018.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 14% and 2%, respectively, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to the reduction of senior management headcount and a reduction in commissions and bonus compensation expense.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three and nine months ended September 30, 2018, depreciation and amortization expense decreased 12% and 4%, respectively, as compared to the same periods in 2017, primarily due to the write-off of the semiconductor patents during the nine months ended September 30, 2018 (Note 5).

Professional fees increased 23% and 49%, respectively, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, as a result of increases in new consulting services for DSS International and increases in legal services for patent litigation.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation increased 67% during the three months ended September 30, 2018, as compared to the same period in 2017, due to the costs of stock options granted to various employees during the third quarter of 2018. For the nine months ended September 30, 2018, stock-based compensation decreased by 47%, as compared to the same period in 2017, due to a decline in stock options granted to employees.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 17% and 20%, respectively, during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, resulting from increases in trade show and travel and entertainment costs for the Company.

Rent and utilities increased by 4% and 6%, respectively, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to an increase in rental costs at the Company’s plastics division.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses increased by 18% and 24%, respectively, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily as the result of increases in dues and subscriptions, equipment expenses, and bank fees.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three months ended September 30, 2018, research and development costs were approximately $2,000 as compared to no research and development costs for the three months ended September 30, 2017. For the nine months ended September 30, 2018, research and development costs increased 5% primarily due to development costs related to the development of proprietary block chain solutions for DSS International.

Other Income and Expense

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% change

Other income and expense
Interest income	$2,000	$-	NA	$8,000	$-	NA
Interest expense	(30,000)	(58,000)	-48%	(112,000)	(171,000)	-35%
Amortized debt discount	(6,000)	(41,000)	-85%	(40,000)	(113,000)	-65%
Gain on extinguishment of liabilities, net	-	-	0%	3,533,000	-	N/A
Total other income and expense	$(34,000)	$(99,000)	-66%	$3,389,000	$(284,000)	-1293%

The company recognized interest income on the money market account, in the amount of $8,000 during the nine months ended September 30, 2018.

Interest expense decreased 48% and 35%, respectively, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due to a decrease in the total debt carried by the Company in 2018 as compared to 2017.

Amortized debt discount decreased 85% and 65%, respectively, during the three and nine months ended September 30, 2018, as compared to the same period in 2017, due to a decrease in the total debt carried by the Company in 2018 as compared to 2017.

Gain on extinguishment of liabilities, net -On June 26, 2018, the Company reached an agreement with one of its third-party IP monetization co-investors that, among other things, discharged the amounts recorded as liabilities by the Company under an agreement executed in 2014. As a result of this agreement, the Company recorded a gain of extinguishment of liabilities of $3,714,129 to reflect the discharge of the notes, a write down of other current labilities of $114,000 to reflect the elimination the contingent equity interests of $459,000 offset by the repayment of the $345,000 restricted cash, and the Company wrote-off the value of the underlying patents which had a net book value of $295,470, all of which resulted in the a net gain on the extinguishment of liabilities of $3,532,659 recorded in the period ended June 30, 2018.

Net Income (Loss)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% change	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% change

Net income (loss)	$(413,000)	$(277,000)	49%	$1,860,000	$(726,000)	-356%

Income (loss) per common share:
Basic	$(0.02)	$(0.02)	0%	$0.11	$(0.05)	-320%
Diluted	$(0.02)	$(0.02)	0%	$0.11	$(0.05)	-320%

Shares used in computing income (loss) per common share:
Basic	16,767,992	14,087,849	19%	16,662,907	13,793,946	21%
Diluted	16,767,992	14,087,849	19%	16,930,812	13,793,946	23%

For the three months ended September 30, 2018, the Company recorded net loss of approximately $412,000, as compared to a net loss of $277,000 during the same period in 2017. During the nine months ended September 30, 2018, the company recorded net income of $1.9 million, primarily due to the impact of net gain from extinguishment of liabilities of approximately $3.5 million which occurred during the second quarter of 2018, offset by operating losses incurred during the same period. The increases in operating losses incurred during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 primarily reflect the combined impact of a decline in revenues, especially technology-based revenues which carry higher gross margins, coupled with an increase in professional fees and an increase in costs associated with the Company’s expansion into Asia in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had cash of $2,051,800 and restricted cash of $6,180.

Operating Cash Flow – During the nine months ended September 30, 2018, the Company used approximately $1.5 million of cash for operations as compared to the $1.2 million in cash used for operations during the nine months ended September 30, 2017.

Investing Cash Flow – During the nine months ended September 30, 2018, the Company expended approximately $526,000 on equipment for its packaging and plastic card operations, $32,000 for non-compete agreement installment payments, and approximately $20,000 for patent applications.

Financing Cash Flows - During the nine months ended September 30, 2018, the Company made aggregate principal payments for long-term debt of approximately $966,000, which included a one-time payment of $345,000 as part of a final settlement of one debt agreement. In addition, the Company also received proceeds of approximately $288,000 from the collection of a subscription receivable, $88,000 in borrowings from the equipment line of credit for the plastics group, and $300,000 from the sale of the Company’s common stock.

Future Capital Needs -As of September 30, 2018, the Company had cash of approximately $2,051,000 and $800,000 available to its packaging division under a revolving credit line. The Company believes that its current cash resources and credit line resources provide it with sufficient resources to fund its operations and meet its obligations for at least the next twelve months, provided that the Company achieves or substantially achieves the key factors of its business plan over the next twelve months, including but not limited to (i) increasing sales of the Company’s digital products, especially of its AuthentiGuard products; (ii) continuing to decrease legal and professional expenses for the Company’s intellectual property monetization business; and (iii) continuing to generate operating profits from the Company’s packaging and plastic printing operations. In the absence of any of these, we will likely need to raise capital of approximately $500,000 to $1,000,000 to fund our operations for the twelve months. The Company believes that it will be able to raise additional equity and/or debt funding if necessary to fund working capital requirements not met by its current cash and credit resources. The Company has been able to obtain equity and/or debt-based financing in the past, including most recently when the Company raised gross proceeds of $1,050,000 in September 2017 and an $300,000 in July 2018 from the sale of its equity. However, there is no assurance the Company will be able to raise sufficient funds in the future if necessary to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

As of September 30, 2018, our critical accounting policies and estimates have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report for the Company’s Critical accounting policies with respect to revenue recognition. For a complete discussion of the Company’s other critical accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2018, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 which remained as of September 30, 2018, our principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously reported in our Form 10-Q for the second quarter of 2018, on March 23, 2018, in connection with the pending patent infringement litigation matter between the Company’s wholly-owned subsidiary, DSS Technology Management, Inc. (“DSSTM”) and defendant Apple, Inc. (“Apple”) in the U.S. District Court for the Northern District of California (the “District Court”), the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) entered judgment in favor of DSSTM reversing a previous ruling made by the Patent Trial and Appeal Board (the “PTAB”), which was favorable to defendant Apple, finding that PTAB erred when it found certain claims of DSSTM’s U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgement issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in our Form 10-Q for the second quarter of 2018, on July 3, 2018, the Company closed the sale of 214,286 shares of its common stock, par value $0.02 per share, to a related party accredited investor, Heng Fai Holdings Limited. The purchase price was $1.40 per share, for total proceeds of $300,000. The common stock sold in this transaction has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and was sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

DOCUMENT SECURITY SYSTEMS, INC.

November 14, 2018	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Chief Executive Officer (Principal Executive Officer)

November 14, 2018	By:	/s/ Philip Jones
Philip Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

