Form 10-K/A
period 2018-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2019-04-26
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [X] Smaller Reporting Company [X] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price of such common stock as reported on the NYSE American LLC exchange on June 30, 2018, was $13,216,916.

The number of shares of the registrant’s common stock outstanding as of April 24, 2019, was 18,002,721.

DOCUMENTS INCORPORATED BY REFERENCE. None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Document Securities System, Inc. (the “Company,” “DSS,” “we,” “us” or “our”) for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2019 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety. In addition, Part II, Item 9B is amended and restated in its entirety to provide the anticipated date of our 2019 Annual Meeting of Stockholders.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K, except that new certifications are being filed herewith. In particular, this Form 10-K/A does not change any previously reported financial results.

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

PART II

ITEM 9B - OTHER INFORMATION

DSS intends to hold its 2019 Annual Meeting of Stockholders in late 3rd quarter or early 4th quarter of 2019.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Board of Directors currently consists of eight directors. Biographical and certain other information concerning the Company’s directors is set forth below. There are no familial relationships among any of our directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our directors, or any associate of any such director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

Daniel DelGiorno	63	2019	Daniel DelGiorno has served as a director since February 14, 2019. Mr. DelGiorno has served as the Chief Executive Officer of Advanced Cyber Security Corp. since 2012. He has over 30 years of experience in the areas of technology development and marketing, both as an executive and a consultant, which qualifies him to serve on the Company’s Board of Directors.

Jeffrey Ronaldi	53	2013	Jeffrey Ronaldi has served as a director since July 1, 2013. He also served as Chief Executive Officer of the Company from July 1, 2013 until April 10, 2019. Mr. Ronaldi had previously served as Lexington Technology Group, Inc.’s Chief Executive Officer from November 9, 2012 until July 1, 2013. He also has served since July 2011 as Managing Director at HPR Capital, LLC; since January 2008 he has also served as Managing Partner of CTD Group, LLC and since June 2005, he has served as Managing Director of SSL Services, LLC. From November 2008 to November 2010, he served as Chief Executive Officer at Turtle Bay Technologies, an intellectual property management firm that provides strategic capital, asset management services and guidance for intellectual property owners. Mr. Ronaldi’s experience with Turtle Bay Technologies and management of intellectual property qualifies him to serve on our Board of Directors.

Clark Marcus	77	2017	Clark Marcus has served as a director of the Company since August 1, 2017. Mr. Marcus is Chairman of the Board and Chief Executive Officer of Advanzeon Solutions, Inc. located in Tampa, Florida, positions he has held since May 2009. From September 1993 until October 2008, Mr. Marcus served as Chairman of the Board of The Amacore Group, Inc. (f/k/a Eye Care International, Inc.).

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

He also served as Amacore’s Chief Executive Officer and President. Mr. Marcus also serves on the Board of Directors for America’s Agenda: Health Care for All. Mr. Marcus previously served as a member of the American Academy of Ophthalmology’s Corporate Advisory Counsel; participated as a guest lecturer at various national healthcare conferences and has authored numerous healthcare related articles published in various national healthcare publications such as “Managed Care Weekly” and “Managing Employee Health Benefits”. Mr. Marcus has also been a practicing attorney since 1968 and was a Partner in the New York law firms of Victor & Marcus and Marcus & Marcus. Mr. Marcus’ legal expertise and experience in leading various companies qualify him to serve on our board of directors.

Joseph Sanders	59	2015	Joseph Sanders has served as a director of the Company since October 1, 2015. Mr. Sanders graduated with a BS in Business Administration and Finance from the University of Southern California and went on to receive an MBA in Finance from Loyola Marymount University. He received his license as a financial advisor in 1981, and then worked as a financial analyst at Hughes Aircraft for two years. Thereafter, between 1983 and 2001, Mr. Sanders served as a financial advisor at Dean Witter, EF Hutton, Shearson Lehman, Bateman Eichler, AG Edwards, Sutro and Morgan Stanley. Since 2001, Mr. Sanders has served as a Registered Investment Advisor with a firm formerly known as Newport Coast Securities, which was recently acquired by WestPark Capital. All of this experience qualifies him to serve on our Board of Directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships
Pamela Avallone	48	2017

Pamela Avallone has served as a director of the Company since August 1, 2017. Dr. Avallone is a Registered U.S. patent attorney and medical doctor with over 25 years of combined scientific, medical and legal experience. Dr. Avallone’s practice has focused on intellectual property litigation and transactions, science and technology law, and regulatory matters with experience in both in-house and outside counsel. From 2014-2016, Dr. Avallone served as a Director of Intellectual Property Investments for Brickell Key Asset Management, LLC (“BKI”). Dr. Avallone was a shareholder at the law firm of Polsinelli P.C. (New York, 2012-2014), and an attorney at the law firms of Edwards Wildman Palmer LLP (Boston, 2007-2012), and Frommer Lawrence & Haug LLP (New York, 2002-2005). Dr. Avallone was Intellectual Property Counsel for Rembrandt IP Management (2005-2007), where she managed IP litigation and acquisitions in the telecommunications, semiconductor, medical device, and healthcare sectors. During her Boston-based law firm practice, Dr. Avallone concurrently served as in-house counsel for Cequent Pharmaceuticals, Inc. (Vice-President, Intellectual Property and Legal Affairs, 2007-2010, after which Cequent merged MDRNA, Inc. to form Marina Biotech Inc.). and GnuBIO Inc. (Vice President, Intellectual Property and Legal Affairs, 2007-2014, after which GnuBIO was acquired by Bio-Rad Laboratories, Inc.). Prior to practicing law, Dr. Avallone worked as a Research Scientist in the Department of Research Technologies for Bayer Corporation (1998-2001), as a Research Assistant for Neurogen Corporation (1997-1998) and as a Research Assistant in clinical research in cardiothoracic surgery (Yale-New Haven Hospital, 1991-1995). Dr. Avallone earned her J.D. with a concentration in intellectual property and communications law from Yeshiva University, Cardozo School of Law, her M.D. from University of Medicine and Health Sciences, her M.S. from Southern Connecticut State University, and her B.S. (cum laude) from the University of New Haven. Dr. Avallone’s expertise in patent and transactional law and IP finance qualifies her to serve on our board of directors.

Frank D. Heuszel	62	2018	Frank Heuszel has served as a director of the Company since July 30, 2018. He has served as the Company’s interim Chief Executive Officer since April 11, 2019, and as the Company’s interim Chief Financial Officer since April 17, 2019. Mr. Heuszel is a practicing attorney, a Certified Public Accountant, and a Certified Internal Auditor, and has over 39 years of experience in accounting and finance matters. Mr. Heuszel’s law practice focuses on the regulation and operation of banks, corporate restructures, and mergers and acquisitions. Mr. Heuszel’s experience and expertise in the areas of evaluating financial statements and complex financial transactions has been beneficial to the Company and qualifies him to serve on the Company’s board of directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships
Lo Wah Wai	55	2019

Mr. Lo Wah Wai (also known as Lowell Lo) has served as a director of the Company since April 12, 2019. Mr. Lo is currently Chairman and Managing Director of the BMI Intelligence Group Limited, a leading corporate consulting and financial services firm in the Asia Pacific Region he founded in 1995, and is responsible for the overall management, strategic planning and development of the firm. Prior to establishing BMI Intelligence Group Limited, Mr. Lo was the Audit Manager of Deloitte Touche Tohmatsu for nine years, including two years of service in Deloitte’s U.S. headquarters. Mr. Lo has extensive experience with initial public offerings and has participated in the listings of several companies including Ajisen Remen, 361 Degrees Group, Lilanz Group and IGG. Mr. Lo’s professional qualifications include Hong Kong Certified Public Accountants (CPA), American Institute of Certified Public Accountants (AICPA), Information Systems Auditor and Control Association (ISACA) and Senior International Finance Manager (SIFM). Mr. Lo is also currently and independent, non-executive board member of Chongqing Machinery & Electric Co., Ltd. And Tenfu (Cayman) Holdings Company Limited, both Hong Kong Exchange-listed companies. Mr. Lo received his bachelor’s degree in Business Administration from the Chinese University of Hong Kong and a master’s degree from the New Jersey Institute of Technology. Mr. Lo’s financial expertise and experience in the management and strategic development of various companies qualifies him to serve on the Company’s board of directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

Heng Fai Ambrose Chan	74	2017	Heng Fai Ambrose Chan has served as a director of the Company since February 12, 2017 and became Chairman of the Board of Directors on March 27, 2019. He has also served as an officer of the Company’s wholly-owned subsidiary, DSS International Inc., since July of 2017. Mr. Chan is an expert in banking and finance, with years of experience in the industry. Mr. Chan has restructured 35 companies in various industries and countries in the past 40 years. Mr. Chan currently serves as the Chief Executive Officer of Singapore eDevelopment Limited (SED), a publicly traded company on the Singapore Stock Exchange. He also serves as a director of BMI Capital Partners International Ltd., a wholly-owned subsidiary of SED. Mr. Chan also serves on the board of Holista CollTech Limited, a publicly traded company listed on the Australian Securities Exchange. Mr. Chan formerly served as (i) Managing Chairman of Heng Fai Enterprises Limited (now known as ZH International Holdings Limited) which trades on the Hong Kong Stock Exchange; (ii) the Managing Director of SGX Catalist-listed SingHaiyi Group Ltd., which under his leadership, transformed from a failing store-fixed business provider with net asset value of less than $10 million into a property trading and investment company and finally to a property development company with net asset value over $150 million before Mr. Chan ceded controlling interest in late 2012; (iii) the Executive Chairman of China Gas Holdings Limited, a formerly failing fashion retail company listed on the Hong Kong Stock Exchange, which under his direction, was restructured to become one of the few large participants in the investment in and operation of city gas pipeline infrastructure in China; (iv) a director of Global Med Technologies, Inc., a medical company listed on NASDAQ engaged in the design, development, marketing and support information for management software products for healthcare-related facilities; (v) a director of Skywest Limited, an ASX-listed airline company; and (vi) the Chairman and Director of American Pacific Bank. In 1987, Mr. Chan acquired American Pacific Bank, a full-service U.S. commercial bank, and brought it out of bankruptcy. He recapitalized, refocused and grew the bank’s operations. Under his guidance it became a NASDAQ-listed high asset quality bank with zero loan losses for over five consecutive years before it was ultimately bought and merged into Riverview Bancorp Inc. Mr. Chan’s international business contacts and experience qualifies him to serve on our Board of Directors.

Board of Directors and Committees

The Company has determined that each of Pamela Avallone, Clark Marcus and Joseph Sanders qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In fiscal 2018, each of the Company’s independent directors attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. During the fiscal year ended December 31, 2018, the Board held twelve meetings and acted by written consent on four occasions.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held four meetings in 2018, and acted by written consent on two occasions. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of year-end 2018, the Audit Committee was comprised of Frank D. Heuszel and Joseph Sanders. Currently, the Audit Committee is comprised of Joseph Sanders. Joseph Sanders is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended. Each of the members of the Audit Committee is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee held three meetings in 2018, and acted by written consent on zero occasions.

The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. At the close of 2018, the Compensation and Management Resources Committee was comprised of Pamela Avallone, Clark Marcus and Joseph Sanders. Currently, the Compensation and Management Resources Committee consists of Clark Marcus and Joseph Sanders. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. At the close of 2018, the Nominating and Corporate Governance Committee was comprised of Pamela Avallone, Clark Marcus and Joseph Sanders. Currently, the Nominating and Corporate Governance Committee consists of Joseph Sanders and Clark Marcus, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Nominating and Corporate Governance Committee held three meetings in 2018, and acted by written consent on zero occasions. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, is available on the Corporate Governance section of our web site at www.dsssecure.com.

EXECUTIVE OFFICERS

The person who is currently serving as the sole Named Executive Officer of the Company as of April 17, 2019 is Frank D. Heuszel. The biography for Frank D. Heuszel is contained herein in the information disclosures relating to the Company’s directors. Mr. Heuszel serves as both the interim Chief Executive Officer and the interim Chief Financial Officer of the Company.

At the close of 2018, the Company’s Named Executive Officers were Jeffrey Ronaldi, who served as the Company’s Chief Executive Officer, and Philip Jones, who served as the Company’s Chief Financial Officer. On March 27, 2019, in anticipation of the departure of Jeffrey Ronaldi from his position as the Company’s Chief Executive Officer, the Board of Directors of the Company determined to reassign Mr. Ronaldi’s responsibilities to Philip Jones, who was then serving as the Company’s Chief Financial Officer. Mr. Ronaldi’s employment as Chief Executive Officer then ended on April 10, 2019. On March 27, 2019, Philip Jones assumed the role of interim Principal Executive Officer in addition to his duties as Chief Financial Officer of the Company. On April 9, 2019, Mr. Jones tendered his resignation as Chief Financial Officer and interim Principal Executive Officer of the Company, with his departure from the Company effective April 17, 2019. Robert Bzdick, who formerly served as the Company’s President, resigned effective on August 1, 2018.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2018, all Reporting Persons were in compliance with the applicable requirements of Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer and President during 2018, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation(2)	Total
						($)
Jeffrey Ronaldi	2018	$200,000	$67,263	$-	$-	$5,086	$272,349
Chief Executive Officer	2017	200,000	63,000	-	100,000	-	$363,000

Philip Jones	2018	199,038	-	-	25,000	-	$224,038
Chief Financial Officer	2017	150,000	-	-	-	-	$150,000

Robert B. Bzdick	2018	116,667	-	-	216,927	18,580	$352,174
President	2017	200,000	42,000	-	177,100	22,626	$441,726

(1)	Represents the total grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our financial statements for the year ended December 31, 2018.

(2)	Includes health insurance premiums and automobile expenses paid by the Company.

Employment and Severance Agreements

Frank D. Heuszel has served as the Company’s interim Chief Executive Officer since April 11, 2019, and also as the Company’s interim Chief Financial Officer since April 17, 2019. Mr. Heuszel is an at-will employee and receives total cash compensation in the amount of $7,500 per month for his combined services as interim Chief Executive Officer and Chief Financial Officer. Mr. Heuszel has no employment or severance agreements with the Company.

The Company’s previous Named Executive Officers, Robert Bzdick, Jeffrey Ronaldi and Philip Jones are no longer employed by the Company as of August 1, 2018, April 10, 2019, and April 17, 2019, respectively.

Mr. Jones was an at-will employee. If Mr. Jones’ employment had been involuntarily terminated by the Company, he would have been entitled to receive severance payments in the amount of four months current base-salary.

On July 31, 2018, the Company and Robert Bzdick entered into a Non-Compete Letter Agreement (the “Agreement”) whereby the parties mutually agreed that Mr. Bzdick’s employment as President of the Company and Chief Executive Officer of Premier Packaging Corporation, a wholly-owned subsidiary of the Company, would terminate effective on August 1, 2018. The Agreement voided and replaced Mr. Bzdick’s previous employment agreement with the Company, originally dated February 12, 2010, and amended on October 1, 2012, except for the non-competition and non-solicitation covenants contained therein, which were carried forward in their entirety to the new Agreement.

Pursuant to the terms of the Agreement, Mr. Bzdick received his regular wages and contractual bonus sum accrued through the separation date, and also receives the sum of $16,000 per month, for a period of 19 months, as consideration for the two-year non-competition and non-solicitation restrictive covenants contained in the Agreement, which are identical to the restrictive covenants contained in Mr. Bzdick’s previous employment agreement, which are now incorporated by reference into the Agreement. In addition, the Company agreed to continue to pay the cost of Mr. Bzdick’s health, dental and vision insurance coverage for a period of 19 months or until he is eligible for such benefits from another employer, whichever is shorter. In the Agreement, Mr. Bzdick specifically acknowledges that, among other remedies, the Company is entitled to cease all payments under the Agreement and recoup all payments previously made in the event Mr. Bzdick revokes, violates or breaches the Agreement, or discontinues any promised act under the Agreement. Moreover, the Agreement further provides that in the event Mr. Bzdick breaches the Agreement by bringing suit or filing a claim with an administrative agency, then he must, as a condition precedent, repay to the Company in cash all consideration received pursuant to the Agreement. The Agreement also contains standard mutual release and damages clauses, and a clause that provides that in any action for breach of the Agreement, the prevailing party shall be entitled to recover attorneys’ fees from the opposing party.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our Named Executive Officers, which were outstanding as of December 31, 2018:

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Option Exercise Price	Option Expiration Date
	(#)	(#)	(#)	($)	($)
	Exercisable	Un-exercisable
Philip Jones	11,095	-	-	-	8.00	3/5/2019
	8,375	-	-	-	2.40	12/18/2019

Jeffrey Ronaldi	51,775	-	-	-	8.00	3/5/2019

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2018:

	Fees Earned or	Stock	Option
Name	Paid in Cash	Awards	Awards (1)	Total
	($)	($)	($)	($)
Robert B. Fagenson (2)	$7,500	$-	$8,200	$15,700
Pamella Avallone	19,000	-	8,200	27,200
Joseph Sanders	18,500	-	8,200	26,700
Warren Hurwitz (2)	8,000	-	8,200	16,200
Frank Heuszel (3)	9,500	-	-	9,500
William Lerner (2)	7,500	-	8,200	15,700
Clark Marcus	19,500	-	8,200	27,700

(1)	Represents the total grant date fair value of option awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our consolidated financial statements for the year ended December 31, 2018.

(2)	Resigned as a director of the Company as of June 1, 2018.

(3)	Mr. Heuszel’s service as a director of the Company commenced on July 30, 2018. As of April 11, 2019, Mr. Heuszel is no longer an independent director.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of April 24, 2019 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” below), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o Document Security Systems, Inc., 200 Canal View Boulevard, Suite 300, Rochester, New York 14623.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants or options exercisable within 60 days of April 24, 2019.

The percentages of shares beneficially owned are based on 18,002,721 shares of our Common Stock issued and outstanding as of April 24, 2019, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on April 24, 2019, plus (b) the number of shares such person has the right to acquire within 60 days of April 24, 2019.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Heng Fai Ambrose Chan (1)	3,418,871	18.99%
Jeffrey Ronaldi (2)	572,378	3.17%
Joseph Sanders (3)	736,699	2.15%
Clark Marcus (4)	7,841	*
Pamela Avallone (5)	6,666	*
Frank Heuszel	-	*
Daniel D’Giorno	130,435	*
All officers and directors as a group (7 persons)	4,872,890	26.84%

5% Shareholders
Heng Fai Ambrose Chan	See Above	See Above

* Less than1%.

(1) Includes 2,912 individually owned shares of the Company’s Common Stock, 500,000 shares of the Company’s Common Stock owned by BMI Capital Partners International Limited, 1,786,531 shares of the Company’s Common Stock owned by Heng Fai Holdings Limited, 446,428 shares of the Company’s Common Stock owned by LiquidValue Development Pte Ltd, and 683,000 shares of the Company’s Common Stock owned by Hengfai Business Development Pte. Ltd. Mr. Chan has dispositive power over all of these shares.

(2) Includes 520,603 shares of the Company’s Common Stock, 51,775 shares of the Company’s Common Stock issuable upon exercise of stock options within 60 days of April 24, 2019.

(3) Consists of 650,033 shares of the Company’s Common Stock, 83,333 shares of the Company’s Common Stock issuable upon exercise of warrants within 60 days of April 24, 2019, 6,666 shares of the Company’s Common Stock issuable upon the exercise of options within 60 days of April 24, 2019.

(4) Consists of 1,175 shares of the Company’s Common Stock owned by Mr. Marcus’ son, over which Mr. Marcus has dispositive power pursuant to a power of attorney and 6,666 shares of the Company’s Common Stock issuable upon the exercise of options within 60 days of April 24, 2019.

(5) Includes 6,666 shares of the Company’s Common Stock issuable upon the exercise of options within 60 days of April 24, 2019.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2018.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On February 13, 2018, the Company and Pamela Avallone entered into a Consulting Agreement. Pursuant to the Agreement, Ms. Avallone provides intellectual property guidance on all of the Company’s intellectual property matters. The term of the Agreement is month-to-month, and Ms. Avallone receives cash compensation in the amount of $7,500 per month under the Agreement. Ms. Avallone is a director of the Company and a related party.

On March 30, 2018, Joseph Sanders completed the purchase of 400,000 shares of restricted common stock of the Company pursuant to a Securities Purchase Agreement with the Company dated August 30, 2017, and received an immediately exercisable warrant to purchase up to an additional 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Mr. Sanders is a director of the Company and a related party.

On July 3, 2018, Heng Fai Holdings Limited (“HFHL”) purchased 214,286 shares of the Company’s common stock at a purchase price of $1.40 per share. Mr. Heng Fai Ambrose Chan is the owner of HFHL. Mr. Chan is a director of the Company and a related party.

On December 17, 2018, Heng Fai Holdings Limited (“HFHL”) purchased 612,245 shares of the Company’s common stock at a purchase price of $0.98 per share. Mr. Heng Fai Ambrose Chan is the owner of HFHL, Mr. Chan is a director of the Company and a related party.

On February 18, 2019, the Company entered into a $500,000 Convertible Promissory Note (the “Note”) with LiquidValue Development Pte Ltd (“LQVD”). The Note had a term of one year, and a conversion price of $1.12 per share. On March 25, 2019, LQVD exercised its conversion rights and purchased 446,428 shares of the Company’s common stock at $1.12 per share.

On February 22, 2019, one of the Company’s foreign subsidiaries, DSS Cyber Security Pte Ltd. entered into a licensing and distribution agreement with Advanced Cyber Security Corp. (“ACS”). As consideration for the licensing and distribution agreement, the Company paid ACS $350,000 cash and on March 5, 2019, issued ACS 130,435 shares of the Company’s common stock at $1.15 per share as additional consideration for the agreement. Daniel DelGiorno is the Chief Executive Officer and owner of ACS. Mr. DelGiorno is a director of the Company and a related party.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for audit and review services for the fiscal years ended December 31, 2018 and 2017 were approximately $125,117 and $119,106, respectively.

Audit Related Fees

The aggregate fees billed for other related services by our principal accountant, Freed Maxick CPAs, P.C., pertaining to the audit of the Company’s employee benefit plan and review of the stand-alone financial statements for one of the Company’s subsidiaries, for the years ended December 31, 2018 and 2017 were approximately $26,800 and $30,400, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2018 and 2017 were approximately $33,305 and $27,833, respectively.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2018 and 2017.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed by our principal accountant, Freed Maxick CPAs, P.C. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Freed Maxick CPAs, P.C. The percentage of hours expended on Freed Maxick CPAs, P.C.’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 1%.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

b) Exhibits

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of interim Chief Executive Officer and interim Chief Financial Officer*

32.1	Certification of interim Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

Date: April 26, 2019	By:	/s/ Frank D. Heuszel
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 26, 2019	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Interim Chief Executive Office, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

April 26, 2019	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan
Director, Chairman and CEO of DSS International Inc.

April 26, 2019	By:	/s/ Joseph Sanders
Joseph Sanders
Director

April 26, 2019	By:	/s/ Pamela Avallone
Pamela Avallone
Director

April 26, 2019	By:
Clark Marcus
Director

April 26, 2019	By:	/s/ Jeffrey Ronaldi
Jeffrey Ronaldi
Director

April 26, 2019	By:	/s/ Daniel DelGiorno
Daniel DelGiorno
Director

April 26, 2019	By:	/s/ Lo Wah Wai
Lo Wah Wai
Director

