Form 10-Q
period 2019-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2019-05-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.02 par value per share	DSS	The NYSE American LLC

As of May 14, 2019, there were 18,002,721 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,336,754	$2,317,659
Restricted cash	109,892	130,326
Accounts receivable, net of $50,000 allowance for doubtful accounts	2,495,828	2,217,877
Inventory	1,345,667	1,563,593
Prepaid expenses and other current assets	309,223	285,580
Total current assets	5,597,364	6,515,035

Property, plant and equipment, net	5,015,358	5,014,494
Investment	324,930	324,930
Other assets	90,319	90,319
Right-of-use assets	1,396,278	-
Goodwill	2,453,597	2,453,597
Other intangible assets, net	1,291,868	881,411

Total assets	$16,169,714	$15,279,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,246,798	$1,347,491
Accrued expenses and deferred revenue	965,652	1,106,346
Other current liabilities	1,846,281	2,255,942
Current portion of long-term debt, net	698,369	713,427
Current portion of lease liability	360,839	-
Total current liabilities	5,117,939	5,423,206

Long-term debt, net	1,680,285	1,721,936
Lease liability	1,059,802	-
Other long-term liabilities	350,906	391,325
Deferred tax liability, net	168,986	168,986

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 18,002,721 shares issued and outstanding (17,425,858 on December 31, 2018)	360,054	348,517
Additional paid-in capital	108,281,820	107,624,666
Accumulated other comprehensive loss	(7,830)	(7,052)
Accumulated deficit	(100,842,248)	(100,391,798)
Total stockholders’ equity	7,791,796	7,574,333
Total liabilities and stockholders’ equity	$16,169,714	$15,279,786

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

(unaudited)

	2019	2018
Revenue:
Printed products	$4,366,054	$3,923,279
Technology sales, services and licensing	442,866	454,275
Total revenue	4,808,920	4,377,554

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	3,159,551	2,581,615
Selling, general and administrative (including stock based compensation)	1,776,815	1,782,568
Depreciation and amortization	294,407	345,667
Total costs and expenses	5,230,773	4,709,850
Operating loss	(421,853)	(332,296)

Other income (expense):
Interest income	1,668	3,074
Interest expense	(29,665)	(49,138)
Amortization of deferred financing costs and debt discount	(600)	(27,731)

Loss before income taxes	(450,450)	(406,091)

Income tax expense (benefit)	-	-

Net loss	$(450,450)	$(406,091)

Other comprehensive (loss) income:
Interest rate swap (loss) gain	(778)	14,889

Comprehensive loss:	$(451,228)	$(391,202)

Loss per common share:
Basic and diluted	$(0.03)	$(0.02)

Shares used in computing loss per common share:
Basic and diluted	17,494,750	16,599,327

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(450,450)	$(406,091)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	294,407	345,667
Stock based compensation	30,701	1,251
Paid in-kind interest	-	12,000
Amortization of deferred financing costs and debt discount	600	27,731
Decrease (increase) in assets:
Accounts receivable	(277,951)	25,689
Inventory	217,926	51,699
Prepaid expenses and other current assets	720	13,329
Increase (decrease) in liabilities:
Accounts payable	(100,692)	188,795
Accrued expenses	(213,370)	(103,928)
Other liabilities	(378,183)	(249,594)
Net cash used by operating activities	(876,292)	(93,452)

Cash flows from investing activities:
Purchase of property, plant and equipment	(210,945)	(132,937)
Purchase of intangible assets	(350,000)	(15,780)
Net cash used by investing activities	(560,945)	(148,717)

Cash flows from financing activities:
Payments of long-term debt	(57,309)	(206,542)
Borrowings from convertible note	500,000	-
Issuances of common stock, net of issuance costs	(6,793)	-
Receipt of subscription receivable, net of issuance costs	-	288,000
Net cash provided by financing activities	435,898	81,458

Net decrease in cash and cash equivalents	(1,001,339)	(160,711)
Cash and restricted cash at beginning of period	2,447,985	4,444,628

Cash and restricted cash at end of period	$1,446,646	$4,283,917

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Subscription	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Loss	Deficit	Total
Balance, December 31, 2017	16,599,327	$331,987	$106,633,708	$(300,000)	$(23,069)	$(101,856,767)	$4,785,859

Issuance of common stock, net	-	-	(12,000)	300,000	-	-	288,000
Stock based payments, net of tax effect	-	-	1,251	-	-	-	1,251
Other comprehensive gain	-	-	-	-	14,889	-	14,889
Net loss	-	-	-	-	-	(406,091)	(406,091)

Balance, March 31, 2018	16,599,327	$331,987	$106,622,959	$-	$(8,180)	$(102,262,858)	$4,683,907

Balance, December 31, 2018	17,425,858	$348,517	$107,624,666	$-	$(7,052)	$(100,391,798)	$7,574,333

Issuance of common stock, net	576,863	11,537	626,453	-	-	-	637,990
Stock based payments, net of tax effect	-	-	30,701	-	-	-	30,701
Other comprehensive loss	-	-	-	-	(778)	-	(778)
Net loss	-	-	-	-	-	(450,450)	(450,450)

Balance, March 31, 2019	18,002,721	$360,054	$108,281,820	$-	$(7,830)	$(100,842,248)	$7,791,796

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc., which also operates under the name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management (“DSSTM”), Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2018, the Company commenced operations in the Asia Pacific market through its subsidiary DSS Asia Limited, which was formed in 2017.

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

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

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

Restricted Cash – As of March 31, 2019, cash of $109,892 ($130,326 – December 31, 2018) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash	$1,336,754	$2,317,659	$3,728,086	$4,188,623
Restricted Cash	109,892	130,326	555,831	256,005
Total	$1,446,646	$2,447,985	$4,283,917	$4,444,628

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has an interest rate swap that changes variable rates into fixed rates on one Citizens Bank term loan relating to the Company’s subsidiary, Premier Packaging. This swap qualifies as a Level 2 fair value financial instrument. This swap agreement is not held for trading purposes and the Company does not intend to sell this derivative swap financial instrument. The Company records the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A. based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of March 31, 2019 was approximately $8,000 ($7,000 - December 31, 2018).

As of March 31, 2019, the Company has an interest rate swap agreement for its debt with RBS Citizens, N.A. (“Citizens Bank”) (see Note 6) which changes a variable rate into a fixed rate on a term loan as follows:

Amount	Variable	Fixed	Date
$858,865	5.64%	5.87%	August 30, 2021

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.

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

For the three months ended March 31, 2019, common stock equivalents were excluded from the calculation of diluted earnings per share as the Company had a net loss, since their inclusion would have been anti-dilutive. Common stock equivalents were also excluded from the calculation of diluted earnings per share for 2018 periods presented in which the Company had a net loss, since their inclusion would have been anti-dilutive.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2019, two customers accounted for approximately 35% and 10%, respectively, of the Company’s consolidated revenue and accounted for 43% and 3%, respectively, of the Company’s accounts receivable balance as of March 31, 2019. During the three months ended March 31, 2018, these two customers accounted for 24% and 15%, respectively, of the Company’s consolidated revenue and accounted for 27% and 3%, respectively, of the Company’s accounts receivable balance as of March 31, 2018. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

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

Recently Adopted Accounting Pronouncements – In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients permitted under the transition guidance and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance for the quarter ended March 31, 2019 by recording operating lease ROU asset and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive loss.

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding ROU assets upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company records lease liabilities within current or noncurrent liabilities based upon the length of time associated with the lease payments. The operating lease ROU assets includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any, and are recorded as noncurrent assets. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the accompanying consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The impact of the adoption of ASC 842 on the accompanying consolidated balance sheet as of January 1, 2019 was a right-of-use asset and a lease liability of $1,489,156.

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $1.3 million in cash, and a positive working capital position of approximately $479,000 as of March 31, 2019, due to the fact that the Company has incurred negative cash flows from operating and investing activities over the past two years, and has projected that the Company will likely incur negative cash flows from operations in 2019, the Company has determined that it will likely need to raise capital in 2019 to continue as a going concern.

The expected use of cash for operations in 2019 will be primarily for funding operating losses, working capital, legal expenses associated with its intellectual property related litigation, and the costs associated with the global roll-out of the Company’s AuthentiGuard product line. Historically, the Company has been able to obtain equity and/or debt-based financing, including most recently when the Company raised gross proceeds of $951,000 in 2017 and $1,176,000 in 2018 from the sale of its equity.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, evaluating capital raising alternatives that will increase the Company’s cash resources by at least $2 million by the end of the third quarter of 2019, and tightly controlling operating costs and reducing spending growth rates wherever possible.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Recent Accounting Pronouncements – In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standards update is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its Consolidated Financial Statements.

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

As of March 31, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days but up to net 60 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2019, the Company established a reserve for doubtful accounts of approximately $50,000 ($50,000 – December 31, 2018). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2019.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 12 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following:

	Inventory
	March 31, 2019	December 31, 2018

Finished Goods	$996,365	$1,144,695
WIP	207,028	339,091
Raw Materials	142,274	79,807

	$1,345,667	$1,563,593

4. Investment

The Company owns 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The shares and warrants are restricted for resale until September 17, 2019. At the time of the investment, the cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. In 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” has and carries its investment in SED at costs. During the 4th quarter of 2018, the Company determined that its investment in Singapore eDevelopment (“SED”) was impaired due to the decline in the share price of SED, especially since November of 2018, which the Company believes was influenced by a general decline in equity markets in Asia caused by the tariff dispute between the United States and China. As such, in response to the decline in the trading value of the SED shares in the fourth quarter of 2018, the Company performed an impairment test and determined an impairment of approximately $160,000 was warranted. The carrying value of the investment as of March 31, 2019 was $324,930.

5. Intangible Assets

Intangible assets are comprised of the following:

		March 31, 2019			December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists, licenses and non-compete agreements	3-10 years	1,778,848	887,698	891,150	1,284,065	823,884	460,181
Acquired intangibles - patents and patent rights		500,000	500,000	-	500,000	500,000	-
Patent application costs	Varied (1)	1,168,155	767,437	400,718	1,168,155	746,925	421,230
		$3,447,003	$2,155,135	$1,291,868	$2,952,220	$2,070,809	$881,411

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of March 31, 2019, the weighted average remaining useful life of these assets in service was approximately 7 years.

Amortization expense for the three months ended March 31, 2019 amounted to $84,326 ($169,644 - March 31, 2018).

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

On March 5, 2019, the Company paid $350,000 and issued 130,435 shares of the Company’s common stock valued at $144,783 in conjunction with the signing of a Master Distributor Agreement with Advanced Cyber Security Corp. (“ACS”) to for the Company to distribute ACS’s EndpointLockV™ cyber security software exclusively in thirteen countries in Asia and Australia, and non-exclusively, in the U.S. and Middle East. The aggregate cost of $494,783 of the agreement was recorded as an intangible asset to be amortized over the expected useful life of 36 months.

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 3.75% (6.24% as of March 31, 2019) and has a maturity date of May 31, 2019. As of March 31, 2019, and December 31, 2018, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48 month amortization which will be adjusted upon conversion. As of March 31, 2019, the line had not yet converted and had a balance of $339,600 ($339,000 at December 31, 2018).

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $800,000 to enable Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bears interest at 2% above the LIBOR Advantage Rate (as defined in the agreement) (4.49% at March 31, 2019) until converted. Effective on conversion, the interest rate payable on the aggregate principal balance outstanding shall be adjusted to a fixed rate equal to 2% above Citizens’ cost of funds as determined by Citizens. Prior to conversion, interest on the outstanding principal is payable in arrears monthly. After conversion, the aggregate principal balance may be repaid in (i) up to 84 installments comprised of principal and interest for new equipment or (ii) up to 60 installments comprised of principal and interest for used equipment. Commencing March 30, 2019, the line was converted into two term notes under which the Company will make monthly payments of $13,657 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. As of March 31, 2019, the combined balance of the term notes was $673,691 ($684,554 at December 31, 2018).

Term Loan Debt - On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of March 31, 2019, the loan had a balance of $122,041 ($149,542 at December 31, 2018).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note calls for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15% (5.64% at March 31, 2019). Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan (see Note 1. “Derivative Instruments”). The Promissory Note matures in August 2021 at which time a balloon payment of the remaining principal balance will be due. As of March 31, 2019, the Promissory Note had a balance of $858,865 ($869,865 at December 31, 2018).

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5-year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15% (5.64% at March 31, 2019), which payments commenced on July 1, 2014. The note matures in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 is due. As of March 31, 2019, the note had a balance of $305,000 ($315,000 – December 31, 2018).

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging and Plastic Printing Professionals, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2018, both Premier Packaging and Plastic Printing Professionals were in compliance with the annual covenants.

On October 24, 2018, the Company’s subsidiary, DSS Asia Limited entered into a $100,000 unsecured promissory note with HotApps International Pte Ltd in conjunction with the acquisition of Guangzhou Hotapps Technology Ltd., a Chinese subsidiary of HotApps International Pte Ltd, by DSS Asia Limited. The promissory note does not accrue interest and is payable in full on October 24, 2020.

Effective on February 18, 2019, Document Security Systems, Inc. (the “Company” or “Borrower”) entered into a Convertible Promissory Note (the “Note”) with LiquidValue Development Pte Ltd (the “Holder”) in the principal sum of $500,000 (the “Principal Amount”), of which up to $500,000 of the Principal Amount can be paid by the conversion of such amount into the Company’s common stock, par value $0.02 per share, up to a maximum of 446,428 shares of common stock (the “Common Stock”), at a conversion price of $1.12 per share. The Note carried a fixed interest rate of 8% per annum and had a term of 12-months. Accrued interest was payable in cash in arrears on the last day of each calendar quarter, with the first interest payment due on June 30, 2019, and remains payable until the Principal Amount is paid in full. The Holder is a related party, owned by one of the Company’s directors. Effective on March 25, 2019, the Holder exercised its conversion option and converted the Maximum Conversion Amount under the Note. As a result of Holder’s election to exercise its full conversion rights under the Note, the Note was cancelled effective on March 25, 2019.

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of March 31, 2019, an aggregate of approximately $1,632,000 is recorded as other liabilities by the Company, of which approximately $1,398,000 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $694,800 in other liabilities is allocated to working capital, which the Company is amortizing on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 30, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017, $80,000 per month for the remainder of 2017 through March 2018, $86,500 per month for the remainder of 2018, and $86,850 per month through November 30, 2019. During the three months ended March 31, 2019, there was approximately $161,671 of Inter Partes Review costs and an aggregate of $260,550 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSSTM, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSSTM entered into a Proceed Right Agreement with certain investors pursuant to which DSSTM initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of March 31, 2019, the Company had received an aggregate of $750,000 ($750,000 in 2018) from the investors pursuant to the agreement of which approximately $448,000 was in current liabilities in the consolidated balance sheets ($476,000 as of December 31, 2018). The Company reduces the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

8. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2019, the remaining lease terms on our operating leases range from less than one year to approximately five years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2019.

Future minimum lease payments as of March 31, 2019 are as follows:

Maturity of Lease Liability
2019	$297,105
2020	392,987
2021	303,956
2022	284,130
2023	290,499
Thereafter	24,208
Total lease payments	1,592,885
Less: Imputed Interest	(172,244)
Total lease liability	$1,420,641

Current	$360,839
Noncurrent	$1,059,802

Weighted-average remaining lease term (years)	4.4

Weighted-average discount rate	5.4%

The Company has an additional operating lease for equipment of $118,219 which has not commenced as of March 31, 2019, and as such, has not been recognized on the Company’s consolidated balance sheets. This operating lease is expected to commence between 2019 and 2020 with a 4-year lease term.

9. Commitments and Contingencies

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which has a trial date set for February 24, 2020.

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

On July 16, 2015, DSSTM filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants are SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSSTM and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which was instituted by the PTAB. On September 20, 2017, PTAB ruled in favor of Samsung for all the challenged claims relating to U.S. Patent 6,784,552. DSSTM then appealed this PTAB ruling to the Federal Circuit on November 17, 2017. The Federal Circuit joined this appeal with the Intel appeal effective on December 7, 2017. Qualcomm filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSSTM filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. A confidential patent license agreement was executed by DSSTM on November 14, 2018, covering Samsung and Qualcomm. On December 12, 2018, DSSTM and Samsung entered into a confidential release. On December 27, 2018, DSSTM and Qualcomm entered into a confidential settlement agreement. The DSSTM - Samsung District Court case was dismissed on December 17, 2018. The DSSTM - Samsung Federal Circuit Appeal was dismissed on January 2, 2019. The Federal Circuit Appeal involving DSSTM and Qualcomm was dismissed on January 16, 2019. The DSSTM - Qualcomm District Court case was dismissed on January 16, 2019. As a result, all of DSSTM’s litigation matters originally filed in the District Court for the Eastern District of Texas have been resolved and are now dismissed.

On April 13, 2017, the Company filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s Light-Emitting Diode (“LED”) patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, the Company refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. This IPR was instituted by the PTAB on June 7, 2018. On April 18, 2019, the PTAB issued a written decision determining claims 1-9 of the ‘771 patent unpatentable. The Company is presently reviewing the decision to determine the next course of action with respect to this patent. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. This IPR was instituted by the PTAB on June 21, 2018. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. This IPR was instituted by the PTAB on July 27, 2018. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings.

On April 13, 2017, the Company filed a patent infringement lawsuit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, the Company refiled its patent infringement complaint against Everlight in the United States District Court for the Central District of California. On June 8, 2018, Everlight filed IPR petitions challenging the validity of claims under U.S. Patent Nos. 7,256,486 and 7,524,087. On June 12, 2018, Everlight filed an IPR petition challenging the validity of claims under U.S. Patent No. 6,949,771, and on June 15, 2018, filed an IPR petition challenging the validity of claims under U.S. Patent No 7,919,787. These challenged patents are the patents that are the subject matter of the infringement lawsuit. On January 18, 2019, the Company and Everlight entered into a confidential settlement agreement resolving the litigation.

On April 13, 2017, the Company filed a patent infringement lawsuit against Cree, Inc. (“Cree”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, the Company refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending as of the date of this Report. On June 6, 2018, Cree filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. This IPR was instituted and joined with the Seoul Semiconductor IPR. On June 7, 2018, Cree filed IPR petitions challenging the validity of certain claims U.S. Patent Nos. 7,524,087 and 6,949,771. Both IPRs were denied by the PTAB on November 14, 2018 as time-barred. The challenged patent is the patent that is the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR.

On August 15, 2017, the Company filed a patent infringement lawsuit against Lite-On, Inc., and Lite-On Technology Corporation (collectively, “Lite-On”) in the United States District Court for the Central District of California, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending but is stayed pending the outcome of IPR proceedings filed by other parties.

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report. On May 10, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,919,787. On May 11, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,652,297. On May 25, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,524,087. On May 29, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 6,949,771. On May 30, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. The 6,949,771 IPR was denied institution, but the remaining IPRs were instituted by the PTAB. On December 10, 2018, Nichia refiled IPRs relating to 6,949,771, which was denied by the PTAB on April 15, 2019. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of March 31, 2019, and December 31, 2018, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of March 31, 2019, and December 31, 2018, there are no contingent payments due.

10. Stockholders’ Equity

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

On December 17, 2018, HFHL purchased 612,245 shares of the Company’s common stock at a purchase price of $0.98 per share.

On March 5, 2019, the Company issued 130,435 shares of its common stock at $1.15 per share as partial consideration for a licensing and distribution agreement entered into with Advanced Cyber Security Corp.

On February 18, 2019, the Company had entered into a Convertible Promissory Note with LiquidValue Development Pte Ltd in the principal sum of $500,000, of which up to $500,000 of the Principal Amount could be paid by the conversion of such amount into the Company’s common stock, par value $0.02 per share, up to a maximum of 446,428 shares of common stock (the “Maximum Conversion Amount”), at a conversion price of $1.12 per share. Effective on March 25, 2019, LiquidValue Development Pte Ltd exercised its conversion option and converted the Maximum Conversion Amount under the Note.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2019, the Company had stock compensation expense of approximately $30,701 or less than $0.01 basic and diluted earnings per share ($1,200; or less than $0.01 basic and diluted earnings per share) for the corresponding three months ended March 31, 2018).

11. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three-month periods ended March 31, 2019 and 2018:

Supplemental Cash Information
	2019	2018

Cash paid for interest	$30,000	$37,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$1,498,156	$-
(Loss) gain from change in fair value of interest rate swap derivatives	$(1,000)	$15,000
Common stock issued upon conversion of convertible note	$500,000	$-
Equity issued to purchase intangible assets	$145,000	$-

12. Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2019 and 2018 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended March 31, 2019	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$3,313,000	$1,053,000	$443,000	$-	$4,809,000
Depreciation and amortization	225,000	41,000	28,000	-	294,000
Interest expense	22,000	6,000	2,000	-	30,000
Amortized debt discount	1,000	-	-	-	1,000
Stock based compensation	4,000	-	23,000	4,000	31,000
Net Income (loss)	89,000	(17,000)	(377,000)	(145,000)	(450,000)
Identifiable assets	9,248,000	4,506,000	1,234,000	1,182,000	16,170,000

Three Months Ended March 31, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$2,918,000	$1,005,000	$454,000	$-	$4,377,000
Depreciation and amortization	167,000	30,000	149,000	-	346,000
Interest expense	23,000	6,000	12,000	8,000	49,000
Amortized debt discount	1,000	-	21,000	6,000	28,000
Stock based compensation	-	-	1,000	-	1,000
Net Income (loss)	247,000	79,000	(497,000)	(235,000)	(406,000)
Identifiable assets	9,422,000	2,979,000	2,163,000	2,418,000	16,982,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Three months ended March 31, 2019
Packaging Printing and Fabrication	$2,961,000
Commercial and Security Printing	352,000
Technology Integrated Plastic Cards and Badges	503,000
Plastic Cards, Badges and Accessories	550,000
Total Printed Products	$4,366,000

Three months ended March 31, 2018
Packaging Printing and Fabrication	$2,610,000
Commercial and Security Printing	308,000
Technology Integrated Plastic Cards and Badges	252,000
Plastic Cards, Badges and Accessories	753,000
Total Printed Products	$3,923,000

Technology Sales, Services and Licensing Revenue Information:

Three months ended March 31, 2019
Information Technology Sales and Services	$74,000
Digital Authentication Products and Services	230,000
Royalties from Licensees	139,000
Total Technology Sales, Services and Licensing	$443,000

Three months ended March 31, 2018
Information Technology Sales and Services	$130,000
Digital Authentication Products and Services	178,000
Royalties from Licensees	147,000
Total Technology Sales, Services and Licensing	$455,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2018, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

DSS Digital Group - This division researches, develops, markets and sells the Company’s digital products, including and primarily, our AuthentiGuard product, which is a brand authentication application that integrates the Company’s optical deterrent technologies used in its security printing offerings with proprietary digital data security-based solutions. The AuthentiGuard product allows customers to implement a security mark utilizing conventional printing methods that is copy and counterfeit resistant that can be read and recorded utilizing smartphones and other digital image capture devices, which can be utilized by that customer’s suppliers, field personnel and customers throughout its global product supply and distribution chains.

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

Results of Operations for the Three Months Ended March 31, 2019 as compared to the Three Months Ended March 31, 2018

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% change
Revenue
Printed products	$4,366,000	$3,924,000	11%
Technology sales, services and licensing	443,000	454,000	-2%

Total revenue	$4,809,000	$4,378,000	10%

For the three months ended March 31, 2019, total revenue was approximately $4.8 million, an increase of 10% from the corresponding three months ended March 31, 2018. Revenues from the sale of printed products increased 11% during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to increased technology card sales and packaging sales. Technology sales, services and licensing revenue decreased 2% during the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to declines in digital development services.

Costs and expenses

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$3,160,000	$2,582,000	22%
Sales, general and administrative compensation	920,000	968,000	-5%
Depreciation and amortization	294,000	346,000	-15%
Professional fees	292,000	234,000	25%
Stock based compensation	31,000	1,000	3000%
Sales and marketing	116,000	92,000	26%
Rent and utilities	190,000	154,000	23%
Other operating expenses	227,000	234,000	-3%
Research and development	1,000	99,000	-99%

Total costs and expenses	$5,231,000	$4,710,000	11%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased by 22% during the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to a general increase in material costs as a percentage of the printed products groups’ total direct costs and an increase of outside services used by our packaging division, as well as a net increase in sales of 10% for the Company.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 5% during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the reduction of senior management headcount and a reduction in commissions and bonus compensation expense.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three months ended March 31, 2019, depreciation and amortization expense decreased 15% as compared to the same period in 2018, primarily due to the write-off of the semiconductor patents during the six months ended June 30, 2018.

Professional fees increased 25% during the three months ended March 31, 2019, as compared to the same period in 2018, as a result of increases in new consulting services for DSS International and increases in legal services for patent litigation and corporate group.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation was $31,000 during the three months ended March 31, 2019, as compared to $1,000 for the same period in 2018, due to the costs of stock options granted to various employees during the second half of 2018.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 26% during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of increased travel and entertainment costs for the printed products group.

Rent and utilities increased by 23% during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in rental costs at the Company’s plastics division.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense and insurance costs. Other operating expenses decreased by 3% during the three months ended March 31, 2019, as compared to the same period in 2018, primarily as the result of decreases in dues and subscriptions and equipment expenses.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. During the three months ended March 31, 2019, research and development costs were approximately $1,000 as compared to $99,000 in research and development costs for the three months ended March 31, 2018 due to decreases in development costs related to the development of proprietary block chain solutions for DSS International.

Other Income (Expense)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% change

Other income (expense):
Interest income	$2,000	$3,000	-33%
Interest expense	(30,000)	(49,000)	-39%
Amortization of deferred financing costs and debt discount	(1,000)	(28,000)	-96%

Total other expense	$(29,000)	$(74,000)	61%

Interest income recognized on the money market account was $2,000 for the three months ended March 31, 2019.

Interest expense decreased 39% during the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in the total debt carried by the Company in 2019 as compared to 2018.

Amortized debt discount decreased 96% during the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in the total debt carried by the Company in 2019 as compared to 2018.

Net Loss

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% change

Net loss	$(451,000)	$(406,000)	-11%

Loss per common share:
Basic and diluted	$(0.03)	$(0.02)	-50%

Shares used in computing loss per common share:
Basic and diluted	17,494,750	16,599,327	5%

For the three months ended March 31, 2019, the Company recorded net loss of approximately $451,000, as compared to a net loss of $406,000 during the same period in 2018. The increase in operating losses incurred during the three months ended March 31, 2019 as compared to the same period in 2018 primarily reflects increases in cost of sales for the printed products group which outpaced increases in sales for that group.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had cash of $1,336,754 and restricted cash of $109,892.

Operating Cash Flow – During the three months ended March 31, 2019, the Company used approximately $877,000 of cash for operations as compared to the $93,000 in cash used for operations during the first three months ended March 31, 2018. The increase in the use of cash for operations primarily reflects reduction in accrued liabilities during the period, and the timing of accounts receivable and accounts payable changes at the Company’s packaging division.

Investing Cash Flow – During the three months ended March 31, 2019, the Company expended approximately $211,000 on equipment for its packaging and plastic card operations, $350,000 for ACS licensing agreement for the DSS Singapore group.

Financing Cash Flows – During the three months ended March 31, 2019, the Company made aggregate principal payments for long-term debt of approximately $57,000. In addition, the Company also received net proceeds of approximately $500,000 from the sale of the Company’s common stock as a result of the conversion of a short-term convertible note that was entered into and converted during the three months ended March 31, 2019.

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $1.3 million in cash, and a positive working capital position of approximately $479,000 as of March 31, 2019, respectively, due to the fact that the Company has incurred negative cash flows from operating and investing activities over the past two years, and has projected that the Company will likely incur negative cash flows from operations in 2019, the Company has determined that it will likely need to raise capital in 2019 to continue as a going concern.

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

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, evaluating capital raising alternatives that will increase the Company’s cash resources by at least $2 million by the end of the current fiscal year, and tightly controlling operating costs and reducing spending growth rates wherever possible.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the financial statements. Additionally, the Company adopted ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), as required, effective January 1, 2019 and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance for the quarter ended March 31, 2019 by recording an ROU asset and lease liability. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive loss. The Company uses a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or its incremental borrowing rate. Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of Topic ASC 842, there have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2019, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 which remained as of March 31, 2019, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2019 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 8, 2019, DSS Technology Management, Inc. (“DSSTM”), a wholly-owned subsidiary of the Company, entered into a confidential settlement agreement with Intel Corporation, Dell Inc., GameStop Corp, Conn’s Inc., Conn Appliances, Inc., Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC and AT&T Mobility LLC (collectively, the “Defendants”), in connection with DSSTM’s patent infringement suit filed against the Defendants in the United States District Court for the Eastern District of Texas (the “District Court”) in February of 2015. The District Court case against the Defendants was dismissed, as to all the Defendants, on February 5, 2019.

On January 16, 2019, DSSTM’s patent infringement suit originally filed against Qualcomm Incorporated in July of 2015 in the United States District Court for the Eastern District of Texas was dismissed.

In June of 2017, Document Security Systems, Inc. (the “Company”) filed a patent infringement suit against Everlight Electronics Co., Ltd. and Everlight Americas, Inc. (collectively, “Everlight”) in the United States District Court for the Central District of California. On January 18, 2019, the Company and Everlight entered into a confidential settlement agreement resolving the litigation.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2019, the Company entered into a Convertible Promissory Note with LiquidValue Development Pte Ltd in the principal sum of $500,000, of which up to $500,000 of the Principal Amount could be paid by the conversion of such amount into the Company’s common stock, par value $0.02 per share, up to a maximum of 446,428 shares of common stock (the “Maximum Conversion Amount”), at a conversion price of $1.12 per share. Effective on March 25, 2019, LiquidValue Development Pte Ltd exercised its conversion option and converted the Maximum Conversion Amount under the Note.

The Company issued 130,435 shares of the Company’s common stock in conjunction with the signing of a Master Distributor Agreement with Advanced Cyber Security Corp. (“ACS”) to for the Company to distribute ACS’s EndpointLockV™ cyber security software exclusively in thirteen countries in Asia and Australia, and non-exclusively, in the U.S. and Middle East.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer. *
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 14, 2019	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

