Form 10-Q
period 2019-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2019-08-13
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________.

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

As of August 13, 2019, there were 29,721,907 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

(unaudited)

	June 30, 2019	December 31, 2018

ASSETS

Current assets:
Cash and cash equivalents	$5,321,344	$2,317,659
Restricted cash	50,266	130,326
Accounts receivable, net of $50,000 allowance for doubtful accounts	2,564,178	2,217,877
Inventory	1,272,111	1,563,593
Prepaid expenses and other current assets	256,048	285,580

Total current assets	9,463,947	6,515,035

Property, plant and equipment, net	4,854,786	5,014,494
Investment	324,930	324,930
Other assets	90,319	90,319
Right-of-use assets	1,313,742	-
Goodwill	2,453,597	2,453,597
Other intangible assets, net	1,166,310	881,411

Total assets	$19,667,631	$15,279,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,563,986	$1,347,491
Accrued expenses and deferred revenue	818,773	1,106,346
Other current liabilities	1,473,163	2,255,942
Current portion of long-term debt, net	348,574	713,427
Current portion of lease liability	332,883	-

Total current liabilities	4,537,379	5,423,206

Long-term debt, net	1,965,829	1,721,936
Lease liability	1,005,222	-
Other long-term liabilities	329,348	391,325
Deferred tax liability, net	168,986	168,986

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.02 par value; 200,000,000 shares authorized, 29,202,721 shares issued and outstanding (17,425,858 on December 31, 2018)	584,054	348,517
Additional paid-in capital	112,972,366	107,624,666
Accumulated other comprehensive loss	(22,483)	(7,052)
Accumulated deficit	(101,873,070)	(100,391,798)
Total stockholders’ equity	11,660,867	7,574,333

Total liabilities and stockholders’ equity	$19,667,631	$15,279,786

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Printed products	$3,623,191	$3,724,980	$7,989,245	$7,648,259
Technology sales, services and licensing	483,638	362,081	926,504	816,356

Total revenue	4,106,829	4,087,061	8,915,749	8,464,615

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	2,897,674	2,756,447	6,057,225	5,338,062
Selling, general and administrative (including stock based compensation)	1,864,685	1,802,096	3,641,500	3,584,664
Depreciation and amortization	336,740	346,816	631,147	692,483

Total costs and expenses	5,099,099	4,905,359	10,329,872	9,615,209

Operating loss	(992,270)	(818,298)	(1,414,123)	(1,150,594)

Other income (expense):
Interest income	2,524	3,033	4,192	6,107
Interest expense	(40,476)	(33,768)	(70,141)	(82,906)
Amortization of deferred financing costs and debt discount	(600)	(6,168)	(1,200)	(33,899)
Gain on extinguishment of liabilities, net	-	3,532,659	-	3,532,659
Income (loss) before income taxes	(1,030,822)	2,677,458	(1,481,272)	2,271,367

Income tax expense (benefit)	-	-	-	-

Net income (loss)	$(1,030,822)	$2,677,458	$(1,481,272)	$2,271,367

Other comprehensive income (loss):
Interest rate swap gain (loss)	(14,653)	6,963	(15,431)	21,852

Comprehensive income (loss):	$(1,045,475)	$2,684,421	$(1,496,703)	$2,293,219

Earnings (loss) per common share:
Basic	$(0.05)	$0.16	$(0.07)	$0.14
Diluted	$(0.05)	$0.16	$(0.07)	$0.13

Shares used in computing earnings (loss) per common share:
Basic	21,907,308	16,599,327	19,911,679	16,599,327
Diluted	21,907,308	16,842,204	19,911,679	16,882,450

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2019	2018

Cash flows from operating activities:
Net income (loss)	$(1,481,272)	$2,271,367
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	631,147	692,483
Stock based compensation	58,610	86,173
Paid in-kind interest	-	12,000
Amortization of deferred financing costs and debt discount	600	33,899
Gain on extinguishment of liabilities, net	-	(3,532,659)
Decrease (increase) in assets:
Accounts receivable	(346,301)	118,491
Inventory	291,482	289,513
Prepaid expenses and other current assets	53,895	(27,771)
Increase (decrease) in liabilities:
Accounts payable	216,496	303,907
Accrued expenses	(249,903)	(90,318)
Other liabilities	(897,858)	(606,928)
Net cash used by operating activities	(1,723,104)	(449,843)

Cash flows from investing activities:
Purchase of property, plant and equipment	(261,555)	(311,402)
Purchase of intangible assets	(350,000)	(20,137)
Net cash used by investing activities	(611,555)	(331,539)

Cash flows from financing activities:
Payments of long-term debt	(121,560)	(758,302)
Borrowings from convertible note	500,000	-
Issuances of common stock, net of issuance costs	4,879,844	-
Receipt of subscription receivable, net of issuance costs	-	288,000
Net cash provided (used) by financing activities	5,258,284	(470,302)

Net increase (decrease) in cash and cash equivalents	2,923,625	(1,251,684)
Cash and restricted cash at beginning of period	2,447,985	4,444,628

Cash and restricted cash at end of period	$5,371,610	$3,192,944

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	17,425,858	$348,517	$107,624,666	$(7,052)	$(100,391,798)	$7,574,333

Issuance of common stock, net	576,863	11,537	626,453	-	-	637,990
Stock based payments, net of tax effect	-	-	30,701	-	-	30,701
Other comprehensive loss	-	-	-	(778)	-	(778)
Net loss	-	-	-	-	(450,450)	(450,450)

Balance, March 31, 2019	18,002,721	$360,054	$108,281,820	$(7,830)	$(100,842,248)	$7,791,796

Issuance of common stock, net	11,200,000	224,000	4,662,637	-	-	4,886,637
Stock based payments, net of tax effect	-	-	27,909	-	-	27,909
Other comprehensive loss	-	-	-	(14,653)	-	(14,653)
Net loss	-	-	-	-	(1,030,822)	(1,030,822)

Balance, June 30, 2019	29,202,721	$584,054	$112,972,366	$(22,483)	$(101,873,070)	$11,660,867

	Common Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Loss	Deficit	Total
Balance, December 31, 2017	16,599,327	$331,987	$106,633,708	$(300,000)	$(23,069)	$(101,856,767)	$4,785,859

Issuance of common stock, net	-	-	(12,000)	300,000	-	-	288,000
Stock based payments, net of tax effect	-	-	1,251	-	-	-	1,251
Other comprehensive gain	-	-	-	-	14,889	-	14,889
Net loss	-	-	-	-	-	(406,091)	(406,091)

Balance, March 31, 2018	16,599,327	$331,987	$106,622,959	$-	$(8,180)	$(102,262,858)	$4,683,908

Stock based payments, net of tax effect	-	-	84,922	-	-	-	84,922
Other comprehensive gain	-	-	-	-	6,963	-	6,963
Net income	-	-	-	-	-	2,677,458	2,677,458

Balance, June 30, 2018	16,599,327	$331,987	$106,707,881	$-	$(1,217)	$(99,585,400)	$7,453,251

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

Restricted Cash – As of June 30, 2019, cash of $50,266 ($130,326 – December 31, 2018) is restricted for payments of costs and expenses associated with one of the Company’s IP monetization programs.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$5,321,344	$2,317,659
Restricted Cash	50,266	130,326
Total	$5,371,610	$2,447,985

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$3,051,593	$4,188,623
Restricted Cash	141,351	256,005
Total	$3,192,944	$4,444,628

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company has an interest rate swap that changes variable rates into fixed rates on one Citizens Bank term loan relating to the Company’s subsidiary, Premier Packaging. This swap qualifies as a Level 2 fair value financial instrument. This swap agreement is not held for trading purposes and the Company does not intend to sell this derivative swap financial instrument. The Company records the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations on the same line item as the underlying transaction. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A (Citizens), based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decrease over the life of the agreements. The Company is exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties. The cumulative net loss attributable to this cash flow hedge recorded in accumulated other comprehensive loss and other liabilities as of June 30, 2019 was approximately $22,000 ($7,000 - December 31, 2018).

On June 27, 2019, the Promissory Note associated with this swap agreement was refinanced (see Note 6) at fixed rate of interest. As of June 30, 2019, the Company had not settled the swap agreement with Citizens. The fixed and variable rate at June 30, 2019 was 5.87% and 5.58% respectively.

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

For the three and six months ended June 30, 2019, common stock equivalents were excluded from the calculation of diluted earnings per share as the Company had a net loss, since their inclusion would have been anti-dilutive. For the six-months ended June 30, 2018, based on the average market price of the Company’s common stock during that period of $1.41, 283,123 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. For the three-months ended June 30, 2018, based on the average market price of the Company’s common stock during that period of $1.33, 242,877 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the six months ended June 30, 2019, two customers accounted for approximately 36% and 12%, respectively, of the Company’s consolidated revenue and accounted for 55% and 5%, respectively, of the Company’s accounts receivable balance as of June 30, 2019. During the six months ended June 30, 2018, these two customers accounted for 24% and 14%, respectively, of the Company’s consolidated revenue and accounted for 25% and 5%, respectively, of the Company’s accounts receivable balance as of June 30, 2018. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

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

Recently Adopted Accounting Pronouncements – In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients permitted under the transition guidance and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance as of January 1, 2019 by recording operating lease ROU asset and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive income (loss).

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

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $ 5.3 million in cash, and a positive working capital position of approximately $4.9 million as of June 30, 2019, the Company has incurred negative cash flows from operating and investing activities over the past two years and has projected that the Company will likely incur negative cash flows from operations in 2019. To continue as a going concern, on June 5, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., acting as a representative of several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 11,200,000 shares of the Company’s common stock. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019.) The net offering proceeds to the Company was approximately $5.2 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses.

The expected use of cash for operations in 2019 will be primarily for funding operating losses, working capital, legal expenses associated with its intellectual property related litigation, and the costs associated with the global roll-out of the Company’s AuthentiGuard product line.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability.

We believe that our $5.7 million in aggregate cash and equivalents and restricted cash as of June 30, 2019 will allow us to fund our current and planned operations through 2020. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. Based on this, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

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

As of June 30, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 60 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At June 30, 2019, the Company established a reserve for doubtful accounts of approximately $50,000 ($50,000 – December 31, 2018). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2019.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 13 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following:

	Inventory
	June 30, 2019	December 31, 2018

Finished Goods	$879,347	$1,144,695
WIP	258,279	339,091
Raw Materials	134,485	79,807

	$1,272,111	$1,563,593

4. Investment

The Company owns 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The shares and warrants are restricted for resale until September 17, 2019. At the time of the investment, the cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. In 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” has and carries its investment in SED at costs. During the 4th quarter of 2018, the Company determined that its investment in Singapore eDevelopment (“SED”) was impaired due to the decline in the share price of SED, especially since November of 2018, which the Company believes was influenced by a general decline in equity markets in Asia caused by the tariff dispute between the United States and China. As such, in response to the decline in the trading value of the SED shares in the fourth quarter of 2018, the Company performed an impairment test and determined an impairment of approximately $160,000 was warranted. The carrying value of the investment as of June 30, 2019 was $324,930.

5. Intangible Assets

Intangible assets are comprised of the following:

		June 30, 2019			December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists, licenses and non-compete agreements	3-10 years	1,778,848	992,742	786,106	1,284,065	823,884	460,181
Acquired intangibles - patents and patent rights		500,000	500,000	-	500,000	500,000	-
Patent application costs	Varied (1)	1,168,155	787,951	380,204	1,168,155	746,925	421,230
		$3,447,003	$2,280,693	$1,166,310	$2,952,220	$2,070,809	$881,411

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of June 30, 2019, the weighted average remaining useful life of these assets in service was approximately 7 years.

Amortization expense for the six months ended June 30, 2019 amounted to $209,884 ($339,663 – June 30, 2018).

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

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (4.4% as of June 30, 2019). This revolving line of credit was renewed and has a maturity date of May 31, 2020. As of June 30, 2019, and December 31, 2018, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of June 30, 2019, the line had not yet converted and had a balance of $339,600 ($339,000 at December 31, 2018).

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $800,000 to enable Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bears interest at 2% above the LIBOR Advantage Rate (as defined in the agreement) (4.4% at June 30, 2019) until converted. Effective on conversion, the interest rate payable on the aggregate principal balance outstanding shall be adjusted to a fixed rate equal to 2% above Citizens’ cost of funds as determined by Citizens. Prior to conversion, interest on the outstanding principal is payable in arrears monthly. After conversion, the aggregate principal balance may be repaid in (i) up to 84 installments comprised of principal and interest for new equipment or (ii) up to 60 installments comprised of principal and interest for used equipment. Commencing March 30, 2019, the line was converted into two term notes under which the Company will make monthly payments of $13,657 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. As of June 30, 2019, the combined balance of the term notes was $642,181 ($684,554 at December 31, 2018).

Term Loan Debt - On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of June 30, 2019, the loan had a balance of $94,310 ($149,542 at December 31, 2018).

Promissory Notes - On August 30, 2011, Premier Packaging purchased the packaging plant it occupies in Victor, New York, for $1,500,000, which was partially financed with a $1,200,000 promissory note obtained from Citizens Bank (“Promissory Note”). The Promissory Note called for monthly payments of principal and interest in the amount of $7,658, with interest calculated as 1 Month LIBOR plus 3.15%. Concurrently with the transaction, the Company entered into an interest rate swap agreement to lock into a 5.87% effective interest rate for the life of the loan (see Note 1. “Derivative Instruments”). This note, in conjunction with the Construction to Permanent Loan described below, was refinanced as of June 27, 2019.

On December 6, 2013, Premier Packaging entered into a Construction to Permanent Loan with Citizens Bank for up to $450,000 that was converted into a promissory note upon the completion and acceptance of building improvements to the Company’s packaging plant in Victor, New York. In May 2014, the Company converted the loan into a $450,000 note payable in monthly installments over a 5-year period of $2,500 plus interest calculated at a variable rate of 1 Month LIBOR plus 3.15%. The note was set to mature in July 2019 at which time a balloon payment of the remaining principal balance of $300,000 was due. On June 27, 2019 the balloon payment, in conjunction with the remaining balance on promissory note identified above, was refinanced.

On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principle associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,156,742 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,181, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $707,689 is due. As of June 30, 2019, the new, consolidated Promissory Note had a balance of $1,156,742.

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of June 30, 2019, an aggregate of $1,288,956 is recorded as other liabilities by the Company, of which $1,075,280 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $434,250 in other liabilities is allocated to working capital, which the Company is amortizing on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 30, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017, $80,000 per month for the remainder of 2017 through March 2018, $86,500 per month for the remainder of 2018, and $86,850 per month through November 30, 2019. During the six months ended June 30, 2019, there was approximately $244,331 of Inter Partes Review costs and an aggregate of $521,100 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSSTM, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSSTM entered into a Proceed Right Agreement with certain investors pursuant to which DSSTM initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of June 30, 2019, the Company had received an aggregate of $750,000 ($750,000 in 2018) from the investors pursuant to the agreement of which approximately $448,000 was in current liabilities in the consolidated balance sheets ($476,000 as of December 31, 2018). The Company reduces the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

8. Related Party Borrowing

Effective on May 31, 2019, Document Security Systems, Inc. (the “Company” or “Borrower”) entered into a Promissory Note (the “Note”) with LiquidValue Development Pte Ltd (the “Holder”) in the principal sum of $650,000 (the “Principal Amount”). The Note was not interest bearing with a maturity date of July 31, 2019. The Holder is a related party, owned by one of the Company’s directors. This Note was paid in full on June 12, 2019.

9. Lease Liability

The Company has operating leases predominantly for operating facilities. As of June 30, 2019, the remaining lease terms on our operating leases range from less than one year to approximately five years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of June 30, 2019.

Future minimum lease payments as of June 30, 2019 are as follows:

2019	$198,070
2020	393,588
2021	304,574
2022	284,766
2023	290,499
Thereafter	24,208
Total lease payments	1,495,705
Less: Imputed Interest	(157,600)
Present value of remaining lease payments	$1,338,105

Current	$332,883
Noncurrent	$1,005,222

Weighted-average remaining lease term (years)	4.2

Weighted-average discount rate	5.4%

The Company has an additional operating lease for equipment of $118,219 which has not commenced as of June 30, 2019, and as such, has not been recognized on the Company’s consolidated balance sheets. This operating lease is expected to commence between 2019 and 2020 with a 4-year lease term.

10. Commitments and Contingencies

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

On April 13, 2017, the Company filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s Light-Emitting Diode (“LED”) patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, the Company refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. This IPR was instituted by the PTAB on June 7, 2018. On April 18, 2019, the PTAB issued a written decision determining claims 1-9 of the ‘771 patent unpatentable. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. This IPR was instituted by the PTAB on June 21, 2018. On June 10, 2019, the PTAB issued a written decision determining claims 1-3 of the ‘486 patent unpatentable. On August 12, 2019, the Company filed a Notice of Appeal with the Federal Circuit Court of Appeals challenging the PTAB’s decision. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. This IPR was instituted by the PTAB on July 27, 2018. On July 22, 2019, the PTAB issued a written decision determining claims 1, 6-8, 15, and 17 of the ‘087 patent unpatentable. The Company is presently reviewing the decision to determine the next course of action with respect to this patent. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings.

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

Contingent Litigation Payments - The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of June 30, 2019, and December 31, 2018, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments - The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of June 30, 2019, and December 31, 2018, there are no contingent payments due.

11. Stockholders’ Equity

Sales of Equity - On March 5, 2019, the Company issued 130,435 shares of its common stock at $1.15 per share as partial consideration for a licensing and distribution agreement entered into with Advanced Cyber Security Corp.

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

On June 5, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) and the purchase by the Underwriters of 11,200,000 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriters at a public offering price of $0.50 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019 at $0.50 per share, less underwriting discounts and expenses). The net offering proceeds to the Company was approximately $5.2 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses. The Company intends to use the net proceeds from the Offering for research, product and brand development, strategic initiatives and general corporate and working capital purposes.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2019, the Company had stock compensation expense of approximately $59,000 or less than $0.01 basic and diluted earnings per share ($86,000, or less than $0.01 basic and diluted earnings per share for the corresponding six months ended June 30, 2018).

12. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six-month periods ended June 30, 2019 and 2018:

Supplemental Cash Information

	2019	2018

Cash paid for interest	$70,000	$71,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$1,498,000	$-
(Loss) gain from change in fair value of interest rate swap derivatives	$(15,000)	$22,000
Common stock issued upon conversion of convertible note	$500,000	$-
Equity issued to purchase intangible assets	$145,000	$-
Elimination of contingent liabilities through agreement	$-	$459,000

13. Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2019 and 2018 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended June 30, 2019	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$3,000,000	$623,000	$484,000	$-	$4,107,000
Depreciation and amortization	223,000	44,000	70,000	-	337,000
Interest expense	(29,000)	(9,000)	(2,000)	-	(40,000)
Stock based compensation	4,000	-	20,000	4,000	28,000
Net loss	(21,000)	(299,000)	(594,000)	(117,000)	(1,031,000)

Three Months Ended June 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$2,829,000	$896,000	$362,000	$-	$4,087,000
Depreciation and amortization	168,000	29,000	150,000	-	347,000
Interest expense	(23,000)	(5,000)	-	(6,000)	(34,000)
Stock based compensation	-	-	66,000	19,000	85,000
Net Income (loss)	35,000	(87,000)	3,016,000	(287,000)	2,677,000

Six Months Ended June 30, 2019	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$6,314,000	$1,675,000	$927,000	$-	$8,916,000
Depreciation and amortization	448,000	85,000	98,000	-	631,000
Interest expense	(50,000)	(15,000)	(5,000)	-	(70,000)
Stock based compensation	9,000	-	42,000	8,000	59,000
Net Income (loss)	68,000	(316,000)	(931,000)	(302,000)	(1,481,000)
Identifiable assets	9,381,000	4,129,000	1,783,000	4,375,000	19,668,000

Six Months Ended June 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total

Revenue	$5,747,000	$1,901,000	$817,000	$-	$8,465,000
Depreciation and amortization	334,000	59,000	299,000	-	692,000
Interest Expense	(46,000)	(11,000)	(12,000)	(14,000)	(83,000)
Stock based compensation	-	-	67,000	19,000	86,000
Net Income (loss)	281,000	(9,000)	2,523,000	(524,000)	2,271,000
Identifiable assets	9,048,000	2,947,000	1,113,000	2,034,000	15,142,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Total
Three months ended June 30, 2019
Packaging Printing and Fabrication	$2,775,000
Commercial and Security Printing	225,000
Technology Integrated Plastic Cards and Badges	158,000
Plastic Cards, Badges and Accessories	465,000
Total Printed Products	$3,623,000

Three months ended June 30, 2018
Packaging Printing and Fabrication	$2,491,000
Commercial and Security Printing	338,000
Technology Integrated Plastic Cards and Badges	253,000
Plastic Cards, Badges and Accessories	643,000
Total Printed Products	$3,725,000

Six months ended June 30, 2019
Packaging Printing and Fabrication	$5,736,000
Commercial and Security Printing	577,000
Technology Integrated Plastic Cards and Badges	661,000
Plastic Cards, Badges and Accessories	1,015,000
Total Printed Products	$7,989,000

Six months ended June 30, 2018
Packaging Printing and Fabrication	$5,110,000
Commercial and Security Printing	638,000
Technology Integrated Plastic Cards and Badges	505,000
Plastic Cards, Badges and Accessories	1,395,000
Total Printed Products	$7,648,000

Technology Sales, Services and Licensing Revenue Information:

Total
Three months ended June 30, 2019
Information Technology Sales and Services	$32,000
Digital Authentication Products and Services	319,000
Royalties from Licensees	133,000
Total Technology Sales, Services and Licensing	$484,000

Three months ended June 30, 2018
Information Technology Sales and Services	$78,000
Digital Authentication Products and Services	174,000
Royalties from Licensees	110,000
Total Technology Sales, Services and Licensing	$362,000

Six months ended June 30, 2019
Information Technology Sales and Services	$105,000
Digital Authentication Products and Services	550,000
Royalties from Licensees	272,000
Total Technology Sales, Services and Licensing	$927,000

Six months ended June 30, 2018
Information Technology Sales and Services	$208,000
Digital Authentication Products and Services	351,000
Royalties from Licensees	257,000
Total Technology Sales, Services and Licensing	$816,000

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

DSS Technology Management - Since its acquisition in 2013, DSS Technology Management’s primary mission has been the attempted monetization of its various patent portfolios through commercial litigation. Except for investment in its social networking related patents, DSS Technology Management and the Company have historically partnered with various third-party funding groups in connection with patent monetization programs. While DSS Technology and the Company may continue to consider new patent opportunities in the future, the pursuit of such acquisitions opportunities will be very selective. As to the existing assets, management will continue to assert and defend the existing patents and purse potential infringements as they are identified.

In connection with this patent acquisition and protection business, we have previously purchased patents in a variety of fields, including social networking, mobile communications, semi-conductors, Bluetooth and LED, and had initiated patent infringement litigation against a wide range of domestic and global companies. In our patent monetization business model, we engage with legal firms that typically work under fee caps and contingency fee arrangements. To date, we have been or are currently in litigation with, among others, Apple, Samsung, Taiwan Semiconductor Manufacturing Company, Intel, NEC, Lenovo, Seoul Semiconductor, Everlight Electronics, Cree, Nichia and Osram, GMBH. During the course of these litigation matters, we typically incur a variety of legal challenges from defendants, including defendants seeking to have the patents in question adjudicated to be invalid by the United States Patent and Trademark Office through the Inter Parts Review process. As a result of these various legal challenges issued by defendants, we have experienced varying levels of success in our efforts to monetize our patent investments. In addition, to date, most of settlements or payments received from defendants have been remitted to the Company’s third-party funders in accordance with the terms of those respective funding agreements.

DSS International - Assists the DSS Digital Group in the development and marketing of the Company’s digital authentication products in the Asia Pacific market.

Results of Operations for the Three and Six Months Ended June 30, 2019 as compared to the Three and Six Months Ended June 30, 2018

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	% change	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	% change
Revenue
Printed products	$3,623,000	$3,725,000	-3%	$7,989,000	$7,648,000	4%
Technology sales, services and licensing	484,000	362,000	34%	927,000	816,000	14%

Total revenue	$4,107,000	$4,087,000	0%	$8,916,000	$8,464,000	5%

For the three months ended June 30, 2019, total revenue remained relatively flat at approximately $4.1 million as compared to the three months ended June 30, 2018. Revenues from the sale of Printed products decreased 3% during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a significant decline in technology and vinyl card sales. Technology sales, services and licensing revenue increased 34% during the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to increased AuthentiGuard sales. Revenues for the six months ended June 30, 2019 increased from $8.5 million to $8.9, representing an increase of 5%. Printed products revenues for the six months ended June 30, 2019 were up by 4% as compared to the same period in 2018, primarily due to increased packaging sales, while Technology sales, services and licensing revenue increased by 14%, resulting from increased AuthentiGuard sales.

Costs and expenses

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	% change	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,898,000	$2,756,000	5%	$6,057,000	$5,338,000	13%
Sales, general and administrative compensation	814,000	855,000	-5%	1,734,000	1,822,000	-5%
Depreciation and amortization	337,000	347,000	-3%	631,000	692,000	-9%
Professional fees	434,000	352,000	23%	726,000	585,000	24%
Stock based compensation	28,000	85,000	-67%	59,000	86,000	-31%
Sales and marketing	164,000	121,000	36%	281,000	214,000	31%
Rent and utilities	176,000	161,000	9%	365,000	316,000	16%
Other operating expenses	230,000	222,000	4%	458,000	457,000	0%
Research and development	18,000	6,000	200%	19,000	105,000	-82%

Total costs and expenses	$5,099,000	$4,905,000	4%	$10,330,000	$9,615,000	7%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased by 5% and 13%, respectively, during the three and six months ended June 30, 2019 as compared to the same periods in 2018, representing an increase in outside services used by our technology group, and a general increase in material costs as a percentage of the printed products groups’ total direct costs.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 5% during the three and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the reduction of overall headcount and a reduction in commissions and bonus compensation expense.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three and six months ended June 30, 2019, depreciation and amortization expense decreased 3% and 9%, respectively, as compared to the same periods in 2018, primarily due to the write-off of the semiconductor patents during the six months ended June 30, 2018.

Professional fees increased 23% and 24%, respectively, during the three and six months ended June 30, 2019, as compared to the same periods in 2018, mostly due to increases in legal services for patent litigation, as well as the outsourcing of corporate legal services.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 67% and 31%, respectively, as a result of a decline in restricted stock and common stock granted to certain management members and various employees during the first and second quarters of 2019.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 36% and 31%, respectively, during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, resulting from an increase in marketing costs for the technology group.

Rent and utilities increased by 9% and 16%, respectively, during the three and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to an increase in facilities maintenance costs and rent expense for the Company’s printed products group.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support and insurance costs. Other operating expenses increased by 4% during the three months ended June 30, 2019, primarily as the result of increases in office expenses for the printed products group, as well as increases in insurance costs and state and business taxes for the corporate group. During the six months ended June 30, 2019, other operating expenses remained relatively flat.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs for the three months ended June 30, 2019 were $18,000 as compared to $6,000 for the same period in 2018, primarily due to final payments made related to the development of proprietary block chain solutions for DSS International. During the six months ended June 30, 2019, research and development costs were decreased by 82%, representing a decline in development costs related to the development of proprietary block chain solutions for DSS International.

Other Income (Expense)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	% change	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	% change

Other income (expense):
Interest income	$3,000	$3,000	0%	$4,000	$6,000	-33%
Interest expense	(40,000)	(34,000)	18%	(70,000)	(83,000)	-16%
Amortization of deferred financing costs and debt discount	(1,000)	(6,000)	-83%	(1,000)	(34,000)	-97%
Gain on extinguishment of liabilities, net	-	3,533,000	-100%	-	3,533,000	-100%
Total other expense	$(38,000)	$3,496,000	-101%	$(67,000)	$3,422,000	-102%

Interest income recognized on the money market account was $4,000 for the six months ended June 30, 2019.

Interest expense increased 18% during the three months ended June 30, 2019, as compared to the same period in 2018, due to the interest expense incurred on the consolidation of the two Promissory notes noted in Note 6. During the six months ended June 30, 2019, interest expense decreased by 16%, due to a decrease in the total debt carried by the Company.

Amortized debt discount decreased 83% and 97% during the three and six months ended June 30, 2019, as compared to the same periods in 2018, due to the impact of the write-off of the semiconductor patents during the six months ended June 30, 2018.

Net Income (loss)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	% change	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	% change

Net income (loss)	$(1,031,000)	$2,677,000	-139%	$(1,481,000)	$2,271,000	-165%

Earnings (loss) per common share:
Basic	$(0.05)	$0.16	-131%	$(0.07)	$0.14	-150%
Diluted	$(0.05)	$0.16	-131%	$(0.07)	$0.13	-154%

For the three and six months ended June 30, 2019, the Company recorded net loss of approximately $1 million and $1.5 million, respectively, as compared to net income of $2.7 million and $2.3 million, respectively, during the same periods in 2018. The increase in operating losses incurred during the three and six months ended June 30, 2019 as compared to the same periods in 2018 is due primarily to an approximate $3.5 million gain on extinguishment of debt recorded in Q2 2018 as well as an increase in direct costs as a percentage of sales at the Company’s printed products divisions, an increase in professional fees, and an increase in costs associated with the Company’s expansion into Asia.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had cash and cash equivalents of $5,321,444 and restricted cash of $50,266.

Operating Cash Flow – During the six months ended June 30, 2019, the Company used approximately $1,723,000 of cash for operations as compared to the $450,000 in cash used for operations during the first six months ended June 30, 2018. The increase in the use of cash for operations primarily reflects payment of accrued liabilities during the period, and the timing of accounts receivable and accounts payable changes at the Company’s packaging division.

Investing Cash Flow – During the six months ended June 30, 2019, the Company expended approximately $261,600 on equipment for its packaging and plastic card operations, $350,000 for ACS licensing agreement for the DSS Singapore group.

Financing Cash Flows – During the six months ended June 30, 2019, the Company made aggregate principal payments for long-term debt of approximately $122,000. The Company also received net proceeds of approximately $500,000 from the sale of the Company’s common stock as a result of the conversion of a short-term convertible note that was entered into and converted during the six months ended June 30, 2019. In addition, the Company raised approximately $4.9 million by the sale of common shares that occurred in June 2019.

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $ 5.3 million in cash, and a positive working capital position of approximately $4.9 million as of June 30, 2019, the Company has incurred negative cash flows from operating and investing activities over the past two years and has projected that the Company will likely incur negative cash flows from operations in 2019. To continue as a going concern, on June 5, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 11,200,000 shares of the Company’s common stock. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019.) The net offering proceeds to the Company was approximately $5.2 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses.

The expected use of cash for operations in 2019 will be primarily for funding operating losses, working capital, legal expenses associated with its intellectual property related litigation, and the costs associated with the global roll-out of the Company’s AuthentiGuard product line.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability.

We believe that our $5.7 million in aggregate cash and equivalents and restricted cash as of June 30, 2019 will allow us to fund our current and planned operations through 2020. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. Based on this, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the financial statements. Additionally, the Company adopted ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), as required, effective January 1, 2019 and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance for the quarter ended June 30, 2019 by recording an ROU asset and lease liability. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive loss. The Company uses a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or its incremental borrowing rate. Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of Topic ASC 842, there have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2019, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 which remained As of June 30, 2019, our principal executive officer and principal financial officer concluded that As of June 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2019 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DOCUMENT SECURITY SYSTEMS, INC.

August 13, 2019	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

