Form 10-Q
period 2019-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2019-11-13
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 36,180,626 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of

(unaudited)

	September 30, 2019	December 31, 2018

ASSETS

Current assets:
Cash and cash equivalents	$3,916,332	$2,447,985
Accounts receivable, net of $50,000 allowance for doubtful accounts	2,127,727	2,217,877
Inventory	1,651,884	1,563,593
Prepaid expenses and other current assets	470,047	285,580

Total current assets	8,165,990	6,515,035

Property, plant and equipment, net	5,122,138	5,014,494
Investment	324,930	324,930
Other assets	90,319	90,319
Right-of-use assets	1,344,601	-
Goodwill	2,453,597	2,453,597
Other intangible assets, net	1,048,503	881,411

Total assets	$18,550,078	$15,279,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,341,003	$1,347,491
Accrued expenses and deferred revenue	779,638	1,106,346
Other current liabilities	935,404	2,255,942
Current portion of long-term debt, net	467,382	713,427
Current portion of lease liability	361,713	-

Total current liabilities	3,885,140	5,423,206

Long-term debt, net	2,361,696	1,721,936
Lease liability	1,007,251	-
Other long-term liabilities	311,986	391,325
Deferred tax liability, net	168,986	168,986

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.02 par value; 200,000,000 shares authorized, 30,180,626 shares issued and outstanding (17,425,858 on December 31, 2018)	603,613	348,517
Additional paid-in capital	113,335,147	107,624,666
Accumulated other comprehensive loss	-	(7,052)
Accumulated deficit	(103,123,741)	(100,391,798)
Total stockholders’ equity	10,815,019	7,574,333

Total liabilities and stockholders’ equity	$18,550,078	$15,279,786

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Printed products	$3,035,219	$3,783,779	$11,024,464	$11,432,038
Technology sales, services and licensing	497,700	310,511	1,424,204	1,126,867

Total revenue	3,532,919	4,094,290	12,448,668	12,558,905

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	2,217,822	2,551,782	8,275,046	7,889,844
Selling, general and administrative (including stock based compensation)	2,094,578	1,610,831	5,736,078	5,195,495
Depreciation and amortization	420,063	310,330	1,051,211	1,002,813

Total costs and expenses	4,732,463	4,472,943	15,062,335	14,088,152

Operating loss	(1,199,544)	(378,653)	(2,613,667)	(1,529,247)

Other income (expense):
Interest income	6,983	2,308	11,175	8,415
Interest expense	(57,759)	(29,554)	(127,900)	(112,460)
Amortization of deferred financing costs and debt discount	(351)	(6,168)	(1,551)	(40,067)
Gain on extinguishment of liabilities, net	-	-	-	3,532,659
Income (loss) before income taxes	(1,250,671)	(412,067)	(2,731,943)	1,859,300

Income tax expense (benefit)	-	-	-	-

Net income (loss)	$(1,250,671)	$(412,067)	$(2,731,943)	$1,859,300

Other comprehensive income (loss):
Foreign currency translation adjustment	-	(5,088)	-	(5,088.00)
Interest rate swap gain (loss)	-	(4,458)	(15,431)	17,394
Settlement of interest rate swap	22,483	-	22,483	-

Comprehensive income (loss):	$(1,228,188)	$(421,613)	$(2,724,891)	$1,871,606

Earnings (loss) per common share:
Basic	$(0.05)	$(0.02)	$(0.12)	$0.11
Diluted	$(0.05)	$(0.02)	$(0.12)	$0.11

Shares used in computing earnings (loss) per common share:
Basic	24,026,417	16,767,992	22,611,189	16,662,907
Diluted	24,026,417	16,767,992	22,611,189	16,930,812

See accompanying notes to condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2019	2018

Cash flows from operating activities:
Net income (loss)	$(2,731,943)	$1,859,300
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,051,211	1,002,813
Stock based compensation	331,264	106,617
Paid in-kind interest	-	12,000
Amortization of deferred financing costs and debt discount	351	40,067
Gain on extinguishment of liabilities, net	-	(3,532,659)
Decrease (increase) in assets:
Accounts receivable	90,150	107,708
Inventory	(88,291)	(291,329)
Prepaid expenses and other current assets	(160,104)	(55,374)
Increase (decrease) in liabilities:
Accounts payable	(6,485)	762,404
Accrued expenses	(318,741)	(394,170)
Other liabilities	(1,452,876)	(1,141,929)
Net cash used by operating activities	(3,285,464)	(1,524,552)

Cash flows from investing activities:
Purchase of property, plant and equipment	(823,348)	(526,251)
Purchase of intangible assets	(357,816)	(45,471)
Net cash used by investing activities	(1,181,164)	(571,722)

Cash flows from financing activities:
Payments of long-term debt	(194,386)	(966,077)
Borrowing from equipment line of credit	587,750	87,703
Borrowings from convertible note	500,000	-
Issuances of common stock, net of issuance costs	5,041,611	300,000
Receipt of subscription receivable, net of issuance costs	-	288,000
Net cash provided (used) by financing activities	5,934,975	(290,374)

Net increase (decrease) in cash and cash equivalents	1,468,347	(2,386,648)
Cash and cash equivalents at beginning of period	2,447,985	4,444,628

Cash and cash equivalents at end of period	$3,916,332	$2,057,980

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2018	17,425,858	$348,517	$107,624,666	$(7,052)	$(100,391,798)	$7,574,333

Issuance of common stock, net	576,863	11,537	626,453	-	-	637,990
Stock based payments, net of tax effect	-	-	30,701	-	-	30,701
Other comprehensive loss	-	-	-	(778)	-	(778)
Net loss	-	-	-	-	(450,450)	(450,450)
Balance, March 31, 2019	18,002,721	$360,054	$108,281,820	$(7,830)	$(100,842,248)	$7,791,796

Issuance of common stock, net	11,200,000	224,000	4,662,637	-	-	4,886,637
Stock based payments, net of tax effect	-	-	27,909	-	-	27,909
Other comprehensive loss	-	-	-	(14,653)	-	(14,653)
Net loss	-	-	-	-	(1,030,822)	(1,030,822)
Balance, June 30, 2019	29,202,721	$584,054	$112,972,366	$(22,483)	$(101,873,070)	$11,660,867

Issuance of common stock, net	519,186	10,384	151,383	-	-	161,767
Stock based payments, net of tax effect	458,719	9,175	211,398	-	-	220,573
Other comprehensive loss	-	-	-	22,483	-	22,483
Net loss	-	-	-	-	(1,250,671)	(1,250,671)
Balance, September 30, 2019	30,180,626	$603,613	$113,335,147	$-	$(103,123,741)	$10,815,019

	Common Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Loss	Deficit	Total

Balance, December 31, 2017	16,599,327	$331,987	$106,633,708	$(300,000)	$(23,069)	$(101,856,767)	$4,785,859

Issuance of common stock, net	-	-	(12,000)	300,000	-	-	288,000
Stock based payments, net of tax effect	-	-	1,251	-	-	-	1,251
Other comprehensive gain	-	-	-	-	14,889	-	14,889
Net loss	-	-	-	-	-	(406,091)	(406,091)
Balance, March 31, 2018	16,599,327	$331,987	$106,622,959	$-	$(8,180)	$(102,262,858)	$4,683,908

Issuance of common stock, net	-	-			-	-	-
Stock based payments, net of tax effect	-	-	84,922	-	-	-	84,922
Other comprehensive gain	-	-	-	-	6,963	-	6,963
Net income	-	-	-	-	-	2,677,458	2,677,458
Balance, June 30, 2018	16,599,327	$331,987	$106,707,881	$-	$(1,217)	$(99,585,400)	$7,453,251

Issuance of common stock, net	300,000	4,285	295,715		-	-	300,000
Stock based payments, net of tax effect	-	-	20,444	-	-	-	20,444
Other comprehensive gain	-	-	-	-	(4,458)	-	(4,458)
Net income	-	-	-	-	-	(412,067)	(412,067)
Balance, September 30, 2018	16,899,327	$336,272	$107,024,040	$-	$(5,675)	$(99,997,467)	$7,357,170

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc., which also operates under the name of DSS Digital Group, develops, markets and sells digital information services, including data hosting, disaster recovery and data back-up and security services. The Company’s subsidiary, DSS Technology Management (“DSSTM”), Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2018, the Company commenced operations in the Asia Pacific market through its subsidiary DSS Asia Limited, which was formed in 2017. In 2019 DSS created four new, wholly-owned subsidiaries all of which currently have no employees and are in the exploratory stage and looking for opportunities. DSS Blockchain Security, Inc., that intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. Decentralize Sharing Systems, Inc., that amongst other things, intends to provide services to assist companies utilizing blockchain technologies for sharing system solutions in the new economics of the peer-to-peer decentralized sharing marketplaces. DSS Securities, Inc., anticipates establishing or acquiring two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on "blue-chip" utility tokens from solid businesses. DSS BioHealth Security, Inc., to invest in companies that include, but not limited to, hold bio-medical intellectual property and/or which have, or are securing, strategic alliances, partnerships and distributing rights for biomedical and security products, technologies or enterprises. This new division will focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis, influenza, among others, in open areas.

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

Reclassification - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2018 have been reclassified to conform to current year presentation.

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

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that may incorporate the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company had an interest rate swap that changes variable rates into fixed rates on one Citizens Bank term loan relating to the Company’s subsidiary, Premier Packaging. This swap qualified as a Level 2 fair value financial instrument. This swap agreement was not held for trading purposes and the Company did not intend to sell this derivative swap financial instrument. The Company recorded the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item was realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations. The valuations of the interest rate swaps have been derived from proprietary models of Citizens Bank, N.A (Citizens), based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swaps decreased over the life of the agreements. The Company would be exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. The Company did not anticipate non-performance by the counter parties. The swap was settled in September 2019 with the effect of the settlement of a loss of $22,483 recorded in interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

For the three and nine months ended September 30, 2019, common stock equivalents were excluded from the calculation of diluted earnings per share as the Company had a net loss, since their inclusion would have been anti-dilutive. For the nine-months ended September 30, 2018, based on the average market price of the Company’s common stock during that period of $1.37, 267,905 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share. For the three-months ended September 30, 2018, common stock equivalents were excluded from the calculation of diluted earnings per share as the company had a net loss, since their inclusion would have been anti-dilutive.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the nine months ended September 30, 2019, two customers accounted for approximately 31% and 13%, respectively, of the Company’s consolidated revenue and accounted for 29% and 5%, respectively, of the Company’s accounts receivable balance as of September 30, 2019. During the nine months ended September 30, 2018, these two customers accounted for 24.8% and 14.7%, respectively, of the Company’s consolidated revenue and accounted for 22% and 6.6%, respectively, of the Company’s accounts receivable balance as of September 30, 2018. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

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

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $ 3.9 million in cash, and a positive working capital position of approximately $4.3 million as of September 30, 2019, the Company has incurred negative cash flows from operating and investing activities over the past two years and has projected that the Company will likely incur negative cash flows from operations in 2019. To continue as a going concern, on June 5, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., acting as a representative of several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 11,200,000 shares of the Company’s common stock. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019.) The net offering proceeds to the Company was approximately $5.0 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses. Also, on November 1, 2019, Pursuant to a Subscription Agreement, LiquidValue Development Pte LTD, a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, purchased from the Company, in a private placement, and aggregate of 6,000,000 shares of common stock, for an above market purchase price equal to $0.3037 per share (at the time of LiquidValues’ commitment, the closing stock price was $0.26 per share) for net proceeds to the Company of approximately $1.5 million after deducting underwriting discounts, commissions and other offering expenses (see Note 14).

The expected use of cash for operations in 2019 will be primarily for funding operating losses, working capital, legal expenses associated with its intellectual property related litigation, and the costs associated with the global roll-out of the Company’s AuthentiGuard product line. The Company will also use these funds to make capital improvements at its two manufacturing facilities to increase production capacity and create efficiencies, as well as to diversify its revenue streams and take advantage of profit opportunities.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability.

We believe that our $3.9 million in aggregate cash and equivalents as of September 30, 2019 will allow us to fund our four operating segments current and planned operations through 2020. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. Based on this, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Recent Accounting Pronouncements – In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standards update is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its Consolidated Financial Statements and plans to adopt ASU 2017-04 in the first quarter of 2020.

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

As of September 30, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 60 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At September 30, 2019, the Company established a reserve for doubtful accounts of $50,000 ($50,000 – December 31, 2018). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of September 30, 2019.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 13 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following:

	Inventory
	September 30, 2019	December 31, 2018

Finished Goods	$1,106,803	$1,144,695
WIP	251,807	339,091
Raw Materials	293,274	79,807
	$1,651,884	$1,563,593

4. Investment

The Company owns 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly-listed on the Singapore Exchange Limited. The restriction on the sale of shares, and execution of the warrants expired on September 17, 2019 . At the time of the investment, the cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. In 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” has and carries its investment in SED at costs. During the 4th quarter of 2018, the Company determined that its investment in Singapore eDevelopment (“SED”) was impaired due to the decline in the share price of SED, especially since November of 2018, which the Company believes was influenced by a general decline in equity markets in Asia caused by the tariff dispute between the United States and China. As such, in response to the decline in the trading value of the SED shares in the fourth quarter of 2018, the Company performed an impairment test and determined an impairment of approximately $160,000 was warranted. Similar analysis was performed at September 30, 2019 and no further impairment is deemed necessary as the stock price has rebounded in excess of 15%. The carrying value of the investment as of September 30, 2019 was $324,930.

5. Intangible Assets

Intangible assets are comprised of the following:

		September 30, 2019			December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired intangibles - customer lists, licenses and non-compete agreements	3-10 years	1,778,848	1,097,787	681,061	1,284,065	823,884	460,181
Acquired intangibles - patents and patent rights		500,000	500,000	-	500,000	500,000	-
Patent application costs	Varied (1)	1,175,971	808,529	367,442	1,168,155	746,925	421,230
		$3,454,819	$2,406,316	$1,048,503	$2,952,220	$2,070,809	$881,411

(1) Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of September 30, 2019, the weighted average remaining useful life of these assets in service was approximately 7 years.

Amortization expense for the nine months ended September 30, 2019 amounted to $335,507($407,034 – September 30, 2018).

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

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (4.1% as of June 30, 2019). This revolving line of credit was renewed and has a maturity date of May 31, 2020. As of September 30, 2019, and December 31, 2018, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of September 30, 2019, the line had not yet converted into a credit facility and had a balance of $917,884 ($339,000 at December 31, 2018).

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $800,000 to enable Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bears interest at 2% above the LIBOR Advantage Rate (as defined in the agreement) (4.1% at September 30, 2019) until converted. Effective on conversion, the interest rate payable on the aggregate principal balance outstanding shall be adjusted to a fixed rate equal to 2% above Citizens’ cost of funds as determined by Citizens. Prior to conversion, interest on the outstanding principal is payable in arrears monthly. After conversion, the aggregate principal balance may be repaid in (i) up to 84 installments comprised of principal and interest for new equipment or (ii) up to 60 installments comprised of principal and interest for used equipment. Commencing March 30, 2019, the line was converted into two term notes under which the Company will make monthly payments of $13,657 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. As of September 30, 2019, the combined balance of the term notes was $610,401 ($684,554 at December 31, 2018).

Term Loan Debt - On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of September 30, 2019, the loan had a balance of $66,322 ($149,542 at December 31, 2018).

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

On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,156,742 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,181, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $707,689 is due. As of September 30, 2019, the new, consolidated Promissory Note had a balance of $1,150,766.

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of September 30, 2019, an aggregate of $955,388 is recorded as other liabilities by the Company, of which $759,966 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. The remaining $173,700 in other liabilities is allocated to working capital, which the Company is amortizing on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 30, 2019. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017, $80,000 per month for the remainder of 2017 through March 2018, $86,500 per month for the remainder of 2018, and $86,850 per month through November 30, 2019. During the nine months ended September 30, 2019, there was approximately $317,350 of Inter Partes Review costs and an aggregate of $781,650 was recorded as a reduction of the liability allocated to working capital.

On July 8, 2013, the Company’s subsidiary, DSSTM, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSSTM entered into a Proceed Right Agreement with certain investors pursuant to which DSSTM initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of September 30, 2019, the Company had received an aggregate of $750,000 ($750,000 in 2018) from the investors pursuant to the agreement of which approximately $175,000 was in current liabilities in the consolidated balance sheets ($476,000 as of December 31, 2018). The Company reduces the liability as it pays legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

8. Related Party Transactions

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

Pursuant to Mr. Heng Fai Ambrose Chan’s employment agreement with a subsidiary of DSS, date September 23, 2019, effective July 15, 2019, Mr. Chan shall receive an annual base salary of $250,000 payable in common stock or cash. Mr. Chan is also eligible to receive and annual performance bonus in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones.

9. Lease Liability

The Company has operating leases predominantly for operating facilities. As of September 30, 2019, the remaining lease terms on our operating leases range from less than one year to approximately five years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of September 30, 2019.

Future minimum lease payments as of September 30, 2019 are as follows:

2019	$106,821
2020	424,129
2021	335,097
2022	315,271
2023	306,070
Thereafter	24,208
Total lease payments	1,511,596
Less: Imputed Interest	(142,632)
Present value of remaining lease payments	$1,368,964

Current	$361,713
Noncurrent	$1,007,251

Weighted-average remaining lease term (years)	4.0

Weighted-average discount rate	5.4%

10. Commitments and Contingencies

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which has a trial date set for the week of February 24, 2020.

On February 16, 2015, DSSTM filed suit in the United States District Court, Eastern District of Texas, against defendants Intel Corporation, Dell, Inc., GameStop Corp., Conn’s Inc., Conn Appliances, Inc., NEC Corporation of America, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC, and AT&T, Inc. The complaint alleged patent infringement and sought judgment for infringement of two of DSSTM’s patents, injunctive relief and money damages. On December 9, 2015, Intel filed IPR petitions with PTAB for review of the patents at issue in the case. Intel’s IPRs were instituted by PTAB on June 8, 2016. On June 1, 2017, the PTAB ruled in favor of Intel for all the challenged claims. On July 28, 2017, DSSTM filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. On January 8, 2019, DSSTM entered into a confidential settlement agreement with Intel Corporation, Dell Inc., GameStop Corp, Conn’s Inc., Conn Appliances, Inc., Wal-Mart Stores, Inc., Wal-Mart Stores Texas, LLC and AT&T Mobility LLC (collectively, the “Defendants”). The Federal Circuit Appeal involving DSSTM and Intel was dismissed on January 16, 2019, and the District Court case against the Defendants was dismissed, as to all the Defendants, on February 5, 2019.

On July 16, 2015, DSSTM filed three separate lawsuits in the United States District Court for the Eastern District of Texas alleging infringement of certain of its semiconductor patents. The defendants were SK Hynix et al., Samsung Electronics et al., and Qualcomm Incorporated. Each respective complaint alleges patent infringement and seeks judgment for infringement, injunctive relief and money damages. On November 12, 2015, SK Hynix filed an IPR petition with PTAB for review of the patent at issue in their case. SK Hynix’s IPR was instituted by the PTAB on May 11, 2016. On August 16, 2016, DSSTM and SK Hynix entered into a confidential settlement agreement ending the litigation between them. The pending SK Hynix IPR was then terminated by mutual agreement of the parties on August 31, 2016. On March 18, 2016, Samsung also filed an IPR petition, which was instituted by the PTAB. On September 20, 2017, PTAB ruled in favor of Samsung for all the challenged claims relating to U.S. Patent 6,784,552. DSSTM then appealed this PTAB ruling to the Federal Circuit on November 17, 2017. The Federal Circuit joined this appeal with the Intel appeal effective on December 7, 2017. Qualcomm filed its IPR proceeding on July 1, 2016, which was then later joined with Intel’s IPRs in August 2016 by PTAB. On June 1, 2017, the PTAB ruled in favor of Intel/Qualcomm for all the challenged claims. On July 28, 2017, DSSTM filed a notice of appeal of the PTAB’s decision relating to U.S. Patent 6,784,552 with the Federal Circuit. A confidential patent license agreement was executed by DSSTM on November 14, 2018, covering Samsung and Qualcomm. On December 12, 2018, DSSTM and Samsung entered into a confidential release. On December 27, 2018, DSSTM and Qualcomm entered into a confidential settlement agreement. The DSSTM - Samsung District Court case was dismissed on December 17, 2018. The DSSTM - Samsung Federal Circuit Appeal was dismissed on January 2, 2019. The Federal Circuit Appeal involving DSSTM and Qualcomm was dismissed on January 16, 2019. The DSSTM - Qualcomm District Court case was dismissed on January 16, 2019. As a result, all of DSSTM’s litigation matters originally filed in the District Court for the Eastern District of Texas have been resolved and are now dismissed.

On April 13, 2017, the Company filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s Light-Emitting Diode (“LED”) patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, the Company refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. This IPR was instituted by the PTAB on June 7, 2018. On April 18, 2019, the PTAB issued a written decision determining claims 1-9 of the ‘771 patent unpatentable. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. This IPR was instituted by the PTAB on June 21, 2018. On June 10, 2019, the PTAB issued a written decision determining claims 1-3 of the ‘486 patent unpatentable. On August 12, 2019, the Company filed a Notice of Appeal with the Federal Circuit Court of Appeals challenging the PTAB’s decisions. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. This IPR was instituted by the PTAB on July 27, 2018. On July 22, 2019, the PTAB issued a written decision determining claims 1, 6-8, 15, and 17 of the ‘087 patent unpatentable. On September 23, 2019, the Company filed a Notice of Appeal with the Federal Circuit Court of Appeals challenging the PtAB’s decisions. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings.

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

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report. On May 10, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,919,787. On May 11, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,652,297. On May 25, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,524,087. On May 29, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 6,949,771. On May 30, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. The 6,949,771 IPR was denied institution, but the remaining IPRs were instituted by the PTAB. On December 10, 2018, Nichia refiled IPRs relating to 6,949,771, which was denied by the PTAB on April 15, 2019. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings. On September 17, 2019, the PTAB issued a written decision determining claims 1-14 of the ‘787 patent unpatentable. On October 30, 2019, the PTAB issued a written decision determining claims 1-17 of the ‘297 patent unpatentable.

On September 18, 2019, DSS filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 7,315,119. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements.

On September 19, 2019, DSS filed a patent infringement lawsuit against Cree, Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,784,460. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements.

On September 20, 2019, DSS filed a patent infringement lawsuit against Nichia Corp. and Nichia America Corp. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,879,040. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements.

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

Contingent Litigation Payments - The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of September 30, 2019, and December 31, 2018, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments - The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of September 30, 2019, and December 31, 2018, there are no contingent payments due.

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

On June 5, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) and the purchase by the Underwriters of 11,200,000 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriters at a public offering price of $0.50 per share, less certain underwriting discounts and commissions. As part of this transaction, 2,000,000 shares were purchased by Heng Fai Ambrose Chan, Chairman of the Board of directors. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019 at $0.50 per share, less underwriting discounts and expenses). The net offering proceeds to the Company was approximately $5.0 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses. The Company intends to use the net proceeds from the Offering for research, product and brand development, strategic initiatives and general corporate and working capital purposes.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2019, the Company had stock compensation expense of approximately $331,000 or less than $0.01 basic and diluted earnings per share ($107,000, or less than $0.01 basic and diluted earnings per share for the corresponding nine months ended September 30, 2018). Of the $331,000, $52,000 was accrued for the CEO of a subsidiary of the Company.

In July 2019, by unanimous written consent, the Board of Directors authorized the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, to certain officers and directors in the amount of 458,719 shares, at $0.42 per share which were immediately vested and issued on September 6, 2019.

12. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the nine-month periods ended September 30, 2019 and 2018:

Supplemental Cash Information
	2019	2018

Cash paid for interest	$128,000	$100,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$1,616,000	$-
(Loss) gain from change in fair value of interest rate swap derivatives	$7,000	$17,000
Common stock issued upon conversion of convertible note	$500,000	$-
Equity issued to purchase intangible assets	$145,000	$-
Elimination of contingent liabilities through agreement	$-	$459,000
Purchase of intangible assets to be paid in installments	$-	$304,000

13. Segment Information

The Company’s businesses are organized, managed and internally reported as five operating segments. Two of these operating segments, Packaging and Printing, and Plastics are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. The three other operating segments, DSS Digital Group, DSS Technology Management, and DSS International, are engaged in various aspects of developing, acquiring, selling and licensing technology assets and are grouped into one reportable segment called Technology.

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2019 and 2018 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.

Three Months Ended September 30, 2019	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$2,119,000	916,000	498,000	-	$3,533,000
Depreciation and amortization	228,000	122,000	70,000	-	420,000
Interest expense	(24,000)	(9,000)	(3,000)	(22,000)	(58,000)
Stock based compensation	4,000	-	20,000	249,000	273,000
Net loss	(322,000)	(29,000)	(64,000)	(836,000)	(1,251,000)

Three Months Ended September 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$2,736,000	$1,048,000	$310,000	$-	$4,094,000
Depreciation and amortization	227,000	60,000	22,000	1,000	310,000
Interest expense	(20,000)	(6,000)	-	(4,000)	(30,000)
Stock based compensation	1,000	-	15,000	4,000	20,000
Net Income (loss)	96,000	72,000	(427,000)	(153,000)	(412,000)

Nine Months Ended September 30, 2019	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$8,434,000	2,591,000	1,424,000	-	$12,449,000
Depreciation and amortization	675,000	208,000	168,000	-	1,051,000
Interest expense	(76,000)	(24,000)	(6,000)	(22,000)	(128,000)
Stock based compensation	13,000	-	62,000	256,000	331,000
Net Loss	(254,000)	(346,000)	(642,000)	(1,490,000)	(2,732,000)
Identifiable assets	9,156,000	3,884,000	899,000	4,611,000	18,550,000

Nine Months Ended September 30, 2018	Packaging and Printing	Plastics	Technology	Corporate	Total
Revenue	$8,483,000	$2,949,000	$1,127,000	$-	$12,559,000
Depreciation and amortization	561,000	119,000	322,000	1,000	1,003,000
Interest Expense	(66,000)	(17,000)	(12,000)	(17,000)	(112,000)
Stock based compensation	2,000	-	82,000	23,000	107,000
Net Income (loss)	378,000	63,000	2,092,000	(674,000)	1,859,000
Identifiable assets	9,381,000	3,141,000	830,000	1,483,000	14,835,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Total
Three months ended September 30, 2019
Packaging Printing and Fabrication	$1,883,000
Commercial and Security Printing	251,000
Technology Integrated Plastic Cards and Badges	306,000
Plastic Cards, Badges and Accessories	595,000
Total Printed Products	$3,035,000

Three months ended September 30, 2018
Packaging Printing and Fabrication	$2,482,000
Commercial and Security Printing	253,000
Technology Integrated Plastic Cards and Badges	409,000
Plastic Cards, Badges and Accessories	640,000
Total Printed Products	$3,784,000

Nine months ended September 30, 2019
Packaging Printing and Fabrication	$7,619,000
Commercial and Security Printing	828,000
Technology Integrated Plastic Cards and Badges	968,000
Plastic Cards, Badges and Accessories	1,610,000
Total Printed Products	$11,025,000

Nine months ended September 30, 2018
Packaging Printing and Fabrication	$7,592,000
Commercial and Security Printing	891,000
Technology Integrated Plastic Cards and Badges	915,000
Plastic Cards, Badges and Accessories	2,034,000
Total Printed Products	$11,432,000

Technology Sales, Services and Licensing Revenue Information:

Total
Three months ended September 30, 2019
Information Technology Sales and Services	$46,000
Digital Authentication Products and Services	307,000
Royalties from Licensees	145,000
Total Technology Sales, Services and Licensing	$498,000

Three months ended September 30, 2018
Information Technology Sales and Services	$61,000
Digital Authentication Products and Services	143,000
Royalties from Licensees	107,000
Total Technology Sales, Services and Licensing	$311,000

Nine months ended September 30, 2019
Information Technology Sales and Services	$151,000
Digital Authentication Products and Services	857,000
Royalties from Licensees	416,000
Total Technology Sales, Services and Licensing	$1,424,000

Nine months ended September 30, 2018
Information Technology Sales and Services	$269,000
Digital Authentication Products and Services	494,000
Royalties from Licensees	364,000
Total Technology Sales, Services and Licensing	$1,127,000

14. SUBSEQUENT EVENTS

In October 2019, the Company entered into two separate convertible preferred promissory notes (“Note” or “Notes”) with unaffiliated companies, where the Company loaned a total principal sum of $700,000. The first Note has interest charged at the rate of six percent (6%) and is payable upon demand. The second Note is to be repaid on or before the twenty-four (24) month anniversary of the closing date of the Note, together with interest therein at the rate of six percent (6%) per annum. The Company has the right to convert both Notes to equity, in its sole discretion, upon written notice.

On October 29, 2019 and subsequently October 30, 2019, the Audit Committee and the Board of Directors of the Company approved the issuance of common stock, not to exceed 6,000,000 shares, via private placement with a related party. Pursuant to a Subscription Agreement, LiquidValue Development Pte LTD, a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, purchased from the Company, in a private placement, and aggregate of 6,000,000 shares of common stock, for an above market purchase price equal to $0.3037 per share for gross proceeds to the Company of $1,822,200 (before deductions for placement agent fees and other expenses). This transaction was executed on November 1, 2019.

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

DSS Digital Group - This division researches, develops, markets and sells world wide the Company’s digital products, including and primarily, our AuthentiGuard product, which is a brand authentication application that integrates the Company’s optical deterrent technologies used in its security printing offerings with proprietary digital data security-based solutions. The AuthentiGuard product allows customers to implement a security mark utilizing conventional printing methods that is copy and counterfeit resistant that can be read and recorded utilizing smartphones and other digital image capture devices, which can be utilized by that customer’s suppliers, field personnel and customers throughout its global product supply and distribution chains.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 as compared to the Three and Nine Months Ended September 30, 2018

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	% change	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	% change
Revenue
Printed products	$3,035,000	$3,784,000	-20%	$11,025,000	$11,432,000	-4%
Technology sales, services and licensing	498,000	310,000	61%	1,424,000	1,127,000	26%

Total revenue	$3,533,000	$4,094,000	-14%	$12,449,000	$12,559,000	-1%

For the three months ended September 30, 2019, total revenue declined 14% as compared to the three months ended September 30, 2018. Revenues from the sale of Printed products decreased 20% during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to significant decreased packaging and technology card sales. Technology sales, services and licensing revenue increased 61% during the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to a significant increase in AuthentiGuard sales. Revenues for the nine months ended September 30, 2019 and September 30, 2018 remained relatively flat at $12.5 million and $12.6 million respectively. Printed products revenues for the nine months ended September 30, 2019 were down by 4% as compared to the same period in 2018, primarily due to a decline in vinyl card sales and commercial printing sales, while Technology sales, services and licensing revenue increased by 26%, primarily resulting from increased AuthentiGuard sales.

Costs and expenses

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	% change	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,218,000	$2,552,000	-13%	$8,275,000	$7,890,000	5%
Sales, general and administrative compensation	773,000	795,000	-3%	2,508,000	2,616,000	-4%
Depreciation and amortization	420,000	310,000	35%	1,051,000	1,003,000	5%
Professional fees	544,000	243,000	124%	1,270,000	828,000	53%
Stock based compensation	273,000	20,000	1265%	331,000	107,000	209%
Sales and marketing	111,000	137,000	-19%	392,000	351,000	12%
Rent and utilities	187,000	173,000	8%	551,000	488,000	13%
Other operating expenses	239,000	241,000	-1%	697,000	698,000	0%
Research and development	(32,000)	2,000	-1700%	(13,000)	107,000	-112%

Total costs and expenses	$4,733,000	$4,473,000	6%	$15,062,000	$14,088,000	7%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased by 13% during the three months ended September 30, 2019 as compared to the same period in 2018. This decrease is attributed to both the decline in revenue as well as cost controlling measures put in regarding external warehousing, inter-warehouse shipments, and labor at the DSS Printing and Packaging Group as well as the DSS Plastics Group. For the nine months ended September 30, 2019, costs of goods sold increased by 5% as compared to the same period in 2018, resulting from the increase in paper costs, freight costs, and machine maintenance at the Company’s two production facilities.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 3% and 4%, respectively, during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to the reduction of headcount and a reduction in commissions and bonus compensation expense.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three and nine months ended September 30, 2019, depreciation and amortization expense increased 35% and 5%, respectively, as compared to the same periods in 2018, primarily due to the write-off of the semiconductor patents during the six months ended June 30, 2018, as well as the addition of pre-production software and hardware and production equipment at the DSS Printing and Packaging Group.

Professional fees increased 124% and 53%, respectively, during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, mostly due to increases in legal services for patent litigation, as well as the outsourcing of corporate legal services.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation increased 1265% and 209%, respectively, as a result of stock based compensation totaling approximately $52,000 accrued for the CEO of a subsidiary of the Company, as well as an increase in common stock granted to certain executive members and directors during the third quarter of 2019.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses decreased 19% during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, resulting from a decrease in marketing and travel costs for the technology group. For the nine months ended September 30, 2019, sales and marketing costs increased 12% as compared to the same period in 2018, primarily due to travel costs for the associated with the implementation of the AuthentiGuard product at customer sites throughout Europe and Asia.

Rent and utilities increased by 8% and 13%, respectively, during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to an increase in facilities maintenance costs and rent expense for the Company’s printed products group.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support and insurance costs. During the three and nine months ended September, other operating expenses remained relatively flat.

Research and development costs consist primarily of compensation costs for research personnel, third-party research costs, and consulting costs. Research and development costs for the three and nine months ended September 30, 2019 declined 1700% and 112%, respectively, as compared to the same periods in 2018, primarily due to receipt of the anticipated $33,243 refund on development costs for the development of proprietary block chain solutions for DSS International.

Other Income (Expense)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	% change	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	% change
Other income (expense):
Interest income	$7,000	$2,000	250%	$11,000	$8,000	38%
Interest expense	(58,000)	(30,000)	93%	(128,000)	(112,000)	14%
Amortization of deferred financing costs and debt discount	-	(6,000)	-100%	(2,000)	(40,000)	-95%
Gain on extinguishment of liabilities, net	-	-	0%	-	3,533,000	-100%
Total other expense	$(51,000)	$(34,000)	50%	$(119,000)	$3,389,000	-104%

Interest income recognized on the money market account was $11,000 for the nine months ended September 30, 2019.

Interest expense increased 93% and 14% during the three and nine months ended September 30, 2019, respectively, due to the interest expense incurred with the settlement of the swap agreement associated with the consolidation of the two Promissory Notes noted in Note 6.

Amortized debt discount decreased 100% and 95% during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due to the impact of the write-off of the semiconductor patents during the nine months ended September 30, 2018.

Net Income (loss)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	% change	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	% change
Net income (loss)	$(1,251,000)	$(413,000)	203%	$(2,732,000)	$1,860,000	-247%

Earnings (loss) per common share:
Basic	$(0.05)	$(0.02)	150%	$(0.12)	$0.11	-209%
Diluted	$(0.05)	$(0.02)	150%	$(0.12)	$0.11	-209%

For the three months ended September 30, 2019, the Company recorded net loss of approximately $1.2 million, as compared to a net loss of $413,000 during the same period in 2018. During the nine months ended September 30, 2019, the company recorded net loss of $2.7 million, as compared to net income of $1.9 million for the nine months ended September 30, 2018. The increases in operating losses incurred during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 primarily reflect the combined impact of a decline in revenues in the Printed products group coupled with an increases in professional fees, stock based compensation, costs associated with the Company’s expansion into Asia, and the impact of the net gain from extinguishment of liabilities of approximately $3.5 million, which occurred during the second quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, the Company had cash and cash equivalents of $3,916,332.

Operating Cash Flow – During the nine months ended September 30, 2019, the Company used approximately $3,285,500 of cash for operations as compared to the $1,524,550 in cash used for operations during the first nine months ended September 30, 2018. The increase in the use of cash for operations primarily reflects an increase in net operating loss as well as payments toward various accrued liabilities and expenses across all business units.

Investing Cash Flow – During the nine months ended September 30, 2019, the Company expended approximately $823,400 on equipment for its packaging group, and approximately $350,000 for ACS licensing agreement for the DSS International group.

Financing Cash Flows – During the nine months ended September 30, 2019, the Company made aggregate principal payments for long-term debt of approximately $194,000, and had borrowings on its equipment line of credit of approximately $588,000. The Company also received net proceeds of $500,000 from the sale of the Company’s common stock as a result of the conversion of a short-term convertible note that was entered into and converted during the nine months ended September 30, 2019. In addition, the Company raised approximately $4.9 million by the sale of common shares that occurred in June 2019. In July 2019, in accordance with the Company’s underwriting agreement with Aegis Capital Corp., Aegis exercised an overallotment of 519,186 shares which brought a net $162,000 to the Company.

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $ 3.9 million in cash, and a positive working capital position of approximately $4.3 million as of September 30, 2019, the Company has incurred negative cash flows from operating and investing activities over the past two years and has projected that the Company will likely incur negative cash flows from operations in 2019. To continue as a going concern, on June 5, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 11,200,000 shares of the Company’s common stock. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019.) The net offering proceeds to the Company was approximately $5.0 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses. Also, on November 1, 2019, Pursuant to a Subscription Agreement, LiquidValue Development Pte LTD, a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, purchased from the Company, in a private placement, and aggregate of 6,000,000 shares of common stock, for an above market purchase price equal to $0.3037 per share (at the time of LiquidValues’ commitment, the closing stock price was $0.26 per share) for net proceeds to the Company of approximately $1.5 million after deducting underwriting discounts, commissions and other offering expenses (see Note 14).

The expected use of cash for operations in 2019 will be primarily for funding operating losses, working capital, legal expenses associated with its intellectual property related litigation, and the costs associated with the global roll-out of the Company’s AuthentiGuard product line. The Company will also use these funds to make capital improvements at its two manufacturing facilities to increase production capacity and create efficiencies, as well as to diversify its revenue streams and take advantage of profit opportunities.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability.

We believe that our $3.9 million in aggregate cash and equivalents as of September 30, 2019 will allow us to fund our four operating segments current and planned operations through 2020. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. Based on this, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2018 describe the significant accounting policies and methods used in the preparation of the financial statements. Additionally, the Company adopted ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), as required, effective January 1, 2019 and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its balance sheet by recording an ROU asset and lease liability. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive income (loss). The Company uses a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or its incremental borrowing rate. Critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of Topic ASC 842, there have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2019, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 which remained As of September 30, 2019, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2019 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 10 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On August 27, 2019, the Company entered into an executive employment agreement with Mr. Frank D. Heuszel, Chief Executive Officer, Interim Chief Financial Officer and director of the Company. Pursuant to the agreement, Mr. Heuszel shall receive an annual base salary of $165,000, payable bi-weekly, and shall be eligible to an annual performance bonus in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones In the event of a change in control of the Company or the termination of Mr. Heuszel’s employment without cause, Mr. Heuszel shall receive four-months’ salary, payable monthly. The terms of Mr. Heuszel’s agreement were previously disclosed in our Form 8-K filed July 16, 2019.

On September 5, 2019, the Company entered in an executive employment agreement with Mr. Jason Grady, the Company’s Chief Operating Officer. Pursuant to the agreement, Mr. Grady shall receive an annual base salary of $200,000 and shall be eligible to receive an annual performance bonus, in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. In the event of a change in control of the Company or the termination of Mr. Grady’s employment without cause, he shall be entitled to receive four-month’s base salary. The terms of Mr. Grady’s agreement were previously disclosed in our Form 8-K filed July 16, 2019.

On September 23, 2019, the Company entered in an executive employment agreement with Mr. Heng Fai Ambrose Chan, a director of the Company, Chief Executive Officer of the Company’s wholly-owned subsidiary DSS International Inc. and Chief Executive Officer of DSS Asia, a wholly-owned subsidiary of DSS International Inc., Pursuant to the agreement,, Mr. Chan  shall receive an annual base salary of $250,000, payable quarterly in either cash or common stock, subject to availability of shares under a shareholder-approved stock plan. The calculation of each quarterly payment of common stock shall be the Company’s average trading price for the last ten trading days of that quarter. Mr. Chan is also eligible to receive an annual performance bonus, in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. Mr. Chan has the option to have the bonus paid in Company common stock. In the event of a change in control of the Company or the termination of Mr. Chan’s employment without cause, Mr. Chan shall receive four-months’ salary, payable monthly. The terms of Mr. Chan’s agreement were previously disclosed in our Form 8-K filed July 16, 2019.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

10.1	Executive Employment Agreement dated August 27, 2019, 2019, between the Registrant and Frank D. Heuszel
10.2	Executive Employment Agreement dated September 5, 2019, between the Registrant and Jason Grady
10.3	Executive Employment Agreement dated September 23, 2019, between the Registrant and Chan Heng Fai
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer. *
32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith. This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

November 13, 2019	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

