Form 10-K
period 2019-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2020-03-31
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(585) 325-3610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.02 per share	DSS	NYSE American LLC

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [x]
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2019 was $11,583,641.

The number of shares of the registrant’s common stock outstanding as of March 20, 2020, was 62,086,099.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

Document Security Systems, Inc. (together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “Document Security Systems,” “DSS,” “we,” “us,” “our” or the “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure document and product technologies. We specialize in creating dynamic solutions that protect against fraud and ensure the well-being of consumers worldwide. Our mission is to make and deliver world-class authentication, counterfeit prevention and consumer engagement technology attainable and integrated into every product we offer. The Company holds numerous patents for optical deterrent and authentication technologies that provide protection of printed information from unauthorized alterations, scanning and copying. We operate two production facilities, consisting of a combined security printing and packaging facility and a plastic card facility, where we produce secure and non-secure products for our customers. We also license our anti-counterfeiting technologies to printers and brand-owners. In addition, through our digital division, we provide cloud computing services for our customers, including disaster recovery, back-up and data security services.

Prior to 2006, our primary revenue source in our document security division was derived from the licensing of our technology. In 2006, we began a series of acquisitions designed to expand our ability to produce products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc., a privately held plastic cards manufacturer located in the San Francisco, California, area (referred to herein as the “DSS Plastics Group”). In 2008, we acquired DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in Victor, New York (referred to herein as the “DSS Packaging and Printing Group”). In May 2011, we acquired ExtraDev, Inc., a privately held information technology and cloud computing company located in Rochester, New York. In 2016, ExtraDev, Inc. changed its name to DSS Digital Inc. DSS Digital Inc. is also referred to herein as the “DSS Digital Group.”

In July 2013, the Company expanded its business focus by acquiring Lexington Technology Group, Inc. (“Lexington”), a private intellectual property monetization company. Lexington’s business was primarily to acquire intellectual property assets for the purpose or monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and litigation. DSS Technology Management, Inc., which is also referred to herein as “DSS Technology Management,” was established as a DSS subsidiary to house, account for and further develop this line of business. While similar to Lexington’s business model, DSS Technology Management focuses on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives. However, the Company, as we elaborate below, has determined that it is in the best interests of the Company and its stockholders to wind down our intellectual property monetization business and refocus our efforts on our other existing businesses as well as explore potential new business lines

In January 2018, we commenced international operations for our DSS Digital Group with our wholly owned subsidiary, DSS Asia Limited, in our office in Hong Kong. In December 2018, this division acquired Guangzhou Hotapps Technology Ltd, a Chinese company with a valuable license enabling us to do business in China.

We do business in four operating segments as follows:

DSS Packaging and Printing Group -Operating under the name Premier Packaging Corporation (a New York corporation), the DSS Packaging and Printing Group produces custom packaging serving clients in the pharmaceutical, nutraceutical, beverage, specialty foods, photo packaging and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers along with technical support for our technology licensees. The division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, receipts, identification materials, entertainment tickets, secure coupons and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing and related technologies.

DSS Plastics Group - Manufactures laminated and surface printed cards, which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, guilloche patterns, biometrics, radio frequency identification (RFID) and watermarks for printed plastic documents such as ID cards, event badges and driver’s licenses. DSS Plastics Group is headquartered in Brisbane, California and operates under the name of Plastic Printing Professionals, Inc., a New York corporation.

DSS Digital Group - This division researches, develops, markets and sells worldwide the Company’s digital products, including and primarily our AuthentiGuard® product, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. The AuthentiGuard® product allows our customers to implement a security mark utilizing conventional printing methods that is copy- and counterfeit-resistant and that can be read and recorded utilizing smartphones and other digital image capture devices, which can be utilized by that customer’s suppliers, field personnel and customers throughout its global product supply and distribution chains.

DSS Technology Management - Since its acquisition in 2013, DSS Technology Management’s primary mission has been to monetize its various patent portfolios through commercial litigation and licensing. Except for investment in its social networking related patents, we have historically partnered with various third-party funding groups in connection with patent monetization programs. It is our intent to de-emphasize and ultimately wind down this business line. While Management will continue to assert and defend the existing patents and purse potential infringements as they are identified, we do not intend to seek out new patent portfolios.

Strategic Business Plan

In November 2019, we announced the Company’s new strategic business plan, which focuses on strengthening our organization, investing in our core lines of business, improving top line revenues and net margins, controlling costs and creating new long-term recurring revenue streams. This strategic business plan has the following core elements, which are discussed in further detail below:

●	Revive the Company’s core businesses;
●	Optimize cost structure and reduce cash burn;
●	Exit unprofitable business lines; and
●	Business diversification.

Reviving the Company’s Core Businesses – We are upgrading equipment and products to enhance cross-selling opportunities with existing customers and intend to rejuvenate research and development on digital anti-counterfeit technology products.

Substantially Reducing Corporate Overhead and Cash Burn – Since the spring of 2019, we have reduced the Company’s monthly cash burn by more than $160,000, by eliminating non-essential layers of management and redundant operating expenses, as well as by renegotiating vendor contracts. We plan to continue to reduce overhead operating costs, redundancy and cash burn through a series of new management initiatives.

Exiting Unprofitable Business Lines – To preserve capital and stop further cash drain, we intend, as we have noted above, to de-emphasize and ultimately wind down our intellectual property monetization business line.

Since entering the intellectual property (“IP”) monetization business in July 2013, we have invested substantial capital and resources into purchasing, maintaining and enforcing our patents. We have also invested substantial resources in the research and development of internally generated IP for our own use and/or for potential profitable licensing opportunities.

However, the costs of funding a patent pool, including patent maintenance fees, litigation (costs for legal counsel, discovery, consultants, expert witnesses and travel), and overhead costs associated with the IP business line, has placed a significant financial strain upon the Company. In 2019, our corporate cash burn reached approximately $255,000 per month primarily related to recurring costs related to the IP monetization line of business, which reduced resources for our other lines of business, as well as our own patent research and development. Further, because the related IP legal costs are expensed in the year incurred with no corresponding revenue generation, the financial impact to the Company caused us to routinely report negative operating income year over year. Moreover, as a result of the IP monetization line’s high capital demand, the Company did not have the capital to initiate and sustain IP litigation against potential major infringers of DSS patents.

In addition, as a result of several court decisions and statutory changes, the patent laws in the United States have changed significantly since our entry into this business. Consequently, the enforcement of patents has become more costly and more difficult for DSS and other patent holders, and the likelihood of successful litigation has decreased. Further, depending upon the type of IP involved and the parties who are the alleged patent infringers, the legal enforcement and recovery process can take five or more years before the matter goes to trial. For instance, the Apple litigation, which we have previously disclosed and which is described in more detail herein, was initiated in September 2013 and was scheduled to go to trial in late February 2020; a period of approximately 6 ½ years.

As a result of the significant financial, working capital and resource allocation to the IP monetization program, we made a critical review of the program. We reviewed all elements and factors related to the operations of this business line, including what we hold in inventory of patents, the potential of that patent portfolio, the timetables involved to monetize those patents, the cost of capital to maintain the patents to monetization, and the probability of successful monetization. As a result of that extensive review, we determined that it was in the best interest of DSS and its stockholders to de-emphasize and ultimately exit the IP monetization line of business.

The process of exiting this line of business will not be immediate. DSS has outstanding contracts with third parties, including attorneys, lenders and former patent holders, which must be addressed. We have determined that the cost to stop all litigation and recovery actions at this time would be too high. As a result, we have elected to not immediately terminate and exit this line of business, but to wind it down in an organized fashion. We will honor our existing contracts and complete the existing IP monetization programs without adding any new costs. We do not intend to make any further investments in acquiring patents that do not directly support our existing and targeted product lines. We estimate that the timetable necessary to exit this business line will be approximately 18 to 24 months.

Implementing Business Diversification Initiatives – We plan to both internally develop and to acquire profitable new businesses, which will in some cases be complimentary to our core businesses and addressable markets. In other instances, we intend to explore opportunities for expansion into new business lines in which we believe we can successfully compete, which are scalable, and which generate sustainable reoccurring revenue. Management has already taken steps toward this diversification by performing initial research and cost analysis into specific new business lines, and in 2019 we formed the following four new subsidiaries, in an effort to grow and expand our technologies and market reach. These four potential new business lines are in various stages of development and have not yet generated any significant revenues.

●	DSS BioHealth Security, Inc. (a Nevada corporation). This business will be principally involved in the bio-medical sector, including investing in companies that hold bio-medical intellectual property and/or have, or are securing, strategic alliances, partnerships and distribution rights for bio-medical and security products, technologies or enterprises. This new division will focus on open-air defense initiatives that seek to curb transmission of airborne infectious diseases such as tuberculosis and influenza, among others, in open areas.

Consistent with that growth initiative, on March 12, 2020, the Company announced that it had entered into a binding term sheet to acquire Impact Biomedical, Inc. (“Impact”), a company engaged in the development and marketing of biohealth security technologies, in a proposed share exchange transaction with a purchase price capped at $50 million, subject to completion of due diligence and an independent valuation. According to the terms of the term sheet between the parties, DSS will issue up to 14.5 M shares of common stock and a perpetual convertible preferred stock to which DSS will have certain customary rights and requirements, including appointing members of the Board of Directors of Impact. The preferred stock will be convertible at $0.216 per share and have a 19.9% blocker. Subject to a favorable due diligence and recommendation, the acquisition is subject to final DSS Board, DSS shareholder, and NYSE approval, of which there can be no guarantee. See Note 16 for further disclosure on this transaction.

●	Decentralize Sharing Systems, Inc. (a Nevada corporation) (“Decentralized”). Decentralized intends to develop and operate its own marketing network. We intend to offer product financing to small and mid-sized network marketing companies in the U.S. to assist them with growth opportunities. Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market. We believe this business has significant growth potential in the now popular “gig economy”. Consistent with the Company’s strategic business plan and vision, we plan to enter the direct marketing or network marketing industry and take advantage of the opportunities that exist. We have entered into partnerships with existing direct marketing companies to access U.S., Canadian, Asian and Pacific Rim markets. In addition, we have acquired various domestic and international operating licenses from those companies. Through the acquisitions we have secured product licenses, formulas, existing sales networks, patents, web sites, and other resources to initiate sales and revenue generation for this line. We are currently planning different options on how to take advantage of this opportunities in the direct selling market and help DSS in its global branding.

●	DSS Blockchain Security, Inc., (a Nevada corporation). This corporate business line will specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber security across global markets.

●	DSS Securities, Inc., (a Nevada corporation) (“DSS Securities”). This line of business will seek to establish or acquire investments in long-term growth and sustainable reoccurring revenue generating activities; not in the trading of securities under an investment format. This Securities group, while not limited to the following investment opportunities, will primarily seek out investment opportunities in the biomedical, health services, and blockchain-based technologies industries. The blockchain-based technologies are anticipated to include digital asset exchanges in multiple jurisdictions, including: (i) security token exchanges, focused on digitized assets from different vertical industries, and (ii) utility token exchanges, focusing on “blue-chip” utility tokens from solid businesses.

Consistent with that development plan, on March 3, 2020, DSS Securities entered into a binding term sheet with LiquidValue Asset Management Pte Ltd (“LVAM”), AMRE Asset Management Inc. (“AAMI”) and American Medical REIT Inc. (“AMRE”), regarding a share subscription and loan arrangement. The terms of the proposed joint venture, which has now been consummated, intends to create a medical real estate investment trust in the United States. AMRE has been formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE shall provide investors the opportunity for direct ownership of Class A licensed medical real estate. AMRE intends to acquire purpose-built healthcare facilities and lease them to leading clinical operators with strong market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulates the investment strategy for AMRE. It shall manage the REIT’s assets and liabilities and provide recommendations to AMRE on acquisition and divestments in accordance with the investment strategies.

Pursuant to the term sheet, the DSS Securities will hold 52.5% of the outstanding shares of AAMI, with LVAM and AMRE Tennessee, LLC, holding 35% and 12.5% of the remaining outstanding shares of AAMI, respectively. Further, pursuant to and in connection with the term sheet, on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE will issue the Company a promissory note for the principal amount of $800,000 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum, and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. AMRE’s failure to pay any amount due on the Note within five days of when payment is due constitutes an event of default under the Note, pursuant to which the Company can declare the Note due and payable. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants, See Note 16 for further disclosure on this transaction.

Our Core Products:

Technology and Counterfeit Prevention and Brand Services

DSS Digital Group’s core business is counterfeit prevention, brand protection, consumer engagement and validation of authentic print media, including government-issued documents, packaging, ID cards and licenses. We believe we are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of brand security solutions. In addition, we provide document security technology to security printers, corporations, consumer product companies and governments for protection of vital records, certifications, travel documents, consumer products, pharmaceutical packaging and school transcripts.

Optical deterrent features such as ours have traditionally been utilized mainly by large security printers for the protection of important printed documents, such as vital records and identification documents. Many of these competitive features were developed pre-1980 and were designed to be effective on the imaging devices of the day, which were mainly photography mechanisms. With the advent of modern-day scanners, digital copiers, digital cameras, smartphones and easy-to-use imaging software such as Adobe Photoshop, many of the pre-1980 optical deterrents such as micro-printing are much less effective in the prevention of counterfeiting.

Unlike some of our competitors, our technologies are built to defeat modern scanners and digital copiers, and we believe that our products are the most effective in doing so in the market today.

Our primary anti-counterfeiting products and technologies have evolved from a traditional analog product to a highly advanced digital system and are marketed under our AuthentiGuard® registered trademark. In October 2012, we introduced AuthentiGuard®, a smartphone application for authentication, targeted to major Fortune 500 companies worldwide. The application is a cloud-enabled solution that permits efficient and cost-effective counterfeit deterrence, authentication and consumer engagement. The solution embeds customizable, covert AuthentiGuard® Prism technology that resists counterfeiting or alteration on product packaging, labeling, documents and credentials. Product verification using the smartphone application creates real-time, accurate authentication results for brand owners, government officials and supply chain personnel that can be integrated into existing information systems.

Since 2012, the AuthentiGuard® product has grown to annual sales of approximately $1.5 million, and we project that over the next three years annual sales of AuthentiGuard® will increase by an annualized growth rate of approximately 17%. Today, our mission is to make world-class authentication, counterfeit prevention and consumer engagement technology that is assessable and scalable to an expanding customer base. We intend to bring our technology-laden plastic and packaging solutions to a broader range of clients including small businesses, develop long-term relationships with those who use them and grow our business organically.

Printing & Packaging Business

Premier Packaging Corporation provides custom packaging services and serves clients in the pharmaceutical, nutraceutical, beverage, specialty foods, photo packaging and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers. In addition, the division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, receipts, identification materials, entertainment tickets, secure coupons and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing and related technologies.

IP Patent Monetization Business

Since its acquisition in 2013, DSS Technology Management’s primary mission has been the attempted monetization of its various patent portfolios through commercial litigation.

Except for its investment in its social networking related patents, DSS Technology Management and the Company have partnered with various third-party funding groups in connection with patent monetization programs. In connection with this business line, the Company has purchased patents in a variety of fields, including social networking, mobile communications, semi-conductors, Bluetooth and LED, and has initiated patent infringement litigation against a wide range of domestic and global Companies. In connection with these litigation matters, the Company engages with legal firms that typically work under fee caps and contingency fee arrangements. To date, the Company has been or is currently in litigation with, among others, Apple, Samsung, Taiwan Semiconductor Manufacturing Company, Intel, NEC, Lenovo, Seoul Semiconductor, Everlight Electronics, Cree, Nichia and Osram, GMBH. During the course of these litigation matters, the Company typically incurs a variety of legal challenges from defendants, including defendants seeking to have the patents in question adjudicated to be invalid by the United States Patent Office through the Inter Partes Review process (“IPR”). As a result of these various legal challenges issued by defendants, the Company has experienced varying levels of success in its efforts to monetize its patent investments. In addition, to date, most of settlements or payments received from defendants have been remitted to the Company’s third-party funders in accordance with the terms of those respective funding agreements.

The status of pending patent infringement lawsuits which have been filed by DSS Technology Management and the Company are more particularly described in Part 1, Item 3 of this Report.

Intellectual Property

Patents

Our ability to compete effectively depends largely upon our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. During our development, we have expended significant resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever-changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. We dedicate two staff members to research and development of print technologies, digital graphic files, and printing techniques to allow us to expand our ability to combat a wide variety of counterfeiting and brand protection issues. The Company recognized a credit in 2019 of approximately $12,000 primarily due to receipt of a refund on development costs for the development of proprietary blockchain solutions for the Company’s AuthentiGuard product line. In comparison, the Company spent approximately $146,000 on research and development during 2018, primarily toward the development of the Company’s AuthentiGuard product line.

We own patents covering semiconductor, light emitting diode, anti-counterfeiting and document authentication, and wireless peripheral technologies, respectively. We also have several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various jurisdictions including the United States, Canada, and Europe. These applications cover our anti-counterfeiting technologies, including AuthentiGuard®, AuthentiGuard® Prism™, and AuthentiGuard® VeriGlow™, and several other anti-counterfeiting and authentication technologies in development. Our issued patents have remaining durations ranging from 1 to 16 years.

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

Websites

The primary website we maintain is www.dsssecure.com, which describes our Company, our history, our patented document security solutions, our major product offerings, and our targeted vertical markets. In addition to the active websites, the Company owns several other domain names reserved for future use or for strategic competitive reasons. Information on our websites or any other website does not constitute a part of this annual report.

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

Customers

During 2019, two customers accounted for 45% of our consolidated revenue. As of December 31, 2019, these two customers accounted for 49% of our consolidated trade accounts receivable balance. As of December 31, 2018, these two customers accounted for 44% of our consolidated revenue and 38% of the Company’s consolidated trade accounts receivable balance.

Raw Materials

The primary raw materials the Company uses in its businesses are paper, corrugated paperboard, plastic sheets, and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Paper and paperboard prices continued to increase in 2019, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

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

Corporate History

The Company was incorporated in 1984 and changed its name to Document Security Systems, Inc. in 2002. Since then, the Company has acquired a plastics card manufacturer, a printing company, a packaging company, an IT services company, and an intellectual property monetization company. See, the “Overview” section above for further details about our acquisitions.

Employees

As of March 20, 2020, all of the Company’s 100 employees were full time. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

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

ITEM 1A – RISK FACTORS

The Company is a smaller reporting company, as such term is defined in Item 10(f)(1) of Regulation S-K, and is therefore not required to provide the information required under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate group and digital division together occupy approximately 5,700 square feet of commercial office space located at 200 Canal View Boulevard, Rochester, New York under a lease that expires in February 2021, at a rental rate of approximately $6,100 per month. Our Plastics division leases approximately 15,000 square feet under a lease that expires January 31, 2024 for approximately $19,422 per month. Our DSS Asia division leases commercial office space in Hong Kong under a lease that expires November 30, 2020 for approximately $3,382 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. We believe that our facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” DSS intends to appeal the ruling.

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

On April 13, 2017, the Company filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s Light-Emitting Diode (“LED”) patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, the Company refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. This IPR was instituted by the PTAB on June 7, 2018. On April 18, 2019, the PTAB issued a written decision determining claims 1-9 of the ‘771 patent unpatentable. The Company did not appeal that determination. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. This IPR was instituted by the PTAB on June 21, 2018. On June 10, 2019, the PTAB issued a written decision determining claims 1-3 of the ‘486 patent unpatentable. On August 12, 2019, the Company filed a Notice of Appeal with the Federal Circuit Court of Appeals challenging the PTAB’s decisions. The Company subsequently filed a motion to vacate and remand the PTAB’s decision in light of intervening precedent under the Appointments Clause. That motion was granted on January 23, 2020. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. This IPR was instituted by the PTAB on July 27, 2018. On July 22, 2019, the PTAB issued a written decision determining claims 1, 6-8, 15, and 17 of the ‘087 patent unpatentable. On September 23, 2019, the Company filed a Notice of Appeal with the Federal Circuit Court of Appeals challenging the PTAB’s decisions. The Company subsequently filed a motion to vacate and remand the PTAB’s decision in light of intervening precedent under the Appointments Clause. That motion was granted on February 3, 2020. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings.

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

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report. On May 10, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,919,787. On May 11, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,652,297. On May 25, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,524,087. On May 29, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 6,949,771. On May 30, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. The 6,949,771 IPR was denied institution, but the remaining IPRs were instituted by the PTAB. On December 10, 2018, Nichia refiled IPRs relating to 6,949,771, which was denied by the PTAB on April 15, 2019. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings. On September 17, 2019, the PTAB issued a written decision determining claims 1-14 of the ‘787 patent unpatentable. The Company did not appeal that determination. On October 30, 2019, the PTAB issued a written decision determining claims 1-17 of the ‘297 patent unpatentable. The Company did not appeal that determination. On November 19, 2019, the PTAB issued a written decision determining claims 1-5 of the ‘486 patent unpatentable. The Company has appealed that determination to the U.S. Court of Appeals for the Federal Circuit.

On September 18, 2019, DSS filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 7,315,119. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case.

On September 19, 2019, DSS filed a patent infringement lawsuit against Cree, Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,784,460. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On February 11, 2020, Cree filed an IPR petition challenging the validity of the patent claims. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case.

On September 20, 2019, DSS filed a patent infringement lawsuit against Nichia Corp. and Nichia America Corp. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,879,040. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case.

In April 2019, DSS commenced an action in New York State Supreme Court, Monroe County against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. The defendant has been granted an extension to respond pending settlement negotiations. Mr. Ronaldi subsequently commenced an action against us in the Superior Court of California, County of San Diego, in November 2019, in which he alleges that we terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. Mr. Ronaldi contends that he is owed a $100,000 performance bonus for 2017 under this employment agreement with us as well as $91,000 in documented and unreimbursed expenses, and that DSS purported to terminate him for cause under the terms of his employment agreement in order to avoid paying such amounts. Mr. Ronaldi also contends that he is entitled to receive additional amounts, either under the terms of the employment agreement, or under theories of implied-in-fact contract or promissory estoppel, including, but not limited to, (i) additional performance bonuses of up to 15% of net litigation proceeds received by us from pending patent infringement litigations, of net licensing proceeds received by us other than from our internally developed IP, or of the net sales proceeds received by us in connection with the sale of any of our patent assets, (ii) earned but unpaid base salary, (iii) an equity grant of shares of our common stock, and (iv) payments for unused personal time and sick days. He seeks actual, compensatory, restitutionary and/or incidental damages in an amount to be determined at trial; prejudgment interest in an amount to be determined at trial; attorneys’ fees and costs; other costs of the suit; and such other and further relief as the court deems proper. We have made a motion to have the case dismissed and consolidated with the Monroe Co., New York, litigation. A hearing has been set for April 24, 2020, for the court to consider that request. Additionally, on March 2, 2020, DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. That litigation is in the process of being served upon the defendant.

On November 20, 2019, DSS Technology Management was sued in the United States District Court, Northern District of California, by Intel Corporation (“Intel”) and Apple Inc. (“Apple”). The other defendants in the litigation are Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, INC., Uniloc Luxembourg S.A.R.L., VLSI Technology LLC, INVT SPE LLC, Inventergy Global, INC., IXI IP, LLC, and Seven Networks, LLC. The complaint includes allegations regarding a February 13, 2014 Investment Agreement between DSS Technology Management and Fortress Credit Co. LLC as well as two subsequent agreements. The complaint also contains allegations regarding DSS Technology Management’s lawsuit against Intel that was filed in February 2015 in the United States District Court, Eastern District of Texas (referred to below). In the complaint, Intel and Apple allege violations of Section 1 of the Sherman Act and unfair competition under Cal. Bus. & Prof. Code § 17200 against DSS Technology Management. Additional claims are alleged against other defendants. Intel and Apple seek relief from the court including that defendants’ conduct be declared a violation of Section 1 of the Sherman Act, Section 7 of the Clayton Act, and Cal. Bus. & Prof. Code § 17200, et seq.; that Intel and Apple recover damages against defendants in an amount to be determined and multiplied to the extent provided by law, including under Section 4 of the Clayton Act; that all contracts or agreements defendants entered into in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared void and the patents covered by those transfer agreements be transferred back to the transferors; that all patents transferred to defendants in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared unenforceable; and that Intel and Apple recover their costs and expenses associated with this case, together with interest. On December 13, 2019, the court granted the parties’ stipulation to extend the deadline for DSS Technology Management and other defendants to respond to the complaint to February 4, 2020. A hearing on any motions filed in response to the complaint is set for April 23, 2020.

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

Market Information

Our common stock is listed on the NYSE American LLC Exchange, where it trades under the symbol “DSS”

Holders of Record

As of March 20, 2020, we had 242 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2019 or 2018. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Securities authorized for issuance under equity compensation plans

As of December 31, 2019, securities issued and securities available for future issuance under both our 2013 and 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plans”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders 2013 Employee, Director and Consultant Equity Incentive Plan - options	-	577,917	$5.01	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	1,220,304	$1.12	-

2020 Employee, Director and Consultant Equity Incentive Plan	-	-	-	7,236,125

Total	-	1,798,221	$2.37	7,236,125

The warrants listed in the table above were issued to third party service providers in partial or full payment for services rendered and in conjunction with third party funding agreements.

Recent Issuances of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, and was not included in a quarterly report on Form 10-Q or in a current report on Form 8-K, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On December 17, 2018, the Company sold 612,245 shares of its common stock to an accredited investor, at a price of $0.98 per share.

On October 29, 2019 and subsequently October 30, 2019, the Audit Committee and the Board approved the issuance of common stock, not to exceed 6,000,000 shares, via private placement with a related party. Pursuant to a Subscription Agreement, the Company issued 6,000,000 shares of Common Stock to LiquidValue Development Pte LTD, a company owned and controlled by Mr. Heng Fai Ambrose Chan, Chairman of the Board of Directors for DSS, for an above market purchase price equal to $0.30 per share for gross proceeds to the Company of $1,822,200 (before deductions for placement agent fees and other expenses). This transaction was executed on November 1, 2019.

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2019, including the fourth quarter.

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

Overview

Document Security Systems, Inc. (together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “Document Security Systems,” “DSS,” “we,” “us,” “our” or the “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure document and product technologies. We specialize in creating dynamic solutions that protect against fraud and ensure the well-being of consumers worldwide. Our mission is to make and deliver world-class authentication, counterfeit prevention and consumer engagement technology attainable and integrated into every product we offer. The Company holds numerous patents for optical deterrent and authentication technologies that provide protection of printed information from unauthorized alterations, scanning and copying. We operate two production facilities, consisting of a combined security printing and packaging facility and a plastic card facility, where we produce secure and non-secure products for our customers. We also license our anti-counterfeiting technologies to printers and brand-owners. In addition, through our digital division, we provide cloud computing services for our customers, including disaster recovery, back-up and data security services.

Prior to 2006, our primary revenue source in our document security division was derived from the licensing of our technology. In 2006, we began a series of acquisitions designed to expand our ability to produce products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc., a privately held plastic cards manufacturer located in the San Francisco, California, area (referred to herein as the “DSS Plastics Group”). In 2008, we acquired DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in Victor, New York (referred to herein as the “DSS Packaging and Printing Group”). In May 2011, we acquired ExtraDev, Inc., a privately held information technology and cloud computing company located in Rochester, New York. In 2016, ExtraDev, Inc. changed its name to DSS Digital Inc. DSS Digital Inc. is also referred to herein as the “DSS Digital Group.”

In July 2013, the Company expanded its business focus by acquiring Lexington Technology Group, Inc. (“Lexington”), a private intellectual property monetization company. Lexington’s business was primarily to acquire intellectual property assets for the purpose or monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and litigation. DSS Technology Management, Inc., which is also referred to herein as “DSS Technology Management,” was established as a DSS subsidiary to house, account for and further develop this line of business. While similar to Lexington’s business model, DSS Technology Management focuses on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives. However, the Company, as we elaborate below, has determined that it is in the best interests of the Company and its stockholders to wind down our intellectual property monetization business and refocus our efforts on our other existing businesses as well as explore potential new business lines

In January 2018, we commenced international operations for our DSS Digital Group with our wholly owned subsidiary, DSS Asia Limited, in our office in Hong Kong. In December 2018, this division acquired Guangzhou Hotapps Technology Ltd, a Chinese company with a valuable license enabling us to do business in China

We do business in four operating segments: packaging and printing; plastics; digital; and technology management, which includes our IP monetization business.

 Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. The Company’s manufacturing facilities in both California and New York support business have been deemed essential by their respective state governments and remain operational. We have taken every precaution possible to ensure the safety of our employees.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2019 AND 2018

Revenue

	Year Ended December 31, 2019	Year Ended December 31, 2018	% change
Revenue
Printed products	$17,090,000	$16,940,000	1%
Technology sales, services and licensing	$2,148,000	1,575,000	36%
Direct Selling	$171,000	-	n/a

Total revenue	$19,409,000	$18,515,000	5%

Revenue - For the year ended December 31, 2019, revenue increased 5% to approximately $19.4 million as compared to revenues of $18.5 million for the year ended December 31, 2018. Printed products sales, which include sales of packaging, printing and plastic products, increased 1% in 2019 as compared to 2019, driven by an increase in the sales of printing and packaging products of 4% offset by a decrease in sales of plastic card products of 8% . The Company’s technology sales, services and licensing revenues increased 36% in 2019, as compared to 2018, due primarily to increases in sales of our AuthentiGuard product, which increased approximately $642,000 year-over-year.

Costs and Expenses

	Year Ended December 31, 2019	Year Ended December 31, 2018	% change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$12,602,000	$11,853,000	6%
Sales, general and administrative compensation	4,267,000	4,420,000	(3	) %
Depreciation and amortization	1,404,000	1,282,000	10%
Professional fees	1,987,000	1,073,000	85%
Stock based compensation	422,000	132,000	220%
Sales and marketing	616,000	559,000	10%
Rent and utilities	850,000	655,000	30%
Other operating expenses	154,000	104,000	48%
Research and development	(12,000)	146,000	(108	) %

Total costs and expenses	$22,290,000	$20,224,000	10%

Costs of revenue sold, exclusive of depreciation and amortization includes all direct cost of the Company’s printed products, including its packaging, printing and plastic ID card sales, materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue increased 6% in 2019 as compared to 2018, primarily due to an increase in paperboard costs and outside service costs at our packaging division.

Sales, general and administrative compensation costs, decreased 3% in 2019 as compared to 2018, primarily due to the impact cost control activities taken during the year within the Digital and Corporate segments. The cost controlling resulting in a decrease $1.1 million in annualized payroll and payroll related costs. These measures were offset with additions of key personnel to support the Company’s strategic plan.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-competition agreements and patents, and internally developed patent assets. Depreciation and amortization expense increased by 10% during 2019, as compared to 2018, primarily due to twelve months of expense associated with the non-compete agreement with a former executive, as well as capital additions throughout 2019.

Professional fees increased 85% in 2019 as compared to 2018, primarily due to an increase in legal fees associated with the Company’s intellectual property litigation matters , outsourcing corporate legal matters, as well as cost of approximately $0.5 million associated with the diversification of the Company’s revenue portfolio.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs increased 220% in 2019 as compared to 2018 due to a stock based compensation totaling approximately $114,500 accrued for the CEO of a subsidiary of the Company. Also, in July 2019, by unanimous written consent, the Board of Directors authorized the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, to certain officers and directors in the amount of 458,719 shares, at $0.42 per share which were immediately vested and issued on September 6, 2019.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 10% during 2019 as compared to 2018, primarily due to increase in travel due to on boarding new customers associated with our AuthentiGuard product.

Rent and utilities increased 30% during 2019 as compared to 2018 due to increases in rental costs for warehousing space at the Company’s packaging division as well as cost at the Company’s plastic division.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense, insurance costs , and corporate travel. Other operating expenses increased 48% in 2019 compared to 2018 which primarily reflected increases in office, equipment rental and maintenance , as well as travel associated with corporate activities costs in 2019.

Research and development costs consist primarily of third-party research costs and consulting costs. During the year ended December 31, 2019, Research and development costs decreased 108% as compared to the same period in 2018 primarily due to development costs related to the development of proprietary blockchain solutions for the Company’s AuthentiGuard product line recognized in 2018, as well as receipt of an anticipated $33,000 refund on development costs for the development of proprietary block chain solutions for DSS International.

Other Income and Expense

	Year Ended December 31, 2019	Year Ended December 31, 2018	% change
Other income and expense
Interest income	$25,000	$9,000	178%
Interest expense	(157,000)	(145,000)	8%
Amortization of deferred financing costs and debt discount	(2,000)	(47,000)	(96	) %
Impairment of investment	-	(160,000)	100%
Gain on extinguishment of liabilities, net	-	3,533,000	100%
Total other income and expense	$(134,000)	$3,191,000	104%

Interest income increased 178%, during the year ended December 31, 2019, as compared to the same period in 2018, due revenue recognized on the Company’s money market account and notes receivable.

Interest expense increased 8%, during the year ended December 31, 2019, as compared to the same period in 2018, due to the interest expense incurred with the settlement of the swap agreement associated with the consolidation of the two Promissory Notes.

Amortized debt discount decreased 96% during the year ended December 31, 2019, as compared to the same period in 2018, due to a decrease in the total debt carried by the Company in 2019 as compared to 2018.

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

Net Income (Loss) Per Share

	Year Ended December 31, 2019	Year Ended December 31, 2018	% change
Net income (loss)	$(2,889,000)	$1,465,000	(468)%

Income (loss) per common share:
Basic	$(0.11)	$0.09	222%
Diluted	$(0.11)	$0.09	222%

Shares used in computing income (loss) per common share:
Basic	25,505,404	16,724,376	53%
Diluted	25,505,404	16,930,805	51%

During 2019, the Company had net loss of $2.9 million as compared to a net income of $1.5 million in 2018, representing a 468% decrease. This achievement of net income in 2018 is primarily due to the impact of a one time net gain from extinguishment of liabilities of approximately $3.5 million which occurred during the second quarter of 2018, offset by the operating loss incurred during 2018.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2019, the Company had cash of approximately $1.1 million. As of December 31, 2019, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow - During 2019, the Company expended approximately $5.3 million for operations, which generally reflected by decreases in accrued expenses and other liabilities, and an increase in accounts receivable, offset by a decrease in inventory and an increase in accounts payable balances, respectively.

Investing Cash Flow - During 2019, the Company expended approximately $989,000 on equipment for its packaging and plastic card operations for various machinery, equipment, and software including a folder-gluer machine for packaging and laminating plates for plastic card operations. In addition, the Company expended approximately $370,000 on intangible assets, and $1.8 million on the purchase of investments

Financing Cash Flows - During 2019, the Company made aggregate principal payments on long-term debt of approximately $274,000 million. In addition, the Company also received proceeds of approximately $1.1 million in borrowings from the lines of credit for its printing divisions, and approximately $6.7 million from the sale of the Company’s common stock.

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $1.1 million in cash, and a positive working capital position of approximately $3.2 million as of December 31, 2019, the Company has incurred negative cash flows from operating and investing activities over the past two years and has incurred negative cash flows from operations in 2019. To continue as a going concern, on June 5, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 11,200,000 shares of the Company’s common stock. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019.) The net offering proceeds to the Company was approximately $5.0 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses. On February 25, 2020, the Company entered into another underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 25,555,556 shares (inclusive of 3,333,333 over-allotment that was exercised immediately) of the Company’s common stock. The net offering proceeds to the Company approximated $4.0 million.

The expected use of cash for operations in 2020 will be primarily for funding operating losses, working capital, legal expenses associated with its intellectual property related litigation, and the costs associated with the global roll-out of the Company’s AuthentiGuard product line. The Company will also use these funds to make capital improvements at its two manufacturing facilities to increase production capacity and create efficiencies, as well as to diversify its revenue streams and take advantage of profit opportunities.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability.

We believe that our $1.1 million in aggregate cash and equivalents as of December 31, 2019, as well as the $4.0 million raised on February 25, 2020 will allow us to fund our four operating segments and planned operations through March 2021. Based on this, as well as the additional funding raised in February 2020, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2019 or 2018 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2019 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Investment - In accordance with ASC 325-20, the Company records its investment in common stock of Singapore eDevelopment Limited at cost, less impairment as the fair market value of the investment is not readily determinable. The Company evaluates investment for indications of impairment at least annually.

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do not reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The fair value of investments carried at cost less impairment; however, the fair value is not considered readily determinable based on the lack of liquidity for the shares owned. Impairment of Long-Lived Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.

Revenue Recognition - The Company sells printed products including packaging printing and fabrication, commercial and security printing and plastic cards and badges, including cards and badges integrated with technology such as RFID and smart chips. The Company also provides information technology services and digital authentication products and services to its customers. The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. Customers, including distributors, do not have a general right of return. The Company also derives revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize the Company’s technology, or on a per item usage of the technology on the customers’ printed products. The Company recognizes license revenue at the time it is reported by the licensee. From time to time, the Company generates license revenues through litigation settlements. For these, the Company recognizes revenue upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

As of December 31, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Segment Reporting – In accordance with ASC 280, the Company has identified its reportable segments and, for each period for which an income statement is presented, disclose certain information, separately by reportable segment, relative to the segment products or services, revenue, some items of expense and cash flow, profit or loss, and assets.

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

Leases - The Company adopted ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), as required, effective January 1, 2019 and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). As a result of the adoption, the Company adjusted its balance sheet by recording an ROU asset and lease liability. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive income (loss). The Company uses a discount rate to determine the present value based on the rate implicit in the lease, if readily determinable, or its incremental borrowing rate.

Recent Accounting Pronouncements –See Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Document Security Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statement (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842), and the related amendments. Our opinion is not modified with respect to this matter.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2004.

Rochester, New York

March 30, 2020

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2019	2018
ASSETS

Current assets:
Cash	$1,096,248	$2,447,985
Accounts receivable, net of $41,000 and $50,000 respectively allowance for doubtful accounts	4,211,906	2,217,877
Inventory	1,707,690	1,563,593
Prepaid expenses and other current assets	459,868	285,580
Total current assets	7,475,712	6,515,035

Property, plant and equipment, net	5,060,698	5,014,494
Investment	2,154,175	324,930
Notes receivable	793,195	-
Other assets	49,875	90,319
Right-of-use assets	1,222,742	-
Goodwill	2,453,597	2,453,597
Other intangible assets, net	934,765	881,411
Total assets	$20,144,759	$15,279,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,492,494	$1,347,491
Accrued expenses and deferred revenue	935,041	1,106,346
Other current liabilities	390,494	2,255,942
Revolving line of credit	500,000	-
Current portion of lease liability	397,097	-
Current portion of long-term debt, net	440,699	713,427
Total current liabilities	4,155,825	5,423,206

Long-term debt, net	2,309,847	1,721,936
Long term lease liability	825,645	-
Other long-term liabilities	507,058	391,325
Deferred tax liability, net	43,567	168,986

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 36,180,626 shares issued and outstanding (17,425,858 on December 31, 2018)	723,612	348,517
Additional paid-in capital	114,860,150	107,624,666
Accumulated other comprehensive loss	-	(7,052)
Accumulated deficit	(103,280,945)	(100,391,798)
Total stockholders’ equity	12,302,817	7,574,333

Total liabilities and stockholders’ equity	$20,144,759	$15,279,786

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31,

	2019	2018

Revenue:
Printed products	$17,089,740	$16,940,262
Technology sales, services and licensing	2,147,740	1,574,820
Direct selling	171,750	-

Total revenue	19,409,230	18,515,082

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	12,602,494	11,853,499
Selling, general and administrative (including stock based compensation)	8,283,266	7,088,610
Depreciation and amortization	1,403,836	1,281,634

Total costs and expenses	22,289,596	20,223,743

Operating loss	(2,880,366)	(1,708,661)

Other income (expense):
Interest income	24,953	8,634
Interest expense	(157,319)	(144,819)
Amortization of deferred financing costs and debt discount	(1,901)	(46,251)
Impairment of investment	-	(160,000)
Gain on extinguishment of liabilities, net	-	3,532,659
Income (loss) before income taxes	(3,014,634)	1,481,562

Income tax expense (benefit)	(125,487)	16,593
Net income (loss)	$(2,889,147)	$1,464,969

Other comprehensive income (loss):
Interest rate swap gain (loss)	(15,431)	16,017
Settlement of Interest rate swap	22,483

Comprehensive income (loss):	$(2,882,095)	$1,480,986

Income (loss) per common share:
Basic	$(0.11)	$0.09
Diluted	$(0.11)	$0.09

Shares used in computing income (loss) per common share:
Basic	25,505,404	16,724,376
Diluted	25,505,404	16,930,805

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,889,147)	$1,464,969
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,403,836	1,281,634
Stock based compensation	421,673	131,733
Paid in-kind interest	-	12,000
Change in deferred tax provision	(125,419)	9,673
Amortization of deferred financing costs and debt discount	1,901	46,251
Gain on extinguishment of liabilities, net	-	(3,532,659)
Impairment of investment	-	160,000
Decrease (increase) in assets:
Accounts receivable	(1,994,029)	(192,593)
Inventory	(144,097)	87,653
Prepaid expenses and other assets	(133,844)	(31,198)
Increase (decrease) in liabilities:
Accounts payable	145,003	618,836
Accrued expenses	(279,036)	(113,793)
Other liabilities	(1,749,715)	(1,325,427)
Net cash used by operating activities	(5,342,874)	(1,382,921)

Cash flows from investing activities:
Purchase of property, plant and equipment	(988,876)	(1,003,413)
Purchase of investment	(1,829,245)	-
Issuance of notes receivable	(793,195)	-
Purchase of intangible assets	(369,735)	(100,138)
Net cash used by investing activities	(3,981,051)	(1,103,551)

Cash flows from financing activities:
Payments of long-term debt	(274,468)	(1,188,081)
Borrowings from lines of credit, net	587,750	502,155
Borrowings from revolving lines of credit, net	500,000	-
Borrowings from conversion of note	500,000	-
Issuances of common stock, net of issuance costs	6,658,906	887,755
Receipt of subscription receivable, net of issuance costs	-	288,000
Net cash provided by financing activities	7,972,188	489,829

Net decrease in cash	(1,351,737)	(1,996,643)
Cash and cash equivalents at beginning of year	2,447,985	4,444,628

Cash and cash equivalents at end of year	$1,096,248	$2,447,985

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Loss	Deficit	Total

Balance, December 31, 2017	16,599,327	331,987	106,633,708	(300,000)	(23,069)	(101,856,767)	4,785,859

Issuance of common stock, net	826,531	16,530	859,225	300,000	-	-	1,175,755
Stock based payments, net of tax effect	-	-	131,733	-	-	-	131,733
Other comprehensive gain	-	-	-	-	16,017	-	16,017
Net income	-	-	-	-	-	1,464,969	1,464,969

Balance, December 31, 2018	17,425,858	348,517	107,624,666	-	(7,052)	(100,391,798)	7,574,333

Issuance of common stock, net	18,296,049	365,921	6,937,768	-	-	-	7,303,689
Stock based payments, net of tax effect	458,719	9,174	297,716	-	-	-	306,890
Other comprehensive gain	-	-	-	-	7,052		7,052
Net loss	-	-	-	-	-	(2,889,147)	(2,889,147)

Balance, December 31, 2019	36,180,626	723,612	114,860,150	-	-	(103,280,945)	12,302,817

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company”), through two of its subsidiaries, Premier Packaging Corporation, which operates under the assumed name of DSS Packaging Group, and Plastic Printing Professionals, Inc., which operates under the name of DSS Plastics Group, operates in the security and commercial printing, packaging and plastic ID markets. The Company develops, markets, manufactures and sells paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. The Company’s subsidiary, DSS Digital Inc., which also operates under the name of DSS Digital Group, researches, develops, markets and sells worldwide the Company’s digital products, including and primarily our AuthentiGuard® product, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. The Company’s subsidiary, DSS Technology Management (“DSSTM”), Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2018, the Company commenced operations in the Asia Pacific market through its subsidiary DSS Asia Limited, which was formed in 2017.

In 2019, DSS created four new, wholly owned subsidiaries all of which currently have no employees and are in the exploratory stage and looking for opportunities. DSS Blockchain Security, Inc., that intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. Decentralize Sharing Systems, Inc., that amongst other things, intends to provide services to assist companies utilizing blockchain technologies for sharing system solutions in the new economics of the peer-to-peer decentralized sharing marketplaces. DSS Securities, Inc., anticipates establishing or acquiring two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. DSS BioHealth Security, Inc., to invest in companies that include, but not limited to, holding bio-medical intellectual property and/or which have, or are securing, strategic alliances, partnerships and distributing rights for biomedical and security products, technologies or enterprises. This new division will focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis, influenza, among others, in open areas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security System and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts and notes receivable, inventory, fair values of investments , recoverability of long-lived assets and goodwill, useful lives of intangible assets and property and equipment, contingencies fair values of options and warrants to purchase the Company’s common stock, deferred revenue and income taxes , substantial doubt about ability to continue as a going concern among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2018 have been reclassified to conform to current year presentation.

Cash Equivalents - All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents in the accompanying consolidated balance sheets are money market funds whose adjusted costs approximate fair value.

Accounts Receivable - The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At December 31, 2019, the Company established a reserve for doubtful accounts of approximately $41,000 ($50,000 – 2018). The Company does not accrue interest on past due accounts receivable.

Inventory - Inventories consist primarily of paper, plastic materials and cards, pre-printed security paper, paperboard and fully prepared packaging which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow moving items. No reserve was recorded at December 31, 2019 or 2018. Write-downs and write-offs are charged to cost of goods sold.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2019 was approximately $943,000 ($795,000 - 2018).

Investment - – In accordance with ASC 325-20, the Company records its investment in common stock of Singapore eDevelopment Limited at cost, less impairment as the fair market value of the investment is not readily determinable. The Company evaluates investment for indications of impairment at least annually.

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2019, and no impairment was deemed necessary. At December 31, 2019 and 2018 the Company’s goodwill consisted of approximately $685,000 and $1,768,600 for Plastic Printing Professionals, and Premier Packaging Corp., respectively.

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do not reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. Derivative instruments, as discussed below, are recorded as assets and liabilities at estimated fair value based on available market information. The fair value of investments carried at cost less impairment; however, the fair value is not considered readily determinable based on the lack of liquidity for the shares owned.

Derivative Instruments - The Company maintains an overall interest rate risk management strategy that may incorporate the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company had an interest rate swap that changes variable rates into fixed rates on one Citizens Bank term loan relating to the Company’s subsidiary, Premier Packaging. This swap qualified as a Level 2 fair value financial instrument. This swap agreement was not held for trading purposes and the Company did not intend to sell this derivative swap financial instrument. The Company recorded the interest swap agreement on the balance sheet at fair value because the agreement qualifies as a cash flow hedge under accounting principles generally accepted in the United States of America. Gains and losses on these instruments are recorded in other comprehensive loss until the underlying transaction is recorded in earnings. When the hedged item was realized, gains or losses are reclassified from accumulated other comprehensive loss (“AOCI”) to the consolidated statement of operations. The valuations of the interest rate swap has been derived from proprietary models of Citizens Bank, N.A (Citizens), based upon recognized financial principles and reasonable estimates about relevant future market conditions and may reflect certain other financial factors such as anticipated profit or hedging, transactional, and other costs. The notional amounts of the swap decreased over the life of the agreements. The Company would be exposed to a credit loss in the event of nonperformance by the counter parties to the interest rate swap agreements. The Company did not anticipate non-performance by the counter parties. The swap was settled in September 2019 with the effect of the settlement of an approximate loss of $22,000 recorded in other comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of December 31, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of December 31, 2019.

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

Advertising Costs – Generally consist of online, keyword advertising with Google with additional amounts spent on certain print media in targeted industry publications. Advertising costs were approximately $81,000 in 2018 ($67,000 – 2018).

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of third-party research costs and consulting costs. The Company recognized a credit in 2019 of approximately $12,000 primarily due to receipt of the anticipated $33,000 refund on development costs for the development of proprietary blockchain solutions for the Company’s AuthentiGuard product line. In comparison, the Company spent approximately $146,000 and on research and development during 2018 primarily toward the development of the Company’s AuthentiGuard product line.

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

As of December 31, 2019, and 2018, there were 1,798,221 and 2,212,773, respectively, of common stock share equivalents potentially issuable under options, warrants, and restricted stock agreements that could potentially dilute basic earnings per share in the future. For the twelve-months ended December 31, 2019, equivalents were excluded from the calculation of diluted earnings per share since their inclusion would have been anti-dilutive. For the twelve-months ended December 31, 2018, based on the average market price of the Company’s common stock during that period of $1.27, 206,429 common stock equivalents were added to the basic shares outstanding to calculate dilutive earnings per share.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the years ended December 31, 2019 and 2018.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2019, two customers accounted for 45% of our consolidated revenue. As of December 31, 2019, these two customers accounted for 49% of our consolidated trade accounts receivable balance. As of December 31, 2018, these two customers accounted for 44% of our consolidated revenue and 38% of our consolidated trade accounts receivable balance.

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $1.1 million in cash and cash equivalents, and a positive working capital position of approximately $3.2 million as of December 31, 2019, the Company has incurred negative cash flows from operating and investing activities over the past two years. To continue as a going concern, on June 5, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 11,200,000 shares of the Company’s common stock. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019.) The net offering proceeds to the Company was approximately $5.0 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses. Also, on February 25, 2020, Company entered into an underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 25,555,556 shares (inclusive of 3,333,333 over-allotment that was exercised immediately) of the Company’s common stock. The net offering proceeds (inclusive of the over-allotment exercise) to the Company approximated $4.0 million.

The expected use of cash for operations in 2020 will be primarily for funding operating losses, working capital, legal expenses associated with intellectual property related litigation, and the costs associated with the global roll-out of the Company’s AuthentiGuard product line. The Company will also use these funds to make capital improvements at its two manufacturing facilities to increase production capacity and create efficiencies, as well as to diversify its revenue streams and take advantage of profit opportunities.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability.

We believe that our $1.1 million in aggregate cash and equivalents as of December 31, 2019 as well as the $4.0 million raised on February 25, 2020 will allow us to fund our four operating segments current and planned operations through March 2021. Based on this, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Recently Adopted Accounting Pronouncements –

In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients permitted under the transition guidance and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). As a result of the adoption, the Company adjusted its beginning balance as of January 1, 2019 by recording operating lease ROU asset and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying consolidated balance sheet, but did not have an impact on the consolidated statements of operations and comprehensive income (loss).

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding ROU assets upon lease commencement using a discount rate based on a credit adjusted secured borrowing rate commensurate with the term of the lease. The Company records lease liabilities within current or noncurrent liabilities based upon the length of time associated with the lease payments. The operating lease ROU assets includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any, and are recorded as noncurrent assets. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the accompanying consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The impact of the adoption of ASC 842 on the accompanying consolidated balance sheet as of January 1, 2019 was a right-of-use asset and a lease liability of approximately $1,443,800.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

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

NOTE 3 – INVENTORY

Inventory consisted of the following at December 31:

	2019	2018
Finished Goods	$1,097,616	$1,144,695
Work in Process	246,159	339,091
Raw Materials	363,915	79,807
	$1,707,690	$1,563,593

NOTE 4 – NOTES RECEIVABLE

On October 10, 2019, the Company entered into a convertible promissory note (“Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This Note accrues interest at 6% and matures on October 9, 2021. As of December 31, 2019, this Note had outstanding principle and interest of $506,756.

On October 9, 2019 and November 11, 2019 the Company entered into two, separate on demand, convertible notes (“Note” or “Notes”) with RBC Life Sciences, Inc. (RBC), a Nevada corporation. The first Note, dated October 9th, lent the principal sum of $200,000 and accrues interest at 6% with a maturity date of November 11, 2019. This Note also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 75% of the total shares common stock that will be outstanding upon such conversion at a fully-diluted basis. At December 31, 2019, this Noted had outstanding principle and interest of $203,988. The second Note, dated November 11th, allowed for the borrow by RBC up to an aggregate principal sum of $800,000 and accrues interest at 10% with a maturity date of November 11, 2024. Interest on any outstanding principal is payable monthly commencing on December 25, 2019. Any amount of principal repaid during this time is allowed to be re-borrowed at any time prior to the earlier of the termination of this Note or the maturity date. This Note also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 100% of the outstanding shares of common stock of RBC direct and indirect subsidiaries. The outstanding principle and interest at December 31, 2019 was $82,451. See Note 16 for information regarding foreclosure on these Notes subsequent to December 31, 2019.

NOTE 5 - INVESTMENT

As of December 31, 2018, the Company owned 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. The restriction on the sale of shares, and execution of the warrants expired on September 17, 2019. At the time of the investment, the cost of the investment was determined to be the fair value of the Company’s common stock issued in the transaction, which was determined to have the most readily determinable fair value. In 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” has and carries its investment in SED at costs. During the 4th quarter of 2018, the Company determined that its investment in Singapore eDevelopment (“SED”) was impaired due to the decline in the share price of SED, especially since November of 2018, which the Company believes was influenced by a general decline in equity markets in Asia caused by the tariff dispute between the United States and China. As such, in response to the decline in the trading value of the SED shares in the fourth quarter of 2018, the Company performed an impairment test and determined an impairment of approximately $160,000 was warranted. Similar analysis was performed at December 31, 2019 and no further impairment is deemed necessary as the stock price has rebounded in excess of 15%. The carrying value of the initial 21,196,552 ordinary shares investment as of December 31, 2019 was $324,930.

On December 19, 2019, the Company exercised the warrant, in part, pursuant to which the Company acquired 61,977,577 ordinary shares of SED. The total consideration paid by the Company for these ordinary shares was SGD$2,479,103.08, or approximately $1,833,000 USD, the investment value at December 31, 2019. After giving effect to the warrant exercise, the Company now owns 83,174,129 ordinary shares of SED, representing approximately 7.1% of the outstanding shares of SED, and the remaining warrant to purchase 44,005,182 ordinary shares of SED. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of SED.

NOTE 6 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Estimated Useful Life	2019	2018
Machinery and equipment	5-10 years	8,567,911	7,723,763
Building and improvements	39 years	1,961,544	1,923,027
Land		185,000	185,000
Leasehold improvements	3-10 years	776,674	760,286
Furniture and fixtures	7 years	109,862	94,364
Software and websites	3 years	298,797	187,511
Total Cost		11,899,788	10,873,951
Less accumulated depreciation		6,839,090	5,859,457
Property, plant and equipment, net		5,060,698	5,014,494

NOTE 7 - INTANGIBLE ASSETS

During 2019 and 2018, the Company spent approximately $10,000 and $20,000, respectively, on capitalized patent application costs.

On June 26, 2018, the Company entered into an agreement with Fortress Credit Co LLC (“Fortress”), which among other things transferred to Fortress all of the remaining economic rights to certain of the Company’s semi-conductor related patents (See Note 8) . As a result, the Company wrote-off these patents which had an aggregated gross cost of $2,655,000 and a net unamortized carrying amount of $295,470 on the agreement date.

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

On March 5, 2019, the Company paid $350,000 and issued 130,435 shares of the Company’s common stock valued at $144,783 in conjunction with the signing of a Master Distributor Agreement with Advanced Cyber Security Corp. (“ACS”) for the Company to distribute ACS’s EndpointLockV™ cyber security software exclusively in thirteen countries in Asia and Australia, and non-exclusively, in the U.S. and Middle East. The aggregate cost of $494,783 of the agreement was recorded as an intangible asset to be amortized over the expected useful life of 36 months.

Intangible assets are comprised of the following:

		2019			2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangibles customer lists, licenses and non-compete agreements	2-10 years	1,788,699	1,202,832	585,867	1,284,065	823,884	460,181
Acquired intangibles patents and patent rights		500,000	500,000	-	500,000	500,000	-
Patent application costs	Varied (1)	1,178,176	829,278	348,898	1,168,155	746,925	421,230
		3,466,875	2,532,110	934,765	2,952,220	2,070,809	881,411

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2019, the weighted average remaining useful life of these assets in service was approximately 6.9 years.

Amortization expense for the year ended December 31, 2019 amounted to approximately $461,000 ($487,000 –2018).

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2020	383,276
2021	273,626
2022	127,408
2023	39,378
2024	19,112

NOTE 8 – SHORT TERM AND LONG-TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (4.5% as of December 31, 2019). This revolving line of credit was renewed and has a maturity date of May 31, 2020, and is renewed annually. As of December 31, 2019, and December 31, 2018, the revolving line had a balance of $500,000 and $0 respectively.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of December 31, 2019, the line had not yet converted into a credit facility and had a balance of $898,762 ($339,000 at December 31, 2018). The Company pays a monthly amount of $12,756 in principal and interest.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $800,000 to enable Plastic Printing Professionals to purchase equipment from time to time that it may need for use in its business. Advances may be made under this Equipment Acquisition Line of Credit, from time to time, from December 1, 2017 until December 1, 2018. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit bore interest at 2% above the LIBOR Advantage Rate (as defined in the agreement) until it was converted. Commencing March 30, 2019, the line was converted into two term notes under which the Company will make monthly payments of $13,657 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. As of December 31, 2019, the combined balance of the term notes was $576,946 ($684,554 at December 31, 2018).

Term Loan Debt - On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $9,591 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of December 31, 2019, the loan had a balance of $39,294 ($149,542 at December 31, 2018).

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

On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,156,742 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,181, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $707,689 is due. As of December 31, 2019, the new, consolidated Promissory Note had a balance of $1,141,487. At December 31, 2018, the two refinanced notes had outstanding balances of $869,865 and $315,000.

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging and Plastic Printing Professionals, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2019, Premier Packaging was in compliance with the annual covenants, however Plastic Printing Professionals was not. Plastic Printing Professionals has sought and received a one-time waiver from compliance from Citizens for this violation.

On October 24, 2018, the Company’s subsidiary, DSS Asia Limited entered into a $100,000 unsecured promissory note with HotApps International Pte Ltd in conjunction with the acquisition of Guangzhou Hotapps Technology Ltd., a Chinese subsidiary of HotApps International Pte Ltd, by DSS Asia Limited. The promissory note does not accrue interest and is payable in full on October 24, 2020.

Effective on February 18, 2019, Document Security Systems, Inc. entered into a Convertible Promissory Note (the “Note”) with LiquidValue Development Pte Ltd (the “Holder”) in the principal sum of $500,000 (the “Principal Amount”), of which up to $500,000 of the Principal Amount can be paid by the conversion of such amount into the Company’s common stock, par value $0.02 per share, up to a maximum of 446,428 shares of common stock (the “Common Stock”), at a conversion price of $1.12 per share. The Holder is a related party, owned by one of the Company’s directors. The Note carried a fixed interest rate of 8% per annum and had a term of 12- months. Accrued interest was payable in cash in arrears on the last day of each calendar quarter, with the first interest payment due on June 30, 2019, and remained payable until the Principal Amount was paid in full. The Holder is a related party, owned by one of the Company’s directors. Effective on March 25, 2019, the Holder exercised its conversion option and converted the Maximum Conversion Amount under the Note. As a result of Holder’s election to exercise its full conversion rights under the Note, the Note was cancelled effective on March 25, 2019.

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

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit and other debt which can be settled with non-monetary assets, subsequent to December 31, 2019 are as follows:

Year	Amount

2020	$440,699
2021	307,324
2022	322,160
2023	322,926
2024	185,218
Thereafter	$1,186,387

Other Debt - On February 13, 2014, the Company’s subsidiary, DSS Technology Management, Inc. (“DSSTM”), entered into an Investment Agreement (the “Agreement”) dated February 13, 2014 (the “Effective Date”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent” or “Fortress”), and certain investors (the “Investors”), pursuant to which DSSTM contracted to receive a series of advances up to $4,500,000 (collectively, the “Advances”). On June 26, 2018, the parties agreed that the amounts due under the Agreement having an aggregate remaining balance of $3,714,129 as of the Maturity Date, are discharged, without the assignment to the Investors of any of the collateral that secured the repayment under the Agreement. In addition, the Company confirmed its obligation to pay the Investors $345,000 that remained from an aggregate of $600,000 that had been deposited and restricted to cover expenses related to the IP monetization activities. Furthermore, the parties agreed that in the event there are any future recoveries by DSSTM with respect to monetization activities relating to the collateralized patents or applicable proceed rights set forth in the Agreement, the contractual payment provisions of the original Agreement will apply, and the Investors will be entitled to receive payment of such proceeds. As a result of this agreement, the Company paid $345,000 from restricted cash and recorded a gain of extinguishment of liabilities of $3,372,129 to reflect the discharge of the notes, wrote off contingent equity interests of $459,000 eliminated by the agreement, and wrote-off the underlying patents which had an aggregated gross cost of $2,655,000 and an net unamortized carrying amount of $295,470 on the agreement date, all of which resulted in the a net gain on the extinguishment of liabilities of $3,532,659 recorded 2018. As of December 31, 2018, the balance of the term loan was $0.

NOTE 9 – OTHER LIABILITIES

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. As of December 31, 2019, an aggregate of $780,988 is recorded as other liabilities by the Company, of which $390,494 is classified as short-term. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. For this amount, the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017, $80,000 per month for the remainder of 2017 through March 2018, $86,500 per month for the remainder of 2018, and through November of 2019. As of December 31, 2019 the liability has been fully amortized. An aggregate of $955,000 was recorded as a reduction of the liability allocated to working capital in 2019.

On July 8, 2013, the Company’s subsidiary, DSSTM, purchased two patents for $500,000 covering certain methods and processes related to Bluetooth devices. In conjunction with the patent purchases, DSSTM entered into a Proceed Right Agreement with certain investors pursuant to which DSSTM initially received $250,000 of a total of $750,000 which it will ultimately receive thereunder, subject to certain payment milestones, in exchange for 40% of the proceeds which it receives, if any, from the use, sale or licensing of the two patents. As of December 31, 2019 and 2018, the Company had received an aggregate of $750,000 from the investors pursuant to the agreement of which $0 was in current liabilities in the consolidated balance sheets ($476,000 as of December 31, 2018). The Company reduced the liability as it paid legal and other expenses related to its litigation involving the Bluetooth patents, for which the amount is available to be used for 50% of all such expenses.

NOTE 10 - STOCKHOLDERS’ EQUITY

Sales of Equity – On July 3, 2018, the Company sold 214,286 shares of its common stock, par value $0.02 per share, to a related party accredited investor, Heng Fai Holdings Limited. The purchase price was $1.40 per share, for total proceeds of $300,000.

On December 17, 2018, the Company sold 612,245 shares of its common stock, par value $0.02 per share, to a related party accredited investor, Heng Fai Holdings Limited. The purchase price was $0.98 per share, for total proceeds of $600,000.

On February 18, 2019, the Company had entered into a Convertible Promissory Note with LiquidValue Development Pte Ltd ., a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, in the principal sum of $500,000, of which up to $500,000 of the Principal Amount could be paid by the conversion of such amount into the Company’s common stock, par value $0.02 per share, up to a maximum of 446,428 shares of common stock (the “Maximum Conversion Amount”), at a conversion price of $1.12 per share. Effective on March 25, 2019, LiquidValue Development Pte Ltd exercised its conversion option and converted the Maximum Conversion Amount under the Note. (Note 8)

On March 5, 2019, the Company issued 130,435 shares of its common stock at $1.15 per share as partial consideration for a licensing and distribution agreement entered into with Advanced Cyber Security Corp. (Note7)

On June 5, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) and the purchase by the Underwriters of 11,200,000 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriters at a public offering price of $0.50 per share, less certain underwriting discounts and commissions. As part of this transaction, 2,000,000 shares were purchased by Heng Fai Ambrose Chan, Chairman of the Board of directors. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (519,186 shares were exercised on July 18, 2019 at $0.50 per share, less underwriting discounts and expenses). The net offering proceeds to the Company was approximately $5.0 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses.

On November 1, 2019, pursuant to a Subscription Agreement, LiquidValue Development Pte LTD, a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, purchased from the Company, in a private placement, and aggregate of 6,000,000 shares of common stock, for an above market purchase price equal to $0.30 per share (at the time of LiquidValues’ commitment, the closing stock price was $0.26 per share) for net proceeds to the Company of approximately $1.6 million after deducting underwriting discounts, commissions and other offering expenses.

Stock Warrants –The following is a summary with respect to warrants outstanding and exercisable at December 31, 2019 and 2018 and activity during the years then ended:

	2019		2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1,	1,430,116	$4.00	2,645,090	$10.98
Granted	-	-	-	-
Lapsed/terminated	(209,812)	20.78	(1,214,974)	19.20

Outstanding at December 31,	1,220,304	$1.12	1,430,116	$4.00
Exercisable at December 31,	1,220,304	$1.12	1,430,116	$4.00
Weighted average of months remaining		20.7		27.9

The Company did not issue any warrants in 2019 or 2018.

Stock Options - On June 20, 2013 the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 1,500,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2019, no shares remained available under this plan.

On December 9, 2019, the Company’s shareholders adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the issuance of up to a total of 7,236,125 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2020 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).

The following is a summary with respect to options outstanding at December 31, 2019 and 2018 and activity during the years then ended:

	2019			2018
	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)
Outstanding at January 1,	782,655	$6.66		482,667	$10.72
Granted	-	-		405,000	1.38
Lapsed/terminated	(204,738)	7.7		(105,012)	4.96
Outstanding at December 31,	577,917	$5.01	3.2	782,655	$6.66	3.2
Exercisable at December 31,	408,750	$6.50	3.5	490,988	$8.30	2.8
Expected to vest at December 31,	169,167	$1.43	3.4	291,667	$1.41	4.5

Aggregate intrinsic value of outstanding options at December 31,	$-			$-
Aggregate intrinsic value of exercisable options at December 31,	$-			$-
Aggregate intrinsic value of options expected to vest at December 31,	$-			$-

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

The following table shows our weighted average assumptions used to compute the share-based compensation expense for stock options and warrants granted during the year ended December 31, 2018. There were no options or warrants granted for compensation during the year ended December 31, 2019.

Volatility	98.20%
Expected option term	3.6 years
Risk-free interest rate	2.7%
Expected forfeiture rate	0.0%
Expected dividend yield	0.0%

The aggregate grant date fair value of options that vested during 2019 and 2018 was approximately $104,000 and $122,000, respectively. There were no options exercised during 2019 or 2018.

Restricted Stock - Restricted common stock may be issued under the Company’s 2013 or 2020 Plan for services to be rendered which may not be sold, transferred or pledged for such period as determined by our Compensation Committee and Management Resources. Restricted stock compensation cost is measured as the stock’s fair value based on the quoted market price at the date of grant. The restricted shares issued reduce the amount available under the employee stock option plans. Compensation cost is recognized only on restricted shares that will ultimately vest. The Company estimates the number of shares that will ultimately vest at each grant date based on historical experience and adjust compensation cost and the carrying amount of unearned compensation based on changes in those estimates over time. Restricted stock compensation cost is recognized ratably over the requisite service period which approximates the vesting period. An employee may not sell or otherwise transfer unvested shares and, if employment is terminated prior to the end of the vesting period, any unvested shares are surrendered to us. The Company has no obligation to repurchase any restricted stock.

On September 6, 2019, the Company issued an aggregate of 224,310 shares of fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period and had an aggregated grant date fair value of approximately $94,000 which is included in stock based compensation for the year ended December 31, 2019. The Company did not grant any restricted stock in 2018.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the twelve months ended December 31, 2019, the Company had stock compensation expense of approximately $422,000 or less than $0.01 basic and diluted earnings per share ($132,000, or less than $0.01 basic and diluted earnings per share for the corresponding twelve months ended December 31, 2018). Of the $422,000, $114,500 was accrued for the CEO of a subsidiary of the Company.

In July 2019, by unanimous written consent, the Board of Directors authorized the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, to certain officers and directors in the amount of 458,719 shares, at $0.42 per share which were immediately vested and issued on September 6, 2019. 224,310 of these shares where were fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period.

NOTE 11 - INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2019	2018
Currently payable:
Federal	$-	$-
State	(68)	6,920
Total currently payable	(68)	6,920
Deferred:
Federal	(367,473)	458,446
State	(124,975)	67,451
Foreign	(116,863)	(92,690.00)
Total deferred	(609,311)	433,207
Less: increase in allowance	476,972	(423,534)
Net deferred	(125,419)	9,673
Total income tax provision	$(125,487)	$16,593

Individual components of deferred taxes are as follows:

Deferred tax assets:	2019	2018
Net operating loss carry forwards	$11,188,858	$10,135,005
Equity issued for services	169,445	152,240
Goodwill and other intangibles	675,885	788,288
Investment in pass-through entity	11,621	11,499
Deferred revenue	181,519	472,466
Operating Lease Liability	284,193	-
Other	376,462	470,780
Gross deferred tax assets	12,887,983	12,030,278

Deferred tax liabilities:
Goodwill and other intangibles	29,046	33,333
Depreciation and amortization	-	31,512
Right -of-use asset	284,193	-
Gross deferred tax liabilities	313,239	64,845

Less: valuation allowance	(12,618,311)	(12,134,419)

Net deferred tax liabilities	$(43,567)	$(168,986)

The 2017 Tax Cuts and Jobs Act repeals the corporate alternative minimum tax (AMT) and permits existing minimum tax credits carryovers to offset the regular tax liability for any tax year. Further, the credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50 percent of the excess of the minimum tax credit over regular liability. Any remaining credit will be fully refundable for the year ended December 31, 2021. As of December 31, 2019, the Company had $46,601 of minimum tax credit included in prepaids and other current assets in the accompanying consolidated balance sheet.

The Company has approximately $50.6 million in federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, of which $3.8 million will never expire with the remaining expiring at various dates from 2022 through 2039. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire and any other deferred tax assets, the Company has recorded a valuation allowance accordingly. The Company’s NOLs are subject to annual limitations as a result of a change in its equity ownership as defined under the Internal Revenue Code Section 382. These limitations, as applicable, could further limit the use of the NOLs. The valuation allowance for deferred tax assets increased by approximately $484,000 in the year ended December 31, 2019. The increase in the valuation allowance was primarily due to taxable loss in the current year.

The Company has adopted the provisions of ASU 2016-09 as of the beginning of 2018 which requires recognition through opening retained earnings of any pre-adoption date NOL carryforwards from nonqualified stock options and other employee share-based payments (e.g., restricted shares and share appreciation rights), as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (our adoption date) in income tax expense. In light of the Company’s valuation allowance on its deferred tax assets there was no adjustment required to its retained earnings nor was there any windfall tax benefit to recognize in the Company’s income tax provision.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2019	2018
Statutory United States federal rate	21.00%	21.00%
State income taxes net of federal benefit	3.28%	4.00%
Permanent differences	(1.61)%	2.20%
Other	(1.24)%	0.70%
Foreign taxes	(1.09)%	1.70%

Change in valuation reserves	(16.34)%	(28.50)%

Effective rate	4.00%	1.10%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2016-2019 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 12 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing on January 1, 2018, the Company matched 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%. The total matching contributions for 2019 and 2018 were approximately $123,000 and $136,000, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has operating leases predominantly for operating facilities. As of December 31, 2019, the remaining lease terms on our operating leases range from less than one year to approximately four years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of December 31, 2019. Rent expense for the year ended December 31, 2019 was approximately $474,000.

Future minimum lease payments as of December 31,2019 are as follows:

2020	$396,678
2021	304,669
2022	289,997
2023	269,913
2024	21,860

Total lease payments	$1,283,117
Less imputed interest	(60,375)
Present value of remaining lease payments	$1,222,742

Current	$397,097
Non-current	$825,645

Weighted average remaining lease term (years)	4

Weighted average discount rate	5.4%

Employment Agreements - The Company has employment or severance agreements with members of its management team with terms no longer than twelve months. The employment or severance agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2019, the minimum severance payments under these employment agreements are, in aggregate, approximately $255,000.000.

Legal Proceedings -

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” DSS intends to appeal the ruling.

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

On April 13, 2017, the Company filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor, Inc. (collectively, “Seoul Semiconductor”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s Light-Emitting Diode (“LED”) patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 7, 2017, the Company refiled its patent infringement complaint against Seoul Semiconductor in the United States District Court for the Central District of California, Southern Division. On December 3, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 6,949,771. This IPR was instituted by the PTAB on June 7, 2018. On April 18, 2019, the PTAB issued a written decision determining claims 1-9 of the ‘771 patent unpatentable. The Company did not appeal that determination. On December 21, 2017, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,256,486. This IPR was instituted by the PTAB on June 21, 2018. On June 10, 2019, the PTAB issued a written decision determining claims 1-3 of the ‘486 patent unpatentable. On August 12, 2019, the Company filed a Notice of Appeal with the Federal Circuit Court of Appeals challenging the PTAB’s decisions. The Company subsequently filed a motion to vacate and remand the PTAB’s decision in light of intervening precedent under the Appointments Clause. That motion was granted on January 23, 2020. On January 25, 2018, Seoul Semiconductor filed an IPR challenging the validity of certain claims of U.S. Patent No. 7,524,087. This IPR was instituted by the PTAB on July 27, 2018. On July 22, 2019, the PTAB issued a written decision determining claims 1, 6-8, 15, and 17 of the ‘087 patent unpatentable. On September 23, 2019, the Company filed a Notice of Appeal with the Federal Circuit Court of Appeals challenging the PTAB’s decisions. The Company subsequently filed a motion to vacate and remand the PTAB’s decision in light of intervening precedent under the Appointments Clause. That motion was granted on February 3, 2020. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings.

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

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report. On May 10, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,919,787. On May 11, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,652,297. On May 25, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,524,087. On May 29, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 6,949,771. On May 30, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. The 6,949,771 IPR was denied institution, but the remaining IPRs were instituted by the PTAB. On December 10, 2018, Nichia refiled IPRs relating to 6,949,771, which was denied by the PTAB on April 15, 2019. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings. On September 17, 2019, the PTAB issued a written decision determining claims 1-14 of the ‘787 patent unpatentable. The Company did not appeal that determination. On October 30, 2019, the PTAB issued a written decision determining claims 1-17 of the ‘297 patent unpatentable. The Company did not appeal that determination. On November 19, 2019, the PTAB issued a written decision determining claims 1-5 of the ‘486 patent unpatentable. The Company has appealed that determination to the U.S. Court of Appeals for the Federal Circuit.

On September 18, 2019, DSS filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 7,315,119. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case.

On September 19, 2019, DSS filed a patent infringement lawsuit against Cree, Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,784,460. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On February 11, 2020, Dree filed an IPR petition challenging the validity of the patent claims. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case.

On September 20, 2019, DSS filed a patent infringement lawsuit against Nichia Corp. and Nichia America Corp. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,879,040. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case.

In April 2019 DSS commenced an action in New York State Supreme Court, Monroe County against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. The defendant has been granted an extension to respond pending settlement negotiations. Mr. Ronaldi subsequently commenced an action against us in the Superior Court of California, County of San Diego, in November 2019, in which he alleges that we terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. Mr. Ronaldi contends that he is owed a $100,000 performance bonus for 2017 under this employment agreement with us as well as $91,000 in documented and unreimbursed expenses, and that DSS purported to terminate him for cause under the terms of his employment agreement in order to avoid paying such amounts. Mr. Ronaldi also contends that he is entitled to receive additional amounts, either under the terms of the employment agreement, or under theories of implied-in-fact contract or promissory estoppel, including, but not limited to, (i) additional performance bonuses of up to 15% of net litigation proceeds received by us from pending patent infringement litigations, of net licensing proceeds received by us other than from our internally developed IP, or of the net sales proceeds received by us in connection with the sale of any of our patent assets, (ii) earned but unpaid base salary, (iii) an equity grant of shares of our common stock, and (iv) payments for unused personal time and sick days. He seeks actual, compensatory, restitutionary and/or incidental damages in an amount to be determined at trial; prejudgment interest in an amount to be determined at trial; attorneys’ fees and costs; other costs of the suit; and such other and further relief as the court deems proper. We have made a motion to have the case dismissed and consolidated with the Monroe Co., New York, litigation. A hearing has been set for April 24, 2020, for the court to consider that request. Additionally, on March 2, 2020 DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. That litigation is in the process of being served upon the defendant.

On November 20, 2019, DSS Technology Management was sued in the United States District Court, Northern District of California, by Intel Corporation (“Intel”) and Apple Inc. (“Apple”). The other defendants in the litigation are Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, INC., Uniloc Luxembourg S.A.R.L., VLSI Technology LLC, INVT SPE LLC, Inventergy Global, INC., IXI IP, LLC, and Seven Networks, LLC. The complaint includes allegations regarding a February 13, 2014 Investment Agreement between DSS Technology Management and Fortress Credit Co. LLC as well as two subsequent agreements. The complaint also contains allegations regarding DSS Technology Management’s lawsuit against Intel that was filed in February 2015 in the United States District Court, Eastern District of Texas (referred to below). In the complaint, Intel and Apple allege violations of Section 1 of the Sherman Act and unfair competition under Cal. Bus. & Prof. Code § 17200 against DSS Technology Management. Additional claims are alleged against other defendants. Intel and Apple seek relief from the court including that defendants’ conduct be declared a violation of Section 1 of the Sherman Act, Section 7 of the Clayton Act, and Cal. Bus. & Prof. Code § 17200, et seq.; that Intel and Apple recover damages against defendants in an amount to be determined and multiplied to the extent provided by law, including under Section 4 of the Clayton Act; that all contracts or agreements defendants entered into in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared void and the patents covered by those transfer agreements be transferred back to the transferors; that all patents transferred to defendants in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared unenforceable; and that Intel and Apple recover their costs and expenses associated with this case, together with interest. On December 13, 2019, the court granted the parties’ stipulation to extend the deadline for DSS Technology Management and other defendants to respond to the complaint to February 4, 2020. A hearing on any motions filed in response to the complaint is set for April 23, 2020.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2019, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2019, there are no contingent payments due.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2019	2018

Cash paid for interest	$157,000	$133,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$1,568,000	$-
Gain from change in fair value of interest rate swap derivatives	$7,000	$16,000
Common stock issued upon conversion of convertible note	$500,000	$-
Equity issued to purchase intangible assets	$145,000	$-
Elimination of contingent liabilities through agreement	$-	$459,000
Purchase of intangible assets to be paid in installments	$-	$304,000
Purchase of intangible assets with term note inclusive of tax	$-	$119,065

NOTE 15 - SEGMENT INFORMATION

The Company’s businesses are organized, managed and internally reported as four operating segments. Two of these operating segments, Packaging and Printing, and Plastics are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. A third operating segment, Digital, is comprised of DSS Digital Group, and DSS International, and is engaged in research, development, marketing and selling worldwide the Company’s digital products, including and primarily our AuthentiGuard® product, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. The fourth operating segment, Technology Management, primary mission has been to monetize its various patent portfolios through commercial litigation and licensing. Except for investment in its social networking related patents, we have historically partnered with various third-party funding groups in connection with patent monetization programs.

As reported herein, DSS is in the process of establishing several new business lines, and we anticipate each of these new business division to be future operating segments. For instance, Direct Marketing is a newly added operating segment in December 2019 and focuses on direct marketing or network marketing engaged in the selling of products or services directly to the public, e.g., by online or telephone selling, rather than through retailers. But for the period ending December 31, 2019, these segments have either yet to be materially formed or to have generated any material revenues.

Approximate information concerning the Company’s operations by reportable segment for the years ended December 31, 2019 and 2018 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2019	Packaging and Printing	Plastics	Digital	Technology Management	Corporate	Total
Revenue	$13,230,000	$3,860,000	$2,147,000	$-	$172,000	$19,409,000
Depreciation and amortization	904,000	253,000	33,000	82,000	132,000	1,404,000
Interest expense	96,000	32,000	7,000	-	22,000	157,000
Amortized Debt Discount	2,000	-	-	-	-	2,000
Stock based compensation	17,000	-	81,000	-	324,000	422,000
Income tax benefit	-	-	-	-	(125,000)	(125,000)
Net Income (loss)	311,000	(294,000)	(579,000)	(475,000)	(1,852,000)	(2,889,000)
Capital Expenditures	819,000	42,000	24,000	-	104,000	989,0000
Identifiable assets	10,425,000	3,934,000	924,000	58,000	4,804,000	20,145,000

Year Ended December 31, 2018	Packaging and Printing	Plastics	Digital	Technology Management	Corporate	Total
Revenue	$12,957,000	$3,983,000	$1,543,000	$32,000	$-	$18,515,000
Depreciation and amortization	775,000	159,000	8,000	338,000	2,000	1,282,000
Interest Expense	(89,000)	(24,000)		(13,000)	(19,000)	(145,000)
Amortized Debt Discount	(2,000)	-		(22,000)	(22,000)	(46,000)
Stock based compensation	6,000	-	99,000	-	27,000	132,000
Income tax expense	-	-	-	-	17,000	17,000
Net Income (loss)	785,000	28,000	(1,267,000)	3,028,000	(1,109,000)	1,465,000
Capital Expenditures	643,000	305,000	54,000	-	1,000	1,003,000
Identifiable assets	9,643,000	3,492,000	955,000	130,000	1,060,000	15,280,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 2.0% of total revenue for 2019 (3.4% - 2018). Revenue is allocated to individual countries by customer based on where the product is shipped. The Company had no long-lived assets in any country other than the United States for any period presented.

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2019
Packaging Printing and Fabrication	$12,307,000
Commercial and Security Printing	1,159,000
Technology Integrated Plastic Cards and Badges	1,262,000
Plastic Cards, Badges and Accessories	2,361,000
Total Printed Products	$17,089,000

Twelve months ended December 31, 2018
Packaging Printing and Fabrication	$11,741,000
Commercial and Security Printing	1,241,000
Technology Integrated Plastic Cards and Badges	1,354,000
Plastic Cards, Badges and Accessories	2,604,000
Total Printed Products	$16,940,000

Technology Sales, Services and Licensing Revenue Information:

Twelve months ended December 31, 2019
Information Technology Sales and Services	$189,000
Digital Authentication Products and Services	1,414,000
Royalties from Licensees	545,000
Total Technology Sales, Services and Licensing	$2,148,000

Twelve months ended December 31, 2018
Information Technology Sales and Services	$345,000
Digital Authentication Products and Services	772,000
Royalties from Licensees	458,000
Total Technology Sales, Services and Licensing	$1,575,000

NOTE 16 – SUBSEQUENT EVENTS

On March 12, 2020, the Company entered into a binding term sheet (the “Term Sheet”) with DSS BioHealth Security, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“DBHS”), Global BioMedical Pte Ltd, a Singapore corporation (“GBM”), and Impact BioMedical Inc., a Nevada corporation and wholly owned subsidiary of GBM (“Impact”). Pursuant to the Term Sheet, the Company will acquire Impact, a company engaged in the development and marketing of biohealth security technologies, in a proposed share exchange transaction with a purchase price capped at $50 million, subject to completion of due diligence and an independent valuation. In consideration of 100% of Impact, the Company will issue GBM (i) up to 14,500,000 shares of its common stock, par value $0.02 (the “Common Stock”), at a price of $0.216 per share (valued at $3,132,00), and (ii) perpetual convertible preferred stock (“Convertible Preferred Stock”) for the remaining balance of the purchase price, as adjusted by the independent valuation and subject to a 19.9% blocker based on the total issued outstanding shares of Common Stock held or to be held by GBM. Pursuant to the Term Sheet, in consideration for the Convertible Preferred Stock, the Company will have certain rights, including appointing members of the Board of Directors of Impact, as set forth in the Term Sheet. GBM is a 100% owned subsidiary of Singapore eDevelopment Limited whose Chief Executive Office and largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Board and largest shareholder of the Company. As such, the above transactions constitute related party transactions which have been duly approved by the Company’s Board of Directors and Audit Committee.

On March 3, 2020, the Company entered into a binding term sheet (the “Term Sheet”) with LiquidValue Asset Management Pte Ltd (“LVAM”), AMRE Asset Management Inc. (“AAMI”) and American Medical REIT Inc. (“AMRE”), regarding a share subscription and loan arrangement. The Term Sheet sets out the terms of a proposed joint venture to establish a medical real estate investment trust in the United States. Pursuant to the Term Sheet, the Company will subscribe for 5,250 ordinary shares of AAMI at a purchase price of $0.01 per share for total consideration of $52.50. Concurrently, AAMI will issue 2,500 shares to LVAM, and 1,250 shares to AMRE Tennessee, LLC, AMRE’s executive management’s holding company (collectively, the “Subscription Shares”). As a result, the Company will hold 52.5% of the outstanding shares of AAMI, with LVAM and AMRE Tennessee, LLC, holding 35% and 12.5% of the remaining outstanding shares of AAMI, respectively. Further, pursuant to and in connection with the Term Sheet, on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE will issue the Company a promissory note for the principal amount of $800,000.00 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum, and shall be payable in accordance with the terms set forth in the Note. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrant, and expire on March 3, 2024.

On February 25, 2020, the Company, closed its previously announced underwritten public offering of 25,555,556 shares of its common stock. The Offering included 22,222,223 shares of the Company’s common stock, and 3,333,333 additional shares from the exercise of the underwriter’s purchase option to cover over-allotments at the public offering price of $0.18 per share. The net offering proceeds (inclusive of the over-allotment exercise) to the Company approximated $4.0 million. Mr. Heng Fai Ambrose Chan, the Chairman of the Board, purchased 11,111,112 shares of Common Stock in the Offering, for an aggregate purchase price of $2,000,000.

In January 2020, the Company began foreclosure proceedings on both of its Note receivables with RBC identified in Note 4. These proceedings were finalized in February 2020. The Company chose to forego the optional conversion of the outstanding principal and interest into 75% ownership and 100% ownership, respectively, as was allowed in the terms of both agreements. In lieu of common stock, the Company took ownership of certain assets of RBC. Management has concluded that the fair value of these assets equal or exceeds the amounts outstanding under the obligations.

Subsequent to December 31, 2019, the Company has invested approximately $460,000 for less than 10% ownership of an entity over which one of the Company’s directors serves as CEO.

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. The Company’s manufacturing facilities in both California and New York support businesses have been deemed essential by their respective state governments and remain operational. We have taken every precaution possible to ensure the safety of our employees.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Subsequent to December 31, 2019, the Company has invested approximately $460,000 for less than 10% ownership of an entity over which one of the Company’s directors serves as CEO.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there were resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weakness have been identified in the Company’s internal control over financial reporting as of December 31, 2019:

1.	The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties.

2.	There was no systematic method of documenting that timely and complete monthly reconciliation and closing procedures take place.

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

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2019 , and subsequently in 2020, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2020 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company has hired a Vice President of Finance for its Printed Products group, who will also be utilized to assist in the Company’s financial reporting process.
●	Along with hiring a Senior Corporate Accountant, and a Senior Financial Analyst, the Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Interim Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	The Company has adopted one ERP system to serve all business divisions to support its centralized accounting function.
●	Controls have been put into place to ensure there are proper segregations of duties within the cash function. The preparer of a check or wire is unable to sign or approve the same, whereas the signor or approver does not have the ability to prepare a check or wire.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	All manual journal entries are reviewed by an independent person prior to inclusion in the financial statements.
●	Capital spend levels of approvals have been set to include the CEO, Interim CFO, the executive team and the Board of Directors.
●	The Company hired and consulted an external, independent accounting firm to review the Company’s internal controls; such firm only provided a report of its findings, it did not express an opinion. The Company used the report to assist in management’s evaluation of the adequacy of the Company’s policies and procedures in the areas of internal operational controls.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2019, as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the quarter ended December 31, 2019, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Please see the disclosure related to the winding down of our intellectual property monetization business included in ITEM 1 – BUSINESS, Overview, Strategic Business Plan, Exiting Unprofitable Business Lines, which information is incorporated in this Item 9B by reference.

DSS intends to hold its 2020 Annual Meeting of Stockholders in late 3rd quarter or early 4th quarter of 2020.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors currently consists of seven directors; the Board size was reduced from nine to seven persons on December 9, 2019, pursuant to an October 2019 Special Meeting of the Board, upon recommendation and approval by the Nominating and Corporate Governance Committee to do so. The Board, also upon recommendation and approval by the Nominating and Corporate Governance Committee, reduced the size of the Board to seven members effective at the time of the Annual Meeting.

Our executive officers and directors as of the date of this report are as follows:

NAME	POSITION
Frank D. Heuszel	Chief Executive Officer, Interim Chief Financial Officer and Director
Jason Grady	Chief Operating Officer
Heng Fai Ambrose Chan	Director, Chairman
John Thatch	Director
Jose Escudero	Director
Sassuan Lee	Director
Lowell Wai Wah	Director
William Wu	Director

Biographical and certain other information concerning the Company’s officers and directors is set forth below. There are no familial relationships among any of our directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our directors, or any associate of any such director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. Each executive officer serves at the pleasure of the Board of Directors.

Name	Age	Director/Officer Since	Principal Occupation or Occupations and Directorships
Frank D. Heuszel	63	2018

CEO, Interim CFO, Frank Heuszel has served as a director of the Company since July 30, 2018. He has served as the Company’s Chief Executive Officer since April 11, 2019, and as the Company’s interim Chief Financial Officer since April 17, 2019. Mr. Heuszel is a practicing attorney, a Certified Public Accountant, and a Certified Internal Auditor, and has over 39 years of experience in accounting and finance matters. Mr. Heuszel’s law practice focuses on the regulation and operation of banks, corporate restructures, and mergers and acquisitions. Mr. Heuszel’s experience and expertise in the areas of evaluating financial statements and complex financial transactions has been beneficial to the Company and qualifies him to serve on the Company’s Board of Directors.

Jason Grady	45	2018	Since July 2018, Mr. Grady has been President of Premier Packaging Corporation (“PPC”), a multi-division folding carton and security packaging company and wholly-owned subsidiary of the Company. From April 2010 through July 2018, Mr. Grady served as the Company’s Vice President of Sales. Mr. Grady’s role included strategic leadership and driving key initiatives that include re-engineering sales organizations, new business development, international sales, sales management and corporate marketing. He was responsible for the overall management of multi-divisional sales including anti-counterfeit & authentication solutions, enterprise security software technologies, and document security printing. Prior to joining the Company, Mr. Grady served as Sales Director for the Paul T. Freund Corporation, a custom-ridged set up box manufacturer, from May 2009 to August 2010. Mr. Grady also served as Vice President of Marketing for Parlec, Inc., a multi-market machine tool manufacturer, from October 2004 to May 2009. Mr. Grady held the position of Marketing Manager for Fonte Health Care Solutions from December 2002 to October 2004 and previously served as Sales and Marketing Executive for OutStart, an enterprise e-learning software company. Mr. Grady obtained an undergraduate degree in marketing and design and a Masters Degree in Business Administration from the Rochester Institute of Technology.

John Thatch	58	2019	John Thatch has served as a director of the Company since May 9, 2019 and as Lead Independent Director since December 9, 2019. Mr. Thatch is an accomplished professional and entrepreneur who has started, owned and operated several businesses in various industries and in both the public and private arena. The industries in which his companies have operated include the service, retail, wholesale, education, finance, real estate management and technology industries. Since March 2018, Mr. Thatch has served as the Chief Executive Officer and a director of Sharing Services Global Corporation, a publicly traded holding company focused in the direct selling and marketing industry. He is also a principal owner of Superior Wine & Spirits, a Florida-based company that imports, wholesales and distributes wine and liquor throughout the State of Florida. He has been involved in this business venture since February of 2016. Mr. Thatch served as Chief Executive Officer of Universal Education Strategies, Inc. from January 2009 - January 2016, an organization consisting of six companies that specialized in the development and sales of educational products and services. From 2000 - 2005, he was the Chief Executive Officer of Onscreen Technologies, Inc., currently listed on NASDAQ as CUI Global, Inc., a global leader in the development of cutting-edge thermal management technologies for integrated LED technologies, circuits and superconductors. Mr. Thatch was responsible for all aspects of the company including board and shareholder communications, public reporting and compliance with Sarbanes-Oxley, structuring and managing the firm’s financial operations, and expansion initiatives for all corporate products and services. Mr. Thatch’s public company financial and management experience in the strategic growth and development of various companies qualify him to Board serve on the Company’s Board of Directors and a member of the DSS Audit Committee.

Jose Escudero	44	2019	Jose Escudero has served as a director of the Company since August 5, 2019. He has served as the Managing Partner at BMI Capital Spain, a private investment bank, since September 2013. Previously, Mr. Escudero served as Principal at Hallman & Burke, an international consulting firm, from July 2009 through September 2013. Mr. Escudero has a B.Sc. in Economics from the Francisco de Vitoria University and a Master’s degree in Corporate Finance and Investment Banking from the Options & Futures Institute. Mr. Escudero’s experience in merger and acquisitions, corporate finance, and international trade along with his education in economics and finance and investment banking qualifies him to serve on the Company’s Board of Directors

Sassuan Lee	49	2019	Sassuan Lee (also known as Samson Lee) has served as a director of the Company since August 5, 2019. He co-founded STO Global X, a technology and service provider for security token exchange solutions, in December 2017. He has also served as the Chief Crypto-Economic Advisor for Gibraltar Stock Exchange and Gibraltar Blockchain Exchange since September 2017. In November 2016, Mr. Lee founded Coinstreet Partners, a consultancy firm focused on blockchain, fintech, cryptocurrency and digital assets, and has served as its Chief Executive Officer since inception. Mr. Lee previously served as Managing Director at uCast Global Asia from December 2015 through November 2016. Mr. Lee also served as the Executive Vice President of the Greater China region at Movideo from June 2015 through December 2015 and as Vice President and General Manager of the Greater China and South Asia Pacific regions at NeuLion Inc. from July 2008 through June 2015. Mr. Lee received his Bachelor of Commerce degree from the University of Toronto and his MBA and MS degrees from the Hong Kong University of Science and Technology. Mr. Lee’s extensive experience and recognized expert in the fields of technology, blockchain, cryptocurrency and fintech, combined with his experience as Chief Executive Officer and Managing Director of successful international businesses qualifies him to serve on the Company’s Board of Directors and a member of the DSS Audit Committee

William Wu	53	2019

William Wu has served as a director of the Company since October 20, 2019. He served as the managing director of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

Mr. Wu previously worked for a number of international investment banks and possesses over 26 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses. He is a registered license holder to carry out Type 6 (advising on corporate finance) and Type 9 (asset management) regulated activities under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong). Mr. Wu has served as a member of the Guangxi Zhuang Autonomous Region Committee of the Chinese People’s Political Consultative Conference in January 2013. Mr. Wu’s experience in banking, capital markets, investment banking, Asian economic and banking dynamics, and education in corporate finance and asset management qualifies him to serve on the Company’s Board of Directors and a member of the DSS Audit Committee.

Lo Wah Wai	56	2019	Mr. Lo Wah Wai (also known as Lowell Lo) has served as a director of the Company since April 12, 2019. Mr. Lo is currently Chairman and Managing Director of the BMI Intelligence Group Limited, a leading corporate consulting and financial services firm in the Asia Pacific Region he founded in 1995, and is responsible for the overall management, strategic planning and development of the firm. Prior to establishing BMI Intelligence Group Limited, Mr. Lo was the Audit Manager of Deloitte Touche Tohmatsu for nine years, including two years of service in Deloitte’s U.S. headquarters. Mr. Lo has extensive experience with initial public offerings and has participated in the listings of several companies including Ajisen Remen, 361 Degrees Group, Lilanz Group and IGG. Mr. Lo’s professional qualifications include Hong Kong Certified Public Accountants (CPA), American Institute of Certified Public Accountants (AICPA), Information Systems Auditor and Control Association (ISACA) and Senior International Finance Manager (SIFM). Mr. Lo is also currently and independent, non-executive board member of Chongqing Machinery & Electric Co., Ltd. And Tenfu (Cayman) Holdings Company Limited, both Hong Kong Exchange-listed companies. Mr. Lo received his bachelor’s degree in Business Administration from the Chinese University of Hong Kong and a master’s degree from the New Jersey Institute of Technology. Mr. Lo’s financial expertise and experience in the management and strategic development of various companies qualifies him to serve on the Company’s board of directors.

Name	Age	Director Since	Principal Occupation or Occupations and Directorships

Heng Fai Ambrose Chan	75	2017	Heng Fai Ambrose Chan has served as a director of the Company since February 12, 2017 and became Chairman of the Board of Directors on March 27, 2019. He has also served as an officer of the Company’s wholly-owned subsidiary, DSS International Inc., since July of 2017. Mr. Chan is an expert in banking and finance, with years of experience in the industry. Mr. Chan has restructured 35 companies in various industries and countries in the past 40 years. Mr. Chan currently serves as the Chief Executive Officer of Singapore eDevelopment Limited (SED), a publicly traded company on the Singapore Stock Exchange. He also serves as a director of BMI Capital Partners International Ltd., a wholly-owned subsidiary of SED. Mr. Chan also serves on the board of Holista CollTech Limited, a publicly traded company listed on the Australian Securities Exchange. Mr. Chan formerly served as (i) Managing Chairman of Heng Fai Enterprises Limited (now known as ZH International Holdings Limited) which trades on the Hong Kong Stock Exchange; (ii) the Managing Director of SGX Catalist-listed SingHaiyi Group Ltd., which under his leadership, transformed from a failing store-fixed business provider with net asset value of less than $10 million into a property trading and investment company and finally to a property development company with net asset value over $150 million before Mr. Chan ceded controlling interest in late 2012; (iii) the Executive Chairman of China Gas Holdings Limited, a formerly failing fashion retail company listed on the Hong Kong Stock Exchange, which under his direction, was restructured to become one of the few large participants in the investment in and operation of city gas pipeline infrastructure in China; (iv) a director of Global Med Technologies, Inc., a medical company listed on NASDAQ engaged in the design, development, marketing and support information for management software products for healthcare-related facilities; (v) a director of Skywest Limited, an ASX-listed airline company; and (vi) the Chairman and Director of American Pacific Bank. In 1987, Mr. Chan acquired American Pacific Bank, a full-service U.S. commercial bank, and brought it out of bankruptcy. He recapitalized, refocused and grew the bank’s operations. Under his guidance it became a NASDAQ-listed high asset quality bank with zero loan losses for over five consecutive years before it was ultimately bought and merged into Riverview Bancorp Inc. Mr. Chan’s international business contacts and experience qualifies him to serve on our Board of Directors.

Board of Directors and Committees

The Company has determined that each of Mr. John Thatch, Mr. William Wu, Mr. Sassuan Lee and Mr. Jose Escudero qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In fiscal 2019, each of the Company’s independent directors attended or participated in 62% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. During the fiscal year ended December 31, 2019, the Board held 13 meetings and acted by written consent on one occasion.

On December 9, 2019, the Board appointed Mr. Thatch as the Lead Independent Director, effective immediately. Mr. Thatch will serve as the Lead Independent Director until his successor is duly appointed and qualified, or until his earlier removal or resignation or such time as he is no longer considered an independent director under the New York Stock Exchange listing standards. Mr. Thatch’s authority, responsibilities, and duties as the Lead Independent Director include the following: (i) preside at all meetings of the Board at which the Chairman of the Board is not present, at all meetings of the independent directors and at all executive sessions of the independent directors, (ii) have a reasonable opportunity to review and comment on Board meeting agendas, (iii) serve as a liaison between the Chairman of the Board and the other members of the Board, (iv) have the authority to call special meetings of the Board and of the independent directors, and (v) perform such other duties as the Board may from time to time delegate.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held 7 meetings in 2019, and acted by written consent on 0 occasions. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of December 1, 2019, the Audit Committee is comprised of Mr. John Thatch, Mr. Wu and Mr. Sassuan Lee. Each of Mr. Wu, Mr. Thatch and Mr. Lee is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended. Each of the members of the Audit Committee is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). Mr. Thatch serves as Chairman of the Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee held two meetings in 2019.

The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee consists of Mr. Jose Escudero, Mr. William Wu and Mr. Sassuan Lee, with Mr. Lee as the Chairman. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company’s executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers (a) all elements of compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company’s major long-term incentive plans applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee’s purpose.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. The Nominating and Corporate Governance Committee consists of Mr. John Thatch, the Chairman of the committee, Mr. Sassuan Lee and Mr. Jose Escudero, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Nominating and Corporate Governance Committee held 5 meetings in 2019, and did not act by written consent. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, is available on the Corporate Governance section of our web site at www.dsssecure.com.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Since April 17, 2019, Frank D. Heuszel has been serving as the Chief Executive Officer and interim Chief Financial Officer of the Company. The biography for Mr. Heuszel is contained herein in the information disclosures relating to the Company’s directors above.

On July 11, 2019, the Board appointed Mr. Jason Grady as the Company’s Chief Operating Officer, effective July 15, 2019.

At the close of 2018, the Company’s Named Executive Officers were Jeffrey Ronaldi, who served as the Company’s Chief Executive Officer, and Philip Jones, who served as the Company’s Chief Financial Officer. On March 27, 2019, in anticipation of the departure of Jeffrey Ronaldi from his position as the Company’s Chief Executive Officer, the Board of Directors of the Company determined to reassign Mr. Ronaldi’s responsibilities to Philip Jones, who was then serving as the Company’s Chief Financial Officer. Mr. Ronaldi’s employment as Chief Executive Officer ended on April 10, 2019. On March 27, 2019, Philip Jones assumed the role of interim Principal Executive Officer in addition to his duties as Chief Financial Officer of the Company. On April 9, 2019, Mr. Jones tendered his resignation as Chief Financial Officer and interim Principal Executive Officer of the Company, with his departure from the Company effective April 17, 2019.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer and President, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2019 and 2018:

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)		Total
Frank D. Heuszel, Chief Executive Officer	2019	$91,615	61,103	31,403	-	-	-	15,843	(3)	$199,964
	2018	$-	-	-	-	-	-	9,500	(4)	$9,500
Jason Grady, Chief Operating Officer	2019	$84,615	61,103	31,403	-	-	-	7,170		$184,291
	2018	$-	-	-	-	-	-	-		$-
Philip Jones, Chief Financial Officer	2019	$59,231	-	-	-	-	-	2,073		$61,304
	2018	$199,038	-	-	-	25,000	-	-		$224,038
Jeffrey Ronaldi, Chief Financial Officer	2019	$61,297	-	-	-	-	-	-		$61,297
	2018	$200,000	-	67,263	-	-	-	5,086		$272,349
Robert B. Bzdick, President (5)	2019	$-	-	-	-	212,124	-	-		$212,124
	2018	$116,667	-	-	-	216,927	-	18,580		$352,174

(1)	Represents the total grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our financial statements for the year ended December 31, 2019.

(2)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.

(3)	Includes $8,000 Mr. Heuszel received for his service as an independent director from January 1, 2019 through April 18, 2019, after which he no longer served as an independent director as he became the Company’s Executive Officer and interim Chief Financial Officer.

(4)	Includes $9,500 Mr. Heuszel received for his service as an independent director.

(5)	Mr. Bzdick served as President of the Company and Chief Executive Officer of Premier Packaging Corporation, a wholly-owned subsidiary of the Company, until August 1, 2018.

Employment and Severance Agreements

Frank D. Heuszel has served as the Company’s Chief Executive Officer since April 11, 2019, and also as the Company’s interim Chief Financial Officer since April 17, 2019. Upon his appointment, the Company agreed to pay Mr. Heuszel cash compensation in the amount of $7,500 per month for his combined services as interim Chief Executive Officer and Chief Financial Officer. On August 27, 2019, the Company entered into an executive employment agreement with Mr. Heuszel. Pursuant to the agreement, Mr. Heuszel shall receive an annual base salary of $165,000, payable bi-weekly, and shall be eligible to an annual performance bonus in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. In the event of a change in control of the Company or the termination of Mr. Heuszel’s employment without cause, Mr. Heuszel shall receive four-months’ salary, payable monthly.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, there were no outstanding equity awards to our Named Executive Officers.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors, who were not also named executive officers, for their service in 2019:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation		Total
Current Directors
Heng Fai Ambrose Chan	$-	$-	$31,403	(4)	$31,403
John Thatch	$19,500	$12,842	$-		$32,342
Lowell Wai Wah	$-	$17,122	$-		$17,122
Sassuan Lee	$11,500	$12,842	$-		$24,342
Jose Escudero	$10,000	$12,842	$-		$22,842
William Wu	$2,000	$-	$-		$2,000
Prior Directors
Pamella Avallone (3)	$21,500	$12,842	$-		$34,342
Joseph Sanders (2)	$28,000	$12,842	$-		$40,842
Clark Marcus (3)	$13,500	$-	$-		$13,500
Daniel DelGiorno (3)	$-	$17,122	$-		$17,122
Stanly Grisham (3)	$14,000	$12,842	$-		$26,842
Brett Scott (3)	$10,500	$12,842	$-		$23,342

(1)	Represents the total grant date fair value of stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our consolidated financial statements for the year ended December 31, 2019.

(2)	Such person did not stand for re-election at the 2019 Annual Shareholder meeting.

(3)	Resigned as director of the Company during 2019.

(4)	In connection with his employment contract as an officer of the Company’s subsidiary, Mr. Chan received $31,403 in fully vested restricted stock with a two-year lock-up period.

Each independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide) is entitled to receive base cash compensation of $12,000 annually, provided such director attends at least 75% of all Board of Director meetings, and all scheduled committee meetings. Each independent director is entitled to receive an additional $1,000 for each Board of Director meeting he attends, and an additional $500 for each committee meeting he attends, provided such committee meeting falls on a date other than the date of a full Board of Directors meeting. Each of the independent directors is also eligible to receive discretionary grants of options or restricted stock under the Company’s 2020 Equity Incentive Plan. Non-independent members of the Board of Directors do not receive compensation in their capacity as directors, except for reimbursement of travel expenses.

On September 23, 2019, the Company entered in an executive employment agreement with Mr. Heng Fai Ambrose Chan, a director of the Company, Chief Executive Officer of the Company’s wholly-owned subsidiary DSS International Inc. and Chief Executive Officer of DSS Asia, a wholly-owned subsidiary of DSS International Inc. Pursuant to the agreement, Mr. Chan shall receive an annual base salary of $250,000, payable quarterly in either cash or common stock, subject to availability of shares under a shareholder-approved stock plan. The calculation of each quarterly payment of common stock shall be the Company’s average trading price for the last ten trading days of that quarter. Mr. Chan is also eligible to receive an annual performance bonus, in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. Mr. Chan has the option to have the bonus paid in Company common stock. In the event of a change in control of the Company or the termination of Mr. Chan’s employment without cause, Mr. Chan shall receive four-months’ salary, payable monthly. In connection with this agreement, Mr. Chan was awarded 74,770 shares of fully vested restricted stock with a two-year lock-up period and had an aggregated grant date fair value of approximately $31,000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of March 20, 2020 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” below), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o Document Security Systems, Inc., 200 Canal View Boulevard, Suite 300, Rochester, New York 14623.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants or options exercisable within 60 days of March 20, 2020.

The percentages of shares beneficially owned are based on 62,086,099 shares of our Common Stock issued and outstanding as of March 20, 2020, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 20, 2020, plus (b) the number of shares such person has the right to acquire within 60 days of March 20, 2020.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Share Beneficially Owned
Heng Fai Ambrose Chan (1)	22,954,670	37%
John Thatch	30,575	*
Lowell Wai Wah	40,767	*
Sassuan Lee	-	*
Jose Escudero	-	*
Frank Heuszel	74,770	*
William Wu	-	*
Jason Grady	74,770	*
All officers and directors as a group (8 persons)	23,175,552	37%

5% Shareholders
Heng Fai Ambrose Chan (1)	See Above	See Above
* Less than 1%.

* Less than1%.

(1) Includes 2,427,599 individually owned shares of the Company’s Common Stock, 500,000 shares of the Company’s Common Stock owned by BMI Capital Partners International Limited, 1,786,531 shares of the Company’s Common Stock owned by Heng Fai Holdings Limited, 17,557,540 shares of the Company’s Common Stock owned by LiquidValue Development Pte Ltd, and 683,000 shares of the Company’s Common Stock owned by Hengfai Business Development Pte. Ltd. Mr. Chan has dispositive power over all of these shares.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2019.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))
	(a)	(b)	(c)	(d)
Plan Category
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	577,917	$5.01	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	1,220,304	$1.12	-

2020 Employee, Director and Consultant Equity Incentive Plan	-	0	0	7,236,125

Total	-	1,798,221	$2.37	7,236,125

2020 Employee Stock Option Plan

Following the Board’s approval of same, the Company’s shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan (“2020 Incentive Plan”) at the shareholder meeting held on December 9, 2019. As of the date of this Report, 0 options have been issued pursuant to the Plan. Based on its provisions, there are currently 7,236,125 shares of Common Stock available for issuable under the 2020 Incentive Plan.

Purpose of the Plan. The 2020 Incentive Plan was established by the Company to (i) promote the success and enhance the value of the Company by a) linking the personal interests of participants of the 2020 Incentive Plan to those of Company stockholders and b) providing participants with an incentive for outstanding performance; and (ii) provide flexibility to the Company in its ability to motivate, attract, and retain the services of participants upon whose judgment, interest and special effort the successful conduct of its business is largely dependent.

The Board has the sole authority to implement, interpret, and/or administer the 2020 Incentive Plan unless the Board delegates (i) all or any portion of its authority to implement, interpret, and/or administer the 2020 Incentive Plan to a committee of the Board consisting of non-employee directors (the “Committee”), or (ii) the authority to grant and administer awards to non-executive employees of the Company under the 2020 Incentive Plan to an officer of the Company.

The 2020 Incentive Plan provides for the issuance of shares of Common Stock, including shares that may be issued related to the exercise of options awarded under the 2020 Incentive Plan, in an amount up to twenty percent (20%) of the total issued and outstanding shares of Common Stock as of December 31, 2019 (with additional shares to be authorized every first day of the next fiscal year in accordance with the 2020 Incentive Plan’s evergreen provision). The 2020 Incentive Plan shall be effective for 10 years, unless earlier terminated.

Employees, officers, directors, consultants and advisors of the Company or any affiliate of the Company (“Participants”) are eligible to receive an award under the 2020 Incentive Plan. The 2020 Incentive Plan provides Participants the opportunity to participate in the enhancement of shareholder value by the award of options and awards of Common Stock, granted as stock bonus awards, restricted stock awards, deferred share awards and performance-based awards, under the 2020 Incentive Plan. The 2020 Incentive Plan further provides for the Company to make payment of bonuses and/or consulting fees to certain Participants in options and Common Stock, or any combination thereof. While our directors and our executive officers may participate in the 2020 Incentive Plan, the amounts and benefits that they may receive from the 2020 Incentive Plan (if any) has not been determined and is not currently determinable.

No single participant under the 2020 Incentive Plan may receive more than 20% of all options awarded in a single year.

In the event of a corporate transaction involving the Company (including, without limitation, any merger, reorganization, consolidation, recapitalization, separation, liquidation, split-up, or share combination), the Committee shall adjust awards in any manner determined by the Committee to be an appropriate and equitable means to prevent dilution or enlargement of rights.

Evergreen Provision

Under the 2020 Incentive Plan, the Company will initially reserve shares of Common Stock for issuance to eligible employees, officers, directors, consultants, and advisors of the Company and its affiliates in amount equal to twenty percent (20%) of the then issued and outstanding shares of the Company’s Common Stock as of December 31, 2019, subject to adjustment. The 2020 Incentive Plan provides that on the first day of each fiscal year of the Company during the period beginning in fiscal year 2021 and ending on the second day of fiscal year 2029, the number of shares of Common Stock authorized to be issued under the 2020 Incentive Plan will be increased by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year and (ii) an amount to be determined by the Company’s Board of Directors.

Stock Options

The Board, or the Committee, shall have sole and absolute discretionary authority (i) to determine, authorize, and designate those persons who are to receive options under the 2020 Incentive Plan, (ii) to determine the number of shares of Common Stock to be covered by such options and the terms thereof, (iii) to determine the type of option granted (ISOs or Nonqualified Options), and (iv) to determine other such details concerning the vesting, termination, exercise, transferability and payment of such options. The Board or Committee shall thereupon grant options in accordance with such determinations as evidenced by a written option agreement.

The exercise price per share for Common Stock of options granted under the 2020 Incentive Plan shall be determined by the Board or Committee, but in no case shall be less than one hundred percent (100%) of the fair market value of the Common Stock (determined in accordance with the 2020 Incentive Plan) at the time the option is granted, provided that, with respect to ISOs granted to a person who holds ten percent (10%) or more of the total combined voting power of all classes of stock of the Company, the exercise price per share for Common Stock shall not be less than 110% of the fair market value of the Common Stock and the term of the ISO shall be no more than 5 years from date of grant. The fair market value of the Common Stock with respect to which ISOs may be exercisable for the first time by any Participant during any calendar year under all such plans of the Company and its affiliates shall not exceed $100,000, or such other amount provided in Section 422 of the Internal Revenue Code.

ISOs under the 2020 Incentive Plan may not be transferred except by will or laws of descent and, during the lifetime of the recipient of the ISO, only be exercised by such recipient. Nonqualified Options may be transferred as a gift in accordance with the applicable securities laws and regulations and with any stock option agreement. Shares issued pursuant to the exercise of options may be endorsed with a legend restricting their transfer or sale.

Each option shall terminate not more than ten years from the date of the grant or at such earlier time as the option agreement may provide. For those who own more than 10% of the total combined voting power of all classes of stock of the Company or an affiliate of the Company, each ISO shall terminate not more than five years from the date of the grant or at such earlier time as the option agreement may provide.

Bonus, Deferred, and Restricted Stock Awards

The Board, or the Committee, may, in its sole discretion, grant awards of Common Stock in the form of bonus awards, deferred awards, and restricted stock awards. Each stock award agreement shall be in such form and shall contain such terms and conditions as the Board, or the committee, deems appropriate. The terms and conditions of each stock award agreement may change from time to time and need not be uniform with respect to Participants, and the terms and conditions of separate stock award agreements need not be identical.

Performance Share Awards

The Board, or the Committee, may authorize grants of shares of Common Stock to be awarded upon the achievement of specified performance objectives, upon such terms and conditions as the Board, or the Committee, may determine. Such awards shall be conferred upon the Participant upon the achievement of specified performance objectives during a specified performance period, such objectives being set forth in the grant and including a minimum acceptable level of achievement and, optionally, a formula for measuring and determining the number of performance shares to be issued. Each performance share award agreement shall be in such form and shall contain such terms and conditions as the Board, or the Committee, deems appropriate. The terms and conditions of each performance share award may change from time to time and need not be uniform with respect to Participants, and the terms and conditions of separate performance share award agreements need not be identical.

Adjustments

If the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the Common Stock outstanding, without receiving consideration therefore in money, services or property, then (i) the number, class, and per share price of shares of Common Stock subject to outstanding options and other awards under the 2020 Incentive Plan, and (ii) the number of and class of shares then reserved for issuance under the 2020 Incentive Plan and the maximum number of shares for which awards may be granted to any Participant during a specified time period shall be appropriately and proportionately adjusted. The Board, or the Committee, shall make such adjustments, and its determinations shall be final, binding and conclusive.

Change in Control

If the Company is to be consolidated with or acquired by another entity in a merger, consolidation, or sale of all or substantially all of the Company’s assets other than a transaction to merely change the state of incorporation (a “Corporate Transaction”), the administrator of the 2020 Incentive Plan (the “Administrator”) or the board of directors of any entity assuming the obligations of the Company (the “Successor Board”), shall, as to outstanding options issued under the 2020 Incentive Plan, either (i) make appropriate provision for the continuation of such options by substituting on an equitable basis for the shares then subject to such options either A) the consideration payable with respect to the outstanding shares of common stock in connection with the Corporate Transaction or B) securities of any successor or acquiring entity; or (ii) upon written notice to the Participants, provide that such options must be exercised (either (A) to the extent then exercisable or, (B) at the discretion of the Administrator, any such options being made partially or fully exercisable), within a specified number of days of the date of such notice, at the end of which period such options which have not been exercised shall terminate whether or not vested; or (iii) terminate such options in exchange for payment of an amount equal to the consideration payable upon consummation of such Corporate Transaction to a holder of the number of shares of common stock into which such option would have been exercisable (either (A) to the extent then exercisable or, (B) at the discretion of the Administrator, any such options being made partially or fully exercisable) less the aggregate exercise price thereof. For purposes of determining the payments to be made pursuant to clause (iii) above, in the case of a Corporate Transaction, the consideration for which, in whole or in part, is other than cash, the consideration other than cash shall be valued at the fair value thereof as determined in good faith by the Board of Directors.

With respect to outstanding stock grants issued under the 2020 Incentive Plan, the Administrator or the Successor Board, shall make appropriate provision for the continuation of such stock grants on the same terms and conditions by substituting on an equitable basis for the Shares then subject to such stock grants either the consideration payable with respect to the outstanding shares of common stock in connection with the Corporate Transaction or securities of any successor or acquiring entity. In lieu of the foregoing, in connection with any Corporate Transaction, the Administrator may provide that, upon consummation of the Corporate Transaction, each outstanding stock grant shall be terminated in exchange for payment of an amount equal to the consideration payable upon consummation of such Corporate Transaction to a holder of the number of shares of common stock comprising such stock grant (to the extent such stock grant is no longer subject to any forfeiture or repurchase rights then in effect or, at the discretion of the Administrator, all forfeiture and repurchase rights being waived upon such Corporate Transaction).

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our equity incentive plans, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. The 2020 Incentive Plan will terminate on December 9, 2029, except that awards that are granted under the 2020 Incentive Plan prior to its termination will continue to be administered under the terms of the 2020 Incentive Plan until the awards terminate, expire or are exercised.

Other Information

The 2020 Incentive Plan will be effective January 1, 2020, subject to stockholder approval, and, subject to the right of the Committee to amend or terminate the 2020 Incentive Plan, will remain in effect as long as any awards under it are outstanding; provided, however, that no awards may be granted under the 2020 Incentive Plan after January 1, 2030.

The Committee may, at any time, amend, suspend or terminate the Plan, and the Committee may amend any award agreement; provided that no amendment may, in the absence of written consent to the change by the affected participant, materially alter or impair any rights or obligations under an award already granted under the 2020 Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2019, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Effective on February 18, 2019, the Company entered into a Convertible Promissory Note (the “Note”) with LiquidValue Development Pte Ltd (the “Holder”) in the principal sum of $500,000 (the “Principal Amount”), of which up to $500,000 of the Principal Amount can be paid by the conversion of such amount into the Company’s common stock up to a maximum of 446,428 shares of Common Stock, at a conversion price of $1.12 per share. The Note carried a fixed interest rate of 8% per annum and had a term of 12-months. Accrued interest was payable in cash in arrears on the last day of each calendar quarter, with the first interest payment due on June 30, 2019, and remained payable until the Principal Amount is paid in full. The Holder is a related party, owned by one of the Company’s directors. Effective on March 25, 2019, the Holder exercised its conversion option to convert the Maximum Conversion Amount under the Note and thereby received 446,428 shares of Common Stock. As a result of Holder’s election to exercise its full conversion rights under the Note, the Note was cancelled effective on March 25, 2019.

On February 22, 2019, one of the Company’s foreign subsidiaries, DSS Cyber Security Pte Ltd. entered into a licensing and distribution agreement with Advanced Cyber Security Corp. (“ACS”). As consideration for the licensing and distribution agreement, the Company paid ACS $350,000 cash and on March 5, 2019, issued ACS 130,435 shares of the Company’s common stock at $1.15 per share as additional consideration for the agreement. Daniel DelGiorno is the Chief Executive Officer and owner of ACS. Mr. DelGiorno is a former director of the Company and a related party.

On May 31, 2019, the Company issued and sold an unsecured promissory note to LiquidValue Development Pte Ltd, an entity owned by Mr. Chan, in the principal amount of $650,000. Proceeds from the note were used for general corporate purposes. This Note was paid in full on June 12, 2019.

On June 5, 2019 the Company completed an underwritten public offering (the “Offering”) with gross proceeds of $5.6 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Offering included 11,200,000 shares of the Company’s common stock and 1,680,000 additional shares from the exercise of the underwriter’s purchase option to cover over-allotments, at the public offering price of $0.50 per share. Mr. Chan purchased 2,000,000 shares of Common Stock in the Offering, for an aggregate purchase price of $1,000,000.

On October 29, 2019 and subsequently October 30, 2019, the Audit Committee and the Board of Directors of the Company approved the issuance of common stock, not to exceed 6,000,000 shares, via private placement with a related party. Pursuant to a Subscription Agreement, LiquidValue Development Pte LTD, a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, purchased from the Company, in a private placement, and aggregate of 6,000,000 shares of common stock, for an above market purchase price equal to $0.30 per share for gross proceeds to the Company of $1,822,200 (before deductions for placement agent fees and other expenses). This transaction was executed on November 1, 2019.

Subsequent to December 31, 2019 the Company has invested approximately $460,000 for less than 10% ownership of an entity over which one of the Company’s directors serves as CEO.

As of December 31, 2018, the Company owned 21,196,552 ordinary shares and an existing three-year warrant to purchase up to 105,982,759 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share of Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. The restriction on the sale of shares, and execution of the warrants expired on September 17, 2019. The carrying value of the initial 21,196,552 ordinary shares investment as of December 31, 2019 was $324,930. On December 19, 2019, the Company exercised the warrant, in part, pursuant to which the Company acquired 61,977,577 ordinary shares of SED. The total consideration paid by the Company for these ordinary shares was SGD$2,479,103.08, or approximately $1,833,000 USD, the investment value at December 31, 2019. After giving effect to the warrant exercise, the Company now owns 83,174,129 ordinary shares of SED, representing approximately 7.1% of the outstanding shares of SED, and the remaining warrant to purchase 44,005,182 ordinary shares of SED. Mr. Chan is the Executive Director and Chief Executive Officer of SED.

On February 25, 2020, the Company completed an underwritten public offering (the “Offering”) with gross proceeds of $4.6 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Offering included 22,222,223 shares of the Company’s common stock and 3,333,333 additional shares from the exercise of the underwriter’s purchase option to cover over-allotments, at the public offering price of $0.18 per share. Mr. Chan purchased 11,111,112 shares of Common Stock in the Offering, for an aggregate purchase price of $2,000,000.

On March 3, 2020, the Company entered into a binding term sheet (the “Term Sheet”) with LiquidValue Asset Management Pte Ltd (“LVAM”), AMRE Asset Management Inc. (“AAMI”) and American Medical REIT Inc. (“AMRE”), regarding a share subscription and loan arrangement. The Term Sheet sets out the terms of a proposed joint venture to establish a medical real estate investment trust in the United States. Pursuant to the Term Sheet, the Company will subscribe for 5,250 ordinary shares of AAMI at a purchase price of $0.01 per share for total consideration of $52.50. Concurrently, AAMI will issue 2,500 shares to LVAM, and 1,250 shares to AMRE Tennessee, LLC, AMRE’s executive management’s holding company (collectively, the “Subscription Shares”). As a result, the Company will hold 52.5% of the outstanding shares of AAMI, with LVAM and AMRE Tennessee, LLC, holding 35% and 12.5% of the remaining outstanding shares of AAMI, respectively. Further, pursuant to and in connection with the Term Sheet, on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE will issue the Company a promissory note for the principal amount of $800,000.00 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum, and shall be payable in accordance with the terms set forth in the Note. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as hereinafter described. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrant, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrant shall be adjusted downward to 50% of the IPO price. The Warrant also grants piggyback registration rights to the Company as set forth in the Warrant. The parties to the Term Sheet, including AMRE Tennessee, LLC, also entered into a stockholders’ agreement dated as of March 3, 2020 (the “Stockholders’ Agreement”), regarding their ownership of AAMI’s common stock to regulate certain aspects of the relationship between the stockholders and provide for certain rights and obligations with respect to such ownership, as set forth in the Stockholders’ Agreement. LVAM is an 82% owned subsidiary of Singapore eDevelopment Limited whose Chief Executive Office and largest shareholder is Mr. Chan. Following the consummation of the transactions contemplated by the Term Sheet, Mr. Chan and Mr. Heuszel will be appointed to the board of directors of AAMI.

On March 12, 2020, the Company entered into a binding term sheet (the “Term Sheet”) with DSS BioHealth Security, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“DBHS”), Global BioMedical Pte Ltd, a Singapore corporation (“GBM”), and Impact BioMedical Inc., a Nevada corporation and wholly owned subsidiary of GBM (“Impact”). Pursuant to the Term Sheet, the Company will acquire Impact, a company engaged in the development and marketing of biohealth security technologies, in a proposed share exchange transaction with a purchase price capped at $50 million, subject to completion of due diligence and an independent valuation. In consideration of 100% of Impact, the Company will issue GBM (i) up to 14,500,000 shares of its common stock, par value $0.02 (the “Common Stock”), at a price of $0.216 per share (valued at $3,132,00), and (ii) perpetual convertible preferred stock (“Convertible Preferred Stock”) for the remaining balance of the purchase price, as adjusted by the independent valuation and subject to a 19.9% blocker based on the total issued outstanding shares of Common Stock held or to be held by GBM. Pursuant to the Term Sheet, in consideration for the Convertible Preferred Stock, the Company will have certain rights, including appointing members of the Board of Directors of Impact, as set forth in the Term Sheet. GBM is a 100% owned subsidiary of Singapore eDevelopment Limited whose Chief Executive Office and largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Board and largest shareholder of the Company. As such, the above transactions constitute related party transactions which have been duly approved by the Company’s Board of Directors and Audit Committee.

Subsequent to December 31, 2019, the Company has invested approximately $460,000 for less than 10% ownership of an entity over which one of the Company’s directors serves as CEO.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for audit and review services for the fiscal years ended December 31, 2019 and 2018 were approximately $154,600 and $125,117, respectively.

Audit Related Fees

The aggregate fees billed for audit related services by our principal accountant, Freed Maxick CPAs, P.C., pertaining to comfort letter related to our registered offering during the years, consents for related registration statements and the audit of the Company’s employee benefit plan and review of the stand-alone financial statements for one of the Company’s subsidiaries, for the years ended December 31, 2019 and 2018 were approximately $51,450 and $26,800, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2019 and 2018 were approximately $29,500 and $33,305,respectively.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2019 and 2018.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).
3.2	Fourth Amended and Restated By-laws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated June 22, 2018).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.2	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.3	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).
10.4	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).
10.5	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).
10.6	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).

10.7	Patent Purchase Agreement between Document Security Systems, Inc. and Intellectual Discovery Co., Ltd. dated November 10, 2016 (incorporated by reference to exhibit 10.28 to Form 10-K dated March 28, 2017).
10.8	Patent License Agreement between Document Security Systems, Inc. and Intellectual Discovery Co., Ltd. dated November 10, 2016 (incorporated by reference to exhibit 10.29 to Form 10-K dated March 28, 2017).
10.9	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.30 to Form 10-K dated March 28, 2017).
10.10	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.31 to Form 10-K dated March 28, 2017).
10.11	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016 (incorporated by reference to exhibit 10.32 to Form 10-K dated March 28, 2017).
10.12	Form of Loan Agreement between Premier Packaging Corporation and Citizens Bank, N.A. (incorporated by reference to exhibit 10.1 to Form 8-K dated July 28, 2017).
10.13	Form of Term Note Non-Revolving Line of Credit Agreement between Premier Packaging Corporation and Citizens Bank, N.A. (incorporated by reference to exhibit 10.2 to Form 8-K dated July 28, 2017).
10.14	Form of Security Agreement between Premier Packaging Corporation and Citizens Bank, N.A. (incorporated by reference to exhibit 10.3 to Form 8-K dated July 28, 2017).
10.15	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated September 6, 2017).
10.16	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated September 6, 2017).
10.17	Securities Exchange Agreement, dated September 12, 2017, between Document Security Systems, Inc. and Hengfai Business Development Pte. Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated September 15, 2017).
10.18	Form of Loan Agreement between Plastic Printing Professionals, Inc. and Citizens Bank, N.A. (incorporated by reference to exhibit 10.1 to Form 8-K dated December 6, 2017).
10.19	Form of Term Note Non-Revolving Line of Credit Agreement between Plastic Printing Professionals, Inc. and Citizens Bank, N.A. (incorporated by reference to exhibit 10.2 to Form 8-K dated December 6, 2017).
10.20	Form of Security Agreement between Plastic Printing Professionals, Inc. and Citizens Bank, N.A. (incorporated by reference to exhibit 10.3 to Form 8-K dated December 6, 2017).
10.21	Executive Employment Agreement with Frank D. Heuszel (incorporated by reference to exhibit 10.1 to Form 10-Q dated November 13, 2019).
10.22	Executive Employment Agreement with Mr. Jason Grady (incorporated by reference to exhibit 10.2 to Form 10-Q dated November 13, 2019).
10.23	Executive Employment Agreement with Mr. Heng Fai Ambrose Chan (incorporated by reference to exhibit 10.3 to Form 10-Q dated November 13, 2019).
10.24	2020 Employee, Director and Consultant Equity Incentive Plan *
10.25	Term Sheet dated March 3, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 6, 2020).
10.26	Promissory Note dated March 3, 2020 (incorporated by reference to exhibit 10.2 to Form 8-K dated March 6, 2020).
10.27	Form of Warrant (incorporated by reference to exhibit 10.3 to Form 8-K dated March 6, 2020).
10.28	Stockholder Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated March 6, 2020).

10.29	Term Sheet dated March 12, 2020*
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 30, 2020	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer) (Interim Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2020	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer) (Interim Principal Accounting Officer)

March 30, 2020	By:	/s/ Jason Grady
Jason Grady Chief Operating Officer

March 30, 2020	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

March 30, 2020	By:	/s/ John Thatch
John Thatch Director

March 30, 2020	By:	/s/ Jose Escudero
Jose Escudero Director

March 30, 2020	By:	/s/ Sassuan Lee
Sassuan Lee Director

March 30, 2020	By:	/s/ Lowell Wai Wah
Lowell Wai Wah Director

March 30, 2020	By:	/s/ William Wu
William Wu Director

