Form 10-Q
period 2020-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2020-05-14
CIK 771999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______ .

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

As of May 11, 2020, there were 2,078,687 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2020

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$3,802,000	$1,096,000
Accounts receivable, net of $2,000 and $41,000 respectively allowance for doubtful accounts	3,582,000	4,212,000
Inventory	1,743,000	1,708,000
Prepaid expenses and other current assets	514,000	460,000
Total current assets	9,641,000	7,476,000

Property, plant and equipment, net	4,925,000	5,061,000
Investment	2,154,000	2,154,000
Marketable securities	570,000	-
Notes receivable	1,255,000	793,000
Other assets	54,000	50,000
Right-of-use assets	1,119,000	1,223,000
Goodwill	1,769,000	2,454,000
Other intangible assets, net	816,000	935,000
Total assets	$22,303,000	$20,146,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,489,000	$1,492,000
Accrued expenses and deferred revenue	706,000	936,000
Other current liabilities	390,000	390,000
Revolving line of credit	800,000	500,000
Current portion of lease liability	369,000	397,000
Current portion of long-term debt, net	403,000	441,000
Total current liabilities	4,157,000	4,156,000

Long-term debt, net	2,427,000	2,310,000
Long term lease liability	750,000	826,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	44,000	44,000

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 2,069,000 shares issued and outstanding (1,206,000 on December 31, 2019)	42,000	24,000
Additional paid-in capital	119,624,000	115,560,000
Non-controlling interest in subsidiary	(67,000)	-
Accumulated deficit	(105,181,000)	(103,281,000)
Total stockholders’ equity	14,418,000	12,303,000

Total liabilities and stockholders’ equity	$22,303,000	$20,146,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue:
Printed products	$3,949,000	$4,366,000
Technology sales, services and licensing	479,000	443,000
Direct marketing	573,000	-
Total revenue	5,001,000	4,809,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	3,271,000	3,160,000
Selling, general and administrative (including stock based compensation)	2,641,000	1,777,000
Depreciation and amortization	360,000	294,000
Impairment of goodwill	685,000	-

Total costs and expenses	6,957,000	5,231,000

Operating loss	(1,956,000)	(422,000)

Other income (expense):
Interest income	24,000	2,000
Interest expense	(39,000)	(30,000)
Gain on marketable securities	4,000	-
Amortization of deferred financing costs and debt discount	-	(1,000)
Loss before income taxes	(1,967,000)	(451,000)

Income tax expense (benefit)	-	-
Net loss	(1,967,000)	(451,000)

Add: loss attributed to non-controlling interest	67,000	-

Net loss to common stockholders	(1,900,000)	(451,000)

Other comprehensive loss:
Interest rate swap loss	-	(1,000)

Comprehensive loss:	$(1,967,000)	$(452,000)

Loss per common share:
Basic	$(1.23)	$(0.77)
Diluted	$(1.23)	$(0.77)

Shares used in computing loss per common share:
Basic	1,539,052	583,158
Diluted	1,539,052	583,158

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

	2020	2019
Cash flows from operating activities:
Net loss	$(1,967,000)	$(451,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	360,000	294,000
Stock based compensation	90,000	31,000
Unrealized gain on investment	(4,000)	-
Amortization of deferred financing costs and debt discount	-	1,000
Impairment of goodwill	685,000	-
Decrease (increase) in assets:
Accounts receivable	630,000	(278,000)
Inventory	(35,000)	218,000
Prepaid expenses and other current assets	(54,000)	1,000
Other assets	(4,000)	-
Increase (decrease) in liabilities:
Accounts payable	(3,000)	(101,000)
Accrued expenses	(167,000)	(213,000)
Other liabilities	-	(378,000)
Net cash used by operating activities	(469,000)	(876,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(105,000)	(211,000)
Purchase of marketable securities	(566,000)	-
Note receivable investment	(462,000)	-
Purchase of intangible assets	-	(350,000)
Net cash used by investing activities	(1,133,000)	(561,000)

Cash flows from financing activities:
Payments of long-term debt	(121,000)	(57,000)
Borrowings of long-term debt	200,000	-
Borrowings from revolving lines of credit, net	300,000	-
Borrowings from convertible of note	-	500,000
Issuances of common stock, net of issuance costs	3,929,000	(7,000)
Net cash provided by financing activities	4,308,000	436,000

Net increase (decrease) in cash	2,706,000	(1,001,000)
Cash at beginning of period	1,096,000	2,448,000

Cash at end of period	$3,802,000	$1,447,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Non- controlling Interest in	Accumulated
	Shares	Amount	Capital	Loss	Subsidiary	Deficit	Total
Balance, December 31, 2018	581,000	$11,000	$107,962,000	$(7,000)	-	$(100,392,000)	$7,574,000

Issuance of common stock, net	19,000	-	638,000	-	-	-	638,000
Stock based payments, net of tax effect	-	-	31,000	-	-	-	31,000
Other comprehensive loss	-	-	-	(1,000)	-	-	(1,000)
Net loss	-	-	-	-	-	(451,000)	(451,000)
Balance, March 31, 2019	600,000	$11,000	$108,631,000	$(8,000)	$-	$(100,843,000)	$7,791,000

Balance, December 31, 2019	1,206,000	24,000	115,560,000	-	-	(103,281,000)	12,303,000

Issuance of common stock, net	863,000	18,000	4,036,000	-	-	-	4,054,000
Stock based payments, net of tax effect	-	-	28,000	-	-	-	28,000
Net loss	-	-	-	-	(67,000)	(1,900,000)	(1,967,000)
Balance, March 31, 2020	2,069,000	$42,000	$119,624,000	$-	$(67,000)	$(105,181,000)	$14,418,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”) operates nine (9) business lines through nine (9) DSS subsidiaries located around the globe.

Of the nine subsidiaries, four of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (DSS Packaging and Printing Group), (2) Plastic Printing Professionals, Inc (DSS Plastics Group), (3) DSS Digital Inc., and its subsidiaries (DSS Digital Group), and (4) DSS Technology Management, Inc. (DSS Technology Management). Premier Packaging Corporation operates in the paper board folding carton, smart packaging and document security printing markets, Plastic Printing Professionals, Inc. operates in the security printing and plastic ID systems market. These two companies develop, market, manufacture and sell paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. DSS Digital Inc., researches, develops, markets and sells the Company’s digital products worldwide. The primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. DSS Technology Management Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2020, under its Decentralize Sharing Systems, Inc. subsidiary, created a fifth business segment, Direct Marketing. Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market.

In addition to the four subsidiaries listed above, in 2019 and early 2020, DSS has created five new, wholly owned subsidiaries. (5) DSS Blockchain Security, Inc., a Nevada corporation, that intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (6) Decentralize Sharing Systems, Inc., a Nevada corporation, seeks to provide services to assist companies in the new business model of the peer-to-peer decentralized sharing marketplaces. (7) DSS Securities, Inc., a Nevada corporation, has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. (8) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the biohealth and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (9) DSS Secure Living, Inc., a Nevada Corporation, intends to develop top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. Aside from Decentralized Sharing Systems, Inc. the activity in the these newly created subsidiaries have been minimal or in various start-up or organizational phases.

On March 3, 2020, the Company, via its subsidiary DSS Securities, entered into a share subscription agreement and loan arrangement with LiquidValue Asset Management Pte Ltd., AMRE Asset Management, Inc. and American Medical REIT Inc. under which it acquired a 52.5% controlling ownership interest in AMRE Asset Management Inc. (“AAMI”) which currently has a 93% equity interest in American Medical REIT Inc. (“AMRE”) (see Note 4).

AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulate investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. American Medical REIT, Inc is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide. AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. As of March 31, 2020 there have been no portfolio of licensed medical real estate originated or acquired.

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

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019.

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

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2019 have been reclassified to conform to current year presentation.

Investment – In accordance with ASC 325-20, the Company records its investment in common stock of Singapore eDevelopment Limited at cost as the fair market value of the investment is not readily determinable. The Company evaluates investment for indications of impairment at least annually.

Marketable Securities – The Company’s investments in marketable equity securities are classified based on the nature of the securities. Marketable securities are classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income (expense). The CEO of the entity in which the Company has invested in serves as a director on the Company’s board of directors.

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

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. Due to factors identified subsequent to quarter end, including the impact of the COVID-19 outbreak, the Company has quantitatively tested the carrying value of its goodwill associated with the DSS Plastics Group and has determined circumstances exist that indicate that it is more likely than not that a goodwill impairment exists and has recorded an impairment of $685,000 at March 31, 2020.

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

Business Combinations - Business combinations and non-controlling interests are recorded in accordance with FASB ASC Business Combinations. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. Under the guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. The application of business combination accounting requires the use of significant estimates and assumptions.

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

For the three months ended March 31, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted earnings per share as the Company had a net loss, since their inclusion would have been anti-dilutive.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2020, two customers accounted for approximately 25% and 12%, respectively, of the Company’s consolidated revenue and accounted for 54% and 5%, respectively, of the Company’s accounts receivable balance as of March 31, 2020. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

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

Recent Accounting Pronouncements - In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standards update is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 and has been adopted by the Company effective January 1, 2020.

Impact of COVID-19 Outbreak - On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. The Company’s manufacturing facilities in both California and New York support business have been deemed essential by their respective state governments and remain operational. We have taken every precaution possible to ensure the safety of our employees.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $3.8 million in cash, and a positive working capital position of approximately $5.5 million as of March 31, 2020, the Company has incurred negative cash flows from operating and investing activities over the past two years. To continue as a going concern, on February 25, 2020, Company entered into an underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 851,852 shares, inclusive of 111,111 over-allotment shares exercised (pre-reverse stock split 25,555,556 shares and inclusive of 3,333,333 over-allotment) of the Company’s common stock. The net offering proceeds (inclusive of the over-allotment exercise) to the Company approximated $4.0 million.

The expected use of cash for operations in 2020 will be primarily for funding, working capital, acquisition and investment opportunities, and the continued R&D costs, associated with the AuthentiGuard product line and the sales and marketing costs associated with the continued global roll-out of the product. The Company will also use these funds to make capital improvements at its two manufacturing facilities to increase production capacity and create efficiencies, as well as to diversify its revenue streams and take advantage of profit opportunities.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn of its IP Monetization program.

At the Company’s current operating levels and capital usage, we believe that our $3.8 million in aggregate cash and equivalents as of March 31, 2020 would allow us to fund our nine business lines current and planned operations through May 2021. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

2. Revenue

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

As of March 31, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2020, the Company established a reserve for doubtful accounts of approximately $2,000 ($41,000 – December 31, 2019). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2020.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 11 for disaggregated revenue information.

3. Notes Receivable

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of March 31, 2020 and December 31, 2019 this TBD Note had outstanding principal and interest of approximately $514,000 and $507,000, respectively.

On October 9, 2019 and November 11, 2019 the Company’s subsidiary Decentralized Sharing Systems, Inc. entered into two, separate on demand, secured, convertible notes with RBC Life Sciences, Inc. (RBC), a Nevada corporation. The first Note, dated October 9th, lent the principal sum of $200,000 and accrues interest at 6% with a maturity date of November 11, 2019 (“Note #1) This note also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 75% of the total shares common stock that will be outstanding upon such conversion at a fully-diluted basis. Note #1 was also secured by and among other things all of the assets of RBC and its subsidiaries, and was guaranteed by its subsidiary, RBC Life Sciences USA, Inc. The Company had advanced $200,000 in principal Note #1 as of March 31, 2020 and December 31, 2019.

The second Note (Note #2) dated November 11, 2019, established a secured, convertible, revolving line of credit to RBC up to an aggregate principal sum of $800,000, funded at the sole discretion of lender, and accruing at annual interest rate of 10% with a scheduled maturity date of November 11, 2024. Accrued interest on any outstanding principal balance was scheduled to be payable monthly commencing on December 25, 2019. Further, any amount of principal repaid during the term of the note is allowed to be re-advanced at any time prior to the earlier of the termination of this note or the maturity date. This note also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 100% of the outstanding shares of common stock of RBC direct and indirect subsidiaries. This Note #2 was also secured by a 2nd lien on all of the assets of RBC, behind the first lien securing Note #1, and a first lien on all of the assets of RBC’s multiple subsidiaries and the full guarantee of these subsidiaries. The outstanding principal and interest balance of Note #2 as of March 31, 2020 and December 31, 2019, was approximately $533,000 and $83,000 respectively.

On January 24, 2020, the Company exercised its rights under the terms of the promissory note, security agreements and the guarantee agreements, and declared Note #1 in default and sought to exercise its Uniform Commercial Code Article 9 rights to accept collateral in partial satisfaction of debt. The Company chose to not exercise its option convert the outstanding principal and interest into equity, but instead elected to accept specific collateral. On February 7, 2020, RBC agreed to the deed-in-lieu of specific assets in satisfaction of part of the amount owing under Note #1. A pending valuation of the accepted assets acquired through this deed-in-lieu is in process.

On April 8, 2020, the Company initiated Uniform Commercial Code Article 9 foreclosure proceedings against the remaining assets of RBC and its subsidiaries at a public sale on April 23, 2020. Again, the Company chose to forego the optional conversion of the outstanding principal and interest into 100% ownership, as was allowed in the terms of the note. Instead it elected to pursue through a public foreclosure sale collateral that secured Note #2. As a result of the public the Company being the high bidder at that foreclosure sale, the Company now owns and controls certain former assets of RBC and its subsidiaries. A valuation of the assets acquired through foreclosure is pending.

4. Business Combination

On March 3, 2020, the Company entered into a binding term sheet (the “Term Sheet”) with LiquidValue Asset Management Pte Ltd (“LVAM”), AMRE Asset Management Inc. (“AAMI”) and American Medical REIT Inc. (“AMRE”), regarding a share subscription and loan arrangement. The Term Sheet set forth the terms of a proposed transaction to establish a medical real estate investment trust in the United States and AAMI providing certain services related to the financial and capital structure of AMRE. Pursuant to the Term Sheet, the Company has subscribed 5,250 ordinary shares of AAMI at a purchase price of $0.01 per share for total consideration of $52.50. Concurrently, AAMI will issue 2,500 shares to LVAM, and 1,250 shares to AMRE Tennessee, LLC, AAMI’s executive management’s holding company (collectively, the “Subscription Shares”). As a result, the Company now holds 52.5% of the outstanding shares of AAMI, with LVAM and AMRE Tennessee, LLC, holding 35% and 12.5% of the remaining outstanding shares of AAMI, respectively. At the completion of the share subscription, AAMI has a 93% equity interest in AMRE. Also at the completion of the transaction, AAMI had no assets or liabilities. LVAM is an 82% owned subsidiary of Singapore eDevelopment Limited whose Chief Executive Office and largest shareholder is Heng Fai Ambrose Chan, the Chairman of the Board and largest shareholder of the Company.

Further, pursuant to and in connection with the Term Sheet, effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000.00 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. AMRE’s failure to pay any amount due on the Note within five days of when payment is due constitutes an event of default under the Note, pursuant to which the Company can declare the Note due and payable. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of March 31, 2020, this Note had outstanding principal and interest of approximately $802,000. Upon consolidation this Note is eliminated.

U.S. GAAP requires that for each business combination, one of the combining entities shall be identified as the acquirer, and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination. The Company has determined that its aforementioned 52.5% equity interest in AAMI provides existence of a controlling financial interest and has concluded to account for this transaction in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). As of March 31, 2020, AMRE had incurred $139,000 of cost of which $67,000 is attributable to the non-controlling interest.

5. Investment

The Company owns 83,174,129 ordinary shares of Singapore eDevelopment Limited (“SED”) a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited, and an existing three-year warrant to purchase up to 44,005,182 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share. The Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” and carries its investment in SED at costs. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of SED. The carrying value of the investment as of March 31, 2019 was approximately $2,154,000.

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (3.4% as of March 31, 2020). This revolving line of credit was renewed and has a maturity date of May 31, 2020 and is renewable annually. As of March 31, 2020 the revolving line had a balance of $800,000.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of March 31, 2020, had a balance of $870,000. The Company pays a monthly amount of $13,000 in principal and interest.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens which was converted into two term notes under which the Company will make monthly payments of $14,000 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. As of March 31, 2020, the combined balance of the term notes was $544,000.

Term Loan Debt - On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $10,000 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of March 31, 2020, the loan had a balance of $10,000.

Promissory Notes - On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. As of March 31, 2020, the new, consolidated Promissory Note had a balance of $1,129,000.

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging and Plastic Printing Professionals, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2019, Premier Packaging was in compliance with the annual covenants, however Plastic Printing Professionals was not. Plastic Printing Professionals has sought and received a one-time waiver from compliance from Citizens for this violation during the quarter ended March 31, 2020.

On October 24, 2018, the Company’s subsidiary, DSS Asia Limited entered into a $100,000 unsecured promissory note with HotApps International Pte Ltd in conjunction with the acquisition of Guangzhou HotApps Technology Ltd., a Chinese subsidiary of HotApps International Pte Ltd, by DSS Asia Limited. The promissory note does not accrue interest and is payable in full on October 24, 2020.

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAM. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. If not paid sooner, the entire unpaid principal balance is due in full on March 2, 2022. As further incentive to enter into this Note, AMRE granted LVAM warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years, and are exercisable at $5.00 per share (the “Exercise” Price). The value of the warrants is not considered to be material. The holder is a related party owned by the Chairman of the Company’s board of directors.

7. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2020, the remaining lease terms on our operating leases range from less than one year to approximately four years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2020.

Future minimum lease payments as of March 31, 2020 are as follows:

Totals
2020	295,000
2021	305,000
2022	290,000
2023	270,000
2024	22,000
Total lease payments	1,182,000
Less imputed interest	(63,000)
Lease liability	1,119,000

Current	369,000
Non-current	750,000

Weighted average remaining lease term (years)	3.41

Weighted average discount rate	5.37%

8. Commitments and Contingencies

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” On March 10, 2020 DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570.

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

On April 13, 2017, the Company filed a patent infringement lawsuit against Cree, Inc. (“Cree”) in the United States District Court for the Eastern District of Texas, alleging infringement of certain of the Company’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On June 8, 2017, the Company refiled its patent infringement complaint against Cree in the United States District Court for the Central District of California, and thereafter filed a first amended complaint for patent infringement against Cree in that same court on July 14, 2017. The case is currently pending as of the date of this Report. On June 6, 2018, Cree filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. This IPR was instituted and joined with the Seoul Semiconductor IPR. On June 7, 2018, Cree filed IPR petitions challenging the validity of certain claims U.S. Patent Nos. 7,524,087 and 6,949,771. Both IPRs were denied by the PTAB on November 14, 2018 as time barred. The challenged patent is the patent that is the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR.

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

In April 2019 DSS commenced an action in New York State Supreme Court, Monroe County against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. The defendant has been granted an extension to respond pending settlement negotiations. Mr. Ronaldi subsequently commenced an action against us in the Superior Court of California, County of San Diego, in November 2019, in which he alleges that we terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. Mr. Ronaldi contends that he is owed a $100,000 performance bonus for 2017 under this employment agreement with us as well as $91,000 in documented and unreimbursed expenses, and that DSS purported to terminate him for cause under the terms of his employment agreement in order to avoid paying such amounts. Mr. Ronaldi also contends that he is entitled to receive additional amounts, either under the terms of the employment agreement, or under theories of implied-in-fact contract or promissory estoppel, including, but not limited to, (i) additional performance bonuses of up to 15% of net litigation proceeds received by us from pending patent infringement litigations, of net licensing proceeds received by us other than from our internally developed IP, or of the net sales proceeds received by us in connection with the sale of any of our patent assets, (ii) earned but unpaid base salary, (iii) an equity grant of shares of our common stock, and (iv) payments for unused personal time and sick days. He seeks actual, compensatory, restitutionary and/or incidental damages in an amount to be determined at trial; prejudgment interest in an amount to be determined at trial; attorneys’ fees and costs; other costs of the suit; and such other and further relief as the court deems proper. We have made a motion to have the case dismissed and consolidated with the Monroe Co., New York, litigation. A hearing was set for April 24, 2020, for the court to consider that request, but due to the closure of the court due to pandemic a new date for the hearing will be set as soon as the court is back in operation.

Additionally, on March 2, 2020 DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi has been served and on April 24, 2020 Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York. The parties are awaiting the court’s scheduling of the status conference for the management of all pretrial activities and set a tentative date for trial.

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

On November 20, 2019, DSS Technology Management was sued in the United States District Court, Northern District of California, by Intel Corporation (“Intel”) and Apple Inc. (“Apple”). The other defendants in the litigation are Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, INC., Uniloc Luxembourg S.A.R.L., VLSI Technology LLC, INVT SPE LLC, Inventergy Global, INC., IXI IP, LLC, and Seven Networks, LLC. The complaint includes allegations regarding a February 13, 2014 Investment Agreement between DSS Technology Management and Fortress Credit Co. LLC as well as two subsequent agreements. The complaint also contains allegations regarding DSS Technology Management’s lawsuit against Intel that was filed in February 2015 in the United States District Court, Eastern District of Texas (referred to below). In the complaint, Intel and Apple allege violations of Section 1 of the Sherman Act and unfair competition under Cal. Bus. & Prof. Code § 17200 against DSS Technology Management. Additional claims are alleged against other defendants. Intel and Apple seek relief from the court including that defendants’ conduct be declared a violation of Section 1 of the Sherman Act, Section 7 of the Clayton Act, and Cal. Bus. & Prof. Code § 17200, et seq.; that Intel and Apple recover damages against defendants in an amount to be determined and multiplied to the extent provided by law, including under Section 4 of the Clayton Act; that all contracts or agreements defendants entered into in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared void and the patents covered by those transfer agreements be transferred back to the transferors; that all patents transferred to defendants in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared unenforceable; and that Intel and Apple recover their costs and expenses associated with this case, together with interest. DSS Technology Management responded to the complaint on February 4, 2020 by filing a motion to dismiss and strike the complaint as well as a motion to stay discovery. The court granted the motion to stay discovery on March 25, 2020. A hearing on the motion to dismiss and to strike the complaint is set for June 18, 2020.

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

Contingent Litigation Payments - The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of March 31, 2020, and December 31, 2019, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments - The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of March 31, 2020, there are no contingent payments due.

9. Stockholders’ Equity

Sales of Equity – On February 20, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “Offering”), of 740,741 (22,222,223 shares pre-reverse stock split) shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriter at a public offering price of $5.40 ($0.18 per shares pre-reverse stock split) per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 111,111 (3,333,333 shares pre-reverse stock split) additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The net offering proceeds to the Company from the Offering were approximately $4 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses, and assuming no exercise of the Underwriter’s over-allotment option. The offering was closed on February 25, 2020. Heng Fai Ambrose Chan, the Chairman of the Company’s Board of Directors, purchased $2 million of shares in the Offering.

On February 18, 2020, in accordance with the Chairman of the Company’s Board of Directors compensation plan as CEO of one of the Company’s subsidiaries,11,664 shares of the Company’s common stock were remitted in lieu of cash as settlement of his Q3 and Q4 2019 salary of $114,000 that was accrued as of December 31, 2019. Additionally, the Company has accrued approximately $61,000 representing his salary for Q1 2020 that has not yet been settled. This amount was recorded as stock-based compensation for the three months ended March 31, 2020.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended March 31, 2020, the Company had stock compensation expense of approximately $90,000 or less than $0.06 basic and diluted loss per share ($31,000, or less than $0.06 basic and diluted loss per share for the corresponding three months ended March 31, 2019 ).

10. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three-month periods ended March 31, 2020 and 2019:

	2020	2019

Cash paid for interest	$39,000	$30,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$-	$1,498,000
Loss from change in fair value of interest rate swap derivatives	$-	$(1,000)
Common stock issued upon conversion of convertible note	$-	$500,000
Equity issued to purchase intangible assets	$-	$145,000
Satisfaction of accrued expenses with issuance of common stock	$114,000	$-

11. Segment Information

The Company’s nine businesses lines are organized, managed and internally reported as five operating segments. Two of these operating segments, Packaging and Printing, and Plastics are engaged in the printing and production of paper, cardboard and plastic documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. A third operating segment, Digital, is comprised of DSS Digital Group, and DSS International, and is engaged in research, development, marketing and selling worldwide the Company’s digital products, including and primarily our AuthentiGuard® product, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. The fourth operating segment, Technology Management, primary mission has been to monetize its various patent portfolios through commercial litigation and licensing. Except for investment in its social networking related patents, we have historically partnered with various third-party funding groups in connection with patent monetization programs. The fifth segment, Direct Marketing, direct marketing or network marketing is the business of selling products or services directly to the public, e.g., by online or telephone selling, rather than through retailers. We believe this business has significant growth potential in the blossoming “gig economy” with comparisons to the growth that is being realized in parallel businesses such as ride sharing.

Approximate information concerning the Company’s operations by reportable segment for the three-month ended March 31, 2020 and 2019 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Period Ended March 31, 2020	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$3,158,000	$780,000	$490,000	$-	$573,000	$-	$5,001,000
Depreciation and amortization	223,000	57,000	9,000	14,000	-	57,000	360,000
Interest expense	27,000	8,000	4,000	-	-	-	39,000
Stock based compensation	4,000	-	20,000	-	-	66,000	90,000
Impairment of goodwill	-	(685,000)	-	-	-	-	(685,000)
Net Income (loss)	22,000	(1,046,000)	(46,000)	(241,000)	204,000	(860,000)	(1,967,000)
Capital expenditures	63,000	37,000	4,000	-	-	1,000	105,000
Identifiable assets	$10,626,000	$2,962,000	$757,000	$-	$865,000	$7,093,000	$22,303,000

Period Ended March 31, 2019	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$3,313,000	$1,053,000	$443,000	$-	$-	$-	$4,809,000
Depreciation and amortization	225,000	41,000	28,000	-	-	-	294,000
Interest expense	22,000	6,000	2,000	-	-	-	30,000
Stock based compensation	4,000	-	23,000	-	-	4,000	31,000
Impairment of goodwill	-	-	-	-	-	-	-
Net Income (loss)	89,000	(17,000)	(321,000)	(56,000)	-	(146,000)	(451,000)
Capital expenditures	126,000	77,000	8,000	-	-	-	211,000
Identifiable assets	$9,248,000	$4,506,000	$1,124,000	$110,000	$-	$1,182,000	$16,170,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Three months ended March 31, 2020
Packaging Printing and Fabrication	$2,966,000
Commercial and Security Printing	203,000
Technology Integrated Plastic Cards and Badges	220,000
Plastic Cards, Badges and Accessories	560,000
Total Printed Products	$3,949,000

Three months ended March 31, 2019
Packaging Printing and Fabrication	$2,961,000
Commercial and Security Printing	352,000
Technology Integrated Plastic Cards and Badges	503,000
Plastic Cards, Badges and Accessories	550,000
Total Printed Products	$4,366,000

Technology Sales, Services and Licensing Revenue Information:

Three months ended March 31, 2020
Information Technology Sales and Services	$11,000
Digital Authentication Products and Services	331,000
Royalties from Licensees	137,000
Total Printed Products	$479,000

Three months ended March 31, 2019
Information Technology Sales and Services	$74,000
Digital Authentication Products and Services	230,000
Royalties from Licensees	139,000
Total Printed Products	$443,000

Direct Marketing

Three months ended March 31, 2020
Direct Marketing Internet Sales	$573,000
Total Direct Marketing	$573,000

Three months ended March 31, 2019
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

12. SUBSEQUENT EVENTS

On May 4, 2020, Document Security Systems, Inc. (the “Company”) held a Special Meeting of Stockholders (the “Special Meeting”) at which the Company’s stockholders approved amendment to the Company’s certificate of incorporation to effect a reverse split of common stock of the Company by a ratio of 1-for-30 (the “Reverse Split”) with the effectiveness of such amendment to be determined by the Board of Directors of the Company (the “Board”). The form of the certificate of amendment to effect the Reverse Split was subsequently approved by the Board on May 4, 2020. On May 7, 2020, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of New York to effect a 1-for-30 reverse stock split of the Company’s outstanding common stock. The Amendment was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”). The reverse stock split has been retroactively applied to all financial statements presented.

In April 2020, the Company received loan proceeds in the amount of approximately $963,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

On April 3, 2020, by unanimous written consent, the Board of Directors authorized the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan, to certain managers and directors in the amount of 8,900 shares, at $0.22 per share which were immediately vested and issued. 5,800 of these shares where were fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period.

On April 27, 2020, the Board of Directors of the Company approved and the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with DSS BioHealth Security, Inc., a wholly owned subsidiary of the Company (“DBHS”), Singapore eDevelopment Limited, a Singapore corporation (“SeD”) that is listed on the Singapore Exchange, and Global BioMedical Pte Ltd, a Singapore corporation and wholly owned subsidiary of SeD (“GBM”), pursuant to which, among other things and subject to the terms and conditions contained therein, the DBHS will acquire of all of the outstanding capital stock (the “Impact Shares”) of Impact BioMedical Inc., a Nevada corporation and wholly owned subsidiary of GBM (“Impact BioMedical”) through a share exchange, with Impact BioMedical becoming a direct wholly owned subsidiary of the DBHS. The aggregate consideration for the Impact Shares will be the following to be issued to GBM by DSS (consideration prior to the reverse stock split noted above): (i) 14,500,000 newly issued shares of common stock of DSS, nominally valued at $3,132,000, or $0.216 per share; and (ii) 46,868 newly issued shares of a new series of perpetual convertible preferred stock of DSS (“Convertible Preferred Stock”) with a stated value of $46,868,000, or $1,000 per share, for a total consideration valued at $50 million. The Convertible Preferred Stock will be convertible into shares of common stock of DSS, subject to a 19.9% beneficial ownership conversion limitation (“blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the Convertible Preferred Stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the Convertible Preferred Stock. The Holders of Convertible Preferred Stock will be entitled to a liquidation preference at a liquidation value of $1,000 per share, and the Company will have the right to redeem all or any portion of the then outstanding shares of Convertible Preferred Stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share. The closing of the purchase and sale of the Impact Shares contemplated under the Share Exchange Agreement is subject to a number of customary and other conditions, including both the Company and SeD having obtained approvals from their respective shareholders, SeD having obtained requisite approval from the Singapore Exchange, and receipt by DSS of audited financial statements of Impact BioMedical, which will be included in DSS’s proxy statement soliciting the vote of its shareholders.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (the “Company”) operates in nine (9) business linessegments through nine (9) DSS subsidiaries located around the globe.

Of the nine subsidiaries, four of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (DSS Packaging and Printing Group), (2) Plastic Printing Professionals, Inc (DSS Plastics Group), (3) DSS Digital Inc., and its subsidiaries (DSS Digital Group), and (4) DSS Technology Management, Inc. (DSS Technology Management). Premier Packaging Corporation operates in the paper board folding carton, smart packaging and document security printing markets, Plastic Printing Professionals, Inc. operates in the security printing and plastic ID systems market. These two companies develop, market, manufacture and sell paper and plastic products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. DSS Digital Inc., researches, develops, markets and sells the Company’s digital products worldwide. The primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. DSS Technology Management Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2020, under its Decentralize Sharing Systems, Inc. subsidiary, created a fifth business segment, Direct Marketing. Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market.

In addition to the four subsidiaries listed above, in 2019 and early 2020, DSS has created five new, wholly owned subsidiaries. (5) DSS Blockchain Security, Inc., a Nevada corporation, that intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (6) Decentralize Sharing Systems, Inc., a Nevada corporation, seeks to provide services to assist companies in the new business model of the peer-to-peer decentralized sharing marketplaces. (7) DSS Securities, Inc., a Nevada corporation, has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. (8) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the biohealth and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (9) DSS Secure Living, Inc., a Nevada Corporation, intends to develop top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. Aside from Decentralized Sharing Systems, Inc. the activity in the these newly created subsidiaries haves been minimal . or in various start-up or organizational phases.

The five reporting segments are as follows:

DSS Packaging and Printing Group - Operating under the name Premier Packaging Corporation (a New York corporation), the DSS Packaging and Printing Group produces custom packaging serving clients in the pharmaceutical, nutraceutical, beverage, specialty foods, photo packaging and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers along with technical support for our technology licensees. The division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, secure coupons and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing, authentification and related technologies.

DSS Plastics Group - Manufactures laminated and surface printed cards, which can include magnetic stripes, bar codes, holograms, signature panels, invisible ink, biometrics, radio frequency identification (RFID) and watermarks for printed plastic documents such as ID cards, event badges and driver’s licenses. DSS Plastics Group is headquartered in Brisbane, California and operates under the name of Plastic Printing Professionals, Inc., a New York corporation.

DSS Digital Group - This division researches, develops, markets and sells worldwide the Company’s digital products, including and primarily our AuthentiGuard® product, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. The AuthentiGuard® product allows our customers to implement a security mark utilizing conventional printing methods that is copy and counterfeit-resistant and that can be read and recorded utilizing smartphones and other digital image capture devices, which can be utilized by that customer’s suppliers, field personnel and end users throughout its global product supply and distribution chains.

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

Direct Marketing - Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market. We believe this business has significant growth potential in the now popular “gig economy”. Consistent with the Company’s strategic business plan and vision, we plan to enter the direct marketing or network marketing industry and take advantage of the opportunities that exist. We have entered into partnerships with existing direct marketing companies to access U.S., Canadian, Asian and Pacific Rim markets. In addition, we have acquired various domestic and international operating licenses from those companies. Through the acquisitions we have secured product licenses, formulas, existing sales networks, patents, web sites, and other resources to initiate sales and revenue generation for this line. We are currently planning different options on how to take advantage of this opportunities in the direct selling market and help DSS in its global branding.

Results of Operations for the Three Months Ended March 31, 2020 as compared to the Three Months Ended March 31, 2019

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Revenue

	Three months ended March 31, 2020	Three months ended March 31, 2019	% Change
Revenue
Printed products	$3,949,000	$4,366,000	-10%
Technology sales, services and licensing	479,000	443,000	8%
Direct marketing	573,000	-	n/a

Total Revenue	$5,001,000	$4,809,000	4%

For the three months ended March 31, 2020, total revenue increased 4% as compared to the three months ended March 31, 2019. Revenues from the sale of Printed products decreased 10% during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to significant decreased packaging and technology card sales. Technology sales, services and licensing revenue increased 8% during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to a significant increase in AuthentiGuard sales. Direct marketing revenue increase illustrates the Company’s entrance into the direct marketing industry and its associated opportunities.

Costs and expenses

	Three months ended March 31, 2020	Three months ended March 31, 2019	% Change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$3,271,000	$3,160,000	4%
Sales, general and administrative compensation	1,119,000	920,000	22%
Depreciation and amortization	360,000	294,000	22%
Professional fees	601,000	292,000	106%
Stock based compensation	90,000	31,000	190%
Sales and marketing	405,000	116,000	249%
Rent and utilities	207,000	190,000	9%
Impairment of goodwill	685,000	-	n/a
Other operating expenses	219,000	228,000	-4%

Total costs and expenses	$6,957,000	$5,231,000	33%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased by 4% during the three months ended March 31, 2020 as compared to the same period in 2019. This increase is driven primarily by an increase in labor and freight costs at the Company’s Packaging and Plastic groups as well as inventory costs associated with its Direct Marketing business segment.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 22% during the three months ended March 31, 2020, as compared to the same period in 2019, primarily reflects the reduced effect of monthly amortization of the LED IP management fee advance, which was exhausted in November 2019, as well as an increase in cost of the Company’s health and welfare programs.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three months ended March 31, 2020, depreciation and amortization expense increased 22% as compared to the same period in 2019, primarily due to the addition of pre-production software and hardware and production equipment at the DSS Packaging and Printing Group.

Professional fees increased 106% during the three months ended March 31, 2020, as compared to the same period in 2019, mostly due to increases in legal services for the outsourcing of corporate legal services, legal fees associated with the defense of a suit brought by Intel Corporation and Apple, Inc. against the Company (see Note 8), and consulting fees incurred by the Direct Marketing segment.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation increased 190% driven by stock based compensation totaling approximately $61,000 accrued for the CEO of a subsidiary of the Company.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 249% during the three months ended March 31, 2020 as compared to the same period in 2019, resulting from an increase in commissions paid to brokers of approximately $179,000 associated with the Company’s Direct Marketing segment.

Rent and utilities increased by 9% during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in facilities maintenance costs and rent expense for the Company’s printed products group.

Impairment of goodwill is a result of several factors identified subsequent to quarter end, including the impact of the COVID-19 outbreak that has led the Company to determined that circumstances exist in its DSS Plastics Group that indicate that it is more likely than not that a goodwill impairment exists and has recorded an impairment of $685,000 at March 31, 2020.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support and insurance costs. During the three months ended March 31, 2020, other operating expenses decreased 4% as compared to the same period in 2019, due primarily to an adjustment in the carrying value of the Company’s allowance for doubtful accounts.

Other Income (Expense)

	Three months ended March 31, 2020	Three months ended March 31, 2019	% Change
Other Income (Expense)
Interest Income	$24,000	$2,000	1100%
Interest Expense	(39,000)	(30,000)	30%
Gain on marketable securities	4,000	-	n/a
Amortization of deferred financing costs and debt discount	-	(1,000)	-100%

Total costs and expenses	$(11,000)	$(29,000)	-62%

Interest income is recognized on the Company’s money markets as well as the notes receivable identified in Note3.

Interest expense increased 30% during the three months ended March 31, 2020, as compared to the same period in 2019, mostly due to the interest expense incurred with the utilization of the capital line of credit at Premier Packaging Corporation during Q3 2019, as well as utilization of the revolving line of credit at Premier Packaging Corporation during Q1 2020.

Amortized debt discount remained relatively flat during the three months ended March 31, 2020, as compared to the same periods in 2019.

Net Loss

	Three months ended March 31, 2020	Three months ended March 31, 2019	% Change

Net Loss	$(1,967,000)	$(451,000)	336%

Loss per common share:
Basic and diluted	$(1.23)	$(0.77)	59%

For the three months ended March 31, 2020, the Company recorded net loss of $1,967,000, as compared to a net loss of $451,000 during the same period in 2019. The increases in operating losses incurred during the three months ended March 31, 2020 as compared to the same periods in 2019 primarily reflect the combined impact of a decline in revenues in the Printed Products Group coupled with the reduced effect of monthly amortization of the LED IP management fee advance, which was exhausted in November 2019, as well as an increase in cost of the Company’s health and welfare programs., professional fees, and stock based compensation, as well as the impairment of goodwill

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, the Company had cash of $3,802,000.

Operating Cash Flow – During the three months ended March 31, 2020, the Company used approximately $469,000 of cash for operations as compared to the $876,000 in cash used for operations during the three months ended March 31, 2019. The decrease in the use of cash for operations primarily reflects the timing of accounts receivable, accounts payable and accrued liabilities changes.

Investing Cash Flow – During the three months ended March 31, 2020, the Company expended approximately $105,000 on equipment for its packaging and plastics groups, $566,000 on the purchase of marketable securities, and $462,000 on note receivable investments.

Financing Cash Flows – During the three months ended March 31, 2020, the Company made aggregate principal payments for long-term debt of approximately $121,000 and had borrowings of $200,000 and $300,000 in relation to long-term debt and its revolving line of credit. The Company also received approximately $4,000,000 of net proceeds from the sale of the Company’s common stock.

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $3.8 million in cash, and a positive working capital position of approximately $5.5 million as of March 31, 2020, the Company has incurred negative cash flows from operating and investing activities over the past two years. To continue as a going concern, on February 25, 2020, Company entered into an underwriting agreement with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) of 851,852 shares ,inclusive of 111,111 over-allotment shares exercised (pre-reverse stock split 25,555,556 shares and 3,333,333 over-allotment). of the Company’s common stock. The net offering proceeds (inclusive of the over-allotment exercise) to the Company approximated $4.0 million.

The expected use of cash for operations in 2020 will be primarily for funding, working capital, acquisition and investment opportunities, and the continued R&D costs, associated with the AuthentiGuard product line and the sales and marketing costs associated with the continued global roll-out of the product. The Company will also use these funds to make capital improvements at its two manufacturing facilities to increase production capacity and create efficiencies, as well as to diversify its revenue streams and take advantage of profit opportunities.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments including international expansion of our AuthentiGuard product, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn of its IP Monetization program.

At the Company’s current operating levels and capital usage, we believe that our $3.8 million in aggregate cash and equivalents as of March 31, 2020 would allow us to fund our nine business lines operating current and planned operations through May 2021. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2019 describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2020, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 which remained as of March 31, 2020, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2020 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 8 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

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

DOCUMENT SECURITY SYSTEMS, INC.

May 14, 2020	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

