Form 10-Q
period 2020-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2020-08-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______ .

001-32146
Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other Jurisdiction of incorporation- or Organization)	(IRS Employer Identification No.)

200 Canal View Boulevard, Suite 104
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

As of August 5, 2020, there were 4,631,845 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	unaudited

ASSETS
Current assets:
Cash	$7,176,000	$1,096,000
Accounts receivable, net	2,445,000	4,212,000
Inventory	1,774,000	1,366,000
Assets held for sale - discontinued operations	236,000	342,000
Prepaid expenses and other current assets	510,000	460,000
Total current assets	12,141,000	7,476,000

Property, plant and equipment, net	4,257,000	4,329,000
Investment	3,445,000	2,154,000
Marketable securities	1,976,000	-
Notes receivable	522,000	793,000
Non-current assets held for sale - discontinued operations	1,608,000	1,813,000
Other assets	311,000	50,000
Right-of-use assets	37,000	142,000
Goodwill	1,769,000	2,454,000
Other intangible assets, net	1,347,000	935,000
Total assets	$27,413,000	$20,146,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$690,000	$1,492,000
Accrued expenses and deferred revenue	883,000	936,000
Other current liabilities	522,000	390,000
Current Liabilities held for sale - discontinued operations	274,000	274,000
Revolving line of credit	-	500,000
Current portion of lease liability	35,000	123,000
Current portion of long-term debt, net	426,000	441,000
Total current liabilities	2,830,000	4,156,000

Long-term debt, net	3,388,000	2,310,000
Long term lease liability	3,000	19,000
Non-current liabilities held for sale - discontinued operations	677,000	807,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	44,000	44,000

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 2,995,000 shares issued and outstanding (1,206,000 on December 31, 2019)	60,000	24,000
Additional paid-in capital	126,058,000	115,560,000
Non-controlling interest in subsidiary	(181,000)	-
Accumulated deficit	(105,973,000)	(103,281,000)
Total stockholders’ equity	19,964,000	12,303,000

Total liabilities and stockholders’ equity	$27,413,000	$20,146,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Printed products	$2,266,000	$3,000,000	$5,434,000	$6,314,000
Technology sales, services and licensing	357,000	484,000	836,000	927,000
Direct marketing	506,000	-	1,078,000	-
Total revenue	3,129,000	3,484,000	7,348,000	7,241,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	1,798,000	2,384,000	4,439,000	4,917,000
Selling, general and administrative (including stock based compensation)	2,293,000	1,510,000	4,487,000	2,890,000
Depreciation and amortization	275,000	293,000	578,000	546,000
Total costs and expenses	4,366,000	4,187,000	9,504,000	8,353,000
Operating loss	(1,237,000)	(703,000)	(2,156,000)	(1,112,000)

Other income (expense):
Interest income	27,000	3,000	51,000	4,000
Interest expense	(42,000)	(31,000)	(73,000)	(55,000)
Gain on marketable securities	580,000	-	584,000	-
Amortization of deferred financing costs and debt discount	-	(1,000)	(1,000)	(1,000)
Loss before income taxes	(672,000)	(732,000)	(1,595,000)	(1,164,000)

Income tax expense (benefit)	-	-	-	-
Loss from continuing operations	(672,000)	(732,000)	(1,595,000)	(1,164,000)
Loss from discontinued operations	(232,000)	(299,000)	(1,278,000)	(316,000)
Net Loss	(904,000)	(1,031,000)	(2,873,000)	(1,480,000)

Loss attributed to noncontrolling interest	114,000	-	181,000	-

Net loss from continuing operations attributable to common stockholders	(558,000)	(732,000)	(1,414,000)	(1,164,000)

Other comprehensive loss:
Interest rate swap loss	-	(15,000)	-	(15,000)

Comprehensive loss:	(904,000)	(1,046,000)	(2,873,000)	(1,495,000)

Loss per common share - continuing operations:
Basic	$(0.27)	$(1.00)	$(0.76)	$(1.75)
Diluted	$(0.27)	$(1.00)	$(0.76)	$(1.75)

Loss per common share - discontinued operations:
Basic	$(0.11)	$(0.41)	$(0.68)	$(0.48)
Diluted	$(0.11)	$(0.41)	$(0.68)	$(0.48)

Shares used in computing loss per common share:
Basic	2,103,199	730,244	1,870,439	663,723
Diluted	2,103,199	730,244	1,870,439	663,723

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(1,595,000)	$(1,164,000)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	578,000	546,000
Stock based compensation	84,000	59,000
Unrealized gain on investment	(584,000)	-
Amortization of deferred financing costs and debt discount	-	1,000
Decrease (increase) in assets:
Accounts receivable	1,399,000	(176,000)
Inventory	(266,000)	295,000
Prepaid expenses and other current assets	(81,000)	54,000
Other assets	(94,000)	-
Increase (decrease) in liabilities:
Accounts payable	(786,000)	141,000
Accrued expenses	(169,000)	(250,000)
Other liabilities	133,000	(1,326,000)
Net cash used by operating activities	(1,381,000)	(1,820,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(84,000)	(95,000)
Purchase of investment	(1,291,000)	-
Purchase of marketable securities	(1,392,000)	-
Note receivable investment	(566,000)	-
Purchase of intangible assets	-	(350,000)
Net cash used by investing activities	(3,333,000)	(445,000)

Cash flows from financing activities:
Payments of long-term debt	(142,000)	(56,000)
Borrowings of long-term debt	1,272,000	-
Borrowings from revolving lines of credit, net	(500,000)	-
Borrowings from convertible of note	-	500,000
Issuances of common stock, net of issuance costs	10,220,000	4,880,000
Net cash provided by financing activities	10,850,000	5,324,000

Cash flows from discontinued operations:
Cash provided by operations - discontinued operations	73,000	(15,267)
Cash used by investing activities	(62,000)	(54,000)
Cash provided by financing activities	(67,000)	(66,000)
Net cash used by discontinued operations	(56,000)	(135,267)

Net increase in cash	6,080,000	2,924,000
Cash at beginning of period	1,096,000	2,448,000

Cash at end of period	$7,176,000	$5,372,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Non- controlling Interest in	Accumulated
	Shares	Amount	Capital	Loss	Subsidiary	Deficit	Total

Balance, December 31, 2019	1,206,000	$24,000	$115,560,000	$-	$-	$(103,281,000)	$12,303,000

Issuance of common stock, net	863,000	18,000	4,036,000	-	-	-	4,054,000
Stock based payments, net of tax effect	-	-	28,000	-	-	-	28,000
Net loss	-	-	-	-	(67,000)	(1,900,000)	(1,967,000)
Balance, March 31, 2020	2,069,000	$42,000	$119,624,000	$-	$(67,000)	$(105,181,000)	$14,418,000

Issuance of common stock, net	896,000	17,000	6,168,000	-	-	-	6,396,000
Stock based payments, net of tax effect	30,000	1,000	266,000	-	-	-	56,000
Net loss	-	-	-	-	(114,000)	(792,000)	(906,000)
Balance, June 30, 2020	2,995,000	$60,000	$126,058,000	$-	$(181,000)	$(105,973,000)	$19,964,000

Balance, December 31, 2018	581,000	$11,000	$107,962,000	$(7,000)	-	$(100,392,000)	$7,574,000

Issuance of common stock, net	19,000	-	638,000	-	-	-	638,000
Stock based payments, net of tax effect	-	-	31,000	-	-	-	31,000
Other comprehensive loss	-	-	-	(1,000)	-	-	(1,000)
Net loss	-	-	-	-	-	(451,000)	(451,000)
Balance, March 31, 2019	600,000	$11,000	$108,631,000	$(8,000)	$-	$(100,843,000)	$7,791,000

Issuance of common stock, net	373,000	7,000	4,880,000	-	-	-	4,887,000
Stock based payments, net of tax effect	-		28,000	-	-	-	28,000
Other comprehensive loss	-	-	-	(14,000)	-	-	(14,000)
Net loss	-	-	-	-	-	(1,031,000)	(1,031,000)
Balance, June 30, 2019	973,000	$18,000	$113,539,000	$(22,000)	$-	$(101,874,000)	$11,661,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”) operates eight (8) business lines through eight (8) DSS subsidiaries located around the globe.

Of the eight subsidiaries, three of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (DSS Packaging and Printing Group), (2) DSS Digital Inc., and its subsidiaries (DSS Digital Group), and (3) DSS Technology Management, Inc. (DSS Technology Management).  Premier Packaging Corporation operates in the paper board folding carton, smart packaging and document security printing markets. It markets, manufactures and sells paper products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. DSS Digital Inc., researches, develops, markets and sells the Company’s digital products worldwide. The primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. DSS Technology Management Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2020, under its Decentralize Sharing Systems, Inc. subsidiary, created a fourth business segment, Direct Marketing. Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market.

In addition to the four subsidiaries listed above, in 2019 and early 2020, DSS has created five new, wholly owned subsidiaries. (4) DSS Blockchain Security, Inc., a Nevada corporation, that intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (5) Decentralize Sharing Systems, Inc., a Nevada corporation, seeks to provide services to assist companies in the new business model of the peer-to-peer decentralized sharing marketplaces. (6) DSS Securities, Inc., a Nevada corporation, has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. (7) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the biohealth and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (8) DSS Secure Living, Inc., a Nevada Corporation, intends to develop top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. Aside from Decentralized Sharing Systems, Inc. the activity in the these newly created subsidiaries have been minimal or in various start-up or organizational phases.

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

AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulate investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. American Medical REIT, Inc is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide. AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. As of June 30, 2020 there have been no portfolio of licensed medical real estate originated or acquired.

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

Marketable Securities – The Company’s investments in marketable equity securities are classified based on the nature of the securities. Marketable securities are classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income (expense). The majority of our marketable securities consist of our common stock investment in Sharing Services Global Corp. (SHRG), a publicly traded corporation. The CEO of SHRG is also on the Company’s board of directors and the Chairman of the board of directors of the Company is also on the board of directors of SHRG. At June 30, 2020, the Company owns approximately 17% of SHRG and has continued to acquire common stock subsequent to quarter end (Note 13). The following table indicates the original cost, unrealized gains, and fair market value of the Company’s marketable securities:

June 30, 2020
Original costs	$1,392,000
Unrealized gains	584,000

Fair market value	$1,976,000

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, prepaids, marketable securities, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do not reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of investments carried at cost less impairment; however, the fair value is not considered readily determinable based on the lack of liquidity for the shares owned.

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. Due to factors identified during the six months ended June 30, 2020, including the impact of the COVID-19 outbreak, the Company has quantitatively tested the carrying value of its goodwill associated with the DSS Plastics Group and has determined circumstances exist that indicate that it is more likely than not that a goodwill impairment exists and has recorded an impairment of $685,000 during the six months ended June 30, 2020. This impairment has been included in the calculation of the discontinued operations of DSS Plastics group.

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

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for certain assets of its plastic printing business line, which it operates under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly-owned subsidiary of the Company. Remaining assets of DSS Plastics are being either sold separately or retained by our existing businesses and the operations of DSS Plastics are being discontinued. Based on its magnitude of revenue to the Company (approximately 18% for the six months ended June 30, 2020) and because the Company was exiting the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held For Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) as Loss from Discontinued Operations. See Note 10.

Reverse Stock Split - On May 4, 2020, Document Security Systems, Inc. (the “Company”) held a Special Meeting of Stockholders (the “Special Meeting”) at which the Company’s stockholders approved amendment to the Company’s certificate of incorporation to effect a reverse split of common stock of the Company by a ratio of 1-for-30 (the “Reverse Split”) with the effectiveness of such amendment to be determined by the Board of Directors of the Company (the “Board”). The form of the certificate of amendment to effect the Reverse Split was subsequently approved by the Board on May 4, 2020. On May 7, 2020, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of New York to effect a 1-for-30 reverse stock split of the Company’s outstanding common stock. The Amendment was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”). The reverse stock split has been retroactively applied to all financial statements presented.

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

For the three and six months ended June 30, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted earnings per share as the Company had a net loss, since their inclusion would have been anti-dilutive.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the six months ended June 30, 2020, two customers accounted for approximately 23% and 17%, respectively, of the Company’s consolidated revenue and accounted for 34% and 13%, respectively, of the Company’s accounts receivable balance as of June 30, 2020. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

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

Impact of COVID-19 Outbreak - The COVID-19 pandemic has created global economic turmoil and has potentially permanently impacted how many businesses operate and how individuals will socialize and shop in the future. We continue to feel the effect of the COVID-19 business shutdowns and consumer stay-at-home protections. But the effect of the economic shutdown has impacted our business lines differently; some more severely than others. In most cases, we believe the negative economic trends and reduced sales will recover over time. However, management determined that one of its business lines, DSS Plastics, has been, and will continue to be, more severely impacted by the pandemic than our other divisions. We do not believe this is a short-term phenomenon. We expect that this business may be permanently impacted because we believe that both consumer and corporate future travel habits will be negatively impacted and, as a result, use of hotel access cards will be diminished. We believe that conventions and sporting events will be fewer and smaller in attendance, and therefore demand for our card identification products will be reduced. Further, we believe that physical security cards and individual IDs will be replaced by more digital and optical technologies. As a result, management decided to fully impair its goodwill related to DSS Plastics during the first quarter 2020. The impact to our first quarter 2020 earnings of this impairment was approximately $685,000.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $7.2 million in cash, and a positive working capital position of approximately $9.3 million as of June 30, 2020, the Company has incurred negative cash flows from operating and investing activities over the past two years.

To continue as a going concern, during Q1 and Q2 2020 and subsequently in Q3 2020, the Company entered into underwriting agreements with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) shares of the Company’s common stock. The net offering proceeds (inclusive of offerings that concluded after June 30, 2020) to the Company approximated $20.1 million.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn of its IP Monetization program.

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $7.2 million in aggregate cash and equivalents as of June 30, 2020, as well as the $9.9 million raised subsequent to June 30, 2020, would allow us to fund our eight business lines current and planned operations through August 2021. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

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

As of June 30, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At June 30, 2020, the Company established a reserve for doubtful accounts of approximately $9,000 ($41,000 – December 31, 2019). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2020.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 12 for disaggregated revenue information.

3. Notes Receivable

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of June 30, 2020 and December 31, 2019 this TBD Note had outstanding principal and interest of approximately $522,000 and $507,000, respectively.

On October 9, 2019 and November 11, 2019 the Company’s subsidiary Decentralized Sharing Systems, Inc. entered into two, separate on demand, secured, convertible notes with RBC Life Sciences, Inc. (RBC), a Nevada corporation. The first Note, dated October 9th, lent the principal sum of $200,000 and accrues interest at 6% with a maturity date of November 11, 2019 (“Note #1) This note also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 75% of the total shares common stock that will be outstanding upon such conversion at a fully-diluted basis. Note #1 was also secured by and among other things all of the assets of RBC and its subsidiaries, and was guaranteed by its subsidiary, RBC Life Sciences USA, Inc. The Company had advanced $209,000 in principal Note #1 as of June 30, 2020 and December 31, 2019. The balance was allocated between other intangible assets and property, plant and equipment at June 30, 2020 as part of the foreclosure accounting described below.

The second Note (Note #2) dated November 11, 2019, established a secured, convertible, revolving line of credit to RBC up to an aggregate principal sum of $800,000, funded at the sole discretion of lender, and accruing at annual interest rate of 10% with a scheduled maturity date of November 11, 2024. Accrued interest on any outstanding principal balance was scheduled to be payable monthly commencing on December 25, 2019. Further, any amount of principal repaid during the term of the note is allowed to be re-advanced at any time prior to the earlier of the termination of this note or the maturity date. This note also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 100% of the outstanding shares of common stock of RBC direct and indirect subsidiaries. This Note #2 was also secured by a 2nd lien on all of the assets of RBC, behind the first lien securing Note #1, and a first lien on all of the assets of RBC’s multiple subsidiaries and the full guarantee of these subsidiaries. The amount advanced and outstanding interest of Note #2 as of June 30, 2020 and December 31, 2019, was approximately $629,000 and $83,000 respectively. The balance was allocated between other intangible assets and property, plant and equipment at June 30, 2020 as part of the foreclosure accounting described below.

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

On April 8, 2020, the Company initiated Uniform Commercial Code Article 9 foreclosure proceedings against the remaining assets of RBC and its subsidiaries at a public sale on April 23, 2020. Again, the Company chose to forego the optional conversion of the outstanding principal and interest into 100% ownership, as was allowed in the terms of the note. Instead it elected to pursue through a public foreclosure sale collateral that secured Note #2. As a result of the Company being the high bidder at that foreclosure sale, the Company now owns and controls certain former assets of RBC and its subsidiaries.

During the second quarter of 2020, the Company completed its evaluation of the assets acquired through foreclosure of Note 1 and 2 above and determined the value received supported the recoverability of the carrying value of the two notes. In accordance with Financial Accounting Standards Board Codification 310 Receivables Goodwill and Other, the assets value will be recorded at the carrying value of the debt, allocated based on the value identified. The carrying values of Note 1 and Note 2 were reclassed as property, plant, and equipment and other intangible assets in the amounts of $201,000 and $637,000 respectively within the accompanying financial statements. These amounts will be depreciated and amortized over their useful lives.

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

Further, pursuant to and in connection with the Term Sheet, effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000.00 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. AMRE’s failure to pay any amount due on the Note within five days of when payment is due constitutes an event of default under the Note, pursuant to which the Company can declare the Note due and payable. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of June 30, 2020, this Note had outstanding principal and interest of approximately $818,000. Upon consolidation this Note is eliminated.

U.S. GAAP requires that for each business combination, one of the combining entities shall be identified as the acquirer, and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination. The Company has determined that its aforementioned 52.5% equity interest in AAMI provides existence of a controlling financial interest and has concluded to account for this transaction in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). As of June 30, 2020, AMRE had incurred $364,000 of cost of which $181,000 is attributable to the non-controlling interest.

5. Investment

As of March 31, 2020, the Company owned 88,174,129 ordinary shares of Singapore eDevelopment Limited (“SED”) a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited, at an exercise price of SGD$0.04 (US$0.029) per share and warrants to purchase an additional 44,005,182 ordinary shares at an exercise price of SGD$0.04 (US$0.029) per share. On June 25, 2020, the Company exercised those warrants bringing its total ownership to 127,179,311 shares or approximately 10% of the outstanding shares of SED at June 30, 2020. Under ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and the Company carries its investment in SED at costs, less impairments. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of SED. The carrying value of the investment as of June 30, 2020 was approximately $3,445,000. As of June 30, 2020 the share price of SED was approximately US$0.09 per share.

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (2.2% as of June 30, 2020). This revolving line of credit was renewed and has a maturity date of May 31, 2021 and is renewable annually. As of June 30, 2020 the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of June 30, 2020, the Term Note had a balance of $831,000. The Company pays a monthly amount of $13,000 in principal and interest.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens which was converted into two term notes under which the Company will make monthly payments of $14,000 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. As of June 30, 2020, the combined balance of the term notes was $510,000. On July 20, 2020 a payoff payment was processed, and this loan was paid in full.

Term Loan Debt - On April 28, 2015, Premier Packaging entered into a term note with Citizens for $525,000, repayable over a 60-month period. The loan bears interest at 3.62% and is payable in equal monthly installments of $10,000 until April 28, 2020. Premier Packaging used the proceeds of the term note to acquire a HP Indigo 7800 Digital press. The loan is secured by the printing press. As of June 30, 2020, the loan had a balance of $0.

Promissory Notes - On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. As of June 30, 2020, the new, consolidated Promissory Note had a balance of $1,119,000.

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging and Plastic Printing Professionals, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2019, Premier Packaging was in compliance with the annual covenants, however Plastic Printing Professionals was not. Plastic Printing Professionals has sought and received a one-time waiver from compliance from Citizens for this violation during the six months ended June 30, 2020.

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

During Q2 2020, the Company received loan proceeds for Premier Packaging, DSS Digital, and AAMI in the amount of approximately $1,072,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of August 4, 2020 applications for Premier Packaging and DSS Digital were submitted for 100% loan forgiveness and are currently pending. Based on the uncertainty surrounding the forgiveness, the amounts are recorded as long-term debt on the accompanying consolidated balance sheets at June 30, 2020. If not forgiven, these loans calculate interest at 1% and have a two year repayment period.

7. Lease Liability

The Company has operating leases predominantly for operating facilities. As of June 30, 2020, the remaining lease terms on our operating leases range from less than one to two years. DSS Plastics Group which entered into an asset purchase agreement is not included in the lease liability calculation (see Note 10). Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of June 30, 2020.

Future minimum lease payments as of June 30, 2020 are as follows:

Maturity of Lease Liability
Totals
2020	$31,000
2021	6,000
2022	5,000
Total lease payments	42,000
Less: Imputed Interest	(4,000)
Total lease liability	$38,000

Current	$35,000
Noncurrent	$3,000

Weighted-average remaining lease term (years)	.8

Weighted-average discount rate	5.4%

8. Commitments and Contingencies

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” On March 10, 2020 DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570. DSSTM has filed its Plaintiff-Appellate brief and Apple has filed an unopposed motion for extension of time to file its responsive brief.

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

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report. On May 10, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,919,787. On May 11, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,652,297. On May 25, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,524,087. On May 29, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 6,949,771. On May 30, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. The 6,949,771 IPR was denied institution, but the remaining IPRs were instituted by the PTAB. On December 10, 2018, Nichia refiled IPRs relating to 6,949,771, which was denied by the PTAB on April 15, 2019. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings. On September 17, 2019, the PTAB issued a written decision determining claims 1-14 of the ‘787 patent unpatentable. The Company did not appeal that determination. On October 30, 2019, the PTAB issued a written decision determining claims 1-17 of the ‘297 patent unpatentable. The Company did not appeal that determination. On November 19, 2019, the PTAB issued a written decision determining claims 1-5 of the ‘486 patent unpatentable. The Company has appealed that determination to the U.S. Court of Appeals for the Federal Circuit. The Company’s opening brief on this appeal is currently due September 10, 2020.

In April 2019 DSS commenced an action in New York State Supreme Court, Monroe County against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. The defendant has been granted an extension to respond pending settlement negotiations. Mr. Ronaldi subsequently commenced an action against us in the Superior Court of California, County of San Diego, on November 8, 2019, under case number 37-2019-00059664-CU-CO-CTL, in which he alleges that we terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. Mr. Ronaldi contends that he is owed a $100,000 performance bonus for 2017 under this employment agreement with us as well as $91,000 in documented and unreimbursed expenses, and that DSS purported to terminate him for cause under the terms of his employment agreement in order to avoid paying such amounts. Mr. Ronaldi also contends that he is entitled to receive additional amounts, either under the terms of the employment agreement, or under theories of implied-in-fact contract or promissory estoppel, including, but not limited to, (i) additional performance bonuses of up to 15% of net litigation proceeds received by us from pending patent infringement litigations, of net licensing proceeds received by us other than from our internally developed IP, or of the net sales proceeds received by us in connection with the sale of any of our patent assets, (ii) earned but unpaid base salary, (iii) an equity grant of shares of our common stock, and (iv) payments for unused personal time and sick days. He seeks actual, compensatory, restitutionary and/or incidental damages in an amount to be determined at trial; prejudgment interest in an amount to be determined at trial; attorneys’ fees and costs; other costs of the suit; and such other and further relief as the court deems proper. We filed a motion to have the case dismissed and consolidated with the Monroe Co., New York, litigation. In response to DSS’s Motion to Dismiss, the Superior Court of California, County of San Diego, Central, in case number 37-2019-00059664-CU-CO-CTL, after considering the matter under submission on July 17, 2020, granted DSS’s motion and did dismiss the entire action without prejudice. As a result of that ruling, DSS filed a motion in the New York Monroe County court litigation to have that court’s stay lifted and to allow that case to move forward.

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

On September 18, 2019, DSS filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 7,315,119. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case. On May 18, 2020, Seoul Semiconductor filed an IPR petition challenging the validity of claims 1-7 of the patent. The District Court has entered a stay of the District Court proceedings pending the outcome of the IPR petition.

On September 19, 2019, DSS filed a patent infringement lawsuit against Cree, Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,784,460. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On February 11, 2020, Cree filed an IPR petition challenging the validity of the patent claims. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case. The District Court has entered a stay of the District Court proceedings pending the outcome of the IPR petition.

On September 20, 2019, DSS filed a patent infringement lawsuit against Nichia Corp. and Nichia America Corp. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,879,040. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case. On May 18, 2020, Nichia filed an IPR petition challenging the validity of claims 1-4, 8, and 11 of the patent. The District Court has entered a stay of the District Court proceedings pending the outcome of the IPR petition.

On November 20, 2019, DSS Technology Management was sued in the United States District Court, Northern District of California, by Intel Corporation (“Intel”) and Apple Inc. (“Apple”). The other defendants in the litigation are Fortress Investment Group LLC, Fortress Credit Co. LLC, Uniloc 2017 LLC, Uniloc USA, INC., Uniloc Luxembourg S.A.R.L., VLSI Technology LLC, INVT SPE LLC, Inventergy Global, INC., IXI IP, LLC, and Seven Networks, LLC. The complaint includes allegations regarding a February 13, 2014 Investment Agreement between DSS Technology Management and Fortress Credit Co. LLC as well as two subsequent agreements. The complaint also contains allegations regarding DSS Technology Management’s lawsuit against Intel that was filed in February 2015 in the United States District Court, Eastern District of Texas (referred to below). In the complaint, Intel and Apple allege violations of Section 1 of the Sherman Act and unfair competition under Cal. Bus. & Prof. Code § 17200 against DSS Technology Management. Additional claims are alleged against other defendants. Intel and Apple seek relief from the court including that defendants’ conduct be declared a violation of Section 1 of the Sherman Act, Section 7 of the Clayton Act, and Cal. Bus. & Prof. Code § 17200, et seq.; that Intel and Apple recover damages against defendants in an amount to be determined and multiplied to the extent provided by law, including under Section 4 of the Clayton Act; that all contracts or agreements defendants entered into in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared void and the patents covered by those transfer agreements be transferred back to the transferors; that all patents transferred to defendants in violation of the Sherman Act, Clayton Act, or Cal. Bus. & Prof. Code § 17200, et seq. be declared unenforceable; and that Intel and Apple recover their costs and expenses associated with this case, together with interest. DSS Technology Management responded to the complaint on February 4, 2020 by filing a motion to dismiss and strike the complaint as well as a motion to stay discovery. The court granted the motion to stay discovery on March 25, 2020. A hearing on the motion to dismiss and to strike the complaint was reset for July 8, 2020. On July 8, 2020 the court granted DSS’s motion to dismiss, and while the order allowed the Plaintiffs leave to amend their complaint, it did dismiss with prejudice claims against DSS based on the patents asserted by DSS that were part of the complaint. On August 4, 2020, Apple and Intel filed a first amended complaint, in which DSS is no longer named as a defendant and upon which we believe the case is closed as to DSS.

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

Contingent Litigation Payments - The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of June 30, 2020, and December 31, 2019, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments - The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of June 30, 2020, there are no contingent payments due.

9. Stockholders’ Equity

Sales of Equity – On February 18, 2020, in accordance with the Chairman of the Company’s Board of Directors compensation plan as CEO of one of the Company’s subsidiaries,11,664 shares of the Company’s common stock were remitted in lieu of cash as settlement of his Q3 and Q4 2019 salary of $114,000 that was accrued as of December 31, 2019.

On February 20, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “Offering”), of 740,741 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriter at a public offering price of $5.40 ($0.18 per shares pre-reverse stock split) per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 111,111 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The net offering proceeds to the Company from the Offering were approximately $4 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses, and assuming no exercise of the Underwriter’s over-allotment option. The offering was closed on February 25, 2020. Heng Fai Ambrose Chan, the Chairman of the Company’s Board of Directors, purchased $2 million of shares in the Offering.

On May 15, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “Offering”), of 769,230 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriter at a public offering price of $7.80 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 115,384 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The net offering proceeds to the Company from the Offering were approximately $6.2 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses, and assuming no exercise of the Underwriter’s over-allotment option. The offering was closed on June 26, 2020.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2020, the Company had stock compensation expense of approximately $84,000 or $0.04 basic and diluted loss per share ($59,000, or $0.08 basic and diluted loss per share for the corresponding six months ended June 30, 2019).

On April 3, 2020, by unanimous written consent, the Board of Directors authorized the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan, to certain managers and directors in the amount of 8,900 shares, at $6.60 per share which were immediately vested and issued. 5,800 of these shares where were fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period.

On June 4, 2020, the Company entered into an agreement with an investor relations firm to provide services over a 14 month period in exchange for 21,000 shares of common stock. The shares were issued on the date of the agreement and were valued by the Company at $210,000. The value assigned to the shares is included in other assets on the accompanying consolidated balance sheets and will be expensed into stock-based compensation as it is earned.

10. Discontinued Operations

As a result of the insufficient cash flows from the operations of Plastic Printing Professionals, Inc. as well as the disruption of our business from the COVID-19 pandemic, on April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for substantially all the assets of this business line. As a result of insufficient cash flows, the disruption of our business from the Covid-19 pandemic, and with the intent to exit this business line, the Company terminated its production and office personnel and maintained only a few employees to assist in and facilitate the sale of its assets. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements.

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Assets Held For Sale

	June 30, 2020	December 31,
	unaudited	2019

ASSETS
Current assets:
Inventory	$236,000	$342,000
Total current assets	236,000	342,000

Property, plant and equipment, net	656,000	732,000
Right-of-use assets	952,000	1,081,000

LIABILITIES

Current liabilities:
Current portion of lease liability	274,000	274,000
Total current liabilities	274,000	274,000

Long term lease liability	678,000	807,000

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss - Discontinued Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Printed products	$603,000	$623,000	$1,383,000	$1,675,000
Total revenue	603,000	623,000	1,383,000	1,675,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	484,000	514,000	1,113,000	1,140,000
Selling, general and administrative (including stock based compensation)	286,000	355,000	733,000	751,000
Depreciation and amortization	58,000	44,000	115,000	85,000
Impairment of goodwill	-	-	685,000	-
Total costs and expenses	828,000	913,000	2,646,000	1,976,000
Operating loss	(225,000)	(290,000)	(1,263,000)	(301,000)

Other income (expense):
Interest expense	(7,000)	(9,000)	(15,000)	(15,000)
Income (loss) before income taxes	(232,000)	(299,000)	(1,278,000)	(316,000)

Income tax expense (benefit)	-	-	-	-
Income (loss) from discontinued operations	(232,000)	(299,000)	(1,278,000)	(316,000)

11. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six months ended June 30, 2020 and 2019:

	2020	2019

Cash paid for interest	$73,000	$70,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$-	$1,498,000
Loss from change in fair value of interest rate swap derivatives	$-	$(15,000)
Common stock issued upon conversion of convertible note	$-	$500,000
Equity issued to purchase intangible assets	$-	$145,000
Long -lived assets acquired through settlement of notes receivable	$838,000
Shares issued for marketing services	$210,000	$-

12. Segment Information

The Company’s eight businesses lines are organized, managed and internally reported as four operating segments. Packaging and Printing is engaged in the printing and production of paper, and cardboard documents with a wide range of features, including the Company’s patented technologies and trade secrets designed for the protection of documents against unauthorized duplication and altering. A second operating segment, Digital, is comprised of DSS Digital Group, and DSS International, and is engaged in research, development, marketing and selling worldwide the Company’s digital products, including and primarily our AuthentiGuard® product, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. The third operating segment, Technology Management, primary mission has been to monetize its various patent portfolios through commercial litigation and licensing. Except for investment in its social networking related patents, we have historically partnered with various third-party funding groups in connection with patent monetization programs. The fourth segment, Direct Marketing, direct marketing or network marketing is the business of selling products or services directly to the public, e.g., by online or telephone selling, rather than through retailers. We believe this business has significant growth potential in the blossoming “gig economy” with comparisons to the growth that is being realized in parallel businesses such as ride sharing.

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2020 and 2019 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2020	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$2,264,000	$-	$359,000	$-	$506,000	$-	$3,129,000
Depreciation and amortization	195,000	-	9,000	14,000	-	57,000	275,000
Interest expense	28,000	-	4,000	-	-	10,000	42,000
Stock based compensation	4,000	-	10,000	-	-	(21,000)	(7,000)
Net Income (loss) from continuous operations	64,000	-	(155,000)	(49,000)	(25,000)	(507,000)	(672,000)
Capital expenditures	31,000	(22,000)	4,000	-	-	2,000	15,000
Identifiable assets	9,715,000	2,579,000	686,000	-	1,411,000	13,022,000	27,413,000

Three Months Ended June 30, 2019	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$3,000,000	$-	$484,000	$-	$-	$-	$3,484,000
Depreciation and amortization	223,000	-	8,000	21,000	-	41,000	$293,000
Interest expense	(29,000)	-	(2,000)	-	-	-	$(31,000)
Stock based compensation	4,000	-	-	20,000	-	4,000	$28,000
Net Income (loss) from continuous operations	(21,000)	-	(258,000)	(160,000)	-	(293,000)	$(732,000)
Capital expenditures	-	-	-	-	-	-	$-
Identifiable assets	9,381,000	4,129,000	198,000	-	-	5,960,000	19,668,000

Six Months Ended June 30, 2020	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$5,422,000	$-	$848,000	$-	$1,078,000	$-	$7,348,000
Depreciation and amortization	418,000	-	19,000	27,000	-	114,000	578,000
Interest expense	55,000	-	7,000	-	-	11,000	73,000
Stock based compensation	8,000	-	30,000	-	-	46,000	84,000
Net Income (loss) from continuous operations	86,000	-	(202,000)	(290,000)	179,000	(1,368,000)	(1,595,000)
Capital expenditures	94,000	14,000	8,000	-		4,000	120,000
Identifiable assets	9,715,000	2,579,000	686,000	-	1,411,000	13,022,000	27,413,000

Six Months Ended June 30, 2019	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$6,314,000	$-	$927,000	$-	$-	$-	$7,241,000
Depreciation and amortization	448,000	-	16,000	41,000	-	41,000	$546,000
Interest expense	50,000	-	5,000	-	-	-	$55,000
Stock based compensation	9,000	-	42,000	-	-	8,000	$59,000
Net Income (loss) from continuous operations	68,000	-	(579,000)	(216,000)	-	(437,000)	$(1,164,000)
Capital expenditures	-	-	-	-	-	-	$-
Identifiable assets	9,381,000	4,129,000	198,000	-	-	5,960,000	19,668,000

The following tables disaggregate our business segment revenues by major source.

Printed Products Revenue Information:

Three months ended June 30, 2020
Packaging Printing and Fabrication	$2,098,000
Commercial and Security Printing	168,000
Total Printed Products	$2,266,000

Three months ended June 30, 2019
Packaging Printing and Fabrication	$2,775,000
Commercial and Security Printing	225,000
Total Printed Products	$3,000,000

Six months ended June 30, 2020
Packaging Printing and Fabrication	$5,063,000
Commercial and Security Printing	371,000
Total Printed Products	$5,434,000

Six months ended June 30, 2019
Packaging Printing and Fabrication	$5,737,000
Commercial and Security Printing	577,000
Total Printed Products	$6,314,000

Technology Sales, Services and Licensing Revenue Information:

Three months ended June 30, 2020
Information Technology Sales and Services	$30,000
Digital Authentication Products and Services	258,000
Royalties from Licensees	70,000
Total Printed Products	$358,000

Three months ended June 30, 2019
Information Technology Sales and Services	$32,000
Digital Authentication Products and Services	319,000
Royalties from Licensees	133,000
Total Printed Products	$484,000

Six months ended June 30, 2020
Information Technology Sales and Services	$41,000
Digital Authentication Products and Services	589,000
Royalties from Licensees	207,000
Total Printed Products	$837,000

Six months ended June 30, 2019
Information Technology Sales and Services	$105,000
Digital Authentication Products and Services	550,000
Royalties from Licensees	272,000
Total Printed Products	$927,000

Direct Marketing

Three months ended June 30, 2020
Direct Marketing Internet Sales	$506,000
Total Direct Marketing	$506,000

Three months ended June 30, 2019
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

Six months ended June 30, 2020
Direct Marketing Internet Sales	$1,078,000
Total Direct Marketing	$1,078,000

Six months ended June 30, 2019
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

13. SUBSEQUENT EVENTS

On July 7, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “Offering”), of 1,028,800 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriter at a public offering price of $6.25 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 154,320 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The net offering proceeds to the Company from the Offering were approximately $6.7 million. The offering was closed on July 10, 2020.

On July 21, 2020, the Company purchased an aggregate of 11,000,000 shares of Class A common Stock of Sharing Services Global Corp. (SHRG) in two private purchases from third parties at a purchase price of for $0.08 per share or $880,000. The Chief Executive Officer of SHRG serves as a director on the Company’s board of directors and the Chairman of the board of directors of the Company is also on the board of directors of SHRG.

On July 23, 2020, Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors, assigned a Stock Purchase and Share Subscription Agreement by and between Mr. Chan and SHRG, pursuant to which the Company purchased 30,000,000 shares of Class A Common Stock and 10,000,000 warrants to purchase Class A Common Stock for $3 million. The warrants have an average exercise price of $0.20, immediately vested and may be exercised at any time commencing on the date of issuance and ending three year from such date. These shares and warrants are also subject to a one year trading restriction pursuant to the terms of a Lock-Up Agreement entered into between Mr. Chan and the Company and assigned to the Company.

The Company previously acquired in a series of purchases of SHRG’s Class A Common Stock between March 31, 2020 and July 21, 2020 an aggregate of 13,917,593 shares via open-market transactions at an average purchase price of $0.05 per share and 7,500,000 shares in private purchases at an average purchase price of $0.08 per share.  As of July 30, 2020, the Company beneficially owned an aggregate of 62,417,593 shares of Class A Common Stock of SHRG, representing approximately 37.6% of Class A Common Stock issued and outstanding, based on 166,072,386 shares of Class A Common Stock issued and outstanding as of July 30, 2020, as reported on SHRG’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange on August 12, 2020.  If we were to exercise the 10,000,000 warrants owned, we would own approximately 41.1% of SHRG.

On July 31, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “Offering”), of 453,333 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriter at a public offering price of $7.50 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 38,533 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The net offering proceeds to the Company from the Offering were approximately $3.3 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The offering was closed on July 31, 2020.

On July 31, 2020, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $900,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens.

On August 10, 2020, the Document Security Systems, Inc., (the “Company” or “DSS”) held a special meeting of stockholders (the “Special Meeting”) in Magnolia, Texas. A total of 1,581,855 shares of common stock representing 74.94% of the aggregate shares outstanding and eligible to vote and constituting a quorum were represented in person or by valid proxies at the Special Meeting. Stockholders approved the issuance of shares of DSS common stock and Series A Preferred Stock in connection with the acquisition of Impact BioMedical Inc., pursuant to the Share Exchange Agreement (“Share Exchange”). Stockholder approval was a condition to be completed in order for the Company to move forward with the Share Exchange. Stockholders authorized an adjournment of the Special Meeting, if necessary, if a quorum was present, to solicit additional proxies if there were not sufficient votes in favor of Proposal 1. An adjournment was not necessary as there were sufficient votes in favor of Proposal 1. Stockholders ratified the approval by our Board of Directors of an amendment to the Company’s bylaws to allow for participation in stockholder meetings by means of virtual meeting technology. With shareholder approval, this transaction is expect to close during Q3 2020.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Document Security Systems, Inc. desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

Overview

Document Security Systems, Inc. (the “Company”) operates in eight (8) business lines segments through eight (8) DSS subsidiaries located around the globe.

Of the eight subsidiaries, three of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (DSS Packaging and Printing Group), (2) DSS Digital Inc., and its subsidiaries (DSS Digital Group), and (3) DSS Technology Management, Inc. (DSS Technology Management). Premier Packaging Corporation operates in the paper board folding carton, smart packaging and document security printing markets. It markets, manufactures and sells paper products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. DSS Digital Inc., researches, develops, markets and sells the Company’s digital products worldwide. The primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. DSS Technology Management Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2020, under its Decentralize Sharing Systems, Inc. subsidiary, created a fourth business segment, Direct Marketing. Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market.

In addition to the four subsidiaries listed above, in 2019 and early 2020, DSS has created five new, wholly owned subsidiaries. (4) DSS Blockchain Security, Inc., a Nevada corporation, that intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (5) Decentralize Sharing Systems, Inc., a Nevada corporation, seeks to provide services to assist companies in the new business model of the peer-to-peer decentralized sharing marketplaces. (6) DSS Securities, Inc., a Nevada corporation, has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. (7) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the biohealth and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (8) DSS Secure Living, Inc., a Nevada Corporation, intends to develop top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. Aside from Decentralized Sharing Systems, Inc. the activity in the these newly created subsidiaries have been minimal or in various start-up or organizational phases.

The four reporting segments are as follows:

DSS Packaging and Printing Group - Operating under the name Premier Packaging Corporation (a New York corporation), the DSS Packaging and Printing Group produces custom packaging serving clients in the pharmaceutical, nutraceutical, beverage, specialty foods, photo packaging and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers along with technical support for our technology licensees. The division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, secure coupons and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing, authentication and related technologies.

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

Direct Marketing - Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market. We believe this business has significant growth potential in the now popular “gig economy”. Consistent with the Company’s strategic business plan and vision, we plan to enter the direct marketing or network marketing industry and take advantage of the opportunities that exist. We have entered into partnerships with existing direct marketing companies to access U.S., Canadian, Asian and Pacific Rim markets. In addition, we have acquired various domestic and international operating licenses from those companies. Through the acquisitions we have secured product licenses, formulas, existing sales networks, patents, web sites, and other resources to initiate sales and revenue generation for this line and launched our HWHGIG and HWH Marketplace direct selling platforms globally on July 1, 2020.

Results of Operations for the Three and Six Months Ended June 30, 2020 as compared to the Three and Six Months Ended June 30, 2019

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Revenue

	Three months ended June 30, 2020	Three months ended June 30, 2019	% Change	Six months ended June 30, 2020	Six months ended June 30, 2019	% Change
Revenue
Printed products	$2,266,000	$3,000,000	-24%	$5,434,000	$6,314,000	-14%
Technology sales, services and licensing	357,000	484,000	-26%	836,000	927,000	-10%
Direct marketing	506,000	-		1,078,000	-

Total Revenue	$3,129,000	$3,484,000	-10%	$7,348,000	$7,241,000	1%

For the three months ended June 30, 2020, total revenue decreased 10% as compared to the three months ended June 30, 2019. Revenues from the sale of Printed products decreased 24% during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to significant decrease in packaging sales due to the effect COVID-19 as several customer events were cancelled or postponed. Technology sales, services and licensing revenue decreased 26% during the three months ended June 30, 2020 as compared to the same period in 2019 as a result of the COVID-19 pandemic which caused a decline in the use of licensed products. Direct marketing revenue increase illustrates the Company’s entrance into the direct marketing industry and its associated opportunities.

Costs and expenses

	Three months ended June 30, 2020	Three months ended June 30, 2019	% Change	Six months ended June 30, 2020	Six months ended June 30, 2019	% Change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$1,798,000	$2,384,000	-25%	$4,439,000	$4,917,000	-10%
Sales, general and administrative compensation	936,000	621,000	51%	1,852,000	1,333,000	39%
Depreciation and amortization	275,000	293,000	-6%	578,000	546,000	6%
Professional fees	693,000	433,000	60%	1,275,000	722,000	77%
Stock based compensation	56,000	28,000	100%	84,000	59,000	42%
Sales and marketing	375,000	155,000	142%	760,000	260,000	192%
Rent and utilities	94,000	92,000	2%	210,000	191,000	10%
Other operating expenses	139,000	181,000	-23%	306,000	325,000	-6%

Total costs and expenses	$4,365,000	$4,187,000	4%	$9,504,000	$8,353,000	14%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold decreased 25% and 10% respectively during the three and six months ended June 30, 2020 as compared to the same periods in 2019. This decrease is driven primarily by a decrease in temporary labor and a reduction in outsourcing services at Premier Packaging.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 51% and 39% respectively during the three and six months ended June 30, 2020, as compared to the same periods in 2019, primarily reflects the reduced effect of monthly amortization of the LED IP management fee advance, which was exhausted in November 2019 as well as change in headcount year over year associated with expanding our sales team as well as the addition of new business, as well as an increase in cost of the Company’s health and welfare programs.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three and six months ended June 30, 2020, depreciation and amortization expense decreased 6% and increased 6% respectively as compared to the same periods in 2019.

Professional fees increased 60% and 77% respectively during the three and six months ended June 30, 2020, as compared to the same periods in 2019, mostly due to increases in legal services for the outsourcing of corporate legal services, legal fees associated with the defense of a suit brought by Intel Corporation and Apple, Inc. against the Company (see Note 8), and consulting fees incurred by the Direct Marketing segment and acquisition activities.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation increased 100% and increased 42% respectively during the three and six months ended June 30, 2020 as compared to the same periods in 2019. This was driven by a stock-based compensation reversal totaling approximately $44,000 accrued in Q1 2020 for the CEO of a subsidiary of the Company offset by shares issued to managers and directors and consultants.

Sales and marketing costs, which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 142% and 192% respectively, during the three and six months ended June 30, 2020 as compared to the same periods in 2019, resulting from an increase in commissions paid to brokers associated with the Company’s Direct Marketing segment.

Rent and utilities increased by 2% and 10% respectively during the three and six months ended June 30, 2020, as compared to the same periods in 2019, primarily due to an increase in facilities maintenance costs and rent expense for the Company’s printed products group.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, research and development and insurance costs. During the three and six months ended June 30, 2020, other operating expenses decreased 23% and decreased 6% respectively as compared to the same periods in 2019 due to normal business activities.

Other Income (Expense)

	Three months ended June 30, 2020	Three months ended June 30, 2019	% Change	Six months ended June 30, 2020	Six months ended June 30, 2019	% Change
Other Income (Expense)
Interest Income	$27,000	$3,000	800%	$51,000	$4,000	1175%
Interest Expense	(42,000)	(31,000)	35%	(73,000)	(55,000)	33%
Gain on marketable securities	580,000	-		584,000	-
Amortization of deferred financing costs and debt discount	-	(1,000)	-100%	(1,000)	(1,000)	0%

Total costs and expenses	$565,000	$(29,000)	-2048%	$561,000	$(52,000)	-1179%

Interest income is recognized on the Company’s money markets as well as the notes receivable identified in Note 3.

Interest expense increased 35% and 33% respectively during the three and six months ended June 30, 2020, as compared to the same periods in 2019, due to the interest expense incurred associated with the Company’s controlling interest in AMRE Asset Management Inc. (“AAMI”).

Gain on marketable securities is recognized on the change in fair market value in our common stock investment is Sharing Services Global Corp. for the three and six months ended June 30, 2020, as compared to the same periods in 2019.

Amortized debt discount remained relatively flat during the three and six months ended June 30, 2020, as compared to the same periods in 2019.

Net Loss

	Three months ended June 30, 2020	Three months ended June 30, 2019	% Change	Six months ended June 30, 2020	Six months ended June 30, 2019	% Change

Net Loss from continuing operations	$(672,000)	$(732,000)	8%	$(1,595,000)	$(1,164,000)	-37%

Loss from discontinued operations	(232,000)	(299,000)	22%	(1,278,000)	(316,000)	-304%
Net Loss	$(904,000)	$(1,046,000)	-12%	$(2,873,000)	$(1,480,000)	-94%

Earnings (loss) per common share - continuing operations:
Basic and diluted	$(0.27)	$(1.00)	73%	$(0.76)	$(1.75)	57%

Earnings (loss) per common share - discontinued operations:
Basic and diluted	$(0.11)	$(0.41)	73%	$(0.68)	$(0.48)	-42%

Shares used in computing earnings (loss) per common share:
Basic	2,103,199	730,244	188%	1,870,439	663,723	182%
Diluted	2,103,199	730,244	188%	1,870,439	663,723	182%

For the three and six months ended June 30, 2020, the Company recorded net loss from continuing operations of $672,000 and $1,595,000, respectively, as compared to a net loss of $732,000 and $1,164,000, respectively during the same periods in 2019. The change in operating losses incurred during the three and six months ended June 30, 2020 as compared to the same periods in 2019 primarily reflect the combined impact of a decline in revenues in the Printed Products Group driven by the impact of the Covid-19 pandemic coupled with the reduced effect of monthly amortization of the LED IP management fee advance, which was exhausted in November 2019, as well as an increase in cost of the Company’s health and welfare programs, and stock based compensation. For the three and six months ended June 30, 2020, the Company recorded net loss from discontinued operations of $232,000 and $1,278,000 respectively, as compared to a net loss of $299,000 and $316,000, respectively during the same periods in 2019. The change in operating losses incurred during the three and six months ended June 30, 2020 as compared to the same periods in 2019 primarily reflect the combined impact of a decline in revenues in the Plastics Products Group driven by the impact of the Covid-19 pandemic as well as the Q1 2020 impairment of goodwill totaling $685,000.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $7.2 million in cash, and a positive working capital position of approximately $9.3 million as of June 30, 2020, the Company has incurred negative cash flows from operating and investing activities over the past two years.

To continue as a going concern, during Q1 and Q2 2020 Company entered into underwriting agreements with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) shares of the Company’s common stock. The net offering proceeds (inclusive of offerings that concluded after June 30, 2020) to the Company approximated $20.1 million.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn of its IP Monetization program.

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $7.2 million in aggregate cash and equivalents as of June 30, 2020, as well as the $9.9 million raised subsequent to June 30, 2020, would allow us to fund our eight business lines current and planned operations through August 2021. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2019 describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2020, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 which remained as of June 30, 2020, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2020 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2019, the Company issued 130,435 shares of the Company’s common stock in conjunction with the signing of a Master Distributor Agreement with Advanced Cyber Security Corp. (“ACS”) to for the Company to distribute ACS’s EndpointLockV™ cyber security software exclusively in thirteen countries in Asia and Australia, and non-exclusively, in the U.S. and Middle East.

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

DOCUMENT SECURITY SYSTEMS, INC.

August 14, 2020	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

