Form 10-Q
period 2020-09-30
DOCUMENT SECURITY SYSTEMS INC
filed 2020-10-23
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 13, 2020, there were 5,173,712 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	unaudited
ASSETS
Current assets:
Cash	$11,645,000	$1,096,000
Accounts receivable, net	2,589,000	4,212,000
Inventory	2,396,000	1,366,000
Assets held for sale - discontinued operations	-	342,000
Prepaid expenses and other current assets	1,136,000	460,000
Total current assets	17,766,000	7,476,000

Property, plant and equipment, net	4,141,000	4,328,000
Investments	11,386,000	2,154,000
Marketable securities	5,814,000	-
Notes receivable	529,000	793,000
Non-current assets held for sale - discontinued operations	886,000	1,812,000
Other assets	210,000	50,000
Right-of-use assets	17,000	144,000
Goodwill	1,769,000	2,454,000
Other intangible assets, net	39,475,000	935,000
Total assets	$81,993,000	$20,146,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,402,000	$1,492,000
Accrued expenses and deferred revenue	1,272,000	936,000
Other current liabilities	1,248,000	390,000
Current Liabilities held for sale - discontinued operations	274,000	274,000
Revolving line of credit	-	500,000
Current portion of lease liability	13,000	123,000
Current portion of long-term debt, net	261,000	441,000
Total current liabilities	4,470,000	4,156,000

Long-term debt, net	3,041,000	2,310,000
Long term lease liability	4,000	19,000
Non-current liabilities held for sale - discontinued operations	612,000	807,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	44,000	44,000

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $.02 par value; 200,000,000 shares authorized, 47,000 shares issued and outstanding (0 on December 31, 2019); Liquidation value $1,000 per share, $47,000,000 aggregate.	1,000	-
Common stock, $.02 par value; 200,000,000 shares authorized, 5,174,000 shares issued and outstanding (1,206,000 on December 31, 2019)	103,000	24,000
Additional paid-in capital	174,423,000	115,560,000
Non-controlling interest in subsidiary	(307,000)	-
Accumulated deficit	(100,905,000)	(103,281,000)
Total stockholders’ equity	73,315,000	12,303,000

Total liabilities and stockholders’ equity	$81,993,000	$20,146,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (loss)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Printed products	$2,971,000	$2,119,000	$8,405,000	$8,433,000
Technology sales, services and licensing	483,000	498,000	1,319,000	1,424,000
Direct marketing	715,000	-	1,793,000	-
Total revenue	4,169,000	2,617,000	11,517,000	9,857,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	2,637,000	1,786,000	7,077,000	6,702,000
Selling, general and administrative (including stock based compensation)	3,675,000	1,713,000	8,162,000	4,602,000
Depreciation and amortization	246,000	298,000	824,000	844,000
Total costs and expenses	6,558,000	3,797,000	16,063,000	12,148,000
Operating loss	(2,389,000)	(1,180,000)	(4,546,000)	(2,291,000)

Other income (expense):
Interest income	10,000	7,000	61,000	11,000
Interest expense	(29,000)	(49,000)	(101,000)	(104,000)
Unrealized gain on marketable securities	7,782,000	-	8,365,000	-
Amortization of deferred financing costs and debt discount	(8,000)	-	(8,000)	(2,000)
Income (loss) before income taxes	5,366,000	(1,222,000)	3,771,000	(2,386,000)

Income tax expense (benefit)	-	-	-	-
Income (loss) from continuing operations	5,366,000	(1,222,000)	3,771,000	(2,386,000)
Loss from discontinued operations	(424,000)	(29,000)	(1,702,000)	(346,000)
Net income (loss)	4,942,000	(1,251,000)	2,069,000	(2,732,000)

Loss attributed to noncontrolling interest	126,000	-	307,000	-

Net income (loss) from continuing operations attributable to common stockholders	5,492,000	(1,222,000)	4,078,000	(2,386,000)

Other comprehensive income (loss):
Interest rate swap loss	-	-	-	(15,000)
Settlement of interest rate swap	-	-	-	22,000

Comprehensive income (loss):	4,942,000	(1,251,000)	2,069,000	(2,725,000)

Earnings (loss) per common share - continuing operations:
Basic	$1.20	$(1.53)	$1.45	$(3.17)
Diluted	$0.70	$(1.53)	$1.05	$(3.17)

Loss per common share - discontinued operations:
Basic	$(0.09)	$(0.04)	$(0.61)	$(0.46)
Diluted	$(0.05)	$(0.04)	$(0.44)	$0.46

Shares used in computing earnings (loss) per common share:
Basic	4,582,374	800,881	2,811,336	753,706
Diluted	7,805,629	800,881	3,893,597	753,706

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$3,771,000	$(2,386,000)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	824,000	844,000
Stock based compensation	216,000	331,000
Unrealized gain on marketable securities	(8,365,000)	-
Decrease (increase) in assets:
Accounts receivable	1,149,000	204,000
Inventory	(1,147,000)	(268,000)
Prepaid expenses and other current assets	(671,000)	(156,000)
Other assets	434,000	-
Increase (decrease) in liabilities:
Accounts payable	(117,000)	266,000
Accrued expenses	252,000	(363,000)
Other liabilities	859,000	(1,453,000)
Net cash used by operating activities	(2,795,000)	(2,981,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(103,000)	(602,000)
Purchase of marketable securities	(6,581,000)	-
Purchase of investment	(100,000)	-
Note receivable investment	(574,000)	-
Purchase of intangible assets	111,000	(358,000)
Net cash used by investing activities	(7,247,000)	(960,000)

Cash flows from financing activities:
Payments of long-term debt	(144,000)	(120,000)
Borrowings of long-term debt	1,272,000	588,000
Payments of revolving lines of credit, net	(500,000)	-
Borrowings from convertible of note	-	500,000
Issuances of common stock, net of issuance costs	20,149,000	5,042,000
Net cash provided by financing activities	20,777,000	6,010,000

Cash flows from discontinued operations:
Cash used by operations - discontinued operations	(489,000)	(305,000)
Cash provided (used) by investing activities	880,000	(221,000)
Cash used by financing activities	(577,000)	(74,000)
Net cash used by discontinued operations	(186,000)	(600,000)

Net increase in cash	10,549,000	1,469,000
Cash at beginning of period	1,096,000	2,448,000

Cash at end of period	$11,645,000	$3,917,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subsidiary	Deficit	Total

Balance, December 31, 2019	1,206,000	$24,000	-	-	$115,560,000	$-	$(103,281,000)	$12,303,000

Issuance of common stock, net	863,000	18,000	-	-	4,036,000	-	-	4,054,000
Issuance of preferred stock, net	-	-	-	-	-	-	-	-
Stock based payments, net of tax effect	-	-	-	.	28,000	-	-	28,000
Net loss	-	-	-	-	-	(67,000)	(1,900,000)	(1,967,000)
Balance, March 31, 2020	2,069,000	$42,000	-	-	$119,624,000	$(67,000)	$(105,181,000)	$14,418,000

Issuance of common stock, net	896,000	17,000	-	-	6,168,000	-	-	6,185,000
Issuance of preferred stock, net	-	-	-	-	-	-	-	-
Stock based payments, net of tax effect	30,000	1,000	-	-	266,000	-	-	267,000
Net loss	-	-	-	-	-	(114,000)	(792,000)	(906,000)
Balance, June 30, 2020	2,995,000	$60,000	-	-	$126,058,000	$(181,000)	$(105,973,000)	$19,964,000

Issuance of common stock, net	2,159,000	43,000	-	-	13,045,000	-	-	13,088,000
Issuance of preferred stock, net	-	-	47,000	1,000	35,187,000	-	-	35,188,000
Stock based payments, net of tax effect	20,000	-	-	-	133,000	-	-	133,000
Net income (loss)	-	-	-	-	-	(126,000)	5,068,000	4,942,000
Balance, September 30, 2020	5,174,000	$103,000	47,000	$1,000	$174,423,000	$(307,000)	$(100,905,000)	$73,315,000

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Non- controlling Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Subsidiary	Deficit	Total

Balance, December 31, 2018	581,000	$11,000	-	-	$107,962,000	$(7,000)	-	$(100,392,000)	$7,574,000

Issuance of common stock, net	19,000	-	-	-	638,000	-	-	-	638,000
Stock based payments, net of tax effect	-	-	-	-	31,000	-	-	-	31,000
Other comprehensive loss	-	-	-	-	-	(1,000)	-	-	(1,000)
Net loss	-	-	-	-	-	-	-	(451,000)	(451,000)
Balance, March 31, 2019	600,000	$11,000	-	$-	$108,631,000	$(8,000)	$-	$(100,843,000)	$7,791,000

Issuance of common stock, net	373,000	7,000	-	-	4,880,000	-	-	-	4,887,000
Stock based payments, net of tax effect	-	-	-	-	28,000	-	-	-	28,000
Other comprehensive loss	-	-	-	-	-	(14,000)	-	-	(14,000)
Net loss	-	-	-	-	-	-	-	(1,031,000)	(1,031,000)
Balance, June 30, 2019	973,000	$18,000	-	$-	$113,539,000	$(22,000)	$-	$(101,874,000)	$11,661,000

Issuance of common stock, net	17,000	-	-	-	162,000	-	-	-	162,000
Stock based payments, net of tax effect	15,000	-	-	-	221,000	-	-	-	221,000
Other comprehensive income	-	-	-	-	-	22,000	-	-	22,000
Net loss	-	-	-	-	-	-	-	(1,251,000)	(1,251,000)
Balance, September 30, 2019	1,005,000	$18,000	-	$-	$113,922,000	$-	$-	$(103,125,000)	$10,815,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company”) operates eight (8) business lines through eight (8) DSS subsidiaries located around the globe.

Of the eight subsidiaries, three of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (DSS Packaging and Printing Group), (2) DSS Digital Inc., and its subsidiaries (DSS Digital Group), and (3) DSS Technology Management, Inc. (DSS Technology Management). Premier Packaging Corporation operates in the paper board folding carton, smart packaging and document security printing markets. It markets, manufactures and sells paper products designed to protect valuable information from unauthorized scanning, copying, and digital imaging. DSS Digital Inc., researches, develops, markets and sells the Company’s digital products worldwide. The primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. DSS Technology Management Inc., manages, licenses and acquires intellectual property (“IP”) assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation. In 2020, under its (4) Decentralize Sharing Systems, Inc. subsidiary, created a fourth business segment, Direct Marketing. Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market.

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

AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulate investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. American Medical REIT, Inc is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide. AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. As of September 30, 2020 has not yet closed on any acquisition.

On August 21, 2020, Document Security Systems, Inc. (the “Company”), completed its acquisition of Impact BioMedical, Inc. (“Impact BioMedical”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth Security, Inc. (“DSS BioHealth”), Alset International Limited (formally Singapore eDevelopment Ltd.), and Global Biomedical Pte Ltd. (“GBM”), which was previously approved by the Company’s shareholders (the “Share Exchange”). Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary (see Note 4).

Impact BioMedical strives to leverage its scientific know-how and intellectual property rights to provide solutions that have been plaguing the biomedical field for decades. By tapping into the scientific expertise of its partners, Impact BioMedical has undertook a concerted effort in the research and development (R&D), drug discovery and development for the prevention, inhibition, and treatment of neurological, oncological and immune related diseases.

In August 2020 the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, inventory, fair values of investments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase the Company’s common stock, preferred stock, deferred revenue and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2019 have been reclassified to conform to current year presentation.

Cost and Equity Method Investments – In accordance with ASC 325-20, Cost Method Investments, the Company records its investment in common stock of BMI Capital International LLC, a Texas limited liability company, at cost as the fair market value of the investment is not readily determinable. As of June 30, 2020, the Company classified its approximate 17% investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, the Company obtain greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. The Company evaluates investment for indications of impairment at least annually. See Note 5 for further details on investments.

Marketable Securities – The Company’s investments in marketable equity securities are classified based on the nature of the securities. Marketable securities are classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income (expense). See Note 5 for further details on investments and marketable securities.

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities classify as a Level 1 fair value financial instrument. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do not reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of investments carried at cost less impairment; however, the fair value is not considered readily determinable based on the lack of liquidity for the shares owned.

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. Consistent with this accounting impairment analysis, the Company determined that due to many factors, including the impact of the COVID-19 outbreak and the related closing of the operations of the Plastic Group, the Company has quantitatively tested the carrying value of its goodwill associated with the DSS Plastics Group and determined that an impairment of the DSS Plastics’ goodwill had occurred and the Company recorded a full goodwill impairment of $685,000 during the nine months ended September 30, 2020. This impairment has been included in the calculation of the discontinued operations of DSS Plastics group.

Related Party Liabilities - The Company’s HWH World, Inc subsidiary has a service agreement pending with HWH Korea, a subsidiary of Alset International Limited (formally Singapore eDevelopment Limited), and thus a related party. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them. As of September 30, 2020, the Company has collected approximately $774,000 on behalf of HWH Korea and will remit amounts during the fourth quarter. The related party liability is included in “Other current liabilities” on the accompanying consolidated balance sheets.

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

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly-owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held For Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) as Loss from Discontinued Operations. See Note 10.

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

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted earnings per share is the same, as the impact of potential common shares is anti-dilutive. Weighted average shares outstanding used for diluted earnings per share includes the assumed conversion of the 47,000 preferred shares, convertible into 7,233,000 common shares, for the period they were outstanding resulting in an additional 3,223,000 and 1,082,000 shares for the three and nine month periods ended September 30, 2020, respectively.

Concentration of Credit Risk - The Company maintains its cash in bank and brokerage deposit accounts, which at times may exceed federally insured limits. To address this potential risk, the Company (i) periodically evaluates the financial soundness of the banks and brokerage agencies with which it holds deposit and (ii) has spread its cash holdings over multiple banks and brokerage companies to diversify the risk. As a result, management does not believe that it is materially exposed to any significant credit risk as a result of any potential insolvency of any financial institution(s).

During the nine months ended September 30, 2020, two customers accounted for approximately 21% and 16%, respectively, of the Company’s consolidated revenue and accounted for 36% and 12%, respectively, of the Company’s accounts receivable balance as of September 30, 2020. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms for most of its customer contracts and by the diversification of its customer base.

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

Impact of COVID-19 Outbreak - The COVID-19 pandemic has created global economic turmoil and has potentially permanently impacted how many businesses operate and how individuals will socialize and shop in the future. We continue to feel the effect of the COVID-19 business shutdowns and consumer stay-at-home protections. But the effect of the economic shutdown has impacted our business lines differently; some more severely than others. In most cases, we believe the negative economic trends and reduced sales will recover over time. However, management determined that one of its business lines, DSS Plastics, had been, and would continue to be, more severely impacted by the pandemic than our other divisions, and we did not believe this was a short-term phenomenon. We expected that this business would be permanently impacted because we believe that both consumer and corporate future travel habits will be negatively impacted and, as a result, use of hotel access cards will be diminished. We believe that conventions and sporting events will be fewer and smaller in attendance, and therefore demand for our card identification products would be reduced. Further, we believe that physical security cards and individual IDs will be replaced by more digital and optical technologies. As a result, management decided to fully impair its goodwill related to DSS Plastics during the first quarter 2020, and to exit this business line. The impact of this decision in our first quarter 2020 earnings and for year-to-date earnings for the 9 months ended September 30, 2020 was an impairment of approximately $685,000.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $11.6 million in cash, and a positive working capital position of approximately $13.3 million as of September 30, 2020, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

To continue as a going concern, during the nine months ended September 30, 2020, the Company through multiple underwriting agreements with Aegis Capital Corp., acting as representative of the several underwriters, provided the issuance and sale by the Company in an underwritten public offering (the “Offering”) shares of the Company’s common stock. The net offering proceeds to the Company approximated $20.1 million.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. During the nine months ended September 30, 2020, material steps were taken to materially reduce or eliminate cash burns in the IP Monetization program, the DSS Digital Group and the DSS Plastics group.

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $11.6 million in aggregate cash and equivalents as of September 30, 2020, would allow us to fund our eight business lines current and planned operations through October 2021. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

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

As of September 30, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At September 30, 2020, the Company established a reserve for doubtful accounts of approximately $23,000 ($41,000 – December 31, 2019). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of September 30, 2020.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 12 for disaggregated revenue information.

3. Notes Receivable

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of September 30, 2020 and December 31, 2019 this TBD Note had outstanding principal and interest of approximately $529,000 and $507,000, respectively.

On October 9, 2019 and November 11, 2019 the Company’s subsidiary Decentralized Sharing Systems, Inc. entered into two, separate on demand, secured, convertible notes with RBC Life Sciences, Inc. (RBC), a Nevada corporation. The first Note, dated October 9th , lent the principal sum of $200,000 which accrued at a non-default interest rate of 6% with a scheduled maturity date of November 11, 2019 (“Note #1) This note also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 75% of the total shares common stock that will be outstanding upon such conversion at a fully-diluted basis. Note #1 was also secured by and among other things a first lien on all of the assets of RBC and its subsidiaries, and was guaranteed by its subsidiary, RBC Life Sciences USA, Inc. As of December 31, 2019, the Company had advanced under the terms of the note the sum of $200,000.

The second Note (Note #2) dated November 11, 2019, established a secured, convertible, revolving line of credit to RBC up to an aggregate principal sum of $800,000, funded at the sole discretion of lender, and accruing at annual non-default interest rate of 10% with a scheduled maturity date of November 11, 2024, payable to Decentralized Sharing Systems’ wholly owned subsidiary, HWH World, Inc.. Accrued interest on the outstanding principal balance was scheduled to be paid monthly commencing on December 25, 2019. Further, any amount of principal repaid during the term of the note was allowed to be re-advanced at any time prior to the earlier of the acceleration of note to maturity or its maturity date. This note also contains an “Optional Conversion” feature that allows the Company, at any time, before or after the occurrence of an Event of Default, at its option, to convert the outstanding principal balance, plus accrued interest into a number of newly issued shares of its common stock equal to 100% of the outstanding shares of common stock of RBC’s direct and indirect subsidiaries. This Note #2 was also secured by a 2nd lien on all of the assets of RBC, behind the first lien securing Note #1, and a first lien on all of the assets of RBC’s multiple subsidiaries and the full guarantee of these subsidiaries. As of December 31, 2019, this Note #2 had an advanced and outstanding principal balance of $81,575.

On January 24, 2020, as a result of the borrower’s default on Note #1, Decentralized Sharing Systems, Inc. made demand for repayment of the outstanding balance of the Note #1. In partial resolution, Decentralized Sharing Systems, Inc and RBC agreed to accept and tender, respectively, pursuant to the Uniform Commercial Code Article 9, collateral in partial satisfaction of debt under the terms of Note#1. The Company chose to not exercise its option convert the outstanding principal and interest into equity, but instead elected to accept this specific collateral. On February 7, 2020, RBC agreed to the deed-in-lieu of specific assets in satisfaction of part of the amount owing under Note #1.

On April 8, 2020, the Company initiated Uniform Commercial Code Article 9 foreclosure proceedings against the remaining assets of RBC and its subsidiaries which culminated with an Article 9 public sale on April 23, 2020. Again, the Company chose to forego the optional conversion of the outstanding principal and interest into 100% ownership, as was allowed in the terms of the note. Instead it elected to pursue through a public foreclosure sale collateral that secured Note #2. At that April Article 9 public sale, HWH World, Inc was the high bidder, and the company received a Bill of Sale for all of the remaining assets of RBC. As a result of this foreclosure sale and the Note #1, collateral accepted in lieu of partial debt, the Company now owns and controls most of the former assets of RBC and its subsidiaries.

During the second quarter of 2020, the Company completed its evaluation of the assets acquired through foreclosure of Note 1 and 2 above and determined the value received supported the recoverability of the carrying value of the two notes. In accordance with Financial Accounting Standards Board Codification 310 Receivables Goodwill and Other, the assets value will be recorded at the carrying value of the debt, allocated based on the value identified. The carrying values of Note 1 and Note 2 were reclassed as property, plant, and equipment and other intangible assets in the amounts of $201,000 and $637,000 respectively within the accompanying financial statements. These amounts are being depreciated and amortized over their useful lives.

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

Further, pursuant to and in connection with the Term Sheet, effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000.00 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. AMRE’s failure to pay any amount due on the Note within five days of when payment is due constitutes an event of default under the Note, pursuant to which the Company can declare the Note due and payable. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of September 30, 2020, this Note had outstanding principal and interest of approximately $834,000. Upon consolidation this Note is eliminated.

U.S. GAAP requires that for each business combination, one of the combining entities shall be identified as the acquirer, and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination. The Company has determined that its aforementioned 52.5% equity interest in AAMI provides existence of a controlling financial interest and has concluded to account for this transaction in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). As of September 30, 2020, AMRE had incurred $595,000 of cost of which $307,000 is attributable to the non-controlling interest.

On August 21, 2020, Document Security Systems, Inc. (the “Company”), completed its acquisition of Impact BioMedical, Inc. (“Impact BioMedical”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth Security, Inc. (“DSS BioHealth”), and related parties Alset International Limited (“Alset Intl”, formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) (See Note 5), which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration valued at $50 million. As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary and operating results of the acquisition will be included in the Company’s financial statements beginning August 21, 2020. The Company has concluded to account for this transaction in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Activity from August 21, 2020 to September 30, 2020 was not significant.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of Impact Biomedical as if the acquisition took place on January 1. The pro forma consolidated results include the impact of certain adjustments.

	2020	2019
Sales	$11,517,000	$9,857,000
Net Income	$1,616,059	$(3,223,000)
Basic earnings per share	$0.48	$(2.55)
Diluted earnings per share	$0.15	$(0.37)

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition of Impact BioMedical. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company is in the process of completing valuations and useful lives for certain Technology and In Process Research & Development assets acquired in the transaction and the purchase price allocation will be completed with finalization of those valuations. We expect the preliminary purchase price accounting to be completed during the three months ending December 31, 2020. For the purposes of these financial statements, the consideration given is classified as Other Intangible Assets, Net. No amortization was recorded during the three months ended September 30, 2020.

5. Investments

Alset International Limited (formally Singapore eDevelopment Limited)

As of March 31, 2020, the Company owned 83,174,129 ordinary shares of Alset International Limited (“Alset Intl”, formally Singapore eDevelopment Limited) a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited, at an exercise price of SGD$0.04 (US$0.029) per share and warrants to purchase an additional 44,005,182 ordinary shares at an exercise price of SGD$0.04 (US$0.029) per share. On June 25, 2020, the Company exercised those warrants bringing its total ownership to 127,179,311 shares or approximately 10% of the outstanding shares of Alset Intl at September 30, 2020. As of June 30, 2020 the Company carried its investment in Alset Intl at cost, less impairments under ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. During the third quarter 2020, the Company determined that the investments has a readily determinable fair value based on the volume of shares traded on the Singapore Exchange which evidences a ready market for shares, as well as a consistent and observable market price. Accordingly, this investment is now classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income (expense). At the time of change the Company recorded an unrealized gain of approximately $2.1 million. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority share of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of September 30, 2020 was approximately $5,583,000.

Sharing Services Global Corp. (“SHRG”)

As of June 30, 2020, the Company, had acquired and owned approximately 17% of the issued and outstanding shares of Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security investment. In the 3rd quarter of 2020, the Company, through a series of class A common shares acquisitions in July 2020, with such acquisition history detailed below, the Company acquired in aggregate, an ownership interest in SHRG of greater than 20%. At that time, it was determined that the Company had the ability to exercise significant influence over SHRG. Accordingly, on July 22nd, the Company began prospectively utilizing the equity method of accounting for its investment into SHRG in accordance with ASC Topic 323 and will recognize our share of their earnings and losses within our consolidated statement of operations and comprehensive income (loss). Due to a lag in financial reporting of SHRG, the Company has not recorded any share of earnings or losses during the period ended September 30, 2020. On a go forward basis, earnings or losses from SHRG will be recorded on a two-month lag. As of July 22, 2020, the Company owned 62,417,593 class A common shares of SHRG with an adjusted basis of $11.3 million. As of September 30, 2020, the Company held 62,457,378 class A common shares equating to a 32.2% ownership interest in SHRG and had recorded unrealized gains on marketable securities of approximately $6.1 million for the nine months then ended. As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9.5 million, which represents primarily intangible assets and goodwill arising from acquisitions. The Company is still in the process of valuing the intangible assets at September 30, 2020 and no amortization has been recorded during the period ended September 30, 2020. The following table represents SHRG operating results for the three months ended July 31, 2020:

Net sales	$21,899,160
Gross profit	$16,000,134
Operating loss	$(1,146,919)
Loss before income taxes	$(1,234,868)
Income taxes	$(141,491)
Net loss	$(1,093,377)

On July 21st and 22nd, 2020, the Company purchased an aggregate of 11,000,000 shares of Class A common Stock of Sharing Services Global Corp. (SHRG) in two private purchases from third parties at a purchase price of for $0.08 per share or $880,000. At that time the Chief Executive Officer of SHRG, Mr. John “JT” Thatch, served as a director on the Company’s board of directors and the Chairman of the board of directors of the Company, Mr. Fai Heng Chan, served on the board of directors of SHRG.

On July 22, 2020, Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors, assigned a Stock Purchase and Share Subscription Agreement by and between Mr. Chan and SHRG, pursuant to which the Company purchased 30,000,000 shares of Class A Common Stock and 10,000,000 warrants to purchase Class A Common Stock for $3 million. The warrants have an average exercise price of $0.20, immediately vested and may be exercised at any time commencing on the date of issuance and ending three year from such date. These shares and warrants are also subject to a one-year trading restriction pursuant to the terms of a Lock-Up Agreement entered into between Mr. Chan and the Company and assigned to the Company.

The Company had acquired in a series of open-market transactions, between March 2020 and September 2020 an aggregate of 13,957,378 of additional common shares, at an average purchase price of $0.06 per share. The Company, during this same period, had also purchased 18,500,000 shares of SHRG in private purchases at an average purchase price of $0.08 per share.

As noted above, DSS, via four (4) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. JT Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Fai Heng Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), Mr. Sassuan “Sam” Lee, DSS Independent Director (joined the SHRG Board effective September 29, 2020) and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also has the option to purchase an additional 10% of the outstanding membership interest. This option expires on September 10, 2022.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in this joint venture.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was no activity for the nine months ended September 30, 2020.

6. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (2.1% as of September 30, 2020). This revolving line of credit was renewed and has a maturity date of May 31, 2021 and is renewable annually. As of September 30, 2020 the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of September 30, 2020, the Term Note had a balance of $801,000. The Company pays a monthly amount of $13,000 in principal and interest.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens which was converted into two term notes under which the Company will make monthly payments of $14,000 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. On July 20, 2020 the Company paid of this note.

Equipment Line of Credit - On July 31, 2020, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $900,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. As of September 30, 2020, the loan had a balance of $0 and Premier Packaging still has available $900,000 for equipment borrowings.

Promissory Notes - On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. As of September 30, 2020, the new, consolidated Promissory Note had a balance of $1,110,000.

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2019, Premier Packaging was in compliance with the annual covenants.

On October 24, 2018, the Company’s subsidiary, DSS Asia Limited entered into a $100,000 unsecured promissory note with HotApps International Pte Ltd in conjunction with the acquisition of Guangzhou HotApps Technology Ltd., a Chinese subsidiary of HotApps International Pte Ltd, by DSS Asia Limited. The promissory note does not accrue interest and had a maturity date of October 24, 2020. This note was paid in full on October 9, 2020.

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAM. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. If not paid sooner, the entire unpaid principal balance is due in full on March 2, 2022. As further incentive to enter into this Note, AMRE granted LVAM warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). The value of the warrants is not considered to be material. The holder is a related party owned by the Chairman of the Company’s board of directors.

During Q2 2020, the Company received loan proceeds for Premier Packaging, DSS Digital, and AAMI in the amount of approximately $1,072,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of August 4, 2020 pursuant to the terms of the SBA PPP program, the Company submitted applications for Premier Packaging and DSS Digital for a requested 100% loan forgiveness. AAMI, pursuant to the terms of the SBA PPP program, submitted its application for 100% loan forgiveness in October 2020. Those applications are currently pending. Based on the uncertainty surrounding the forgiveness, the amounts are recorded as long-term debt on the accompanying consolidated balance sheets at September 30, 2020. If not forgiven, these loans calculate interest at 1% and have a two-year repayment period.

7. Lease Liability

The Company has operating leases predominantly for operating facilities. As of September 30, 2020, the remaining lease terms on our operating leases range from less than one to two years. DSS Plastics Group which finalized the sale of its assets on August 14, 2020 is not included in the lease liability calculation (see Note 10). Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of September 30, 2020.

Future minimum lease payments as of September 30, 2020 are as follows:

Maturity of Lease Liability
Totals
2020	$11,000
2021	6,000
2022	1,000
2023	-
2024	-
Total lease payments	18,000
Less: Imputed Interest	(1,000)
Total lease liability	$17,000

Current	$13,000
Noncurrent	$4,000

Weighted-average remaining lease term (years)	0.8

Weighted-average discount rate	5.4%

8. Commitments and Contingencies

The Apple Litigation

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” On March 10, 2020 DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570. DSSTM has filed its Plaintiff-Appellate brief and Apple has filed its responsive brief. DSSTM’s reply brief is due by November 16, 2020.

The LED Litigation

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

On September 20, 2019, DSS filed a patent infringement lawsuit against Nichia Corp. and Nichia America Corp. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,879,040. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case. On May 18, 2020, Nichia filed an IPR petition challenging the validity of claims 1-4, 8, and 11 of the patents. The District Court has entered a stay of the District Court proceedings pending the outcome of the IPR petition.

The Intel, Apple Litigation

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

The Ronaldi Litigation

In April 2019 DSS commenced an action in New York State Supreme Court, Monroe County, Index No. E2019003542, against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. Mr. Ronaldi subsequently commenced an action against DSS in the Superior Court of California, County of San Diego, on November 8, 2019, under case number 37-2019-00059664-CU-CO-CTL, in which he alleged that DSS terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. DSS was successful in dismissing the California case and consolidating it with the action pending in Monroe County, New York. Mr. Ronaldi asserted counterclaims in the Monroe County, New York action similar to those he originally brought in California. Mr. Ronaldi claims that his termination violated an alleged employment agreement or implied-in-fact employment agreement and that he should have remained employed through 2019. Mr. Ronaldi seeks to recover: (i) $144,657.53 in wages from April 11, 2019 through December 31, 2019; (ii) $769.23 in alleged unpaid based salary for time worked before April 11, 2019; (iii) $15,384.62 in alleged paid time off compensation; (iv) $3,076.93 in alleged unpaid sick time compensation; (v) $26,076.93 in waiting-time penalties; (vi) -$91,000 in unspecified expense reimbursement; (vii) $300,000 in alleged cash bonuses ($100,000 per year) based on DSS’s performance in 2017, 2018 and 2019; and (viii) a $450,000 performance bonus based on the result of certain alleged net proceeds from patent infringement litigation. He further claims an interest in any recovery in DSS Technology Management v. Apple, Inc., Case No. 4:14-cf-05330-HSG. The parties are now engaged in discovery. The current deadline for completion of fact discovery is March 12, 2021, and a Note of Issue signaling readiness for trial is due May 28, 2021.

Additionally, on March 2, 2020 DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York where it was assigned Case No. 6:20-cv-06265-EAW. Mr. Ronaldi filed a motion seeking to compel DSS to advance his legal fees to defend the action, which motion was fully briefed as of June 30, 2020 and remains pending and undecided. The parties are awaiting the court’s scheduling of the status conference for the management of all pretrial activities and set a tentative date for trial.

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

Contingent Litigation Payments - The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of September 30, 2020, and December 31, 2019, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments - The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of September 30, 2020, there are no contingent payments due.

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

On July 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “Offering”), of 453,333 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriter at a public offering price of $7.50 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 38,533 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The net offering proceeds to the Company from the Offering were approximately $3.3 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The initial offering was closed on July 31, 2020, and the overallotment was exercised on August 7, 2020.

In connection with the Share Exchange for Impact BioMedical described in Note 5 above, on August 18, 2020, the Company filed a Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of the Company, including 200,000,000 shares of Preferred Stock, with a par value of $0.02, of which 46,868 shares were designated Series A Preferred Stock. The Certificate of Amendment, the form of which was previously disclosed in a Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on July 14, 2020. As described in Note 4 and 5, this transaction is a related party transaction.

Holders of the Series A Preferred Stock have no voting rights, except as required by applicable law or regulation, and no dividends accrue or are payable on the Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to a liquidation preference at a liquidation value of $1,000 per share aggregating to $46,868,000, and the Company has the right to redeem all or any portion of the then outstanding shares of Series A Preferred Stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share. The Series A Preferred Stock ranks senior to Common Stock and any other class of securities that is specifically designated as junior to the Series A Preferred Stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, in respect of a liquidation preference equal to its par value of $1,000. A holder of Series A Preferred Stock has the option to convert each share of Series A Preferred Stock into a number of common shares in the Company equal to the $1,000 liquidation preference divided by a conversion price of $6.48 or 154.32 shares subject to a Beneficial Ownership Limitation of 19.99%, as defined in the Share Exchange Agreement. Additionally, Company has the option to require conversion of all outstanding Series A Preferred Stock into common stock at any time, subject to the Beneficial Ownership Limitation discussed. In aggregate the Series A Preferred Shares are convertible into 7,232,670 shares of the Company’s common stock. The Company evaluated the classification of the Series A Preferred Shares under the guidance enumerated in ASC 470, 480, and 815 and determined that based on the features noted above the instruments are accounted for as permanent equity.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2020, the Company had stock compensation expense of approximately $216,000 or $0.08 basic and diluted gain per share ($203,000, or $0.25 basic and diluted loss per share for the corresponding nine months ended September 30, 2019).

On April 3, 2020, by unanimous written consent, the Board of Directors authorized the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan, to certain managers and directors in the amount of 8,900 shares, at $6.60 per share which were immediately vested and issued. 5,800 of these shares where were fully vested restricted stock to members of the Company’s management team with a two-year lock-up period.

On June 4, 2020, the Company entered into an agreement with an investor relations firm to provide services over a 14-month period in exchange for 21,000 shares of common stock. The shares were issued on the date of the agreement and were valued by the Company at $210,000. The value assigned to the shares is included in other assets on the accompanying consolidated balance sheets and will be expensed into stock-based compensation as it is earned.

On September 23, 2020, by written consent of the Chief Executive Officer and the Chairman of the board, the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan, to a consultant of the Company in the amount of 20,000 shares, at $4.48 per share which were immediately vested.

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

The consideration paid to the Company for the sale of the assets included a one-time cash payment of $683,000 and a potential additional earn-out payment of an aggregate amount of up to $517,000 based on future quarterly gross revenue of the business to be conducted by the buyer with the sold assets. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable which did not occur during the nine months ended September 30, 2020. The net effect of all assets disposed of with this transaction is a net loss $111,000 and is included in Loss from Discontinued Operations.

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets– Assets and Liabilities Held For Sale

	September 30,	December 31,
	2020	2019
	unaudited
ASSETS
Current assets:
Inventory	$-	$342,000
Total current assets	-	342,000

Property, plant and equipment, net	-	732,000
Right-of-use assets	886,000	1,081,000

LIABILITIES

Current liabilities:
Current portion of lease liability	274,000	274,000
Total current liabilities	274,000	274,000

Long term lease liability	612,000	807,000

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations - Discontinued Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Printed products	$243,000	$916,000	$1,626,000	$2,591,000
Total revenue	243,000	916,000	1,626,000	2,591,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	382,000	503,000	1,644,000	1,795,000
Selling, general and administrative (including stock based compensation)	130,000	310,000	715,000	910,000
Depreciation and amortization	37,000	122,000	152,000	207,000
Impairment of goodwill	-	-	685,000	-
Total costs and expenses	549,000	935,000	3,196,000	2,912,000
Operating loss	(306,000)	(19,000)	(1,570,000)	(321,000)

Other income (expense):
Interest expense	(7,000)	(9,000)	(21,000)	(24,000)
Loss on sale of assets held for sale	(111,000)	-	(111,000)	-
Income (loss) before income taxes	(424,000)	(28,000)	(1,702,000)	(345,000)

Income tax expense (benefit)	-	-	-	-
Income (loss) from discontinued operations	(424,000)	(28,000)	(1,702,000)	(345,000)

11. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six months ended September 30, 2020 and 2019:

	2020	2019

Cash paid for interest	$101,000	$128,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$-	$1,616,000
Gain from change in fair value of interest rate swap derivatives	$-	$7,000
Common stock issued upon conversion of convertible note	$-	$500,000
Equity issued to purchase intangible assets	$-	$145,000
Common Shares issued for marketing services	$210,000	$-
Common Shares issued for Impact BioMedical	$3,132,000	$-
Series A Preferred Shares issued for Impact BioMedical	$35,187,000	$-
Long-lived assets acquired through settlement of notes receivable	$838,000	$-

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

Approximate information concerning the Company’s operations by reportable segment for the three and Nine months ended September 30, 2020 and 2019 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended September 30, 2020	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$2,972,000	$-	$483,000	$-	$714,000	$-	$4,169,000
Depreciation and amortization	165,000	-	9,000	21,000	1,000	50,000	246,000
Interest expense	24,000	-	2,000	-	-	3,000	29,000
Stock based compensation	3,000	-	7,000	-	-	122,000	132,000
Net Income (loss) from continuing operations	136,000	-	82,000	(36,000)	(1,139,000)	6,323,000	5,366,000
Capital expenditures	1,000	-	-	-	1,000	-	2,000
Identifiable assets	10,013,000	1,209,000	657,000	1,000	1,809,000	68,304,000	81,993,000

Three Months Ended September 30, 2019	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$2,119,000	$-	$498,000	$-	$-	$-	$2,617,000
Depreciation and amortization	228,000	-	7,000	62,000	-	-	297,000
Interest expense	24,000	-	2,000	-	-	22,000	48,000
Stock based compensation	4,000	-	20,000	-	-	249,000	273,000
Net loss from continuing operations	(322,000)	-	139,000	(203,000)	-	(836,000)	(1,222,000)
Capital expenditures	-	-	-	-	-	-	-
Identifiable assets	9,156,000	3,884,000	899,000	-	-	4,611,000	18,550,000

Nine Months Ended September 30, 2020	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$8,394,000	$-	$1,331,000	$-	$1,792,000	$-	$11,517,000
Depreciation and amortization	584,000	-	28,000	48,000	1,000	163,000	824,000
Interest expense	79,000	-	9,000	-	-	13,000	101,000
Stock based compensation	11,000	-	37,000	-	-	168,000	216,000
Net Income (loss) from continuing operations	222,000	-	(120,000)	(325,000)	(960,000)	4,954,000	3,771,000
Capital expenditures	91,000	-	9,000	-	1,000	1,000	102,000
Identifiable assets	10,013,000	1,209,000	657,000	1,000	1,809,000	68,304,000	81,993,000

Nine Months Ended September 30, 2019	Packaging and Printing	Plastics	Digital	Technology Management	Direct Marketing	Corporate	Total
Revenue	$8,434,000		$1,424,000	$-	$-	$-	$9,858,000
Depreciation and amortization	675,000	-	24,000	144,000	-	1,000	844,000
Interest expense	76,000	-	6,000	-	-	22,000	104,000
Stock based compensation	13,000	-	62,000	-	-	256,000	331,000
Net loss from continuing operations	(254,000)	-	(224,000)	(418,000)	-	(1,490,000)	(2,386,000)
Capital expenditures	574,000	-	24,000	-	-	4,000	602,000
Identifiable assets	9,156,000	3,884,000	899,000	-	-	4,611,000	18,550,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended September 30, 2020
Packaging Printing and Fabrication	$2,568,000
Commercial and Security Printing	403,000
Total Printed Products	$2,971,000

Three months ended September 30, 2019
Packaging Printing and Fabrication	$1,883,000
Commercial and Security Printing	236,000
Total Printed Products	$2,119,000

Nine months ended September 30, 2020
Packaging Printing and Fabrication	$7,631,000
Commercial and Security Printing	774,000
Total Printed Products	$8,405,000

Nine months ended September 30, 2019
Packaging Printing and Fabrication	$7,619,000
Commercial and Security Printing	814,000
Total Printed Products	$8,433,000

Technology Sales, Services and Licensing Revenue Information:

Three months ended September 30, 2020
Information Technology Sales and Services	$24,000
Digital Authentication Products and Services	359,000
Royalties from Licensees	100,000
Total Printed Products	$483,000

Three months ended September 30, 2019
Information Technology Sales and Services	$46,000
Digital Authentication Products and Services	307,000
Royalties from Licensees	145,000
Total Printed Products	$498,000

Nine months ended September 30, 2020
Information Technology Sales and Services	$65,000
Digital Authentication Products and Services	947,000
Royalties from Licensees	307,000
Total Printed Products	$1,319,000

Nine months ended September 30, 2019
Information Technology Sales and Services	$151,000
Digital Authentication Products and Services	857,000
Royalties from Licensees	416,000
Total Printed Products	$1,424,000

Direct Marketing

Three months ended September 30, 2020
Direct Marketing Internet Sales	$715,000
Total Direct Marketing	$715,000

Three months ended September 30, 2019
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

Nine months ended September 30, 2020
Direct Marketing Internet Sales	$1,793,000
Total Direct Marketing	$1,793,000

Nine months ended September 30, 2019
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

13. SUBSEQUENT EVENTS

On October 7, 2020, DSS Securities took part in an IPO of Presidio Property Trust, Inc., a Maryland corporation that invests primarily in commercial properties, such as office, industrial and retail properties, as well as in residential model home properties, in regionally dominant markets across the United States. We purchased 200,000 shares at $5.00 per share for a total of $1,000,000.

On October 16, 2020, Global BioMedical Pte Ltd. converted 4,293 shares of its Series A Preferred Stock of DSS having a par value of $0.02 per share in exchange for 662,500 restricted shares of the Common Stock of the Company having a par value of $.02 per share based upon a liquidation value of $1,000 and a conversion price of $6.48 per share pursuant to Section 8.2(a) of the Certificate of Designation of Series A Convertible Preferred Stock.

On October 20, 2020, the Company filed its preliminary Form 14A proxy materials for the 2020 Annual Meeting of Stockholders. The purpose of the meeting is to (1.) To elect eight director nominees to the Company’s Board of Directors to hold office until the next Annual Meeting of Stockholders; (2.) To ratify Freed Maxick CPAs, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020; (3.) To provide an advisory vote on executive compensation; (4.) To approve, pursuant to Rule 713 of the NYSE American, the potential issuance of shares of the Corporation’s common stock, par value $0.02 per share representing equal to or greater than 20% but not more than 50.99% of presently outstanding stock, issuable upon conversion of our Series A Convertible Preferred Stock, issued by the Company to Global BioMedical Pte. Ltd on August 21, 2020 in accordance with the Share Exchange Agreement dated April 27, 2020, by increasing the beneficial ownership limitation of the Series A Convertible Preferred Stock; and (5.) To approve the reincorporation of the Company from New York to Texas, pursuant to a merger of the Company with and into a newly-formed Texas corporation that will initially be a wholly-owned subsidiary of the Company, resulting in a change in name of the Company from “Document Security Systems, Inc.” to “Alset, Inc.”

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

Overview

Document Security Systems, Inc. (the “Company”) currently operates in eight (8) business lines segments through eight (8) DSS subsidiaries located around the globe.

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

In addition to the four subsidiaries listed above, in 2019 and early 2020, DSS has created five new, wholly owned subsidiaries. (4) DSS Blockchain Security, Inc., a Nevada corporation, that intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (5) Decentralize Sharing Systems, Inc., a Nevada corporation, seeks to provide services to assist companies in the new business model of the peer-to-peer decentralized sharing marketplaces. (6) DSS Securities, Inc., a Nevada corporation, has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. (7) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the biohealth and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (8) DSS Secure Living, Inc., a Nevada Corporation, intends to develop top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. Aside from Decentralized Sharing Systems, Inc. and DSS BioHealth Security, Inc. the activity in the these newly created subsidiaries have been minimal or in various start-up or organizational phases.

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

Direct Marketing - Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market. We believe this business has significant growth potential in the now popular “gig economy”. Consistent with the Company’s strategic business plan and vision, we plan to enter the direct marketing or network marketing industry and take advantage of the opportunities that exist. We have entered into partnerships with existing direct marketing companies to access U.S., Canadian, Asian and Pacific Rim markets. In addition, we have acquired various domestic and international operating licenses from those companies. Through the acquisitions we have secured product licenses, formulas, existing sales networks, patents, web sites, and other resources to initiate sales and revenue generation for this line and launched our HWHGIG and HWH Marketplace direct selling platforms.

Results of Operations for the Three and Nine Months Ended September 30, 2020 as compared to the Three and Nine Months Ended September 30, 2019

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Revenue

	Three months ended September 30, 2020	Three months ended September 30, 2019	% Change	Nine months ended September 30, 2020	Nine months ended September 30, 2019	% Change
Revenue
Printed products	$2,971,000	$2,119,000	40%	$8,405,000	$8,433,000	0%
Technology sales, services and licensing	483,000	498,000	-3%	1,319,000	1,424,000	-7%
Direct marketing	715,000	-	n/a	1,793,000	-	n/a

Total Revenue	$4,169,000	$2,617,000	59%	$11,517,000	$9,857,000	17%

For the three months ended September 30, 2020, total revenue increased 59% as compared to the three months ended September 30, 2019. Revenues from the sale of Printed products increased 40% during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in packaging sales due to customer sales returning after reopening from COVID-19 and the addition of new customers. Technology sales, services and licensing revenue decreased 3% during the three months ended September 30, 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020, total revenue increased 17% due to the revenue associated with our Direct Marketing line of business. Direct marketing revenue increase illustrates the Company’s entrance into the direct marketing industry and its associated opportunities.

Costs and expenses

	Three months ended September 30, 2020	Three months ended September 30, 2019	% Change	Nine months ended September 30, 2020	Nine months ended September 30, 2019	% Change
Costs and expenses
Costs of goods sold, exclusive of depreciation and amortization	$2,637,000	$1,786,000	48%	$7,077,000	$6,702,000	6%
Sales, general and administrative compensation	1,075,000	563,000	91%	2,928,000	1,897,000	54%
Depreciation and amortization	246,000	298,000	-17%	824,000	844,000	-2%
Professional fees	943,000	543,000	74%	2,217,000	1,265,000	75%
Stock based compensation	133,000	273,000	-51%	216,000	331,000	-35%
Sales and marketing	1,015,000	103,000	885%	1,769,000	363,000	387%
Rent and utilities	74,000	96,000	-23%	283,000	286,000	-1%
Research and development	26,000	(32,000)	181%	26,000	(13,000)	300%
Other operating expenses	409,000	167,000	145%	723,000	473,000	53%

Total costs and expenses	$6,558,000	$3,797,000	73%	$16,063,000	$12,148,000	32%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased 48% and 6% respectively during the three and nine months ended September 30, 2020 as compared to the same periods in 2019. This increase is driven primarily by an increase in material costs related with our Direct Marketing division.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 91% and 54% respectively during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily due to changes in headcount year over year associated with expanding our sales team as well as the addition of our Direct Marketing business segment, and an increase in cost of the Company’s health and welfare programs.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three and nine months ended September 30, 2020, depreciation and amortization expense decreased 17% and decreased 2% respectively as compared to the same periods in 2019 due to sale and disposal of assets of the DSS Plastics Group.

Professional fees increased 74% and 75% respectively during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, mostly due to increases in legal services for the outsourcing of corporate legal services, legal fees associated with the defense of a suit brought by Intel Corporation and Apple, Inc. against the Company (see Note 8), costs for discontinued operations and consulting fees incurred by the Direct Marketing segment and acquisition activities.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 51% and 35% respectively during the three and nine months ended September 30, 2020 as compared to the same periods in 2019. This was driven by a larger number of shares issued in 2019 to managers, directors and consultants.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 885% and 387% respectively, during the three and nine months ended September 30, 2020 as compared to the same periods in 2019, resulting from an increase in commissions paid to brokers associated with the Company’s Direct Marketing segment.

Rent and utilities decreased by 23% and 1% respectively during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily due to a decrease in facilities maintenance costs and utilities for the Company’s discontinued operations.

Research and development increased 181% and 300% respectively during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due to refunds of grant money and rebates in 2019 that did not recur in 2020 and the acquisition of Impact Biomedical, Inc. in 2020.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three and nine months ended September 30, 2020, other operating expenses increased 145% and increased 53% respectively as compared to the same periods in 2019 due to startup software costs for the Direct Marketing segment.

Other Income (Expense)

	Three months ended September 30, 2020	Three months ended September 30, 2019	% Change	Nine months ended September 30, 2020	Nine months ended September 30, 2019	% Change
Other Income (Expense)
Interest Income	$10,000	$7,000	43%	$61,000	$11,000	455%
Interest Expense	(29,000)	(49,000)	-41%	(101,000)	(104,000)	-3%
Unrealized gain on marketable securities	7,782,000	-	N/A	8,365,000	-	N/A
Amortization of deferred financing costs and debt discount	(8,000)	-	N/A	(8,000)	(2,000)	300%

Total costs and expenses	$7,755,000	$(42,000)	18564%	$8,317,000	$(95,000)	8855%

Interest income is recognized on the Company’s money markets as well as the notes receivable identified in Note 3.

Interest expense decreased 41% and 3% respectively during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due to the payoff of DSS Plastic debt during the quarter (see Note 6).

Unrealized gain on marketable securities is recognized on the change in fair market value on our common stock investment is Sharing Services Global Corp. approximately $6.1 million and Alset International Limited approximately $2.1 million for the nine months ended September 30, 2020.

Net Income (Loss)

	Three months ended September 30, 2020	Three months ended September 30, 2019	% Change	Nine months ended September 30, 2020	Nine months ended September 30, 2019	% Change

Income (loss) from continuing operations	$5,366,000	$(1,222,000)	539%	$3,771,000	$(2,386,000)	258%

Loss from discontinued operations	(424,000)	(29,000)	-1362%	(1,702,000)	(346,000)	-392%
Net Income (loss)	$4,942,000	$(1,251,000)	495%	$2,069,000	$(2,732,000)	176%

For the three and nine months ended September 30, 2020, the Company recorded net income from continuing operations of $5,366,000 and $3,771,000, respectively, as compared to a net loss of $1,222,000 and $2,386,000, respectively during the same periods in 2019. The increase in net income during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 primarily reflect the company’s unrealized gains on its marketable securities of $7,782,000 and $8,365,000, respectively. For the three and nine months ended September 30, 2020, the Company recorded net loss from discontinued operations of $424,000 and $1,702,000 respectively, as compared to a net loss of $29,000 and $346,000, respectively during the same periods in 2019. The change in net losses incurred during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 primarily reflect the combined impact of a decline in revenues in the Plastics Products Group driven by the impact of the Covid-19 pandemic as well as the Q1 2020 impairment of goodwill totaling $685,000.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations and Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $11.6 million in cash, and a positive working capital position of approximately $13.3 million as of September 30, 2020, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

To continue as a going concern, during the nine months ended September 30, 2020, the Company through multiple underwriting agreements with Aegis Capital Corp., acting as representative of the several underwriters, provided the issuance and sale by the Company in an underwritten public offering (the “Offering”) shares of the Company’s common stock. The net offering proceeds to the Company approximated $20.1 million.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. During the nine months ended September 30, 2020, material steps were taken to materially reduce or eliminate cash burns in the IP Monetization program, the DSS Digital Group and the DSS Plastics group.

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $11.6 million in aggregate cash as of September 30, 2020, would allow us to fund our eight business lines current and planned operations through October 2021. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2019 describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2020, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 which remained as of September 30, 2020, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2020 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 8 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

The Company is a smaller reporting company, as such term is defined in Item 10(f)(1) of Regulation S-K, and is therefore not required to provide the information required under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2020 the Company issued 662,500 shares of the Company’s common stock upon the conversion of 4,293 shares of Series A Preferred Stock.  Shares of Series A Preferred Stock have a value of $1,000 per share and may be converted into shares of the Company’s common stock at a conversion price of $6.48 per share, subject to a 19.9% beneficial ownership conversion limitation based on the total issued and outstanding shares of common stock of the Company beneficially owned by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company.

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

DOCUMENT SECURITY SYSTEMS, INC.

October 23, 2020	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

