Form 10-K
period 2020-12-31
DOCUMENT SECURITY SYSTEMS INC
filed 2021-03-31
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

DOCUMENT SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

6 Framark Drive

Victor, New York 14564

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2020 was $18,119,034.

The number of shares of the registrant’s common stock outstanding as of March 16, 2021, was 27,670,125.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DOCUMENT SECURITY SYSTEMS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

Document Security Systems, Inc. (together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “Document Security Systems,” “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine distinct business lines which primarily operate and are located in North America and Asia. The nine divisions are:

1.	Direct Marketing/Online Sales Group,
2.	Premier Packaging,
3.	Digital Group,
4.	IP Technology,
5.	BioHealth Group,
6.	Securities and Fintech Group,
7.	Energy Group,
8.	Secure Living, and
9.	Blockchain Technology

Each of these business lines are in different stages of development, growth, and income generation. Because of these varying degrees of business cycle growth, including the size of the revenues and assets acquired, the Company currently financially reports only on four of these operating segments.

1.	Direct Marketing/Online Sales Group,
2.	Premier Packaging,
3.	Digital Group, and
4.	IP Technology

As the other divisions grow and start generating significant income, those operating segments will be added to our financial segmental reporting.

Our divisions, their business lines, subsidiaries and operating territories:

1.	Direct Marketing/Online Sales Group: (“Direct” or “DM”) Led by the holding corporation, Decentralize Sharing Systems, Inc. (“Decentralized”, this group provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. Over the past 12 months, Direct has made substantial investments in acquiring marketing software, product opportunities, and operational capabilities in this marketplace. Additionally, it has acquired and developed an independent contractor sales force. It has also made substantial investments into other direct marketing companies, including its investment and partnership with Sharing Services Global Corporation (OTCQB: SHRG) (“Sharing Services” or “SHRG”), which at the end of 2020, Decentralized owned approximately 32% of the outstanding shares of Sharing Services. Currently, Direct and SHRG operate offices in USA, Canada, Hong Kong, Singapore, S. Korea, Australia, New Zealand, Malaysia, and Singapore, with additional offices or presence being added monthly. Decentralized sharing systems’ mission is to become the leading direct sales platform, training, developing and empowering leaders on a global scale to achieve maximum human and economic potential.

2.	Premier Packaging: (“Premier”) The Company’s packaging and security printing group is coordinated by the wholly owned subsidiary, Premier Packaging Corporation, a New York corporation. Premier operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. Premier is currently located in Victor, NY and serves the US market.

3.	Digital Group: (“Digital”) Digital researches, develops, markets, and sells the Company’s digital products worldwide. As an industry leader in brand authentication services, our solutions leverage functional anti-counterfeiting features and cutting-edge technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing. Digital’s primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. Digital Group is headquartered in Rochester, NY, but it also has offices and staff in Hong Kong.

4.	IP Technology Management: (“IP” or “DSS TM”) DSS TM manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. DSS TM is currently headquartered in Houston, Texas.

5.	BioHealth Group: (“BioHealth”) The BioHealth Group is our business line created to invest in, or acquire companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. The BioHealth Group is also targeting unmet, urgent medical needs. Assets of this group are organized under the holding company, DSS BioHealth Security, Inc. Its subsidiaries are currently headquartered in Rochester, NY. The group also has a research facility in Winter Haven, Florida.

6.	Securities and Fintech Group: (“Securities”) Securities was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stablecoins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). This group is led by its holding company, DSS Securities, Inc., (“DSS Securities”) and the group is currently headquartered in Houston, Texas.

7.	Energy Group: (“Alset Energy”) This group has been established to help lead the Company’s clean energy future with a focus on environmental responsibility and sustainability measures. Alset Energy, Inc, the holding company for this group, recently organized, Alset Solar, Inc., a wholly owned subsidiary, to pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy. But in addition to solar farms and large-scale solar battery banks, Alset Energy will also look at other alternative energy opportunities for investment and development. Our goal is to be a powerful force in the mitigation of the negative effects of climate change by reducing air pollution and expanding access to clean energy for all, while contributing to global economic well-being. Alset Energy is currently headquartered in Houston, Texas and seeking market opportunities in the US sunbelt areas, but specifically in Texas, Arizona, New Mexico and Florida.

8.	Secure Living: (“Secure Living”), Secure Living has developed a plan for fully sustainable, secure, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing. Secure Living is currently working with several land development partners to develop entire fully sustainable, healthy living single-family subdivisions. Secure Living is currently headquartered in Houston, Texas.

9.	Blockchain Technology: (“Blockchain”) Blockchain specializes in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. DSS Blockchain leverages DSS’s early-to-market anticounterfeiting history in AuthentiChain©, which secures assets across industries to benefit product developers, manufacturers, investors, and consumers. AuthentiChain©, can be applied to decentralize ledgers, help stabilize the token economy, and protect cryptocurrency from counterfeiting, and secure negotiable legal documents and security exchanges.

Following is a summary of several DSS reported transactions and investments since January 2020 that confirm the active advancements and investments in these business lines:

On March 3, 2020, the Company, via its subsidiary DSS Securities Inc., entered into a share subscription agreement and loan arrangement with LiquidValue Asset Management Pte Ltd., AMRE Asset Management, Inc., and American Medical REIT Inc. under which it acquired a 52.5% controlling ownership interest in AMRE Asset Management, Inc. (“AAMI”) which currently has a 93% equity interest in American Medical REIT Inc. (“AMRE”) (see Note 4).

AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulates investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. American Medical REIT, Inc. is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. As of December 31, 2020, no revenue has been generated.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact BioMedical”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth Security, Inc., Alset International Limited (formally Singapore eDevelopment Ltd.), and Global Biomedical Pte Ltd. (“GBM”), which was previously approved by the Company’s shareholders (the “Share Exchange”). Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, (see Note 4).

Impact BioMedical strives to leverage its scientific know-how and intellectual property rights to provide solutions to issues that have been plaguing the biomedical field for decades. By tapping into the scientific expertise of its partners, Impact BioMedical has undertaken a concerted effort in the research and development (R&D), drug discovery and development for the prevention, inhibition, and treatment of neurological, oncological and immune related diseases.

In August 2020, DSS Securities entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc., a Texas corporation (“ATC”). DSS Securities owns 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process.

On October 7, 2020, DSS Securities took part in an initial public offering of Presidio Property Trust, Inc., a Maryland corporation, that invests primarily in commercial properties, such as office, industrial and retail properties, as well as in residential across the United States. As part of this offering, we purchased 200,000 shares of Presidio’s Series A Common Stock at $5.00 per share for a total purchase price of $1,000,000.

Effective December 9, 2020, Impact BioMedical entered into an exclusive distribution agreement with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), which is focused on manufacturing natural probiotics. Under the terms of this distribution agreement, h Impact BioMedical will directly market, advertise, promote, distribute and sell certain BioMed products to resellers. The products to be distributed by Impact BioMedical include BioMed’s PGut Premium ProbioticsTM, PGut Allergy ProbioticsTM, PGut SupremeSlim ProbioticsTM, PGut Kids ProbioticsTM, and PGut Baby ProbioticsTM. Under the terms of the ten-year distribution agreement, Impact BioMedical will have exclusive rights to distribute the products within the United States, Canada, Singapore, Malaysia, and South Korea and non-exclusive distribution rights in all other countries.

On February 8, 2021, DSS Securities announced that it entered into a joint venture (“JV”) with Coinstreet Partners (“Coinstreet”), a global decentralized digital investment banking group and digital asset financial service firm, and GSX Group (“GSX”), a global digital exchange ecosystem for the issuance, trading, and settlement of tokenized securities, using its proprietary blockchain solution. The JV leverages the operational strengths and assets of three key leaders in their field, combining traditional capital market experience, Fintech innovations, and business networks from three continents, North America, Europe, and Asia, to capitalize on unique digital asset opportunities. The JV reported that it intended to first pursue a digital securities exchange license in the US. Moving forward, this JV will be the key operational company building and operating a digital securities exchange that utilizes the GSX STACS blockchain technology, serving corporate issuers and investors in the sector.

On February 25, 2021, DSS Securities announced its acquisition of an equity interest in WestPark Capital, Inc.(“WestPark”) and an investment in BMI Capital International LLC (“BMICI”). DSS Securities executed two separate transactions that were designed to grow the Securities division by signing a binding note and stock exchange letter of intent to own 7.5% of the issued and outstanding shares of WestPark and acquiring 24.9% of BMICI through a purchase agreement. WestPark is a full-service investment banking and securities brokerage firm which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. BMI is a private investment bank specializing in corporate finance advising, raising equity, and venture services, providing a global “one-stop” corporate consultancy to listed companies. From corporate finance to professional valuation, corporate communications to event management, BMICI services companies in the US, Hong Kong, Singapore, Taiwan, Japan, Canada, and Australia.

On March 1, 2021, Decentralized Sharing Systems, Inc. announced that it increased its investment in Sharing Services Global Corporation, a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note. Decentralized’s financing was made as an investment that would help accelerate Sharing Services sales and growth, as well as international expansion, with the expectation that such capital reserves would help make Sharing Services a dominant player in the global marketplace over the next two years. It was reported that the new $30 million investment would have the potential to exponentially increase Sharing Services sales channels and substantially expand its product portfolio, and to position Sharing Services to capitalize on consolidation and roll up opportunities of other direct selling companies. In the joint announcement, Sharing Services reported that the additional funding would now allow it to accelerate its global expansion with a direct focus on the Asian markets, and specifically in countries such as South Korea, Japan, Hong Kong, China, Singapore, Taiwan, Thailand, Malaysia, and the Philippines. The announcement also noted that prior to this convertible promissory note investment, DSS owned 37% of the outstanding shares of Sharing Services, and that Sharing Services generated $98.4 million in revenue and $5.6 million net income in the trailing 12-month period ended September 30, 2020.

On March 15, 2021, the Company, through one of its subsidiaries, DSS BioMedical International, Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares a the per share price of $1.00. In addition, under the terms of the Agreement, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement to with Alset EHome International, Inc. (“Seller”) indirectly the Seller’s wholly owned subsidiary Impact Oncology PTE Ltd. to effectively purchase ownership of 2,480,000 shares of common stock of Vivacitas for a purchase price $2,480,000. This agreement includes an option to purchase an additional 250,000 shares of common stock. As a result of these two transactions, which were closed on March 21, 2021 and March 29, 2021, respectively, the Company owns approximate 10.2% equity position in Vivacitas.

Reporting Operationing Segments:

As we have reported above, we financially report business operating results on only four operating segments, which we believe will certainly increase and transition as the newer lines of business develop. However, the four business lines that we are reporting on in 2020 are as follows:

Premier Packaging - Operating under the name Premier Packaging Corporation (a New York corporation), produces custom consumer packaging serving clients in the pharmaceutical, nutraceutical, beverage, specialty foods, photo packaging, and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers along with technical support for our technology licensees. The division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, receipts, identification materials, entertainment tickets, secure coupons, and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing and related technologies.

Digital Group - This division researches, develops, markets, and sells worldwide the Company’s digital products, including and primarily our AuthentiGuard® product, which is a brand authentication application and consumer engagement product that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. The AuthentiGuard® product allows our customers to implement a security mark utilizing conventional printing methods that is copy- and counterfeit-resistant and that can be read and recorded utilizing smartphones and other digital image capture devices, which can be utilized by that customer’s suppliers, field personnel and customers throughout its global product supply and distribution chains.

IP Technology - Since its acquisition in 2013, DSS Technology Management Inc.’s primary mission has been to monetize its various patent portfolios through commercial litigation and licensing. Except for investment in its social networking related patents, we have historically partnered with various third-party funding groups in connection with patent monetization programs. As management announced in its 2019 shareholder meeting, management intended to de-emphasize and ultimately wind down this business line. Management reported that while it would continue to assert and defend the existing patents and purse potential infringements as they are identified, it did not intend to seek out new patent portfolios. As the 2020 financial reporting confirms, management implemented that business plan IP is currently focused on managing two remaining patent portfolios.

Direct Marketing/Online Sales Group - Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail channels. We believe this business has significant growth potential in the now popular “gig economy”. Consistent with the Company’s strategic business plan and vision, we have entered into the direct marketing or network marketing industry and plan to take advantage of the opportunities that exist in the industry. We are engaging in partnerships with existing direct marketing companies to access U.S., Canadian, Asian, and Pacific Rim markets. In addition, we have, and/or are acquiring various domestic and international operating licenses to further the growth of this division. But in addition, we have developed or procured product licenses, formulas, sales networks, patents, web sites, and other resources to help us accelerate our sales and revenue generation initiatives for this line, and we have launched our HWHGIG and HWH Marketplace direct selling platforms.

2019-2020 Strategic Business Plan, and its 2021 Progression:

In November 2019, management announced that the Company’s 2019-2020 strategic business plan was to revitalize the company by focusing on strengthening the organization by (i) exiting unprofitable business lines, (ii) investing in and reviving the Company’s core businesses, (iii) improving top line revenues and net margins, (iv) controlling costs and (v) creating new long-term scalable, recurring revenue streams. To realize those goals, management announced that it would execute the strategic plan by:

Exiting Unprofitable Business Lines:

In 2019, the Company had 4 business lines: Premier Packaging, Digital Group, the IP Technology, and DSS Plastics Printing. At that time, only the Premier Packaging division was generating reoccurring revenue and positive cash flow with annual revenues of $13.5 million and a net EBIDA of approximately $742,000. Conversely, the other 3 business units lost approximately $1,348,000, with the IP Technology group accounting for $475,000, and DSS Plastic Printing accounting for an additional $294,000. To preserve capital and stop further cash drain, the decision was made to exit both business lines, whether by sale, wind down, closure, or by no longer pursuing business opportunities in this area.

Wind Down IP Monetization Program:

Since entering the intellectual property monetization business in July 2013, we have invested substantial capital and resources into purchasing, maintaining, and enforcing our patents. We have also invested substantial resources in the research and development of internally generated intellectual property for our own use, and/or for potential profitable licensing opportunities.

However, the costs of funding a patent pool, including patent maintenance fees, litigation (costs for legal counsel, discovery, consultants, expert witnesses, and travel), and overhead costs associated with the IP business line, had placed a significant financial strain upon the Company. During 2019, our corporate cash burn exceeded approximately $200,000 per month, primarily due to recurring costs related to the IP monetization line of business, which reduced resources for our other lines of business, as well as our own patent research and development projects. Further, because the related IP legal costs are expensed in the year incurred with no corresponding revenue generation, the financial impact to the Company caused us to routinely report negative operating income year over year. Moreover, as a result of the IP monetization line’s high capital demand, the Company did not have the capital to initiate and sustain IP litigation against potential major infringers of DSS patents.

Further, as a result of several court decisions and statutory changes, the patent laws in the United States have changed significantly since our entry into this business. Consequently, the enforcement of patents has become more costly and more difficult for DSS and other patent holders, and the likelihood of successful litigation has significantly decreased. In addition, depending upon the type of IP involved and the parties who are the alleged patent infringers, the legal enforcement and recovery process can take five or more years before the matter goes to trial. For instance, the Apple litigation, which we have previously disclosed, and which is described in more detail herein, was initiated in September 2013 and was scheduled to go to trial in late February 2020; a period of approximately 6 ½ years.

As a result of the considerable financial, working capital, and resource allocation to the IP monetization program, we executed a critical review of the program. We examined all elements and factors related to the operations of this business line, including what we hold in inventory of patents, the potential of that patent portfolio, the timetables involved to monetize those patents, the cost of capital to maintain the patents to monetization, and the probability of successful monetization. As a result of that extensive review, we determined that it was in the best interest of DSS and its stockholders to de-emphasize and ultimately exit the IP monetization line of business.

In 2020, management discontinued making any further patent acquisitions in this business line, and, more importantly, was able to renegotiate all of its previous contracts with its lenders, attorneys, and other professionals to eliminate most, if not all, of the historical losses and cash burn from this division. We will continue to manage the existing patent portfolio and work to maximize those assets. After the conclusion of these pending matters, we intend to close this business line.

Divesting DSS PLASTICS:

In 2020, we also made the decision to divest the DSS Plastics Group. The DSS Plastics Group manufactured laminated and surface printed cards which included magnetic stripes, bar codes, holograms, signature panels, invisible ink, micro fine printing, biometric, radio frequency identification (RFID), and watermarks for printed plastic documents such as ID cards, event badges, and driver’s licenses. As a result of continued historical downward trends of the plastic printing business, mostly due to deteriorating margins due to international competition primarily from China, and increasing operating costs of this San Francisco based company, long term major restructure changes and retooling had been planned to return the company to profitability. But the impact of COVID-19 pandemic and resulting economic shut-down had a major impact on revenues. The impact of Covid, coupled with the negative long-term trend of the plastic card industry being replaced by facial recognition, digital licenses, and identification by individual cell phones, forced us to expedite and ultimately divest the business in 2020

In August 2020, the Company sold the primary assets of DSS Plastics Group to a subsidiary of Bristol Graphics for $683,000 at closing, and a contingency payment (earnout) of $517,000 that may be earned over the following 12-month period, $390,000 of which was recognized in 2020. The remaining asset and liability of this division is its lease space located in Brisbane, California. We are in the process of subleasing that facility and expect to consummate a transaction in the 2nd quarter which we expect will release the Company from that trailing lease liability, and thereafter expected final closure.

Reviving the Company’s Core Businesses:

In 2018, the Premier Packaging and the Digital Group collectively accounted for 78% of the Company’s operating revenues. But while, the two business lines accounted for the lion’s share of the Company’s operating revenue, they were doing so on minimal marketing and operating budgets, and in the case of Premier Packaging, with aged and obsolete equipment with limited remaining life. Management reviewed the business lines of both Premier Packaging and the Digital Group and believed that the core business of each was sound, that DSS held a market niche and/or growth opportunity in each, and that long-term profitability could be achieved with additional investments and changes. In 2020, management made substantial adjustments to revive and improve the productivity and operating revenue of these two divisions.

In 2018, Premier Packaging and Digital collectively reported $14,500,000 in operating revenue, $12,957,000 and $1,543,000 respectively, or approximately 78% of the company’s operating revenue that year. In 2019, after initial revitalization efforts, operating revenues grew a combined 5%, and in 2020, after a reduction in sales to each of their two largest customers by 26%, the two divisions reported $15.3 million in revenues, during a harsh pandemic impacted economic period.

Substantially Reducing Corporate Overhead and Cash Burn:

Since the spring of 2019, we have reduced the Company’s monthly cash burn by eliminating non-essential layers of management and redundant operating expenses, as well as by renegotiating vendor contracts. The goal was, and is, to continue to reduce overhead operating costs, redundancy, improve operating efficiencies, and reduce cash burn through a continuing series of new management initiatives.

Implementing Business Diversification Initiatives:

One of the most important initiatives of the 2019 strategic business plan was the goal, and commitment, to diversify the Company’s operating revenue. Management believed it imperative to transition the Company’s revenue into new business lines which generated scalable and reoccurring revenue, preferably in exponential and emerging growth business opportunities. To achieve this goal, management sought to acquire, to invest in, or to start-up new business lines that met this criterion. We also planned to add additional products to existing business lines so that existing operations could further transition more toward scalable reoccurring revenue streams.

Toward that initiative, in 2019 and continuing through 2020 the Company either acquired, invested in, or started-up new businesses in the biohealth, direct marketing, blockchain, and securities trading fields. In 2020, the Company made substantial investments in the following new business lines:

● DSS BIOHEALTH SECURITY, INC. This business line was intended to be principally involved in the bio-medical sector, including investing in companies that hold bio-medical intellectual property and/or have, or are securing, strategic alliances, partnerships, and distribution rights for bio-medical and security products, technologies, or enterprises. This new division was also organized to seek out investment and growth opportunities in on open-air defense initiatives that seek to curb transmission of airborne infectious diseases such as tuberculosis and influenza, among others, in open areas, and to seek investments in the oncological cures for various forms of cancer.

In 2019, the Company made a substantial commitment to this division by acquiring Impact BioMedical, Inc. in an approximate $50 million all stock acquisition. The Impact Bio acquisition, which was rich with assets, has a foundation of products with international market opportunities and demand, and which can be structured into long- term scalable, reoccurring license revenue. By leveraging technology and new science with strategic partnerships, Impact BioMedical drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare.

● Direct Marketing/Online Sales Group, The Direct Marketing / Online Sales industry was a market that we believed would help us diversify and meet our scalable reoccurring revenue target in an exponential growth industry with high profit margins. The direct marketing, network marketing, or online sales is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market. We believed that with the transition of a significant sector of retail sales now converting to the now popular “gig economy”, an investment in this business model would meet our strategic business plan objective and vision. We believed that we could profitably serve this market through lending opportunities, acquisition opportunities, and global partnership ventures.

Toward this objective, we made substantial investments in loans and investments into several direct marketing companies in 2019 and 2020. Notable in this area was our $8+ million investment into Sharing Services Global Corporation, located in Dallas, Texas, and the Company’s start-up of HWH World, Inc. and its national and international sales network. Further, on March 1, 2021, Decentralized announced that a binding letter of intent had been executed in which it increased its investment in Sharing Services through a $30 million convertible promissory note. The $30 million is planned to exponentially increase Sharing Services sales channels, substantially expand its product portfolio, and to position Sharing Services to capitalize on consolidation and roll up opportunities.

● BLOCKCHAIN TECHNOLOGY, This corporate business line was organized in 2019 to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber security across global markets. While no significant acquisitions were made over the past 18 months, this business line is still deemed to be an important business line for our long-term diversification goals.

● SECURITIES AND FINTECH GROUP The Securities business line was be organized as part of the 2019 strategic business plan to establish or acquire investments in long-term growth and sustainable scalable reoccurring management fee income. The businesses that were to be targeted in this business plan included investments in alternative trading systems and related platforms, REITs, brokerage and other trading fund management platforms that would create recurring fee income.

FOR 2021:

Our business goal for 2021 is continue many of the 2019-2020 Strategic Goals, including to continue to grow the company with sound acquisitions, to develop and to grow Premier Packaging with major capital investments, and to place a heavy emphasis improving top line revenue and top line revenue diversification and profitability. But special attention, effort, and resources will be made to further the following 2021 business initiatives:

● Continue to revitalize and grow Premier Packaging.

● Make further investments in the Direct Securities and BioHealth groups in the form of growth and investments.

● Focused effort to double top line revenue and bottom- line profitability.

Our Core Products:

Packaging & Printing

Premier Packaging Corporation provides custom packaging services and serves clients in the pharmaceutical, nutraceutical, consumer goods, beverage, specialty foods, confections, photo packaging and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers. In addition, the division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, receipts, identification materials, entertainment tickets, secure coupons and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing, brand protection, consumer engagement and related technologies.

Technology, Counterfeit Prevention and Brand Services

The Digital Group specializes in counterfeit prevention, brand protection, consumer engagement technology development. Is products offer platforms for authentication and validation of authentic print media, consumer goods and negotiable instruments, including government-issued documents, retail and consumer packaging, labelling, and identification systems. We are a leader in the research and development of optical deterrent technologies and have commercialized these technologies with a suite of products that offer our customers an array of brand security solutions. In addition, we provide document security technology to security printers, corporations, consumer product companies and governments for protection of vital records, certifications, travel documents, consumer products, pharmaceutical packaging and school transcripts.

Our primary anti-counterfeiting products and technologies have evolved from a traditional analog product to a highly advanced digital system and are marketed under our AuthentiGuard® registered trademark. In October 2012, we introduced AuthentiGuard®, a smartphone application for authentication, targeted to major Fortune 500 companies worldwide. The application is a cloud-enabled solution that permits efficient and cost-effective counterfeit deterrence, authentication and consumer engagement. Our solutions leverage functional anti-counterfeiting features and cutting-edge technology to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing.

Since 2012, the AuthentiGuard® product has grown to annual sales of approximately $1.5 million, and we project that over the next three years annual sales of AuthentiGuard® will increase by an annualized growth rate of approximately 17%. Today, our mission is to make world-class authentication, counterfeit prevention and consumer engagement technology that is assessable and scalable to an expanding customer base. We intend to bring our technology-laden packaging, labelling, and document solutions to a broader range of clients including small businesses, develop long-term relationships with those who use them and grow our business organically.

Direct Selling

Decentralized Sharing Systems, Inc. and its subsidiaries and partners, including Sharing Services Global Corporation provide an array of products and services, through an independent contractor network.

For example, Decentralized’s wholly owned subsidiary, HWH World, Inc. promotes products and services that fulfill its corporate position of health, wealth, and happiness. The HWH Marketplace through its brands desires to help its customers become the healthiest, happiest versions of themselves. For the health component, the company offers herbal alternatives of nutraceutical, consumables and topicals, dietary supplements, beauty and skin care products, personal care, gut health products, aloe vera based supplements, and other wellness products. As to the wealth component, the company is developing educational tools to its users to better manage individual finances and savings programs to help its consumers find each consumer’s individual financial goal. As to the happiness component, the company is working with other partners to either acquire or partner in products and/or services to allow its consumers to enjoy and healthy living, including a global travel membership network.

Further, Sharing Services, through its subsidiary Elevacity, markets and distributes health and wellness products under the “Elevate” brand, primarily in the United States and Canada. Sharing Services markets its products and services through its independent contractor distribution system and using its proprietary website: www.elevacity.com. In February 2021, the Company launched its new business brand, “The Happy Co.,” at its Elevacity division. Elevacity has several well-known and signature products, including its top product lines of “Happy Coffees” and “Nootropic Beverages”. Elevacity also sells a “healthy shake”, a “Keto Coffee Booster”, “Energy Caps”, “XanthoMax© Happy Caps”,“Wellness Vitamin Patches”, various beauty and skin care products, and other wellness products.

Bio Health

BioHealth, through its subsidiary Impact Bio Medical, Inc. targets unmet, urgent medical needs and expands the borders of medical and pharmaceutical science. Impact drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare. By leveraging technology and new science with strategic partnerships, Impact Bio provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include a breakthrough alternative sugar aimed to combat diabetes and functional fragrance formulations aimed at the industrial and medical industry.

BioHealth and Impact Medical have several important and valuable products, technology or compounds that are in continuing development and/or licensing stages:

●	LineBacker: A polyphenol compound that is believed to be successful in neurological and inflammatory disorders. LineBacker is a platform of small molecule X-bonded polyphenols. X-bonding is a molecular tuning technique that modifies a natural compound to induce potency, efficacy, bioavailability, and trans-membrane permeability while maintaining safety, toxicity, and tolerability. Natural polyphenols have demonstrated strong potential in treating and preventing a range of diseases by inhibiting TNF-α and indication specific causes (e.g. neurology, anti-inflammatory, oncology). Two novel discrete LineBacker molecules have been synthesized and characterized including in vitro efficacy testing, pharmacokinetics, and maximum tolerated dose in vivo.
●	Equivir: A polyphenol compound that is believed to be successful in antiviral infection treatments. Equivir/Nemovir technology is a novel blend of FDA Generally Recognized as Safe (GRAS) eligible polyphenols (e.g., Myricetin, Hesperetin, Piperine) which have demonstrated antiviral effects with additional potential application as health supplements or medication. Polyphenols are sourced from fruits, vegetables, and other natural substances. Myricetin is a member of the flavonoid class of polyphenolic compounds with antioxidant properties. Hesperitin is a flavanone and Piperine is an alkaloid, commonly found in black pepper.
●	Laetose: Laetose technology is derived from a unique combination of sugar and inositol, which demonstrates the ability to inhibit the inflammatory and metabolic response of sugar alone. A sugar alternative which is believed to lower human glycemic indexes and is believed to be a breakthrough alternative sugar aimed to combat diabetes. The use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower glycemic index/load.
●	3F: A botanical compound believed to serve as an insect repellent and anti-microbial agent. 3F is a unique formulation of specialized ingredients (e.g. terpenes) from botanical sources with demonstrated effect as an insect repellent and an antimicrobial.
● 3F Mosquito Repellent: 3F repellent contains botanical ingredients that mosquitos avoid. These ingredients are scientifically proven1 to affect the mosquito’s receptors, essentially making the insect blind to a human’s presence. This can be utilized as a stand-alone repellent or as an additive in detergents, lotions, shampoo, and other substances to provide mosquito protection.
● 3F Antimicrobial: 3F antimicrobial contains botanical ingredients known to kill viruses. These ingredients are scientifically proven to inhibit viral replication. This can be utilized as a stand-alone antimicrobial or as an additive in detergents, lotions, shampoo, fabrics, and other substances.
●	Therapix (license): BioHealth has a license for cannaniboid technology for neurological pain, sleep apnoea disorders with RX/OTC potential.
●	Bio Med (license): A probiotic gut health product that helps to regulate many physiological functions, ranging from energy regulation and cognitive processes to toxin neutralization and immunity against pathogens.

The business model of BioHelath and Impact BioMedical revolves around two methodologies – Licensing and Sales Distribution.

1) Impact develops valuable and unique patented technologies which will be licensed to pharmaceutical, large consumer package goods companies and venture capitalists in exchange for usage licensing and royalties.

2) Impact utilizes the DSS ecosystem to leverage its sister companies that have in place distribution networks on a global scale. Impact will engage in branded and private labelling of its products for sales generation through these channels. This global distribution model will give direct access to end users of Impact’s nutraceutical and health related products.

Securities

Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, digital asset exchanges, security and utility tokens and other forms of crypto currency. This business sector has already started or made the following business lines and associated products and services:

●	REIT Management Fund: In March 2020, DSS Securities formed AMRE (“American Medical REIT”) and its management company AAMI (“AMRE Asset Management, Inc.) Through AAMI/AMRE, a medical real estate investment trust, fulfills community needs for quality healthcare facilities while enabling care providers to allocate their capital to growth and investment in their contemporary clinical and critical care businesses. Urban and suburban communities are in need of modern healthcare facilities that provide a range of medical outpatient services. The funds ultimate product is an investor opportunity in a managed medical real estate investment trust.
●	Real Estate Title Services: Alset Title Company, Inc. provides buyers, sellers, and brokers alike confidence during big real estate transactions, not just in a transaction, but in the property itself. Through bundled services, Alset Title Company, Inc. provides it all from title searches and insurance to escrow agent assistance.
●	Alternative Trading Systems: Currently in development to operate in the US vertical digital asset exchanges for securities, tokenized assets, utility tokens, stablecoins and cryptocurrency via a digital asset trading platform using blockchain technology.

Intellectual Property

Patents

Our ability to compete effectively depends largely upon our ability to maintain the proprietary nature of our technology, products and manufacturing processes. Across the DSS ecosystem of companies, we principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights.

As it applies to our digital division’s product line development, we have expended significant resources on research and development in an effort to become a market leader with the ability to provide our customers effective solutions against an ever-changing array of counterfeit risks. Our position in the security print market is based on our technologies and products. The Company recognized a credit in 2019 of approximately $12,000 primarily due to receipt of a refund on development costs for the development of proprietary blockchain solutions for the Company’s AuthentiGuard product line. In comparison, the Company spent approximately $146,000 on research and development during 2018, primarily toward the development of the Company’s AuthentiGuard product line.

Related to out Impact BioMedical Division we have key patents that we will use as the foundation for foster product development and licensing. We have 5 patents for some of our key products including Linebacker, Equivir/Nemovir, Laetose and 3F. Our intellectual property will enable us to be protected as we further these technologies and pave the road to commercialization.

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

Trademarks

We several trademarks related to our Digital Group business. We have registered our “AuthentiGuard®” mark, as well as our “Survivor 21®” electronic check icon and “VeriGlow®” with the U.S. Patent and Trademark Office. A trademark application is pending in Canada for “AuthentiGuard.” AuthentiGuard® is registered in several European countries including the United Kingdom. We have also applied to register AuthentiSite TM, AuthentiShare TM, AuthentiSuiteTM, AuthentiBlockTM, and AuthentiChainTM in the U.S.

Websites

The primary corporate website we maintain is www.dsssecure.com, which describes our Company, our history, our patented document security solutions, our major product offerings, and our targeted vertical markets across all of our business segments. In addition, we operate www.hwhmarketplace.com which is an online retail site that is centreed around our health and wellness nutraceutical products, www.impbio.com which is the primary site for our product information on that company. In addition to the active websites, the Company owns several other domain names reserved for future use or for strategic competitive reasons. Information on our websites or any other website does not constitute a part of this annual report.

Markets and Competition

As to the security printing business, the security print market is comprised of a few very large companies and an increasing number of small companies with specific technology niches. The expansion of this market is primarily due to the significant expansion of counterfeiting as advancing technologies in digital duplication and scanning combined with increasingly sophisticated design software has enabled easier reproduction of original documents, vital records and IDs, packaging, and labels. Our competitors include Standard Register Company, which specializes in printing security technologies for the check and forms and medical industries; and De La Rue Plc, that specializes in printing secure currency, tickets, labels, lottery tickets and vital records for governments and Fortune 500 companies. Large office equipment manufacturers, called OEMs, such as Sharp, Xerox Canon, Ricoh, Hewlett Packard and Eastman Kodak are developing “smart copier” technology that recognizes particular graphical images and produces warning words or distorted copies. Some of the OEMs are also developing user assigned and variable pantograph “hidden word” technologies in which users can assign a particular hidden word in copy, such as “void” that is displayed when a copy of such document is made. In addition, other competing hidden word technologies are being marketed by competitors such as NoCopi Technologies which sells and markets secure paper products, and Graphic Security Systems Corporation, which markets Scrambled Indicia.

Our packaging division competes with a significant number of national, regional and local companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market. They include large integrated paper companies such as West Rock Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead Westvaco. Our printing division competes primarily with locally-based printing companies in the Rochester and Western New York markets. Most of our competitors in these markets are privately-held, single location operations.

As to our Digital Group, our technology division also faces competition in the area of patent acquisitions and enforcement. Entities such as Acacia, RPX, AST, Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc. and Pendrell Corporation compete in acquiring rights to patents and product authentication from companies like Authentix, Opsec, and Alpvision that have similar technology to help protect against fraud and authenticate consumer packaged goods. .

As to the Direct Marketing Group, the network marketing or direct marketing industry is a very competitive marketplace. While not directly competing with HWH and SHRG, the following companies are significant players in the global network marketing business and as a result an indirect competitor of HWH and SHRG: Amay, Avon, Herbalife, Natura, Vorwerk, Mary Kay, Infinitus, Perfect, Forever Living, Nu Skin, Young Living, and New Era, among others.

Customers

During 2020, two customers accounted for 38% of our consolidated revenue. As of December 31, 2020, these two customers accounted for 60% of our consolidated trade accounts receivable balance. As of December 31, 2019, these two customers accounted for 45% of our consolidated revenue and 48% of the Company’s consolidated trade accounts receivable balance. This customer diversification improvement was driven by addition of several new customers to our overall customer base.

Raw Materials

As to the packaging business, the primary raw materials the Company uses in its businesses are paper, paperboard, corrugated board and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Paper and paperboard prices continued to increase in 2020, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

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

Employees

As of March 26, 2021, all of the Company’s 93 employees were full time. It is important that we continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are generally good.

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

ITEM 1A – RISK FACTORS

Investing in our common stock involves risk. Before deciding whether to invest in our common stock, you should consider carefully the risks and uncertainties described below. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. If any of these risks actually occur, our business, business prospects, financial condition or results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section contained in Part II, Item 7, below, entitled “Cautionary Statement Regarding Forward-Looking Statements.”

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

Financial Impact of COVID-19 Pandemic.

The COVID-19 pandemic has created global economic turmoil and has potentially permanently impacted how many businesses operate and how individuals will socialize and shop in the future. The Company continues to feel the effect of the COVID-19 business shutdowns and consumer stay-at-home protections. But the effect of the economic shutdown has impacted our business lines differently, some more severely than others. In most cases we believe the negative economic trends and reduced sales will recover over time. However, management determined that one of its business lines, DSS Plastics, had been more severely impacted by the pandemic than our other divisions and we did not believe this was a short-term phenomenon. As a result, management decided to fully impair its goodwill related to DSS Plastics. The impact to DSS’s 2020 first quarter earnings of this impairment was approximately $685,000.

The value of our intangible assets and investments may not be equal to their carrying values.

As of December 31, 2020, we had approximately $23.4 million of net intangible assets. Approximately $22.3 million is associated with the acquisition of Impact Biomedical, Inc. The Company has completed valuations for certain developed technology assets acquired in the transaction as well the non-controlling interest portion of Impact BioMedical, Inc. and its subsidiaries. Approximately $267,000 of this amount are intangible assets which derive their value from patents or patent rights. If licensing efforts and litigation are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period. As noted above, management has determined that the goodwill of DSS Plastics has been permanently and materially impaired due to the global pandemic and other market factors.

We have secured indebtedness, and a potential risk exists that we may be unable to satisfy our obligations to pay interest and principal thereon when due or negotiate acceptable extensions or settlements.

We have outstanding indebtedness (described below), most of which is secured by assets of various DSS subsidiaries and guaranteed by the Company. Given our history of operating losses and our cash position, there is a risk that we may not be able to repay indebtedness when due. If we were to default on any of our other indebtedness that require payments of cash to settle such default and we do not receive an extension or a waiver from the creditor and the creditor were to foreclose on the secured assets, it could have a material adverse effect on our business, financial condition and operating results.

As of December 31, 2020, we had the following significant amounts of outstanding indebtedness:

●	$1,100,000 due under a promissory note with Citizens Bank used to purchase our packaging division facility. We are required to pay monthly instalments of $7,000 with interest fixed at 4.22% until June 2029, at which time a balloon payment of the remaining principal balance will be due. The promissory note is secured by a first mortgage on our packaging division facility.
●	$900,000 in a term note non-revolving line of credit with Citizens Bank used by Premier Packaging Corporation to purchase equipment. Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s cost of funds, as determined by Citizens. The note had no borrowings against it as of December 31, 2020.
●	$771,000 in a term note non-revolving line of credit with Citizens Bank used by Premier Packaging Corporation to purchase equipment. The note is amortized over a 48-month period and payable in monthly instalments of $13,000. Interest accrues at 1 Month LIBOR plus 2.00%.
●	$800,000 revolving credit line with Citizens Bank by Premier Packaging payable in monthly instalments of interest only. The revolving credit line bears interest at 1 Month LIBOR plus 2.0% and had no borrowings against it at as of December 31, 2020.
●	$200,000 unsecured promissory note between AMRE and LiquidValue Asset Management Pte Ltd. The note calls for interest to be paid annually on March 2 with interest fixed at 8.0% and matures on March 2, 2022. The holder is a related party owned by the Chairman of the Company’s board of directors.
●	$115,000 under the Paycheck Protection Program, which was established as part of CARES Act, and provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. As of December 31, 2020, pursuant to the terms of the SBA PPP program, the Company submitted an application for AAMI for a requested 100% loan forgiveness. In January 2021, AAMI received notification that the loan was forgiven under the guidelines of the CARES Act.

The Citizens credit facilities for the Company’s subsidiary, Premier Packaging, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually as of December 31. For the year ended December 31, 2020, Premier Packaging was in compliance with the annual covenants.

A significant amount of our revenue is derived by two customers.

During 2020, two customers accounted for approximately 38% of our consolidated revenue. As of December 31, 2020, these two customers accounted for 60% of our trade accounts receivable balance. During 2019, these two customers accounted for approximately 45% of our consolidated revenue. As of December 31, 2019, these two customers accounted for 49% of our trade accounts receivable balance. If we were to lose these customers or if the amount of business we do with these two customers declines significantly, our business would be adversely affected.

We may face intellectual property infringement or other claims against us, our customers or our intellectual property that could be costly to defend and result in our loss of significant rights.

Although we have received patents with respect to certain of our core business technologies, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we have developed, and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using the same. We may not be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on our operations and our financial condition. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on our operations and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search may not disclose all related applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

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

Over the past several years, we have spent significant funds and time to create or acquire new products by applying our technologies onto media other than paper, including plastic and cardboard packaging, and delivery of our technologies digitally. We’ve also acquired several patents in the bio-health field through our acquisition if Impact Biomedical, Inc. Our business plan includes plans to incur significant marketing, intellectual property development and sales costs for these newer products, particularly the bio-health related products. If we are not able to develop and sell these new products, our financial results will be adversely affected.

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

The markets in which we operate is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with greater market presence and financial resources.

Our markets are highly competitive and characterized by rapid technological change and product innovations. Our competitors may have advantages over us because of their longer operating histories, more established products, greater name recognition, larger customer bases, and greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to the promotion and sale of their products. Competition may also force us to decrease the price of our products and services. We cannot assure you that we will be successful in developing and introducing new technology on a timely basis, new products with enhanced features, or that these products, if introduced, will enable us to establish selling prices and gross margins at profitable levels.

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

Our operating facility in Asia, in addition to our investment in Alset International Limited, presents risks including, but not limited to, changes in share price of investments, changes in local regulatory requirements, changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to application and interpretation of local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, eminent domain claims, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, other civil disturbances and the possible impact of the imposition of tariffs as a result of the tariff dispute between the U.S. and China as well as any retaliating trade policies or restrictions. Any such disruptions could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. We have had previously identified weaknesses in our internal control over financial reporting following management’s annual assessment of internal controls over financial reporting and, as a result of that assessment, management had concluded our controls associated may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

We may seek to develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Part of our business may include the development of new inventions and intellectual property that we would seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from our present business initiatives, which could have a material and adverse effect on our business. There is also the risk that these initiatives would not yield any viable new inventions or technology, which would lead to a loss our investments in time and resources in such activities.

In addition, even if we are able to develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

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

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by industry and financial analysts is currently limited. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of March 16, 2021, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 32.2% of our outstanding shares of common stock. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. As such, these stockholders, acting together, could have the ability to exert influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by: • delaying, deferring or preventing a change in corporate control; • impeding a merger, consolidation, takeover or other business combination involving us; or • discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Additional financing or future equity issuances may result in future dilution to our shareholders.

We expect that we will need to raise additional funds in the future to finance our internal growth, our merger and acquisition plans, investment activities, continued research and product development, and for other reasons. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and the newly issued securities may have rights senior to those of the holders of our common stock. The price per share at which we sell additional securities in future transactions may be higher or lower than the price per share in this offering. Alternatively, if we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to fund additional interest expense. If adequate additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully execute our business plan.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate group and digital division together occupy approximately 2,500 square feet of commercial office space located at 200 Canal View Boulevard, Rochester, New York under a lease that is on a month-to-month basis, at a rental rate of approximately $2,900 per month. Our DSS Asia division leases commercial office space in Hong Kong under a lease that expires September 30, 2021 for approximately $2,834 per month. Our Multilevel Marketing or Direct Selling division leases commercial office space in Irving, Texas under a lease that expires January 1, 2022 for approximately $12,000 per month. In addition, the Company owns a 40,000 square foot packaging and printing plant in Victor, New York, a suburb of Rochester, New York. We believe that our facilities are adequate for our current operations. We also lease approximately 15,000 square feet of production space in Brisbane, CA under a lease that expires January 31, 2024 for approximately $19,422 per month. In March 2021, the Company leased approximately 1,848 sq. ft. in Houston, Texas at 1400 Broadfield Blvd., Suite 100, for corporate offices and subsidiary expansion.

ITEM 3 - LEGAL PROCEEDINGS

As disclosed in Note 15 to the Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 15 relating to certain legal matters is incorporated herein by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American LLC Exchange, where it trades under the symbol “DSS”.

Holders of Record

As of March 16, 2021, we had 252 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2020 or 2019. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

However, the Company has announced its decision to issue shares of Impact BioMedical, Inc. to its shareholders of record at a to be determined record date that will correspond with the registration of Impact BioMedical’s common stock. The Company announced that it intended to issue four (4) shares of Impact BioMedical stock for each share of DSS common stock held by DSS shareholders (with the exception of shares beneficially held by Alset International Ltd).

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, securities issued and securities available for future issuance under both our 2013 and 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plans”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	19,261	$150.44	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	36,514	$33.92	-
2020 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	191,314

Total	-	55,775	$74.16	191,314

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

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2020, including the fourth quarter.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.

Forward-looking statements that may appear in this Annual Report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act and contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all the information set forth in this Annual Report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes included in Item 8 of this Annual Report.

Overview

Document Security Systems, Inc. (together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “Document Security Systems,” “DSS,” “we,” “us,” “our” or the “Company”) was formed in New York in 1984 and, in 2002, chose to strategically focus on becoming a developer and marketer of secure document and product technologies. At the time, we specialize in creating dynamic solutions that protect against fraud and ensure the well-being of consumers worldwide. Our mission was to make and deliver world-class authentication, counterfeit prevention and consumer engagement technology attainable and integrated into every product we offerred. The Company holds numerous patents for optical deterrent and authentication technologies that provide protection of printed information from unauthorized alterations, scanning and copying. We also license our anti-counterfeiting technologies to printers and brand-owners. In addition, through our digital division, we provide cloud computing services for our customers, including disaster recovery, back-up and data security services.

Prior to 2006, our primary revenue source in our document security division was derived from the licensing of our technology. In 2006, we began a series of acquisitions designed to expand our ability to produce products for end-user customers. In 2006, we acquired Plastic Printing Professionals, Inc., a privately held plastic cards manufacturer located in the San Francisco, California, area (referred to herein as the “DSS Plastics Group”). This was sold in August 2020. In 2008, we acquired DPI of Rochester, LLC, a privately held commercial printer located in Rochester, New York. In 2010, we acquired Premier Packaging Corporation, a privately held packaging company located in Victor, New York (referred to herein as the “DSS Packaging and Printing Group”). In May 2011, we acquired ExtraDev, Inc., a privately held information technology and cloud computing company located in Rochester, New York. In 2016, ExtraDev, Inc. changed its name to DSS Digital Inc. DSS Digital Inc. is also referred to herein as the “DSS Digital Group.”

In July 2013, the Company expanded its business focus by acquiring Lexington Technology Group, Inc. (“Lexington”), a private intellectual property monetization company. Lexington’s business was primarily to acquire intellectual property assets for the purpose or monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and litigation. DSS Technology Management, Inc., which is also referred to herein as “DSS Technology Management,” was established as a DSS subsidiary to house, account for and further develop this line of business. While similar to Lexington’s business model, DSS Technology Management focuses on extracting the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetizing such assets through a variety of value enhancing initiatives. However, the Company, as we elaborate below, has determined that it is in the best interests of the Company and its stockholders to wind down our intellectual property monetization business and refocus our efforts on our other existing businesses as well as explore potential new business lines

In January 2018, we commenced international operations for our Digital Group with its wholly owned subsidiary, DSS Asia Limited, in our office in Hong Kong. In December 2018, this division acquired a license from Guangzhou Hotapps Technology Ltd, a Chinese company enabling us to do business in China.

In 2019, the Company’s Board of Directors decided to restructure and reorganize the Company. At that time, the Company operated four (4) business lines: IP Technology, Premier Packaging, DSS Plastics, and Digital. But due in part to the declining revenue and historic business losses of the Company, the Board set forth a new vision for the Company and instructed management to develop new business models and business lines that would create long term shareholder value through asset growth and revenue growth. The Board was no longer content to wait for results of IP monetization litigation to determine the financial fate of the Company; it sought immediate change. It mandated that a new business model be designed for the Company in which the Company could directly control and manage its outcome daily. The Board insisted upon a three-year business plan to turn to Company profitable. Toward that vision and goal, the Board selected and appointed a new management team, and the management team set about restructuring the Company’s businesses, business models and defining long-term business goals.

In November 2019, the new executive management announced that the Company’s 2019-2020 strategic business plan to carry out the Board’s directive. The business plan provided five (5) fundamental building blocks to revitalize the company by (i) strengthening the organization by exiting unprofitable business lines, (ii) investing in and reviving the Company’s core businesses, (iii) improving top line revenues and net margins, (iv) controlling costs and (v) creating or acquiring new long-term scalable, recurring revenue streams. As part of the implementation of that plan, management discontinue operations of unprofitable business lines and reducing capital and cash burn. But in addition, the Company identified six (6) new business lines that it wanted to advance. In addition to the existing Premier Packaging group, Digital Group and IP Technology, the Company created the following new business lines:

1.	Direct Marketing/Online Sales Group,
2.	BioHealth Group,
3.	Securities and Fintech Group,
4.	Energy Division,
5.	Secure Living, and
6.	Blockchain Technology.

As a result of this 2019 Board directive, the Company was reborn in 2020. The Company now has nine (9) active divisions, and it has actively taken steps to acquire assets and resources for each of these divisions in 2020 (and as reported for the 1st quarter of 2021). Over the past 12 months, the Company has performed a substantial business turnaround. Significant and material assets have been acquired or developed for almost every new division. For the other divisions and the existing divisions, the Company is engaged in obtaining significant additions or acquisitions for these divisions over the coming 2021 year. Each of these new business lines are intended to eventually generate top line reoccurring scalable income. Each of the divisions are on a different growth path with some designed to start generating revenue in 2021, while others are programmed to deliver revenue and growth in 2022, and 2023.

The success of the ongoing turnaround of the Company is reflected in its 2020 financials as set forth herein. For 2020, Company assets grew from $20,146,000 for the period ending 12/31/2019 to $91,919,000 for the period ending 12/31/2020. Stockholder’s Equity rose from the period ending 12/31/2019 of $12,303,000 to $76,545,000 for the period ending 12/31/2020. Net Income attributable to stockholders for the 12-month period ending 12/31/2020 was $1,899,000 compared to a $2,889,000 loss for the 12-month period ended 12/31/2019.

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. The Company’s manufacturing facilities in both California and New York support business that have been deemed essential by their respective state governments and remain operational. We have taken every precaution possible to ensure the safety of our employees.

It is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Additionally, management had determined that one of its business lines, DSS Plastics, has been more severely impacted by the pandemic than our other divisions and we do not believe this is a short-term phenomenon. As a result, management has decided to fully impair its goodwill related to DSS Plastics. The impact to DSS’s first quarter earnings of this impairment was approximately $685,000.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2020 AND 2019

Revenue

	Year ended December 31, 2020	Year ended December 31, 2019	% Change
Revenue
Printed products	$13,000,000	$13,230,000	-2%
Technology sales, services and licensing	2,085,000	2,148,000	-3%
Direct marketing	2,326,000	172,000	1252%

Total Revenue	$17,411,000	$15,550,000	12%

Revenue - For the year ended December 31, 2020, revenue increased 12% to approximately $17.4 million as compared to revenues of $15.6 million for the year ended December 31, 2019. Printed products sales, which include sales of packaging and printing products, decreased 2% in 2020 as compared to 2019. The Company’s technology sales, services and licensing revenues decreased 3% in 2020, as compared to 2019. Both decreases in sales were due primarily to the impact of the COVID-19 pandemic as key customers saw a decline in business. A significant part of this decline however was offset by onboarding several new customers throughout the year. The Company’s direct marketing revenues increased 1252% in 2020 as compared to 2019. This is primarily due to the division starting during the fourth quarter 2019.

Costs and Expenses

	Year ended December 31, 2020	Year ended December 31, 2019	% Change
Costs and expenses
Costs of revenue, exclusive of depreciation and amortization	$11,207,000	$10,342,000	8%
Sales, general and administrative compensation	7,873,000	3,450,000	128%
Depreciation and amortization	1,084,000	1,151,000	-6%
Professional fees	3,345,000	1,974,000	69%
Stock based compensation	188,000	422,000	-55%
Sales and marketing	2,838,000	557,000	410%
Rent and utilities	359,000	491,000	-27%
Research and development	210,000	(12,000)	1850%
Other operating expenses	1,054,000	(208,000)	-607%

Total costs and expenses	$28,158,000	$18,167,000	55%

Costs of revenue, exclusive of depreciation and amortization includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue increased 8% in 2020 as compared to 2019, primarily due the increase price of paper as well as cost associated with direct marketing product manufacturing and procurement.

Sales, general and administrative compensation costs, increased 128% in 2020 as compared to 2019, primarily due a bonus of approximately $4.3 million accrued for Mr. Heng Fai Ambrose Chan, an executive of the Company’s DSS Cyber Security Pte. Ltd subsidiary in accordance with the terms of his employment contract as compared to $62,000 accrued in 2019.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-competition agreements and patents, and internally developed patent assets. Depreciation and amortization expense decreased by 6% during 2020, as compared to 2019, primarily due the expiration of the non-compete agreement with a former executive, as well as a large 10-year asset becoming fully depreciated.

Professional fees increased 69% in 2020 as compared to 2019, primarily due to an increase in legal fees associated with the direct marketing division, due diligence fees, as well as costs associated with acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs decreased 55% in 2020 as compared to 2019 due to one-time stock grants that took place in 2019 to directors and certain officers with no similar offerings or grants in 2020.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 410% during 2020 as compared to 2019, primarily due to direct marketing distributor commissions.

Rent and utilities decreased 27% during 2020 as compared to 2019 due to the relocation of DSS Digital to smaller office space, and the inclusion of our Plastic groups 2019 rent and utilities expense of approximately $325,000 now included in Loss from discontinued operations.

Research and development costs consist primarily of third-party research costs and consulting costs. During the year ended December 31, 2020, Research and development costs increased 1850% as compared to the same period in 2019 primarily due to acquisition of Impact Biomedical Inc and their related research costs.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense, insurance costs, and corporate travel. Other operating expenses increased 607% in 2020 compared to 2019 which is primarily due to a software setup expense for MLM division and D&O insurance increase year over year, as well as amortizing on a pro-rata basis over the expected remaining life of the monetization period of the LED Patent Portfolio through November 30, 2019 of approximately $86,000 per month.

Other Income and Expense

	Year ended December 31, 2020	Year ended December 31, 2019	% Change
Other Income (Expense)
Interest Income	$69,000	$25,000	176%
Interest Expense	(185,000)	(125,000)	48%
Other income	1,000	-	N/A
Unrealized gains	10,609,000	-	N/A
Income from equity method investment	604,000	-	N/A
Gain on extinguishment of debt	969,000	-	N/A
Amortization of deferred financing costs and debt discount	(8,000)	(3,000)	167%

Total other income	$12,059,000	$(103,000)	11808%

Interest income increased 176%, during the year ended December 31, 2020, as compared to the same period in 2019, due to interest recognized on the Company’s money market account and notes receivable.

Interest expense increased 48%, during the year ended December 31, 2020, as compared to the same period in 2019, due to the interest expense incurred on notes payable, in particular, twelve months of interest associated with the utilization of Premier Packaging equipment line of credit in 2020 versus three months in 2019.

Amortized debt discount increased 167% during the year ended December 31, 2020, as compared to the same period in 2019, due to a balance of debt issue costs expensed in 2020.

Unrealized gains is recognized on the change in fair market value on our common stock investment in Sharing Services Global Corp $7.1 million and related warrants, Alset International Limited. $3.4 million and other marketable securities $0.1 million for the year 2020.

Income from equity method investment represents the Company’s prorated portion of Sharing Services Global Corp’s earnings for the three-months ended October 31, 2020. See Note 6.

Gain on extinguishment of debt in April and May 2020 respectively, the Packaging and Digital divisions of the Company received funds from the SBA Paycheck Protection Program of $619,000 and $344,000. As of August 4, 2020, pursuant to the terms of the SBA PPP program, the Company submitted applications for Premier Packaging and DSS Digital for a requested 100% loan forgiveness. During the fourth quarter 2020, both these notes were forgiven in full.

During 2020, the Company had net income of $1.4 million as compared to a net loss of $2.9 million in 2019, representing a 149% increase. This achievement of net income in 2020 is primarily due to the impact of a one-time net gain from extinguishment of debt of approximately $1 million, which occurred during the fourth quarter of 2020 and unrealized gains

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2020, the Company had cash of approximately $5.2 million. As of December 31, 2020, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow - During 2020, the Company expended approximately $5.7 million for operations, which generally reflected by fluctuations in accounts receivable, inventory, and prepaid and other current assets, accrued expenses and other liabilities.

Investing Cash Flow - During 2020, the Company expended approximately $10.7 million in investing activities. This includes $0.3 million on equipment for its packaging and direct marketing operations for various pieces of machinery, equipment, and software. In addition, the Company expended approximately $9.8 million on purchases of investments.

Financing Cash Flows - During 2020, the Company generated $20.7 million from financing activities, which includes $20.2 million from new issuances of common stock and $1.3 million from the borrowings of long-term debt. This is offset by principal payments on long-term debt of approximately $0.3 million, and payments on its revolving line of credit of $0.5 million.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $5.2 million in cash, and a positive working capital position of approximately $3.6 million as of December 31, 2020, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

To continue as a going concern, during the twelve months ended December 31, 2020, the Company through multiple underwriting agreements with Aegis Capital Corp. (“Aegis”), acting as representative of the several underwriters, provided the issuance and sale by the Company in an underwritten public offering shares of the Company’s common stock. The net offering proceeds to the Company approximated $20.2 million. Also, through two separate public offerings underwritten by Aegis during the first quarter of 2021, the Company received net proceeds of approximately $61.0 million.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. During the twelve months ended December 31, 2020, steps were taken to materially reduce or eliminate cash burns in the IP Monetization program, the DSS Digital Group and the DSS Plastics group.

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $5.2 million in aggregate cash, cash equivalents, as of December 31, 2020, along with the $61.0 million raised during the first quarter of 2021, would allow us to fund our nine business lines current and planned operations through March 2022. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2020 or 2019 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2020 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the FASB ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets.

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

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at that value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings.

For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 6 for further discussion on investments.

Related Party Liabilities - The Company’s HWH World, Inc subsidiary has a service agreement pending with HWH Korea, a subsidiary of Alset International Limited (formally Singapore eDevelopment Limited), and thus a related party. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them. As of December 31, 2020, the Company has collected approximately $1,100,000 on behalf of HWH Korea did remit amounts during the first quarter of 2021. The related party liability is included in “Other current liabilities” on the accompanying consolidated balance sheets.

Revenue - The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company also derives revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize the Company’s technology, or on a per item usage of the technology on the customers’ printed products. The Company recognizes license revenue at the time it is reported by the licensee. From time to time, the Company generates license revenues through litigation settlements. For these, the Company recognizes revenue upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met. The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of December 31, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Business Combinations - Business combinations and non-controlling interests are recorded in accordance with FASB ASC 805 Business Combinations. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition and all acquisition costs are expensed as incurred. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. The application of business combination accounting requires the use of significant estimates and assumptions. See Note 7 regarding the acquisitions in 2020.

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly-owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held For Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) as Loss from Discontinued Operations. See Note 16.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Document Security Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Document Security Systems, Inc and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Business Combinations – Impact BioMedical, Inc.

As described in Note 7 to the consolidated financial statements, the Company completed its acquisition of Impact BioMedical, Inc. from a related party during the year ended December 31, 2020 for consideration of approximately $38 million. In connection with this transaction, the Company evaluated whether this transaction qualified as a business combination, evaluated the classification of the preferred shares as either a liability or equity, determined the fair value of the consideration paid, determined the fair value of the separately identifiable assets acquired and liabilities assumed and reflected the excess of the consideration paid over net assets acquired as goodwill. In connection with this transaction a deferred tax liability was recorded resulting in the release of a previously recorded valuation allowance. The operations of this acquisition are considered to be a single reporting unit.

The evaluation of the classification of the transaction as a business combination and the preferred shares issued as permanent equity is complex. Further, based on the stage of development of the business and the related party nature of the transaction, the valuation of the consideration paid, assets acquired, liabilities assumed, and related non-controlling interest is complex and judgmental. The valuation models used by management when determining their estimated fair value require subjective assumptions. In particular, the fair value estimates are sensitive to changes in assumptions for revenue growth, gross margin, and operating expenses as well as weighted average cost of capital, illiquidity discounts relating to the consideration paid, and lack of control discounts for the non-controlling interest. Additionally, the accounting for the transaction and income tax accounting related to the opening balance sheet was complex. Due to the complexity of the transactions and subjectivity involved with the assumptions used, we identified the business combination as a critical audit matter, which required a high degree of auditor judgement.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed included: (i) Obtaining an understanding and evaluating of the design of controls over accounting for and reporting of the transaction, (ii) auditing the appropriateness of management’s conclusions surrounding the classification of this transaction as a business combination and the preferred share consideration as permanent equity, (iii) auditing management’s assessment of the identification of assets to be acquired and valued, (iv) auditing management’s development of the assumptions used in the valuation models applied and the reasonableness of those assumptions, and auditing the disclosures over this transaction, and (v) auditing the calculation of the deferred tax liability recorded related to the transaction. Professionals with specialized skills and knowledge were used to assist in evaluating certain methodologies and assumptions used in determining fair values.

Valuation of Investments in Related Parties – Alset International, Inc. and Sharing Services Global Corp

As described in Note 6 to the consolidated financial statements, the Company has an equity investment in Alset International, Inc. (“Alset”), a related party, of approximately $6.8 million as of December 31, 2020, recorded as a marketable security with a readily determinable fair value. This investment was previously recorded at cost, less impairment. During the year ended December 31, 2020, the Company recorded unrealized gains associated with this investment of approximately $3.4 million. The Company also has an equity investment in Sharing Services Global Corp (“SHRG”), a related party, of approximately $12.2 million as of December 31, 2020, recorded as an equity method investment, as the Company has significant influence of SHRG. Prior to obtaining significant influence, the investment was accounted for as a marketable security with a readily determinable fair value. During the year ended December 31, 2020, the Company recorded unrealized gains associated with this investment of approximately $6.8 million, prior to gaining significant influence, and income of approximately $600,000 associated with the Company’s share of equity in SHRG. Further, the Company holds a warrant to purchase additional shares of SHRG amounting to approximately $1.1 million, which is accounted for as an investment in an equity instrument and recorded at fair value, resulting in approximately $350,000 of unrealized gains.

The evaluation of the related party relationships and proper accounting treatment is complex and involves a high degree of subjectivity and effort in performing procedures surrounding the classification and calculations related to the investments. Due to the complexity of the transactions and subjectivity involved with the assumptions used, we identified the accounting for these related party investments as a critical audit matter, which required a high degree of auditor judgement.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed included: (i) Obtaining an understanding and evaluating of the design of controls over the determination the investments, (ii) evaluating the related party nature of the investment and whether the investment was classified and recorded utilizing the appropriate accounting guidance, (iii) recalculating the respective investment values and gains associated with those investments, and (iv) auditing the reasonableness of the presentation and disclosure of the investments.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2004.

Rochester, New York
March 31, 2021

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$5,226,000	$1,096,000
Accounts receivable, net	3,910,000	4,212,000
Inventory	1,955,000	1,366,000
Assets held for sale - discontinued operations	-	342,000
Prepaid expenses and other current assets	1,359,000	460,000
Total current assets	12,450,000	7,476,000

Property, plant and equipment, net	4,146,000	4,328,000
Other investments	1,788,000	2,154,000
Investment, equity method	12,234,000	-
Marketable securities	9,136,000	-
Notes receivable	537,000	793,000
Non-current assets held for sale - discontinued operations	744,000	1,812,000
Other assets	384,000	50,000
Right-of-use assets	182,000	144,000
Goodwill	26,862,000	2,454,000
Other intangible assets, net	23,456,000	935,000
Total assets	$91,919,000	$20,146,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,482,000	$1,492,000
Accrued expenses and deferred revenue	5,270,000	936,000
Other current liabilities	1,435,000	390,000
Current liabilities held for sale - discontinued operations	240,000	274,000
Revolving line of credit	-	500,000
Current portion of lease liability	167,000	123,000
Current portion of long-term debt, net	278,000	441,000
Total current liabilities	8,872,000	4,156,000

Long-term debt, net	1,976,000	2,310,000
Long term lease liability	15,000	19,000
Non-current liabilities held for sale - discontinued operations	505,000	807,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	3,499,000	44,000

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, 43,000 shares issued and outstanding (0 on December 31, 2019); Liquidation value $1,000 per share, $43,000,000 aggregate.	1,000	-
Common stock, $.02 par value; 200,000,000 shares authorized, 5,836,000 shares issued and outstanding (1,206,000 on December 31, 2019)	116,000	24,000
Additional paid-in capital	174,380,000	115,560,000
Non-controlling interest in subsidiary	3,430,000	-
Accumulated deficit	(101,382,000)	(103,281,000)
Total stockholders’ equity	76,545,000	12,303,000

Total liabilities and stockholders’ equity	$91,919,000	$20,146,000

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31,

	2020	2019
Revenue:
Printed products	$13,000,000	$13,230,000
Technology sales, services and licensing	2,085,000	2,148,000
Direct marketing	2,326,000	172,000
Total revenue	17,411,000	15,550,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	11,207,000	10,342,000
Selling, general and administrative (including stock based compensation)	15,867,000	6,674,000
Depreciation and amortization	1,084,000	1,151,000
Total costs and expenses	28,158,000	18,167,000
Operating loss	(10,747,000)	(2,617,000)

Other income (expense):
Interest income	69,000	25,000
Other income	1,000	-
Interest expense	(185,000)	(125,000)
Gain on extinguishment of debt	969,000	-
Income from equity method investment	604,000	-
Unrealized gains	10,609,000	-
Amortization of deferred financing costs and debt discount	(8,000)	(3,000)
Income (loss) from continuing operations before income taxes	1,312,000	(2,720,000)

Income tax benefit	(1,774,000)	(125,000)
Income (loss) from continuing operations	3,086,000	(2,595,000)
Loss from discontinued operations	(1,668,000)	(294,000)
Net income (loss)	1,418,000	(2,889,000)

Loss from continuing operations attributed to noncontrolling interest	481,000	-

Net income (loss) attributable to common stockholders	1,899,000	(2,889,000)

Other comprehensive income (loss):
Interest rate swap loss	-	(15,000)
Settlement of interest rate swap	-	22,000

Comprehensive income (loss):	1,418,000	(2,882,000)

Earnings (loss) per common share - continuing operations:
Basic	$1.01	$(3.05)
Diluted	$0.59	$(3.05)

Loss per common share - discontinued operations:
Basic	$(0.47)	$(0.35)
Diluted	$(0.28)	$(0.35)

Shares used in computing earnings (loss) per common share:
Basic	3,548,421	850,180
Diluted	6,019,207	850,180

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2020	2019
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,086,000	$(2,595,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash used by operating activities:
Depreciation and amortization	1,084,000	1,151,000
Stock based compensation	188,000	422,000
Income from equity investment	(604,000)	-
Unrealized gains	(10,609,000)	-
Gain on extinguishment of debt	(969,000)	-
Deferred tax benefit	(1,774,000)	(125,000)
Amortization of deferred financing cost and debt discounts	-	2,000
Decrease (increase) in assets:
Accounts receivable	(309,000)	(1,659,000)
Inventory	(705,000)	(848,000)
Prepaid expenses and other current assets	(499,000)	(154,000)
Other assets	355,000	-
Increase (decrease) in liabilities:
Accounts payable	(201,000)	392,000
Accrued expenses	4,230,000	(307,000)
Deferred revenue and customer deposits	-	21,000
Other liabilities	1,044,000	(1,750,000)
Net cash used by operating activities	(5,683,000)	(5,450,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(325,000)	(947,000)
Purchase of investments	(9,791,000)	(1,829,000)
Note receivable investment	(574,000)	(793,000)
Purchase of intangible assets	-	(370,000)
Net cash used by investing activities	(10,690,000)	(3,939,000)

Cash flows from financing activities:
Payments of long-term debt	(304,000)	(167,000)
Borrowings of long-term debt	1,278,000
Borrowings from lines of credit, net	-	588,000
Payments of revolving lines of credit, net	(500,000)	500,000
Borrowings from convertible of note	-	500,000
Issuances of common stock, net of issuance costs	20,195,000	6,659,000
Net cash provided by financing activities	20,669,000	8,080,000

Cash flows from discontinued operations:
Cash (used) provided by operations	(469,000)	106,000
Cash provided (used) by investing activities	880,000	(42,000)
Cash used by financing activities	(577,000)	(107,000)
Net cash used by discontinued operations	(166,000)	(43,000)

Net increase (decrease) in cash and cash equivalents	4,130,000	(1,352,000)
Cash and cash equivalents at beginning of year	1,096,000	2,448,000

Cash and cash equivalents at end of year	$5,226,000	$1,096,000

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Non- controlling Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Subsidiary	Deficit	Total

Balance, December 31, 2019	1,206,000	$24,000	-	-	$115,560,000	$-	$-	$(103,281,000)	$12,303,000

Issuance of common stock, net	3,434,000	68,000	-	-	20,127,000	-	-	-	20,195,000

Conversion of preferred stock	663,000	13,000	(4,000)	-	(13,000)	-	-	-	-
Stock based payments, net of tax effect	50,000	1,000	-	-	397,000	-	-	-	398,000
Acquisition of Impact BioMedical, Inc.	483,000	10,000	47,000	1,000	38,309,000	-	3,911,000		42,231,000
Net income	-	-	-	-	-	-	(481,000)	1,899,000	1,418,000
Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$-	$3,430,000	$(101,382,000)	$76,545,000

Balance, December 31, 2018	581,000	$12,000	-	-	$107,962,000	$(7,000)	-	$(100,392,000)	$7,575,000

Issuance of common stock, net	610,000	12,000	-	-	7,292,000	-	-	-	7,304,000
Stock based payments, net of tax effect	15,000	-	-	-	306,000	-	-	-	306,000
Other comprehensive loss	-	-	-	-	-	7,000	-	-	7,000
Net loss	-	-	-	-	-	-	-	(2,889,000)	(2,889,000)
Balance, December 31, 2019	1,206,000	$24,000			$115,560,000	$-	$-	$(103,281,000)	$12,303,000

See accompanying notes.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Document Security Systems, Inc. (the “Company of DSS”) operates eight (8) business lines through eight (8) DSS subsidiaries located around the globe.

Of the eight subsidiaries, three of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (“Premier Packaging”), (2) DSS Digital Inc., and its subsidiaries (“Digital Group”), and (3) DSS Technology Management, Inc. (“IP Technology”). Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions designed to provide functionality, marketability, and sustainability to product packaging while providing counterfeit protection and consumer engagement platform. Digital Group researches, develops, markets, and sells the Company’s digital products worldwide. As an industry leader in brand authentication services, our solutions leverage functional anti-counterfeiting features and cutting-edge technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing. Digital’s primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. IP Technology Management Inc., manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. In 2020, under its (4) Decentralize Sharing Systems, Inc. subsidiary, created a fourth business segment, Direct Marketing/Online Sales Group. This group provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing.

In addition to the four subsidiaries listed above, in 2019 and early 2020, DSS has created four new, wholly owned subsidiaries. (5) DSS Blockchain Security, Inc., a Nevada corporation, specializes in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (6) DSS Securities, Inc., a Nevada corporation, has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. (7) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the bio-health and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (8) DSS Secure Living, Inc., a Nevada Corporation, develops top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. Aside from Decentralized Sharing Systems, Inc. the activity in the these newly created subsidiaries have been minimal or in various start-up or organizational phases.

On March 3, 2020, the Company, via its subsidiary DSS Securities, entered into a share subscription agreement and loan arrangement with LiquidValue Asset Management Pte Ltd., AMRE Asset Management, Inc. and American Medical REIT Inc. under which it acquired a 52.5% controlling ownership interest in AMRE Asset Management Inc. (“AAMI”) which currently has a 93% equity interest in American Medical REIT Inc. (“AMRE”) (see Note 7). AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulate investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. AMRE is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide. AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. As of December 31, 2020, AAMI has yet to generate any revenue.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact BioMedical”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth Security, Inc. (“DSS BioHealth”), Alset International Limited (formally Singapore eDevelopment Ltd.), and Global Biomedical Pte Ltd. (“GBM”), which was previously approved by the Company’s shareholders (the “Share Exchange”). Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary (see Note 7).

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

In August 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Document Security System and its wholly owned and its majority owned or subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts and notes receivable, inventory, fair values of investments, recoverability of long-lived assets and goodwill, useful lives of intangible assets and property and equipment, contingencies fair values of options and warrants to purchase the Company’s common stock, deferred revenue and income taxes, substantial doubt about ability to continue as a going concern among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Accounts Receivable - The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of December 31, 2020, the Company established a reserve for doubtful accounts of approximately $25,000 ($41,000 – 2019). The Company does not accrue interest on past due accounts receivable.

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets.

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities classify as a Level 1 fair value financial instrument. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do not reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of investments where the fair value is not considered readily determinable, are carried at cost.

Inventory - Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. No reserve was recorded as of December 31, 2020 or 2019. Write-downs and write-offs are charged to cost of revenue.

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings.

For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 6 for further discussion on investments.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense in 2020 was approximately $710,000 ($690,000 - 2019).

Goodwill - Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2020, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company of approximately $1,768,600. Consistent with this accounting impairment analysis, the Company determined that due to many factors, including the impact of the COVID-19 outbreak and the related closing of the operations of the Plastic Group, the Company has quantitatively tested the carrying value of its goodwill associated with the DSS Plastics Group and determined that an impairment of the DSS Plastics’ goodwill had occurred and the Company recorded a full goodwill impairment of $685,000 during the twelve-months ended December 31, 2020. This impairment has been included in the calculation of the discontinued operations of DSS Plastics group. There was no goodwill impairment recorded during the year ended December 31, 2019.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350.

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

Related Party Liabilities - The Company’s HWH World, Inc subsidiary has a service agreement with HWH Korea, a subsidiary of Alset International Limited (“Alset Intl.”) (formally Singapore eDevelopment Limited). The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The Company also owns approximately 127,179,000 shares of Alset International, a company publicly listed on the Singapore Exchange Limited. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them for a fee of 2.5% of amounts collected. As of December 31, 2020, the Company has collected approximately $1,100,000 on behalf of HWH Korea. This amount was remitted to HWH Korea, net of fees and other expenses, in the first quarter of 2021. The related party liability is included in “Other current liabilities” on the accompanying consolidated balance sheets. There were no amounts outstanding to this related party at December 31, 2019.

Reverse Stock Split - On May 4, 2020, Document Security Systems, Inc. held a Special Meeting of Stockholders at which the Company’s stockholders approved amendment to the Company’s certificate of incorporation to effect a reverse split of common stock of the Company by a ratio of 1-for-30 with the effectiveness of such amendment to be determined by the Board of Directors of the Company The form of the certificate of amendment to effect the Reverse Split was subsequently approved by the Board on May 4, 2020. On May 7, 2020, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of New York to effect a 1-for-30 reverse stock split of the Company’s outstanding common stock. The Amendment was effective at 5:01 p.m. Eastern Time on May 7, 2020. The reverse stock split has been retroactively applied to all financial statements presented.

Revenue - The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company also derives revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize the Company’s technology, or on a per item usage of the technology on the customers’ printed products. The Company recognizes license revenue at the time it is reported by the licensee. From time to time, the Company generates license revenues through litigation settlements. For these, the Company recognizes revenue upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met. The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of December 31, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Costs of revenue - Costs of revenue includes all direct cost of the Company’s packaging, commercial and security printing sales, primarily, paper, inks, dies, and other consumables, and direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with the manufacturing and procurement of the products sold in the Company’s Direct Marketing line of business as well as with the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Amortization of patent costs and acquired technology are included in depreciation and amortization on the consolidated statement of operations. Costs of revenue do not include expenses related to product development, integration, and support. These costs are included in research and development, which is a component of selling, general and administrative expenses on the consolidated statement of operations. Legal costs are included in selling, general and administrative.

Shipping and Handling Costs - Costs incurred by the Company related to shipping and handling are included in cost of revenue. Amounts charged to customers pertaining to these costs are reflected as revenue.

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

Sales Commissions - Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. A significant portion of the Company’s sales commissions expense is generated from its direct marketing line of business. These commissions are based on current month shipments and are paid one month in arrears. There were no sales commissions capitalized as of December 31, 2020.

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

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of third-party research costs and consulting costs. The Company recognized costs of approximately $210,000 in 2020, and a credit in 2019 of approximately $12,000 primarily due to receipt of the anticipated $33,000 refund on development costs for the development of proprietary blockchain solutions for the Company’s AuthentiGuard product line.

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

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). The change in fair value of interest rate swaps was the only item impacting accumulated other comprehensive loss for the year ended December 31, 2019.

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted earnings per share is the same, as the impact of potential common shares is anti-dilutive. Weighted average shares outstanding used for diluted earnings per share includes the assumed conversion of the 47,000 preferred shares, convertible into 7,233,000 common shares, for the period they were outstanding resulting in an additional 2,471,000 shares for the year ended December 31, 2020.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2020, two customers accounted for 38% of our consolidated revenue. As of December 31, 2020, these two customers accounted for 60% of our consolidated trade accounts receivable balance. As of December 31, 2019, these two customers accounted for 45% of our consolidated revenue and 48% of our consolidated trade accounts receivable balance.

Business Combinations - Business combinations and non-controlling interests are recorded in accordance with FASB ASC 805 Business Combinations. Although Impact BioMedical historically, and to date has not generated any revenues, the acquisition of Impact BioMedical meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. Under the guidance, we determine the fair value of consideration paid and the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition and all acquisition costs are expensed as incurred. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. The application of business combination accounting requires the use of significant estimates and assumptions. See Note 7 regarding the acquisitions in 2020.

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly-owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 205—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held for Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) as Loss from Discontinued Operations. See Note 16.

Newly Adopted and Recent Accounting Pronouncements - In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients permitted under the transition guidance and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). As a result of the adoption, the Company adjusted its beginning balance as of January 1, 2019 by recording operating lease ROU asset and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying consolidated balance sheet but did not have an impact on the consolidated statements of operations and comprehensive income (loss).

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

Impact of COVID-19 Outbreak - The COVID-19 pandemic has created global economic turmoil and has potentially permanently impacted how many businesses operate and how individuals will socialize and shop in the future. We continue to feel the effect of the COVID-19 business shutdowns and consumer stay-at-home protections. But the effect of the economic shutdown has impacted our business lines differently, some more severely than others. In most cases, we believe the negative economic trends and reduced sales will recover over time. However, management determined that one of its business lines, DSS Plastics, had been, and would continue to be, more severely impacted by the pandemic than our other divisions, and we did not believe this was a short-term phenomenon. We expected that this business would be permanently impacted because we believe that both consumer and corporate future travel habits will be negatively impacted and, as a result, use of hotel access cards will be diminished. We believe that conventions and sporting events will be fewer and smaller in attendance, and therefore demand for our card identification products would be reduced. Further, we believe that physical security cards and individual IDs will be replaced by more digital and optical technologies. As a result, management decided to fully impair its goodwill related to DSS Plastics during the first quarter 2020, and to exit this business line. The impact of this decision in our first quarter 2020 earnings and for as of December 31, 2020 was an impairment of approximately $685,000. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Continuing Operations and Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $5.2 million in cash, and a positive working capital position of approximately $3.6 million as of December 31, 2020, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

To continue as a going concern, during the twelve months ended December 31, 2020, the Company through multiple underwriting agreements with Aegis Capital Corp. (“Aegis”), acting as representative of the several underwriters, provided the issuance and sale by the Company in an underwritten public offering shares of the Company’s common stock. The net offering proceeds to the Company approximated $20.2 million. Also, through two separate public offerings underwritten by Aegis during the first quarter of 2021, the Company received net proceeds of approximately $61.0 million.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters includes, among other things, continued growth among our operating segments, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. During the twelve months ended December 31, 2020, steps were taken to materially reduce or eliminate cash burns in the IP Monetization program, the DSS Digital Group and the DSS Plastics group.

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $5.2 million in aggregate cash, and cash equivalents, as of December 31, 2020, along with the $61.0 million raised during the first quarter of 2021, would allow us to fund our nine business lines current and planned operations through March 2022. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated

NOTE 3 – INVENTORY

Inventory consisted of the following as of December 31:

	2020	2019
Finished Goods	$1,544,000	$756,000
Work in Process	280,000	246,000
Raw Materials	131,000	364,000
	$1,955,000	$1,366,000

NOTE 4 – NOTES RECEIVABLE

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of December 31, 2020, and 2019 this TBD Note had outstanding principal and interest of approximately $537,000 and $507,000, respectively. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”). and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement is expected to be finalized sometime during the second quarter of 2021.

On October 9, 2019 and November 11, 2019, the Company’s subsidiary Decentralized Sharing Systems, Inc. entered into two, separate on demand, secured, convertible notes with RBC Life Sciences, Inc. (RBC), a Nevada corporation. The first Note, dated October 9th , lent the principal sum of $200,000 which accrued at a non-default interest rate of 6% with a scheduled maturity date of November 11, 2019 (“Note #1) This Note #1 also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an event of default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 75% of the total shares common stock that will be outstanding upon such conversion at a fully-diluted basis. Note #1 was also secured by and among other things a first lien on all of the assets of RBC and its subsidiaries, and was guaranteed by its subsidiary, RBC Life Sciences USA, Inc. As of December 31, 2019, the Company had advanced under the terms of Note #1 the sum of $200,000.

The second note (Note #2) dated November 11, 2019, established a secured, convertible, revolving line of credit to RBC up to an aggregate principal sum of $800,000, funded at the sole discretion of lender, and accruing at annual non-default interest rate of 10% with a scheduled maturity date of November 11, 2024, payable to Decentralized Sharing Systems’ wholly owned subsidiary, HWH World, Inc.. Accrued interest on the outstanding principal balance was scheduled to be paid monthly commencing on December 25, 2019. Further, any amount of principal repaid during the term of the note was allowed to be re-advanced at any time prior to the earlier of the acceleration of note to maturity or its maturity date. This note also contains an “Optional Conversion” feature that allows the Company, at any time, before or after the occurrence of an event of default, at its option, to convert the outstanding principal balance, plus accrued interest into a number of newly issued shares of its common stock equal to 100% of the outstanding shares of common stock of RBC’s direct and indirect subsidiaries. This Note #2 was also secured by a second lien on all of the assets of RBC, behind the first lien securing Note #1, and a first lien on all of the assets of RBC’s multiple subsidiaries and the full guarantee of these subsidiaries. As of December 31, 2019, this Note #2 had an outstanding principal balance of approximately $82,000, and advances of approximately $518,000 were made during 2020.

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

On April 8, 2020, the Company initiated Uniform Commercial Code Article 9 foreclosure proceedings against the remaining assets of RBC and its subsidiaries which culminated with an Article 9 public sale on April 23, 2020. Again, the Company chose to forego the optional conversion of the outstanding principal and interest into 100% ownership, as was allowed in the terms of the note. Instead it elected to pursue through a public foreclosure sale collateral that secured Note #2. At that April Article 9 public sale, HWH World, Inc a wholly-owned subsidiary of the Company was the high bidder, and the company received a Bill of Sale for all of the remaining assets of RBC. As a result of this foreclosure sale and the Note #1, collateral accepted in lieu of partial debt, the Company now owns and controls most of the former assets of RBC and its subsidiaries.

During the second quarter of 2020, the Company completed its evaluation of the assets acquired through foreclosure of Note #1 and #2 above and determined the value received supported the recoverability of the carrying value of the two notes. In accordance with ASC 310 Receivables Goodwill and Other, the assets value will be recorded at the carrying value of the debt, allocated based on the value identified. The carrying values of Note #1 and Note #2 were reclassed as property, plant, and equipment and other intangible assets in the amounts of $201,000 and $637,000 respectively within the accompanying financial statements. These amounts are being depreciated and amortized over their useful lives. The Company is currently a defendant in a lawsuit brought against it for unjust enrichment and fraudulent transfer under Texas Uniform Fraudulent Transfer Act. See Note 15 for further details on related litigation.

NOTE 5 – FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and marketable securities by significant investment category as of December 31, 2020 and December 31, 2019:

	2020
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Investments
Cash and cash equivalents	$1,733,000	$-	$1,733,000	$1,733,000	$-	$-
Level 1
Money Market Funds	3,493,000	-	3,493,000	3,493,000	-	-
Marketable Securities	5,641,000	3,495,000	9,136,000	-	9,136,000	-
Level 2
Warrants	700,000	356,000	1,056,000	-	-	1,056,000
Total	$11,567,000	$3,851,000	$15,418,000	$5,226,000	$9,136,000	$1,056,000

	2019
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Investment
Cash and cash equivalents	$1,096,000	$-	$1,096,000	$1,096,000	$-	$-
Level 1
Money Market Funds	-	-	-	-	-	-
Marketable Securities	-	-	-	-	-	-
Level 2
Warrants	-	-	-	-	-	-
Total	$1,096,000	$-	$1,096,000	$1,096,000	$-	$-

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

NOTE 6 - INVESTMENT

Alset International Limited (formally Singapore eDevelopment Limited)

As of December 31, 2018, the Company owned 21,196,552 ordinary shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. and an existing three-year warrant to purchase up to 105,982,759 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share During the year ended December 31, 2019 the Company exercised 61,977,577 of the warrants for total cost of $1,829,000 and at December 31, 2019 recorded the investment at cost, less impairment under the measurement alternative in ASC 321 for a total value of $2,154,000. As of June 25, 2020, the Company exercised the remaining warrants for total cost of $1,291,000 bringing its total ownership to 127,179,311 shares or approximately 7% of the outstanding shares of Alset Intl as of December 31, 2020. Historically and through June 30, 2020, the Company carried its investment in Alset Intl at cost, less impairments under the measurement alternative in ASC 321 in part due to the restriction on the sale of shares which expired on September 17, 2019 as well as the lack of historical volume associated with the shares of Alset Intl. During the third quarter 2020, the Company determined fair value based on the volume of shares traded on the Singapore Exchange which has a breadth and scope comparable to United States markets, as well as a consistent and observable market price. Accordingly, this investment is now classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2020 was approximately $6,830,000 and during the year ended December 31, 2020 the Company recorded unrealized gains on this investment of approximately $3,384,200.

Sharing Services Global Corp. (“SHRG”)

The Company had acquired in a series of open-market transactions, between March 2020 and December 2020 an aggregate of 13,957,378 of additional Class A common shares of Sharing Services Global Corp. (“SHRG”), a publicly traded company at an average purchase price of $0.06 per share. The Company, during this same period, had also purchased 20,250,000 shares of SHRG in private purchases at an average purchase price of $0.09 per share. The aggregate cost of these transactions approximated $2,572,000.

On July 22, 2020, Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors, assigned a Stock Purchase and Share Subscription Agreement by and between Mr. Chan and SHRG, pursuant to which the Company purchased 30,000,000 shares of Class A common stock and 10,000,000 warrants to purchase Class A common stock for $3 million. The warrants have an average exercise price of $0.20, immediately vested and may be exercised at any time commencing on the date of issuance and ending three year from such date. As of the date of issuance the warrants the consideration paid allocated to the warrants amounted to approximately $700,000.  The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through net income. These warrants have been recorded at the fair market value of $1,056,000 on the Company’s consolidated balance sheet and are included in “other investments” with the increase representing an unrealized gain of $356,000 as of 12/31/2020. These shares and warrants are also subject to a one-year trading restriction pursuant to the terms of a Lock-Up Agreement entered into between Mr. Chan and the Company and assigned to the Company.

As of June 30, 2020, the Company, had acquired and owned approximately 17% of the issued and outstanding shares of SHRG, which was recorded as a marketable security investment. In the 3rd quarter of 2020, the Company, through a series of Class A common shares acquisitions in July 2020, with such acquisition history detailed below, the Company acquired in aggregate, an ownership interest in SHRG of greater than 20%. At that time, it was determined that the Company had the ability to exercise significant influence over SHRG. Accordingly, on July 22nd, the Company began prospectively utilizing the equity method of accounting for its investment into SHRG in accordance with ASC Topic 323 and recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations and comprehensive income (loss). Due to the difference in fiscal year ends between the two companies, DSS has elected to recognize its portion of SHRG’s earnings and losses on a quarter lag basis and utilized SHRG’s three-month ended October 31, 2020 reported results in calculating its portion of SHRG’s gain which approximated $604,000. As of July 22, 2020, the Company owned 62,417,593 Class A common shares of SHRG with an adjusted basis of $11.3 million. As of December 31, 2020, the Company held 64,207,378 class A common shares equating to a 32.6% ownership interest in SHRG and had recorded unrealized gains on marketable securities of approximately $6.8 million for the twelve-months then ended related to the period prior to the Company achieving significant influence and recording the investment under the equity method. As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9.2 million, which represents primarily intangible assets in the form of customer and distributor lists and goodwill arising from acquisitions. The Company is still in the process of valuing the intangible assets as of December 31, 2020 and no amortization has been recorded during the period ended December 31, 2020. The aggregate fair value of the Company’s investment in SHRG at December 31, 2020 was approximately $14,774,000. The following table represents SHRG operating results for the six-months ended October 31, 2020:

Net sales	$41,339,507
Gross profit	$30,390,874
Operating earnings	$1,265,192
Earnings before income taxes	$1,113,971
Income tax provision	$(355,991)
Net earnings	$757,980

The Company, via four (4) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), Mr. Sassuan “Sam” Lee, DSS Independent Director (joined the SHRG Board effective September 29, 2020) and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. This investment is valued at cost as it does not have a readily determined fair value.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in this joint venture.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was no activity for the twelve-months ended December 31, 2020.

BioMed Technologies Asia Pacific Holdings Limited

On December 19, 2020, Impact BioMedical, a wholly-owned subsidiary of the Company, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $630,000. The Subscription Agreement provides, among other things, the Company the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment is valued at cost as it does not have a readily determined fair value.

BioMed focuses on manufacturing natural probiotics, pursuant to which the Company will directly market, advertise, promote, distribute and sell certain BioMed products to resellers. The products to be distributed by the Company include BioMed’s PGut Premium Probiotics®, PGut Allergy Probiotics®, PGut SupremeSlim Probiotics®, PGut Kids Probiotics®, and PGut Baby Probiotics®.

Under the terms of the Distribution Agreement, the Company will have exclusive rights to distribute the products within the United States, Canada, Singapore, Malaysia, and South Korea and non-exclusive distribution rights in all other countries. In exchange, the Company agreed to certain obligations, including mutual marketing obligations to promote sales of the products. This agreement is for ten years with an one year auto-renewal feature.

NOTE 7 – BUSINESS COMBINATIONS

American Medical REIT Inc.

On March 3, 2020, the Company entered into a binding term sheet (the “Term Sheet”) with LiquidValue Asset Management Pte Ltd (“LVAM”), AMRE Asset Management Inc. (“AAMI”) and American Medical REIT Inc. (“AMRE”), regarding a share subscription and loan arrangement. The Term Sheet set forth the terms of a proposed transaction to establish a medical real estate investment trust in the United States and AAMI providing certain services related to the financial and capital structure of AMRE. Pursuant to the final signed Stockholders’ Agreement, dated March 3, 2020, the Company has subscribed 5,250 ordinary shares of AAMI at a purchase price of $0.01 per share for total consideration of $52.50. Concurrently, AAMI will issue 3,500 shares to LVAM, and 1,250 shares to AMRE Tennessee, LLC, AAMI’s executive management’s holding company. As a result, the Company now holds 52.5% of the outstanding shares of AAMI, with LVAM and AMRE Tennessee, LLC, holding 35% and 12.5% of the remaining outstanding shares of AAMI, respectively. At the completion of the share subscription, AAMI has a 93% equity interest in AMRE. Also, at the completion of the transaction, AAMI had no assets or liabilities. LVAM is an 82% owned subsidiary of Alset Intl. whose Chief Executive Officer and largest shareholder is Heng Fai Ambrose Chan, the Chairman of the Board and largest shareholder of the Company.

Further, pursuant to and in connection with the Term Sheet, effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. AMRE’s failure to pay any amount due on the Note within five days of when payment is due constitutes an event of default under the Note, pursuant to which the Company can declare the Note due and payable. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of December 31, 2020, this Note had outstanding principal and interest of approximately $844,000. Upon consolidation this Note is eliminated. AMRE entered into a $200,000 unsecured promissory note with LVAM. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. See Note 10 for further details.

U.S. GAAP requires that for each business combination, one of the combining entities shall be identified as the acquirer, and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination. The Company has determined that its aforementioned 52.5% equity interest in AAMI provides existence of a controlling financial interest and has concluded to account for this transaction in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). As of December 31, 2020, AMRE had incurred $900,000 of cost of which $430,000 is attributable to the non-controlling interest. AAMI does not qualify for a separate reporting segment and is included in Corporate (see Note 18).

Impact BioMedical, Inc.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical,, pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl (formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration of $50 million (Note 12) to acquire 100% of the outstanding shares of Impact BioMedical. The acquisition was done to add assets and a foundation of products with international market opportunities and demand, and which can be structured into long- term scalable, reoccurring license revenue within the DSS BioHealth line of business. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company incurred approximately $295,000 in cost associated with the acquisition of Impact Biomedical which were recorded as general and administrative expenses. As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary and operating results of the acquisition will be included in the Company’s financial statements beginning August 21, 2020. Impact BioMedical has several subsidiaries that are not wholly owned by Impact BioMedical, and have an ownership percentage ranging from 63.6% to 100%. Since acquisition, approximately $440,000 of cost have been incurred, of which $51,000 of cost incurred is attributable to non-controlling interest. Although Impact BioMedical historically, and to date has not generated any revenues, the acquisition of Impact BioMedical meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of Impact Biomedical as if the acquisition took place on January 1, 2019. The pro forma consolidated results include the impact of certain adjustments.

	2020 Unaudited	2019 Unaudited
Sales	$17,411,000	$15,550,000
Net income (loss) attributed to common stockholders	$1,219,000	$(3,343,000)
Basic earnings per share	$0.30	$(2.51)
Diluted earnings per share	$0.11	$(0.39)

The Company has completed its valuations of certain developed technology and pending patents assets acquired in the transaction as well the fair value of the non-controlling interests. These have been valued at approximately $22,260,000 and $3,910,000 respectively. Other assets acquired and liabilities assumed were not significant. The Company has also completed an initial valuation of goodwill and deferred tax liabilities of Impact BioMedical, which are pending as of December 31, 2020 as several of the 2019 tax returns have yet to be filed. For the purposes of these financial statements, the Company has recorded goodwill of approximately $25,093,000, driven by other intangible assets that do not qualify for separate recognition, and a deferred tax liability of approximately $5,234,000. The goodwill is not deductible for tax purposes, and has been allocated to Impact BioMedical in totality as a single reporting unit. Impact BioMedical does not qualify for a separate reporting segment and is included in Corporate (see Note 18).

NOTE 8 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31:

	Estimated
	Useful Life	2020	2019
Machinery and equipment	5-10 years	$6,944,000	$6,507,000
Building and improvements	39 years	1,976,000	1,962,000
Land		185,000	185,000
Furniture and fixtures	7 years	130,000	102,000
Software and websites	3 years	298,000	251,000
Total Cost		9,533,000	9,007,000
Less accumulated depreciation		5,387,000	4,679,000
Property, plant and equipment, net		$4,146,000	$4,328,000

NOTE 9 - INTANGIBLE ASSETS

During 2020 and 2019, the Company spent approximately $0 and $10,000, respectively, on capitalized patent application costs.

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

On January 24, 2020 and April 8, 2020, the Company foreclosed on two separate note receivables with RBC Life Sciences, Inc. (see Note 4) during which the Company acquired $637,000 of intangible assets as settlement of the amounts owed. These assets are being amortized over their useful lives.

On August 21, 2020, the Company completed its acquisition of Impact BioMedical, (see Note 7) during which the Company, based on valuations performed, acquired $22,260,000 of developed technology assets. These assets are not yet placed in service and will be amortized over a 20-year useful life when placed in service, which is expected to be during the year ended December 31, 2021.

Intangible assets are comprised of the following:

		2020			2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$-	$22,260,000	$-	$-	$-
Acquired intangibles customer lists, licenses and non-compete agreements	2-10 years	1,259,000	330,000	929,000	1,789,000	1,203,000	586,000
Acquired intangibles patents and patent rights		500,000	500,000	-	500,000	500,000	-
Patent application costs	Varied (1)	1,178,000	911,000	267,000	1,178,000	829,000	349,000
		$25,197,000	1,741,000	$23,456,000	3,467,000	2,532,000	935,000

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2020, the weighted average remaining useful life of these assets in service was approximately 8.2 years.

Amortization expense for the year ended December 31, 2020 amounted to approximately $374,000 ($461,000 –2019).

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2021	1,389,000
2022	1,243,000
2023	1,169,000
2024	1,147,000
2025	1,161,000

NOTE 10 – SHORT TERM AND LONG-TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (2.1% as of December 31, 2020). This revolving line of credit was renewed and has a maturity date of May 31, 2021 and is renewable annually. As of December 31, 2020 and December 31, 2019, the revolving line had a balance of $0 and $500,000 respectively.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of December 31, 2020 and December 31, 2019, the Term Note had a balance of $771,000 and $899,000 respectively. The Company pays a monthly amount of $13,000 in principal and interest.

On December 1, 2017, the Company’s subsidiary Plastic Printing Professionals entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens which was converted into two term notes under which the Company will make monthly payments of $14,000 until November 30, 2023. Interest under the term notes is payable monthly at 5.37%. On December 31, 2019 this note had a balance of $577,000. On July 20, 2020 the Company paid off this note.

Equipment Line of Credit - On July 31, 2020, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $900,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. As of December 31, 2020, the loan had a balance of $0 and Premier Packaging still has available $900,000 for equipment borrowings.

Promissory Notes - On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. As of December 31, 2020 and December 31, 2019, the new Promissory Note had a balance of $1,100,000 and $1,141,000 respectively.

The Citizens credit facilities to the Company’s subsidiary Premier Packaging, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2020, Premier Packaging was in compliance with the annual covenants.

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

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAM. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As of December 31, 2020, accrued interest is included in the outstanding balance. If not paid sooner, the entire unpaid principal balance is due in full on March 2, 2022. As further incentive to enter into this Note, AMRE granted LVAM warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). The value of the warrants is not considered to be material. The holder is a related party owned by the Chairman of the Company’s board of directors. As of December 31, 2020, the new promissory note, inclusive of unpaid interest, had a balance of $214,000.

During Q2 2020, the Company received loan proceeds for Premier Packaging, DSS Digital, and AAMI in the amount of approximately $1,078,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of August 4, 2020, pursuant to the terms of the SBA PPP program, the Company submitted applications for Premier Packaging and DSS Digital for a requested 100% loan forgiveness. During the fourth quarter 2020, both these notes approximating $969,000 were forgiven in full and recognized as a gain on the extinguishment of debt on the accompanying consolidated financial statements as of December 31, 2020. AAMI, pursuant to the terms of the SBA PPP program, submitted its application for 100% loan forgiveness in October 2020, and received confirmation of forgiveness in January 2021.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to December 31, 2020 are as follows:

Year	Amount
2021	$278,000
2022	439,000
2023	178,000
2024	185,000
2025	193,000
Thereafter	981,000

NOTE 11 – OTHER LIABILITIES

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

In addition, on November 14, 2016, the Company received $4,500,000 of the Financing, which was required to be used by the Company to pay for the defense of Inter Partes Review or other similar proceedings that may be filed from time to time by defendants with the U.S. Patent & Trademark Office relating to the LED Patent Portfolio, with excess amounts available for general working capital needs. Of this amount, the Company allocated $2,500,000 which it subsequently adjusted to $1,500,000 for the payment of estimated future Inter Partes Review costs. The Company will reduce this liability as it pays legal and other expenses related to the Inter Partes Review matters involving the LED Patent Portfolio as incurred. As of December 31, 2020, an aggregate of $780,988 is recorded as other liabilities by the Company, of which $390,494 is classified as current. For the remaining $3,000,000 the Company reduced the liability with an offset to selling, general and administrative costs by $47,500 per month from January 2017 through July 2017, $80,000 per month for the remainder of 2017 through March 2018, $86,500 per month for the remainder of 2018, and through November of 2019. As of December 31, 2019, the liability has been fully amortized. An aggregate of $955,000 was recorded as a reduction of the liability allocated to working capital in 2019.

NOTE 12 - STOCKHOLDERS’ EQUITY

Sales of Equity – On February 18, 2020, in accordance with the Chairman of the Company’s Board of Directors compensation plan as CEO of one of the Company’s subsidiaries,11,664 shares of the Company’s common stock were remitted in lieu of cash as settlement of his Q3 and Q4 2019 salary of $114,000 that was accrued as of December 31, 2019.

On February 18, 2019, the Company had entered into a Convertible Promissory Note with LiquidValue Development Pte Ltd ., a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, in the principal sum of $500,000, of which up to $500,000 of the Principal Amount could be paid by the conversion of such amount into the Company’s common stock, par value $0.02 per share, up to a maximum of 14,881 shares of common stock (the “Maximum Conversion Amount”), at a conversion price of $33.60 per share. Effective on March 25, 2019, LiquidValue Development Pte Ltd exercised its conversion option and converted the Maximum Conversion Amount under the Note.

On March 5, 2019, the Company issued 4,348 shares of its common stock at $34.50 per share as partial consideration for a licensing and distribution agreement entered into with Advanced Cyber Security Corp.

On June 5, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) and the purchase by the Underwriters of 373,333 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriters at a public offering price of $15.00 per share, less certain underwriting discounts and commissions. As part of this transaction, 66,667 shares were purchased by Heng Fai Ambrose Chan, Chairman of the Board of directors. The Company also granted the Underwriters a 45-day option to purchase up to 1,680,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (17,306 shares were exercised on July 18, 2019 at $15.00 per share, less underwriting discounts and expenses). The net offering proceeds to the Company was approximately $5.0 million, inclusive of the July 18, 2019 transaction and after deducting underwriting discounts, commissions and other offering expenses.

On November 1, 2019, pursuant to a Subscription Agreement, LiquidValue Development Pte LTD, a company owned and controlled by Mr. Heng Fai Ambrose Chan, DSS’s Chairman, purchased from the Company, in a private placement, and aggregate of 200,000 shares of common stock, for an above market purchase price equal to $9.00 per share (at the time of LiquidValues’ commitment, the closing stock price was $7.80 per share) for net proceeds to the Company of approximately $1.6 million after deducting underwriting discounts, commissions and other offering expenses.

On February 20, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement #1”) with Aegis Capital Corp. (the “Underwriter”), which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “Feb. 2020 Offering”), of 740,741 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement #1, the shares were sold to the Underwriter at a public offering price of $5.40 ($0.18 per shares pre-reverse stock split) per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 111,111 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Feb. 2020 Offering which were exercised. The net offering proceeds to the Company from the Feb. 2020 Offering were approximately $4 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The offering was closed on February 25, 2020. Heng Fai Ambrose Chan, the Chairman of the Company’s Board of Directors, purchased $2 million of shares in the Feb. 2020 Offering.

On May 15, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement #2”) with the Underwriter, which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “May 2020 Offering”), of 769,230 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement #2, the shares were sold to the Underwriter at a public offering price of $7.80 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 115,384 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the May 2020 Offering which was exercised. The net offering proceeds to the Company from the May 2020 Offering were approximately $6.2 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The May 2020 Offering was closed on June 26, 2020.

On July 7, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement #3”) with the Underwriter, which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “July 2020 Offering”), of 1,028,800 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement #3, the shares were sold to the Underwriter at a public offering price of $6.25 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 154,320 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the July 2020 Offering which was exercised. The net offering proceeds to the Company from the July 2020 Offering were approximately $6.7 million. The July 2020 Offering was closed on July 10, 2020.

On July 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement #4”) with the “Underwriter, which provided for the issuance and sale by the Company and the purchase by the Underwriter, in a firm commitment underwritten public offering (the “July 2020 Offering #2”), of 453,333 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement #4, the shares were sold to the Underwriter at a public offering price of $7.50 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 38,533 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the July 2020 Offering #2. The net offering proceeds to the Company from the July 2020 Offering #2 were approximately $3.3 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The initial July 2020 Offering #2 was closed on July 31, 2020, and the overallotment was exercised on August 7, 2020.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl, and GBM which was previously approved by the Company’s shareholders (the “Share Exchange”). Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock.

In connection with the Share Exchange for Impact BioMedical described in Note 7, on August 18, 2020, the Company filed a Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of the Company, including 47,000 shares of Preferred Stock, with a par value of $0.02, of which 47,000 shares were designated Series A Preferred Stock. The Certificate of Amendment, the form of which was previously disclosed in a Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on July 14, 2020. As described in Note 7, this transaction is a related party transaction.

Holders of the Series A Preferred Stock have no voting rights, except as required by applicable law or regulation, and no dividends accrue or are payable on the Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to a liquidation preference at a liquidation value of $1,000 per share aggregating to $46,868,000, and the Company has the right to redeem all or any portion of the then outstanding shares of Series A Preferred Stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share. The Series A Preferred Stock ranks senior to Common Stock and any other class of securities that is specifically designated as junior to the Series A Preferred Stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, in respect of a liquidation preference equal to its par value of $1,000. A holder of Series A Preferred Stock has the option to convert each share of Series A Preferred Stock into a number of common shares in the Company equal to the $1,000 liquidation preference divided by a conversion price of $6.48 or 154.32 shares subject to a Beneficial Ownership Limitation of 19.99%, as defined in the Share Exchange Agreement. Additionally, the Company has the option to require conversion of all outstanding Series A Preferred Stock into common stock at any time, subject to the Beneficial Ownership Limitation discussed. In aggregate the Series A Preferred Shares are convertible into 7,232,670 shares of the Company’s common stock at the date of issuance. The Company evaluated the classification of the Series A Preferred Shares under the guidance enumerated in ASC 470, 480, and 815 and determined that based on the features noted above the instruments are accounted for as permanent equity. On October 16, 2020, GBM converted 4,293 shares of the Series A Convertible Preferred Stock into 662,500 shares of the Company’s common A shares.

Stock Warrants –The following is a summary with respect to warrants outstanding and exercisable as of December 31, 2020 and 2019 and activity during the years then ended:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at January 1:	40,677	$33.52	47,671	$120.00
Granted during the year	-		-	-
Lapsed/terminated	(4,163)	30	(6,994)	623

Outstanding at December 31:	36,514	$33.92	40,677	$33.52
Exercisable at December 31:	36,514	$33.92	40,677	$33.52

Weighted average months remaining		9.9		8.7

The Company did not issue any warrants in 2020 or 2019.

Stock Options - On June 20, 2013, the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 50,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2020, no shares remained available under this plan.

On December 9, 2019, the Company’s shareholders adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the issuance of up to a total of 241,204 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2020 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”).

The following is a summary with respect to options outstanding as of December 31, 2020 and 2019 and activity during the years then ended:

	2020			2019
	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)

Outstanding at January 1,	19,264	$150.30		26,089	$199.80
Granted	-	-		-	-
Lapsed/terminated	-	-		(6,825)	231.00
Outstanding at December 31,	19,264	$150.30	2.2	19,264	$150.30	3.2
Exercisable at December 31,	19,264	$150.30	2.2	13,625	$195.00	3.5
Expected to vest at December 31,	-	$150.30	2.2	5,639	$42.90	3.4

Aggregate intrinsic value of outstanding options at December 31,	$-			$-
Aggregate intrinsic value of exercisable options at December 31,	$-			$-
Aggregate intrinsic value of options expected to vest at December 31,	$-			$-

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton Option Pricing Model. The Company estimates the expected volatility of the Company’s common stock at the grant date using the historical volatility of the Company’s common stock over the most recent period equal to the expected stock option term.

The aggregate grant date fair value of options that vested during 2020 and 2019 was approximately $100,000 and $104,000, respectively. There were no options exercised during 2020 or 2019.

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

On September 6, 2019, the Company issued an aggregate of 7,477 shares of fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period and had an aggregated grant date fair value of approximately $94,000 which is included in stock based compensation for the year ended December 31, 2019.

On April 3, 2020, the Company issued an aggregate of 5,833 shares of fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period and had an aggregated grant date fair value of approximately $38,000 which is included in stock based compensation for the year ended December 31, 2020.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the twelve-months ended December 31, 2020, the Company had stock compensation expense of approximately $188,000 or approximately $0.05 and $0.03 basic and diluted earnings per shares, respectively ($422,000, or $0.50 basic and diluted earnings per share for the corresponding twelve months ended December 31, 2019).

In July 2019, by unanimous written consent, the Board of Directors authorized the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, to certain officers and directors in the amount of 15,291 shares, at $12.60 per share which were immediately vested and issued on September 6, 2019. 7,477 of these shares where were fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period.

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

On June 4, 2020, the Company entered into an agreement with an investor relations firm to provide services over a 14-month period in exchange for 21,000 shares of common stock. The shares were issued on the date of the agreement and were valued by the Company at $210,000. The value assigned to the shares is included in other assets on the accompanying consolidated balance sheets and will be expensed as marketing expense as it is earned.

On September 23, 2020, by written consent of the Chief Executive Officer and the Chairman of the board, the Company to issue individual stock grants of the Company’s common stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan, to a consultant of the Company in the amount of 20,000 shares, at $4.48 per share which were immediately vested.

NOTE 13 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2020	2019
Currently payable:
Federal	$-	$-
State	5,000	-
Total currently payable	5,000	-
Deferred:
Federal	582,000	(367,000)
State	(22,000)	(125,000)
Foreign	(125,000)	(117,000)
Total deferred	435,000	(609,000)
Less: (decrease) increase in allowance	(2,214,000)	484,000
Net deferred	(1,779,000)	(125,000)
Total income tax benefit	$(1,774,000)	$(125,000)

Individual components of deferred tax assets and liabilities are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$13,852,000	$11,189,000
Equity issued for services	192,000	169,000
Goodwill and other intangibles	0	676,000
Investment in pass-through entity	12,000	12,000
Deferred revenue	183,000	182,000
Operating Lease Liability	47,000	284,000
Other	605,000	376,000
Gross deferred tax assets	14,891,000	12,888,000

Deferred tax liabilities:
Goodwill and other intangibles	4,668,000	29,000
Unrealized gains	2,599,000	-
Right -of-use asset	47,000	284,000
Gross deferred tax liabilities	7,314,000	313,000

Less: valuation allowance	(11,076,000)	(12,619,000)

Net deferred tax liabilities	$(3,499,000)	$(44,000)

The 2017 Tax Cuts and Jobs Act repeals the corporate alternative minimum tax (AMT) and permits existing minimum tax credits carryovers to offset the regular tax liability for any tax year. Further, the credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50 percent of the excess of the minimum tax credit over regular liability. Any remaining credit will be fully refundable for the year ended December 31, 2021. As of December 31, 2020 and 2019, the Company had $0 and $46,000 respectively of minimum tax credit included in prepaids and other current assets in the accompanying consolidated balance sheet.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018

Pretax losses from the Company’s foreign subsidiaries amounted to $.4 million and $1.5 million for 2020 and 2019, respectively. The balance of pretax earnings or loss for each of those years were domestic.

While the Tax Cuts and Jobs Act provides for a territorial tax system, beginning in 2018, it includes the foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings from its Controlled Foreign Corporations (“CFCs”) in excess of an allowable return on the foreign subsidiary’s tangible assets. The FDII provisions allow for a deduction equal to a percentage of the foreign-derived intangible income of a domestic corporation. As a result of these provisions, the Company did not have any additional tax expense or benefit from either GILTI or FDII.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years, enhanced interest deductibility, and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the year ended December 31, 2020, the Company was not able to benefit from these provisions. The Company will continue to monitor additional guidance issued and assess the impact that various provisions will have on its business.

At December 31, 2020 and 2019, the Company has approximately $56.7 million and $50.0 million in federal net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income. Under the provisions of the Internal Revenue Code, the net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company has completed a full analysis of historical ownership changes and determined that a portion of the net operating losses have a limitation on future deductibility. Approximately $43.8 million of net operating losses incurred prior to 2020 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount, leaving $2.9M available for use which expire at various dates through 2038 and the residual which never expire. Additionally, at December 31, 2020 and 2019, the Company had approximately $6.9 million and $5.5 million, and $2.2 million and $1.4 million, of California and Illinois NOL carry-forwards, respectively, which expire through 2039. The NOL carry-forwards may be limited in certain circumstances, including ownership change and have been fully reserved via a valuation allowance.

The valuation allowance for deferred tax assets decreased approximately $1,543,000 (net of $671,000 acquired with Impact BioMedical) in the year ended December 31, 2020 and increased by approximately $484,000 in the year ended December 31, 2019. The decrease in the current year valuation allowance and subsequent increase in the deferred tax liability is driven by several factors and is represented in the below table:

Balance at December 31, 2019		$44,000
Add:	Acquisition of Impact BioMedical	5,234,000
	Current year activity	435,000

Less:
	Release of valuation allowance	2,214,000

Balance at December 31, 2020		$3,499,000

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2020	2019
Statutory United States federal rate	21.0%	21.00%
State income taxes net of federal benefit	(9.3)%	3.3%
Permanent differences	2.0%	(1.6)%
Other	(8.3)%	(1.3)%
Non-controlling interest	(70.5)%	-%
Foreign taxes	7.3%	(1.1)%
PPP loan forgiveness	(142.2)%	-%
Stock based compensation	22.4%	-%
Executive compensation	485.2%
Change in valuation allowance	(1547.5)%	(16.3)%

Effective rate	(1,239.9)%	4.00%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2017-2020 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 14 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing on January 1, 2018, the Company matched 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%. The total matching contributions for 2020 and 2019 were approximately $117,000 and $123,000, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company has operating leases predominantly for operating facilities. As of December 31, 2020, the remaining lease terms on our operating leases range from seven to sixteen months. DSS Plastics Group which finalized the sale of its assets on August 14, 2020 is not included in the lease liability calculation (see Note 16). Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of December 31, 2020. Rent expense for the year ended December 31, 2020 and December 31, 2019 was approximately $217,000 and $255,000 respectively.

Future minimum lease payments as of December 31,2020 are as follows:

Totals
2021	176,000
2022	13,000
2023	-
2024	-
Total lease payments	189,000
Less: Imputed Interest	(7,000)
Present value of remaining lease payments	$182,000

Current	$167,000
Noncurrent	$15,000

Weighted-average remaining lease term (years)	1.05

Weighted-average discount rate	4.0%

Employment Agreements - The Company has employment or severance agreements with members of its management team. The employment or severance agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2020, the Company accrued approximately $4,300,000 for Mr. Heng Fai Ambrose Chan, an executive of the Company’s DSS Cyber Security Pte. Ltd subsidiary in accordance with the terms of his employment contract. Also, as of December 31, 2020, the minimum severance payments under these employment agreements are, in aggregate, approximately $182,000.

Legal Proceedings –

The Apple Litigation

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” On March 10, 2020 DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570. Briefing on the appeal has been completed. The parties are currently waiting for the Court of Appeals to schedule a date for oral argument.

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

On December 7, 2017, DSS filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California, alleging infringement of certain of DSS’s LED patents. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The case is currently pending as of the date of this Report. On May 10, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,919,787. On May 11, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,652,297. On May 25, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,524,087. On May 29, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 6,949,771. On May 30, 2018, Nichia filed an IPR petition challenging the validity of claims under U.S. Patent No. 7,256,486. The 6,949,771 IPR was denied institution, but the remaining IPRs were instituted by the PTAB. On December 10, 2018, Nichia refiled IPRs relating to 6,949,771, which was denied by the PTAB on April 15, 2019. These challenged patents are the patents that are the subject matter of the infringement lawsuit, which is pending but stayed pending the outcome of the IPR proceedings. On September 17, 2019, the PTAB issued a written decision determining claims 1-14 of the ‘787 patent unpatentable. The Company did not appeal that determination. On October 30, 2019, the PTAB issued a written decision determining claims 1-17 of the ‘297 patent unpatentable. The Company did not appeal that determination. On November 19, 2019, the PTAB issued a written decision determining claims 1-5 of the ‘486 patent unpatentable. The Company has appealed that determination to the U.S. Court of Appeals for the Federal Circuit. That appeal is now fully briefed. The Court of Appeals has not yet set the matter for argument.

On September 18, 2019, DSS filed a patent infringement lawsuit against Seoul Semiconductor Co., Ltd. and Seoul Semiconductor Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 7,315,119. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case. On May 18, 2020, Seoul Semiconductor filed an IPR petition challenging the validity of claims 1-7 of the patent. The District Court has entered a stay of the District Court proceedings pending the outcome of the IPR petition. The IPR petition was instituted on November 20, 2020 and remains pending.

On September 19, 2019, DSS filed a patent infringement lawsuit against Cree, Inc. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,784,460. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. On February 11, 2020, Cree filed an IPR petition challenging the validity of the patent claims. On September 1, 2020, the PTAB instituted the IPR proceeding. The District Court has conducted an initial scheduling conference and has set a procedural schedule for the case. The District Court has entered a stay of the District Court proceedings pending the outcome of the IPR petition, which remains pending.

On September 20, 2019, DSS filed a patent infringement lawsuit against Nichia Corp. and Nichia America Corp. in the United States District Court for the Central District of California alleging infringement of U.S. Patent No. 6,879,040. The Company is seeking a judgment for infringement of the patents along with other relief including, but not limited to, money damages, costs and disbursements. The Court has conducted an initial scheduling conference and has set a procedural schedule for the case. On May 18, 2020, Nichia filed an IPR petition challenging the validity of claims 1-4, 8, and 11 of the patent. The District Court has entered a stay of the District Court proceedings pending the outcome of the IPR petition. On November 17, 2020, the PTAB instituted the IPR proceeding, which remains pending.

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

The Ronaldi Litigation

In April 2019 DSS commenced an action in New York State Supreme Court, Monroe County, Index No. E2019003542, against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. Mr. Ronaldi subsequently commenced an action against DSS in the Superior Court of California, County of San Diego, on November 8, 2019, under case number 37-2019-00059664-CU-CO-CTL, in which he alleged that DSS terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. DSS was successful in dismissing the California case and consolidating it with the action pending in Monroe County, New York. Mr. Ronaldi asserted counterclaims in the Monroe County, New York action similar to those he originally brought in California. Mr. Ronaldi claims that his termination violated an alleged employment agreement or implied-in-fact employment agreement and that he should have remained employed through 2019. Mr. Ronaldi seeks to recover: (i) $144,657.53 in wages from April 11, 2019 through December 31, 2019; (ii) $769.23 in alleged unpaid based salary for time worked before April 11, 2019; (iii) $15,384.62 in alleged paid time off compensation; (iv) $3,076.93 in alleged unpaid sick time compensation; (v) $26,076.93 in waiting-time penalties; (vi) -$91,000 in unspecified expense reimbursement; (vii) $300,000 in alleged cash bonuses ($100,000 per year) based on DSS’s performance in 2017, 2018 and 2019; and (viii) a $450,000 performance bonus based on the result of certain alleged net proceeds from patent infringement litigation. He further claims an interest in any recovery in DSS Technology Management v. Apple, Inc., Case No. 4:14-cf05330-HSG. The parties are now engaged in discovery.

Additionally, on March 2, 2020 DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York where it was assigned Case No. 6:20-cv-06265-EAW. Mr. Ronaldi filed a motion seeking to compel DSS to advance his legal fees to defend the action, which motion was fully briefed as of June 30, 2020 and remains pending and undecided. On March 16, 2021 the Western District of New York granted Mr. Ronaldi’s motion to have his defense costs advanced to him during the pendency of the action as they are incurred. On March 26, 2021 Mr. Ronaldi applied to the court for reimbursement of $160,896.25 in legal fees. The Company intends to object to the size of that bill as it was based on out-of-town billing rates and the result of an excessive number of hours spent on litigation. The parties are awaiting the court’s scheduling of the status conference for the management of all pretrial activities and set a tentative date for trial, however, due to discovery disputes the Court has signaled its intent to extend those deadlines.

Maiden Biosciences Litigation

On February 15, 2021, Maiden Biosciences, Inc. (“Maiden”) commenced an action against Document Security Stems, Inc. (“DSS”), Decentralized Sharing Systems, Inc. (“Decentralized”), HWH World, Inc. (“HWH”), RBC Life International, Inc., RBC Life Sciences, Inc (“RBC”)., Frank D. Heuszel (“Heuszel”), Steven E. Brown, Clinton Howard, and Andrew Howard (collectively, “Defendants”). The lawsuit is currently pending in the United States District Court Northern District of Texas, Dallas Division, and is styled and numbered Maiden Biosciences, Inc. v. Document Security Stems, Inc., et al., Case No. 3:21-cv-00327.

This lawsuit relates to two promissory notes executed by RBC in the 4th quarter of 2019 in favor of Decentralized and HWH, totaling approximately $800,000. Maiden, a 2020 default judgment creditor of RBC, in the principal amount of $4,329,000, now complains about those notes, the funding of those notes, the subsequent default of those notes by RBC, and HWH and Decentralize’s subsequent Article 9 foreclosure or deed-in-lieu debt conveyances. In the instant lawsuit, Maiden asserts claims against Defendants for unjust enrichment, fraudulent transfer under the Texas Uniform Fraudulent Transfer Act, and violation of the Racketeer Influenced and Corrupt Organizations Act. Maiden also seeks a judgment from the court declaring: “(1) Defendants lacked a valid security interest in RBC and RBC Subsidiaries’ assets and therefore lacked the authority to sell the assets during the public foreclosure sale; (2) Defendant Heuszel’s low bid at the public foreclosure sale was invalid and void; (3) the public foreclosure sale was conducted in a commercially unreasonable manner; and (4) Defendants do not have the legal authority to transfer RBC and RBC’s Subsidiaries assets to Heuszel and HWH.” Maiden seeks to recover from Defendants: (1) treble damages or, alternatively, damages in the amount of their underlying judgment plus the other creditors’ claims or the value of the assets transferred, whichever is less, plus punitive or exemplary damages; (2) pre and post-judgment interest; and (3) attorneys’ fees and cost.

Pursuant to an agreement with Maiden, the deadline for Defendants DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel to answer or otherwise respond is March 30, 2021. The pretrial deadlines and tentative trial date will be set by the Court following a customary status conference.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2020, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2020, there are no contingent payments due.

NOTE 16 – DISCONTINUED OPERATIONS

As a result of the insufficient cash flows from the operations of Plastic Printing Professionals, Inc. as well as the disruption of our business from the COVID-19 pandemic, on April 20, 2020, the Company executed a nonbinding letter of intent with a buyer for substantially all the assets of this business line. with an intent to exit this business line. As a result, management has decided to fully impair its goodwill related to DSS Plastics. The impact to DSS’s first quarter earnings of this impairment was approximately $685,000. On August 14, 2020, the Company entered into a final Asset Purchase Agreement and the Company terminated its production and office personnel and maintained only a few employees to assist in and facilitate the sale of its assets. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements.

The consideration paid to the Company under the Asset Purchase Agreement for the sale of the assets included a one-time cash payment of $683,000 and an additional contingent earn-out payment of an aggregate amount of up to $517,000 based on future quarterly gross revenue of the business to be conducted by the buyer with the sold assets. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable which did not occur during the twelve-months ended December 31, 2020. As of December 31, 2020, the Company has recognized $390,000 of this earn out in Loss from Discontinued Operations. The net effect of all assets disposed of is a net loss of $111,000 These amounts are included in Loss from Discontinued Operations. Included in its Right-of-use assets is the lease of the Company’s facility in Brisbane, Ca. The intent is to sublease this property for a value equal to or in excess of the current payments and therefore, not impairment of this asset is deemed necessary at December 31, 2020.

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets– Assets and Liabilities Held for Sale

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Inventory	$-	$342,000
Total current assets	-	342,000

Property, plant and equipment, net	-	732,000
Right-of-use assets	744,000	1,081,000

LIABILITIES

Current liabilities:
Current portion of lease liability	240,000	274,000
Total current liabilities	240,000	274,000

Long term lease liability	505,000	807,000

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations - Discontinued Operations

	For the Year Ended
	December 31,
	2020	2019
Revenue:
Printed products	$1,602,000	$3,860,000
Total revenue	1,602,000	3,860,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	1,636,000	2,260,000
Selling, general and administrative (including stock based compensation)	1,054,000	1,609,000
Depreciation and amortization	152,000	254,000
Impairment of goodwill	685,000	-
Total costs and expenses	3,527,000	4,123,000
Operating loss	(1,925,000)	(263,000)

Other income (expense):

Interest expense	(22,000)	(32,000)

Gain on disposition of business	279,000	-

Income (loss) before income taxes	(1,668,000)	(295,000)

Income tax expense (benefit)	-	-
Income (loss) from discontinued operations	(1,668,000)	(295,000)

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2020	2019

Cash paid for interest	$185,000	$128,000

Non-cash investing and financing activities:
Impact of adoption of lease accounting standards	$-	$1,616,000
Gain from change in fair value of interest rate swap derivatives	$-	$7,000
Common stock issued upon conversion of convertible note	$-	$500,000
Equity issued to purchase intangible assets	$-	$145,000
Common A Shares issued for prepaid marketing services	$210,000	$-
Common A Shares issued for Impact BioMedical	$3,132,000	$-
Non-controlling interest related to Impact BioMedical	$3,910,000	$-
Series A Preferred Shares issued for Impact BioMedical	$35,187,000	$-
Notes receivable settled for assets in lieu of cash	$838,000	$-

NOTE 18 - SEGMENT INFORMATION

The Company’s eight businesses lines are organized, managed and internally reported as four reportable operating segments. Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions designed to provide functionality, marketability, and sustainability to product packaging while providing counterfeit protection and consumer engagement platform. Digital Group researches, develops, markets, and sells the Company’s digital products worldwide. As an industry leader in brand authentication services, our solutions leverage functional anti-counterfeiting features and cutting-edge technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing. Digital’s primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. IP Technology Management Inc., manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. Direct Marketing/Online Sales Group provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing.

Approximate information concerning the Company’s operations by reportable segment for years ended December 31, 2020 and 2019 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2020	Premier Packaging	Digital Group	IP Technology Management	Direct Marketing / Online Sales	Corporate	Total
Revenue	$13,300,000	$2,085,000	$-	$2,326,000	$-	$17,411,000
Depreciation and amortization	736,000	38,000	69,000	28,000	213,000	1,084,000
Interest expense	102,000	15,000	-	-	68,000	185,000
Stock based compensation	12,000	45,000	-	-	131,000	188,000
Income tax benefit	-	-	-	-	1,774,000	1,774,000
Net income (loss) from continuing operations	1,329,000	838,000	(350,000)	(2,495,000)	3,764,000	3,086,000
Capital expenditures	260,000	11,000	-	49,000	5,000	325,000
Identifiable assets	10,715,000	817,000	-	2,775,000	77,612,000	91,919,000

Year Ended December 31, 2019	Premier Packaging	Digital Group	IP Technology Management	Direct Marketing / Online Sales	Corporate	Total
Revenue	$13,230,000	$2,148,000	$-	$-	$172,000	$15,550,000
Depreciation and amortization	904,000	33,000	82,000	-	132,000	1,151,000
Interest expense	96,000	7,000	-	-	22,000	125,000
Stock based compensation	17,000	81,000	-	-	324,000	422,000
Income tax benefit	-	-	-	-	125,000	125,000
Net income (loss) from continuing operations	311,000	(579,000)	(475,000)	-	(1,852,000)	(2,595,000)
Capital expenditures	819,000	24,000	-	-	104,000	947,000
Identifiable assets	10,425,000	924,000	58,000	-	8,739,000	20,146,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 9.0% of total revenue for 2020 (2.0% - 2019). Revenue is allocated to individual countries by customer based on where the product is shipped. The Company had no long-lived assets in any country other than the United States for any period presented.

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2020
Packaging Printing and Fabrication	$11,782,000
Commercial and Security Printing	1,218,000
Total Printed Products	$13,000,000

Twelve months ended December 31, 2019
Packaging Printing and Fabrication	$12,071,000
Commercial and Security Printing	1,159,000
Total Printed Products	$13,230,000

Technology Sales, Services and Licensing Revenue Information:

Twelve months ended December 31, 2020
Information Technology Sales and Services	$152,000
Digital Authentication Products and Services	1,503,000
Royalties from Licensees	430,000
Total Printed Products	$2,085,000

Twelve months ended December 31, 2019
Information Technology Sales and Services	$189,000
Digital Authentication Products and Services	1,414,000
Royalties from Licensees	545,000
Total Printed Products	$2,148,000

Direct Marketing

Twelve months ended December 31, 2020
Direct Marketing Internet Sales	$2,326,000
Total Direct Marketing	$2,326,000

Twelve months ended December 31, 2019
Direct Marketing Internet Sales	$172,000
Total Direct Marketing	$172,000

NOTE 19 – SUBSEQUENT EVENTS

On March 22, 2021 Premier Packaging was awarded an incentive package from New York State and Empire State Development and its Excelsior Jobs Program valued at up to $700,000 in connection with Premier’s proposed expansion plans within the state. This incentive will take the form of tax credits to be utilized beginning in 2022 through 2031.

On March 16, 2021, American Medical REIT, Inc. received loan proceeds in the amount of approximately $110,000 under the Paycheck Protection Program (“PPP”) with a fixed rate of 1% and a 60-month maturity term. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities.

On March 15, 2021, the Company, through one of its subsidiaries, entered into a Stock Purchase Agreement (the “Agreement”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares a the per share price of $1.00. This option will terminate upon one of the following events: (i) The Seller’s board of directors cancels this option because it is no longer in the best interest of the Company; (ii) December 31, 2021; or (iii) the date on which the Seller receives more than $1.00 per share of the Company’s common stock in a private placement with gross proceeds of $500,000. Under the terms of the Agreement, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement to with Alset EHome International, Inc. (“Seller”) indirectly the Seller’s wholly owned subsidiary Impact Oncology PTE Ltd. to purchase 2,480,000 shares of common stock of Vivacitas for a purchase price $2,480,000. This agreement includes an option to purchase an additional 250,000 shares of common stock. As a result of these two transactions, the Company will have an approximate 10.2% equity position in Vivacitas. The Sellers largest shareholder is Mr. Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors and its largest shareholder.

On March 12, 2021, the Company entered into a binder letter of intent with Sharing Services Global Corporation (“SHRG”) whereas the Company will sell specific assets to SHRG. The purchase price is to be established by a third-party appraiser mutually agreed up. Under the terms of this agreement, SHRG at its option, may pay the purchase price via (i) shares of SHRG Common A stock at a conversion rate calculated at a 30-day VWAP, (if shares are available), (ii) a 1 yr. convertible note which at the Seller’s option may be converted into Common A shares at a conversion rate calculated at a 30-day VWAP (if shares are available), or paid in US$ or (iii) in US dollars at closing.

On February 25, 2021, the Company entered into a binding letter of intent with Sharing Service Global Corporation (“SHRG), where the Company is to loan $30 million to SHRG in the form of a Convertible Promissory Note (the “SHRG Note”). This three-year SHRG Note accrues interest annual at 8% and contains a 10% origination fee. Both the first year’s interest and the origination fee are payable at closing in the form of SHRG shares at a conversion rate of $0.20 per share. All or a part of the outstanding SHRG Note balance can be converted at the sole discretion of DSS at a conversion rate of $0.20 per share. This Note also contains detachable warrants, exercisable at DSS’s option, of 150,000,000 shares of SHRG’s Class A common stock with an exercise price of $0.22.

On February 4, 2021, the Company entered into an underwriting agreement (the “Feb. 2021 Underwriting Agreement”) with Aegis Capital Corp., as representative of the underwriters named therein, which provided for the issuance and sale by the Company and the purchase by the underwriters, in a firm commitment underwritten public offering (the “Feb. 2021 Offering”), of 12,319,346 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Feb. 2021 Underwriting Agreement, the shares were sold at a public offering price of $2.80 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 1,847,901 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Feb. 2021 Offering, which over-allotment option was exercised in full on February 9, 2021. The net offering proceeds to the Company from the Feb. 2021 Offering are approximately $36.14 million, including the exercise of the underwriter’s over-allotment option, and after deducting estimated underwriting discounts and commissions and other estimated offering expenses.

On February 3, 2021, DSS Blockchain Security, Inc (“DSSB”). a wholly-owned subsidiary of the Company entered into a binding joint venture term sheet with GSX Group Limited (“GSX”) and Coinstreet Holdings Limited (“Coinstreet”) whereas the parties intend to own and operate a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency that will operate a primary and secondary market via a digital asset trading platform using blockchain technology. With its initial contribution of $20,000, DSSB will receive a 40% equity position in the joint venture. Upon the execution of related loan documents, in which DSSB will loan $800,000 to GSX, DSSB will obtain a 70% share in the joint venture.

On January 19, 2021, the Company entered into an underwriting agreement, as amended by Amendment No. 1 effective as of January 19, 2021 (the “Jan. 2021 Underwriting Agreement”), with Aegis Capital Corp., as representative of the underwriters, which provided for the issuance and sale by the Company and the purchase by the underwriters, in a firm commitment underwritten public offering (the “Jan. 2021 Offering”), of 6,666,666 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Jan. 2021 Underwriting Agreement, the shares were offered in a public offering at a price of $3.60 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 1,000,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Jan. 2021 Offering. This overallotment was exercised in full. The net offering proceeds to the Company from the Jan. 2021 Offering are approximately $24.9 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses.

On January 6, 2021, the Company Alset International Limited (“Alset Singapore”), a company formed under the laws of Singapore, Health Wealth Happiness Pte. Ltd. (“HWH”), a Singaporean company and wholly-owned subsidiary of Alset Singapore, and HWH World Inc. (“HWH World”), a company registered and formed under the laws of South Korea and wholly-owned subsidiary of HWH, entered into a binding term sheet (the “HWH Term Sheet”), pursuant to which, subject to the due diligence on HWH World, necessary approvals and consents, and the terms and conditions to be set forth in the Definitive Agreement (as defined below), the Company will acquire and purchase all of the outstanding equity interest in HWH World (the “HWH Transaction”) for a consideration of the lesser of $14.8 million or the value of HWH World assessed by a third-party valuation company (the “Purchase Price”). The HWH Term Sheet provided that the Company shall have the option to pay the Purchase Price in i) cash, or ii) shares of the Company’s common stock at the per share price equivalent to the average closing price of the common stock for a period of five (5) trading days prior to January 6, 2021. In accordance with the HWH Term Sheet, the parties thereto (the “Parties”) shall enter into a definitive share exchange agreement (the “Definitive Agreement”) for the Transaction within three (3) months from the date of the HWH Term Sheet or at a later date as mutually agreed by the Parties in writing and complete the Transaction within six (6) months therefrom or at a later date as mutually agreed by the Parties in writing. The HWH Term Sheet is legally binding and shall terminate upon the earlier of 1) six months from January 6, 2021, 2) mutual agreement by all the Parties on the termination, or 3) the execution of the Definitive Agreement for the Transaction.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2020. Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weakness have been identified in the Company’s internal control over financial reporting as of December 31, 2020:

1.	The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties over complex transactions.

2.	There was no systematic method of documenting that timely and complete monthly reconciliation and closing procedures take place.

3.	The Company lacks adequately defined processes, procedures and controls surrounding the Company’s accounting for income taxes.

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

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2019, and subsequently in 2020, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2021 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	Along with hiring a Senior Corporate Accountant, a Senior Financial Analyst, and a Staff Accountant, the Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Interim Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	The Company has adopted one ERP system to serve all business divisions to support its centralized accounting function.
●	Controls have been put into place to ensure there are proper segregations of duties within the cash function. The preparer of a check or wire is unable to sign or approve the same, whereas the signor or approver does not have the ability to prepare a check or wire.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	All manual journal entries are reviewed by an independent person prior to inclusion in the financial statements.
●	Capital spend levels of approvals have been set to include the CEO, Interim CFO, the executive team and the Board of Directors.
●	The Company hired and consulted an external, independent accounting firm to review the Company’s internal controls; such firm only provided a report of its findings, it did not express an opinion. The Company used the report to assist in management’s evaluation of the adequacy of the Company’s policies and procedures in the areas of internal operational controls.
●	The Company will engage an external, independent tax firm, to prepare its annual tax provision to ensure the proper processes, procedures, and controls are in place to adequately prepare and report upon its income tax position.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2020 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the quarter ended December 31, 2020, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Please see the disclosure related to the winding down of our intellectual property monetization business included in ITEM 1 – BUSINESS, Overview, Strategic Business Plan, Exiting Unprofitable Business Lines, which information is incorporated in this Item 9B by reference.

DSS intends to hold its 2021 Annual Meeting of Stockholders at the end of the second quarter of 2021.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors currently consists of eight directors; the Board size was reduced from nine to seven persons on December 9, 2019, pursuant to an October 2019 Special Meeting of the Board, upon recommendation and approval by the Nominating and Corporate Governance Committee to do so. The Board, also upon recommendation and approval by the Nominating and Corporate Governance Committee, increased the size of the Board to eight members effective September 2020.

Our executive officers and directors as of the date of this report are as follows:

NAME	POSITION
Frank D. Heuszel	Chief Executive Officer, and Director
Jason Grady	Chief Operating Officer
Todd D. Macko	Interim Chief Financial Officer
Heng Fai Ambrose Chan	Director, Chairman
John “JT” Thatch	Director
José Escudero	Director
Sassuan (Samson) Lee	Director
Wah Wai Lowell Lo	Director
Wah Wai Lowell Lo	Director
Tung Moe Chan	Director

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

Name	Age	Director/Officer Since	Principal Occupation or Occupations and Directorships

Frank D. Heuszel	64	2018

Frank D. Heuszel has served as a director of the Company since July 30, 2018, and from July 2018 to April 2019, he served as chairman of the Company’s Audit Committee. Until October 28, 2020, he served as both the Company’s Chief Executive Officer and Interim Chief Financial Officer since April 17, 2019. Since then he serves only as the Chief Executive Officer and a director of the Company Mr. Heuszel has extensive expertise in a wide array of strategic, business, turnaround, and regulatory matters across several industries as a result of his executive management, educational, and operational experience. Prior to joining DSS, Mr. Heuszel had a very successful career in commercial banking. For over 35 years, Heuszel served in many senior executive roles with major US and international banking organizations. As a banker Mr. Heuszel has served as General Counsel, Director of Special Assets, Credit Officer, Chief Financial Officer and Auditor. Mr. Heuszel also operated a successful law practice focused on the litigation, corporate restructures, and merger and acquisitions, and collections. In addition to being an attorney and executive manager, Mr. Heuszel is also a Certified Public Accountant (retired), and a Certified Internal Auditor. Mr. Heuszel graduated from The University of Texas at Austin and from The South Texas College of Law, Houston.

On September 29, 2020, Mr. Heuszel was elected to the Board of Directors of the publicly traded company, Sharing Services Global Corporation, which is an OTCQB public company. At the time of the appointment, DSS owned 32.2% of the outstanding shares of Sharing Services, a diversified company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry.

Jason Grady	45	2018

Jason Grady has served as Chief Operating Officer of the Company since August of 2019 and, from July 2018, Mr. Grady has also served as President of Premier Packaging Corporation, a multi-division folding carton and security packaging company and wholly-owned subsidiary of the Company. From April 2010 through July 2018, Mr. Grady served as the Company’s Vice President of Sales. As chief operating officer at Document Security Systems (DSS), a multinational public corporation with 9 businesses lines and 25 subsidiaries that focus on brand protection technology, blockchain security, direct marketing, healthcare, nutraceutical, real estate, and securitized digital and virtual assets, and as president at Premier Packaging Corporation (PPC), Mr. Grady’s role includes the management of multiple divisions, advising the direction of each of the company’s newly-formed subsidiaries, and the research and development of emerging market opportunities across diverse business operations. He has restructured more than 10 corporations during his tenure and successfully driven key initiatives for rapid business development, international sales growth increases, and the development of strategic sales management and corporate marketing strategies, resulting in the securing of long-term plans for expansion and growth and economic benefits for shareholders.

Prior to his success at DSS, Mr. Grady served as Vice President of Marketing for the Parlec Corporation, a multi-market machine tool manufacturer, as the Director of Business Development for Berlin Packaging Corporation, a custom ridged box and folding carton manufacturer, and as a sales and marketing executive for OutStart, Inc. an enterprise e-learning software company. Mr. Grady obtained an undergraduate degree in Marketing and Communications and a Masters Degree in Business Administration from the Rochester Institute of Technology.

Todd D. Macko	48	2020

Todd Macko was promoted to Interim Chief Financial Officer effective October 28, 2020. Mr. Macko previously served as the Vice President of Finance of the Company. As the Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Interim Chief Financial Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance.

Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management.

Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained is Bachelor of Science in Accounting from Rochester Institute of Technology.

Heng Fai Ambrose Chan	77	2017

Heng Fai Ambrose Chan has served as a director of the Company since February 12, 2017 and as Chairman of the Board since March 2019. He has also served as an officer of the Company’s wholly owned subsidiary, DSS International, Inc. since July of 2017. Mr. Chan is an accomplished global business veteran with more than 40 years of experience. Mr. Chan specializes in financial restructuring and corporate transformation to unlock value and unleash entrepreneurial zeal while managing risks.

Mr. Chan is actively involved across the globe in corporate restructures, governance and entrepreneurial ventures in several diversified industries. Some of the remarkable companies that he has built, rescued, or transformed include American Pacific Bank (USA), China Gas Holdings Limited and Heng Fai Enterprises Limited both (listed on The Stock Exchange of Hong Kong), Global Med Technologies, Inc. (U.S. medical software company exited for US$60 million), and Singhaiyi Group Ltd (listed on the Singapore Exchange).

Currently Mr. Chan serves on the Board of Directors of a number of distinguished organizations among his noteworthy accomplishments. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020, and has served as the Chairman of the Board and Chief Executive Officer of Alset Ehome International, Inc. since its inception. Mr. Chan has served as a Director of Alset International’s 99.98%-owned subsidiary, GigWorld Inc., since October 2014. He has served as a member of the Board of Directors of OptimumBank Holdings, Inc. and as a Non-Executive Director of Holista CollTech Ltd., since June 2018 and July of 2013, respectively.

Mr. Chan’s previous service record further highlights his extensive business acumen. From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), an investment holding company, and has served as a member of the Board of Zensun Enterprises Limited since September 1992. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a public Singapore property development, investment, and management company (“SingHaiyi”), from March 2003 to September 2013, and was Executive Chairman of China Gas Holdings Limited, an investor and operator of the city gas pipeline infrastructure in China, from 1997 to 2002 .

Mr. Chan served as Director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He also served as a Director of Skywest Ltd., a public Australian airline company from 2005 to 2006, and from November 2003 to September 2013, he was a Director of SingHaiyi. Mr. Chan served as a member of the Board of Directors of RSI International Systems, Inc., the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

John “JT” Thatch	59	2019

John “JT” Thatch has served as a director of the Company since May 9, 2019 and as Lead Independent Director since December 9, 2019. Mr. Thatch, is an accomplished, energetic, entrepreneur minded Executive who has the vision and knowledge to create growth and shareholder value any organization. Mr. Thatch has successful started, owned and operated several sized businesses in various industries that include service companies, retail, wholesale, on-line learning, finance, real estate management and technology. Since March 2018, Mr. Thatch has served as the Chief Executive Officer and a director of Sharing Services Global Corporation, a publicly traded holding company focused in the direct selling and marketing industry. He is also a member of Superior Wine & Spirits, a Florida-based company that imports, wholesales and distributes wine and liquor throughout the State of Florida since February of 2016. Mr. Thatch served as Chief Executive Officer of Universal Education Strategies, Inc. from January 2009 -January 2016, an organization the development and sales of educational products and services. From 2000 - 2005, he was the Chief Executive Officer of Onscreen Technologies, Inc., currently listed on NASDAQ as Orbital Energy Group “OEG”, a global leader in the development of cutting-edge thermal management technologies for integrated LED technologies, circuits, superconductors and solar energy solutions. Mr. Thatch was responsible for all aspects of the company including board and stockholder communications, public reporting and compliance with Sarbanes-Oxley, structuring and managing the firm’s financial operations, and expansion initiatives for all corporate products and services. Mr. Thatch’s public company financial and management experience in the strategic growth and development of various companies qualify him to Board serve on the Company’s Board of Directors and a member of the DSS Audit Committee.

José Escudero	45	2019

José Escudero has served as a director of the Company since August 5, 2019. He is currently Chief Strategy and M&A Officer at Certisign, the Brazilian fintech leader in the Identity & Access Management.

He is also the Managing Partner at BMI Capital Spain, a private investment bank and turnaround firm, since September 2013. Previously, Mr. Escudero served as Principal at Hallman & Burke, an international management consulting firm, from July 2009 through September 2013.

Mr. Escudero has a B.Sc. in Economics from the Francisco de Vitoria University and a Master’s degree in Corporate Finance and Investment Banking from the Options & Futures Institute.

Mr. Escudero’s experience in corporate transformations, merger and acquisitions, corporate finance, and international trade along with his education in economics and finance and investment banking qualifies him to serve on the Company’s Board of Directors.

Sassuan (Samson) Lee	50	2019

Mr. Sassuan (Samson) Lee has served as a director of the Company since August 5, 2019. Mr. Lee is the Founder & CEO of Coinstreet Partners (www.coinstreet.partners), an award-winning decentralized investment banking group and consultancy firm in the F.M.T. (Finance, Media & Technology) field. In addition, Mr. Lee is Steering Committee Member of TADS Awards (www.tadsawards.org), Honorary Guest Lecturer & Fintech and Blockchain Committee of Hang Seng University of Hong Kong (EDC), Vice President of Blockchain Applications & Investment Alliance (www.bcaia.org), Founding Chairman of the Asia Pacific Digital Economy Institute (www.apdei.org), Co-organizer of Global Online Investment Roadshow (www.goir.info), as well as Co-Founder of The STO Lab (www.thestolab.com), DFINI (www.dfini.com), and Ethereum South China Community. Mr. Lee currently serves on the board of directors of Sharing Services Global Corporation, which is an OTCQB public company.

Mr. Lee has over 25 years’ experience in TMET sector, with substantial success in commercializing various blockchain, digital and e-business projects. Mr. Lee graduated with an MBA and a Master of Science degrees from the Hong Kong University of Science and Technology, and a Bachelor of Commerce degree from the University of Toronto.

Mr. Lee’s extensive experience and recognized expert in the fields of technology, blockchain, cryptocurrency and fintech, combined with his experience as Chief Executive Officer and Managing Director of successful international businesses qualifies him to serve on the Company’s Board of Directors and a member of the DSS Audit Committee.

Wai Leung William Wu	54	2019

Mr. Wai Leung William Wu has served as a director of the Company since October 20, 2019. He served as the managing director of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

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

Wah Wai Lowell Lo	57	2019	Mr. Wah Wai Lowell Lo (also known as Lowell Lo) has served as a director of the Company since April 12, 2019. Mr. Lo is currently Chairman and Managing Director of the BMI Intelligence Group Limited, a leading corporate consulting and financial services firm in the Asia Pacific Region he founded in 1995, and is responsible for the overall management, strategic planning and development of the firm. Prior to establishing BMI Intelligence Group Limited, Mr. Lo was the Audit Manager of Deloitte Touche Tohmatsu for nine years, including two years of service in Deloitte’s U.S. Mr. Lo’s professional qualifications include Hong Kong Certified Public Accountants (CPA), American Institute of Certified Public Accountants (AICPA). Mr. Lo is also currently independent, non-executive board member of Chongqing Machinery & Electric Co., Ltd. And Tenfu (Cayman) Holdings Company Limited, both Hong Kong Exchange-listed companies. Mr. Lo received his bachelor’s degree in Business Administration from the Chinese University of Hong Kong and a master’s degree from the New Jersey Institute of Technology. Mr. Lo’s financial expertise and experience in the management and strategic development of various companies qualifies him to serve on the Company’s board of directors

Tung Moe Chan	42	2020

Mr. Tung Moe Chan has served as a director of the Company since September 2020. He currently serves as a director and Co-Chief Executive Officer of Singapore Exchange-listed Alset International Limited, where he has held various positions since 2015. In addition, since August 2020, he has served as Director of Corporate Development of American Medical REIT Inc.  Prior to that, in 2015 he was Group Chief Operating Officer of Hong Kong Stock Exchange listed Zensun International Limited where he was responsible for the company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Previously, Mr. Moe Chan served as a director of MasterCard issuer Xpress Finance Limited as well as RSI International Systems Inc., which was a hotel software company listed on the Toronto Stock Exchange.

He holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia.

Board of Directors and Committees

The Company has determined that each of Mr. John Thatch, Mr. William Wu, Mr. Sassuan Lee and Mr. Jose Escudero qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In fiscal 2020, each of the Company’s independent directors attended or participated in 96% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. During the fiscal year ended December 31, 2020, the Board held four meetings and acted by written consent on six occasions.

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

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held four meetings in 2020. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of December 31, 2020, the Audit Committee is comprised of Mr. Thatch, Mr. Wu and Mr. Lee. Each of Mr. Wu, Mr. Thatch and Mr. Lee is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended. Each of the members of the Audit Committee is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). Mr. Thatch serves as Chairman of the Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee held three meetings in 2020.

The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee consists of Mr. José Escudero, Mr. Wai Leung William Wu and Mr. Sassuan (Samson) Lee, with Mr. Lee as the Chairman. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. The Nominating and Corporate Governance Committee consists of Mr. John “JT” Thatch, the Chairman of the committee, Mr. Sassuan (Samson) Lee and Mr. José Escudero, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Nominating and Corporate Governance Committee held one meeting in 2020 and did not act by written consent. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by stockholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, is available on the Corporate Governance section of our web site at www.dsssecure.com.

Delinquent Section 16(a) Reports

Based solely upon a review of copies of such forms filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, except except Mr. Sassuan (Samson) Lee, Mr. José Escudero and Mr. Wai Leung William Wu each failed to file a Form 4 with respect to individual grants of 1,020 shares of the Company’s Common Stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan that each director received on April 3, 2020.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Since April 17, 2019, Frank D. Heuszel has been serving as the Chief Executive Officer and Interim Chief Financial Officer of the Company. On October 28, 2020, Mr. Heuszel became solely the CEO and transferred the Interim Chief Financial Officer title to Todd D. Macko. The biography for Mr. Heuszel and Mr. Macko is contained herein in the information disclosures relating to the Company’s directors above.

On July 11, 2019, the Board appointed Mr. Jason Grady as the Company’s Chief Operating Officer, effective July 15, 2019.

At the close of 2018, the Company’s Named Executive Officers were Jeffrey Ronaldi, who served as the Company’s Chief Executive Officer, and Philip Jones, who served as the Company’s Chief Financial Officer. On March 27, 2019, in anticipation of the departure of Mr. Ronaldi from his position as the Company’s Chief Executive Officer, the Board of Directors of the Company determined to reassign Mr. Ronaldi’s responsibilities to Mr. Jones, who was then serving as the Company’s Chief Financial Officer. Mr. Ronaldi’s employment as Chief Executive Officer ended on April 10, 2019. On March 27, 2019, Mr. Jones assumed the role of interim Principal Executive Officer in addition to his duties as Chief Financial Officer of the Company. On April 9, 2019, Mr. Jones tendered his resignation as Chief Financial Officer and interim Principal Executive Officer of the Company, with his departure from the Company effective April 17, 2019.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Interim Chief Financial Officer, President, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2020 and 2019:

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)		Total
Frank D. Heuszel, Chief Executive Officer	2020	$171,346	112,498	-	-	-	-	26,005		$309,848
	2019	$91,615	61,103	31,403	-	-	-	15,843	(3)	$199,964
Jason T. Grady, Chief Operating Officer	2020	$207,692	112,498	-	-	-	-	17,056		$337,246
	2019	$84,615	61,103	31,403	-	-	-	7,170		$184,291
Philip Jones, Chief Financial Officer	2019	$59,231	-	-	-	-	-	2,073		$61,304
Todd D. Macko, Interim Chief Financial Officer	2020	$155,769	67,499	11,000	-	-	-	11,890		$246,158
Jeffrey Rinaldi, Chief Executive Officer	2019	$61,297	-	-	-	-	-	-		$61,297
Robert B. Bzdick, President (4)	2020	$-	-	-	-	88,667	-	-		$88,667
	2019	$-	-	-	-	212,124	-	-		$212,124

(1)	Represents the total grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our financial statements for the year ended December 31, 2019 or December 31, 2020

(2)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.

(3)	Includes $8,000 Mr. Heuszel received for his service as an independent director from January 1, 2019 through April 18, 2019, after which he no longer served as an independent director as he became the Company’s Executive Officer and interim Chief Financial Officer.

(4)	Mr. Bzdick served as President of the Company and Chief Executive Officer of Premier Packaging Corporation, a wholly-owned subsidiary of the Company, until August 1, 2018.

Employment and Severance Agreements

Mr. Frank D. Heuszel has served as the Company’s Chief Executive Officer since April 11, 2019, and also as the Company’s interim Chief Financial Officer since April 17, 2019. Upon that appointment, the Company agreed to pay Mr. Heuszel cash compensation in the amount of $7,500 per month for his combined services as interim Chief Executive Officer and Chief Financial Officer. On August 27, 2019, the Company entered into an executive employment agreement with Mr. Heuszel. Pursuant to that agreement, Mr. Heuszel received an annual base salary of $165,000, payable bi-weekly, and was eligible for an annual performance bonus in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. Under the terms of that employment agreement, in the event of a change in control of the Company or the termination of Mr. Heuszel’s employment without cause, Mr. Heuszel would have received four-months’ salary, payable monthly. In October 2020, this employment agreement was extended on the same general terms to expire on December 31, 2020. Commencing January 1, 2021, the Company and Mr. Heuszel entered into a new three-year employment agreement scheduled to terminate on December 31, 2023. Under the terms of this new employment agreement, Mr. Heuszel shall receive an annual base salary of $260,000, payable bi-weekly, and he is eligible to an annual performance bonus in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. As in his previous employment agreement, in the event of his termination without cause, Mr. Heuszel shall receive four-months’ salary, payable monthly.

On September 5, 2019, the Company entered in an executive employment agreement with Mr. Jason Grady, the Company’s Chief Operating Officer. Pursuant to the agreement, Mr. Grady shall receive an annual base salary of $200,000 and shall be eligible to receive an annual performance bonus, in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. In the event of a change in control of the Company or the termination of Mr. Grady’s employment without cause, he shall be entitled to receive four-month’s base salary. Negotiations are currently in process to renew the terms of the existing contract.

On September 23, 2019, the Company entered in an executive employment agreement with Mr. Heng Fai Ambrose Chan, a director of the Company, Chief Executive Officer of the Company’s wholly-owned subsidiary DSS International Inc. and Chief Executive Officer of DSS Asia, a wholly-owned subsidiary of DSS International Inc. Pursuant to the agreement, Mr. Chan shall receive an annual base salary of $250,000, payable quarterly in either cash or common stock, subject to availability of shares under a shareholder-approved stock plan. The calculation of each quarterly payment of common stock shall be the Company’s average trading price for the last ten trading days of that quarter. Mr. Chan is also eligible to receive an annual performance bonus, in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. Mr. Chan has the option to have the bonus paid in Company common stock. In the event of a change in control of the Company or the termination of Mr. Chan’s employment without cause, Mr. Chan shall receive four-months’ salary, payable monthly. In connection with this agreement, Mr. Chan was awarded 74,770 shares of fully vested restricted stock with a two-year lock-up period and had an aggregated grant date fair value of approximately $31,000. Mr. Chan’s employment agreement was amended on November 19, 2020, retroactive to January 1, 2020. Under the terms of this amendment, Mr. Chan’s annual salary is set at $1.00 and is eligible for bonuses based on market capitalization growth, and annual net asset change.

Mr. Todd D. Macko was promoted to Interim Chief Financial Officer on October 29, 2020. Mr. Macko’s annual base salary is $150,000 and he is eligible to receive an annual performance bonus, upon the Company’s achievement of certain net income goals, up to 50% of his annual base salary.

The Company’s previous Named Executive Officers, Robert Bzdick, Jeffrey Ronaldi and Philip Jones are no longer employed by the Company as of August 1, 2018, April 10, 2019, and April 17, 2019, respectively.

Mr. Jones was an at-will employee. If Mr. Jones’ employment had been involuntarily terminated by the Company, he would have been entitled to receive severance payments in the amount of four months of his current base-salary.

On July 31, 2018, the Company and Robert Bzdick entered into a Non-Compete Letter Agreement (the “Bzdick Agreement”) whereby the parties mutually agreed that Mr. Bzdick’s employment as President of the Company and Chief Executive Officer of Premier Packaging Corporation, a wholly-owned subsidiary of the Company, would terminate effective on August 1, 2018. The Bzdick Agreement voided and replaced Mr. Bzdick’s previous employment agreement with the Company, originally dated February 12, 2010, and amended on October 1, 2012, except for the non-competition and non-solicitation covenants contained therein, which were carried forward in their entirety to the new Bzdick Agreement.

Pursuant to the terms of the Bzcick Agreement, Mr. Bzdick received his regular wages and contractual bonus sum accrued through the separation date, and also receives the sum of $16,000 per month, for a period of 19 months, as consideration for the two-year non-competition and non-solicitation restrictive covenants contained in the Bzdick Agreement, which are identical to the restrictive covenants contained in Mr. Bzdick’s previous employment agreement, which are now incorporated by reference into the Bzdick Agreement. In addition, the Company agreed to continue to pay the cost of Mr. Bzdick’s health, dental and vision insurance coverage for a period of 19 months or until he is eligible for such benefits from another employer, whichever is shorter. In the Agreement, Mr. Bzdick specifically acknowledges that, among other remedies, the Company is entitled to cease all payments under the Bzdick Agreement and recoup all payments previously made in the event Mr. Bzdick revokes, violates or breaches the Agreement, or discontinues any promised act under the Bzdick Agreement. Moreover, the Bzdick Agreement further provides that in the event Mr. Bzdick breaches the Bzdick Agreement by bringing suit or filing a claim with an administrative agency, then he must, as a condition precedent, repay to the Company in cash all consideration received pursuant to the Bzdick Agreement. The Bzdick Agreement also contains standard mutual release and damages clauses, and a clause that provides that in any action for breach of the Bzdick Agreement, the prevailing party shall be entitled to recover attorneys’ fees from the opposing party.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, there were no outstanding equity awards to our Named Executive Officers.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2020:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Current Directors
Heng Fai Ambrose Chan	$-	$-	$4,305,757	$4,305,757
John “JT” Thatch	$22,000	$-	$-	$22,000
Wah Wai Lowell Lo	$-	$-	$-	$-
Sassuan (Samson) Lee	$19,000	$6,725	$-	$25,725
José Escudero	$18,000	$6,725	$-	$24,725
Wai Leung William Wu	$18,500	$6,725	$-	$25,225
Tung Moe Chan	$-	$-	$-	$-

(1)	Represents the total grant date fair value of stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our consolidated financial statements for the year ended December 31, 2020.
(2)	In connection with his employment contract as an officer of the Company, Mr. Chan received $4,305,757 as a performance bonus.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of March 16, 2021 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” above), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o Document Security Systems, Inc., 6 Framark Drive, Victor, New York 14564.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants for March 16, 2021

The percentages of shares beneficially owned are based on 27,670,125 shares of our Common Stock issued and outstanding as of March 16, 2021, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 16, 2021, plus (b) the number of shares such person has the right to acquire within 60 days of March 16, 2021.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Share Beneficially Owned
Heng Fai Ambrose Chan (1)	7,392,358	26.7%
John “JT” Thatch	1,020	*
Wah Wai Lowell Lo	1,359	*
Sassuan (Samson) Lee	1,020	*
José Escudero	1,020	*
Frank D. Heuszel	2,493	*
Wai Leung William Wu	1,020	*
Jason Grady	2,493	*
Todd D. Macko	1,667	*
Tung Moe Chan	-	-
All officers and directors as a group (8 persons)	7,404,450	26.8%

5% Shareholders
Global BioMedical Pte Inc. (2)	6,626,929	19.9%
Sabby Management LLC (3)	1,500,000	5.4%
* Less than 1%.

(1)	Consists of (a) 59,551 shares of Common Stock held by Heng Fai Holdings Limited; (b) 16,667 shares of Common Stock held by BMI Capital Partners International Limited; (c) 22,767 shares of Common Stock held by Hengfai Business Development Pte Ltd; (d) 451,293 shares of Common Stock held individually; (e) 214,881 shares of Common Stock held by LiquidValue Development Pte Ltd.; and (f) (i) 1,145,834 shares of Common Stock and (ii) 5,481,085 shares of Common Stock that could be obtained upon the conversion of shares of Series A Preferred Stock held by Global Biomedical Pte. Ltd.
(2)	Consists of (a) 1,145,834 shares of Common Stock and (b) 5,481,085 shares of Common Stock that could be obtained upon the conversion of shares of Series A Preferred Stock. Percentage adjusted as conversion would result in the issuance of new shares,
(3)	Based on a Schedule 13G filed February 5, 2021 by and on behalf of Sabby Management, LLC; Sabby Volatility Warrant Master Fund, Ltd. (“Sabby Master Fund”); and Hal Mintz, with addresses of 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458; c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay Grand Cayman KY1-9007, Cayman Islands; and c/o Sabby Management, LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 0745; respectively. Sabby Master Fund beneficially owns 1,500,000 shares of Common Stock. Sabby Management and Hal Mintz do not directly own any shares of Common Stock, but each indirectly owns 1,500,000 shares of Common Stock. Sabby Management, LLC indirectly owns 1,500,000 shares of Common Stock because it serves as the investment manager of Sabby Master Fund. Mr. Mintz indirectly owns 1,500,000 shares of Common Stock in his capacity as manager of Sabby Management.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2020.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	19,261	$150.44	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	36,514	$33.92	-

2020 Employee, Director and Consultant Equity Incentive Plan	-			191,314

Total	-	55,775	$74.16	191,314

2020 Employee Stock Option Plan

Following the Board’s approval of same, the Company’s shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan (“2020 Incentive Plan”) at the shareholder meeting held on December 9, 2019. As of the date of this Report, zero options have been issued pursuant to the 2020 Incentive Plan. Based on its provisions, there are currently 191,314 shares of Common Stock available for issuable under the 2020 Incentive Plan.

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

Other Information

The 2020 Incentive Plan was effective January 1, 2020, was approved by Company stockholder approval on December 9, 2019, and, subject to the right of the Committee to amend or terminate the 2020 Incentive Plan, will remain in effect as long as any awards under it are outstanding; provided, however, that no awards may be granted under the 2020 Incentive Plan after January 1, 2030.

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

Effective on February 18, 2019, the Company entered into a Convertible Promissory Note (the “Feb 2019 Note”) with LiquidValue Development Pte Ltd ( “LiquidValue”) in the principal sum of $500,000 (the “Principal Amount”), of which up to $500,000 of the Principal Amount can be paid by the conversion of such amount into the Company’s common stock up to a maximum of 446,428 shares of Common Stock, at a conversion price of $1.12 per share. The Feb 2019 Note carried a fixed interest rate of 8% per annum and had a term of 12-months. Accrued interest was payable in cash in arrears on the last day of each calendar quarter, with the first interest payment due on June 30, 2019, and remained payable until the Principal Amount is paid in full. LiquidValue is a related party, owned by one of the Company’s directors. Effective on March 25, 2019, LiquidValue exercised its conversion option to convert the maximum conversion amount under the Feb 2019 Note and thereby received 446,428 shares of Common Stock. As a result of LiquidValue’s election to exercise its full conversion rights under the Feb 2019 Note, the Feb 2019 Note was cancelled effective on March 25, 2019.

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

On May 31, 2019, the Company issued and sold an unsecured promissory note to LiquidValue, an entity owned by Mr. Chan, in the principal amount of $650,000. Proceeds from the note were used for general corporate purposes. This note was paid in full on June 12, 2019.

On June 5, 2019 the Company completed an underwritten public offering with gross proceeds of $5.6 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Offering included 11,200,000 shares of the Company’s common stock and 1,680,000 additional shares from the exercise of the underwriter’s purchase option to cover over-allotments, at the public offering price of $0.50 per share. Mr. Chan purchased 2,000,000 shares of Common Stock in the Offering, for an aggregate purchase price of $1,000,000.

On October 29, 2019 and subsequently October 30, 2019, the Audit Committee and the Board of Directors of the Company approved the issuance of common stock, not to exceed 6,000,000 shares, via private placement with a related party. Pursuant to a Subscription Agreement, LiquidValue, a company owned by Mr. Chan, DSS’s Chairman, purchased from the Company, in a private placement, and aggregate of 6,000,000 shares of common stock, for an above market purchase price equal to $0.30 per share for gross proceeds to the Company of $1,822,200 (before deductions for placement agent fees and other expenses). This transaction was executed on November 1, 2019.

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

On February 25, 2020, the Company completed an underwritten public offering with gross proceeds of $4.6 million before deducting underwriting discounts and commissions and other estimated offering expenses. The offering included 740,741 shares of the Company’s common stock and 111,111 additional shares from the exercise of the underwriter’s purchase option to cover over-allotments, at the public offering price of $5.40 per share. Mr. Chan purchased 370,370 shares of Common Stock in the Offering, for an aggregate purchase price of $2,000,000.

On March 3, 2020, the Company entered into a binding term sheet (the “AMRE Term Sheet”) with LiquidValue Asset Management Pte Ltd (“LVAM”), AMRE Asset Management Inc. (“AAMI”) and American Medical REIT Inc. (“AMRE”), regarding a share subscription and loan arrangement. The AMRE Term Sheet sets out the terms of a proposed joint venture to establish a medical real estate investment trust in the United States. Pursuant to the AMRE Term Sheet, the Company subscribed for 5,250 ordinary shares of AAMI at a purchase price of $0.01 per share for total consideration of $52.50. Concurrently, AAMI issued 2,500 shares to LVAM, and 1,250 shares to AMRE Tennessee, LLC, AMRE’s executive management’s holding company. As a result, the Company holds 52.5% of the outstanding shares of AAMI, with LVAM and AMRE Tennessee, LLC, holding 35% and 12.5% of the remaining outstanding shares of AAMI, respectively. Further, pursuant to and in connection with the AMRE Term Sheet, on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE will issue the Company a promissory note for the principal amount of $800,000.00 (the “AMRE Note”). The AMRE Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum, and shall be payable in accordance with the terms set forth in the AMRE Note. The AMRE Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the AMRE Note, including the issuance of warrants as hereinafter described. As further incentive to enter into the AMRE Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “ANRE Warrants”). The AMRE Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the AMRE Warrant, and expire on March 3, 2024. Pursuant to the AMRE Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the AMRE Warrant shall be adjusted downward to 50% of the IPO price. The AMRE Warrant also grants piggyback registration rights to the Company as set forth in the AMRE Warrant. The parties to the AMRE Term Sheet, including AMRE Tennessee, LLC, also entered into a stockholders’ agreement dated as of March 3, 2020 (the “AMRE Stockholders’ Agreement”), regarding their ownership of AAMI’s common stock to regulate certain aspects of the relationship between the stockholders and provide for certain rights and obligations with respect to such ownership, as set forth in the AMRE Stockholders’ Agreement. LVAM is an 82% owned subsidiary of Alset Intl. whose Chief Executive Office and largest shareholder is Mr. Chan. Following the consummation of the transactions contemplated by the AMRE Term Sheet, Mr. Chan and Mr. Heuszel were appointed to the board of directors of AAMI.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical,, pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl (formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration of $50 million (Note 12). Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. Alset Intl CEO and largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Board and the largest shareholder of the Company.

As of March 31, 2020, the Company owned 83,174,129 ordinary shares of Alset International Limited (“Alset Intl”, formally Singapore eDevelopment Limited) a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited, at an exercise price of SGD$0.04 (US$0.029) per share and warrants to purchase an additional 44,005,182 ordinary shares at an exercise price of SGD$0.04 (US$0.029) per share. On June 25, 2020, the Company exercised those warrants bringing its total ownership to 127,179,311 shares or approximately 7% of the outstanding shares of Alset Intl as of December 31, 2020. Historically and through June 30, 2020, the Company carried its investment in Alset Intl at cost, less impairments under the measurement alternative in ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. During the third quarter of 2020, the Company determined that the investments had a readily determinable fair value based on the volume of shares traded on the Singapore Exchange which evidences a ready market for shares, as well as a consistent and observable market price. Accordingly, this investment is now classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2020 was approximately $6,830,000 and during the year ended December 31, 2020 the Company recorded unrealized gains on this investment of approximately $3,384,200.

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

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was no activity for the twelve-months ended December 31, 2020

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMICI”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. This investment is valued at cost as it does not have a readily determined fair value.

BMICI is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and Mr. Sassuan Lee, an independent board member of the Company, also have ownership interest in this joint venture.

As of December 31, 2020, the Company held 64,207,378 class A common shares equating to a 32.2% ownership interest in SHRG and had recorded unrealized gains on marketable securities of approximately $6.1 million for the twelve-months then ended. As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9.5 million, which represents primarily intangible assets in the form of customer and distributor lists and goodwill arising from acquisitions. The Company is still in the process of valuing the intangible assets as of December 31, 2020 and no amortization has been recorded during the period ended December 31, 2020. The aggregate fair value of the Company’s investment in SHRG at December 31, 2020 was approximately $14,774,000. DSS, via four (4) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. JT Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), Mr. Sassuan “Sam” Lee, DSS Independent Director (joined the SHRG Board effective September 29, 2020) and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for audit and review services for the fiscal years ended December 31, 2020 and 2019 were approximately $370,000 and $154,600, respectively.

Audit Related Fees

The aggregate fees billed for audit related services by our principal accountant, Freed Maxick CPAs, P.C., pertaining to comfort letter related to our registered offering during the years, consents for related registration statements and the audit of the Company’s employee benefit plan and review of the stand-alone financial statements for one of the Company’s subsidiaries, for the years ended December 31, 2020 and 2019 were approximately $98,000 and $51,450, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2020 and 2019 were approximately $30,000 and $29,500 respectively.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2020 and 2019.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).
3.2	Fourth Amended and Restated By-laws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated June 22, 2018).
3.3	Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated August 27, 2020).
3.4	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated November 6, 2020).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.2	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.3	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).
10.4	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).
10.5	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).
10.6	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).

10.7	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.30 to Form 10-K dated March 28, 2017).
10.8	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.31 to Form 10-K dated March 28, 2017).
10.9	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016 (incorporated by reference to exhibit 10.32 to Form 10-K dated March 28, 2017).
10.10	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated September 6, 2017).
10.11	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated September 6, 2017).
10.12	Securities Exchange Agreement, dated September 12, 2017, between Document Security Systems, Inc. and Hengfai Business Development Pte. Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated September 15, 2017).
10.13	2021 Employment Agreement entered by and between the Company and Frank Heuszel on November 13, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 19, 2020).
10.14	2020 Amendment entered by and between the Company and Frank Heuszel on November 13, 2020
10.15	Executive Employment Agreement with Mr. Jason Grady (incorporated by reference to exhibit 10.2 to Form 10-Q dated November 13, 2019).
10.16	Executive Employment Agreement with Mr. Heng Fai Ambrose Chan (incorporated by reference to exhibit 10.3 to Form 10-Q dated November 13, 2019).
10.17	2020 Amendment entered by and among the Company, DSS Cyber Security Pte. Ltd. and Heng Fai Chan on November 19, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 25, 2020).
10.18	2020 Employee, Director and Consultant Equity Incentive Plan *
10.19	Term Sheet dated March 3, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 6, 2020).
10.20	Promissory Note dated March 3, 2020 (incorporated by reference to exhibit 10.2 to Form 8-K dated March 6, 2020).
10.21	Form of Warrant (incorporated by reference to exhibit 10.3 to Form 8-K dated March 6, 2020).
10.22	Stockholder Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated March 6, 2020).
10.23	Term Sheet dated March 12, 2020*
10.24	Share Exchange Agreement dated as of April 27, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 1, 2020.
10.25	Underwriting Agreement, dated June 16, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated June 19, 2020).
10.26	Underwriting Agreement, dated July 1, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 1, 2020).
10.27	Underwriting Agreement, dated July 28, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 31, 2020).
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

March 31, 2021	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

March 31, 2021	By:	/s/ Todd D. Macko
Todd D. Macko
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2021	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

March 31, 2021	By:	/s/ Todd D. Macko
Todd D. Macko
Interim Chief Financial Officer

March 31, 2021	By:	/s/ Jason Grady
Jason Grady Chief Operating Officer

March 31, 2021	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

March 31, 2021	By:	/s/ John “JT” Thatch
John Thatch Director

March 31, 2021	By:	/s/ José Escudero
Jose Escudero Director

March 31, 2021	By:	/s/ Sassuan (Samson) Lee
Sassuan Lee Director

March 31, 2021	By:	/s/ Wah Wai Lowell Lo
Lowell Wai Wah Director

March 31, 2021	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

March 31, 2021	By:	/s/ Wai Leung William Wu
William Wu Director

