Form 10-Q
period 2021-03-31
DOCUMENT SECURITY SYSTEMS INC
filed 2021-05-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______ .

001-32146
Commission file number

DOCUMENT SECURITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other Jurisdiction of incorporation- or Organization)	(IRS Employer Identification No.)

6 Framark Drive
Victor, NY 14564
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

As of May 7, 2021, there were 27,670,125 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$52,061,000	$5,226,000
Accounts receivable, net	3,806,000	3,910,000
Inventory	2,556,000	1,955,000
Prepaid expenses and other current assets	1,451,000	1,359,000
Total current assets	59,874,000	12,450,000

Property, plant and equipment, net	4,079,000	4,146,000
Other investments	5,134,000	1,788,000
Investment, equity method	11,655,000	12,234,000
Marketable securities	10,085,000	9,136,000
Notes receivable	1,543,000	537,000
Non-current assets held for sale - discontinued operations	-	744,000
Other assets	338,000	384,000
Right-of-use assets	156,000	182,000
Goodwill	26,862,000	26,862,000
Other intangible assets, net	23,077,000	23,456,000
Total assets	$142,803,000	$91,919,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,248,000	$1,482,000
Accrued expenses and deferred revenue	1,798,000	5,270,000
Other current liabilities	658,000	1,435,000
Current Liabilities held for sale - discontinued operations	-	240,000
Current portion of lease liability	138,000	167,000
Current portion of long-term debt, net	498,000	278,000
Total current liabilities	4,340,000	8,872,000

Long-term debt, net	1,661,000	1,976,000
Long term lease liability	18,000	15,000
Non-current liabilities held for sale - discontinued operations	-	505,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	2,661,000	3,499,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, 43,000 shares issued and outstanding (43,000 on December 31, 2020); Liquidation value $1,000 per share, $43,000,000 aggregate.	1,000	1,000
Common stock, $.02 par value; 200,000,000 shares authorized, 27,670,000 shares issued and outstanding (5,836,000 on December 31, 2020)	552,000	116,000
Additional paid-in capital	235,027,000	174,380,000
Non-controlling interest in subsidiary	3,399,000	3,430,000
Accumulated deficit	(105,363,000)	(101,382,000)
Total stockholders’ equity	133,616,000	76,545,000

Total liabilities and stockholders’ equity	$142,803,000	$91,919,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2021
	2021	2020
Revenue:
Printed products	$3,846,000	$3,169,000
Technology sales, services and licensing	489,000	479,000
Direct marketing	608,000	573,000
Total revenue	4,943,000	4,221,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	3,353,000	2,641,000
Selling, general and administrative (including stock based compensation)	4,301,000	2,194,000
Depreciation and amortization	518,000	303,000
Total costs and expenses	8,172,000	5,138,000

Operating loss	(3,229,000)	(917,000)

Other income (expense):
Interest income	52,000	24,000
Interest expense	(20,000)	(31,000)
Gain on extinguishment of debt	116,000	-
(Loss) gain on investments	(1,076,000)	4,000
Loss on equity method investment	(579,000)	-
Loss from continuing operations before income taxes	(4,736,000)	(920,000)

Income tax benefit	838,000	-
Loss from continuing operations	(3,898,000)	(920,000)
Loss from discontinued operations	(114,000)	(1,046,000)
Net loss	(4,012,000)	(1,966,000)

Loss from continuing operations attributed to noncontrolling interest	31,000	67,000

Net loss attributable to common stockholders	(3,981,000)	(1,899,000)

Loss per common share - continuing operations:
Basic	$(0.20)	$(1.28)
Diluted	$(0.20)	$(1.28)

Loss per common share - discontinued operations:
Basic	$(0.01)	$(0.68)
Diluted	$(0.01)	$(0.68)

Shares used in computing loss per common share:
Basic	19,432,831	1,539,052
Diluted	19,432,831	1,539,052

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(3,898,000)	$(920,000)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	518,000	303,000
Stock based compensation	15,000	90,000
Loss on equity method investment	579,000	-
Loss (gain) on investments	1,076,000	(4,000)
Gain on extinguishment of debt	(116,000)	-
Deferred tax benefit	(838,000)	-
Decrease (increase) in assets:
Accounts receivable, net	90,000	284,000
Inventory	(601,000)	(29,000)
Prepaid expenses and other current assets	(92,000)	(30,000)
Other assets	(382,000)	(129,000)
Increase (decrease) in liabilities:
Accounts payable	106,000	11,000
Accrued expenses	(3,472,000)	(157,000)
Other liabilities	(778,000)	-
Net cash used by operating activities	(7,793,000)	(581,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(72,000)	(68,000)
Purchase of investment	(3,230,000)	-
Purchase of marketable securities	(4,329,000)	(566,000)
Sale of marketable securities	2,188,000	-
Note receivable investment	(1,006,000)	(462,000)
Net cash used by investing activities	(6,449,000)	(1,096,000)

Cash flows from financing activities:
Payments of long-term debt	(89,000)	(88,000)
Borrowings of long-term debt	110,000	200,000
Borrowings from lines of credit, net	-	300,000
Issuances of common stock, net of issuance costs	61,068,000	3,929,000
Net cash provided by financing activities	61,089,000	4,341,000

Cash flows from discontinued operations:
Cash (used) provide by operations	(12,000)	112,000
Cash used by investing activities	-	(37,000)
Cash provided by financing activities	-	(33,000)
Net cash (used) provided by discontinued operations	(12,000)	42,000

Net increase in cash	46,835,000	2,706,000
Cash and cash equivalents at beginning of period	5,226,000	1,096,000

Cash and cash equivalents at end of period	$52,061,000	$3,802,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

					Additional	Non- controlling
	Common Stock		Preferred Stock		Paid-in	Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subsidiary	Deficit	Total

Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$3,430,000	$(101,382,000)	$76,545,000

Issuance of common stock, net	21,834,000	436,000	-	-	60,632,000	-	-	61,068,000
Stock based payments, net of tax effect	-	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	(31,000)	(3,981,000)	(4,012,000)
Balance, March 31, 2021	27,670,000	$552,000	43,000	$1,000	$235,027,000	$3,399,000	$(105,363,000)	$133,616,000

Balance, December 31, 2019	1,206,000	$24,000	-	-	$115,560,000	-	$(103,281,000)	$12,303,000

Issuance of common stock, net	863,000	18,000	-	-	4,036,000	-	-	4,054,000
Stock based payments, net of tax effect	-	-	-	-	28,000	-	-	28,000
Net loss	-	-	-	-	-	(67,000)	(1,900,000)	(1,967,000)
Balance, March 31, 2020	2,069,000	$42,000	-	$-	$119,624,000	$(67,000)	$(105,181,000)	$14,418,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company of DSS”) operates eight (8) business lines through eight (8) DSS subsidiaries located around the globe.

Of the eight subsidiaries, three of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (“Premier Packaging”), (2) DSS Digital Inc., and its subsidiaries (“Digital Group”), and (3) DSS Technology Management, Inc. (“IP Technology”). Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions designed to provide functionality, marketability, and sustainability to product packaging while providing counterfeit protection and consumer engagement platform. Digital Group researches, develops, markets, and sells the Company’s digital products worldwide. As an industry leader in brand authentication services, our solutions leverage functional anti-counterfeiting features and cutting-edge technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing. Digital’s primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. IP Technology Management Inc., manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. In 2020, under its (4) Decentralize Sharing Systems, Inc. subsidiary, created a fourth business segment, Direct Marketing/Online Sales Group (“Direct”). This group provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing.

In addition to the four subsidiaries listed above DSS has created four new, wholly owned subsidiaries. (5) DSS Blockchain Security, Inc., a Nevada corporation, specializes in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (6) DSS Securities, Inc., a Nevada corporation, has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses. (7) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the bio-health and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (8) DSS Secure Living, Inc., a Nevada Corporation, develops top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. Aside from Decentralized Sharing Systems, Inc. the activity in the these newly created subsidiaries have been minimal or in various start-up or organizational phases.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact BioMedical”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth Security, Inc. (“DSS BioHealth”), Alset International Limited (formally Singapore eDevelopment Ltd.), and Global Biomedical Pte Ltd. (“GBM”), which was previously approved by the Company’s shareholders (the “Share Exchange”). Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary (see Note 5).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments considered necessary for their fair presentation in accordance with U.S. GAAP. All significant intercompany transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results expected for the full year. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

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

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the quarter ended March 31, 2021 have been reclassified to conform to current year presentation.

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

Related Party Liabilities - The Company’s HWH World, Inc subsidiary has a service agreement with HWH Korea, a subsidiary of Alset International Limited (“Alset Intl.”) (formally Singapore eDevelopment Limited). The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The Company also owns approximately 127,179,000 shares of Alset Intl, a company publicly listed on the Singapore Exchange Limited. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them for a fee of 2.5% of amounts collected. As of March 31, 2021, the Company has collected approximately $246,000 as compared to $1,100,000 as of December 31, 2020 on behalf of HWH Korea. The amount of $912,000 was remitted to HWH Korea, net of fees and other expenses, in the first quarter of 2021. The related party liability of approximately $246,000 is included in “Other current liabilities” on the accompanying consolidated balance sheets. There were no amounts outstanding to this related party at March 31, 2020. In connection with

Business Combinations - Business combinations and non-controlling interests are recorded in accordance with FASB ASC 805 Business Combinations. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition and all acquisition costs are expensed as incurred. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. The application of business combination accounting requires the use of significant estimates and assumptions. See Note 5 regarding the acquisitions in 2020.

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly-owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held For Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations as Loss from Discontinued Operations. See Note 11.

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

During 2021, two customers accounted for 40% of our consolidated revenue. As of March 31, 2021, these two customers accounted for 65% of our consolidated trade accounts receivable balance. As of March 31, 2020, these two customers accounted for 39% of our consolidated revenue and 59% of our consolidated trade accounts receivable balance.

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

Impact of COVID-19 Outbreak - The COVID-19 pandemic has created global economic turmoil and has potentially permanently impacted how many businesses operate and how individuals will socialize and shop in the future. We continue to feel the effect of the COVID-19 business shutdowns and consumer stay-at-home protections. But the effect of the economic shutdown has impacted our business lines differently, some more severely than others. In most cases, we believe the negative economic trends and reduced sales will recover over time. However, management determined that one of its business lines, DSS Plastics, had been, and would continue to be, more severely impacted by the pandemic than our other divisions, and we did not believe this was a short-term phenomenon. We expected that this business would be permanently impacted because we believe that both consumer and corporate future travel habits will be negatively impacted and, as a result, use of hotel access cards will be diminished. We believe that conventions and sporting events will be fewer and smaller in attendance, and therefore demand for our card identification products would be reduced. Further, we believe that physical security cards and individual IDs will be replaced by more digital and optical technologies. As a result, management decided to fully impair its goodwill related to DSS Plastics during the first quarter 2020, and to exit this business line. The impact of this decision in our first quarter 2020 earnings was an impairment of approximately $685,000 included in loss from discontinued operations. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

2. Revenue

The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company also derives revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize the Company’s technology, or on a per item usage of the technology on the customers’ printed products. The Company recognizes license revenue at the time it is reported by the licensee. From time to time, the Company generates license revenues through litigation settlements. For these, the Company recognizes revenue upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met . The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of March 31, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2021, the Company established a reserve for doubtful accounts of approximately $42,000 ($25,000 – December 31, 2020). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2021.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 14 for disaggregated revenue information.

3. Notes Receivable

Century TBD Holdings, LLC

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of March 31, 2021 and December 31, 2020, this TBD Note had outstanding principal and interest of approximately $537,000. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”). and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement is expected to be finalized sometime during the second quarter of 2021.

GSX Group Limited

On February 8, 2021, the Company entered into a convertible promissory note (“GSX Note”) with GSX Group Limited (“GSX”), a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from date of issuance. The GSX Note shall be converted, at the Company’s option, into shares of GSX at the conversion price of $1.05 per share.

RBC Life Sciences, Inc.

On October 9, 2019 and November 11, 2019, the Company’s subsidiary Decentralized Sharing Systems, Inc. entered into two, separate on demand, secured, convertible notes with RBC Life Sciences, Inc. (RBC), a Nevada corporation. The first Note, dated October 9th, lent the principal sum of $200,000 which accrued at a non-default interest rate of 6% with a scheduled maturity date of November 11, 2019 (“Note #1) This Note #1 also contains an “Optional Conversion” clause that allows the Company at any time, before or after the occurrence of an event of default, at its option, to convert the outstanding principal amount, plus accrued interest into a number of newly issued shares of its common stock equal to 75% of the total shares common stock that will be outstanding upon such conversion at a fully-diluted basis. Note #1 was also secured by and among other things a first lien on all of the assets of RBC and its subsidiaries, and was guaranteed by its subsidiary, RBC Life Sciences USA, Inc.

The second note (Note #2) dated November 11, 2019, established a secured, convertible, revolving line of credit to RBC up to an aggregate principal sum of $800,000, funded at the sole discretion of lender, and accruing at annual non-default interest rate of 10% with a scheduled maturity date of November 11, 2024, payable to Decentralized Sharing Systems, Inc.’s wholly owned subsidiary, HWH World, Inc. Accrued interest on the outstanding principal balance was scheduled to be paid monthly commencing on December 25, 2019. Further, any amount of principal repaid during the term of the note was allowed to be re-advanced at any time prior to the earlier of the acceleration of note to maturity or its maturity date. This note also contains an “Optional Conversion” feature that allows the Company, at any time, before or after the occurrence of an event of default, at its option, to convert the outstanding principal balance, plus accrued interest into a number of newly issued shares of its common stock equal to 100% of the outstanding shares of common stock of RBC’s direct and indirect subsidiaries. This Note #2 was also secured by a second lien on all of the assets of RBC, behind the first lien securing Note #1, and a first lien on all of the assets of RBC’s multiple subsidiaries and the full guarantee of these subsidiaries. Advances of approximately $518,000 were made during 2020 under this note.

On January 24, 2020, as a result of the borrower’s default on Note #1, Decentralized Sharing Systems, Inc. made demand for repayment of the outstanding balance of the Note #1. In partial resolution, Decentralized Sharing Systems, Inc and RBC agreed to accept and tender, respectively, pursuant to the Uniform Commercial Code Article 9, collateral in partial satisfaction of debt under the terms of Note #1. The Company chose to not exercise its option convert the outstanding principal and interest into equity, but instead elected to accept this specific collateral. On February 7, 2020, RBC agreed to the deed-in-lieu of specific assets in satisfaction of part of the amount owing under Note #1.

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

During the second quarter of 2020, the Company completed its evaluation of the assets acquired through foreclosure of Note #1 and #2 above and determined the value received supported the recoverability of the carrying value of the two notes. In accordance with ASC 310 Receivables Goodwill and Other, the assets value will be recorded at the carrying value of the debt, allocated based on the value identified. The carrying values of Note #1 and Note #2 were reclassed as property, plant, and equipment and other intangible assets in the amounts of $201,000 and $637,000 respectively within the accompanying financial statements. These amounts are being depreciated and amortized over their useful lives. The Company is currently a defendant in a lawsuit brought against it for unjust enrichment and fraudulent transfer under Texas Uniform Fraudulent Transfer Act. See Note 9 for further details on related litigation.

4. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and cash equivalents and marketable securities by significant investment category as of March 31, 2021 and December 31, 2020:

	2021
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Investments
Cash and cash equivalents	$20,140,000	$-	$20,140,000	$20,140,000	$-	$-
Level 1		-
Money Market Funds	31,921,000	-	31,921,000	31,921,000	-	-
Marketable Securities	7,769,000	2,316,000	10,085,000	-	10,085,000	-
Level 2
Warrants	700,000	471,000	1,171,000	-	-	1,171,000
Total	$60,530,000	$2,787,000	$63,317,000	$52,061,000	$10,085,000	$1,171,000

13

	2020
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Investment
Cash and cash equivalents	$1,733,000	$-	$1,733,000	$1,733,000	$-	$-
Level 1
Money Market Funds	3,493,000	-	3,493,000	3,493,000	-	-
Marketable Securities	5,641,000	3,495,000	9,136,000	-	9,136,000	-
Level 2
Warrants	700,000	356,000	1,056,000	-	-	1,056,000
Total	$11,567,000	$3,851,000	$15,418,000	$5,226,000	$9,136,000	$1,056,000

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

5. Business Combination

American Medical REIT Inc.

On March 3, 2020, the Company, via its subsidiary DSS Securities, entered into a share subscription agreement and loan arrangement with LiquidValue Asset Management Pte Ltd., AMRE Asset Management, Inc. and American Medical REIT Inc. under which it acquired a 52.5% controlling ownership interest in AMRE Asset Management Inc. (“AAMI”) which currently has a 93% equity interest in American Medical REIT Inc. (“AMRE”). AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulate investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. AMRE is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide. AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. As of March 31, 2021, AAMI has yet to generate any revenue.

Further, pursuant to and in connection with the Term Sheet, effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of March 31, 2021, this Note had outstanding principal and interest of approximately $844,000. Upon consolidation this Note is eliminated. AMRE entered into a $200,000 unsecured promissory note with LVAM. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. See Note 7 for further details.

U.S. GAAP requires that for each business combination, one of the combining entities shall be identified as the acquirer, and the existence of a controlling financial interest shall be used to identify the acquirer in a business combination. The Company has determined that its aforementioned 52.5% equity interest in AAMI provides existence of a controlling financial interest and has concluded to account for this transaction in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). During the three months ended March 31, 2021, AMRE had net losses of $58,000 of which $22,000 is attributable to the non-controlling interest. AAMI does not qualify for a separate reporting segment and is included in Corporate (see Note 14).

Impact BioMedical, Inc.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl (formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration of $50 million to acquire 100% of the outstanding shares of Impact. The acquisition was done to add assets and a foundation of products with international market opportunities and demand, and which can be structured into long- term scalable, reoccurring license revenue within the DSS BioHealth line of business. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company incurred approximately $295,000 in cost associated with the acquisition of Impact which were recorded as general and administrative expenses. As a result of the Share Exchange, Impact is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary and operating results of the acquisition will be included in the Company’s financial statements beginning August 21, 2020. Impact BioMedical has several subsidiaries that are not wholly owned by Impact, and have an ownership percentage ranging from 63.6% to 100%. During the three months ended March 31, 2021, Impact has incurred approximately $420,000 of cost have been incurred, of which $9,000 of cost incurred is attributable to non-controlling interest. Although Impact historically, and to date has not generated any revenues, the acquisition of Impact meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

6. Investments

Alset International Limited (formally Singapore eDevelopment Limited)

The Company owns 127,179,311 shares or approximately 7% of the outstanding shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited as of March 31, 2021 and December 31, 2020. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2021 and December 31, 2020 was approximately $5,863,000 and $6,830,000 respectively, and during the three months ended March 31, 2021 the Company recorded unrealized loss on this investment of approximately $967,000.

Sharing Services Global Corp. (“SHRG”)

As of and through June 30, 2020, the Company classified its investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, as detailed below, the Company obtained greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. The Company currently accounts for its investment in SHRG using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations.

On July 22, 2020, Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors, assigned a Stock Purchase and Share Subscription Agreement by and between Mr. Chan and SHRG, pursuant to which the Company purchased 30,000,000 shares of Class A common stock and 10,000,000 warrants to purchase Class A common stock for $3 million, causing the Company’s ownership in SHRG to exceed 20%. The warrants have an average exercise price of $0.20, immediately vested and may be exercised at any time commencing on the date of issuance and ending three year from such date. As of the date of issuance the warrants the consideration paid allocated to the warrants amounted to approximately $700,000. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through net income. These warrants have been recorded at the fair market value of $1,171,000 as of March 31, 2021 as compared to $1,056,000 at December 31, 2020 on the Company’s consolidated balance sheet and are included in “other investments” with the increase representing an unrealized gain of $116,000 during the three months ended March 31, 2021. These shares and warrants are also subject to a one-year trading restriction pursuant to the terms of a Lock-Up Agreement entered into between Mr. Chan and the Company and assigned to the Company.

As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9.2 million, which represents primarily intangible assets in the form of customer and distributor lists and goodwill arising from acquisitions. The Company is still in the process of valuing the intangible assets and goodwill as of March 31, 2021 and no amortization has been recorded during the period ended March 31, 2021. As of March 31, 2021, the Company held 64,207,378 class A common shares equating to a 40.2% ownership interest in SHRG. Due to the difference in fiscal year ends between the two companies, DSS has elected to recognize its portion of SHRG’s earnings and losses on a quarter lag basis and utilized SHRG’s three-month ended January 31, 2021 reported results to recognize a loss on the equity method investment of approximately $579,000. The aggregate fair value of the Company’s investment in SHRG at March 31, 2021 was approximately $16,052,000. The following table represents SHRG operating results for the nine-months ended January 31, 2021:

Net sales	$55,642,560
Gross profit	$39,948,960
Operating loss	$(93,872)
Loss before income taxes	$(290,965)
Income tax provision	$391,749
Net loss	$(682,714)

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

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended March 31, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net income in BMIC during the three months ended March 31, 2021 was not significant.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in this joint venture.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the three months ended March 31, 2021.

BioMed Technologies Asia Pacific Holdings Limited

On December 19, 2020, Impact BioMedical, a wholly-owned subsidiary of the Company, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $630,000. The Subscription Agreement provides, among other things, the Company has the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment is valued at cost as it does not have a readily determined fair value.

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

Vivacitas Oncology, Inc.

On March 15, 2021, the Company, through one of its subsidiaries, entered into a Stock Purchase Agreement (the “Agreement”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. This option will terminate upon one of the following events: (i) The Seller’s board of directors cancels this option because it is no longer in the best interest of the Company; (ii) December 31, 2021; or (iii) the date on which the Seller receives more than $1.00 per share of the Company’s common stock in a private placement with gross proceeds of $500,000. Under the terms of the Agreement, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”) to purchase from the Seller’s its wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805.  IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. As a result of these two transactions, the Company will have an approximate 15.7% equity position in Vivacitas. The Sellers largest shareholder is Mr. Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors and its largest shareholder.

7. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (2.1% as of March 31, 2021). This revolving line of credit was renewed and has a maturity date of May 31, 2021 and is renewable annually. As of March 31, 2021 and December 31, 2020 the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of March 31, 2021 and December 31, 2020, the Term Note had a balance of $741,000 and $771,000 respectively. The Company pays a monthly amount of $13,000 in principal and interest.

Equipment Line of Credit - On July 31, 2020, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $900,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. As of March 31, 2021 and December 31, 2020, the loan had a balance of $0 and Premier Packaging still has available $900,000 for equipment borrowings.

Promissory Notes - On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. As of March 31, 2021 and December 31, 2020, the new, consolidated Promissory Note had a balance of $1,090,000 and $1,100,000 respectively.

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2020, Premier Packaging was in compliance with the annual covenants.

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAM. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As of December 31, 2020, accrued interest is included in the outstanding balance. If not paid sooner, the entire unpaid principal balance is due in full on March 2, 2022. As further incentive to enter into this Note, AMRE granted LVAM warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). The value of the warrants is not considered to be material. The holder is a related party owned by the Chairman of the Company’s board of directors. As of March 31, 2021, the new promissory note, inclusive of unpaid interest, had a balance of $218,000.

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

8. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2021, the remaining lease terms on our operating leases range from less than one to two years. DSS Plastics Group which finalized the sale of its assets on August 14, 2020 is not included in the lease liability calculation (see Note 11). Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2021.

Future minimum lease payments as of March 31, 2021 are as follows:

Maturity of Lease Liability
		Totals
	2021	132,000
	2022	18,000
	2023	4,000
	2024	4,000
	2025	4,000
	2026	2,000
	Total lease payments	164,000
	Less: Imputed Interest	(8,000)
	Present value of remaining lease payments	$156,000

	Current	$138,000
	Noncurrent	$18,000

	Weighted-average remaining lease term (years)	0.9

	Weighted-average discount rate	4.04%

9. Commitments and Contingencies

The Apple Litigation

On November 26, 2013, DSSTM filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” On March 10, 2020, DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570. On April 27, 2021, the Court of Appeals heard oral argument, and on April 30, 2021, the Court affirmed the District Court’s judgment. The Company is currently evaluating its options for further proceedings on appeal.

On March 10, 2020 DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570. On April 27, 2021, the Court of Appeals heard oral argument, and on April 30, 2021, the Court affirmed the District Court’s judgment. The Company is currently evaluating its options for further proceedings on appeal.

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

Additionally, on March 2, 2020 DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York where it was assigned Case No. 6:20-cv-06265-EAW. Mr. Ronaldi filed a motion seeking to compel DSS to advance his legal fees to defend the action, which motion was fully briefed as of June 30, 2020 and remains pending and undecided. On March 16, 2021 the Western District of New York granted Mr. Ronaldi’s motion to have his defense costs advanced to him during the pendency of the action as they are incurred. On March 26, 2021 Mr. Ronaldi applied to the court for reimbursement of $160,896.25 in legal fees. The Company has objected to the size of that bill as it was based on out-of-town billing rates and the result of an excessive number of hours spent on litigation. The parties now engaged in discovery, awaiting a decision on the Company’s objection to Mr. Ronaldi’s fee application and will engage in court-ordered mediation no later than June 30, 2021.

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

On March 30, 2021, Defendants DSS, Decentralized, HWH, RBC Life International Inc., and Heuszel filed their Motion to Dismiss the RICO, unjust enrichment, and exemplary damages claims against them, and the TUFTA claim against DSS and RBC Life International, Inc. On May 4, 2021, Maiden filed its Response and Supporting Brief in Opposition to the Motion to Dismiss. A Reply Brief must be filed by May 18, 2021. The pretrial deadlines and tentative trial date will be set by the Court after a ruling on the Motion to Dismiss and following a customary status conference.

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

10. Stockholders’ Equity

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

In connection with the Share Exchange for Impact BioMedical described in Note 5, on August 18, 2020, the Company filed a Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of the Company, including 47,000 shares of Preferred Stock, with a par value of $0.02, of which 47,000 shares were designated Series A Preferred Stock. The Certificate of Amendment, the form of which was previously disclosed in a Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on July 14, 2020. As described in Note 5, this transaction is a related party transaction.

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

On January 19, 2021, the Company entered into an underwriting agreement, as amended by Amendment No. 1 effective as of January 19, 2021 (the “Jan. 2021 Underwriting Agreement”), with Aegis Capital Corp., as representative of the underwriters, which provided for the issuance and sale by the Company and the purchase by the underwriters, in a firm commitment underwritten public offering (the “Jan. 2021 Offering”), of 6,666,666 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Jan. 2021 Underwriting Agreement, the shares were offered in a public offering at a price of $3.60 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 1,000,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Jan. 2021 Offering. This overallotment was exercised in full. The net offering proceeds to the Company from the Jan. 2021 Offering are approximately $24.9 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses

On February 4, 2021, the Company entered into an underwriting agreement (the “Feb. 2021 Underwriting Agreement”) with Aegis Capital Corp., as representative of the underwriters named therein, which provided for the issuance and sale by the Company and the purchase by the underwriters, in a firm commitment underwritten public offering (the “Feb. 2021 Offering”), of 12,319,346 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Feb. 2021 Underwriting Agreement, the shares were sold at a public offering price of $2.80 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 1,847,901 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Feb. 2021 Offering, which over-allotment option was exercised in full on February 9, 2021. The net offering proceeds to the Company from the Feb. 2021 Offering are approximately $36.14 million, including the exercise of the underwriter’s over-allotment option, and after deducting estimated underwriting discounts and commissions and other estimated offering expenses.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2021, the Company had stock compensation expense of approximately $15,000 or less than $.01 basic and diluted loss per share for the three months ended March 31, 2021($90,000 or less than $.06 basic and diluted loss per share - March 31, 2020).

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

On June 4, 2020, the Company entered into an agreement with an investor relations firm to provide services over a 14-month period in exchange for 21,000 shares of common stock. The shares were issued on the date of the agreement and were valued by the Company at $210,000. The value assigned to the shares is included in other assets on the accompanying consolidated balance sheets and will be expensed into marketing expense as it is earned.

On September 23, 2020, by written consent of the Chief Executive Officer and the Chairman of the board, the Company issued individual stock grants of the Company’s common stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan, to a consultant of the Company in the amount of 20,000 shares, at $4.48 per share which were immediately vested.

11. Discontinued Operations

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

The consideration paid to the Company under the Asset Purchase Agreement for the sale of the assets included a one-time cash payment of $683,000 and an additional contingent earn-out payment of an aggregate amount of up to $517,000 based on future quarterly gross revenue of the business to be conducted by the buyer with the sold assets. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable which did not occur during the twelve-months ended December 31, 2020. As of December 31, 2020, the Company has recognized $390,000 of this earn out in Loss from Discontinued Operations. The net effect of all assets disposed of is a net loss of $111,000 These amounts are included in Loss from Discontinued Operations. Included in its Right-of-use assets is the lease of the Company’s facility in Brisbane, Ca. In April 2021, the Company terminated this lease with the landlord effective March 31, 2021 and therefore, wrote off the asset and corresponding liability associated with the lease at March 31, 2021.

12. Income Taxes

Our effective tax rate for the three-month periods ended March 31, 2021 was 18.8%. There was no tax provision for March 31, 2020 due to the expected tax benefit from net operating losses (NOLs) being fully offset by an increase in the valuation allowance.

As of December 31, 2020, the Company has domestic net operating loss (“NOL”) carryforwards of approximately $56.7 million. The utilization of these NOLs is limited under Sec. 382 of the Internal Revenue Code. A valuation allowance has been recorded to reduce the deferred tax asset to the expected realizable amount, leaving $2.9 million available for use.

As of March 31, 2021, no benefit for losses incurred by our foreign subsidiaries have been recorded as those losses are not anticipated to provide any tax benefits in future periods.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2021 and December 31, 2020.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  At March 31, 2021, there are no ongoing income tax audits.

13. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three months ended March 31, 2021 and 2020:

	2021	2020

Cash paid for interest	$20,000	$31,000

Non-cash investing and financing activities:
Termination of right of use lease asset	$(744,000)	$—
Termination of right of use lease liability	$744,000	$—
Satisfaction of accrued expenses with issuance of common stock	$—	$114,000

14. Segment Information

The Company’s eight businesses lines are organized, managed and internally reported as four operating segments. One of these operating segments, Premier Packaging, is the Company’s packaging and security printing group. Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. A second, BioHealth Group, invests in, or acquires companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. The BioHealth Group is also targeting unmet, urgent medical needs. A third operating segment, Digital Group, researches, develops, markets, and sells the Company’s digital products worldwide. As an industry leader in brand authentication services, our solutions leverage functional anti-counterfeiting features and cutting-edge technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing. Digital’s primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions (subsequent to March 31, 2021, this segment will be discontinued as the Company’s subsidiary DSS Digital, which constitutes the majority of the activity in this segment was disposed of See Note 15). The fourth segment, Direct Marketing/Online Sales Group, provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe.

Our segment structure presented below represents a change from the prior year for the inclusion of our BioHealth Group and the removal of our Plastics segment and IP Technology Management segment as the Plastics segment was discontinued in 2020 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the three months ended March 31, 2021 and 2020 below. Also, the investment in SHRG, recorded in the Corporate segment at December 31, 2020 is accounted for in the Direct Marketing segment for the three months ended March 31, 2021. Each of our segments employs consistent accounting policies.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2021 and 2020 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2021	Packaging and Printing	Digital	Direct Marketing	Biohealth Group	Corporate	Total
Revenue	$3,846,000	$489,000	$608,000	$-	$-	$4,943,000
Depreciation and amortization	116,000	10,000	44,000	278,000	70,000	518,000
Interest expense	19,000	-	-	-	1,000	20,000
Stock based compensation	1,000	8,000	-	-	6,000	15,000
Net income (loss) from continuing operations	218,000	54,000	(1,799,000)	(698,000)	(1,673,000)	(3,898,000)
Capital expenditures	66,000	-	6,000	-	-	72,000
Identifiable assets	22,567,000	980,000	18,892,000	51,158,000	49,206,000	142,803,000

Three Months Ended March 31,2020	Packaging and Printing	Digital	Direct Marketing	Biohealth Group	Corporate	Total
Revenue	$3,158,000	$490,000	$573,000	$-	$-	$4,221,000
Depreciation and amortization	223,000	9,000	-	-	71,000	303,000
Interest expense	27,000	4,000	-	-	-	31,000
Stock based compensation	4,000	20,000	-	-	66,000	90,000
Net income (loss) from continuing operations	22,000	(46,000)	204,000	-	(1,101,000)	(921,000)
Capital expenditures	63,000	4,000	-	-	1,000	68,000
Identifiable assets	10,626,000	757,000	865,000	-	7,093,000	19,341,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended March 31, 2021
Packaging Printing and Fabrication	$3,688,000
Commercial and Security Printing	158,000
Total Printed Products	$3,846,000

Three months ended March 30, 2020
Packaging Printing and Fabrication	$2,966,000
Commercial and Security Printing	203,000
Total Printed Products	$3,169,000

Technology Sales, Services and Licensing Revenue Information:

Three months ended March 31, 2021
Information Technology Sales and Services	$38,000
Digital Authentication Products and Services	367,000
Royalties from Licensees	84,000
Total Technology Sales, Services and Licensing	$489,000

Three months ended March 30, 2020
Information Technology Sales and Services	$11,000
Digital Authentication Products and Services	331,000
Royalties from Licensees	137,000
Total Technology Sales, Services and Licensing	$479,000

Direct Marketing

Three months ended March 31, 2021
Direct Marketing Internet Sales	$608,000
Total Direct Marketing	$608,000

Three months ended March 30, 2020
Direct Marketing Internet Sales	$573,000
Total Direct Marketing	$573,000

15. SUBSEQUENT EVENTS

On February 25, 2021, the Company entered into a binding letter of intent with Sharing Service Global Corporation (“SHRG), where the Company is to loan $30 million to SHRG in the form of a Convertible Promissory Note (the “SHRG Note”). This note is due on demand no later than 3 years from the date of issuance and accrues interest annual at 8% and contains a 10% origination fee. Both the first year’s interest and the origination fee are payable at closing in the form of SHRG shares at a conversion rate of $0.20 per share. All or a part of the outstanding SHRG Note balance can be converted at the sole discretion of DSS at a conversion rate of $0.20 per share. This Note also contains detachable warrants, exercisable at DSS’s option, of 150,000,000 shares of SHRG’s Class A common stock with an exercise price of $0.22.  The SHRG Note was executed and funded in April 2021.

On April 7, 2021, and affective March 31, 2021, the Company finalized an agreement to terminate its lease of its Plastics facility on Park Lane in Brisbane, California. Under the terms of the termination, the Company remitted $5,000 to the landlord and surrendered possession of the premises. In conjunction with this termination, the Company wrote of the remaining operating lease asset and liability associated with this facility. See Note 11 for further details on the discontinuation of this operation.

On April 5, 2021, Premier Packaging entered into an agreement to lease an approximate 101,250 square foot facility located at 275 Wiregrass Parkway, Henrietta, New York with at target commencement date of December 1, 2021. This lease expires twelve years and 3 months later. Base rents escalate from $61,000 in year one to $76,000 in year twelve. The lease contains two, five year renewal options as well as an option to purchase after year four.

On April 14, 2021, Premier Packaging entered into an agreement to sell its manufacturing facility at 6 Framark Dr, Victor, NY, for the purchase price of $2.1 million with an anticipated closing date of January 31, 2022.

On April 26, 2021, the Company’s wholly owned subsidiary Impact BioMedical, Inc., entered into term sheet with Puradigm LLC, a Nevada limited liability corporation, to advance $5 million in the form of a convertible promissory note (“Puradigm Note”). The Puradigm Note has a two year term with interest at 6.65% payable quarterly. All, or part of the Puradigm Note principal balance can be converted at the sole discretion of Impact BioMedical for up to 18% membership of Puradigm LLC.

On May 7, 2021, Document Security Systems, Inc. (the “Company”) completed the sale of 100% of the capital stock of DSS Digital Inc., the Company’s wholly-owned subsidiary (“DSS Digital”), to Proof Authentication Corporation (the “Buyer”) pursuant to a stock purchase agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Buyer purchased DSS Digital for a purchase price of $5,000,000, consisting of $3 million in cash; $1.5 million in potential earn-out if certain performance targets are met during an earn-out period commencing on the one-year anniversary of the closing and ending the day before the six-year of the closing; and $0.5 million in trade credit or license fee rebates. Included in the Consolidated Balance Sheet as of March 31, 2021 is approximately $790,000 of assets and $48,000 of liabilities for DSS Digital. Also, included in the Consolidated Statement of Operations for the three months ended March 31, 2021 for DSS Digital is net income of approximately $162,000.

On May 12, 2021, Premier Packaging entered into an agreement with Heidelberg USA, Inc. to purchase a new Heidelberg seven color offset press to support its expanding printing and packaging business. The net purchase price of the press approximates $3.2 million and has an anticipated delivery date of December 2021.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Except for the historical information contained herein, this report contains forward-looking statements (identified by words such as “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

On March 3, 2020, the Company, via its subsidiary DSS Securities, entered into a share subscription agreement and loan arrangement with LiquidValue Asset Management Pte Ltd., AMRE Asset Management, Inc. and American Medical REIT Inc. under which it acquired a 52.5% controlling ownership interest in AMRE Asset Management Inc. (“AAMI”) which currently has a 93% equity interest in American Medical REIT Inc. (“AMRE”). AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulate investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. AMRE is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide. AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. As of December 31, 2020, AAMI has yet to generate any revenue.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact BioMedical”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth Security, Inc. (“DSS BioHealth”), Alset International Limited (formally Singapore eDevelopment Ltd.), and Global Biomedical Pte Ltd. (“GBM”), which was previously approved by the Company’s shareholders (the “Share Exchange”). Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary.

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

The four reporting segments are as follows:

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

Digital Group: (“Digital”) Digital researches, develops, markets, and sells the Company’s digital products worldwide. As an industry leader in brand authentication services, our solutions leverage functional anti-counterfeiting features and cutting-edge technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing. Digital’s primary product is AuthentiGuard®, which is a brand authentication application that integrates the Company’s counterfeit deterrent technologies with proprietary digital data security-based solutions. Digital Group is headquartered in Rochester, NY, but it also has offices and staff in Hong Kong. On May 7, 2021, Document Security Systems, Inc. (the “Company”) completed the sale of 100% of the capital stock of DSS Digital Inc., the Company’s wholly-owned subsidiary (“DSS Digital”), to Proof Authentication Corporation (the “Buyer”) pursuant to a stock purchase agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Buyer purchased DSS Digital for a purchase price of $5,000,000, consisting of $3 million in cash; $1.5 million in potential earn-out if certain performance targets are met during an earn-out period commencing on the one-year anniversary of the closing and ending the day before the six-year of the closing; and $0.5 million in trade credit or license fee rebates. Included in the Consolidate Balance Sheet as of March 31, 2021 is approximately $790,000 of assets and $48,000 of liabilities for DSS Digital. Also, included in the Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2021 for DSS Digital is net income of approximately $162,000.

Direct Marketing/Online Sales Group: (“Direct” or “DM”) Led by the holding corporation, Decentralize Sharing Systems, Inc. (“Decentralized”, this group provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. Over the past 12 months, Direct has made substantial investments in acquiring marketing software, product opportunities, and operational capabilities in this marketplace. Additionally, it has acquired and developed an independent contractor sales force. It has also made substantial investments into other direct marketing companies, including its investment and partnership with Sharing Services Global Corporation (OTCQB: SHRG) (“Sharing Services” or “SHRG”), which as of March 31, 2021, Decentralized owned approximately 40% of the outstanding shares of Sharing Services. Currently, Direct and SHRG operate offices in USA, Canada, Hong Kong, Singapore, S. Korea, Australia, New Zealand, Malaysia, and Singapore, with additional offices or presence being added monthly. Decentralized sharing systems’ mission is to become the leading direct sales platform, training, developing and empowering leaders on a global scale to achieve maximum human and economic potential.

Results of operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue

	Three months ended March 31, 2021	Three months ended March 31, 2020	% Change
Revenue
Printed products	$3,846,000	$3,169,000	21%
Technology sales, services and licensing	489,000	479,000	2%
Direct marketing	608,000	573,000	6%

Total Revenue	$4,943,000	$4,221,000	17%

For the three months ended March 31, 2021, total revenue increased 17% as compared to the three months ended March 31, 2020. Revenues from the sale of Printed products increased 21% during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to an increase in packaging sales due to increased customer sales and the addition of new customers. Technology sales, services and licensing revenue increased 2% during the three months ended March 31, 2021 as compared to the same period in 2020. For the three months ended March 31, 2021, direct marketing revenue increased 6%. Direct marketing revenue increase illustrates the Company’s continued expansion into the direct marketing industry and its associated opportunities.

Costs and expenses

	Three months ended March 31, 2021	Three months ended March 31, 2020	% Change
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	$3,353,000	$2,641,000	27%
Sales, general and administrative compensation	1,905,000	737,000	158%
Depreciation and amortization	518,000	303,000	71%
Professional fees	977,000	582,000	68%
Stock based compensation	15,000	90,000	-83%
Sales and marketing	710,000	560,000	27%
Rent and utilities	73,000	115,000	-37%
Research and development	244,000	-	N/A
Other operating expenses	377,000	110,000	243%

Total costs and expenses	$8,172,000	$5,138,000	59%

Costs of goods sold, exclusive of depreciation and amortization includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. In addition, this category includes all direct costs associated with technology sales, services and licensing including hardware and software that are resold, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of goods sold increased 27% three months ended March 31, 2021 as compared to the same periods in 2020. This increase is driven primarily by an increase in manufacturing costs associated with the products sold as part of our Direct Marking segment.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 158% during the three months ended March 31, 2020, as compared to the same period in 2020, primarily due to changes in headcount year over year associated with addition of our Direct Marketing and BioHealth business segments, and performance bonus accruals.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three months ended March 31, 2021, depreciation and amortization expense increased 71% as compared to the same period in 2020 due to sale and disposal of assets and amortization on newly acquired intangibles assets.

Professional fees increased 68% during the three months ended March 31, 2021, as compared to the same period in 2020, mostly due to increases in legal services related to the Direct Marketing business segment, and yearly audit fees.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 83% during the three ended March 31, 2021 as compared to the same period in 2020. This was due to the expiration of previously awarded options.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 27% during the three months ended March 31, 2021 as compared to the same period in 2020, resulting from an increase in commissions paid to brokers associated with the Company’s Direct Marketing segment and quarterly bonuses to management.

Rent and utilities decreased by 37% during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in facilities maintenance costs and utilities for the Company’s discontinued operations.

Research and development costs increased $244,000 during the three months ended March 31, 2021 as compared to the same period in 2020 due to the acquisition of Impact Biomedical, Inc. in 2020 and the related costs for continued research and development of the acquired product formulations.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three months ended March 31, 2021, other operating expenses increased 243% as compared to the same period in 2020 due to increased software costs associated with enhancements to the Company’s ERP system as well as new software implement as part of the Company’s Direct Marketing segment and increased D&O insurance.

Other Income (Expense)

	Three months ended March 31, 2021	Three months ended March 31,2020	% Change
Other Income (Expense)
Interest Income	$52,000	$24,000	117%
Interest Expense	(20,000)	(31,000)	-35%
Unrealized loss on equity investment	(579,000)	-	N/A
(Loss) gain on investments	(1,076,000)	(4,000)	27000%
Gain on extinguishment of debt	116,000	-	N/A

Total other income	$(1,507,000)	$(11,000)	-50133%

Interest income is recognized on the Company’s money markets as well as the notes receivable identified in Note 3.

Interest expense decreased 35% during the three ended March 31, 2021, as compared to the same period in 2020, due to decreasing debt balances.

Unrealized loss on equity investment Loss from equity method investment represents the Company’s prorated portion of Sharing Services Global Corp’s earnings for the three-months ended March 31, 2021.

(Loss) gain on investments consists of realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment. For the three months ended March 31, 2021, a $13,000 realized loss was recorded. Also unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment of Alset International Limited approximately $967,000 and other investments of $212,000 for the three months ended March 31, 2021. Also included are the gains on warrants which are recognized as the change in option value of warrants held at March 31, 2021.

Gain on extinguishment of debt in April 2020, AAMI received funds from the SBA Paycheck Protection Program of $116,000. As of January 8, 2021, this note was forgiven in full.

Net Loss

	Three months ended March 31, 2021	Three months ended March 31,2020	% Change

Loss from continuing operations	$(3,898,000)	$(920,000)	-324%

Loss from discontinued operations	(114,000)	(1,046,000)	89%
Net loss	$(34,012,000)	$(1,966,000)	-104%

For the three months ended March 31, 2021, the Company recorded net loss from continuing operations of $3,898,000, as compared to a net loss of $920,000 during the same period in 2020. The increase in net loss during the three months ended March 31, 2021 as compared to the same period in 2020 primarily reflect the company’s unrealized gains on its marketable securities, as well as increased costs associated with new business lines. The loss from continuing operations for the three months ended March 31, 2021 is inclusive of a $838,000 income tax benefit as compared to $0 for the three months ended March 31, 2020. Our effective tax rate for the three-month periods ended March 31, 2021 was 18.8%. There was no tax provision for March 31, 2020 due to the expected tax benefit from net operating losses (NOLs) being fully offset by an increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of March 31, 2021, the Company had cash of approximately $52.1 million. As of March 31, 2021, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2020 describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2021, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 which remained as of March 31, 2021, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2021 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31,2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 9 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Prinicpal Financial Officer. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

May 14, 2021	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

May 14, 2021	By:	/s/ Todd D. Macko
Todd D. Macko
Interim Chief Financial Officer

