Form 10-Q
period 2021-06-30
DOCUMENT SECURITY SYSTEMS INC
filed 2021-08-23
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

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

As of August 4, 2021, there were 67,590,295 shares of the registrant’s common stock, $0.02 par value, outstanding.

DOCUMENT SECURITY SYSTEMS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$65,645,000	$5,183,000
Accounts receivable, net	3,223,000	3,589,000
Inventory	3,220,000	1,955,000
Assets held for sale - discontinued operations	-	531,000
Current portion of notes receivable, net	14,511,000	-
Prepaid expenses and other current assets	1,751,000	1,192,000
Total current assets	88,350,000	12,450,000

Property, plant and equipment, net	4,970,000	4,100,000
Investment, real estate	6,565,000	-
Other investments	13,329,000	1,788,000
Investment, equity method	17,033,000	12,234,000
Marketable securities	7,319,000	9,136,000
Notes receivable	3,023,000	537,000
Non-current assets held for sale - discontinued operations	-	790,000
Other assets	308,000	384,000
Right-of-use assets	118,000	182,000
Goodwill	26,862,000	26,862,000
Other intangible assets, net	23,284,000	23,456,000
Total assets	$191,161,000	$91,919,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,591,000	$1,457,000
Accrued expenses and deferred revenue	8,026,000	5,260,000
Other current liabilities	736,000	1,435,000
Current Liabilities held for sale - discontinued operations	-	275,000
Current portion of lease liability	101,000	167,000
Current portion of long-term debt, net	687,000	278,000
Total current liabilities	11,141,000	8,872,000

Long-term debt, net	7,467,000	1,976,000
Long term lease liability	17,000	15,000
Non-current liabilities held for sale - discontinued operations	-	505,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	1,341,000	3,499,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, shares issued and outstanding (43,000 on December 31, 2020); Liquidation value $1,000 per share, $ - aggregate ($43,000,000 on December 31, 2020).	-	1,000
Common stock, $.02 par value; 200,000,000 shares authorized, 67,590,000 shares issued and outstanding (5,836,000 on December 31, 2020)	1,351,000	116,000
Additional paid-in capital	279,947,000	174,380,000
Non-controlling interest in subsidiary	3,171,000	3,430,000
Accumulated deficit	(113,781,000)	(101,382,000)
Total stockholders’ equity	170,688,000	76,545,000

Total liabilities and stockholders’ equity	$191,161,000	$91,919,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Printed products	$3,376,000	$2,272,000	$7,237,000	$5,438,000
Direct marketing	809,000	506,000	1,416,000	1,078,000
Total revenue	4,185,000	2,778,000	8,653,000	6,516,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	3,042,000	1,729,000	6,330,000	4,302,000
Selling, general and administrative (including stock based compensation)	7,377,000	2,039,000	11,434,000	3,878,000
Depreciation and amortization	821,000	273,000	1,335,000	573,000
Total costs and expenses	11,240,000	4,041,000	19,099,000	8,753,000
Operating loss	(7,055,000)	(1,263,000)	(10,446,000)	(2,237,000)

Other income (expense):
Interest income	1,485,000	27,000	1,537,000	50,000
Other income	250,000	-	250,000	-
Interest expense	(106,000)	(42,000)	(126,000)	(73,000)
Gain on extinguishment of debt	-	-	116,000	-
(Loss) gain on investments	(6,821,000)	580,000	(7,898,000)	584,000
Loss on equity method investment	(332,000)	-	(911,000)	-
Loss from continuing operations before income taxes	(12,579,000)	(698,000)	(17,478,000)	(1,676,000)

Income tax benefit	1,854,000	-	2,691,000	-
Loss from continuing operations	(10,725,000)	(698,000)	(14,787,000)	(1,676,000)
Income (loss) from discontinued operations, net of tax	2,079,000	(208,000)	2,129,000	(1,197,000)
Net loss	(8,646,000)	(906,000)	(12,658,000)	(2,873,000)

Loss from continuing operations attributed to noncontrolling interest	228,000	114,000	259,000	181,000

Net loss attributable to common stockholders	(8,418,000)	(792,000)	(12,399,000)	(2,692,000)

Loss per common share - continuing operations:
Basic	$(0.30)	$(0.28)	$(0.53)	$(0.80)
Diluted	$(0.30)	$(0.28)	$(0.53)	$(0.80)

Earnings/ (loss) per common share - discontinued operations:
Basic	$0.06	$(0.10)	$0.08	$(0.64)
Diluted	$0.06	$(0.10)	$0.08	$(0.64)

Shares used in computing earnings (loss) per common share:
Basic	34,888,054	2,103,199	27,203,137	1,870,439
Diluted	34,888,054	2,103,199	27,203,137	1,870,439

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(14,787,000)	$(1,676,000)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	1,335,000	573,000
Stock based compensation	(15,000)	54,000
Loss on equity method investment	911,000	-
Loss (gain) on investments	7,898,000	(584,000)
Gain on extinguishment of debt	(116,000)	-
Deferred tax benefit	(2,693,000)	-
Accretion of debt discount, origination fee, and prepaid interest	(1,698,000)	-
Decrease (increase) in assets:
Accounts receivable, net	366,000	1,399,000
Inventory	(1,265,000)	(266,000)
Prepaid expenses and other current assets	(559,000)	(86,000)
Other assets	(112,000)	(94,000)
Increase (decrease) in liabilities:
Accounts payable	159,000	(766,000)
Accrued expenses and deferred revenue	802,000	(162,000)
Other liabilities	(698,000)	133,000
Net cash used by operating activities	(10,248,000)	(1,475,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,263,000)	(80,000)
Purchase of real estate	(6,565,000)	-
Purchase of investments	(18,114,000)	(1,291,000)
Purchase of marketable securities	(8,789,000)	(1,392,000)
Purchase of equity investment	(400,000)	-
Sale of marketable securities	9,185,000	-
Purchase of intangible assets	(585,000)	-
Note receivable investment	(18,799,000)	(566,000)
Net cash used by investing activities	(45,330,000)	(3,329,000)

Cash flows from financing activities:
Payments of long-term debt	(81,000)	(142,000)
Borrowings of long-term debt	6,328,000	1,272,000
Borrowings from revolving lines of credit, net	-	(500,000)
Deferred financing fees	(186,000)	-
Issuances of common stock, net of issuance costs	106,772,000	10,220,000
Net cash provided by financing activities	112,833,000	10,850,000

Cash flows from discontinued operations:
Cash provided by discontinued operations	161,000	167,000
Cash provided (used) by investing activities	3,046,000	(66,000)
Cash used by financing activities	-	(67,000)
Net cash provided by discontinued operations	3,207,000	34,000

Net increase in cash	60,462,000	6,080,000
Cash and cash equivalents at beginning of period	5,183,000	1,096,000

Cash and cash equivalents at end of period	$65,645,000	$7,176,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subsidiary	Deficit	Total

Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$3,430,000	$(101,382,000)	$76,545,000

Issuance of common stock, net	21,834,000	436,000	-	-	60,632,000	-	-	61,068,000
Stock based payments, net of tax effect	-	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	(31,000)	(3,981,000)	(4,012,000)
Balance, March 31, 2021	27,670,000	$552,000	43,000	$1,000	$235,027,000	$3,399,000	$(105,363,000)	$133,616,000

Issuance of common stock, net	33,350,000	$668,000	-	$-	$45,080,000	$-	$-	$45,748,000
Stock based payments, net of tax effect	-	-	-	-	(30,000)	-	-	(30,000)
Conversion of preferred stock	6,570,000	131,000	(43,000)	(1,000)	(130,000)	-	-	-
Net loss	-	-	-	-	-	(228,000)	(8,418,000)	(8,646,000)
Balance, June 30, 2021	67,590,000	$1,351,000	-	$-	$279,947,000	$3,171,000	$(113,781,000)	$170,688,000

Balance, December 31, 2019	1,206,000	$24,000	-	$-	$115,560,000	-	$(103,281,000)	$12,303,000

Issuance of common stock, net	863,000	18,000	-	-	4,036,000	-	-	4,054,000
Stock based payments, net of tax effect	-	-	-	-	28,000	-	-	28,000
Net loss	-	-	-	-	-	(67,000)	(1,900,000)	(1,967,000)
Balance, March 31, 2020	2,069,000	$42,000	-	$-	$119,624,000	$(67,000)	$(105,181,000)	$14,418,000

Issuance of common stock, net	896,000	$17,000	-	$-	$6,168,000	$-	$-	$6,185,000
Stock based payments, net of tax effect	30,000	1,000	-	-	266,000	-	-	267,000
Net loss	-	-	-	-	-	(114,000)	(792,000)	(906,000)
Balance, June 30, 2020	2,995,000	$60,000	-	$-	$126,058,000	$(181,000)	$(105,973,000)	$19,964,000

See accompanying notes to the condensed consolidated financial statements.

DOCUMENT SECURITY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Document Security Systems, Inc. (the “Company of DSS”) operates seven (7) business lines through seven (7) DSS subsidiaries located around the globe.

Of the seven subsidiaries, two of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (“Premier Packaging”), and (2) DSS Technology Management, Inc. (“IP Technology”). Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions designed to provide functionality, marketability, and sustainability to product packaging while providing counterfeit protection and consumer engagement platform. IP Technology Management Inc., manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. In 2020, under its (3) Decentralize Sharing Systems, Inc. (“Decentralized”) subsidiary, created a third business segment, Direct Marketing/Online Sales Group (“Direct”). This group provides services to assist companies in the growing gig economic business model of peer-to-peer direct marketing. Direct specializes in marketing and distributing its products and services through its subsidiaries, partner networks, and online marketplaces. Products include health and wellness for personal use, healthy living and lifestyle, and travel. Direct will also help to support the direct selling industry by offering services to its piers that streamline operations, enhance financing, and provide back-end business continuity.

In addition to the three subsidiaries listed above DSS has created four new, wholly owned subsidiaries. (4) DSS Blockchain Security, Inc (“DSS Blockchain”)., a Nevada corporation, specializes in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (5) DSS Securities, Inc. (“DSS Securities”), a Nevada corporation, was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) DSS BioHealth Security, Inc. (“DSS BioHealth”), a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the bio-health and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (7) DSS Secure Living, Inc. (“DSS Secure Living”), a Nevada Corporation, develops top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. The activity in DSS Blockchain and DSS Secure Living has been minimal or in various start-up or organizational phases.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, convertible notes receivable, inventory, fair values of investments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase the Company’s common stock, preferred stock, deferred revenue and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2020 have been reclassified to conform to current period presentation.

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The Company considers debt instruments as available-for-sale securities, and accordingly, all unrealized gains and losses incurred on the short-term investment securities (the adjustment to fair value) are recorded in other comprehensive income or loss on the Company’s Consolidated Statements of Operations.

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

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities classify as a Level 1 fair value financial instrument. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of investments where the fair value is not considered readily determinable, are carried at cost.

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

Related Party Liabilities – On April 1, 2020 the Company’s HWH World, Inc subsidiary has a service agreement with HWH Korea, a subsidiary of Alset International Limited (“Alset Intl.”) (formally Singapore eDevelopment Limited). The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The Company also owns approximately 127,179,000 shares of Alset Intl, a company publicly listed on the Singapore Exchange Limited. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them for a fee of 2.5% of amounts collected. As of June 30, 2021, the Company has collected approximately $286,000 as compared to $1,100,000 as of December 31, 2020 on behalf of HWH Korea. The amount of $253,000 was remitted to HWH Korea, net of fees and other expenses, in August of 2021. The related party liability of approximately $315,000 is included in “Other current liabilities” on the accompanying consolidated balance sheets. There were no amounts outstanding to this related party at June 30, 2020.

Acquisitions - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (“Topic 805”): Clarifying the Definition of a Business (“ASU 2017-01”). The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under this guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. See Note 5 regarding the acquisitions.

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

Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held For Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations as Loss from Discontinued Operations. See Note 11.

On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc. (“DSS Digital”), the Company’s wholly owned subsidiary, which researched, developed, marketed, and sold the Company’s digital products worldwide. Based on the magnitude of DSS Digital’s historical revenue to the Company and because the Company has exited the brand authentication services, functional anti-counterfeiting technology and technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. See Note 11.

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

During the six months ended June 30, 2021, two customers accounted for 45% of our consolidated revenue. As of June 30, 2021, these two customers accounted for 75% of our consolidated trade accounts receivable balance. As of June 30, 2020, these two customers accounted for 45% of our consolidated revenue and 53% of our consolidated trade accounts receivable balance.

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

As of June 30, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At June 30, 2021, the Company established a reserve for doubtful accounts of approximately $84,000 ($25,000 – December 31, 2020). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2021.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 14 for disaggregated revenue information.

3. Notes Receivable

Century TBD Holdings, LLC

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of June 30, 2021 and December 31, 2020, this TBD Note had outstanding principal and interest of approximately $537,000, and is classified as a Current Asset on the Consolidated Balance Sheets at June 30, 2021. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”). and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement is expected to be finalized sometime during the third quarter of 2021.

GSX Group Limited

On February 8, 2021, the Company entered into a convertible promissory note (“GSX Note”) with GSX Group Limited (“GSX”), a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from date of issuance. The outstanding principal and interest as of June 30, 2021, approximated $813,000, and is classified as a Current Asset on the Consolidated Balance Sheets at June 30, 2021. The GSX Note shall be converted, at the Company’s option, into shares of GSX at the conversion price of $1.05 per share.

On February 3, 2021, USX Holdings Company, Inc., a subsidiary of the Company entered into a binding joint venture term sheet (“GSX JV”) for the creation of a USA based joint venture alternative trading system or exchange (“JV Exchange”). If definitive terms of a joint venture agreement cannot be reached within 12 months from the date of the GSX JV, if mutually agreed upon, the parties shall continue to form JV Exchange based on terms of the GSX JV, or agree to terminate the GSX JV.

Dustin Crum

On February 21, 2021, Impact BioMedical, Inc. a subsidiary of the Company, entered into a promissory note (“Crum Note”) with Dustin Crum (“Crum”). The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until August 19, 2022, at which time all accrued interest and the entire remaining principal shall be due and payable in full. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of June 30, 2021, approximated $201,000 and is classified in long-term notes receivable on the accompanying consolidated balance sheets.

Sharing Services Global Corporation

On April 5, 2021, Decentralized Sharing Systems, Inc., a subsidiary of the Company entered into a convertible promissory note (“SHRG Note”) with Sharing Services Global Corporation (“SHRG”), a company registered in the state of Nevada. The Company loaned the principal sum of $30,000,000, with interest at a rate of 8%, and shall be due and payable in full on demand by the Company, or if the demand is not sooner made, April 5, 2024. The interest shall be prepaid annually in cash or Class A Common Shares. At any time during the term of the SHRG Note, at the sole discretion of the Company, the outstanding principal can be converted in whole or in part into whole shares of SHRG Class A Common Stock at a conversion rate of $0.20. The Company received a $3,000,000 loan origination fee associated with this note which has been recorded as an offset to the SHRG Note and will be amortized monthly in the amount of approximately $83,000 through the term of the SHRG Note. Accordingly, in April 2021, the SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year In addition, the Company received 150,000,000 warrants both issued and vested on April 5, 2021. These warrants have an exercise price of $0.22 and expire April 5, 2026. Under ASC 815 (“Topic 815”), the warrants received with the SHRG Note do not meet the definition of a derivative but do require treatment as an equity investment (See Note 6). Accordingly, the value of the note was allocated between current portion of notes receivable and other investments on the consolidated balance sheet. The SHRG Note was valued at $15,043,000 as of April 5, 2021, net of discount. As of June 30, 2021, the amortized value of the note approximates $15,911,000 and approximates fair value.

The Company, via three (3) of the Company’s existing board members, currently holds three (3) of the five (5) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

Sentinel Brokers Company, Inc.

On May 13, 2021, a subsidiary of the Company entered a revolving credit promissory note (“Sentinel Note”) with Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York. The Sentinel Note has an aggregate principal balance up to $600,000, to be funded at request of Sentinel. The Sentinel Note, which incurs interest at a rate of 6.65% is payable in areas until the principal is paid in full at the maturity date of May 13, 2023. As of June 30, 2021, there is $0 outstanding on the Sentinel Note. On the same date, the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel for the purchase price of $300,000. See Note 6.

Puradigm, LLC

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered into a convertible promissory note (“Puradigm Note”) with Puradigm, LLC (“Puradigm”), a company registered in the state of Texas. The Puradigm Note has an aggregate principal balance up to $5,000,000, to be funded at request of Puradigm. The Puradigm Note, which incurs interest at a rate of 6.5% due quarterly, has a maturity date of May 14, 2023. The Puradigm Note contains an options conversion clause that allows the Company to convert all, or a portion of all, into new issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of June 30, 2021, approximated $2,772,000. On August 2, 2021, the Company advanced an additional $750,000 toward the Puradigm Note.

4. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and cash equivalents and marketable securities and investments by significant investment category as of June 30, 2021, and December 31, 2020:

	2021
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investments
Cash and cash equivalents	$6,497,000	$-	$6,497,000	$6,497,000	$-	$-
Level 1		-
Money Market Funds	59,148,000	-	59,148,000	59,148,000	-	-
Marketable Securities	4,727,000	2,592,000	7,319,000	-	7,319,000	-
Level 2
Warrants	15,657,000	(6,117,000)	9,540,000	-	-	9,540,000
Total	$86,029,000	$(3,525,000)	$82,504,000	$65,645,000	$7,319,000	$9,540,000

13

	2020
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investment
Cash and cash equivalents	$1,690,000	$-	$1,690,000	$1,690,000	$-	$-
Level 1
Money Market Funds	3,493,000	-	3,493,000	3,493,000	-	-
Marketable Securities	5,641,000	3,495,000	9,136,000	-	9,136,000	-
Level 2
Warrants	700,000	356,000	1,056,000	-	-	1,056,000
Total	$11,524,000	$3,851,000	$15,375,000	$5,183,000	$9,136,000	$1,056,000

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

5. Acquisitions

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

On June 18, 2021, DSS Securities, entered into a stock purchase agreement with AMRE to acquire 264,525 Class A Common Shares of AMRE at a per share price of $10, for a total consideration of $2,645,250. The additional 264,525 Class A Common Shares acquired increases the Company’s total equity interest in AMRE to approximately 93%.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site in Shelton, Connecticut (See Note 7). In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The purchase price of the acquisition was $7,150,000. Included in investments, real estate on the consolidated balance sheet is $4,640,000, $1,600,000, and $325,000 for the facility, land and tenant improvements respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life approximating 3 years. All assets were allocated on a relative fair value basis. As of June 30, 2021, no depreciation or amortization has been recognized for these assets. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of June 30, 2021, no liability has been recorded for this earnout.

During the three and six months ended June 30, 2021, AMRE had net losses of $191,000 and $249,000, respectively, of which $70,000 and $93,000, respectively is attributable to the non-controlling interest.

Impact BioMedical, Inc.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl (formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration of $50 million to acquire 100% of the outstanding shares of Impact. The acquisition was done to add assets and a foundation of products with international market opportunities and demand, and which can be structured into long- term scalable, reoccurring license revenue within the DSS BioHealth line of business. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company incurred approximately $295,000 in cost associated with the acquisition of Impact which were recorded as general and administrative expenses. As a result of the Share Exchange, Impact is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary and operating results of the acquisition will be included in the Company’s financial statements beginning August 21, 2020. Impact BioMedical has several subsidiaries that are not wholly owned by Impact and have an ownership percentage ranging from 63.6% to 100%. During the three and six months ended June 30, 2021, Impact has incurred approximately $563,000 and $1,262,000 respectively of cost, of which $158,000 and $166,000 respectively of cost incurred is attributable to non-controlling interest. Although Impact historically, and to date has not generated any revenues, the acquisition of Impact meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

6. Investments

Alset International Limited (formally Singapore eDevelopment Limited)

The Company owns 127,179,311 shares or approximately 7% of the outstanding shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited as of June 30, 2021 and December 31, 2020. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2021 and December 31, 2020 was approximately $5,863,000 and $6,830,000 respectively, and during the six months ended June 30, 2021 the Company recorded unrealized loss on this investment of approximately $967,000.

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

On July 22, 2020, Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors, assigned a Stock Purchase and Share Subscription Agreement by and between Mr. Chan and SHRG, pursuant to which the Company purchased 30,000,000 shares of Class A common stock and 10,000,000 warrants to purchase Class A common stock for $3 million, causing the Company’s ownership in SHRG to exceed 20%. The warrants have an average exercise price of $0.20, immediately vested and may be exercised at any time commencing on the date of issuance and ending three year from such date. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through earnings. These warrants have been recorded at the fair value of $548,000 as of June 30, 2021 as compared to $1,056,000 at December 31, 2020 on the Company’s consolidated balance sheet and are included in “other investments” with the decrease representing an unrealized loss of $623,000 and $507,000 respectively during the three and six months ended June 30, 2021. These shares and warrants are also subject to a one-year trading restriction pursuant to the terms of a Lock-Up Agreement entered into between Mr. Chan and the Company and assigned to the Company.

As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9,192,000 which represents primarily intangible assets in the form of a distributor lists and goodwill arising from acquisitions. These intangible assets have been valued at approximately $1,148,000 and $8,044,000, respectively. The intangible asset arising from the distributor list has a five-year useful life. The Company has recorded amortization of $230,000 for the three and six months ended June 30, 2021 on the consolidated statement of operations. On April 5, 2021, a subsidiary of the Company entered into a convertible promissory note (“SHRG Note”) with SHRG (Note 3). The Company loaned the principal sum of $30,000,000. Accordingly, in April 2021, the SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. In addition, the Company received 150,000,000 warrants both issued and vested on April 5, 2021. These warrants have an exercise price of $0.22 and expire April 5, 2026. As of the date of issuance the warrants the consideration paid allocated to the warrants amounted to approximately $14,957,000. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through earnings. These warrants have been recorded at the fair value of $8,992,000 as of June 30, 2021 on the Company’s consolidated balance sheet and are included in “other investments” with the decrease representing an unrealized loss of $5,966,000 during the three and six months ended June 30, 2021. As of June 30, 2021, the Company held 91,207,378 class A common shares equating to a 46.7% ownership interest in SHRG. Due to the difference in fiscal year ends between the two companies, DSS has elected to recognize its portion of SHRG’s earnings and losses on a two month lag basis and utilized SHRG’s three-month ended April 30, 2021 reported results to recognize a loss on the equity method investment of approximately $317,000. The aggregate fair value of the Company’s investment in SHRG at June 30, 2021 was approximately $12,769,000.

The following table represents SHRG operating results for the eleven-months ended March 31, 2021:

Net sales	$64,811,151
Gross profit	$46,546,657
Operating loss	$(2,177,526)
Loss before income taxes	$(1,829,530)
Income tax provision	$594,509
Net loss	$(1,235,021)

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended March 31, 2021, and June 30, 2021 the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net income in BMIC during the three and six months ended June 30, 2021 was not significant.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in this joint venture.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the three and six months ended June 30, 2021.

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

Vivacitas Oncology, Inc.

On March 15, 2021, the Company, through one of its subsidiaries, entered into a Stock Purchase Agreement (the “Vivacitas Agreement #1”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. This option will terminate upon one of the following events: (i) Vivacitas’ board of directors cancels this option because it is no longer in the best interest of the Company; (ii) December 31, 2021; or (iii) the date on which Vivacitas receives more than $1.00 per share of the Company’s common stock in a private placement with gross proceeds of $500,000. Under the terms of the Vivacitas Agreement #1, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”) to purchase from the Seller’s its wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805. IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. The Sellers largest shareholder is Mr. Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors and its largest shareholder.

On April 1, 2021, the Company entered into an additional stock purchase agreement with Vivacitas (“Vivacitas Agreement #2”), whereas Vivacities wished to employee the service of the Chief Business Officer of Impact Biomedical, and in return for the services of this individual, Vivacitas shall issue to the Company, the aggregate purchase price for the Class A Common Shares of Vivacitas at the value of $1.00 per share shall be $120,000 to be paid in twelve (12) equal monthly installments for the period between April 1, 2021 and March 31, 2022. As of June 30, 2021, the Company has received 30 Common A Shares of Vivacitas. As of June 30, 2021, the Company will have an approximate 16% equity position in Vivacitas.

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to 19.3%.

Sentinel Brokers Company, Inc.

On May 13, 2021, a Sentinel Brokers, LLC., subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, as it currently owns 24.9% of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of Sentinel’s earnings and losses within our consolidated statement of operations. The Company recognized a loss on the equity method investment of approximately $18,000 for the period ending June 30, 2021.

Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

7. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0%.This revolving line of credit was renewed and has a maturity date of May 31, 2021 and is renewable annually. This renewal was not exercised by Premier Packaging. As December 31, 2020 the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of June 30, 2021 and December 31, 2020, the Term Note had a balance of $710,000 and $771,000 respectively. The Company pays a monthly amount of $13,000 in principal and interest. The Term Note was paid in full in July 2021.

Equipment Line of Credit - On July 31, 2020, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $900,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. With a maturity date of July 28, 2021, this equipment line is renewable annually. As of June 30, 2021 and December 31, 2020, the loan had a balance of $0 and Premier Packaging still has available $900,000 for equipment borrowings. Premier did not exercise its right to renew this line of credit.

Promissory Notes - On June 27, 2019 Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. In July of 2021, Premier Packaging repaid this note in full. As of June 30, 2021, and December 31, 2020, the new, consolidated Promissory Note had a balance of $1,080,000 and $1,100,000, respectively.

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2020, Premier Packaging was in compliance with the annual covenants.

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAM. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As of December 31, 2020, accrued interest is included in the outstanding balance. If not paid sooner, the entire unpaid principal balance is due in full on March 2, 2022. As further incentive to enter into this Note, AMRE granted LVAM warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). The value of the warrants is not considered to be material. The holder is a related party owned by the Chairman of the Company’s board of directors. As of June 30, 2021, the new promissory note, inclusive of unpaid interest, had a balance of $222,000.

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

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing in an amount not to exceed $3,200,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan. As of June 30, 2021, the outstanding principal on the BOA Note was $1,113,000 and had an interest rate of 2.42%. On July 16, 2021, Premier Packaging drew an additional $742,000 against the BOA Note.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%. The interest will be adjusted commencing on July 1, 2026, and continuing for the next succeeding 5 year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Y ear amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. This agreement contains certain covenants that are analyzed on an annual basis, starting December 31, 2021. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site (See Note 5). Of the total financed, approximately $189,000 is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,916,000 recorded as long-term debt, net of $186,000 in deferred financing costs.

8. Lease Liability

The Company has operating leases predominantly for operating facilities. As of June 30, 2021, the remaining lease terms on our operating leases range from less than one to five years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of June 30, 2021.

Future minimum lease payments as of June 30, 2021 are as follows:

Maturity of Lease Liability

Totals
2021	91,000
2022	19,000
2023	4,000
2024	4,000
2025	4,000
2026	2,000
Total lease payments	124,000
Less: Imputed Interest	(6,000)
Present value of remaining lease payments	$118,000

Current	$101,000
Noncurrent	$17,000

Weighted-average remaining lease term (years)	1.0

Weighted-average discount rate	5.4%

9. Commitments and Contingencies

The Apple Litigation

On November 26, 2013, DSS Technology Management, Inc. (“DSSTM”) filed suit against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, for patent infringement (the “Apple Litigation”). The complaint alleges infringement by Apple of DSSTM’s patents that relate to systems and methods of using low power wireless peripheral devices. DSSTM is seeking a judgment for infringement, injunctive relief, and compensatory damages from Apple. On October 28, 2014, the case was stayed by the District Court pending a determination of Apple’s motion to transfer the case to the Northern District of California. On November 7, 2014, Apple’s motion to transfer the case to the Northern District of California was granted. On December 30, 2014, Apple filed two Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board (“PTAB”) for review of the patents at issue in the case. The PTAB instituted the IPRs on June 25, 2015. The California District Court then stayed the case pending the outcome of those IPR proceedings. Oral arguments of the IPRs took place on March 15, 2016, and on June 17, 2016, PTAB ruled in favor of Apple on both IPR petitions. DSSTM then filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking reversal of the PTAB decisions. Oral arguments for the appeal were held on August 9, 2017. On March 23, 2018, the Federal Circuit reversed the PTAB, finding that the PTAB erred when it found the claims of U.S. Patent No. 6,128,290 to be unpatentable. The Federal Circuit affirmed its decision on July 12, 2018, when it denied Apple’s petition for panel rehearing of the Federal Circuit’s Opinion and Judgment issued on March 23, 2018. On July 27, 2018, the District Court judge lifted the Stay resuming the litigation, which had a trial date set for the week of February 24, 2020. On January 14, 2020, the Court in the case DSS Technology Management, Inc. v. Apple, Inc., 4:14-cv-05330-HSG pending in the Northern District of California issued an order that denied DSS’ motion to amend its infringement contentions. In the same Order, the Court granted Apple’s motion to strike DSS’ infringement expert report. DSS filed a motion for leave to file a motion for reconsideration of the Court’s order denying DSS the right to amend its infringement contentions and motion to strike DSS infringement expert report. On February 18, 2020, the Court denied DSS’s motion for leave to file a motion for reconsideration. On February 24, 2020, the Court signed a Final Judgment stipulating that Apple was “entitled to a judgment of non-infringement of U.S. Patent No. 6,128,290 as a matter of law.” On March 10, 2020, DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570. On April 27, 2021, the Court of Appeals heard oral argument, and on April 30, 2021, the Court affirmed the District Court’s judgment. The Company is currently evaluating its options for further proceedings on appeal.

On March 10, 2020 DSS filed an appeal of this Final Judgment to the United States Court of Appeals for the Federal Circuit under DSS Technology Management v. Apple, Federal Circuit Docket no. 2020-1570. On April 27, 2021, the Court of Appeals heard oral argument, and on April 30, 2021, the Court affirmed the District Court’s judgment. After considering all factors the Company has elected to not pursue any further appeals on this matter. Case is deemed closed.

The Ronaldi Litigation

In April 2019 DSS commenced an action in New York State Supreme Court, Monroe County, Index No. E2019003542, against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. Mr. Ronaldi subsequently commenced an action against DSS in the Superior Court of California, County of San Diego, on November 8, 2019, under case number 37-2019-00059664-CU-CO-CTL, in which he alleged that DSS terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. DSS was successful in dismissing the California case and consolidating it with the action pending in Monroe County, New York. Mr. Ronaldi asserted counterclaims in the Monroe County, New York action similar to those he originally brought in California. Mr. Ronaldi claims that his termination violated an alleged employment agreement or implied-in-fact employment agreement and that he should have remained employed through 2019. Mr. Ronaldi seeks to recover: (i) $144,658 in wages from April 11, 2019 through December 31, 2019; (ii) $769 in alleged unpaid based salary for time worked before April 11, 2019; (iii) $15,385 in alleged paid time off compensation; (iv) $3,077 in alleged unpaid sick time compensation; (v) $26,077 in waiting-time penalties; (vi) $91,000 in unspecified expense reimbursement; (vii) $300,000 in alleged cash bonuses ($100,000 per year) based on DSS’s performance in 2017, 2018 and 2019; and (viii) a $450,000 performance bonus based on the result of certain alleged net proceeds from patent infringement litigation. He further claims an interest in any recovery in DSS Technology Management v. Apple, Inc., Case No. 4:14-cf05330-HSG. The parties are now engaged in discovery.

Additionally, on March 2, 2020 DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York where it was assigned Case No. 6:20-cv-06265-EAW. Mr. Ronaldi filed a motion seeking to compel DSS to advance his legal fees to defend the action, which motion was fully briefed as of June 30, 2020 and remains pending and undecided. On March 16, 2021 the Western District of New York granted Mr. Ronaldi’s motion to have his defense costs advanced to him during the pendency of the action as they are incurred. On March 26, 2021 Mr. Ronaldi applied to the court for reimbursement of $160,896 in legal fees. The Company has objected to the size of that bill as it was based on out-of-town billing rates and the result of an excessive number of hours spent on litigation. The parties now engaged in discovery, awaiting a decision on the Company’s objection to Mr. Ronaldi’s fee application. The parties engaged in court-ordered mediation on June 17, 2021 but the matter did not resolve. Following mediation the Company moved to stay the federal court action pending the outcome of the state court action to avoid inconsistent rulings on common issues of law and fact. The motion to stay is pending. The Company intends to vigorously defend its position.

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

On March 30, 2021, Defendants DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel filed a motion to dismiss seeking to dismiss Maiden’s unjust enrichment, exemplary damages, and RICO claims against DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel, as well as Maiden’s fraudulent transfer claims against DSS and RBC International, Inc. On August 9, 2021, the Court the entered an order granting in part the motion to dismiss filed on behalf of DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel. Among other things, the Court held that Maiden failed to plausibly plead certain causes of action, including (1) the civil RICO claim against DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel, (2) the TUFTA claim against DSS, and (3) the unjust enrichment claim against DSS and RBC Life International, Inc. Notably, the Court declined the request to dismiss the TUFTA claim against RBC Life International, Inc. The Court granted Maiden leave to file an amended complaint. Maiden’s deadline to do so is Monday, September 6, 2021. The Company intends to vigorously defend its position.

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

Holders of the Series A Preferred Stock have no voting rights, except as required by applicable law or regulation, and no dividends accrue or are payable on the Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to a liquidation preference at a liquidation value of $1,000 per share aggregating to $46,868,000, and the Company has the right to redeem all or any portion of the then outstanding shares of Series A Preferred Stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share. The Series A Preferred Stock ranks senior to Common Stock and any other class of securities that is specifically designated as junior to the Series A Preferred Stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, in respect of a liquidation preference equal to its par value of $1,000. A holder of Series A Preferred Stock has the option to convert each share of Series A Preferred Stock into a number of common shares in the Company equal to the $1,000 liquidation preference divided by a conversion price of $6.48 or 154.32 shares subject to a Beneficial Ownership Limitation of 19.99%, as defined in the Share Exchange Agreement. Additionally, the Company has the option to require conversion of all outstanding Series A Preferred Stock into common stock at any time, subject to the Beneficial Ownership Limitation discussed. In aggregate the Series A Preferred Shares are convertible into 7,232,670 shares of the Company’s common stock at the date of issuance. The Company evaluated the classification of the Series A Preferred Shares under the guidance enumerated in ASC 470, 480, and 815 and determined that based on the features noted above the instruments are accounted for as permanent equity. On October 16, 2020, GBM converted 4,293 shares of the Series A Convertible Preferred Stock into 662,500 shares of the Company’s common A Shares. On May 28, 2021, GBM converted 35,316 shares of the Series A Convertible Preferred Stock into 5,450,000 shares of the Company’s common A Shares. On June 21, 2021, GBM converted 7,259 shares of the Series A Convertible Preferred Stock into 1,120,170 shares of the Company’s common A Shares.

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

On May 26, 2021, the Company entered into an underwriting agreement (the “May 2021 Underwriting Agreement”) with Aegis Capital Corp., as representative of the underwriters named therein, which provided for the issuance and sale by the Company and the purchase by the underwriters, in a firm commitment underwritten public offering (the “May 2021 Offering”), of 29,000,000 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the May 2021 Underwriting Agreement, the shares were sold at a public offering price of $1.50 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 4,350,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the May 2021 Offering, which over-allotment option was exercised in full on June 16, 2021. The net offering proceeds to the Company from the May 2021 Offering are approximately $45.75 million, including the exercise of the underwriter’s over-allotment option, and after deducting estimated underwriting discounts and commissions and other estimated offering expenses.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended June 30, 2021, the Company’s stock compensation was a credit of approximately $30,000 or less than ($.01) basic and diluted loss per share for the three months ended June 30, 2021($54,000 or less than $.04 basic and diluted loss per share – June 30, 2020).

On June 4, 2020, the Company entered into an agreement with an investor relations firm to provide services over a 14-month period in exchange for 21,000 shares of common stock. The shares were issued on the date of the agreement and were valued by the Company at $210,000. The value assigned to the shares is included in other assets on the accompanying consolidated balance sheets and will be expensed into marketing expense as it is earned. For the three and six month period ending June 30, 2021, the Company recognized $45,000 and $90,000 respectively.

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

The consideration paid to the Company under the Asset Purchase Agreement for the sale of the assets included a one-time cash payment of $683,000 and an additional contingent earn-out payment of an aggregate amount of up to $517,000 based on future quarterly gross revenue of the business to be conducted by the buyer with the sold assets. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable. As of June 30, 2021, the Company has recognized $390,000 of this earn out, all of which was recognized during the year ended December 31, 2020. The net effect of all assets disposed of resulted in a net loss of $111,000 to the third quarter 2020. These amounts are included in Loss from Discontinued Operations. Included in its Right-of-use assets is the lease of the Company’s facility in Brisbane, Ca. In April 2021, the Company terminated this lease with the landlord effective March 31, 2021 and therefore, wrote off the asset and corresponding liability associated with the lease at March 31, 2021. As of December 31, 2020 $744,000 was record as non-current asset held for sale – discontinued operations on the consolidated balance sheet. Also recorded was $240,000 of current liabilities held for sale – discontinued operations and $505,000 of non-current liabilities held for sale – discontinued operations.

The following table shows the results of operations of the discontinued operation.

Plastic Printing Professionals, Inc.

Consolidated Statements of Operations and Comprehensive Loss - Discontinued Operations

(unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2020

Revenue:
Printed products	$603,000	$1,383,000
Total revenue	603,000	1,383,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	484,000	1,113,000
Selling, general and administrative (including stock based compensation)	286,000	733,000
Depreciation and amortization	58,000	115,000
Impairment of goodwill	-	685,000
Total costs and expenses	828,000	2,646,000
Operating loss	(225,000)	(1,263,000)

Other income (expense):
Interest expense	(7,000)	(15,000)
Income (loss) before income taxes	(232,000)	(1,278,000)

Income tax expense (benefit)	-	-
Income (loss) from discontinued operations	$(232,000)	$(1,278,000)

On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc., the Company’s wholly-owned subsidiary (“DSS Digital”), to Proof Authentication Corporation (the “Buyer”) pursuant to a stock purchase agreement (the “Digital Purchase Agreement”). Pursuant to the terms of the Digital Purchase Agreement, the Buyer purchased DSS Digital for a purchase price of $5,000,000, consisting of $3 million in cash; $1.5 million in potential earn-out if certain performance targets are met during an earn-out period commencing on the one-year anniversary of the closing and ending the day before the six-year of the closing; and $0.5 million in trade credit or license fee rebates. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable which did not occur during the three-months ended June 30, 2021. Also, the Company has not utilized the $0.5 million trade credit as of June 30, 2021. The net effect of sale of DSS Digital, inclusive of income tax, is a net gain of $2,226,000. This amount is included in Income (loss) from Discontinued Operations on the accompanying consolidated statement of operations.

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation.

DSS Digital, Inc.

Consolidated Balance Sheets - Assets and Liabilities Held for Sale

	June 30, 2021	December 31, 2020
	unaudited	unaudited

ASSETS
Current assets:
Cash	$-	$43,000
Accounts receivable, net	-	321,000
Prepaid expenses and other current assets	-	167,000
Total current assets	-	531,000

Property, plant and equipment, net	-	46,000
Total assets	-	577,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$25,000
Accrued expenses and deferred revenue	-	10,000
Total current liabilities	-	35,000

DSS Digital, Inc.

Consolidated Statements of Operations - Discontinued Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Technology sales, services and licensing	$60,000	$351,000	$535,000	$832,000
Total revenue	60,000	351,000	535,000	832,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	22,000	67,000	87,000	135,000
Selling, general and administrative (including stock based compensation)	94,000	256,000	338,000	609,000
Depreciation and amortization	1,000	4,000	5,000	8,000
Total costs and expenses	117,000	327,000	430,000	752,000
Operating (loss) income	(57,000)	24,000	105,000	80,000

Income (loss) before income taxes	(57,000)	24,000	105,000	80,000

Income tax expense (benefit)	-	-	-	-
Income (loss) from discontinued operations	$(57,000)	$24,000	$105,000	$80,000

12. Income Taxes

Our effective tax rate for the six-month ended June 30, 2021 was 17.3%. There was no tax provision for June 30, 2020 due to the expected tax benefit from net operating losses (NOLs) being fully offset by an increase in the valuation allowance. The Company recorded a discrete tax expense in the six-month period ended June 30, 2021, of $83,000 reducing the tax benefit from our forecasted annual effective tax rate. This discrete item relates to the tax effect of the GAAP over tax basis of a subsidiary that was sold in the six-month period ended June 30, 2021.

As of December 31, 2020, the Company has domestic net operating loss (“NOL”) carryforwards of approximately $56.7 million. The utilization of these NOLs is limited under Sec. 382 of the Internal Revenue Code. A valuation allowance has been recorded to reduce the deferred tax asset to the expected realizable amount, leaving $2.1 million available for use.

As of June 30, 2021, no benefit for losses incurred by our foreign subsidiaries have been recorded as those losses are not anticipated to provide any tax benefits in future periods.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2021 and December 31, 2020.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. At June 30, 2021, there are no ongoing income tax audits.

13. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six months ended June 30, 2021 and 2020:

	2021	2020

Cash paid for interest	$126,000	$73,000

Non-cash investing and financing activities:
Termination of right of use lease asset	$(744,000)	$—
Termination of right of use lease liability	$744,000	$—
Shares received for loan origination fee	$(3,000,000)
Shares received for prepaid loan interest	$(2,440,000)
Long-lived assets acquired through settlement of notes receivable	$-	$838,000
Shares issued for marketing services	$-	$210,000

14. Segment Information

The Company’s eight businesses lines are organized, managed and internally reported as four operating segments. One of these operating segments, Premier Packaging, is the Company’s packaging and printing group. Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. A second, BioHealth Group, invests in, or acquires companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. The BioHealth Group is also targeting unmet, urgent medical needs. A third operating segment, Securities and Fintech Group (“Securities”) was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. The fourth segment, Direct Marketing/Online Sales Group, provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe.

Our segment structure presented below represents a change from the prior year for the inclusion of our BioHealth Group and REITs segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the three months ended June 30, 2021 and 2020 below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2021 and 2020 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2021	Packaging and Printing	Direct Marketing	Biohealth Group	Securities	Corporate	Total
Revenue	$3,376,000	$809,000	$-	$-	$-	$4,185,000
Depreciation and amortization	191,000	274,000	278,000	-	78,000	821,000
Interest expense	19,000	2,000	1,000	67,000	17,000	106,000
Stock based compensation	1,000	-	-	-	(31,000)	(30,000)
Net income (loss) from continuing operations	65,000	(5,985,000)	(610,000)	(173,000)	(4,022,000)	(10,725,000)
Capital expenditures	1,202,000	-	-	6,565,000	(57,000)	7,710,000
Identifiable assets	29,463,000	44,772,000	53,717,000	10,939,000	52,270,000	191,161,000

Three Months Ended June 30, 2020	Packaging and Printing	Direct Marketing	Biohealth Group	Securities	Corporate	Total
Revenue	$2,272,000	$506,000	$-		$-	$2,778,000
Depreciation and amortization	195,000	-	-		78,000	273,000
Interest expense	28,000	-	-		14,000	42,000
Stock based compensation	4,000	-	-		(21,000)	(17,000)
Net income (loss) from continuing operations	64,000	(25,000)	-		(735,000)	(696,000)
Capital expenditures	31,000	-	-		2,000	33,000
Identifiable assets	9,715,000	1,411,000	-		13,022,000	24,148,000

Six Months Ended June 30, 2021	Packaging and Printing	Direct Marketing	Biohealth Group	Securities	Corporate	Total
Revenue	$7,237,000	$1,416,000	$-	$-	$-	$8,653,000
Depreciation and amortization	307,000	319,000	556,000	-	153,000	1,335,000
Interest expense	39,000	2,000	1,000	67,000	(17,000)	126,000
Stock based compensation	1,000	-	-	-	(16,000)	(15,000)
Net income (loss) from continuing operations	283,000	(7,785,000)	(1,308,000)	(231,000)	(5,746,000)	(14,787,000)
Capital expenditures	1,202,000	6,000	-	6,565,000	55,000	7,828,000
Identifiable assets	29,463,000	44,772,000	53,717,000	10,939,000	52,270,000	191,161,000

Six Months Ended June 30, 2020	Packaging and Printing	Direct Marketing	Biohealth Group	Securities	Corporate	Total
Revenue	$5,438,000	$1,078,000	$-	$-	$-	$6,516,000
Depreciation and amortization	418,000	-	-	-	155,000	573,000
Interest expense	55,000	-	-	-	18,000	73,000
Stock based compensation	8,000	-	-	-	46,000	54,000
Net income (loss) from continuing operations	86,000	179,000	-	-	(1,941,000)	(1,676,000)
Capital expenditures	76,000	-	-	-	4,000	80,000
Identifiable assets	9,715,000	1,411,000	-	-	13,022,000	24,148,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended June 30, 2021
Packaging Printing and Fabrication	$3,336,000
Commercial and Security Printing	40,000
Total Printed Products	$3,376,000

Three months ended June 30, 2020
Packaging Printing and Fabrication	$2,103,000
Commercial and Security Printing	169,000
Total Printed Products	$2,272,000

Six months ended June 30, 2021
Packaging Printing and Fabrication	$7,056,000
Commercial and Security Printing	181,000
Total Printed Products	$7,237,000

Six months ended June 30, 2020
Packaging Printing and Fabrication	$5,067,000
Commercial and Security Printing	371,000
Total Printed Products	$5,438,000

Direct Marketing

Three months ended June 30, 2021
Direct Marketing Internet Sales	$809,000
Total Direct Marketing	$809,000

Three months ended June 30, 2020
Direct Marketing Internet Sales	$506,000
Total Direct Marketing	$506,000

Six months ended June 30, 2021
Direct Marketing Internet Sales	$1,416,000
Total Direct Marketing	$1,416,000

Six months ended June 30, 2020
Direct Marketing Internet Sales	$1,078,000
Total Direct Marketing	$1,078,000

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

Overview

Document Security Systems, Inc. (the “Company of DSS”) operates seven (7) business lines through seven (7) DSS subsidiaries located around the globe.

Of the seven subsidiaries, two of those have historically been the core subsidiaries of the Company: (1) Premier Packaging Corporation (“Premier Packaging”), and (2) DSS Technology Management, Inc. (“IP Technology”). Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions designed to provide functionality, marketability, and sustainability to product packaging while providing counterfeit protection and consumer engagement platform. IP Technology Management Inc., manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. In 2020, under its (3) Decentralize Sharing Systems, Inc. subsidiary, created a fourth business segment, Direct Marketing/Online Sales Group. This group provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing.

In addition to the three subsidiaries listed above, in 2019 and early 2020, DSS has created four new, wholly owned subsidiaries. (4) DSS Blockchain Security, Inc., a Nevada corporation, specializes in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (5) DSS Securities, Inc., a Nevada corporation, was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) DSS BioHealth Security, Inc., a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the bio-health and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (7) DSS Secure Living, Inc., a Nevada Corporation, develops top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. The activity in DSS Blockchain and DSS Secure Living has been minimal or in various start-up or organizational phases.

On March 3, 2020, the Company, via its subsidiary DSS Securities, entered into a share subscription agreement and loan arrangement with LiquidValue Asset Management Pte Ltd., AMRE Asset Management, Inc. and American Medical REIT Inc. under which it acquired a 52.5% controlling ownership interest in AMRE Asset Management Inc. (“AAMI”) which currently has a 93% equity interest in American Medical REIT Inc. (“AMRE”). AAMI is a real estate investment trust (“REIT”) management company that sets the strategic vision and formulate investment strategy for AMRE. It manages the REIT’s assets and liabilities and provides recommendations to AMRE on acquisition and divestments in accordance with the investment strategies. AMRE is a Maryland corporation, organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. AMRE was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. AMRE is planned to qualify as a Real Estate Investment Trust for federal income tax purposes, which will provide. AMRE’s investors the opportunity for direct ownership of Class A licensed medical real estate. On June 18, 2021, DSS Securities, entered into a stock purchase agreement with AMRE to acquire 264,525 Class A Common Shares of AMRE at a per share price of $10, for a total consideration of $2,645,250. The additional 264,525 Class A Common Shares acquired increases the Company’s total equity interest in AMRE to approximately 93%.

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

On October 7, 2020, DSS Securities took part in an initial public offering of Presidio Property Trust, Inc. (“Presidio”), a Maryland corporation, that invests primarily in commercial properties, such as office, industrial and retail properties, as well as in residential across the United States. As part of this offering, we purchased 200,000 shares of Presidio’s Series A Common Stock at $5.00 per share for a total purchase price of $1,000,000.

Effective December 9, 2020, Impact BioMedical entered into an exclusive distribution agreement with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), which is focused on manufacturing natural probiotics. Under the terms of this distribution agreement, Impact BioMedical will directly market, advertise, promote, distribute and sell certain BioMed products to resellers. The products to be distributed by Impact BioMedical include BioMed’s PGut Premium ProbioticsTM, PGut Allergy ProbioticsTM, PGut SupremeSlim ProbioticsTM, PGut Kids ProbioticsTM, and PGut Baby ProbioticsTM. Under the terms of the ten-year distribution agreement, Impact BioMedical will have exclusive rights to distribute the products within the United States, Canada, Singapore, Malaysia, and South Korea and non-exclusive distribution rights in all other countries.

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

On March 1, 2021, Decentralized Sharing Systems, Inc. (“Decentralized”) announced that it increased its investment in Sharing Services Global Corporation (“Sharing Services” or “SHRG”), a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note dated April 5, 2021. Decentralized’s financing was made as an investment that would help accelerate Sharing Services sales and growth, as well as international expansion, with the expectation that such capital reserves would help make Sharing Services a dominant player in the global marketplace over the next two years. It was reported that the new $30 million investment would have the potential to exponentially increase Sharing Services sales channels and substantially expand its product portfolio, and to position Sharing Services to capitalize on consolidation and roll up opportunities of other direct selling companies. In the joint announcement, Sharing Services reported that the additional funding would now allow it to accelerate its global expansion with a direct focus on the Asian markets, and specifically in countries such as South Korea, Japan, Hong Kong, China, Singapore, Taiwan, Thailand, Malaysia, and the Philippines. In accordance with the April 5, 2021 convertible promissory note, SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. As of June 30, 2021, the Company held 91,207,378 class A common shares equating to a 46.7% ownership interest in SHRG with aggregate fair value of the Company’s investment in SHRG at June 30, 2021 of approximately $12,769,000. The Company, via three (3) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Heng Fai Ambrose Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

On March 15, 2021, the Company, through one of its subsidiaries, DSS BioMedical International, Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. In addition, under the terms of the Agreement, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”) to acquire the Seller’s wholly owned subsidiary Impact Oncology PTE Ltd for the purchase price of $2,480,000 to effectively purchase ownership of 2,480,000 shares of common stock of Vivacitas.. This agreement includes an option to purchase an additional 250,000 shares of common stock. As a result of these two transactions, which were closed on March 21, 2021 and March 29, 2021, respectively, the Company owns an approximate 15.7% equity position in Vivacitas. The Seller’s largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Company’s board of directors and its largest shareholder. On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1, increasing the Company’s equity position in Vivacitas to 19.3%.

On April 21, 2021, the Company announced its wholly owned subsidiary, Premier Packaging Corporation’s intentions to relocate from its current 48,000 square-foot manufacturing facility from Victor, NY to a new 105,000 square-foot facility in the Town of Henrietta, NY approximately 15 miles from its Victor location by the end of 2021. In connection with this relocation, Premier Packaging has entered into an agreement to sell its current Victor location with the anticipated closing date of January 31, 2022.

On May 13, 2021, Sentinel Brokers, LLC., a subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel

On May 19, 2021, the Company announced that its wholly owned subsidiary, DSS PureAir, Inc., a Texas corporation (“DSS PureAir”), closed on a Securities Purchase Agreement with Puradigm LLC, a Nevada limited liability corporation (“Puradigm”). Pursuant to the terms of the Securities Purchase Agreement, DSS PureAir agreed to provide Puradigm a secured convertible promissory note in the maximum principal amount of $5,000,000.00 (the “Puradigm Note”). The Puradigm Note has a two year term with interest at 6.65% payable quarterly. All, or part of the Puradigm Note principal balance can be converted at the sole discretion of DSS PureAir for up to an 18% membership interest in Puradigm LLC. The Puradigm Note is secured by all the assets of Puradigm under a security agreement with Puradigm.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site in Shelton, Connecticut (See Note 7). In accordance with Topic 805, the acquisition of the medical acquired has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. This property was appraised at approximately $7,150,000, of which $6,027,000 and $815,000 was allocated to the facility and land respectively. Also include in the value of the property is $308,000 of intangible assets with an estimated useful life of 11 years. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of June 30, 2021, no liability has been recorded for this earnout as management determined it is currently remote.

The four reporting segments are as follows:

Premier Packaging: (“Premier”) The Company’s consumer packaging and security printing group is coordinated by the wholly owned subsidiary, Premier Packaging Corporation, a New York corporation. Premier operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. Premier is currently located in Victor, NY and serves the US market.

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

Securities and Fintech Group: (“Securities”) Securities was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. This group is headquartered in Huston, Texas.

Direct Marketing/Online Sales Group: (“Direct” or “DM”) Led by the holding corporation, Decentralize Sharing Systems, Inc. (“Decentralized”, this group provides services to assist companies in the emerging growth gig business model of peer-to-peer direct marketing. Direct specializes in marketing and distributing its products and services through its subsidiaries, partner networks, and online marketplaces. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. Over the past 18 months, Direct has made substantial investments in acquiring marketing software, product opportunities, and operational capabilities in this marketplace. Additionally, it has acquired and developed an independent contractor sales force. It has also made substantial investments into other direct marketing companies, including its investment and partnership with Sharing Services Global Corporation (OTCQB: SHRG) (“Sharing Services” or “SHRG”), which as of June 30, 2021, Decentralized owned approximately 47% of the outstanding shares of Sharing Services. Currently, Direct and SHRG operate offices in USA, Canada, Hong Kong, Singapore, S. Korea, Australia, New Zealand, Malaysia, and Singapore, with additional offices or presence being added monthly. Decentralized sharing systems’ mission is to become the leading direct sales platform, training, developing and empowering leaders on a global scale to achieve maximum human and economic potential.

Results of operations for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue

	Three months ended June 30, 2021	Three months ended June 30, 2020	% Change	Six months ended June 30, 2021	Six months ended June 30, 2020	% Change
Revenue
Printed products	$3,376,000	$2,272,000	49%	$7,237,000	$5,438,000	33%
Direct marketing	809,000	506,000	60%	1,416,000	1,078,000	31%

Total Revenue	$4,185,000	$2,778,000	51%	$8,653,000	$6,516,000	33%

For the three and six months ended June 30, 2021, total revenue increased 51% and 33% respectively, as compared to the three and six months ended June 30, 2020. Revenues from the sale of Printed products increased 49%, and 33% during the three and six months ended June 30, 2021, respectively, as compared to the same period in 2020, primarily due to an increase in packaging sales due to the addition of new customers and existing customers return to pre-Covid 19 operations. Direct marketing revenue increase illustrates the Company’s continued expansion into the direct marketing industry and its associated opportunities.

Costs and expenses

	Three months ended June 30, 2021	Three months ended June 30, 2020	% Change	Six months ended June 30, 2021	Six months ended June 30,2020	% Change
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	$3,042,000	$1,729,000	76%	$6,330,000	$4,302,000	47%
Sales, general and administrative compensation	4,609,000	749,000	515%	6,337,000	1,393,000	355%
Depreciation and amortization	821,000	273,000	201%	1,335,000	573,000	133%
Professional fees	1,235,000	692,000	78%	2,205,000	1,272,000	73%
Stock based compensation	(30,000)	47,000	-164%	(15,000)	54,000	-128%
Sales and marketing	896,000	340,000	164%	1,570,000	664,000	136%
Rent and utilities	75,000	78,000	-4%	108,000	178,000	-39%
Research and development	211,000	-	N/A	455,000	-	N/A
Other operating expenses	381,000	133,000	186%	774,000	317,000	144%

Total costs and expenses	$11,240,000	$4,041,000	178%	$19,099,000	$8,753,000	118%

Costs of revenue, exclusive of depreciation and amortization includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. Costs of goods sold increased 76% and 47% for the three and six months ended June 30, 2021, respectively as compared to the same periods in 2020. This increase is driven primarily by an increase in manufacturing costs associated with the products sold as part of our Direct Marketing, and Packaging and Printing segments, in particular, increases in freight and overhead costs.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 515% and 355% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2020, primarily due to changes in headcount year over year associated with addition of our Direct Marketing and BioHealth business segments, and performance bonus accruals approximating $4,574,000.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three and six months ended June 30, 2021, depreciation and amortization expense increased 201% and 133% respectively as compared to the same periods in 2020 due to sale and disposal of assets and amortization on newly acquired intangibles assets.

Professional fees increased 78% and 73% respectively during the three and six months ended June 30, 2021, as compared to the same periods in 2020, mostly due to increases in legal services related to the Direct Marketing business segment, and yearly audit fees.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 164% and 128% respectively during the three and six ended June 30, 2021 as compared to the same periods in 2020, driven by the expiration of options awarded to employees no longer with the company

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses increased 164% and 136% respectively during the three and six months ended June 30, 2021, as compared to the same periods in 2020, resulting from an increase in commissions paid to brokers associated with the Company’s Direct Marketing segment.

Rent and utilities decreased by 4% and of 39% respectively during the three and six months ended June 30, 2021, as compared to the same period in 2020, primarily due to a decrease in facilities maintenance costs and utilities for the Company. This was offset by a new facility lease in Houston, Texas started during the first quarter of 2021.

Research and development costs increased $211,000 and $455,000 during the three and six months ended June 30, 2021 respectively as compared to the same period in 2020 due to the acquisition of Impact Biomedical, Inc. in 2020 and the related costs for continued research and development of the acquired product formulations.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three and six months ended June 30, 2021, other operating expenses increased 191% and 186% respectively as compared to the same period in 2020 due to increased software costs associated with enhancements to the Company’s ERP system as well as new software implement as part of the Company’s Direct Marketing segment and increased D&O insurance.

Other Income (Expense)

	Three months ended June 30, 2021	Three months ended June 30, 2020	% Change	Six months ended June 30, 2021	Six months ended June 30,2020	% Change
Other Income (Expense)
Interest Income	$1,485,000	$27,000	5400%	$1,537,000	$50,000	2974%
Other Income	250,000	-	N/A	250,000	-	N/A
Interest Expense	(106,000)	(42,000)	152%	(126,000)	(73,000)	73%
Loss on equity method investment	(332,000)	-	N/A	(911,000)	-	N/A
(Loss) gain on investments	(6,821,000)	580,000	-1276%	(7,898,000)	584,000	-1452%
Gain/(Loss) on extinguishment of debt	-	-	N/A	116,000	-	N/A

Total other income	$(5,524,000)	$565,000	1078%	$(7,032,000)	$561,000	1353%

Interest income is recognized on the Company’s money markets as well as the accretion of the discount on convertible notes receivable identified in Note 3.

Other income represents recognition of amortization of note origination fees.

Interest expense increased 152% and 73% during the three and six months ended June 30, 2021 respectively, as compared to the same period in 2020, due to increasing debt balances.

Unrealized loss on equity investment Loss from equity method investment is driven by the Company’s prorated portion of Sharing Services Global Corp’s earnings for the three and six months ended June 30, 2021.

(Loss) gain on investments consists of realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment. For the three and six months ended June 30, 2021, $509,000 and $519,000 respectively, realized loss was recorded. Also unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment driven by unrealized losses on Alset International Limited of approximately $967,000 for six months ended June 30, 2021. Also included are the loss of approximately $6,589,000 on warrants which are recognized as the change in option value of warrants held at June 30, 2021 (See Note 6).

Gain on extinguishment of debt in April 2020, AAMI received funds from the SBA Paycheck Protection Program of $116,000. As of January 8, 2021, this note was forgiven in full.

Net Loss

	Three months ended June 30, 2021	Three months ended June 29, 2020	% Change	Six months ended June 30, 2021	Six months ended June 30,2020	% Change

Loss from continuing operations	$(10,725,000)	$(698,000)	-1437%	$(14,787,000)	$(1,676,000)	-782%

Income (loss) from discontinued operations	2,079,000	(208,000)	1100%	2,129,000	(1,197,000)	278%
Net loss	$(8,646,000)	$(906,000)	-854%	$(12,658,000)	$(2,873,000)	-341%

For the three and six months ended June 30, 2021, the Company recorded net loss from continuing operations of $10,725,000 and $14,787,000 respectively, as compared to a net loss of $698,000 and $1,676,000 during the same periods in 2020. The increase in net loss during the three and six months ended June 30, 2021 as compared to the same periods in 2020 primarily reflect the company’s unrealized losses on its marketable securities, and warrants, increased costs associated with new business lines, as well as increases in performance based compensation. The gain from continuing operations for the three and six months ended June 30, 2021 is inclusive of a $2,079,000 and 2,129,000 respectively, income tax benefit as compared to the losses of $208,000 and $1,197,000 for the three and six months ended June 30, 2020. Our effective tax rate for the six month periods ended June 30, 2021 is 17.3%. There was no tax provision for June 30, 2020 due to the expected tax benefit from net operating losses (NOLs) being fully offset by an increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of June 30, 2021, the Company had cash of approximately $65.6 million. As of June 30, 2021, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2020 describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2021, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 which remained as of June 30, 2021, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2021 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

10.1	Securities Purchase Agreement, by and among, Sharing Services Global Corporation, and Decentralized Sharing Systems, Inc., dated April 5, 2021 (incorporated by reference to exhibit 1.1 to Form 8-K, filed with the Commission on April 9, 2021
10.2	Convertible Promissory Note, dated April 5, 2021 (incorporated by reference to exhibit 10.2 to Form 8-K filed with Commission on April 9, 2021)
10.3	Stock Purchase Agreement between Proof Authentication Corporation and Document Security Systems, Inc. dated May 7, 2021 Relating to the Purchase and Sale of 100% of the Shares of DSS Digital Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on May 11, 2021)
10.4	Underwriting Agreement between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to Form 8-K filed with the Commission on June 17, 2021)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SECURITY SYSTEMS, INC.

August 23, 2021	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

August 23, 2021	By:	/s/ Todd D. Macko
Todd D. Macko
Interim Chief Financial Officer

