Form 10-Q
period 2021-09-30
DSS, INC.
filed 2021-11-18
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______ .

001-32146
Commission file number

DSS, INC.
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

As of October 20, 2021, there were 79,745,886 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

As of

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$69,137,000	$5,183,000
Restricted cash	350,000	-
Accounts receivable, net	2,774,000	3,589,000
Inventory	3,535,000	1,955,000
Assets held for sale - discontinued operations	-	531,000
Current portion of notes receivable	19,716,000	-
Prepaid expenses and other current assets	1,469,000	1,192,000
Total current assets	96,981,000	12,450,000

Property, plant and equipment, net	6,396,000	4,100,000
Investment in real estate, net	6,495,000	-
Other investments	11,337,000	1,788,000
Investment, equity method	16,107,000	12,234,000
Marketable securities	9,207,000	9,136,000
Notes receivable	4,483,000	537,000
Non-current assets held for sale - discontinued operations	-	790,000
Other assets	409,000	384,000
Right-of-use assets	198,000	182,000
Deferred tax asset, net	283,000	-
Goodwill	43,807,000	26,862,000
Other intangible assets, net	23,373,000	23,456,000
Total assets	$219,076,000	$91,919,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,948,000	$1,457,000
Accrued expenses and deferred revenue	9,555,000	5,260,000
Other current liabilities	415,000	1,435,000
Current liabilities held for sale - discontinued operations	-	275,000
Current portion of lease liability	122,000	167,000
Current portion of long-term debt, net	498,000	278,000
Total current liabilities	12,538,000	8,872,000

Long-term debt, net	6,664,000	1,976,000
Long term lease liability	75,000	15,000
Non-current liabilities held for sale - discontinued operations	-	505,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	-	3,499,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, shares issued and outstanding (43,000 on December 31, 2020); Liquidation value $1,000 per share, $- aggregate. $43,000,000 on December 31, 2020).	-	1,000
Common stock, $.02 par value; 200,000,000 shares authorized, 79,745,886 shares issued and outstanding (5,836,000 on December 31, 2020)	1,594,000	116,000
Additional paid-in capital	294,682,000	174,380,000
Non-controlling interest in subsidiary	23,395,000	3,430,000
Accumulated deficit	(120,379,000)	(101,382,000)
Total stockholders’ equity	199,292,000	76,545,000

Total liabilities and stockholders’ equity	$219,076,000	$91,919,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Printed products	$3,416,000	$2,971,000	$10,652,000	$8,409,000
Rental income	184,000	-	184,000	-
Direct marketing	966,000	715,000	2,382,000	1,793,000
Total revenue	4,566,000	3,686,000	13,218,000	10,202,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	3,184,000	2,566,000	9,513,000	6,869,000
Selling, general and administrative (including stock-based compensation)	6,188,000	3,449,000	17,621,000	7,327,000
Depreciation and amortization	739,000	244,000	2,075,000	812,000
Total costs and expenses	10,111,000	6,259,000	29,209,000	15,008,000
Operating loss	(5,545,000)	(2,573,000)	(15,991,000)	(4,806,000)

Other income (expense):
Interest income	1,593,000	10,000	3,130,000	61,000
Other income	325,000	-	575,000	-
Interest expense	(31,000)	(29,000)	(157,000)	(102,000)
Gain on extinguishment of debt	-	-	116,000	-
(Loss) gain on investments	(2,996,000)	7,782,000	(10,894,000)	8,366,000
Loss on equity method investment	(1,645,000)	-	(2,556,000)	-
Amortization of deferred financing costs and debt discount	-	(8,000)	-	(8,000)
(Loss) income from continuing operations before income taxes	(8,299,000)	5,182,000	(25,777,000)	3,511,000

Income tax benefit	1,624,000	-	4,315,000	-
(Loss) income from continuing operations	(6,675,000)	5,182,000	(21,462,000)	3,511,000
Income (loss) from discontinued operations, net of tax	-	(240,000)	2,129,000	(1,442,000)
Net (loss) income	(6,675,000)	4,942,000	(19,333,000)	2,069,000

Loss from continuing operations attributed to noncontrolling interest	77,000	126,000	336,000	307,000

Net (loss) income attributable to common stockholders	(6,598,000)	5,068,000	(18,997,000)	2,376,000

(Loss) earnings per common share – continuing operations:
Basic	$(0.09)	$1.16	$(0.50)	$1.36
Diluted	$(0.09)	$0.68	$(0.50)	$0.98

(Loss) earnings per common share - discontinued operations:
Basic	$-	$(0.05)	$0.05	$(0.51)
Diluted	$-	$(0.03)	$0.05	$(0.37)

Shares used in computing loss (earnings) per common share:
Basic	71,157,697	4,582,374	42,015,662	2,811,336
Diluted	71,157,697	7,805,629	42,015,662	3,893,597

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2021	2020
Cash flows from operating activities:
Net (loss) income from continuing operations	$(21,462,000)	$3,511,000
Adjustments to reconcile net (loss) income from continuing operations to net cash used by operating activities:
Depreciation and amortization	2,075,000	812,000
Stock based compensation	74,000	181,000
Loss on equity method investment	2,556,000	-
Loss (gain) on investments	10,894,000	(8,365,000)
Gain on extinguishment of debt	(116,000)	-
Deferred tax benefit	(4,315,000)	-
Accretion of debt discount, origination fee and prepaid interest	(2,287,000)
Decrease (increase) in assets:
Accounts receivable	829,000	716,000
Inventory	(1,580,000)	(1,147,000)
Prepaid expenses and other current assets	(277,000)	(678,000)
Other assets	(25,000)	1,321,000
Increase (decrease) in liabilities:
Accounts payable	432,000	(99,000)
Accrued expenses	1,808,000	43,000
Other liabilities	(1,054,000)	859,000
Net cash used by operating activities	(12,448,000)	(2,846,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,816,000)	(99,000)
Purchase of real estate	(6,565,000)	-
Purchase of investment	(19,026,000)	(100,000)
Purchase of marketable securities	(8,789,000)	(6,581,000)
Acquisition of American Pacific Bancorp, Inc.	1,235,000
Purchase of equity investment	(1,276,000)	-
Sale of marketable securities	9,185,000	-
Note receivable investment	(24,048,000)	(574,000)
Purchase of intangible assets	(1,115,000)	111,000
Net cash used by investing activities	(53,215,000)	(7,243,000)

Cash flows from financing activities:
Payments of long-term debt	(1,893,000)	(144,000)
Borrowings of long-term debt	7,102,000	1,272,000
Payments of revolving lines of credit, net	-	(500,000)
Deferred financing fees	(186,000)	-
Issuances of common stock, net of issuance costs	121,737,000	20,149,000
Net cash provided by financing activities	126,760,000	20,777,000

Cash flows from discontinued operations:
Cash provided (used) by discontinued operations	207,000	(438,000)
Cash provided by investing activities	3,000,000	876,000
Cash used by financing activities	-	(577,000)
Net cash provided (used) by discontinued operations	3,207,000	(139,000)

Net increase in cash	64,304,000	10,549,000
Cash, cash equivalents, and restricted cash at beginning of period	5,183,000	1,096,000

Cash, cash equivalents, and restricted cash at end of period	$69,487,000	$11,645,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common		Preferred		Additional	Non- controlling
	Stock Shares	Amount	Stock Shares	Amount	Paid-in Capital	Interest in Subsidiary	Accumulated Deficit	Total

Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$3,430,000	$(101,382,000)	$76,545,000

Issuance of common stock, net	21,834,000	436,000	-	-	60,632,000	-	-	61,068,000
Stock based payments, net of tax effect	-	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	(31,000)	(3,981,000)	(4,012,000)
Balance, March 31, 2021	27,670,000	$552,000	43,000	$1,000	$235,027,000	$3,399,000	$(105,363,000)	$133,616,000

Issuance of common stock, net	33,350,000	668,000	-	-	45,080,000	-	-	45,748,000
Stock based payments, net of tax effect	-	-	-	-	(30,000)	-	-	(30,000)
Conversion of preferred stock	6,570,000	131,000	(43,000)	(1,000)	(130,000)	-	-	-
Net loss	-	-	-	-	-	(228,000)	(8,418,000)	(8,646,000)
Balance, June 30, 2021	67,590,000	$1,351,000	-	$-	$279,947,000	$3,171,000	$(113,781,000)	$170,688,000

Issuance of common stock, net	12,156,000	243,000	-	-	14,722,000	-	-	14,965,000
Stock based payments, net of tax effect	-	-	-	-	13,000	-	-	13,000
Acquisition of American Pacific Bancorp	-	-	-	-	-	20,301,000	-	20,301,000
Net loss	-	-	-	-	-	(77,000)	(6,598,000)	(6,675,000)
Balance, September 30, 2021	79,746,000	$1,594,000	-	$-	$294,682,000	$23,395,000	$(120,379,000)	$199,292,000

Balance, December 31, 2019	1,206,000	$24,000	-	-	$115,560,000	-	$(103,281,000)	$12,303,000

Issuance of common stock, net	863,000	18,000	-	-	4,036,000	-	-	4,054,000
Stock based payments, net of tax effect	-	-	-	-	28,000	-	-	28,000
Net loss	-	-	-	-	-	(67,000)	(1,900,000)	(1,967,000)
Balance, March 31, 2020	2,069,000	$42,000	-	$-	$119,624,000	$(67,000)	$(105,181,000)	$14,418,000

Issuance of common stock, net	896,000	17,000	-	-	6,168,000	-	-	6,185,000
Stock based payments, net of tax effect	30,000	1,000	-	-	266,000	-	-	267,000
Net loss	-	-	-	-	-	(114,000)	(792,000)	(906,000)
Balance, June 30, 2020	2,995,000	$60,000	-	-	$126,058,000	$(181,000)	$(105,973,000)	$19,964,000

Issuance of common stock, net	2,159,000	43,000	-	-	13,045,000	-	-	13,088,000
Issuance of preferred stock, net	-	-	47,000	1,000	35,187,000	-	-	35,188,000
Stock based payments, net of tax effect	20,000	-	-	-	133,000	-	-	133,000
Net (loss) income	-	-	-	-	-	(126,000)	5,068,000	4,942,000
Balance, September 30, 2020	5,174,000	$103,000	47,000	$1,000	$174,423,000	$(307,000)	$(100,905,000)	$73,315,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The Company, incorporated in the state of New York in May 1984 has conducted business in the name of Document Security Systems, Inc. On September 16, 2021, the board of directors approved an agreement and plan of merger with a wholly-owned subsidiary, DSS, Inc. (a New York corporation, incorporated in August 2020), for the sole purpose of effecting a name change from Document Security Systems, Inc. to DSS, Inc. This change became effective on September 30, 2021. DSS, Inc. maintained the same trading symbol “DSS” and updated its CUSIP number to 26253C 102.

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Premier Packaging, (2) IP Monetization, (3) Direct Marketing/Online Sales Group, (4) Blockchain Technology, (5) Securities and Fintech Group, (6) BioHealth Group, (7) Secure Living, (8) Energy Group, and (9) Investment Banking. Each of these business lines are in different stages of development, growth, and income generation.

Of the nine business lines, two of the those have historically been the led by core subsidiaries of the Company: (1) Premier Packaging Corporation (“Premier Packaging”), and (2) DSS Technology Management, Inc. (“IP Monetization”). Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves, and complex 3-dimensional direct mail solutions designed to provide functionality, marketability, and sustainability to product packaging while providing counterfeit protection and consumer engagement platform. DSS Technology Management Inc., manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. The activities surrounding our IP Technology Management segment have significantly decreased. In 2020, under its (3) Decentralize Sharing Systems, Inc. (“Decentralized”) subsidiary, the Company created a third business segment, Direct Marketing/Online Sales Group (“Direct”). This group provides services to assist companies in the growing gig economic business model of peer-to-peer direct marketing. Direct specializes in marketing and distributing its products and services through its subsidiaries, partner networks, and online marketplaces. Products include health and wellness for personal care, healthy living and lifestyle, and travel. Direct will also help to support the direct selling industry by offering services to its piers that streamline operations, enhance financing, and provide back-end business continuity.

In addition to the three business lines and subsidiaries listed above, in 2020 and 2021, DSS has created four new business lines, and wholly owned subsidiaries. (4) Blockchain Technology, led by DSS Blockchain Security, Inc (“DSS Blockchain”)., a Nevada corporation, specializes in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (5) Securities and Fintech, led by DSS Securities, Inc. (“DSS Securities”), a Nevada corporation, was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) BioHealth Group, led by DSS BioHealth Security, Inc. (“DSS BioHealth”), a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the bio-health and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (7) Secure Living, led by DSS Secure Living, Inc. (“DSS Secure Living”), a Nevada Corporation, will develop top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. The activity in DSS Blockchain and DSS Secure Living has been minimal or in various start-up or organizational phases. (8) Energy Group, organized under the Company’s subsidiary Alset Energy, Inc., a Texas corporation, has been established to help lead the Company’s clean energy future with a focus on environmental responsibility and sustainability measures. (9) Investment Banking, created in September 2021 as part of the Company’s acquisition of American Pacific Bancorp. Inc., a Texas corporation, is organized for the purposes of being a financial network holding company, focused on providing commercial loans and acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

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

Impact BioMedical strives to leverage its scientific know-how and intellectual property rights to provide solutions that have been plaguing the biomedical field for decades. By tapping into the scientific expertise of its partners, Impact BioMedical has undertook a concerted effort in the research and development (R&D), drug discovery and development for the prevention, inhibition, and treatment of neurological, oncological, and immune related diseases.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp, Inc. (“APB”), which provided for an investment of $40,000,200 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS became the majority owner of APB. (see Note 5).

On September 13, 2021, the Company finalized a shareholder agreement and joint venture between its subsidiary, DSS Financial Management, Inc. (“DFMI”) and HR1 Holdings Limited (“HR1”), a company incorporated in the British Virgin Islands, for the purpose to operate a vehicle for private and institutional investors seeking a highly liquid investment fund with attractive risk adjusted returns relative to market unpredictability and volatility. Under the terms of this agreement, 4000 shares or 40% of the Company’s subsidiary Liquid Asset Limited Management Limited (“LVAM”), a Hong Kong company was transferred to HR1 whereas at the conclusion of the transaction DFMI would own 60% of LVAM and HR1 would own 40%. LVAM executes within reliable platforms and broad market access and uses proprietary systems and algorithms to trade liquid exchange-traded funds (ETFs), stocks, futures or crypto. Aimed at providing consistent returns while offering the unique ability to liquidate the portfolio within 5 to 10 minutes under normal market conditions, LVAM provides an array of advanced tools and products enabling customers to explore multiple opportunities, strengthen and diversify their portfolios, and meet their individual investing goals. LVAM had minimal activity at September 30, 2021, which have been consolidated into the accompanying financial statements.

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

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2020, have been reclassified to conform to current period presentation.

Restricted cash – Amounts included in restricted cash at September 30, 2021, represents customer deposits placed in escrow with a subsidiary of the Company, Alset Title, Inc., in connection with potential real estate acquisitions.

Notes receivable, unearned interest, and related recognition - The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes receivable on the consolidated balance sheet as current or long-term based on the maturity date of the underlying notes. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan.

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

Related Party Liabilities – On April 1, 2020 the Company’s HWH World, Inc subsidiary has a service agreement with HWH Korea, a subsidiary of Alset International Limited (“Alset Intl.”) (formally Singapore eDevelopment Limited). The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The Company also owns approximately 127,179,000 shares of Alset Intl, a company publicly listed on the Singapore Exchange Limited. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them for a fee of 2.5% of amounts collected. As of September 30, 2021, the Company had collected approximately $0 as compared to $1,100,000 as of December 31, 2020, on behalf of HWH Korea, which is included in Accrued expenses and deferred revenue on the consolidated balance sheet. There were no amounts outstanding to this related party at September 30, 2021.

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

(Loss) Earnings Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the nine months ended September 30, 2021, two customers accounted for 43% of our consolidated revenue. As of September 30, 2021, these two customers accounted for 73% of our consolidated trade accounts receivable balance. During the nine-months ended September 30, 2020, these two customers accounted for 37% of our consolidated revenue and 48% of our consolidated trade accounts receivable balance.

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

2. Revenue

The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company recognizes rental income associated with its REIT, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of September 30, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At September 30, 2021, the Company established a reserve for doubtful accounts of approximately $84,000 ($25,000 – December 31, 2020). The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of September 30, 2021.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 14 for disaggregated revenue information.

3. Notes Receivable

Century TBD Holdings, LLC

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of September 30, 2021, and December 31, 2020, this TBD Note had outstanding principal and interest of approximately $537,000. This asset was classified as Current portion of notes receivable on the consolidated balance sheet as September 30, 2021, and as Notes receivable on the consolidated balance sheet as of December 31, 2020. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement is expected to be finalized sometime during the fourth quarter of 2021.

GSX Group Limited

On February 8, 2021, the Company entered into a convertible promissory note (“GSX Note”) with GSX Group Limited (“GSX”), a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from date of issuance. The outstanding principal and interest as of September 30, 2021, approximated $821,000, and is classified as a Current Asset on the Consolidated Balance Sheets at September 30, 2021. The GSX Note shall be converted, at the Company’s option, into shares of GSX at the conversion price of $1.05 per share.

On February 3, 2021, USX Holdings Company, Inc., a subsidiary of the Company entered into a binding joint venture term sheet (“GSX JV”) for the creation of a USA based joint venture alternative trading system or exchange (“JV Exchange”). During the nine-months ended September 30, 2021, the Company and GSX finalized the terms of the JV Exchange.

Dustin Crum

On February 21, 2021, Impact BioMedical, Inc. a subsidiary of the Company, entered into a promissory note (“Crum Note”) with Dustin Crum (“ Mr. Crum”). The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until August 19, 2022, at which time all accrued interest and the entire remaining principal shall be due and payable in full. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of September 30, 2021, approximated $197,000 and is classified in current notes receivable on the accompanying consolidated balance sheets.

Sharing Services Global Corporation

On April 5, 2021, Decentralized Sharing Systems, Inc., a subsidiary of the Company entered into a convertible promissory note (“SHRG Note”) with Sharing Services Global Corporation (“SHRG”), a company registered in the state of Nevada. The Company loaned the principal sum of $30,000,000, with interest at a rate of 8%, and shall be due and payable in full on demand by the Company, or if the demand is not sooner made, April 5, 2024. The interest shall be prepaid annually in cash or Class A Common Shares. At any time during the term of the SHRG Note, at the sole discretion of the Company, the outstanding principal can be converted in whole or in part into whole shares of SHRG Class A Common Stock at a conversion rate of $0.20. The Company received a $3,000,000 loan origination fee associated with this note which has been recorded as an offset to the SHRG Note and will be amortized monthly in the amount of approximately $83,000 through the term of the SHRG Note. Accordingly, in April 2021, the SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year In addition, the Company received 150,000,000 warrants both issued and vested on April 5, 2021. These warrants have an exercise price of $0.22 and expire April 5, 2026. Under ASC 815 (“Topic 815”), the warrants received with the SHRG Note do not meet the definition of a derivative but do require treatment as an equity investment (See Note 6). Accordingly, the value of the note was allocated between current portion of notes receivable and other investments on the consolidated balance sheet. The SHRG Note was valued at $15,043,000 as of April 5, 2021, net of discount. As of September 30, 2021, the amortized value of the note approximates $16,830,000 and approximates fair value.

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

Sentinel Brokers Company, Inc.

On May 13, 2021, a subsidiary of the Company entered a revolving credit promissory note (“Sentinel Note”) with Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York. The Sentinel Note has an aggregate principal balance up to $600,000, to be funded at request of Sentinel. The Sentinel Note, which incurs interest at a rate of 6.65% is payable in areas until the principal is paid in full at the maturity date of May 13, 2023. As of September 30, 2021, there is $0 outstanding on the Sentinel Note. Also on May 13, 2021, the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel for the purchase price of $300,000. See Note 6.

Puradigm, LLC

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered into a convertible promissory note (“Puradigm Note”) with Puradigm, LLC (“Puradigm”), a company registered in the state of Texas. The Puradigm Note has an aggregate principal balance up to $5,000,000, to be funded at request of Puradigm. The Puradigm Note, which incurs interest at a rate of 6.5% due quarterly, has a maturity date of May 14, 2023. The Puradigm Note contains an options conversion clause that allows the Company to convert all, or a portion of all, into new issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of September 30, 2021, approximated $4,156,000. On October 8, 2021, the Company advanced an additional $400,000 toward the Puradigm Note.

Harris-Montgomery Counties Management District

On September 23, 2021, APB entered into refunding bond anticipatory note (“District Note”) with Harris-Montgomery Counties Management District (the “District”), which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 4.15% per annum. Principal and interest are due in full on September 22, 2022. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The District Note is included in current portion of notes receivable on the consolidated balance sheet at September 30, 2021.

4. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of September 30, 2021, and December 31, 2020:

	2021
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash, Cash Equivalents, and Restricted Cash	Marketable Securities	Investments
Cash and cash equivalents	$51,438,000	$-	$51,438,000	$51,438,000	$-	$-
Restricted cash	350,000	-	350,000	350,000	-	-
Level 1
Money Market Funds	17,699,000	-	17,699,000	17,699,000	-	-
Marketable Securities	6,608,000	2,599,000	9,207,000	-	9,207,000	-
Level 2
Warrants	15,657,000	(9,121,000)	6,536,000	-	-	6,536,000
Total	$91,752,000	$(6,522,000)	$85,230,000	$69,487,000	$9,207,000	$6,536,000

13

	2020
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investment
Cash and cash equivalents	$1,690,000	$-	$1,690,000	$1,690,000	$-	$-
Level 1
Money Market Funds	3,493,000	-	3,493,000	3,493,000	-	-
Marketable Securities	5,641,000	3,495,000	9,136,000	-	9,136,000	-
Level 2
Warrants	700,000	356,000	1,056,000	-	-	1,056,000
Total	$11,524,000	$3,851,000	$15,375,000	$5,183,000	$9,136,000	$1,056,000

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

Effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of September 30, 2021, this Note had outstanding principal and interest of approximately $898,000. Upon consolidation this Note is eliminated. AMRE entered into a $200,000 unsecured promissory note with LiquidValue Asset Management Pte Ltd (“LVAMPTE”). The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. See Note 7 for further details. LVAMPTE is majority owned subsidiary of Alset International Limited whose Chief Executive Office and largest shareholder is Heng Fai Ambrose Chan, the Chairman of the Board and largest shareholder of the Company.

On June 18, 2021, DSS Securities, entered into a stock purchase agreement with AMRE to acquire 264,525 Class A Common Shares of AMRE at a per share price of $10, for a total consideration of $2,645,250. The additional 264,525 Class A Common Shares acquired increases the Company’s total equity interest in AMRE to approximately 93%.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 7) for the purchase price of $7,150,000. In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land and tenant improvements respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life approximating 3 years. All assets were allocated on a relative fair value basis. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of September 30, 2021, no liability has been recorded for this earnout.

During the three- and nine-months ended September 30, 2021, AMRE had net losses of $545,000 and $778,000, respectively, of which $38,000 and $131,000, respectively is attributable to the non-controlling interest.

Impact BioMedical, Inc.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl (formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration of $50 million to acquire 100% of the outstanding shares of Impact. The acquisition was done to add assets and a foundation of products with international market opportunities and demand, and which can be structured into long- term scalable, reoccurring license revenue within the DSS BioHealth line of business. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company incurred approximately $295,000 in cost associated with the acquisition of Impact which were recorded as general and administrative expenses. As a result of the Share Exchange, Impact is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary and operating results of the acquisition are included in the Company’s financial statements beginning August 21, 2020. Impact BioMedical has several subsidiaries that are not wholly owned by Impact and have an ownership percentage ranging from 63.6% to 100%. During the three and nine months ended September 30, 2021, Impact has incurred approximately $657,000 and $1,964,000 respectively of net losses, of which $115,000 and $281,000 respectively of loss incurred is attributable to non-controlling interest. Although Impact historically, and to date has not generated any revenues, the acquisition of Impact meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

American Pacific Bancorp.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,000 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS owns approximately 53% of APB, and as a result its operating results will be included in the Company’s financial statements beginning September 9, 2021. The Company incurred approximately $36,000 in cost associated with the acquisition of APB which were recorded as general and administrative expenses. The acquisition of APB meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. Activity from September 9, 2021, to September 30, 2021, was not significant. The next largest shareholder of APB is Alset EHome International, Inc. (“AEI”). AEI’s Chairman and CEO, Heng Fai Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company. The CEO of the Company, Mr. Frank D. Heuszel, also has an approximate 2% equity position of APB.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of APB as if the acquisition took place on January 1. The pro forma consolidated results include the impact of certain adjustments.

	2021	2020
Revenue	$13,280,000	$10,233,000
Net (loss)/income	$(19,215,000)	$1,778,000
Basic (loss)/earnings per share	$(0.46)	$0.63
Diluted (loss)/earnings per share	$(0.46)	$0.46

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition of APB. The Company is in the process of completing valuations and useful lives for certain assets acquired in the transaction and the purchase price allocation will be completed with finalization of those valuations. We expect the preliminary purchase price accounting to be completed during the three months ending December 31, 2021. For the purposes of these financial statements, $16,945,000 and $20,301,000 of the purchase price has been allocated to Goodwill and Non-controlling interest in subsidiary, respectively, on the consolidate balance sheet at September 30, 2021. Net assets acquired were approximately $3,400,000 and included approximately $1,250,000 in cash, $1,900,000 in marketable securities, $330,000 in notes receivable and $101,000 of accounts payable and accrued liabilities. APB and the company in which APB owns marketable securities share a common director.

6. Investments

Alset International Limited (formally Singapore eDevelopment Limited)

The Company owns 127,179,311 shares or approximately 7% of the outstanding shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited as of September 30, 2021, and December 31, 2020. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of September 30, 2021, and December 31, 2020, was approximately $5,990,000 and $6,830,000 respectively. During the three months ended September 30, 2021, the Company recorded unrealized gain on this investment of approximately $127,000, and during the nine months ended September 30, 2021, the Company recorded an unrealized loss of approximately $839,000.

Sharing Services Global Corp. (“SHRG”)

As of and through September 30, 2020, the Company classified its investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, as detailed below, the Company obtained greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. The Company currently accounts for its investment in SHRG using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations.

On July 22, 2020, Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors, assigned a Stock Purchase and Share Subscription Agreement by and between Mr. Chan and SHRG, pursuant to which the Company purchased 30,000,000 shares of Class A common stock and 10,000,000 warrants to purchase Class A common stock for $3 million, causing the Company’s ownership in SHRG to exceed 20%. The warrants have an average exercise price of $0.20, immediately vested and may be exercised at any time commencing on the date of issuance and ending three years from such date. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through earnings. These warrants have been recorded at the fair value of $324,000 as of September 30, 2021, as compared to $1,056,000 at December 31, 2020 on the Company’s consolidated balance sheet and are included in “other investments” with the decrease representing an unrealized loss of $224,000 and $732,000 respectively during the three and nine months ended September 30, 2021.

As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9,192,000 which represents primarily intangible assets in the form of a distributor lists and goodwill arising from acquisitions. These intangible assets have been valued at approximately $1,148,000 and $8,044,000, respectively. The intangible asset arising from the distributor list has a five-year useful life. The Company has recorded amortization of $57,000 and $287,000 for the three- and nine-months ended September 30, 2021, respectively, on the consolidated statement of operations. On April 5, 2021, a subsidiary of the Company entered into a convertible promissory note (“SHRG Note”) with SHRG (see Note 3). The Company loaned the principal sum of $30,000,000. Accordingly, in April 2021, the SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. In addition, the Company received 150,000,000 warrants both issued and vested on April 5, 2021. These warrants have an exercise price of $0.22 and expire April 5, 2026. As of the date of issuance the warrants the consideration paid allocated to the warrants amounted to approximately $14,957,000. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through earnings. These warrants have been recorded at the fair value of $6,212,000 as of September 30, 2021, on the Company’s consolidated balance sheet and are included in “other investments” with the decrease representing an unrealized loss of $2,780,000 and $8,745,000, respectively, during the three- and nine-months ended September 30, 2021. As of September 30, 2021, the Company held 91,460,978 class A common shares equating to a 46.8% ownership interest in SHRG. SHRG change its fiscal year end from April 30 to March 31, and due to this change and the difference in fiscal year ends between the two companies, effective for the three- and nine-month ended September 30, 2021, DSS changed its previous election to recognized its portion of SHRG’s earnings and losses on a two-month lag as of June 30, 2021 and has elected to recognize its portion of SHRG’s earnings and losses on a three-month lag basis going forward and utilized SHRG’s three-month ended June 30, 2021, reported results to recognize a loss on the equity method investment of approximately $1,645,000. This change represents a change in accounting principle under ASC 250 “Accounting Changes and Error Corrections”. The aggregate fair value of the Company’s investment in SHRG at September 30, 2021 was approximately $8,688,000.

The following table represents SHRG operating results for the three-months ended June 30, 2021:

Net sales	$11,211,526
Gross profit	$7,857,716
Operating loss	$(2,021,069)
Loss before income taxes	$(2,800,118)
Income tax benefit	$747,889
Net loss	$(3,548,007)

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended March 31, 2021, and September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net income in BMIC during the three and nine months ended September 30, 2021, was not significant.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in this joint venture.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the three and nine months ended September 30, 2021.

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

On April 1, 2021, the Company entered into an additional stock purchase agreement with Vivacitas (“Vivacitas Agreement #2”), whereas Vivacities wished to employ the service of the Chief Business Officer of Impact Biomedical, and in return for the services of this individual, Vivacitas shall issue to the Company, the aggregate purchase price for the Class A Common Shares of Vivacitas at the value of $1.00 per share shall be $120,000 to be paid in twelve (12) equal monthly installments for the period between April 1, 2021 and March 31, 2022. As of September 30, 2021, the Company has received 60 Common A Shares of Vivacitas.

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to approximately 19% as of September 30, 2021.

Sentinel Brokers Company, Inc.

On May 13, 2021, a Sentinel Brokers, LLC., subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. During the three months ended September 30, 2021, the Company contributed and additional $750,000 capital into Sentinel, increasing its total capital investment to $1,050,000 as of September 30, 2021. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, as it currently owns 24.9% of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of Sentinel’s earnings and losses within our consolidated statement of operations. The Company recognized a gain on the equity method investment of approximately $11,000 for the three-months ended September 30, 2021, and a loss of $6,000 on the equity investment for the nine-months ended September 30, 2021.

Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

7. Short-Term and Long-Term Debt

Revolving Credit Lines - The Company’s subsidiary Premier Packaging Corporation (“Premier Packaging”) has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0%. This revolving line of credit was renewed and has a maturity date of May 31, 2021 and is renewable annually. This renewal was not exercised by Premier Packaging. As December 31, 2020, the revolving line had a balance of $0.

On July 26, 2017, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $1,200,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. Current maturities of long-term debt are based on an estimated 48-month amortization which will be adjusted upon conversion. As of December 31, 2020, the Term Note had a balance of $771,000. The Term Note was paid in full in July 2021.

Equipment Line of Credit - On July 31, 2020, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $900,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. With a maturity date of July 28, 2021, this equipment line is renewable annually. As of December 31, 2020, the loan had a balance of $0. Premier did not exercise its right to renew this line of credit.

Promissory Notes - On June 27, 2019, Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. As of December 31, 2020, the new, consolidated Promissory Note had a balance of $ $1,100,000. In July of 2021, Premier Packaging repaid this note in full.

The Citizens credit facilities to each of the Company’s subsidiaries, Premier Packaging, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2020, Premier Packaging was in compliance with the annual covenants.

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAMPTE. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As of December 31, 2020, accrued interest is included in the outstanding balance. If not paid sooner, the entire unpaid principal balance is due in full on March 2, 2022. As further incentive to enter into this Note, AMRE granted LVAMPTE warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). The value of the warrants is not considered to be material. The holder is a related party owned by the Chairman of the Company’s board of directors. As of September 30, 2021, the new promissory note, inclusive of unpaid interest, had a balance of $226,000.

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

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing in an amount not to exceed $3,200,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan. As of September 30, 2021, the outstanding principal on the BOA Note was $1,855,000 and had an interest rate of 2.42%.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5 year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. This agreement contains certain covenants that are analyzed on an annual basis, starting December 31, 2021. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site (See Note 5). Of the total financed, approximately $191,000 is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,699,000 recorded as long-term debt, net of $185,000 in deferred financing costs.

8. Lease Liability

The Company has operating leases predominantly for operating facilities. As of September 30, 2021, the remaining lease terms on our operating leases range from less than one to five years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of September 30, 2021.

Future minimum lease payments as of September 30, 2021, are as follows:

Maturity of Lease Liability

Totals
2021	$59,000
2022	88,000
2023	50,000
2024	4,000
2025	4,000
2026	2,000
Total lease payments	207,000
Less: Imputed Interest	(10,000)
Present value of remaining lease payments	$197,000

Current	$122,000
Noncurrent	$75,000

Weighted-average remaining lease term (years)	0.85

Weighted-average discount rate	5.4%

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

Additionally, on March 2, 2020, DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York where it was assigned Case No. 6:20-cv-06265-EAW. Mr. Ronaldi filed a motion seeking to compel DSS to advance his legal fees to defend the action, which motion was fully briefed as of June 30, 2020, and remains pending and undecided. On March 16, 2021, the Western District of New York granted Mr. Ronaldi’s motion to have his defense costs advanced to him during the pendency of the action as they are incurred. On March 26, 2021, Mr. Ronaldi applied to the court for reimbursement of $160,896 in legal fees. The Company has objected to the size of that bill as it was based on out-of-town billing rates and the result of an excessive number of hours spent on litigation. The parties now engaged in discovery, awaiting a decision on the Company’s objection to Mr. Ronaldi’s fee application. The parties engaged in court-ordered mediation on June 17, 2021, but the matter did not resolve. Following mediation, the Company moved to stay the federal court action pending the outcome of the state court action to avoid inconsistent rulings on common issues of law and fact. The motion to stay is pending. The Company intends to vigorously defend its position.

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

On March 30, 2021, Defendants DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel filed a motion to dismiss seeking to dismiss Maiden’s unjust enrichment, exemplary damages, and RICO claims against DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel, as well as Maiden’s fraudulent transfer claims against DSS and RBC International, Inc. On August 9, 2021, the Court then entered an order granting in part the motion to dismiss filed on behalf of DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel. Among other things, the Court held that Maiden failed to plausibly plead certain causes of action, including (1) the civil RICO claim against DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel, (2) the TUFTA claim against DSS, and (3) the unjust enrichment claim against DSS and RBC Life International, Inc. Notably, the Court declined the request to dismiss the TUFTA claim against RBC Life International, Inc. The Court granted Maiden leave to file an amended complaint. Maiden’s deadline to do so is Monday, September 6, 2021. The Company intends to vigorously defend its position. On September 3, 2021, Maiden filed its amended complaint, asserting a single cause of action against the DSS Defendants and RBC for an alleged TUFTA violation. Generally, Maiden is seeking the same relief requested in its original complaint. Maiden, however, has abandoned its request for treble damages. On September 17, 2021, the DSS Defendants filed a motion to dismiss the amended complaint seeking to dismiss Maiden’s TUFTA claim to the extent it seeks to avoid a transfer of assets owned by any of RBC’s subsidiaries, including but not limited to RBC Life Sciences USA, Inc. Further, the motion to dismiss also seeks the dismissal of Maiden’s TUFTA claim against Heuszel. The DSS Defendants’ motion to dismiss the amended complaint will be ripe for determination on or after October 22, 2021. Trial is currently set for December 5, 2022 on the Court’s two-week docket.

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

On September 3, 2021, DSS entered into a subscription agreement (the “AEI Subscription Agreement”) with AEI, which provided for an investment of up to $15,000,000 by AEI into the Company in exchange of an aggregate of 12,156,000 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the AEI Subscription Agreement, the shares were issued at a purchase price of $1.234 per share. Prior to this transaction, AEI indirectly held a significant investment in the Company through majority-owned subsidiaries. AEI’s Chairman and CEO, Heng Fai Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three and nine months ended September 30, 2021, the Company’s stock compensation approximated $13,000 and $42,000, respectively or less than $.01 basic and diluted loss per share.

On June 4, 2020, the Company entered into an agreement with an investor relations firm to provide services over a 14-month period in exchange for 21,000 shares of common stock. The shares were issued on the date of the agreement and were valued by the Company at $210,000. The value assigned to the shares is included in other assets on the accompanying consolidated balance sheets and will be expensed into marketing expense as it is earned. For the three- and nine-month period ending September 30, 2021, the Company recognized $15,000 and $105,000 respectively.

11. Discontinued Operations

On August 14, 2020, the Company entered into a final Asset Purchase Agreement and the Company terminated its production and office personnel and maintained only a few employees to assist in and facilitate the sale of its assets. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements.

The consideration paid to the Company under the Asset Purchase Agreement for the sale of the assets included a one-time cash payment of $683,000 and an additional contingent earn-out payment of an aggregate amount of up to $517,000 based on future quarterly gross revenue of the business to be conducted by the buyer with the sold assets. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable. As of September 30, 2021, the Company has recognized $390,000 of this earn out, all of which was recognized during the year ended December 31, 2020. The net effect of all assets disposed of resulted in a net loss of $111,000 to the third quarter 2020. These amounts are included in Loss from Discontinued Operations. Included in its Right-of-use assets is the lease of the Company’s facility in Brisbane, Ca. In April 2021, the Company terminated this lease with the landlord effective March 31, 2021, and therefore, wrote off the asset and corresponding liability associated with the lease at March 31, 2021. As of December 31, 2020, $744,000 was record as non-current asset held for sale – discontinued operations on the consolidated balance sheet. Also recorded was $240,000 of current liabilities held for sale – discontinued operations and $505,000 of non-current liabilities held for sale – discontinued operations. The Company has incurred $204,000 of cost associated with wind-down activities for the nine-months ended September 30, 2021.

The following table shows the results of operations of the discontinued operation.

Plastic Printing Professionals, Inc.

Consolidated Statements of Operations and Comprehensive Loss - Discontinued Operations

(unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020

Revenue:
Printed products	$243,000	$1,626,000
Total revenue	243,000	1,626,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	382,000	1,644,000
Selling, general and administrative (including stock-based compensation)	130,000	715,000
Depreciation and amortization	37,000	152,000
Impairment of goodwill	-	685,000
Total costs and expenses	549,000	3,196,000
Operating loss	(306,000)	(1,570,000)

Other income (expense):
Interest expense	(7,000)	(21,000)
Loss on sale of assets held for sale	(111,000)	(111,000)
Income (loss) before income taxes	(424,000)	(1,702,000)

Income tax expense (benefit)	-	-
Income (loss) from discontinued operations	(424,000)	(1,702,000)

On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc., the Company’s wholly-owned subsidiary (“DSS Digital”), to Proof Authentication Corporation (the “Buyer”) pursuant to a stock purchase agreement (the “Digital Purchase Agreement”). Pursuant to the terms of the Digital Purchase Agreement, the Buyer purchased DSS Digital for a purchase price of $5,000,000, consisting of $3 million in cash; $1.5 million in potential earn-out if certain performance targets are met during an earn-out period commencing on the one-year anniversary of the closing and ending the day before the six-year of the closing; and $0.5 million in trade credit or license fee rebates. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable which did not occur during the three- and nine-months ended September 30, 2021. Also, the Company has not utilized the $0.5 million trade credit as of September 30, 2021. The net effect of sale of DSS Digital, inclusive of income tax, is a net gain of $2,226,000. This amount is included in Income (loss) from Discontinued Operations on the accompanying consolidated statement of operations.

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation.

DSS Digital, Inc.

Consolidated Balance Sheets - Assets and Liabilities Held for Sale

	September 30, 2021	December 31, 2020
	unaudited	unaudited

ASSETS
Current assets:
Cash	$-	$43,000
Accounts receivable, net	-	321,000
Prepaid expenses and other current assets	-	167,000
Total current assets	-	531,000

Property, plant and equipment, net	-	46,000
Total assets	-	577,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$25,000
Accrued expenses and deferred revenue	-	9,000
Total current liabilities	-	34,000

DSS Digital, Inc.

Consolidated Statements of Operations - Discontinued Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Technology sales, services and licensing	$-	$483,000	$535,000	$1,315,000
Total revenue	-	483,000	535,000	1,315,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	-	70,000	87,000	209,000
Selling, general and administrative (including stock-based compensation)	-	226,000	338,000	835,000
Depreciation and amortization	-	4,000	5,000	12,000
Total costs and expenses	-	300,000	430,000	1,056,000
Operating income	-	183,000	105,000	259,000

Income before income taxes	-	183,000	105,000	259,000

Income tax expense (benefit)	-	-	-	-
Income from discontinued operations	$-	$183,000	$105,000	$259,000

12. Income Taxes

Our effective tax rate for the nine-months ended September 30, 2021, was 17.3% on continuing operations. There was no tax provision for September 30, 2020, due to the expected tax benefit from net operating losses (NOLs) being fully offset by an increase in the valuation allowance. The Company also recorded a discrete tax expense in the nine-month period ended September 30, 2021, of $83,000 related to the sale of DSS Digital which is included in discontinued operations. This discrete item relates to the tax effect of the GAAP over tax basis of a subsidiary that was sold in the nine-month period ended September 30, 2021. This discrete tax expense is included in the total tax provision of $596,000 which is in discontinued operations.

As of December 31, 2020, the Company has domestic net operating loss (“NOL”) carryforwards of approximately $56.7 million. The utilization of these NOLs is limited under Sec. 382 of the Internal Revenue Code. A valuation allowance has been recorded to reduce the deferred tax asset to the expected realizable amount, leaving $2.1 million available for use.

As of September 30, 2021, no benefit for losses incurred by our foreign subsidiaries have been recorded as those losses are not anticipated to provide any tax benefits in future periods.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2021 and December 31, 2020.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. At September 30, 2021, there are no ongoing income tax audits.

13. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the nine-months ended September 30, 2021, and 2020:

	2021	2020

Cash paid for interest	$139,000	$73,000

Non-cash investing and financing activities:
Termination of right of use lease asset	$(744,000)	$-
Termination of right of use lease liability	$744,000	$-
Shares received for loan origination fee	$(3,000,000)	$-
Shares received for prepaid loan interest	$(2,440,000)	$-

Series A Preferred Shares issued for Impact BioMedical	$-	$35,187,000
Common Shares issued for Impact Biomedical	$-	$3,132,000
Long-lived assets acquired through settlement of notes receivable	$-	$838,000
Acquisition of APB net assets	$38,765,000	-
Shares issued for marketing services	$-	$210,000

14. Segment Information

The Company’s nine businesses lines are organized, managed and internally reported as five operating segments. One of these operating segments, Premier Packaging, is the Company’s packaging and printing group. Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. A second, BioHealth Group, invests in, or acquires companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. The BioHealth Group is also targeting unmet, urgent medical needs. A third operating segment, Securities and Fintech Group (“Securities”) was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. The fourth segment, Direct Marketing/Online Sales Group, provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. The fifth business line, Investment Banking, is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

Our segment structure presented below represents a change from the prior year for the inclusion of our BioHealth Group, Securities, and Investment Banking segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the three- and nine-months ended September 30, 2021 and 2020, as necessary, below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2021, and 2020 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended September 30, 2021	Packaging and Printing	Investment Banking	Direct Marketing	Biohealth Group	Securities	Corporate	Total
Revenue	$3,416,000	$-	$966,000	$-	$184,000	$-	$4,566,000
Depreciation and amortization	152,000	-	100,000	278,000	135,000	74,000	739,000
Interest expense	11,000	-	-	-	37,000	(17,000)	31,000
Stock based compensation	1,000	-	-	-	-	12,000	13,000
Net income (loss) from continuing operations	358,000	64,000	(1,304,000)	(647,000)	(835,000)	(4,311,000)	(6,675,000)
Capital expenditures	1,399,000	-	-	-	186,000	55,000	1,640,000
Identifiable assets	24,752,000	60,388,000	43,695,000	55,848,000	11,376,000	23,017,000	219,076,000

Three Months Ended September 30,2020	Packaging and Printing	Direct Marketing	Corporate	Total
Revenue	$2,971,000	$715,000	$-	$3,686,000
Depreciation and amortization	165,000	1,000	78,000	244,000
Interest expense	24,000	-	5,000	29,000
Stock based compensation	3,000	-	125,000	128,000
Net income (loss) from continuing operations	136,000	(1,139,000)	6,185,000	5,182,000
Capital expenditures	1,000	1,000	-	2,000
Identifiable assets	10,013,000	1,809,000	68,305,000	80,127,000

Nine Months Ended September 30, 2021	Packaging and Printing	Investment Banking	Direct Marketing	Biohealth Group	Securities	Corporate	Total
Revenue	$10,652,000	$-	$2,382,000	$-	$184,000	$-	$13,218,000
Depreciation and amortization	459,000	-	419,000	835,000	134,000	228,000	2,075,000
Interest expense	49,000	-	2,000	1,000	87,000	18,000	157,000
Stock based compensation	2,000	-	-	-	-	40,000	42,000
Net income (loss) from continuing operations	641,000	64,000	(9,088,000)	(1,955,000)	(1,066,000)	(10,058,000)	(21,462,000)
Capital expenditures	2,621,000	-	6,000	-	6,750,000	4,000	9,381,000
Identifiable assets	24,752,000	60,388,000	43,695,000	55,848,000	11,376,000	23,017,000	219,076,000

Nine Months Ended September 30,2020	Packaging and Printing	Direct Marketing	Corporate	Total
Revenue	$8,409,000	$1,793,000	-	$10,202,000
Depreciation and amortization	584,000	1,000	227,000	812,000
Interest expense	79,000	-	23,000	102,000
Stock based compensation	11,000	-	170,000	181,000
Net income (loss) from continuing operations	222,000	(960,000)	4,249,000	3,511,000
Capital expenditures	91,000	1,000	1,000	93,000
Identifiable assets	10,013,000	1,809,000	68,305,000	80,127,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended September 30, 2021
Packaging Printing and Fabrication	$3,373,000
Commercial and Security Printing	43,000
Total Printed Products	$3,416,000

Three months ended September 30, 2020
Packaging Printing and Fabrication	$2,568,000
Commercial and Security Printing	403,000
Total Printed Products	$2,971,000

Nine months ended September 30, 2021
Packaging Printing and Fabrication	$10,428,000
Commercial and Security Printing	224,000
Total Printed Products	$10,652,000

Nine months ended September 30, 2020
Packaging Printing and Fabrication	$7,635,000
Commercial and Security Printing	774,000
Total Printed Products	$8,409,000

Direct Marketing

Three months ended September 30, 2021
Direct Marketing Internet Sales	$966,000
Total Direct Marketing	$966,000

Three months ended September 30, 2020
Direct Marketing Internet Sales	$715,000
Total Direct Marketing	$715,000

Nine months ended September 30, 2021
Direct Marketing Internet Sales	$2,382,000
Total Direct Marketing	$2,382,000

Nine months ended September 30, 2020
Direct Marketing Internet Sales	$1,793,000
Total Direct Marketing	$1,793,000

Securities

Three months ended September 30, 2021
Rental Income	$184,000
Total Rental Income	$184,000

Three months ended September 30, 2020
Rental Income	$-
Total Rental Income	$-

Nine months ended September 30, 2021
Rental Income	$184,000
Total Rental Income	$184,000

Nine months ended September 30, 2020
Rental Income	$-
Total Rental Income	$-

15. Subsequent Events

On October 13, 2021, DFMI entered into a loan agreement with LVAM, whereby DFMI would lend to LVAM a principal sum not to exceed $3,000,000 with interest charged at a variable rate and maturing on October 12, 2022, with an auto renewal period of three months.

On November 4, 2021, AMRE acquired three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These facilities are tenanted and operated by LifeCare Hospitals, a specialty hospital operator with a focus on long-term acute and critical care. The medical facilities acquired by AMRE are currently under an 18-year lease with eleven years remaining and an option to renew for an additional five years. These facilities have a total capacity of 195 hospital beds spanning a gross floor area of approximately 320,000 square feet. The purchase price was funded through multiple borrowing facilities, including $13,940,000 in the form of a convertible promissory note from APB, a related party, and $8,350,000 from Alset International Limited. The terms under the convertible promissory note with APB, includes interest on the outstanding balance at a rate of eight percent (8.00%) per annum and is to be payable in cash quarterly in arrears commencing on the 29th day of January 2022, and continue on the 29th day of each April, July, October and January thereafter through maturity. AMRE may prepay or repay all or any portion of the note in cash upon thirty (30) days written notice to the Company, without premium or penalty. At the option of the Company, the unpaid principal and interest balance on the note may be converted, in whole or in part, at any time on or before the maturity date, into fully-paid and non-assessable shares of common stock par value $0.001 per share of common stock of AMRE at a conversion rate equal to $10.00 per share. These facilities have varying maturity dates through November 2023.

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

Overview

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Premier Packaging, (2) Direct Marketing/Online Sales Group, (3) IP Monetization, (4) BioHealth Group, (5) Securities and Fintech Group, (6) Energy Group, (7) Secure Living, (8) Blockchain Technology, and (9) Investment Banking. Each of these business lines are in different stages of development, growth, and income generation.

Of the nine business lines, two of the those have historically been the led by core subsidiaries of the Company: (1) Premier Packaging Corporation (“Premier Packaging”), and (2) DSS Technology Management, Inc. (“IP Technology”). Premier Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions designed to provide functionality, marketability, and sustainability to product packaging while providing counterfeit protection and consumer engagement platform. IP Technology Management Inc., manages, licenses, and acquires intellectual property assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships, and commercial litigation. In 2020, under its (3) Decentralize Sharing Systems, Inc. (“Decentralized”) subsidiary, the Company created a third business segment, Direct Marketing/Online Sales Group (“Direct”). This group provides services to assist companies in the growing gig economic business model of peer-to-peer direct marketing. Direct specializes in marketing and distributing its products and services through its subsidiaries, partner networks, and online marketplaces. Products include health and wellness for personal use, healthy living and lifestyle, and travel. Direct will also help to support the direct selling industry by offering services to its piers that streamline operations, enhance financing, and provide back-end business continuity.

In addition to the three business lines and subsidiaries listed above DSS has created four new business lines, and wholly owned subsidiaries. (4) Blockchain Technology, led by DSS Blockchain Security, Inc (“DSS Blockchain”)., a Nevada corporation, specializes in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets. (5) Securities and Fintech, led by DSS Securities, Inc. (“DSS Securities”), a Nevada corporation, was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) BioHealth Group, led by DSS BioHealth Security, Inc. (“DSS BioHealth”), a Nevada corporation, is our business line which we will intend to invest in or to acquire companies related to the bio-health and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others. (7) Secure Living, led by DSS Secure Living, Inc. (“DSS Secure Living”), a Nevada Corporation, develops top of the line advanced technology, energy efficiency, quality of life living environments and home security for everyone for new construction and renovations of residential single and multifamily living facilities. The activity in DSS Blockchain and DSS Secure Living has been minimal or in various start-up or organizational phases. (8) Energy Group, organized under the Company’s subsidiary Alset Energy, Inc., a Texas corporation, has been established to help lead the Company’s clean energy future with a focus on environmental responsibility and sustainability measures. (9) Investment Banking, created in Sept 2021 as part of the Company’s acquisition of American Pacific Bancorp. Inc., a Texas corporation, is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

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

On March 1, 2021, Decentralized Sharing Systems, Inc. (“Decentralized”) announced that it increased its investment in Sharing Services Global Corporation (“Sharing Services” or “SHRG”), a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note dated April 5, 2021. Decentralized’s financing was made as an investment that would help accelerate Sharing Services sales and growth, as well as international expansion, with the expectation that such capital reserves would help make Sharing Services a dominant player in the global marketplace over the next two years. It was reported that the new $30 million investment would have the potential to exponentially increase Sharing Services sales channels and substantially expand its product portfolio, and to position Sharing Services to capitalize on consolidation and roll up opportunities of other direct selling companies. In the joint announcement, Sharing Services reported that the additional funding would now allow it to accelerate its global expansion with a direct focus on the Asian markets, and specifically in countries such as South Korea, Japan, Hong Kong, China, Singapore, Taiwan, Thailand, Malaysia, and the Philippines. In accordance with the April 5, 2021, convertible promissory note, SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. As of September 30, 2021, the Company held 91,460,978 class A common shares equating to a 46.8% ownership interest in SHRG with aggregate fair value of the Company’s investment in SHRG at September 30, 2021, of approximately $8,745,000. The Company, via three (3) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Heng Fai Ambrose Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

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

On May 13, 2021, Sentinel Brokers, LLC., a subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel

On May 19, 2021, the Company announced that its wholly owned subsidiary, DSS PureAir, Inc., a Texas corporation (“DSS PureAir”), closed on a Securities Purchase Agreement with Puradigm LLC, a Nevada limited liability corporation (“Puradigm”). Pursuant to the terms of the Securities Purchase Agreement, DSS PureAir agreed to provide Puradigm a secured convertible promissory note in the maximum principal amount of $5,000,000.00 (the “Puradigm Note”). The Puradigm Note has a two-year term with interest at 6.65% payable quarterly. All, or part of the Puradigm Note principal balance can be converted at the sole discretion of DSS PureAir for up to an 18% membership interest in Puradigm LLC. The Puradigm Note is secured by all the assets of Puradigm under a security agreement with Puradigm.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 7). In accordance with Topic 805, the acquisition of the medical acquired has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. This property was appraised at approximately $7,150,000, of which $6,027,000 and $815,000 was allocated to the facility and land respectively. Also include in the value of the property is $308,000 of intangible assets with an estimated useful life of 11 years. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of September 30, 2021, no liability has been recorded for this earnout as management determined it is currently remote.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,200 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS became the majority owner of APB. APB is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

On September 13, 2021, the Company finalized a shareholder agreement and joint venture between its subsidiary, DSS Financial Management, Inc. (“DFMI”) and HR1 Holdings Limited (“HR1”), a company incorporated in the British Virgin Islands, for the purpose to operate a vehicle for private and institutional investors seeking a highly liquid investment fund with attractive risk adjusted returns relative to market unpredictability and volatility. Under the terms of this agreement, 4000 shares or 40% of the Company’s subsidiary Liquid Asset Limited Management Limited (“LVAM”), a Hong Kong company was transferred to HR1 whereas at the conclusion of the transaction DFMI would own 60% of LVAM and HR1 would own 40%. LVAM executes within reliable platforms and broad market access and uses proprietary systems and algorithms to trade liquid exchange-traded funds (ETFs), stocks, futures or crypto. Aimed at providing consistent returns while offering the unique ability to liquidate the portfolio within 5 to 10 minutes under normal market conditions, LVAM provides an array of advanced tools and products enabling customers to explore multiple opportunities, strengthen and diversify their portfolios, and meet their individual investing goals.

On April 7th, 2021, the Company entered into a transfer and assignment agreement (“RIA Agreement”) between DSS Securities, Inc. (“DSSS”) and AmericaFirst Capital Management, LLC (“Advisor”), a California limited liability company and the registered investment advisor (“RIA”) to all the funds within the AmericaFirst Quantitative Funds Trust (“Trust”). In September of 2021, with the approval of the Trust’s Board of Trustees and its shareholders, and with the consideration of $600,000 paid, DSSS became the new registered investment advisor to the Trust. Upon the completion of the transfer, the Trust was renamed to the DSS AmericaFirst Quantitative Trust. The DSS AmericaFirst Quantitative Trust is a Delaware business trust established in 2012. The Trust currently consists of 4 mutual funds managed by DSS Wealth Management, Inc.: The DSS AmericaFirst Income Trends Fund, DSS AmericaFirst Defensive Growth Fund, DSS AmericaFirst Risk-On Risk-Off Fund, and DSS AmericaFirst Large Cap Buyback Fund. The funds seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection. The DSS AmericaFirst Quantitative Funds is a suite of mutual funds managed by DSS Wealth Management, Inc. that will expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts and closed-end funds. We see substantial growth opportunities in each of these platforms as we are committed to building and expanding upon an experienced distribution infrastructure. For DSSS services rendered in its role as RIA, the Trust shall pay a fee for each fund calculated as a percentage of the average daily net assets. The $600,000 consideration given is recorded as an Other intangible asset, net on the Consolidated Balance Sheet at September 30, 2021. As the RIA Agreement has no defined period, this asset has been deemed an infinite life asset and no amortization has been taken.

The five reporting segments are as follows:

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

Investment Bank: (“Investment Bank”) This segment is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

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

Direct Marketing/Online Sales Group: (“Direct” or “DM”) Led by the holding corporation, Decentralize Sharing Systems, Inc. (“Decentralized”, this group provides services to assist companies in the emerging growth gig business model of peer-to-peer direct marketing. Direct specializes in marketing and distributing its products and services through its subsidiaries, partner networks, and online marketplaces. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. Over the past 18 months, Direct has made substantial investments in acquiring marketing software, product opportunities, and operational capabilities in this marketplace. Additionally, it has acquired and developed an independent contractor sales force. It has also made substantial investments into other direct marketing companies, including its investment and partnership with Sharing Services Global Corporation (OTCQB: SHRG) (“Sharing Services” or “SHRG”), which as of September 30, 2021, Decentralized owned approximately 47% of the outstanding shares of Sharing Services. Currently, Direct and SHRG operate offices in USA, Canada, Hong Kong, Singapore, S. Korea, Australia, New Zealand, Malaysia, and Singapore, with additional offices or presence being added monthly. Decentralized sharing systems’ mission is to become the leading direct sales platform, training, developing and empowering leaders on a global scale to achieve maximum human and economic potential.

Results of operations for the three- and nine-months ended September 30, 2021, as compared to the three- and nine-months ended September 30, 2020.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue

	Three months ended September 30, 2021	Three months ended September 30, 2020	% Change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% Change
Revenue
Printed products	$3,416,000	$2,971,000	15%	$10,652,000	$8,409,000	27%
Rental income	184,000	-	N/A	184,000	-	N/A
Direct marketing	966,000	715,000	35%	2,382,000	1,793,000	33%

Total Revenue	$4,566,000	$3,686,000	24%	$13,218,000	$10,202,000	30%

For the three- and nine-months ended September 30, 2021, total revenue increased 24% and 30% respectively, as compared to the three- and nine-months ended September 30, 2020. Revenues from the sale of Printed products increased 15%, and 27% during the three- and nine-months ended September 30, 2021, respectively, as compared to the same period in 2020, primarily due to an increase in packaging sales due to the addition of new customers and existing customers return to pre-Covid 19 operations. Direct marketing revenue increase illustrates the Company’s continued expansion into the direct marketing industry and its associated opportunities. Rental income is derived from the Company’s Investment in real estate, net.

Costs and expenses

	Three months ended September 30, 2021	Three months ended September 30, 2020	% Change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% Change
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	$3,184,000	$2,566,000	24%	$9,513,000	$6,869,000	38%
Sales, general and administrative compensation	3,250,000	679,000	379%	9,577,000	1,737,000	451%
Depreciation and amortization	739,000	244,000	203%	2,075,000	812,000	156%
Professional fees	1,235,000	931,000	33%	3,444,000	2,203,000	56%
Stock based compensation	13,000	128,000	-90%	42,000	181,000	-77%
Sales and marketing	1,060,000	1,213,000	-13%	2,586,000	2,210,000	17%
Rent and utilities	42,000	60,000	-30%	175,000	237,000	-26%
Research and development	190,000	37,000	414%	645,000	37,000	1,643%
Other operating expenses	398,000	401,000	-1%	1,152,000	722,000	60%

Total costs and expenses	$10,111,000	$6,259,000	62%	$29,209,000	$15,008,000	95%

Costs of revenue, exclusive of depreciation and amortization includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. Costs of goods sold increased 24% and 38% for the three- and nine-months ended September 30, 2021, respectively as compared to the same periods in 2020. This increase is driven primarily by an increase in manufacturing costs associated with the products sold as part of our Direct Marketing, and Packaging and Printing segments, in particular, increases in freight, paper, and overhead costs.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 379% and 451% during the three- and nine-months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to changes in headcount year over year associated with addition of our Direct Marketing and BioHealth business segments, and performance bonus accruals approximating $6.2 million.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. For the three- and nine-months ended September 30, 2021, depreciation and amortization expense increased 203% and 156% respectively as compared to the same periods in 2020 due primarily to the amortization on newly acquired intangibles assets.

Professional fees increased 33% and 56% respectively during the three- and nine-months ended September 30, 2021, as compared to the same periods in 2020, mostly due to increases in legal services related to the Direct Marketing business segment, and yearly audit fees.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 90% and 77% respectively during the three- and nine-months ended September 30, 2021, as compared to the same periods in 2020, driven by the expiration of options awarded to employees no longer with the Company.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. The decreased of 13% and increase of 17% respectively during the three- and nine- months ended September 30, 2021, as compared to the same periods in 2020, is a result of the commissions paid to brokers associated with the Company’s Direct Marketing segment.

Rent and utilities decreased by 30% and of 26% respectively during the three- and nine-months ended September 30, 2021, as compared to the same period in 2020, primarily due to a decrease in facilities maintenance costs and utilities for the Company. This was offset by a new facility lease in Houston, Texas started during the first quarter of 2021.

Research and development costs increases during the three- and nine-months ended September 30, 2021, as compared to the same period in 2020 are due to the acquisition of Impact Biomedical, Inc. in 2020 and the related costs for continued research and development of the acquired product formulations as well as development of new technologies.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three- and nine-months ended September 30, 2021, other operating expenses decreased 1% and increased 60% respectively as compared to the same period in 2020 due to increased software costs associated with enhancements to the Company’s ERP system as well as new software implement as part of the Company’s Direct Marketing segment and increased D&O insurance.

Other Income (Expense)

	Three months ended September 30, 2021	Three months ended September 30, 2020	% Change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% Change
Other Income (Expense)
Interest Income	$1,593,000	$10,000	15,830%	$3,130,000	$61,000	5,031%
Other Income	325,000	-	N/A	575,000	-	N/A
Interest Expense	(31,000)	(29,000)	7%	(157,000)	(102,000)	54%
Loss on equity method investment	(1,645,000)	-	N/A	(2,556,000)	-	N/A
(Loss) gain on investments	(2,996,000)	7,782,000	-138%	(10,894,000)	8,366,000	-230%
Gain/(Loss) on extinguishment of debt	-	-	N/A	116,000	-	N/A
Amortization of deferred financing costs and debt discount	-	(8,000)	-100%	-	(8,000)	-100%

Total other income	$(2,754,000)	$7,755,000	136%	$(9,786,000)	$8,317,000	218%

Interest income is recognized on the Company’s money markets, notes receivable, and the accretion of the discount on convertible notes receivable identified in Note 3.

Other income represents recognition of amortization of note origination fees.

Interest expense increased 7% and 54% during the three- and nine-months ended September 30, 2021, respectively, as compared to the same period in 2020, due to increasing debt balances.

Unrealized loss on equity investment Loss from equity method investment is driven by the Company’s prorated portion of Sharing Services Global Corp’s earnings for the three- and nine-months ended September 30, 2021.

(Loss) gain on investments consists of realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment. For the three- and nine-months ended September 30, 2021, $0 and $519,000 respectively, realized loss was recorded. Also unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment driven by unrealized losses on Alset International Limited of approximately $839,000 for the nine-months ended September 30, 2021. Also included are the loss of approximately $9,477,000 on warrants which are recognized as the change in option value of warrants held at September 30, 2021 (See Note 6).

Gain on extinguishment of debt in April 2020, AAMI received funds from the SBA Paycheck Protection Program of $116,000. As of January 8, 2021, this note was forgiven in full.

Net Loss

	Three months ended September 30, 2021	Three months ended September 30, 2020	% Change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% Change

(Loss) income from continuing operations	$(6,675,000)	$5,182,000	229%	$(21,462,000)	$3,511,000	711%

Income (loss) from discontinued operations, net of tax	-	(240,000)	100%	2,129,000	(1,442,000)	248%
Net (loss) income	$(6,675,000)	$4,942,000	235%	$(19,333,000)	$2,069,000	1,034%

For the three- and nine-months ended September 30, 2021, the Company recorded net loss from continuing operations of $6,675,000 and $21,462,000 respectively, as compared to a net gain of $5,182,000 and $3,511,000 during the same periods in 2020. The increase in net loss during the three- and nine-months ended September 30, 2021, as compared to the same periods in 2020 primarily reflect the company’s unrealized losses on its marketable securities, and warrants, increased costs associated with new business lines, as well as increases in performance-based compensation. The loss from continuing operations for the three- and nine-months ended September 30, 2021, is inclusive of a $1,624,000 and $4,315,000 respectively, income tax benefit. Our effective tax rate for the nine-month periods ended September 30, 2021, is 17.3%. There was no tax provision for September 30, 2020, due to the expected tax benefit from net operating losses (NOLs) being fully offset by an increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of September 30, 2021, the Company had cash of approximately $69.1 million. As of September 30, 2021, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2020, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2021, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 which remained as of September 30, 2021, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2021, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 9 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2021, we issued 12,155,591 shares of common stock, $0.02 par value, at a price of $1.234 per share for aggregate proceeds of up to $15,000,000. The sale of shares of our common stock was made pursuant to a subscription agreement entered into by us, on the one hand, and Alset EHome International, Inc., on the other hand. The issuance and sale of the shares of our common stock are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

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
10.5

Subscription Agreement by and among DSS, Inc. and Alset EHome International, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on September 10, 2021)

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

DOCUMENT SECURITY SYSTEMS, INC.

November 18, 2021	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

November 18, 2021	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

