Form 10-K
period 2021-12-31
DSS, INC.
filed 2022-03-31
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-32146

DSS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

275 Wiregrass Pkwy

Henrietta, New York 14586

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2020 was $18,119,034.

The number of shares of the registrant’s common stock outstanding as of March 14, 2022, was 83,732,763.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DSS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

DSS, Inc. (together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “Document Security Systems,” “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine distinct business lines operate around the globe with primary operations in North America and Asia. The nine divisions are:

1.	Product Packaging,
2.	Biotechnology,
3.	Direct Marketing,
4.	Commercial Lending,
5.	Securities and Investment Management,
6.	Alternative Trading,
7.	Digital Transformation,
8.	Secure Living, and
9.	Alternative Energy

Each of these business lines are in various stages of development, growth, and income generation. Because of these varying degrees of business cycle growth, including the size of the revenues and assets acquired, the Company currently financially reports only on five of these operating segments.

1.	Product Packaging,
2.	Commercial Lending,
3.	Biotechnology,
4.	Direct Marketing, and
5.	Securities and Investment Management

As the other divisions grow and start generating material operations and revenue, those operating segments will be added to our financial segmental reporting.

Our divisions, their business lines, subsidiaries, and operating territories:

1.

Product Packaging: The Company’s consumer packaging and security printing business is led by its wholly owned subsidiary, Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market.

2.	Biotechnology: (“Biotech”) Biotechnology, a science-driven industry sector that uses living organisms and molecular biology to produce healthcare-related products, progressed on multiple fronts in 2021. This business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. We had a productive year including key patent awards, the advancement of key programs, the release of positive study results, and several projects now in global licensing discussions. Assets of this group are organized under the holding company, DSS BioHealth Security, Inc. Its subsidiaries are currently operating in Houston, TX and Rochester, NY. The group also has a research facility in Winter Haven, Florida.

3.	Direct Marketing: (“Direct”) Led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized” provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces). Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. Over the past 12 months, Direct has made substantial investments in acquiring marketing software, product opportunities, and operational capabilities in this marketplace. Additionally, it has developed an independent contractor sales force and affiliate marketing program. It has also made substantial investments into other direct marketing companies, including a December 2021 increased investment and controlling interest in Sharing Services Global (OTCQB: SHRG) with nearly 60 percent ownership. The SHRG platform leverages the capabilities and expertise of various companies that market and sell products direct to the consumer and generated over $41 million in total revenue in 2021. Currently, Direct and SHRG operate offices in USA, Canada, Hong Kong, Singapore, S. Korea, Australia, New Zealand, Malaysia, and Singapore. Decentralized sharing systems’ mission is to become the leading direct sales platform for training, development, and empowerment of leaders on a global scale to achieve maximum human and economic potential.

4.	Commercial Lending: American Pacific Bancorp (“APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

5.	Securities and Investment Management: In 2021, DSS expanded its DSS Securities, Inc. business through its wholly owned subsidiary DSS Financial Management Inc.’s launch of Liquid Value Asset Management Limited (“LVAM”), a fund management company domiciled in Hong Kong. LVAM’s algorithmic trading includes short- and long-term trades while offering the unique attribute of being able to liquidate the portfolio into cash within minutes under normal market conditions. LVAM is positioned as a prime vehicle for private and institutional investors seeking a highly liquid investment fund with extremely attractive risk adjusted returns relative to the volatility and unpredictability of the markets. We have also expanded with strategic investments in three broker dealers; WestPark Capital, BMICI, and Sentinel Brokers. Additionally, we have become the RIA for DSS AmericaFirst Quantitative Funds (DSS AmericaFirst) family. This group of businesses is led by its holding company, DSS Securities, Inc., (“DSS Securities”) and the group is currently headquartered in Houston, Texas, with operations in Chicago, Illinois, Sacramento, California, Los Angeles, California, and New York, NY. Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. The REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. This group is headquartered in Houston, Texas.

6.

Alternative Trading: (“Alt. Trading”) This Division was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alt. Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). USX Holdings Company, Inc. (“USX”), a subsidiary of the DSS Blockchain, Inc., is a joint venture between the GSX Group, Coinstreet Partners and DSS, Inc. and is comprised of 3 key subsidiary segments that include USX Securities, Inc. (an Alternative Trading System or ATS), USX Digital, Inc. (a Money Service Business or MSB) and dedicated digital assets Broker Dealer. This joint venture is currently in the planning stages. The Alt. Trading division is currently headquartered in Houston, TX.

7.	Digital Transformation: (“Digital”) This Division was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation. Digital utilizes data to determine the most effective technological tools such as cognitive systems, predictive analytics, cloud-based applications, and online collaborative platforms to build custom applications that automate and improve the everyday needs of the industries in services. Digital Transformation is currently headquartered in Hong Kong.

8.	Secure Living: (“Secure Living”) This Division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing. Secure Living is currently working with several land development partners throughout the U.S. to develop entire fully sustainable, healthy living single-family subdivisions. Secure Living is currently headquartered in Houston, Texas.

9.	Alternative Energy: (“Energy”) This group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy. In addition to solar farms, solar battery banks, and residential energy creation and storage, Alset Energy also identifies alternative energy opportunities for investment and development. Our goal is to be a powerful force in the mitigation of the negative effects of climate change by reducing air pollution and expanding access to clean energy for all, while contributing to global economic well-being. Alset Energy is currently headquartered in Houston, Texas and seeking market opportunities in the US sunbelt areas, but specifically in Texas, Arizona, New Mexico, and Florida.

2021 RECAP

The following is a summary of the DSS reported transactions and investments since January 2021 that reflect the active advancements and investments in these business lines:

On January 14, 2021, DSS announced its wholly owned subsidiary Impact BioMedical, Inc. (“Impact BioMedical”) received notice of allowance from the U.S. Patent and Trademark Office (“USPTO”) for a [method/composition] patent for its proprietary 3F Biofragrance. 3F Biofragrance is a unique formulation of specialized ingredients (e.g. terpenes) from botanical sources with demonstrated effect as an insect repellent and an antimicrobial. The latest patent allowance (U.S. Patent Application No.: 16/593,693) provides intellectual property protection for the method of use of 3F Biofragrance as an insect repellent. 3F Biofragrance repellent contains botanical ingredients that mosquitoes avoid. This can be utilized as a stand-alone repellent or as an additive in detergents, lotions, shampoo, and other substances to provide mosquito protection.

On January 19, 2021, Impact BioMedical entered into an investment and distribution agreement with Nano9 Labs, LLC (“Nano9”), an R&D and contract manufacturing company specializing in the development of nano-sized nutraceutical products and ingredients. Nano9’s proprietary three-stage process enables the creation of nano particles out of ingredients that traditionally have low to no bioavailability. Founded in 2018, and after two years of improving its technology, Nano9 launched its first product to market in the spring of 2020. Currently Nano9 produces products for 16 companies in four countries.

On January 19, 2021, DSS announced the pricing of an upsized underwritten public offering with gross proceeds to the Company expected to be approximately $24.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The public offering equates to 6,666,666 shares of the Company’s common stock at a price of $3.60 per share. The Company intends to use the net proceeds from this offering, together with their existing cash, to fund the development and growth of new business lines, acquisition opportunities, and general corporate and working capital needs.

On January 28, 2021, DSS announced the underwriter of its previously announced public offering of 6,666,666 common shares, has exercised its full over-allotment option to purchase an additional 1,000,000 common shares of the Company. The price to the public in the offering was $3.60 per share and the gross proceeds to the Company from the exercise of the over-allotment option were $3,600,000 before deducting underwriting discounts and commissions and other estimated offering expenses. The total gross proceeds, including the full exercise of the over-allotment option, will be approximately $27.6 million from the public offering.

On February 04, 2021, DSS announced the pricing of an upsized underwritten public offering with gross proceeds to the Company expected to be approximately $34.5 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The public offering equates to 12,319,346 shares of the Company’s common stock at a price of $2.80 per share. The Company intends to use the net proceeds from this offering, together with their existing cash, to fund the development and growth of new business lines, acquisition opportunities, and general corporate and working capital needs. The Company has also granted the underwriters a 45-day option to purchase up to an additional 15% of shares of common stock offered in the public offering to cover over-allotments, if any, which would increase the total gross proceeds of the offering to approximately $39.7 million, if exercised in full.

On February 08, 2021, DSS announced it entered a joint venture (“JV”) with Coinstreet Partners (“Coinstreet”), a global decentralized digital investment banking group and digital asset financial service firm, and GSX Group (“GSX”), a global digital exchange ecosystem for the issuance, trading, and settlement of tokenized securities, using its proprietary blockchain solution. This JV collaboration forms a unique partnership of three key leaders in their field, combining traditional capital market experience, Fintech innovations, and business networks from three continents, North America, Europe, and Asia, to capitalize on unique digital asset opportunities. The newly formed JV will first pursue a digital securities exchange license in the US. Moving forward, this JV will be the key operational company building and operating a digital securities exchange that utilizes the GSX STACS blockchain technology, serving corporate issuers and investors in the sector. This JV is currently in the planning stages.

On February 09, 2021, DSS announced the closing of an upsized underwritten public offering with gross proceeds to the Company of approximately $34.5 million as well as the simultaneous exercise of the underwriter’s over-allotment option for additional gross proceeds of approximately $5.2 million. The Company expects to receive total gross proceeds of approximately $39.7 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company issued 14,167,247 shares of common stock at a price of $2.80 per share. The Company intends to use the net proceeds from this offering, together with existing cash, to fund the development and growth of new business lines, acquisition opportunities, and general corporate and working capital needs.

On February 25, 2021, DSS announced the expansion of its DSS Securities, Inc. business through an equity interest in WestPark Capital, Inc.(“WestPark”) and an investment in BMI Capital International LLC (“BMI”). DSS executed two separate transactions designed to grow its DSS Securities division, signing a binding note and stock exchange letter of intent to own 7.5% of the issued and outstanding shares of WestPark and acquiring 24.9% of BMI through a purchase agreement. WestPark is a full-service investment banking and securities brokerage firm which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. BMI is a private investment bank specializing in corporate finance advising, raising equity, and venture services, providing a global “one-stop” corporate consultancy to listed companies. From corporate finance to professional valuation, corporate communications to event management, BMI services companies in the US, Hong Kong, Singapore, Taiwan, Japan, Canada, and Australia.

On March 01, 2021, DSS announced an increased investment in Sharing Services Global Corporation (OTCQB: SHRG) (“Sharing Services”), a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note. Prior to this convertible promissory note investment, DSS owned 37% of the outstanding shares of Sharing Services. Sharing Services generated $98.4 million in revenue and $5.6 million net income in the trailing 12-month period ended September 30, 2020.

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

On April 1, 2021, the Company entered into an additional stock purchase agreement with Vivacitas (“Vivacitas Agreement #2”), whereas Vivacities wished to employee the service of the Chief Business Officer of Impact BioMedical, and in return for the services of this individual, Vivacitas shall issue to the Company, the aggregate purchase price for the Class A Common Shares of Vivacitas at the value of $1.00 per share shall be $120,000 to be paid in twelve (12) equal monthly installments for the period between April 1, 2021 and March 31, 2022. As of December 31, 2021, the Company has received 90,000 Common A Shares of Vivacitas.

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

On April 07, 2021, DSS announced the launch of Alset Solar, Inc. (“Alset Solar”). Alset Solar was formed to pursue development of utility-scale solar farms, providing a clean energy future to polluted or underutilized properties to supplement the power grid or provide small microgrids for independent energy. Alset Solar is a wholly owned subsidiary of Alset Energy, Inc. (“Alset Energy”), the Company’s holding company for its energy group projects. Alset Energy is headquartered in Houston, Texas and is initially seeking market opportunities in the US sunbelt areas, including Texas, Arizona, New Mexico, and Florida.

On April 08, 2021, DSS announced DSS BioMedical International, Inc. (“DSS BioMedical”), a subsidiary of Impact BioMedical, Inc., a wholly owned subsidiary of the Company, completed an equity investment in Vivacitas Oncology, Inc. (“Vivacitas”), a clinical-stage company focused on difficult to treat cancers. Vivacitas was co-founded in 2015 by Dr. Joseph Rubinfeld and Infusion51a with an eye toward redesigning well-known chemotherapies that have already been demonstrated to have beneficial effects, but which may also possess potency, toxicity, stability, and/or pharmacokinetic issues that limit their use. Contributing to the impressive asset acquisition track record is Vivacitas’ partnership with International Infusion Advisors, LLC via its investment arm, Infusion 51A, a relationship that is anchored in a common mission - to develop disruptive technologies aimed at improving the quality of life of cancer patients. As part of its equity investment in Vivacitas, DSS Biomedical received the right to appoint two members to the board of directors of Vivacitas. Separately, DSS BioMedical acquired Impact Oncology Pte Ltd (“Impact Oncology”) from Alset EHome International Limited, Inc. The principal assets of Impact Oncology consist of equity in Vivacitas.

On April 21, 2021, DSS announced its wholly owned subsidiary, Premier Packaging Corporation (“Premier”), would move its operations into a new 105,000 square-foot facility to meet growing customer demand. Premier expects to be operational in the new space, located in the Town of Henrietta, NY, approximately 15 miles from its current operations in Victor, NY, by the end of 2021 (Premier relocated to this location in March 2022). Empire State Development is assisting Premier by providing up to $700,000 in Excelsior Tax Credits in exchange for job creation commitments, with additional assistance commitments to support continued growth from Monroe County and Greater Rochester Enterprise.

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

On May 11, 2021, DSS announced Proof Authentication Corporation (“Proof”) signed a purchase agreement pursuant to which Proof acquired 100% of the outstanding shares of DSS Digital, Inc., a wholly owned subsidiary of the Company and a leader in innovative anti-counterfeit, authentication, and brand protection solutions. Under the terms of the agreement, DSS will retain and sell to certain key customers through a non-exclusive license granted by Proof to DSS, while continuing to use the innovative anti-counterfeiting technology on consumer packaging for authentication and consumer engagement purposes under the Company’s Premier Packaging Corp. division. The terms of the deal with Proof include upfront cash and an earn-out provision that provides for potential payments to DSS based on the achievement of certain revenue targets.

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered into a convertible promissory note (“Puradigm Note”) with Puradigm, LLC (“Puradigm”), a company registered in the state of Texas. The Puradigm Note has an aggregate principal balance up to $5,000,000, to be funded at request of Puradigm.

On May 19, 2021, DSS announced the launch of DSS PureAir, Inc. (“DSS PureAir”), the Company’s new wholly owned subsidiary targeting commercial and residential air purification markets, following a significant investment into Puradigm LLC, a manufacturer of proactive air and surface purification solutions that have proven to be safe, scalable and provide 24/7 protection to all indoor environments. Puradigm’s patented, scalable purification products actively and safely purify both air and surfaces in any room. They can be customized for indoor spaces of all sizes, including homes, offices, schools, restaurants, gyms, hospitals, assisted living facilities, food processing facilities and more, and include free standing, wall mounted, HVAC and personal protection devices. Puradigm’s proactive technology has been shown to be effective against a wide variety of pathogens, including SARS-CoV-2, H1N1, E. coli, MRSA, Listeria, C. difficile, staph, and many more. It is the most validated purifier on the market.

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing in an amount not to exceed $3,700,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan. As of December 31, 2021, the outstanding principal on the BOA Note was $3,339,000 and had an interest rate of 3.35%.

On May 24, 2021, DSS announced the further expansion of its DSS Securities, Inc. business through an acquisition of 24.9% of Sentinel Brokers Company, Inc. (“Sentinel”), a FINRA-registered broker-dealer. Terms of the agreement include the option to acquire an additional 50.1% of Sentinel. Sentinel primarily operates as a financial intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock. DSS Securities completed its acquisition of 24.9% of Sentinel through its wholly owned subsidiary, Sentinel Brokers, LLC.

On June 14, 2021, DSS announced the pricing of an underwritten public offering with gross proceeds to the Company expected to be approximately $43.5 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The public offering equates to 29,000,000 shares of the Company’s common stock at a price of $1.50 per share. The Company intends to use the net proceeds from this offering, together with their existing cash, to fund the development and growth of new business lines, acquisition opportunities, and general corporate and working capital needs. The Company has also granted the underwriters a 45-day option to purchase up to an additional 15% of shares of common stock offered in the public offering to cover over-allotments, if any, which would increase the total gross proceeds of the offering to approximately $50.0 million, if exercised in full.

On June 16, 2021, DSS announced its wholly owned subsidiary Impact BioMedical, Inc. (“Impact BioMedical”) received notice of issuance (US 10,966,424) from the U.S. Patent and Trademark Office (“USPTO”) for 3FDB, a Functional Fragrance Formulation (3F) technology that increases the effectiveness of current mosquito repellants through a delightfully fragrant compound derived from botanical oils. 3FDB is an efficacy booster for existing mosquito repellants such as DEET, Picaridin, and IR3535, among others. The booster incapacitates two of the three receptors that mosquitos use to find sources of nutrition, in this case, that source is humans.

On June 17, 2021, DSS announced the closing of an underwritten public offering as well as the simultaneous exercise of the underwriter’s over-allotment option for total gross proceeds to the Company of $50.025 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company issued 29,000,000 shares of the Company’s common stock and 4,350,000 additional shares from the exercise of the underwriter’s option at the public offering price of $1.50 per share. The Company intends to use the net proceeds from this offering, together with their existing cash, to fund the development and growth of new business lines, acquisition opportunities, and general corporate and working capital needs.

On June 18, 2021, DSS Securities, entered into a stock purchase agreement with AMRE to acquire 264,525 Class A Common Shares of AMRE at a per share price of $10, for a total consideration of $2,645,250. The additional 264,525 Class A Common Shares acquired increases the Company’s total equity interest in AMRE to approximately 93%.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut for the purchase price of $7,150,000.

On June 30, 2021, DSS announced the further expansion of its DSS Securities, Inc. business through its wholly owned subsidiary DSS Financial Management Inc.’s launch of Liquid Value Asset Management Limited (“LVAM”), a fund management company domiciled in Hong Kong. LVAM’s algorithmic trading includes short- and long-term trades while offering the unique attribute of being able to liquidate the portfolio into cash within 5 to 10 minutes under normal market conditions. Together with the strong performance track record of the team, these attributes position LVAM as a prime vehicle for private and institutional investors seeking a highly liquid investment fund with extremely attractive risk adjusted returns relative to the volatility and unpredictability of the markets.

On July 06, 2021, Impact BioMedical Inc., a wholly owned subsidiary of DSS, Inc., announced updates to several of its key research projects, including key collaborations, breakthroughs in treatment protocols and potential global licensing opportunities as a way to begin planning the next phase of its research agenda and position itself as a global leader in the future of biotech.

On July 12, 2021, Impact BioMedical Inc., a wholly owned subsidiary of DSS, Inc., announced it was issued a patent (Patent # 11,033,528) on June 15, 2021, from the U.S. Patent and Trademark Office for its proprietary compound Equivir. This is a follow-up to the release on April 6, 2021, for the allowance of this patent. The compound has displayed positive pre-clinical results that reduce the risk and/or severity attributable to viral infections, specifically Ebola and Rhinovirus. This patent is the second issued to Impact BioMedical for Equivir; the first (Patent # 10,383,842) was issued August 20, 2019, with claims directed to a method of limiting the occurrence of, reducing the risk or severity of, or treating influenza infection. Equivir is believed to function by impeding a virus’s ability to infect and replicate in host cells. Taken much like a multivitamin, Equivir was specifically designed for ease of rapid accessibility and deployment. Pre-clinical in-vitro success showed Equivir is potentially useful for pandemics and viral outbreaks against SARS-COV2, Influenza, Ebola, Cholera, and Rhinovirus.

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas, which as of December 31, 2021 approximates 16%.

On July 27, 2021, Impact BioMedical, Inc., a wholly owned subsidiary of DSS, Inc. announced with its scientific research partner Global Research and Discovery Group Sciences, GRDG, a collaboration with Thomas Swan Co., to research its plant-based preservation booster, Procombin was developed as a plant-derived preservation booster in an ongoing attempt to use plant-based solutions to increase the effectiveness of antibiotics and antimicrobial agents. The new collaborative research will study Procombin for use in multiple different applications, including household, institutional and personal care products. The research will focus on use in a wide range of consumer products, ranging from household cleaning products to shampoos and conditioners.

On August 02, 2021, DSS announced that its subsidiary, DSS BioMedical International, Inc. (“DSS BioMedical”), completed a $1 million equity investment in Vivacitas Oncology, Inc. (“Vivacitas”), a clinical-stage company focused on difficult-to-treat cancers. Vivacitas Oncology Inc. focuses on developing new treatment options to treat cancers resistant to currently available therapies.

On August 17, 2021, DSS promotes Todd D. Macko to Chief Financial Officer effective August 16, 2021.

On August 23, 2021, Impact BioMedical, Inc., a wholly owned subsidiary of DSS, Inc., along with its scientific research partner Global Research and Discovery Group Sciences, GRDG, announced encouraging results from clinical tests of its 3FDB (“DEET Booster”) technology. These results suggest that 3FDB can boost the effectiveness of mosquito repellants, specifically DEET.

On September 07, 2021, Impact BioMedical, Inc., a wholly owned subsidiary of DSS, Inc. and GRDG Sciences initiated the research project called Quantum in Summer 2020. The purpose of the project was two-fold: to forge a new frontier by exploring new methods for developing medicinal protocols that work more efficiently, thereby encouraging further research and development across the pharmaceutical industry, while at the same time mitigating a projected patent cliff crisis. The Quantum technology is designed to enhance existing therapeutics by looking beyond current molecular enhancement techniques such as molecular substitution, halogenation, prenylation and other biological enhancement methods typical of present therapeutic development schema. This marriage of quantum and molecular mechanics essentially created a classic example of bionics that theoretically increases the efficacy against a variety of diseases.

On September 08, 2021, DSS announced a $15 million investment in the Company by Alset EHome International, Inc. (“Alset EHome”) (Nasdaq: AEI). DSS will issue 12,155,591 shares of its common stock for a purchase price of $1.234 per share for an aggregate amount of approximately $15 million.

On September 09, 2021, DSS announced it signed a subscription agreement for a $40 million investment in American Pacific Bancorp (“APB”). Pursuant to the subscription agreement, APB will issue 6,666,700 shares of its common stock to DSS at $6.00 per share. As a result of this investment, DSS has acquired over 50% of APB’s outstanding shares of common stock, making DSS the majority-owner of APB. As APB acquires equity positions of commercial banks in the US, it targets to inject digital banking capabilities into the banks to provide global banking services to global clients and increase efficiency.

On September 20, 2021, DSS announced it is changing its name from Document Security Systems to DSS, Inc., reflecting sweeping organizational changes and ongoing business expansion The name change will become effective on September 30, 2021.

On October 20, 2021, DSS announced an update on the launch and funding of Liquid Value Asset Management Limited (“LVAM”), a Hong Kong-based investment management company engaging in proprietary algorithmic trading and majority owned by the Company’s wholly owned DSS Financial Management, Inc. (“DFMI”) subsidiary. Under the terms of a shareholders’ agreement between DFMI and HR1 Holdings Limited (“HR1”), DFMI owns 60% of the shares of LVAM and has appointed three of the five directors of LVAM. The remaining two directors have been appointed by HR1, which owns the other 40% of LVAM.

On November 04, 2021, DSS announced its majority-owned subsidiary, American Medical REIT Inc. (“AMRE”), has acquired three hospitals (the “Hospitals”) located in Fort Worth, Texas, Plano, Texas and Pittsburgh, Pennsylvania. The aggregate purchase price for the Hospitals was $62 million. The Hospitals are currently tenanted and operated by LifeCare Hospitals (together with its affiliates, “LifeCare Hospitals”), a specialty hospital operator with a focus on long-term acute and critical care.

On November 30, 2021, DSS announced the launch of DSS AmericaFirst Quantitative Funds. DSS AmericaFirst Quantitative Funds is a suite of mutual funds managed by DSS Wealth Management, Inc. that expects to expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts, and closed-end funds. DSS AmericaFirst Quantitative Funds currently consists of four mutual funds: The DSS AmericaFirst Income Trends Fund (Nasdaq: AFPAX; AFPUX; AFPIX), DSS AmericaFirst Defensive Growth Fund (Nasdaq: DGQAX; DGQUX; DGQIX), DSS AmericaFirst Risk-On Risk-Off Fund (Nasdaq: ABRFX; ABRUX; ABRWX), and DSS AmericaFirst Large Cap Buyback Fund (Nasdaq: SBQAX; SBQUX; SBQIX). The funds seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection. DSS American Quantitative Funds was established through the shareholder approval of DSS Wealth Management as the registered investment advisor (“RIA”) to all the funds within the AmericaFirst Quantitative Funds Trust (“Trust”). In September of 2021, with the approval of the Trust’s Board of Trustees and its shareholders DSS Securities. Inc. (“DSSS”) became the new RIA to the Trust. Upon the completion of the transfer, the Trust was renamed the DSS AmericaFirst Quantitative Trust. DSSS, in its role as RIA, earns fees for each fund calculated as a percentage of the average daily net assets.

On December 15, 2021, DSS announced the opening of a new office in Sacramento, California to serve as the home office for DSS Wealth Management Inc. (“DSS Wealth Management”) and DSS AmericaFirst Quantitative Funds (“DSS AmericaFirst”).

On December 20, 2021, DSS announced its American Pacific Bancorp, Inc. (“APB”) subsidiary has issued nearly $20 million in new loans since September 2021. DSS is the majority-owner of APB, holding more than 50% of its outstanding shares of common stock. APB intends to continue to develop and expand its lending platform to serve the small to mid-size commercial borrower and to continue to acquire equity positions of commercial banks in the US to develop its lending network and to provide global banking services to clients worldwide, including servicing markets with limited access to traditional US banking services. APB’s target customers are businesses with annual revenues of $5 million to $50+ million, including manufacturers, wholesalers, retailers, distributors, importers, and service companies. APB has expertise in, and services tailored for, specific industries, including beverage, food and agribusiness, technology, healthcare, government, higher education, clean technology, and environmental services.

STRATEGIC BUSINESS PLAN AND 2021 PROGRESSION

When we began executing on our current strategy of restructuring and recapitalization, the Company had approximately $16.2 million in assets and only a handful of struggling or undercapitalized businesses. In just over two years, we divested underperforming assets, added eight distinct business lines, and grew assets to more than $285 million, which includes a significant amount of cash to leverage our ongoing business plan. We believe 2022 will be a breakout year for DSS. The tireless work of our dedicated team since embarking on our strategy to transform the Company in late 2019 has led to significant value creation and placed us on a solid trajectory for accelerated growth.

We continue to revitalize the company by focusing on strengthening the organization by (i) exiting unprofitable business lines, (ii) investing in and reviving the Company’s core businesses, (iii) improving top line revenues and net margins, (iv) controlling costs and (v) creating new long-term scalable, recurring revenue streams.

In 2020, we made the decision to divest the DSS Plastics Group and sold the primary assets of DSS Plastics Group to a subsidiary of Bristol Graphics for $683,000 at closing, and a contingency payment (earnout) of $517,000 that may be earned over the following 12-month period, $390,000 of which was recognized in 2020. The remaining asset and liability of this division is its lease space located in Brisbane, California. In April 2021, the Company terminated this lease with the landlord effective March 31, 2021. Early in 2021, the company was formally dissolved.

In May 2021, DSS, Inc. and Proof Authentication Corporation (“Proof”) signed a purchase agreement pursuant to which Proof acquired 100% of the outstanding shares of DSS Digital, Inc., a wholly owned subsidiary of DSS and the Company’s anti-counterfeit, authentication, and brand protection technology. DSS retained certain key customers through a non-exclusive licensing agreement while continuing to use the innovative anti-counterfeiting technology on consumer packaging for authentication and consumer engagement purposes under the Company’s Premier Packaging Corp. division.

REVIVING ONE OF OUR CORE BUSINESSES

In 2020, management made substantial adjustments to revive and improve the productivity and operating revenue of our Premier Packaging Corporation, Inc. (Premier) subsidiary. We have invested in operations, state-of-the-art manufacturing equipment, people, and processes to increase its capacity, improve quality and delivery, and to ensure it has the resources to support its growing customer base and their evolving supply chain demands. We have completed its facility expansion with operations beginning at the new 105,000 sq. ft. facility in early March 2022, where DSS, Inc.’s Headquarters will also be located.

We will continue to add capabilities in key areas that increase operational efficiencies to strengthen our foundation and offerings to our customers, while continuing to provide world-class customer service to the customers we serve.

IMPLEMENTING BUSINESS DIVERSIFICATION INITIATIVES

One of the most important objectives of our strategic business plan is the commitment to diversify the Company’s operating revenue. Management believes it imperative to transition the Company’s revenue into new business lines which generate scalable and reoccurring revenue, preferably in contemporary and emerging growth business opportunities. To achieve this goal, we continue to acquire, invest in, or start-up new business lines that meet this criterion. Adding additional products and assets to existing business lines is essential so that current operations can continue on their growth trajectory and further transition toward scalable, recurring revenue streams.

Within the past year, we have had three successful public offerings and have put this capital to work in several ways. Our diverse book of clients and investments has given us strong competitive advantages globally in many industries; we intend to aggressively capitalize on these advantages moving forward.

In 2021, the Company made substantial investments in the following new and existing business lines:

REAL ESTATE INVESTMENT TRUST (REIT) - A portion of this capital has been deployed into American Medical REIT (AMRE), a subsidiary of DSS Securities, Inc., which acquired its first four medical facilities in 2021, totaling approximately 360,000 sq. ft. of quality healthcare assets across the US and more than $74 million in assets. This division is now generating average yields of approximately eight percent, and we have a massive pipeline of opportunities to further grow AMRE in the quarters ahead – including an LOI for a property that could more than double its total assets.

While other areas within commercial real estate have been impacted by the ongoing pandemic, medical real estate has demonstrated considerable resiliency and demand. With a now formidable foundation in place, we are in a great position to further pursue opportunities to expand AMRE as we continue to execute on our strategic growth plans. Ultimately, this is a business we intend to spinoff in an IPO at an optimal time, enabling us to further share our success with our shareholders.

COMMERCIAL LENDING - The expansion of our medical real estate holdings is in part supported by our lending and financing business line, primarily through our majority-owned American Pacific Bancorp, Inc. (APB) subsidiary. APB issued nearly $20 million in new loans since September 2021 and has assembled a diversified portfolio of strong credit quality. In addition to commercially licensed medical real estate financing, APB’s portfolio includes governmental bond anticipation note financing, C&I inventory and equipment financing, and land development loans.

Our $40 million 2021 third quarter investment in APB has been extremely successful, driving the expansion of our reoccurring scalable business income model in multiple ways. We now have nearly half of the fresh funds we injected generating interest and fee income, and we expect to have another $15 million loaned out in the near-term as we build our portfolio of high-quality commercial loans.

DSS BIOHEALTH SECURITY, INC. -

Impact BioMedical progressed on multiple fronts in 2021, including key patent awards, the advancement of key programs, the release of positive study results, and furthering of global manufacturing and pharmaceutical licensing discussions. We anticipate announcing our first licensing deal in the near future.

In July 2021, Impact BioMedical entered a collaboration to research its plant-based preservation booster, Procombin. Personal care as well as household and institutional cleaning formulators are dealing with a dwindling set of options for safe and effective preservatives and preservation boosters. Procombin was developed to address this challenge by using plant-based solutions to increase the effectiveness of antibiotics and antimicrobial agents. Major contract negotiations are underway for the potential use of Procombin in a wide range of consumer products, ranging from household cleaning products to shampoos and conditioners.

During the past year, Impact BioMedical has laid the groundwork for a future that is focused on scientifically tested, high-impact solutions to global problems that humans are facing from food preservation to antibiotics to creating new ways to develop medicines.

In addition to Impact BioMedical, we expanded our BioHealth business in 2021 through investments in Vivacitas Oncology, Inc. (Vivacitas) and Puradigm, LLC. (Puradigm). These investments give us positions in both the oncology space as well as the air purification and pathogen prevention market.

Our March 2021 investment in Vivacitas, a clinical-stage company focused on difficult-to-treat cancers, further demonstrated our commitment to addressing unmet needs in healthcare. With a rich pipeline of promising assets, Vivacitas provides significant upside potential.

In May 2021, we launched DSS PureAir, Inc. concurrently with our investment in Puradigm, the developer of innovative proactive air and surface purifications solutions. Even before COVID-19, the market for air purifiers was strong, and now growth is accelerating even more. Our partnership with Puradigm enables us to rapidly enter this growing global market with best-in-class products and distribution rights in North America, as well as exclusive distribution rights in Singapore, Hong Kong, Taiwan, Korea, Malaysia, and other Asian markets.

DECENTRALIZED SHARING SYSTEMS - The Direct Marketing / Online Sales industry is a market that will help us diversify and meet our scalable reoccurring revenue target in an exponential growth industry with high profit margins. The direct marketing, network marketing, or online sales is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market. We believed that with the transition of a significant sector of retail sales now converting to the now popular “gig economy”, an investment in this business model would meet our strategic business plan objective and vision.

On March 1, 2021, Decentralized Sharing Systems, Inc. (“Decentralized”) announced that it increased its investment in Sharing Services Global Corporation (“Sharing Services” or “SHRG”), a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note dated April 5, 2021. Through this investment in Sharing Services Global, we gained controlling interest with nearly 60 percent ownership. The SHRG platform leverages the capabilities and expertise of various companies that market and sell products direct to the consumer and generated nearly $28 million in revenue in the nine months ended December 31, 2021.

With SHRG now officially part of the DSS family, we believe we are in a great position to accelerate its customer acquisition, new product development, and portfolio of offerings as we capitalize on a wealth of growth opportunities and potential synergies in this exciting, multi-billion-dollar industry. Building upon the success already achieved by the SHRG team, we plan to explore opportunities to enter new markets while continuing to expand SHRG’s independent representative network, both domestically and globally, which currently stands at more than 14,000 active distributors. In addition to capitalizing on organic growth opportunities, we are actively exploring some very exciting potential acquisitions to further accelerate our growth in this attractive and sizeable global market.

With our increased position and majority ownership of SHRG, its financials will be consolidated moving forward. Based on historical performance, this alone places DSS on a solid trajectory to generate potential revenue in excess of $50 million in 2022, representing potentially more than a 150 percent increase in revenue growth year-over-year.

SECURITIES AND INVESTMENT MANAGEMENT GROUP - The Securities business line was organized in 2019 as part of the strategic business plan to establish or acquire assets positioned for long-term and scalable, recurring fee income. These targeted investments include REITs, broker/dealers, mutual funds management, ETFs, and other fund management platforms.

Our rapidly growing securities business line achieved strong footholds achieved in 2021 – including strategic investments in broker dealers WestPark Capital and Sentinel Brokers; the formation of Liquid Value Asset Management Limited (LVAM), and the launch of our DSS AmericaFirst Quantitative Funds (DSS AmericaFirst) family.

LVAM is a proprietary algorithmic trading firm majority owned by our wholly owned subsidiary, DSS Financial Management, Inc. Led by Wilson Lee, former co-head of Societe Generale’s equity derivatives in Asia, and Jackson Kwan, a former portfolio manager at Citadel in Chicago, LVAM aims to include short- and long-term trades while offering the unique attribute of being able to liquidate the portfolio into cash within five to ten minutes under normal market conditions. Together with the strong performance track record of the team, these attributes position LVAM as a prime vehicle for private and institutional investors seeking a highly liquid investment fund with extremely attractive risk adjusted returns relative to the volatility and unpredictability of the markets.

DSS AmericaFirst, launched in the fourth quarter of 2021, is a suite of mutual funds managed by DSS Wealth Management, Inc. DSS AmericaFirst currently consists of four mutual funds and expects to expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts, and closed-end funds.

Reporting Operating Segments:

As we have reported above, we financially report business operating results on only five operating segments, which we believe will certainly increase and transition as the newer lines of business develop and mature. However, the five business segments that we are reporting on in 2021 are as follows:

Premier Packaging: (“Premier”) Premier Packaging Corporation provides custom packaging services and serves clients in the pharmaceutical, nutraceutical, consumer goods, beverage, specialty foods, confections, photo packaging and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers. In addition, the division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, receipts, identification materials, entertainment tickets, secure coupons and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing, brand protection, consumer engagement and related technologies. Premier is nearing completion of its facility expansion with operations expected to begin at the new 105,000 sq. ft. facility in early March 2022.

For over 25 years, Premier has been a market leader in providing solutions for paperboard packaging from consumer retail packaging and heavy mailing envelopes, to sophisticated custom folding cartons and complex three-dimensional direct mail solutions. Premier’s innovative products and design team delivers packaging that provides functionality, marketability, and sustainability, with its fiber-based packing solutions providing an alternative to traditional plastic packaging.

Since 2019, we have accelerated the transformation of Premier’s operations, investing in state-of-the-art manufacturing equipment, people, and processes to increase its capacity, improve quality and delivery, and to ensure it has the resources to support its growing customer base and their evolving supply chain demands.

We will continue to add capabilities in key areas that increasing operational efficiencies to strengthen our foundation and offerings to our customers while continuing to provide world-class customer service to the customers we serve.

Commercial Lending: (“Commercial Lending”) through its operating company, American Pacific Bancorp (“APB”) provides an integrated suite of financial services for businesses that include commercial business lines of credit, land development financing, inventory financing, third party loan, servicing, and services that address the financial needs of the world Gig Economy. APB intends to continue to develop and expand its lending platform to serve the small to mid-size commercial borrower and to continue to acquire equity positions of commercial banks in the US to develop its lending network and to provide global banking services to clients worldwide, including servicing markets with limited access to traditional US banking services. APB’s target customers are businesses with annual revenues of $5 million to $50+ million, including manufacturers, wholesalers, retailers, distributors, importers, and service companies. APB has expertise in, and services tailored for, specific industries, including beverage, food and agribusiness, technology, healthcare, government, higher education, clean technology, and environmental services

Biotechnology: (“Biotech”) This sector, through its subsidiary Impact BioMedical, Inc. targets unmet, urgent medical needs and expands the borders of medical and pharmaceutical science. Impact drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare. By leveraging technology and new science with strategic partnerships, Impact Bio provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include a breakthrough alternative sugar aimed to combat diabetes and functional fragrance formulations aimed at the industrial and medical industry.

Biotech and Impact BioMedical have several important and valuable products, technology or compounds that are in continuing development and/or licensing stages:

●	LineBacker: Multi-faceted therapeutic platform for metabolic, neurologic, cancer, and infectious diseases.

●	Equivir: A polyphenol compound that is believed to be successful in antiviral infection treatments. Equivir/Nemovir technology is a novel blend of FDA Generally Recognized as Safe (“GRAS”) eligible polyphenols (e.g., Myricetin, Hesperetin, Piperine) which have demonstrated antiviral effects with additional potential application as health supplements or medication. Polyphenols are sourced from fruits, vegetables, and other natural substances. Myricetin is a member of the flavonoid class of polyphenolic compounds with antioxidant properties. Hesperitin is a flavanone and Piperine is an alkaloid, commonly found in black pepper.

●	Procombin: Applications as food additive, and natural preservative for beauty and person care products as well as natural food preservative.

●	VanXin: Food preservative booster made up of polyphenols that extend the shelf life.

●	Bioplastics: Advanced bio-compatible plastics that mitigate accumulation of plastics in oceans and landfills and provide UVA and UVB protection for many types of material for including containers, hard surfaces, and fibers for clothing. The technology is presently in development and testing antimicrobial plastics for consumer products that control the spread of active pathogens such as SARS-CoV-2, Influenza, E. coli, Staph, and Rhinovirus, by exploiting key strategies found in the biological realm. These new plastics are specifically focused on solutions for common products such as cups, plates, utensils, plastic bags, and countertops. The first prototypes are currently undergoing antimicrobial resistance testing.

●	Laetose: Laetose technology is derived from a unique combination of sugar and inositol, which demonstrates the ability to inhibit the inflammatory and metabolic response of sugar alone. A sugar alternative which is believed to lower human glycemic indexes and is believed to be a breakthrough alternative sugar aimed to combat diabetes. The use of Laetose in a daily diet, compared to sugar, could result in 30% lower sugar consumption and lower glycemic index/load.

●	3F: A botanical compound believed to serve as an insect repellent and anti-microbial agent. 3F is a unique formulation of specialized ingredients (e.g. terpenes) from botanical sources with demonstrated effect as an insect repellent and an antimicrobial.

●	3F Mosquito Repellent: 3F repellent contains botanical ingredients that mosquitos avoid. These ingredients are scientifically proven1 to affect the mosquito’s receptors, essentially making the insect blind to a human’s presence. This can be utilized as a stand-alone repellent or as an additive in detergents, lotions, shampoo, and other substances to provide mosquito protection.

●	3F Antimicrobial: 3F antimicrobial contains botanical ingredients known to kill viruses. These ingredients are scientifically proven to inhibit viral replication. This can be utilized as a stand-alone antimicrobial or as an additive in detergents, lotions, shampoo, fabrics, and other substances.

●	Quantum: The solution to the Patent Cliff accomplished by creating a new class of medicinal chemistry that uses advanced methods to increase effectiveness and persistence of natural compounds and existing drugs. The safety attributes of the original molecules are maintained. Typically, drug discovery processes modify functional groups. Quantum’s new techniques alter behavior of molecules at the sub-molecular level. It is estimated that 65% of the World Health Organization Essential Medicines List can be improved and re-patented using Quantum and these methods can be used to enhance and patent natural compounds including many substances used in traditional medicines around the world.

●	CRST 1: Advanced adjuvant for next generation vaccine applications.

●	Keto Sweet: Sugar that prevents muscular atrophy.

●	Solarin: Oral capsule able to prevent sun damage to human skin.

●	Therapix (license): BioHealth has a license for cannabinoid technology for neurological pain, sleep apnea disorders with RX/OTC potential.

●	Bio Med (license): A probiotic gut health product that helps to regulate many physiological functions, ranging from energy regulation and cognitive processes to toxin neutralization and immunity against pathogens.

The business model of BioHealth and Impact BioMedical revolves around two methodologies – Licensing and Sales Distribution.

1) Impact develops valuable and unique patented technologies which will be licensed to pharmaceutical, large consumer package goods companies and venture capitalists in exchange for usage licensing and royalties.

2) Impact utilizes the DSS ecosystem to leverage its sister companies that have in place distribution networks on a global scale. Impact will engage in branded and private labelling of certain products for sales generation through these channels. This global distribution model will give direct access to end users of Impact’s nutraceutical and health related products.

Securities and Investment Management: (“Securities”) Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, broker dealers, and mutual funds management. This business sector has already established the following business lines and associated products and services:

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

●

Sentinel: Sentinel primarily operates as a financial intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and accelerates the trajectory of the DSS digital securities business.

●

WestPark: WestPark is a full-service investment banking and securities brokerage firm which serves the needs of both private and public companies worldwide, as well as individual and institutional investors.

●

BMI: BMI is a private investment bank specializing in corporate finance advising, raising equity, and venture services, providing a global “one-stop” corporate consultancy to listed companies. From corporate finance to professional valuation, corporate communications to event management, BMI services companies in the US, Hong Kong, Singapore, Taiwan, Japan, Canada, and Australia.

●	DSS AmericaFirst: DSS AmericaFirst is a suite of mutual funds managed by DSS Wealth Management. DSS AmericaFirst expects to expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts, and closed-end funds. DSS AmericaFirst currently consists of four mutual funds that seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection.

Direct Marketing: (“Direct”) Through its holding company, Decentralized Sharing Systems, Inc. and its subsidiaries and partners, including Sharing Services Global Corporation provide an array of products and services, through an independent contractor network.

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

Further, Sharing Services, through its subsidiary Elevacity, markets and distributes health and wellness products under the “Elevate” brand, primarily in the United States and Canada. Sharing Services markets its products and services through its independent contractor distribution system and using its proprietary website: www.elevacity.com. In February 2021, the Company launched its new business brand, “The Happy Co.,” at its Elevacity division. Elevacity as several well-known and signature products, including its top product lines of “Happy Coffees” and “Nootropic Beverages”. Elevacity also sells a “healthy shake”, a “Keto Coffee Booster”, “Energy Caps”, “XanthoMax© Happy Caps”, “Wellness Vitamin Patches”, various beauty and skin care products, and other wellness products.

Intellectual Property

Patents

Related to our Impact BioMedical Division we have key patents that we will use as the foundation for foster product development and licensing. We have 5 patents for some of our key products including Linebacker, Equivir/Nemovir, Laetose and 3F. Our intellectual property will enable us to be protected as we further these technologies and pave the road to commercialization.

We own patents covering semiconductor, light emitting diode, and wireless peripheral technologies, respectively. We also have several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various jurisdictions including the United States, Canada, and Europe. Our issued patents have remaining durations ranging from 1 to 16 years.

Trademarks

We several trademarks related to our related to our HWH, SHRG, Impact BioMedical, and DSS, Inc. businesses.

Websites

The primary corporate website we maintain is www.dssworld.com, which describes our Company, our

DSS, Inc.: https://www.dssworld.com, Our parent company.

American Pacific Bancorp (“APB”): https://www.ampacbancorp.com – Our commercial lending company.

American Medical REIT, Inc: http://www.americanmedreit.com – our medical real estate investment trust company.

Impact Biomedical: https://www.impactbiomedinc.com - our human wellness and healthcare company.

SHRG: https://www.shrginc.com - Our majority owned technology, eCommerce, and gig economy opportunities company.

HWH (Health, Wealth & Happiness) Marketplace: https://www.hwhmarketplace.com - an online retail site that is centered around our health and wellness nutraceutical products.

DSS AmericaFirst: https://www.afcm-quant.com - a suite of mutual funds managed by DSS Wealth Management, Inc.

Premier Packaging: https://www.premiercustompkg.com - our printing and packaging company.

In addition to the active websites, the Company is building multiple new sites and owns several other domain names reserved for future use or for strategic competitive reasons. Information on our websites or any other website does not constitute a part of this annual report.

Markets and Competition

Product Packaging: Our packaging division competes with a significant number of national, regional companies, many of which are independent and privately held. The largest competitors in this market are primarily focused on the long-run consumer package goods and health and beauty markets. They include large integrated paper companies such as West Rock Company, and Graphic Packaging Holding Company.

Commercial Lending: Our commercial lending company, American Pacific Bancorp (“APB”) provides an integrated suite of financial services for businesses that include commercial business lines of credit, land development financing, inventory financing, third party loan, servicing, and services that address the financial needs of a variety of diversified businesses lines. These efforts compete with a wide variety of traditional commercial banks and investment banking companies including.

Biotechnology: Our biotechnology companies including Impact Biomedical Inc., are focused on the discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness. Specific areas of focus include specialty biopharmaceuticals, antivirals, antimicrobials, and consumer healthcare and wellness products, often derived from naturally sourced elements. These efforts compete with established and start-up companies, university research and development efforts, and individual inventors and scientists. Examples of competitors include Ipsen Pharmaceuticals, Conagen Inc., Mylan Consumer Healthcare, Klaire Labs, Vertex Pharmaceuticals, and the National Center of Natural Product Development at the University of Mississippi.

Direct Marketing: The network marketing or direct marketing industry is a very competitive marketplace. While not directly competing with HWH and SHRG, the following companies are significant players in the global network marketing business and as a result an indirect competitor of HWH and SHRG: Amway, Avon, Herbalife, Natura, Vorwerk, Mary Kay, Perfect, Forever Living, Nu Skin, Young Living, and New Era, among others.

Securities and Investment Management: Was established to develop and/or acquire assets in the securities trading or management arena. These efforts and established business lines compete with individual money managers, companies or organizations that engage in the business of trading securities and derivatives for the benefit of their customers. Traditional RIA’s, Brokers Dealers, REIT’s and other personal investment companies would also be considered competition.

Customers

Product Packaging: During 2021, two customers accounted for approximately 41% of our consolidated revenue. As of December 31, 2021, these two customers accounted for approximately 48% of our consolidated trade accounts receivable balance. As of December 31, 2020, these two customers accounted for 38% of our consolidated revenue and 60% of the Company’s consolidated trade accounts receivable balance. This customer diversification improvement was driven by addition of several new customers to our overall customer base.

Commercial Lending: During 2021, American Pacific Bancorp, Inc. has issued nearly $26 million in new loans since September 2021 to customers with strong credit quality across a diverse portfolio of businesses. We anticipate another 15M + of new commercial loans in the near term. Top customers include Harris-Montgomery Counties Management District, American Medical REIT, Inc., and ASILI, LLC.

Direct Marketing: During 2021 our direct marketing companies HWH World, SHRG and its subsidiary, The Happy Co. continued to build their customer bases and brand recognition on a global basis. These businesses utilize person-to-person sales by independent representatives through direct communication and distribution to individual consumers and their networks. Mail, email, social media, influencers or affiliates, and texting campaigns are among the delivery systems used to communicate and sell to our thousands of customers.

Securities and Investment Management: Since October of 2021, our Securities and Investment Management division has a mixture of retail and institutional investors.

Raw Materials

Product Packaging: The primary raw materials the Company uses in its businesses are paper, paperboard, corrugated board and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. Paper and paperboard prices continued to increase in 2022, and we believe increases in future years are expected. Except for certain packaging customers where the Company enters into annual contracts, for which changes in paperboard pricing is absorbed by the Company, the Company has historically passed substantially all increases and decreases to its customers, although there can be no assurances that the Company will continue to do so in the future.

Direct Marketing: Sources its products from 3rd party suppliers for nutritional, performance, and health and beauty product ingredients. We rely on our extensive supplier network for availability of an extensive range of vitamins, minerals, botanicals, plant and herb extracts, as well as nutritional supplements. We are expecting continue price pressure and supply chain issues into 2022 and have put significant risk mitigation strategies in place to avoid dramatic P&L effects based on this anticipated and continued volatility. The company passes any substantial increase of its raw materials or finished goods on to its customers to limit any significant margin impact.

Environmental Compliance

It is the Company’s policy to conduct its operations in accordance with all applicable laws, regulations, and other requirements. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Government Regulation

Our biotechnology business is faced with potential government regulations. If new legislation, regulations, or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our patent monetization efforts and, in turn, our assets, expenses and revenue. United States patent laws have been amended by the Leahy-Smith America Invents Act. The America Invents Act includes several significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities, such as our Company, on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could adversely impact our ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Moreover, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Corporate History

The Company, incorporated in the state of New York in May 1984 has formally conducted business in the name of Document Security Systems, Inc. On September 16, 2021, the board of directors approved an agreement and plan of merger with a wholly owned subsidiary, DSS, Inc. (a New York corporation, incorporated in August 2020), for the sole purpose of effecting a rebranding from Document Security Systems, Inc. to DSS, Inc. This change became effective on September 30, 2021. DSS, Inc. maintained the same trading symbol “DSS” and updated its CUSIP number to 26253C-102. See the “Overview” section above for further details about our acquisitions.

Employees

As of December 31, 2021, all DSS, Inc. had 113 employees worldwide. We continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are in good standing.

Available information

Our website address is www.dssworld.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

LOOKING AHEAD IN 2022

We believe 2022 will be a breakout year for DSS. Spurred by innovation, industry needs, and timely acquisitions, in 2022 we will focus on improving top line revenue and top line revenue diversification and profitability. Through our expertly cultivated processes and industry research, we can ensure the success of our projects across diverse sectors and business environments. The opportunities within our business lines and high-growth markets have unlimited potential, and our entities within these sectors are contemporary, scalable, and offer recurring revenue opportunities.

When we began executing on our current strategy of restructuring and recapitalization, the Company had approximately $16.2 million in assets and only a handful of struggling or undercapitalized businesses. In just two years, we divested underperforming assets, added eight distinct business lines, and grew assets to more than $285 million, which includes $57 million in cash as of our December 31, 2021 filing with the SEC. Today, we have approximately 40 subsidiaries operating across nine attractive market business lines, with five of those business lines now with significant operations and generating revenue.

We have been fortunate to have attracted tremendous talent to lead each of our business units. When building out our businesses, we look for established, industry leaders with long track records and the expertise to add meaningful value to our DSS ecosystem and create a foundation for success.

Our diverse book of clients and investments has given us strong competitive advantages globally in many industries; we intend to aggressively capitalize on these advantages moving forward. We believe the momentum of our success and ongoing evolution will continue to be unabated in 2022 based on the multitude of major successes in 2021 that are key drivers and the catalyst of new value creation in the coming year and beyond.

ITEM 1A – RISK FACTORS

Investing in our common stock involves risk. Before deciding whether to invest in our common stock, you should carefully consider the risks and uncertainties described below. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. If any of these risks actually occur, our business, business prospects, financial condition or results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section contained in Part II, Item 7, below, entitled “Cautionary Statement Regarding Forward-Looking Statements.”

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

As of December 31, 2021, we had approximately $38.6 million of net intangible assets. Approximately $22.3 million is associated with the acquisition of Impact Biomedical, Inc. The Company has completed valuations for certain developed technology assets acquired in the transaction as well the non-controlling interest portion of Impact BioMedical, Inc. and its subsidiaries. If licensing efforts are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period.

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

As of December 31, 2021, we had the following significant amounts of outstanding indebtedness:

●	$230,000 unsecured promissory note between AMRE and LiquidValue Asset Management Pte Ltd. The note calls for interest to be paid annually on March 2 with interest fixed at 8.0% and matures on March 2, 2022. The holder is a related party owned by the Chairman of the Company’s board of directors.

●	$111,000 under the Paycheck Protection Program for AMRE, which was established as part of CARES Act, and provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. This loan calls for interest of 1.0% and has a maturity date of March 16, 2026.

●	$203,000 unsecured promissory note between AMRE and LiquidValue Asset Management Pte Ltd. The note calls for interest to be paid annually on October 29 with interest fixed at 8.0% and matures on October 29, 2024. The holder is a related party owned by the Chairman of the Company’s board of directors.

●	$3,339,000 master loan and security agreement between Premier and Bank of America, N.A (“BOA Note”). The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan.

●	$5,045,000 loan agreement (“Shelton Agreement”) between AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, with Patriot Bank, N.A. (“Patriot Bank”). The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%, matures on July 1, 2031, and has a balloon payment due at term end.

●	$3,000,000 loan agreement with BMIC (“BMIC Loan”), between LVAM and BMIC with interest to be charged at a variable rate to be calculated at the maturity date. The BMIC Loan matures on October 12, 2022 and contains an auto renewal period of three months.

●	$39,448,000, net of deferred financing costs, loan agreement (“LifeCare Agreement”) between AMRE LifeCare Portfolio, LLC (“AMRE LifeCare”) a subsidiary of AMRE, and Pinnacle Bank (“Pinnacle”). The LifeCare Agreement has a variable interest rate that shall not fall below 4.28% and matures on November 2, 2023, but can be extended to November 2, 2024.

Both the Shelton and LifeCare agreements contain various covenants which are tested annually as of December 31. For the year ended December 31, 2021, AMRE Shelton and LifeCare were in compliance with the annual covenants.

A significant amount of our revenue is derived by two customers.

During 2021, two customers accounted for approximately 41% of our consolidated revenue. As of December 31, 2021, these two customers accounted for approximately 48% of our trade accounts receivable balance. During 2020, these two customers accounted for approximately 38% of our consolidated revenue. As of December 31, 2020, these two customers accounted for 60% of our trade accounts receivable balance. If we were to lose these customers or if the amount of business we do with these two customers declines significantly, our business would be adversely affected.

We may face intellectual property infringement or other claims against us, our customers or our intellectual property that could be costly to defend and result in our loss of significant rights.

Although we have received patents with respect to certain of our core business technologies, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we have developed, and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using the same. We may not be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on our operations and our financial condition. Moreover, if the patents, technology, or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on our operations and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. A patent search may not disclose all related applications that are currently pending in the United States Patent Office, and there may be one or more such pending applications that would take precedence over any or all of our applications.

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

We’ve acquired several patents in the bio-health field through our acquisition if Impact Biomedical, Inc. Our business plan includes plans to incur significant marketing, intellectual property development and sales costs for the bio-health related products. If we are not able to develop and sell these new products, our financial results will be adversely affected.

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

Our Direct Marketing business lines ability to attract and retain independent distributors; the ability of a distributor to successfully perform his or her role; and the potential adverse impact of the loss of a high-level distributor or a significant number of distributors for causes out of our control.

We depend on the skills and marketability of our independent distributors to promote our brand and to market and distribute our products and services. The direct selling industry generally experiences a relatively high rate of salesforce turnover and is very competitive. The success of our efforts to recruit and retain distributors may be affected by the competitive environment among direct-to-consumer companies, the conditions of the general labor market, including levels of employment, the occurrence of demographic and cultural changes in the workforce, and the extent to which our brand is recognized in the geographies in which we operate. Our inability to attract and retain qualified distributors in the future, the inability or failure of a distributor to fulfill his or her role, including his or her role to comply with all laws and regulations applicable to direct-to-consumer sales activities, the ineffectiveness of a distributor as a spokesperson for our brand and products, or the loss of a high-level distributor or a significant number of distributors for causes out of our control may adversely affect future sales of our products and services. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As of March 14, 2022, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 34% of our outstanding shares of common stock. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. As such, these stockholders, acting together, could have the ability to exert influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by: • delaying, deferring or preventing a change in corporate control; • impeding a merger, consolidation, takeover or other business combination involving us; or • discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate group and packaging division occupy a 40,000 square foot packaging and printing plant owned by the Company in Victor, New York, a suburb of Rochester, New York. This building was sold in March 2022. The corporate group and the packaging division will be relocating to an approximate 105,000 square foot leased facility located at 275 Wiregrass Parkway, Henrietta, New York in March 2022. This lease expires twelve years and 3 months later. Base rents escalate from $61,000 per month in year one to $76,000 per month in year twelve. Our DSS Asia division leases commercial office space in Hong Kong under a lease that expires August 31, 2023 for approximately $5,700 per month. Our Multilevel Marketing or Direct Selling division leases commercial office space in Irving, Texas under a lease that expires January 1, 2022 for approximately $12,000 per month. This lease will continue on a month to month basis until a new lease is signed. In March 2021, the Company leased approximately 1,848 sq. ft. in Houston for approximately $2,000 per month, Texas at 1400 Broadfield Blvd., Suite 100, for corporate offices and subsidiary expansion. In November 2021, the Company leased 2,279 sq. ft. in California for our securities business line for approximately $2,800 per month. We believe that our facilities are adequate for our current operations.

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

Holders of Record

As of March 14, 2022, we had 256 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2021 or 2020. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, securities issued and securities available for future issuance under both our 2013 and 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plans”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	11,930	$218.39	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	3,556	$30.00	-
2020 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	483,125

Total	-	15,486	$175.13	483,125

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

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2021, including the fourth quarter.

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

Overview

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Direct, (4) Commercial Lending, (5) Securities and Investment Management, (6) Alternative Trading (7) Digital Transformation, (8) Secure Living, and (9) Alternative Energy. Each of these business lines are in different stages of development, growth, and income generation.

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Direct, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. (4) Our Commercial Lending business division, driven by American Pacific Bancorp (“APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (5) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) Alternative Trading was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alt. Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). (7) Digital Transformation was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation. (8) The Secure Living division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing. (9) The Alternative Energy group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy.

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

Impact BioMedical strives to leverage its scientific know-how and intellectual property rights to provide solutions that have been plaguing the biomedical field for decades. By tapping into the scientific expertise of its partners, Impact BioMedical has undertook a concerted effort in the research and development (“R&D”), drug discovery and development for the prevention, inhibition, and treatment of neurological, oncological and immune related diseases.

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

On February 8, 2021, DSS Securities announced that it entered into a joint venture (“JV”) with Coinstreet Partners (“Coinstreet”), a global decentralized digital investment banking group and digital asset financial service firm, and GSX Group (“GSX”), a global digital exchange ecosystem for the issuance, trading, and settlement of tokenized securities, using its proprietary blockchain solution. The JV leverages the operational strengths and assets of three key leaders in their field, combining traditional capital market experience, Fintech innovations, and business networks from three continents, North America, Europe, and Asia, to capitalize on unique digital asset opportunities. The JV reported that it intended to first pursue a digital securities exchange license in the US. Moving forward, this JV will be the key operational company building and operating a digital securities exchange that utilizes the GSX STACS blockchain technology, serving corporate issuers and investors in the sector. This JV is currently in the planning stages.

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

On March 1, 2021, Decentralized Sharing Systems, Inc. (“Decentralized”) announced that it increased its investment in Sharing Services Global Corporation (“Sharing Services” or “SHRG”), a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note dated April 5, 2021. Decentralized’s financing was made as an investment that would help accelerate Sharing Services sales and growth, as well as international expansion, with the expectation that such capital reserves would help make Sharing Services a dominant player in the global marketplace over the next two years. It was reported that the new $30 million investment would have the potential to exponentially increase Sharing Services sales channels and substantially expand its product portfolio, and to position Sharing Services to capitalize on consolidation and roll up opportunities of other direct selling companies. In the joint announcement, Sharing Services reported that the additional funding would now allow it to accelerate its global expansion with a direct focus on the Asian markets, and specifically in countries such as South Korea, Japan, Hong Kong, China, Singapore, Taiwan, Thailand, Malaysia, and the Philippines. In accordance with the April 5, 2021, convertible promissory note, SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. On December 23, 2021, a wholly owned subsidiary of DSS entered into a Stock Purchase and Share Subscription Agreement with SHRG, which provided for an investment of up to $3,000,000 by DSS into SHRG in exchange of an aggregate of 50,000,000 shares of Class A Common Stock and warrants to purchase up to 50,000,000 shares of Class A Common Stock. As of December 31, 2021, the Company held 141,450,978 class A common shares equating to a 57.7% ownership interest in SHRG with aggregate fair value of the Company’s investment in SHRG at December 31, 2021, of approximately $12,731,000. The Company, via three (3) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Heng Fai Ambrose Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

On March 15, 2021, the Company, through one of its subsidiaries, DSS BioMedical International, Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. In addition, under the terms of the Agreement, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”) to acquire the Seller’s wholly owned subsidiary Impact Oncology PTE Ltd for the purchase price of $2,480,000 to effectively purchase ownership of 2,480,000 shares of common stock of Vivacitas. This agreement includes an option to purchase an additional 250,000 shares of common stock. As a result of these On April 21, 2021, the Company announced its wholly owned subsidiary, Premier Packaging Corporation’s intentions to relocate from its current 48,000 square-foot manufacturing facility from Victor, NY to a new 105,000 square-foot facility in the Town of Henrietta, NY approximately 15 miles from its Victor location by the end of 2021. In connection with this relocation, Premier Packaging has entered into an agreement to sell its current Victor location and closed on this transaction on March 18, 2022.

On May 13, 2021, Sentinel Brokers, LLC., a subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. Under the terms of this agreement, the Company has the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel

On May 19, 2021, the Company announced that its wholly owned subsidiary, DSS PureAir, Inc., a Texas corporation (“DSS PureAir”), closed on a Securities Purchase Agreement with Puradigm LLC, a Nevada limited liability corporation (“Puradigm”). Pursuant to the terms of the Securities Purchase Agreement, DSS PureAir agreed to provide Puradigm a secured convertible promissory note in the maximum principal amount of $5,000,000.00 (the “Puradigm Note”). The Puradigm Note has a two-year term with interest at 6.65% payable quarterly. All, or part of the Puradigm Note principal balance can be converted at the sole discretion of DSS PureAir for up to an 18% membership interest in Puradigm LLC. The Puradigm Note is secured by all the assets of Puradigm under a security agreement with Puradigm.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 7). This property was appraised at approximately $7,150,000, of which $4,965,000 and $1,600,000 was allocated to the facility and land respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life of approximately 4 years. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of December 31, 2021, no liability has been recorded for this earnout as management determined it is currently remote. On November 4, 2021, AMRE LifeCare Portfolio, LLC. (“AMRE LifeCare”), a subsidiary of AMRE, acquired three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These facilities are tenanted and operated by LifeCare Hospitals, a specialty hospital operator with a focus on long-term acute and critical care. The medical facilities acquired by AMRE are currently under an 18-year lease with eleven years remaining and an option to renew for an additional five years. These facilities have a total capacity of 195 hospital beds spanning a gross floor area of approximately 320,000 square feet. This property was appraised at approximately $61,601,000, of which $33,600,000 and $12,100,000 was allocated to the facility and land respectively. Also include in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. On December 21, 2021, AMRE Winter Haven, LLC. (“AMRE Winter Haven”), a subsidiary of AMRE, acquired a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements respectively. Also include in the value of the property is $29,000 of intangible assets with an estimated useful life of approximating 5 years. All assets were allocated on a relative fair value basis.

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

On September 13, 2021, the Company finalized a shareholder agreement between its subsidiary, DSS Financial Management, Inc. (“DFMI”) and HR1 Holdings Limited (“HR1”), a company incorporated in the British Virgin Islands, for the purpose to operate a vehicle for private and institutional investors seeking a highly liquid investment fund with attractive risk adjusted returns relative to market unpredictability and volatility. Under the terms of this agreement, 4000 shares or 40% of the Company’s subsidiary Liquid Asset Limited Management Limited (“LVAM”), a Hong Kong company was transferred to HR1 whereas at the conclusion of the transaction DFMI would own 60% of LVAM and HR1 would own 40%. LVAM executes within reliable platforms and broad market access and uses proprietary systems and algorithms to trade liquid exchange-traded funds (“ETFs”), stocks, futures or crypto. Aimed at providing consistent returns while offering the unique ability to liquidate the portfolio within 5 to 10 minutes under normal market conditions, LVAM provides an array of advanced tools and products enabling customers to explore multiple opportunities, strengthen and diversify their portfolios, and meet their individual investing goals.

On April 7th, 2021, the Company entered into a transfer and assignment agreement (“RIA Agreement”) between DSS Securities, Inc. (“DSSS”) and AmericaFirst Capital Management, LLC (“Advisor”), a California limited liability company and the registered investment advisor (“RIA”) to all the funds within the AmericaFirst Quantitative Funds Trust (“Trust”). In September of 2021, with the approval of the Trust’s Board of Trustees and its shareholders, and with the consideration of $600,000 paid, DSSS became the new registered investment advisor to the Trust. Upon the completion of the transfer, the Trust was renamed to the DSS AmericaFirst Quantitative Trust. The DSS AmericaFirst Quantitative Trust is a Delaware business trust established in 2012. The Trust currently consists of 4 mutual funds managed by DSS Wealth Management, Inc.: The DSS AmericaFirst Income Trends Fund, DSS AmericaFirst Defensive Growth Fund, DSS AmericaFirst Risk-On Risk-Off Fund, and DSS AmericaFirst Large Cap Buyback Fund. The funds seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection. The DSS AmericaFirst Quantitative Funds is a suite of mutual funds managed by DSS Wealth Management, Inc. that will expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts and closed-end funds. We see substantial growth opportunities in each of these platforms as we are committed to building and expanding upon an experienced distribution infrastructure. For DSSS services rendered in its role as RIA, the Trust shall pay a fee for each fund calculated as a percentage of the average daily net assets. The $600,000 consideration given is recorded as an Other intangible asset, net on the Consolidated Balance Sheet at December 31, 2021. As the RIA Agreement has no defined period, this asset has been deemed an infinite life asset and no amortization has been taken.

On December 23, 2021, DSS purchased 50,000,000 shares at $0.06 per share of Sharing Services Global Corporation (“SHRG”) via a private placement. With this purchase, DSS increased its ownership of voting shares from approximately 47% of SHRG to approximately 58%. SHRG aims to build shareholder value by developing or acquiring businesses that increase the Company’s product and services portfolio, business competencies and geographic reach. Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the United States, Canada, and the Asia Pacific region using a direct selling business model. The Company markets its products and services through its independent sales force, using its proprietary websites, including: www.elevacity.com and www.thehappyco.com. The Company, headquartered in Plano, Texas, was incorporated in the State of Nevada on April 24, 2015, and is an emerging growth company. The Company’s Common Stock is traded, under the symbol “SHRG,” in the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc.

Impact of COVID-19 Outbreak

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenue

	Year ended December 31, 2021	Year ended December 31, 2020	% Change
Revenue
Printed products	$15,539,000	$13,040,000	19%
Rental income	1,203,000	-	NA
Management fee income	24,000	-	NA
Net investment income	250,000	-	NA
Direct marketing	3,259,000	2,326,000	40%

Total Revenue	$20,275,000	$15,366,000	32%

Revenue - For the year ended December 31, 2021, revenue increased 32% to approximately $20.3 million as compared to revenues of approximately $15.4 million for the year ended December 31, 2020. Printed products sales, which include sales of packaging and printing products, increased 19% in 2021 as compared to 2020. The increases in sales were due primarily to the impact of the COVID-19 pandemic in 2020 as key customers saw a decline in business. In 2021, those key customers returned to pre-pandemic numbers. Net investment income, Rental income and Management fee income, $250,000, $1,203,000 and $24,000 respectively, represent new revenue streams for the Company and are associated with our Securities and Commercial Lending business segments. The Company’s Direct Marketing revenues increased 40% in 2021 as compared to 2020 due primarily to increase sales in our Asian market.

Costs and Expenses

	Year ended December 31, 2021	Year ended December 31, 2020	% Change
Costs and expenses
Costs of revenue, exclusive of depreciation and amortization	$12,271,000	$11,011,000	11%
Sales, general and administrative compensation	12,764,000	7,053,000	81%
Depreciation and amortization	4,322,000	1,068,000	305%
Professional fees	5,774,000	3,343,000	73%
Stock based compensation	46,000	163,000	-72%
Sales and marketing	3,579,000	2,700,000	33%
Rent and utilities	240,000	208,000	15%
Research and development	1,080,000	210,000	414%
Other operating expenses	1,608,000	1,040,000	55%

Total costs and expenses	$41,684,000	$26,796,000	56%

Costs of revenue, exclusive of depreciation and amortization includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue increased 11% in 2021 as compared to 2020, primarily due the increase price of labor, paper and other raw materials associated with our printing and packaging division as well as cost associated with direct marketing product manufacturing and procurement.

Sales, general and administrative compensation costs, increased 81% in 2021 as compared to 2020, primarily due a bonus of approximately $7.9 million accrued for Mr. Heng Fai Ambrose Chan, in accordance with the terms of his employment contract as an executive of the Company’s DSS Cyber Security Pte. Ltd subsidiary as compared to $4.3 million accrued in 2020. Mr. Chan is also the Company’s largest shareholder and Chairman of the Board of Directors.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-competition agreements and patents, and internally developed patent assets. Also included is the depreciation of the buildings acquired and amortization of intangible assets included in real estate acquisitions made by our REIT business line. Depreciation and amortization expense increased by 305% during 2021, as compared to 2020, primarily due to beginning the amortization of the intangible assets obtained as part of the Impact BioMedical acquisition in January 2021 (approximately $93,000 per month) and other acquisitions made during 2021 as well as the 2020 expiration of the non-compete agreement with a former executive, and a large 10-year asset becoming fully depreciated.

Professional fees increased 73% in 2021 as compared to 2020, primarily due to an increase in legal fees associated with the direct marketing division, due diligence fees, as well as costs associated with acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs decreased 72% in 2021 as compared to 2020 due to the expiration of several warrants and options during 2021. Also, one-time stock grants that took place in 2020 to directors, certain officers, and consultants with no similar offerings or grants in 2021.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 33% during 2021 as compared to 2020, primarily due to increased direct marketing distributor commissions as well as increased commissions incurred at our printing and packing division

Rent and utilities increased 15% during 2021 as compared to 2020 due to a new lease in Houston, Texas.

Research and development costs consist primarily of third-party research costs and consulting costs. During the year ended December 31, 2021, Research and development costs increased 414% as compared to the same period in 2020 primarily due to the acquisition of Impact Biomedical, Inc. in August of 2020 and the related costs for continued research and development of the acquired product formulations as well as development of new technologies.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense, insurance costs, and corporate travel. Other operating expenses increased 55% in 2021 as compared to 2020 primarily due to increased software costs associated with enhancements to the Company’s ERP system as well as new software implement as part of the Company’s Direct Marketing segment and increased D&O insurance.

Other Income and Expense

	Year ended December 31, 2021	Year ended December 31, 2020	% Change
Other Income (Expense)
Interest Income	$4,556,000	$69,000	6,503%
Interest Expense	(196,000)	(183,000)	7%
Other income	825,000	1,000	82,400%
(Loss) gain on investments	(12,035,000)	10,609,000	-213%
(Loss) gain from equity method investment	(9,939,000)	604,000	-1,727%
Gain on extinguishment of debt	116,000	622,000	-81%
Amortization of deferred financing costs and debt discount	-	(8,000)	-100%

Total other income	$(16,673,000)	$11,714,000	242%

Interest income increased 6,503%, during the year ended December 31, 2021, as compared to the same period in 2020, due to interest recognized on the Company’s money markets, notes receivable, and the accretion of the discount on convertible notes receivable.

Interest expense increased 7% during the year ended December 31, 2021, as compared to the same period in 2020, due to increases in debt balances.

Other income represents recognition of amortization of note origination fees.

(Loss) gain on investments is recognized on the change in fair market value of warrants in SHRG ($8.9) million, Alset International Limited ($1.9) million and other marketable securities ($1.2) million for the year 2021, as compared to SHRG $7.1 million on related warrants, Alset International Limited $3.4 million and other marketable securities $0.1 million for the year 2020.

(Loss) gain from equity method investment represents the Company’s prorated portion of earnings for its investments accounted for under the equity method for the year ended December 31, 2021 and 2020. See Note 6.

Gain on extinguishment of debt is associated funds received by AAMI in April 2020 from the SBA Paycheck Protection Program of $116,000. As of January 8, 2021, this note was forgiven in full.

Amortized debt discount decreased 100% during the year ended December 31, 2021, as compared to the same period in 2020, due to the balance of debt issue costs being fully expensed in 2020.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2021, the Company had cash of approximately $56.6 million. As of December 31, 2021, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Operating Cash Flow - During 2021, the Company expended approximately $9.0 million for operations, which generally reflected by fluctuations in accounts receivable, inventory, and prepaid and other current assets, accrued expenses and other liabilities.

Investing Cash Flow - During 2021, the Company expended approximately $122.0 million in investing activities. This includes $56.8 million in investments in real estate associated with its REIT business line. In addition, the Company expended approximately $21.5 million on purchases of investments and marketable securities, $18.1 million on the purchase of intangible assets and $11.6 million on investments in notes receivable.

Financing Cash Flows - During 2021, the Company generated $179.2 million from financing activities, which includes $121.7 million from new issuances of common stock and $60.8 million from the borrowings of long-term debt. This is offset by principal payments on debt of approximately $1.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2021 or 2020 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements for the fiscal year ended December 31, 2021 describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Related Party Liabilities - On April 1, 2020 the Company’s HWH World, Inc subsidiary has a service agreement with HWH Korea, a subsidiary of Alset International Limited (“Alset Intl.”) (formally Singapore eDevelopment Limited). The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company, beneficially owning approximately 31.3% of DSS. The Company also owns approximately 127,179,000 shares of Alset Intl, a company publicly listed on the Singapore Exchange Limited. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them for a fee of 2.5% of amounts collected. As of December 31, 2021, the Company had collected approximately $0 as compared to $1,100,000 as of December 31, 2020, on behalf of HWH Korea, which is included in Accrued expenses and deferred revenue on the consolidated balance sheet. There were no amounts outstanding to this related party at December 31, 2021.

Revenue - The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company recognizes rental income associated with its REIT, net of amortization of favorable/unfavorable lease terms relative to market, and includes rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The Company recognizes management fee income from its investment banking line of business as interest owed to the Company occurs. The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of December 31, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Acquisitions - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (“Topic 805”): Clarifying the Definition of a Business (“ASU 2017-01”). The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under this guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. See Note 7 regarding the acquisitions.

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

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held For Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations as Loss from Discontinued Operations. See Note 16.

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

DSS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DSS, Inc. (formerly, Document Security Systems, Inc. and Subsidiaries)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DSS, Inc. (formerly Document Security Systems, Inc and Subsidiaries) (the Company) as of December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Freed Maxick CPAs, P.C.

We served as the Company’s auditor from 2004 to 2020.

Rochester, NY

March 31, 2021, except for the effect of discontinued operations discussed in Note 16 to the consolidated financial statements and except for the retrospective application of changes to the Company’s reportable segments discussed in Note 18, as to which the date for each is March 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DSS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSS, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business acquisition of American Pacific Bancorp and real estate asset acquisitions

As described in Note 7 to the consolidated financial statements, the Company completed the acquisition of American Pacific Bancorp. and the assets acquired and liabilities assumed were required to be recorded at fair value as of the acquisition date. Also described in Note 7, the Company completed acquisitions of real estate assets as each transaction was concentrated in a single identifiable asset or group of assets. The Company utilized third-party valuation specialists to assist in the preparation of these valuations. We identified the fair value determination of the acquired assets, liabilities assumed, and residual value of goodwill as well as the allocation of the real estate assets’ purchase price to be a critical audit matter.

The principal considerations for our determination that estimation of the fair value of the assets acquired in the acquisitions of is a critical audit matter are that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating margins, the discount rate, the valuation methodologies applied by the third-party valuation specialist for the fair value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and efforts in performing procedures and evaluating audit evidence related to management’s forecasted future revenues and cash flows and valuation methodologies. In addition, the audit effort involved the use of specialists to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures included the following:

-		Review management’s process for developing the fair value estimates.
-		Evaluating the market indicators used by management in developing their fair value estimates.
-		Review the completeness and accuracy of underlying data used in the fair value estimates.
-		Utilized an internal valuation specialist to evaluate:
	-	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly,
	-	The appropriateness of the discount rate used by recalculating the weighted average cost of capital, and
	-	The qualification of third-party valuation specialists engaged by the Company based on their credentials and experience.

/s/ Turner Stone & Company, LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

March 31, 2022

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$56,595,000	$5,183,000
Accounts receivable, net	5,673,000	3,589,000
Inventory	10,380,000	1,955,000
Assets held for sale - discontinued operations	-	531,000
Current portion of notes receivable	6,310,000	-
Prepaid expenses and other current assets	3,466,000	1,192,000
Total current assets	82,424,000	12,450,000

Property, plant and equipment, net	17,674,000	4,100,000
Investment in real estate, net	56,374,000	-
Other investments	11,001,000	1,788,000
Investment, equity method	1,080,000	12,234,000
Marketable securities	14,172,000	9,136,000
Notes receivable	5,878,000	537,000
Non-current assets held for sale - discontinued operations	-	790,000
Other assets	489,000	384,000
Right-of-use assets	498,000	182,000
Goodwill	56,606,000	26,862,000
Other intangible assets, net	38,630,000	23,456,000
Total assets	$284,826,000	$91,919,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,920,000	$1,457,000
Accrued expenses and deferred revenue	21,180,000	5,260,000
Other current liabilities	402,000	1,435,000
Current liabilities held for sale - discontinued operations	-	275,000
Current portion of lease liability	393,000	167,000
Current portion of long-term debt, net	3,916,000	278,000
Total current liabilities	27,811,000	8,872,000

Long-term debt, net	55,711,000	1,976,000
Long term lease liability	120,000	15,000
Non-current liabilities held for sale - discontinued operations	-	505,000
Other long-term liabilities	880,000	507,000
Deferred tax liability, net	-	3,499,000

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, issued (43,000 on December 31, 2020); Liquidation value $1,000 per share, $43,000,000 aggregate.	-	1,000
Common stock, $.02 par value; 200,000,000 shares authorized, 76,746,000 shares issued and outstanding (5,836,000 on December 31, 2020)	1,594,000	116,000
Additional paid-in capital	294,685,000	174,380,000
Non-controlling interest in subsidiary	36,409,000	3,430,000
Accumulated deficit	(132,384,000)	(101,382,000)
Total stockholders’ equity	200,304,000	76,545,000

Total liabilities and stockholders’ equity	$284,826,000	$91,919,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended December 31,

	2021	2020
Revenue:
Printed products	$15,539,000	$13,040,000
Rental income	1,203,000	-
Management fee income	24,000	-
Net investment income	250,000	-
Direct marketing	3,259,000	2,326,000
Total revenue	20,275,000	15,366,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	12,271,000	11,009,000
Selling, general and administrative (including stock-based compensation)	25,091,000	14,717,000
Depreciation and amortization	4,322,000	1,068,000
Total costs and expenses	41,684,000	26,794,000
Operating loss	(21,409,000)	(11,428,000)

Other income (expense):
Interest income	4,556,000	69,000
Other income	825,000	1,000
Interest expense	(196,000)	(183,000)
Gain on extinguishment of debt	116,000	622,000
(Loss) income from equity method investment	(9,939,000)	604,000
(Loss) gain on investments	(12,035,000)	10,609,000
Amortization of deferred financing costs and debt discount	-	(8,000)
(Loss) income from continuing operations before income taxes	(38,082,000)	286,000

Income tax benefit	4,032,000	1,774,000
(Loss) income from continuing operations	(34,050,000)	2,060,000
Loss from discontinued operations, net of tax	2,129,000	(641,000)
Net (loss) income	$(31,921,000)	$1,419,000

Loss from continuing operations attributed to noncontrolling interest	921,000	480,000

Net (loss) income attributable to common stockholders	$(31,000,000)	$1,899,000

(Loss) earnings per common share - continuing operations:
Basic	$(0.64)	$0.72
Diluted	$(0.64)	$0.42

Loss per common share - discontinued operations:
Basic	$0.04	$(0.18)
Diluted	$0.04	$(0.11)

Shares used in computing (loss) earnings per common share:
Basic	51,525,746	3,548,421
Diluted	51,525,746	6,019,207

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2021	2020
Cash flows from operating activities:
Net (loss) income from continuing operations	$(34,050,000)	$2,060,000
Adjustments to reconcile net (loss) income from continuing operations to net cash used by operating activities:
Depreciation and amortization	4,322,000	1,068,000
Stock based compensation	78,000	149,000
Loss (income) on equity method investment	9,939,000	(604,000)
Loss (gain) on investments	12,035,000	(10,609,000)
Gain on extinguishment of debt	(116,000)	(622,000)
Deferred tax benefit	(4,032,000)	(1,774,000)
Decrease (increase) in assets:
Accounts receivable	(2,084,000)	(665,000)
Inventory	(8,425,000)	(705,000)
Prepaid expenses and other current assets	(2,274,000)	(509,000)
Other assets	1,216,000	264,000
Increase (decrease) in liabilities:
Accounts payable	463,000	(183,000)
Accrued expenses	15,920,000	4,291,000
Other liabilities	(2,004,000)	1,001,000
Net cash used by operating activities	(9,012,000)	(6,831,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,283,000)	(321,000)
Purchase of real estate	(56,794,000)	-
Purchase of investment	(4,130,000)	-
Purchase of marketable securities	(8,171,000)	(9,791,000)
Asset acquired with APB acquisition	3,356,000	-
Conversion of SHRG to consolidation	(12,225,000)	-
Note receivable investment	(11,651,000)	(574,000)
Purchase of intangible assets	(18,110,000)	-
Net cash used by investing activities	(122,008,000)	(10,686,000)

Cash flows from financing activities:
Payments of long-term debt	(1,950,000)	(304,000)
Borrowings of long-term debt	60,864,000	1,278,000
Payments of revolving lines of credit, net	-	(500,000)
Deferred financing fees	(1,425,000)	-
Issuances of common stock, net of issuance costs	121,736,000	20,195,000
Net cash provided by financing activities	179,225,000	20,669,000

Cash flows from discontinued operations:
Cash provided (used) by discontinued operations	207,000	636,000
Cash provided by investing activities	3,000,000	876,000
Cash used by financing activities	-	(577,000)
Net cash provided (used) by discontinued operations	3,207,000	935,000

Net increase in cash	51,412,000	4,087,000
Cash and cash equivalents at beginning of year	5,183,000	1,096,000
Cash and cash equivalents at end of year	$56,595,000	$5,183,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subsidiary	Deficit	Total

Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$3,430,000	$(101,382,000)	$76,545,000

Issuance of common stock, net	67,340,000	1,347,000	-	-	120,434,000	-	-	121,781,000
Conversion of preferred stock	6,570,000	131,000	(43,000)	(1,000)	(130,000)	-	-	-
Stock based payments, net of tax effect	-	-	-	-	2,000	-	-	2,000
Acquisition of American Pacific Bancorp	-	-	-	-	-	33,097,000	-	33,098,000
Acquisition of Sharing Services Global Corporation	-	-	-	-	-	800,000	-	800,000
Net loss	-	-	-	-	-	(920,000)	(31,001,000)	(31,921,000)
Balance December 31, 2021	79,746,000	$1,594,000	-	$-	$294,686,000	$36,407,000	$(132,383,000)	$200,304,000

Balance, December 31, 2019	1,206,000	$24,000	-	-	$115,560,000	-	$(103,281,000)	$12,303,000

Issuance of common stock, net	3,434,000	68,000	-	-	20,127,000	-	-	20,195,000
Conversion of preferred stock	663,000	13,000	(4,000)	-	(13,000)	-	-	-
Stock based payments, net of tax effect	50,000	1,000	-	-	397,000	-		398,000
Acquisition of Impact Biomedical, Inc.	483,000	10,000	47,000	1,000	38,309,000	3,910,000	-	42,231,000
Net (loss) income	-	-	-	-	-	(480,000)	1,899,000	1,419,000
Balance December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$3,430,000	$(101,382,000)	$76,545,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

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

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Direct, (4) Commercial Lending, (5) Securities and Investment Management, (6) Alternative Trading (7) Digital Transformation, (8) Secure Living, and (9) Alternative Energy. Each of these business lines are in different stages of development, growth, and income generation.

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Direct, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. (4) Our Commercial Lending business division, driven by American Pacific Bancorp (“APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (5) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) Alternative Trading was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alt. Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). (7) Digital Transformation was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation. (8) The Secure Living division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing. (9) The Alternative Energy group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy.

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

Impact BioMedical strives to leverage its scientific know-how and intellectual property rights to provide solutions that have been plaguing the biomedical field for decades. By tapping into the scientific expertise of its partners, Impact BioMedical has undertook a concerted effort in the research and development (“R&D”), drug discovery and development for the prevention, inhibition, and treatment of neurological, oncological, and immune related diseases.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp, Inc. (“APB”), which provided for an investment of $40,000,200 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS became the majority owner of APB. (see Note 7).

On September 13, 2021, the Company finalized a shareholder agreement between its subsidiary, DSS Financial Management, Inc. (“DFMI”) and HR1 Holdings Limited (“HR1”), a company incorporated in the British Virgin Islands, for the purpose to operate a vehicle for private and institutional investors seeking a highly liquid investment fund with attractive risk adjusted returns relative to market unpredictability and volatility. Under the terms of this agreement, 4000 shares or 40% of the Company’s subsidiary Liquid Asset Limited Management Limited (“LVAM”), a Hong Kong company was transferred to HR1 whereas at the conclusion of the transaction DFMI would own 60% of LVAM and HR1 would own 40%. LVAM executes within reliable platforms and broad market access and uses proprietary systems and algorithms to trade liquid exchange-traded funds (ETFs), stocks, futures or crypto. Aimed at providing consistent returns while offering the unique ability to liquidate the portfolio within 5 to 10 minutes under normal market conditions, LVAM provides an array of advanced tools and products enabling customers to explore multiple opportunities, strengthen and diversify their portfolios, and meet their individual investing goals.

On December 23, 2021, DSS purchased 50,000,000 shares at $0.06 per share of Sharing Services Global Corporation (“SHRG”) via a private placement. With this purchase, DSS increased its ownership of voting shares from approximately 47% of SHRG to approximately 58%. SHRG aims to build shareholder value by developing or acquiring businesses that increase the Company’s product and services portfolio, business competencies and geographic reach. Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the United States, Canada, and the Asia Pacific region using a direct selling business model. The Company markets its products and services through its independent sales force, using its proprietary websites, including: www.elevacity.com and www.thehappyco.com. The Company, headquartered in Plano, Texas, was incorporated in the State of Nevada on April 24, 2015, and is an emerging growth company. The Company’s Common Stock is traded, under the symbol “SHRG,” in the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of DSS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts and notes receivable, inventory, fair values of investments, recoverability of long-lived assets and goodwill, useful lives of intangible assets and property and equipment, contingencies fair values of options and warrants to purchase the Company’s common stock, deferred revenue and income taxes, substantial doubt about ability to continue as a going concern among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassifications – Certain amounts on the accompanying consolidated balance sheets and income statements for the year ended December 31, 2020 have been reclassified to conform to current year presentation.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents in the accompanying consolidated balance sheets are money market funds whose adjusted costs approximate fair value.

Accounts Receivable – The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of December 31, 2021, the Company established a reserve for doubtful accounts of approximately $20,000 ($25,000 – 2020). The Company does not accrue interest on past due accounts receivable.

Fair Value of Financial Instruments – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The carrying amounts reported in the consolidated balance sheet of cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities classify as a Level 1 fair value financial instrument. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do not reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of investments where the fair value is not considered readily determinable, are carried at cost.

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of $388,000 associated with the inventory at our SHRG subsidiary was recorded as of December 31, 2021. No allowance was recorded at December 31, 2020. Write-downs and write-offs are charged to cost of revenue.

Notes receivable, unearned interest, and related recognition – The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes receivable on the consolidated balance sheet as current or long-term based on the maturity date of the underlying notes. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan.

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

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the assets whichever is shorter. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Investments in real estate, net – Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets.

Leases - ASC 842 requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period incurred. The Company has elected to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2021, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company, APB and Impact BioMedical of approximately $1,769,000, $29,744,000, and $25,093,000, respectively. Consistent with this accounting impairment analysis, the Company determined that due to many factors, including the impact of the COVID-19 outbreak and the related closing of the operations of the Plastic Group, the Company has quantitatively tested the carrying value of its goodwill associated with the DSS Plastics Group and determined that an impairment of the DSS Plastics’ goodwill had occurred and the Company recorded a full goodwill impairment of $685,000 during the twelve-months ended December 31, 2020. This impairment has been included in the calculation of the discontinued operations of DSS Plastics group. There was no goodwill impairment recorded during the year ended December 31, 2021.

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

Related Party Liabilities - On April 1, 2020 the Company’s HWH World, Inc subsidiary has a service agreement with HWH Korea, a subsidiary of Alset International Limited (“Alset Intl.”) (formally Singapore eDevelopment Limited). The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The Company also owns approximately 127,179,000 shares of Alset Intl, a company publicly listed on the Singapore Exchange Limited. This service agreement will allow HWH Korea to utilize the Company’s merchant account in connection with their direct marketing network with periodic remittance of the cash collected to them for a fee of 2.5% of amounts collected. As of December 31, 2021, the Company had collected approximately $0 as compared to $1,100,000 as of December 31, 2020, on behalf of HWH Korea, which is included in Accrued expenses and deferred revenue on the consolidated balance sheet. There were no amounts outstanding to this related party at December 31, 2021.

Reverse Stock Split - On May 4, 2020, DSS, Inc. held a Special Meeting of Stockholders at which the Company’s stockholders approved amendment to the Company’s certificate of incorporation to effect a reverse split of common stock of the Company by a ratio of 1-for-30 with the effectiveness of such amendment to be determined by the Board of Directors of the Company The form of the certificate of amendment to effect the Reverse Split was subsequently approved by the Board on May 4, 2020. On May 7, 2020, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of New York to effect a 1-for-30 reverse stock split of the Company’s outstanding common stock. The Amendment was effective at 5:01 p.m. Eastern Time on May 7, 2020. The reverse stock split has been retroactively applied to all financial statements presented.

Revenue - The Company recognizes its products and services revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company recognizes rental income associated with its REIT, net of amortization of favorable/unfavorable lease terms relative to market and includes rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The Company recognizes net investment income from its investment banking line of business as interest owed to the Company occurs. The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of December 31, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Costs of revenue - Costs of revenue includes all direct cost of the Company’s packaging, commercial and security printing sales, primarily, paper, inks, dies, and other consumables, and direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the manufacturing and procurement of the products sold in the Company’s Direct Marketing line of business as well as with the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Amortization of intangible assets, patent costs and acquired technology are included in depreciation and amortization on the consolidated statement of operations. Costs of revenue do not include expenses related to product development, integration, and support. These costs are included in research and development, which is a component of selling, general and administrative expenses on the consolidated statement of operations. Legal costs are included in selling, general and administrative.

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

Sales Commissions - Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. A significant portion of the Company’s sales commissions expense is generated from its direct marketing line of business. These commissions are based on current month shipments and are paid one month in arrears. There were no sales commissions capitalized as of December 31, 2021.

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

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of third-party research costs and consulting costs. The Company recognized costs of approximately $1,080,000 and $210,000 in 2021 and 2020, respectively.

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

Earnings Per Common Share - The Company presents basic and diluted earnings per share. Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the year ended December 31, 2021, potential dilutive instruments includes both warrants and options of 3,556 and 11,930 shares respectively. Weighted average shares outstanding used for diluted earnings per share includes the assumed conversion of the 47,000 preferred shares, convertible into 7,233,000 common shares, for the period they were outstanding resulting in an additional 2,471,000 shares for the year ended December 31, 2020.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During 2021, two customers accounted for approximately 27% and 14% of our consolidated revenue. As of December 31, 2021, these two customers accounted for approximately 29% and 19% of our consolidated trade accounts receivable balance. As of December 31, 2020, these two customers accounted for approximately 20% and 18% of our consolidated revenue and 41% and 19% of our consolidated trade accounts receivable balance.

Acquisitions - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (“Topic 805”): Clarifying the Definition of a Business (“ASU 2017-01”). The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under this guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. See Note 7 regarding the acquisitions.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt ASU 2019-12 effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

Impact of COVID-19 Outbreak - The COVID-19 pandemic has created global economic turmoil and has potentially permanently impacted how many businesses operate and how individuals will socialize and shop in the future. We continue to feel the effect of the COVID-19 business shutdowns and consumer stay-at-home protections. But the effect of the economic shutdown has impacted our business lines differently, some more severely than others. In most cases, we believe the negative economic trends and reduced sales will recover over time. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

NOTE 3 – INVENTORY

Inventory consisted of the following as of December 31:

	2021	2020
Finished Goods	$7,705,000	$1,544,000
Work in Process	512,000	280,000
Raw Materials	2,551,000	131,000
	$10,768,000	$1,955,000
Less allowance for obsolescence	(388,000)	-
	$10,380,000	$1,955,000

NOTE 4 – NOTES RECEIVABLE

Century TBD Holdings, LLC.

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of December 31, 2021, and December 31, 2020, this TBD Note had outstanding principal and interest of approximately $537,000. This asset was classified as long-term portion of Notes receivable on the consolidated balance sheet as December 31, 2021, and as Notes receivable on the consolidated balance sheet as of December 31, 2020. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement is expected to be finalized sometime during the first quarter of 2022.

GSX Group Limited

On February 8, 2021, the Company entered into a convertible promissory note (“GSX Note”) with GSX Group Limited (“GSX”), a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from date of issuance. The outstanding principal and interest as of December 31, 2021, approximated $829,000, and is classified as a Current portion of notes receivable on the Consolidated Balance Sheets at December 31, 2021. The GSX Note shall be converted, at the Company’s option, into shares of GSX at the conversion price of $1.05 per share. As of the date of filing, this note is in default. The Company and GSX are currently re-negotiating the terms of the GSX Note.

On February 3, 2021, USX Holdings Company, Inc., a subsidiary of the Company entered into a binding joint venture term sheet (“GSX JV”), along with Coinstreet, whose CEO is also a member of the Company’s board of directors, for the creation of a USA based joint venture alternative trading system or exchange (“JV Exchange”). During the nine-months ended September 30, 2021, the Company and GSX finalized the terms of the JV Exchange. This JV is currently in the planning stages.

Dustin Crum

On February 21, 2021, Impact BioMedical, Inc. a subsidiary of the Company, entered into a promissory note (“Crum Note”) with Dustin Crum (“Mr. Crum”). The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until August 19, 2022, at which time all accrued interest and the entire remaining principal shall be due and payable in full. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of December 31, 2021, approximated $197,000 and is classified in current notes receivable on the accompanying consolidated balance sheets.

Sentinel Brokers Company, Inc.

On May 13, 2021, a subsidiary of the Company entered a revolving credit promissory note (“Sentinel Note”) with Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York. The Sentinel Note has an aggregate principal balance up to $600,000, to be funded at request of Sentinel. The Sentinel Note, which incurs interest at a rate of 6.65% is payable in arears until the principal is paid in full at the maturity date of May 13, 2023. As of December 31, 2021, there is $0 outstanding on the Sentinel Note.

Puradigm, LLC.

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered into a convertible promissory note (“Puradigm Note”) with Puradigm, LLC (“Puradigm”), a company registered in the state of Texas. The Puradigm Note has an aggregate principal balance up to $5,000,000, to be funded at request of Puradigm. The Puradigm Note, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 14, 2023. The Puradigm Note contains an options conversion clause that allows the Company to convert all, or a portion of all, into new issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of December 31, 2021, approximated $5,081,000, which is classified as Notes receivable on the consolidated balance sheet.

Harris-Montgomery Counties Management District

On September 23, 2021, APB entered into refunding bond anticipatory note (“District Note”) with Harris-Montgomery Counties Management District (the “District”), which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 4.15% per annum. Principal and interest are due in full on September 22, 2022. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The outstanding principal and interest of $3,540,000 of the District Note is included in current portion of notes receivable on the consolidated balance sheet at December 31, 2021.

Asili, LLC.

On October 25, 2021, APB entered into loan agreements (“Asili Agreement”) with Asili, LLC. (“Asili”) a company registered in the state of Utah. The Asili Agreement has an initial aggregate principal balance up to $1,000,000, to be funded at request of Asili, with an option to increase the maximum principal borrowing to $3,000,000. The Asili Agreement, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. The Asili Agreement contains an optional conversion feature allowing APB to convert the outstanding principal to a 10% membership interest in Asili, at a ratio of $1,000,000 to 10%. APB, as holder of the Asili Agreement, has the right to elect one member to the Asili Board of Managers. The outstanding principal and interest of $784,000 of the Asili Agreement is included in current portion of notes receivable on the consolidated balance sheet at December 31, 2021.

West Park Capital Group, LLC.

On December 28, 2021, APB entered into promissory note (“West Park Note”) with West Park Capital Group, LLC. (“West Park”), a company registered in the state of California. The West Park Note has an principal balance of $700,000. The West Park Note, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. The outstanding principal and interest of $700,000 of the West Park Note is included in current portion of notes receivable on the consolidated balance sheet at December 31, 2021.

Leopoldo Bustamate.

On June 13, 2019, the Company extended the credit to Leopoldo Bustamate (“Bustamate Note”) in the form of a promissory note for $249,540, bearing interest at 15%, with a maturity date of May 15, 2020. On June 5, 2020, the Company further extended the same credit in the form of a promissory note for $249,540, bearing interest at 15%, with a maturity date of May 14, 2021. On August 30, 2021, the Company further extended the same credit in the form of a promissory note for $249,540, bearing interest at 12.5%, with a maturity date of May 15, 2023. The modification agreement is effective May 14, 2021. This promissory note is secured by a deed of trust on a tract of land, which is approximately 315 acres, and located in Coke County, Texas. The outstanding principal and interest of $260,000 of the Bustamate Note is included in long term portion of Notes receivable on the consolidated balance sheet at December 31, 2021.

HWH World Ltd.

On October 7, 2021, HWH entered into a revolving loan commitment (“HWH Ltd Note”) with HWH World Ltd. (“HWH Ltd.”) a company registered in Taiwan. The HWH Ltd. Note has an principal balance of $52,000 and incurred no interest through the maturity date of December 31,2021. The outstanding principal at December 31, 2021 is $52,000 and is included in the current portion of notes receivable. This note is currently in default and the Company is currently in the process of extending the terms. In accordance with the terms of the HWH Ltd. Note, the Company began charging interest at the default rate of 18% on January 1, 2022.

1044PRO, LLC.

In January 2021, the SHRG and 1044PRO, LLC (“1044 PRO”) entered into a Funding Agreement pursuant to which the Company agreed to provide to 1044 PRO a $250,000 revolving credit line and loaned $204,879 to 1044 PRO under the credit line. Borrowings under the credit line are payable in monthly installments in amounts determined by the amount of each cash advance. At December 31, 2021, loans of $193,000 are outstanding, net of an allowance for the impairment losses of $115,000, and is included in Current portion of notes receivable on the consolidated balance sheet as of December 31, 2021. In connection with the loan, the Company acquired a 10% equity interest in 1044 PRO and a security interest in 1044 PRO’s cash receipts and in substantially all 1044 PRO’s assets.

XIP Optimal

In the fiscal year 2019, SHRG received a promissory note for $106,404 from a prior merchant payment processor in connection with amounts owed to the Company. At December 31, 2021, $15,000 is outstanding and included in Current portion of notes receivable on the consolidated balance sheet.

NOTE 5 – FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and marketable securities by significant investment category as of December 31, 2021 and December 31, 2020:

	2021
	Adjusted Cost	Unrealized Gain	Fair Value	Cash and Cash Equivalents	Restricted Cash	Marketable Securities	Notes Receivable	Investments
Cash	$50,286,000	$-	$50,286,000	$50,286,000	$-	$-	$-	$-
Restricted Cash	-	-	-	-	-	-	-	-
Level 1
Money Market Funds	6,309,000	-	6,309,000	6,309,000	-	-	-	-
Marketable Securities	12,993,000	1,544,000	14,537,000	-	-	14,537,000	-	-
Level 2
Warrants	3,318,000	-	3,318,000	-		-	-	3,318,000
Convertible securities	1,023,000	-	1,023,000	-	-	-	-	1,023,000

Total	$73,929,000	$1,544,000	$75,473,000	$56,595,000	$-	$14,537,000	$-0	$4,341,000

	2020
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Investment
Cash and cash equivalents	$1,690,000	$-	$1,690,000	$1,690,000	$-	$-
Level 1
Money Market Funds	3,493,000	-	3,493,000	3,493,000	-	-
Marketable Securities	5,641,000	3,495,000	9,136,000	-	9,136,000	-
Level 2
Warrants	700,000	356,000	1,056,000	-	-	1,056,000
Total	$11,524,000	$3,851,000	$15,375,000	$5,183,000	$9,136,000	$1,056,000

The Company typically invests with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

NOTE 6 - INVESTMENTS

Alset International Limited (formally Singapore eDevelopment Limited)

As of December 31, 2018, the Company owned 21,196,552 ordinary shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. and an existing three-year warrant to purchase up to 105,982,759 ordinary shares at an exercise price of SGD$0.040 (US$0.0298) per share During the year ended December 31, 2019 the Company exercised 61,977,577 of the warrants for total cost of $1,829,000 and at December 31, 2019 recorded the investment at cost, less impairment under the measurement alternative in ASC 321 for a total value of $2,154,000. As of June 26, 2020, the Company exercised the remaining warrants for total cost of $1,291,000 bringing its total ownership to 127,179,291 shares or approximately 7% of the outstanding shares of Alset Intl as of December 31, 2020. Historically and through June 30, 2020, the Company carried its investment in Alset Intl at cost, less impairments under the measurement alternative in ASC 321 in part due to the restriction on the sale of shares which expired on September 17, 2019 as well as the lack of historical volume associated with the shares of Alset Intl. During the third quarter 2020, the Company determined fair value based on the volume of shares traded on the Singapore Exchange which has a breadth and scope comparable to United States markets, as well as a consistent and observable market price. Accordingly, this investment is now classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2021 and 2020, respectively, was approximately $4,909,000 and $6,830,000. During the years ended December 31, 2021 and 2020, the Company recorded an unrealized losses and gains on this investment of approximately $ 1,920,000 and $3,384,200, respectively.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC, the Company began accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC for the year ended December 31, 2021, was $19,000, and is included in Investments, equity method on the Consolidated Balance Sheet.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name and flagging of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the year ended December 31, 2021.

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

Under the terms of the Distribution Agreement, the Company will have exclusive rights to distribute the products within the United States, Canada, Singapore, Malaysia, and South Korea and non-exclusive distribution rights in all other countries. In exchange, the Company agreed to certain obligations, including mutual marketing obligations to promote sales of the products. This agreement is for ten years with a one year auto-renewal feature.

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

On April 1, 2021, the Company entered into an additional stock purchase agreement with Vivacitas (“Vivacitas Agreement #2”), whereas Vivacities wished to employ the service of the Chief Business Officer of Impact Biomedical, and in return for the services of this individual, Vivacitas shall issue to the Company, the aggregate purchase price for the Class A Common Shares of Vivacitas at the value of $1.00 per share shall be $120,000 to be paid in twelve (12) equal monthly installments for the period between April 1, 2021 and March 31, 2022. As of December 31, 2021, the Company has received 90,000 Common A Shares of Vivacitas.

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to approximately 16% as of December 31, 2021.

Sentinel Brokers Company, Inc.

On May 13, 2021, a Sentinel Brokers, LLC., subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. During the three months ended September 30, 2021, the Company contributed an additional $750,000 capital into Sentinel, increasing its total capital investment to $1,050,000. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of Sentinel’s earnings and losses within our consolidated statement of operations. The Company’s portion of net income in Sentinel for the year ended December 31, 2021, was not significant.

Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

In September 2021, the SHRG, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the SHRG invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $1.4 million in favor of the SHRG (the “Convertible Note”) and (b) a detachable Warrant to purchase shares of GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the SHRG an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-day period ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the SHRG 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee.

The SHRG carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with U.S. GAAP. During the three and nine months ended December 31, 2021, the SHRG recognized unrealized gains, before income tax, of $1.2 million and $3.3 million, respectively, in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

In September 2021, the SHRG entered into a Membership Unit Purchase Agreement pursuant to which the SHRG acquired a 30.75% equity interest in MojiLife, LLC, a limited liability SHRG organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products, such as cordless scent diffusers, for the home and the car, as well as proprietary home cleaning products and accessories. During the nine months ended December 31, 2021, the SHRG recognized equity in losses of $59,629, before income tax, in connection with its investment in MojiLife.

NOTE 7 – Acquisitions

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

Effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of December 31, 2021, this Note had outstanding principal and interest of approximately $914,000. Upon consolidation this Note is eliminated. AMRE entered into a $200,000 unsecured promissory note with LiquidValue Asset Management Pte Ltd (“LVAMPTE”). The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. See Note 11 for further details. LVAMPTE is majority owned subsidiary of Alset International Limited whose Chief Executive Office and largest shareholder is Heng Fai Ambrose Chan, the Chairman of the Board and largest shareholder of the Company.

On June 18, 2021, DSS Securities, entered into a stock purchase agreement with AMRE to acquire 264,525 Class A Common Shares of AMRE at a per share price of $10, for a total consideration of $2,645,250. The additional 264,525 Class A Common Shares acquired increases the Company’s total equity interest in AMRE to approximately 93%.

On June 18, 2021, AMRE Shelton, LLC. (“AMRE Shelton”), a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 11) for the purchase price of $7,150,000. In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land and tenant improvements respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life approximating 3 years. All assets were allocated on a relative fair value basis. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of December 31, 2021, no liability has been recorded for this earnout.

On November 4, 2021, AMRE LifeCare Portfolio, LLC. (“AMRE LifeCare”), a subsidiary of AMRE, acquired three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements respectively. Also include in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. All assets were allocated on a relative fair value basis.

On December 21, 2021, AMRE Winter Haven, LLC. (“AMRE Winter Haven”), a subsidiary of AMRE, acquired a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements respectively. Also include in the value of the property is $29,000 of intangible assets with an estimated useful life of approximating 5 years. All assets were allocated on a relative fair value basis.

During the year ended December 31, 2021, AMRE had net losses of $2,835,000 of which $138,000 and is attributable to the non-controlling interest.

Impact BioMedical, Inc.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl (formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration of $50 million to acquire 100% of the outstanding shares of Impact. The acquisition was done to add assets and a foundation of products with international market opportunities and demand, and which can be structured into long- term scalable, reoccurring license revenue within the DSS BioHealth line of business. Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. The Company incurred approximately $295,000 in cost associated with the acquisition of Impact Biomedical which were recorded as general and administrative expenses. As a result of the Share Exchange, Impact Biomedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary and operating results of the acquisition are included in the Company’s financial statements beginning August 21, 2020. Impact BioMedical has several subsidiaries that are not wholly owned by Impact Biomedical and have an ownership percentage ranging from 63.6% to 100%. During the year ended December 31, 2021, Impact has incurred approximately $2,535,000 of net losses, of which $407,000 of loss incurred is attributable to non-controlling interest. Although Impact historically, and to date has not generated any revenues, the acquisition of Impact meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805

American Pacific Bancorp.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,000 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS owns approximately 53% of APB, and as a result its operating results have been included in the Company’s financial statements beginning September 9, 2021. The Company incurred approximately $36,000 in cost associated with the acquisition of APB which were recorded as general and administrative expenses. The acquisition of APB meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. Since acquisition, APB has incurred approximately $194,000 of net losses, of which approximately $96,000 of loss incurred is attributable to non-controlling interest. The next largest shareholder of APB is Alset EHome International, Inc. (“AEI”). AEI’s Chairman and CEO, Heng Fai Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company. The CEO of the Company, Mr. Frank D. Heuszel, also has an approximate 2% equity position of APB.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of APB as if the acquisition took place on January 1. The pro forma consolidated results include the impact of certain adjustments.

	2021 (unaudited)	2020 (unaudited)
Revenue	$20,337,000	$10,233,000
Net (loss)/income	$(32,217,000)	$1,778,000
Basic (loss)/earnings per share	$(0.63)	$0.63
Diluted (loss)/earnings per share	$(0.63)	$0.46

The Company has completed the valuation of good will and non-controlling interest, which approximate $29,744,000 and $33,099,000, respectively. Goodwill is driven by other intangible assets that do not qualify for separate recognition and is not deductible for tax purposes. Net assets acquired were approximately $3,400,000 and included approximately $1,250,000 in cash, $1,900,000 in marketable securities, $330,000 in notes receivable and $101,000 of accounts payable and accrued liabilities. APB and the company in which APB owns marketable securities share a common director.

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

On July 22, 2020, Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors, assigned to DSS a Stock Purchase and Share Subscription Agreement by and between Mr. Chan and SHRG, pursuant to which the Company purchased 30,000,000 shares of Class A common stock and 10,000,000 warrants to purchase Class A common stock for $3 million, causing the Company’s ownership in SHRG to exceed 20%. The warrants have an average exercise price of $0.20, immediately vested and may be exercised at any time commencing on the date of issuance and ending three years from such date. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through earnings. These warrants have been recorded at the fair value of $324,000 as of September 30, 2021, as compared to $1,056,000 at December 31, 2020 on the Company’s consolidated balance sheet and are included in “other investments” with the decrease representing an unrealized loss of $224,000 and $732,000 respectively during the three and nine months ended September 30, 2021.

As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9,192,000 which represents primarily intangible assets in the form of a distributor lists and goodwill arising from acquisitions. These intangible assets have been valued at approximately $1,148,000 and $8,044,000, respectively. The intangible asset arising from the distributor list has a five-year useful life. The Company has recorded amortization of $57,000 and $287,000 for the three- and nine-months ended September 30, 2021, respectively, on the consolidated statement of operations. On April 5, 2021, a subsidiary of the Company entered into a convertible promissory note (“SHRG Note”) with SHRG (see Note 3). The Company loaned the principal sum of $30,000,000. Accordingly, in April 2021, the SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. In addition, the Company received 150,000,000 warrants both issued and vested on April 5, 2021. These warrants have an exercise price of $0.22 and expire April 5, 2026. As of the date of issuance the warrants the consideration paid allocated to the warrants amounted to approximately $14,957,000. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through earnings.. As of September 30, 2021, the Company held 91,460,978 class A common shares equating to a 46.8% ownership interest in SHRG. On December 23, 2021, DSS purchased 50,000,000 shares at $0.06 per share via a private placement. With this purchase, DSS increased its ownership of voting shares from approximately 47% of SHRG to approximately 58%. The acquisition of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of SHRG as if the acquisition took place on January 1. The pro forma consolidated results include the impact of certain adjustments.

	2021 (unaudited)	2020 (unaudited)
Revenue	$61,784,000	$102,308,000
Net (loss)/income	$(37,236,000)	$4,675,000
Basic (loss)/earnings per share	$(0.72)	$1.32
Diluted (loss)/earnings per share	$(0.72)	$0.78

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition of SHRG. The Company is in the process of completing valuations and useful lives for certain assets acquired in the transaction. We expect the preliminary purchase price accounting to be completed during the year ending December 31, 2022.

The Company, via three (3) of the Company’s existing board members, currently holds three (3) of the seven (7) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

NOTE 8 - PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31:

	Estimated
	Useful Life	2021	2020
Machinery and equipment	5-10 years	$7,005,000	$6,866,000
Building and improvements	39 years	11,234,000	1,976,000
Land		185,000	185,000
Furniture and fixtures	7 years	397,000	130,000
Software and websites	3 years	1,099,000	298,000
Construction in progress		4,208,000	33,000
Total Cost		24,128,000	9,472,000
Less accumulated depreciation		6,454,000	5,372,000
Property, plant and equipment, net		$17,674,000	$4,100,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $1,129,000 and $710,000 respectively.

NOTE 9 - INTANGIBLE ASSETS

On January 24, 2020 and April 8, 2020, the Company foreclosed on two separate note receivables with RBC Life Sciences, Inc. during which the Company acquired $637,000 of intangible assets as settlement of the amounts owed. These assets are being amortized over their useful lives.

On August 21, 2020, the Company completed its acquisition of Impact BioMedical, (see Note 7) during which the Company, based on valuations performed, acquired $22,260,000 of developed technology assets. These assets were placed in service on January 1, 2021 and will be amortized over a 20-year useful life when placed in service.

On June 18, 2021, AMRE Shelton financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut. Include in the value of the property is $585,000 of intangible assets with an estimated useful life of 3 years.

On November 4, 2021, AMRE LifeCare acquired three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania. Include in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years.

On December 21, 2021, AMRE Winter Haven, LLC. (“AMRE Winter Haven”), a subsidiary of AMRE, acquired a medical facility located in Winter Haven, Florida. Include in the value of the property is $29,000 of intangible assets with an estimated useful life of approximating 5 years.

Intangible assets are comprised of the following:

			2021			2020
	Useful Life		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years		$22,260,000	$1,113,000	$21,147,000	$22,260,000	$-	$22,260,000
Acquired intangibles customer lists, licenses, site/tenant improvements, in-place and favorable or unfavorable leases	1-11 years		19,529,000	2,162,000	17,367,000	1,259,000	330,000	929,000
Acquired intangibles patents and patent rights			500,000	500,000	-	500,000	500,000	-
Patent application costs	Varied	(1)	1,052,000	936,000	116,000	1,178,000	911,000	267,000
			$43,341,000	$4,711,000	$38,630,000	$25,197,000	$1,741,000	$23,456,000

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2021, the weighted average remaining useful life of these assets in service was approximately 3.6 years.

Amounts amortized for the year ended December 31, 2021 and 2020 was approximately $3,279,000 and $374,000, respectively.

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2022	8,237,000
2023	2,686,000
2024	2,142,000
2025	2,471,000
2026	2,021,000

NOTE 10 – ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses and deferred revenue consist of the following for the years ended December 31,

	2021	2020
Customer deposits	$160,000	$25,000
Deferred revenue	1,348,000	-
Accrued wages	11,992,000	4,665,000
Employee stock warrants liabilities	1,070,000	-
Settlement liability	342,000	-
Uncertain tax positions	922,000	-
Accrued expenses	4,024,000	565,000
Sales tax payable	1,322,000	5,000

	$21,180,000	$5,260,000

NOTE 11 – SHORT TERM AND LONG-TERM DEBT

Revolving Credit Lines - The Company’s subsidiary Premier Packaging has a revolving credit line with Citizens Bank (“Citizens”) of up to $800,000 that bears interest at 1 Month LIBOR plus 2.0% (2.1% as of December 31, 2020) and had a maturity date of May 31, 2022 and was renewable annually. This renewal was not exercised by Premier Packaging. As of December 31, 2021, the revolving line had a balance of $0.

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

Equipment Line of Credit - On July 31, 2020, Premier Packaging entered into a Loan Agreement and accompanying Term Note Non-Revolving Line of Credit Agreement with Citizens pursuant to which Citizens agreed to lend up to $900,000 to permit Premier Packaging to purchase equipment from time to time that it may need for use in its business. The aggregate principal balance outstanding under the Equipment Acquisition Line of Credit shall bear interest thereon at a per annum rate of 2% above the LIBOR Advantage Rate until the Conversion Date (as defined in the Term Note Non-Revolving Line of Credit). Effective on the Conversion Date, the interest shall be adjusted to a fixed rate equal to 2% above the bank’s Cost of Funds, as determined by Citizens. As of December 31, 2020, the loan had a balance of $0. Premier Packaging did not exercise its right to renew this line of credit.

Promissory Notes - On June 27, 2019, Premier Packaging refinanced and consolidated the outstanding principal associated with the two promissory notes for its packaging plant located in Victor, New York, for $1,200,000 with Citizens Bank. The new Promissory Note calls for monthly payments of $7,000, with interest fixed at 4.22%. The new Promissory Note matures on June 27, 2029, at which time a balloon payment of $708,000 is due. As of December 31, 2020, the new, consolidated Promissory Note had a balance of $1,100,000. In July of 2021, Premier Packaging repaid this note in full.

The Citizens credit facilities to the Company’s subsidiary Premier Packaging, contain various covenants including fixed charge coverage ratio, tangible net worth and current ratio covenants which are tested annually at December 31. For the year ended December 31, 2020, Premier Packaging was in compliance with the annual covenants.

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAMPTE. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As of December 31, 2020, accrued interest is included in the outstanding balance. If not paid sooner, the entire unpaid principal balance is due in full on March 2, 2022. As further incentive to enter into this Note, AMRE granted LVAMPTE warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). The value of the warrants is not considered to be material. The holder is a related party owned by the Chairman of the Company’s board of directors. As of December 31, 2021, the new promissory note, inclusive of unpaid interest, had a balance of $230,000 and is included in current portion of long-term debt, net on the consolidated balance sheet.

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

On March 16, 2021, American Medical REIT, Inc. received loan proceeds in the amount of approximately $110,000 under the Paycheck Protection Program (“PPP”) with a fixed rate of 1% and a 60-month maturity term. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of December 31, 2021, the outstanding principal and interest approximated $111,000 is included in long-term debt, net on the consolidated balance sheet.

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,700,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan. As of December 31, 2021, the outstanding principal on the BOA Note was $3,339,000 and had an interest rate of 3.35%, and is included in Long-term debt, net on the consolidated balance sheet.

On June 18, 2021, AMRE Shelton entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5 year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. This agreement contains certain covenants that are analyzed on an annual basis, starting December 31, 2021. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site. Of the total financed, approximately $192,000 is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,673,000 recorded as long-term debt, net of $180,000 in deferred financing costs.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The BMIC Loan matures on October 12, 2022 and contains an auto renewal period of three months. As of December 31, 2021, $3,000,000 is included in current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The maturity date of November 2, 2023 may be extended to November 2, 2024. As of December 31, 2021, the outstanding principal and interest of the LifeCare agreement approximates $39,448,000, net of deferred financing costs of $1,002,000. Of this, $381,000 is included in current portion of long-term debt, net and $39,067,000 is included in long-term debt, net on the consolidated balance sheet.

In October 2017, SHRG issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH International” or the”Holder”). HWH International is affiliated with Heng Fai Ambrose Chan, who became a Director of SHRG April 2020. The Note is convertible into 333,333 shares of SHRG Common Stock. Concurrent with issuance of the Note, SHRG issued to HWH International a detachable warrant to purchase up to an additional 333,333 shares of SHRG Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If SHRG enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical.

In December 2019, SHRG and the holder of the SHRG $100,000 convertible note dated April 13, 2018 (the “April 2018Note”) entered into an amendment to the underlying promissory note. Pursuant to the amendment, the parties extended the maturity date of the note to April 2021. In addition, after giving effect to the amendment, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged. As of the date of this report, this note is currently in default.. SHRG and the holder of the note are discussing options, which may include the conversion in full or in part of the note, and the repayment of any remainder of the note. SHRG intends to conclude these discussions and to settle the April 2018 Note in the foreseeable future.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to December 31, 2021 are as follows:

Year	Amount
2022	$3,916,000
2023	48,471,000
2024	410,000
2025	219,000
2026	338,000
Thereafter	7,315,000

NOTE 12 - STOCKHOLDERS’ EQUITY

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

On January 19, 2021, the Company entered into an underwriting agreement, as amended by Amendment No. 1 effective as of January 19, 2021 (the “Jan. 2021 Underwriting Agreement”), with Aegis Capital Corp., as representative of the underwriters, which provided for the issuance and sale by the Company and the purchase by the underwriters, in a firm commitment underwritten public offering (the “Jan. 2021 Offering”), of 6,666,666 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Jan. 2021 Underwriting Agreement, the shares were offered in a public offering at a price of $3.60 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 1,000,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Jan. 2021 Offering. This overallotment was exercised in full. The net offering proceeds to the Company from the Jan. 2021 Offering are approximately $24.0 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses

On February 4, 2021, the Company entered into an underwriting agreement (the “Feb. 2021 Underwriting Agreement”) with Aegis Capital Corp., as representative of the underwriters named therein, which provided for the issuance and sale by the Company and the purchase by the underwriters, in a firm commitment underwritten public offering (the “Feb. 2021 Offering”), of 12,319,346 shares of the Company’s common stock, $0.02 par value per share. Subject to the terms and conditions contained in the Feb. 2021 Underwriting Agreement, the shares were sold at a public offering price of $2.80 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 1,847,901 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Feb. 2021 Offering, which over-allotment option was exercised in full on February 9, 2021. The net offering proceeds to the Company from the Feb. 2021 Offering are approximately $39.7 million, including the exercise of the underwriter’s over-allotment option, and after deducting estimated underwriting discounts and commissions and other estimated offering expenses.

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

Stock Warrants – The following is a summary with respect to warrants outstanding and exercisable as of December 31, 2021 and 2020 and activity during the years then ended:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at January 1:	36,514	$33.92	40,677	$33.52
Granted during the year	-	-	-	-
Lapsed/terminated	(32,958)	34.35	(4,163)	30.00

Outstanding at December 31:	3,556	$30.00	36,514	$33.92
Exercisable at December 31:	3,556	$30.00	36,514	$33.92

Weighted average months remaining		8.4		9.9

The Company did not issue any warrants in 2021 or 2020.

Stock Options - On June 20, 2013, the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 50,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2021, no shares remained available under this plan.

On December 9, 2019, the Company’s shareholders adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the issuance of an initial 241,204 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2021, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2020 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2021, there are 483,125 shares available under this plan.

The following is a summary with respect to options outstanding as of December 31, 2021 and 2020 and activity during the years then ended:

	2021			2020
	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)

Outstanding at January 1,	19,264	$150.30		19,264	$150.30
Granted	-	-		-	-
Lapsed/terminated	(7,334)	39.85		-	-
Outstanding at December 31,	11,930	$218.39	1.18	19,264	$150.30	2.2
Exercisable at December 31,	11,930	$218.39	1.18	19,264	$150.30	2.2
Expected to vest at December 31,	6,597	$199.07		-	$150.30	2.2

Aggregate intrinsic value of outstanding options at December 31,	$-			$-
Aggregate intrinsic value of exercisable options at December 31,	$-			$-
Aggregate intrinsic value of options expected to vest at December 31,	$-			$-

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton Option Pricing Model. The Company estimates the expected volatility of the Company’s common stock at the grant date using the historical volatility of the Company’s common stock over the most recent period equal to the expected stock option term.

The aggregate grant date fair value of options that vested during 2021 and 2020 was approximately $2,000 and $100,000, respectively. There were no options exercised during 2021 or 2020.

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

On April 3, 2020, the Company issued an aggregate of 5,833 shares of fully vested restricted stock to members of the Company’s management team of with a two-year lock-up period and had an aggregated grant date fair value of approximately $38,000 which is included in stock-based compensation for the year ended December 31, 2020.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the year ended December 31, 2021, the Company had stock compensation expense of approximately $46,000 or less than $0.01 basic and diluted earnings per shares ($188,000, or $0.05 basic and $0.03 diluted earnings per share for the corresponding year ended December 31, 2020, respectively).

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

On June 4, 2020, the Company entered into an agreement with an investor relations firm to provide services over a 14-month period in exchange for 21,000 shares of common stock. The shares were issued on the date of the agreement and were valued by the Company at $210,000. The value assigned to the shares is included in other assets on the accompanying consolidated balance sheets and will be expensed as marketing expense as it is earned. The Company recognized $105,000 for the year ended December 31, 2021.

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

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2021	2020
Currently payable:
Federal	$-	$-
State	-	5,000
Total currently payable	-	5,000
Deferred:
Federal	(5,336,000)	582,000
State	(779,000)	(22,000)
Foreign	(123,000)	(125,000)
Total deferred	(6,238,000)	435,000
Less: (decrease) increase in allowance	2,739,000	(2,215,000
Net deferred	(3,499,000)	(1,774,000)
Less: tax effect of discontinued operations	(533,000)	-
Total income tax benefit	$(4,032,000)	$(1,774,000)

Individual components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$14,452,000	$13,852,000
Unrealized loss on securities	2,598,000	-
Equity issued for services	189,000	192,000
Goodwill and other intangibles	21,000	0
Investment in pass-through entity	11,000	12,000
Deferred revenue	176,000	183,000
Operating Lease Liability	47,000	47,000
Other	620,000	605,000
Gross deferred tax assets	18,119,000	14,891,000

Deferred tax liabilities:
Goodwill and other intangibles	4,143,000	4,668,000
Unrealized gains	-	2,599,000
Right -of-use asset	47.000	47,000
Gross deferred tax liabilities	4.190.000	7,314,000

Less: valuation allowance	(13,929,000)	(11,076,000)

Net deferred tax liabilities	$-	$(3,499,000)

The 2017 Tax Cuts and Jobs Act repeals the corporate alternative minimum tax (AMT) and permits existing minimum tax credits carryovers to offset the regular tax liability for any tax year. Further, the credit is refundable for any tax year beginning after December 31, 2017 and before December 31, 2020 in an amount equal to 50 percent of the excess of the minimum tax credit over regular liability. Any remaining credit will be fully refundable for the year ended December 31, 2021. As of December 31, 2021 and 2020, the Company had $0 of minimum tax credit included in prepaids and other current assets in the accompanying consolidated balance sheet.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018

Pretax losses from the Company’s foreign subsidiaries amounted to $0.7 million and $0.4 million for 2021 and 2020, respectively. The balance of pretax earnings or loss for each of those years were domestic.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2019, 2020 and 2021, allowing NOLs originating in 2019, 2020 and 2021 to be carried back five years, enhanced interest deductibility, and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the year ended December 31, 2021, the Company was not able to benefit from these provisions. The Company will continue to monitor additional guidance issued and assess the impact that various provisions will have on its business.

At December 31, 2021 and 2020, the Company has approximately $58.5 million and $56.7 million in federal net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income. Under the provisions of the Internal Revenue Code, the net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company has completed a full analysis of historical ownership changes and determined that a portion of the net operating losses have a limitation on future deductibility. Approximately $43.8 million of net operating losses incurred prior to 2020 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount, leaving $2.9M available for use which expire at various dates through 2038 and the residual which never expire. Additionally, at December 31, 2021 and 2020, the Company had approximately $6.4 million and $6.9 million, and $2.1 million and $2.2 million, of California and Illinois NOL carry-forwards, respectively, which expire through 2041. The NOL carry-forwards may be limited in certain circumstances, including ownership change and have been fully reserved via a valuation allowance.

The valuation allowance for deferred tax assets increased approximately $2,739,000 in the year ended December 31, 2021 and decreased by $1,543,000 (net of $671,000 acquired with Impact BioMedical) in the year ended December 31, 2020. The valuation allowance for deferred tax liability increased approximately $2,853,000 in the year ended December 31,2021 and increased approximately $3,455,000 for the year ended December 31, 2020.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2021	2020
Statutory United States federal rate	21.0%	21.0%
State income taxes net of federal benefit	1.3%	(9.3)%
Permanent differences	-%	2.0%
Other	(1.1)%	(8.3)%
Non-controlling interest	-%	(70.5)%
Foreign taxes	-%	(7.3)%
PPP loan forgiveness	-%	(142.2)%
Stock based compensation	-%	22.4%
Executive compensation	(3.7)%	485.2%
Change in valuation allowance	(7.7)%	(1547.5)%

Effective rate	9.8%	(1,239.9)%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2021 and 2020 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2017-2020 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 14 - DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing on January 1, 2018, the Company matched 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%. The total matching contributions for 2021 and 2020 were approximately $99,000 and $117,000, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company has operating leases predominantly for operating facilities. As of December 31, 2021, the remaining lease terms on our operating leases range from one to sixty-three months. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of December 31, 2021. Rent expense for the year ended December 31, 2021 and December 31, 2020 was approximately $190,000 and $217,000 respectively.

Future minimum lease payments as of December 31,2021 are as follows:

Totals
2022	$393,000
2023	88,000
2024	37,000
2025	4,000
2026	2,000
Total lease payments	524,000
Less: Imputed Interest	(11,000)
Present value of remaining lease payments	$513,000

Current	$393,000
Noncurrent	$120,000

Weighted-average remaining lease term (years)	1.6

Weighted-average discount rate	4.2%

Employment Agreements - The Company has employment or severance agreements with members of its management team. The employment or severance agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2021 and 2020, the Company accrued approximately $7,276,000 and $4,300,000, respectively, for Mr. Heng Fai Ambrose Chan, an executive of the Company’s DSS Cyber Security Pte. Ltd subsidiary in accordance with the terms of his employment contract. Also, as of December 31, 2021, the minimum severance payments under these employment agreements are, in aggregate, approximately $220,000.

Legal Proceedings –

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

The Ronaldi Litigation

In April 2019 DSS commenced an action in New York State Supreme Court, Monroe County, Index No. E2019003542, against Jeffrey Ronaldi, our former Chief Executive Officer. This New York action seeks a declaratory judgment that, contrary to informal claims made by him, Mr. Ronaldi’s employment agreement with us expired by its terms and that he is not entitled to any cash bonuses or other unpaid amounts. The lawsuit also seeks an injunction against Mr. Ronaldi from interfering with any of DSS’ IP litigation. Mr. Ronaldi subsequently commenced an action against DSS in the Superior Court of California, County of San Diego, on November 8, 2019, under case number 37-2019-00059664-CU-CO-CTL, in which he alleged that DSS terminated his employment in April 2019 in order to avoid paying him certain employment-related amounts. DSS was successful in dismissing the California case and consolidating it with the action pending in Monroe County, New York. Mr. Ronaldi asserted counterclaims in the Monroe County, New York action similar to those he originally brought in California. Mr. Ronaldi claims that his termination violated an alleged employment agreement or implied-in-fact employment agreement and that he should have remained employed through 2019. Mr. Ronaldi seeks to recover: (i) $144,658 in wages from April 11, 2019 through December 31, 2019; (ii) $769 in alleged unpaid based salary for time worked before April 11, 2019; (iii) $15,385 in alleged paid time off compensation; (iv) $3,077 in alleged unpaid sick time compensation; (v) $26,077 in waiting-time penalties; (vi) $91,000 in unspecified expense reimbursement; (vii) $300,000 in alleged cash bonuses ($100,000 per year) based on DSS’s performance in 2017, 2018 and 2019; and (viii) a $450,000 performance bonus based on the result of certain alleged net proceeds from patent infringement litigation. He further claims an interest in any recovery in DSS Technology Management v. Apple, Inc., Case No. 4:14-cf05330-HSG. The court recently ordered Mr. Ronaldi to produce several categories of documents that he sought to withhold. Discovery is ongoing.

Additionally, on March 2, 2020 DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York where it was assigned Case No. 6:20-cv-06265-EAW. Mr. Ronaldi filed a motion seeking to compel DSS to advance his legal fees to defend the action, which motion was fully briefed as of June 30, 2020 and remains pending and undecided. On March 16, 2021 the Western District of New York granted Mr. Ronaldi’s motion to have his defense costs advanced to him during the pendency of the action as they are incurred. On March 26, 2021 Mr. Ronaldi applied to the court for reimbursement of $160,896.25 in legal fees which was subsequently reduced to $159,771.25. A second application was filed on November 12, 2021 seeking $121,672.51 in fees for a total demand of $281,443.76.  The Company has objected to the size of those bills as they were based on out-of-town billing rates and the result of an excessive number of hours spent on litigation. The parties now engaged in discovery, awaiting a decision on the Company’s objection to Mr. Ronaldi’s fee applications. The parties engaged in court-ordered mediation on June 17, 2021, but the matter did not resolve. Following mediation the Company moved to stay the federal court action pending the outcome of the state court action to avoid inconsistent rulings on common issues of law and fact. The motion to stay was denied. The Company intends to vigorously prosecute this action.

Maiden Biosciences Litigation

On February 15, 2021, Maiden Biosciences, Inc. (“Maiden”) commenced an action against DSS, Inc. (“DSS”), Decentralized Sharing Systems, Inc. (“Decentralized”), HWH World, Inc. (“HWH”), RBC Life International, Inc., RBC Life Sciences, Inc (“RBC”)., Frank D. Heuszel (“Heuszel”), Steven E. Brown, Clinton Howard, and Andrew Howard (collectively, “Defendants”). The lawsuit is currently pending in the United States District Court Northern District of Texas, Dallas Division, and is styled and numbered Maiden Biosciences, Inc. v. DSS, Inc., et al., Case No. 3:21-cv-00327.

This lawsuit relates to two promissory notes executed by RBC in the 4th quarter of 2019 in favor of Decentralized and HWH, totaling approximately $800,000. Maiden, a 2020 default judgment creditor of RBC, in the principal amount of $4,329,000, now complains about those notes, the funding of those notes, the subsequent default of those notes by RBC, and HWH and Decentralized’s subsequent Article 9 foreclosure or deed-in-lieu debt conveyances. In the instant lawsuit, Maiden asserts claims against Defendants for unjust enrichment, fraudulent transfer under the Texas Uniform Fraudulent Transfer Act, and violation of the Racketeer Influenced and Corrupt Organizations Act. Maiden also seeks a judgment from the court declaring: “(1) Defendants lacked a valid security interest in RBC and RBC Subsidiaries’ assets and therefore lacked the authority to sell the assets during the public foreclosure sale; (2) Defendant Heuszel’s low bid at the public foreclosure sale was invalid and void; (3) the public foreclosure sale was conducted in a commercially unreasonable manner; and (4) Defendants do not have the legal authority to transfer RBC and RBC’s Subsidiaries assets to Heuszel and HWH.” Maiden seeks to recover from Defendants: (1) treble damages or, alternatively, damages in the amount of their underlying judgment plus the other creditors’ claims or the value of the assets transferred, whichever is less, plus punitive or exemplary damages; (2) pre and post-judgment interest; and (3) attorneys’ fees and cost.

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2021, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2021, there are no contingent payments due.

NOTE 16 – DISCONTINUED OPERATIONS

On August 14, 2020, the Company entered into a final Asset Purchase Agreement to sell substantially all of the assets of Plastic Printing Professionals, Inc. and the Company terminated its production and office personnel and maintained only a few employees to assist in and facilitate the sale of its assets. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements.

The consideration paid to the Company under the Asset Purchase Agreement for the sale of the assets included a one-time cash payment of $683,000 and an additional contingent earn-out payment of an aggregate amount of up to $517,000 based on future quarterly gross revenue of the business to be conducted by the buyer with the sold assets. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable. As of December 31, 2020, the Company had recognized $390,000 of this earn out. No earnout was recognized during the year ended December 31, 2021. The net effect of all assets disposed of resulted in a net loss of $111,000 000 during the year ended December 31, 2020. These amounts are included in Loss from Discontinued Operations. Included in its Right-of-use assets is the lease of the Company’s facility in Brisbane, Ca. In April 2021, the Company terminated this lease with the landlord effective March 31, 2021, and therefore, wrote off the asset and corresponding liability associated with the lease at March 31, 2021. As of December 31, 2020, $744,000 was record as non-current asset held for sale – discontinued operations on the consolidated balance sheet. Also recorded was $240,000 of current liabilities held for sale – discontinued operations and $505,000 of non-current liabilities held for sale – discontinued operations. The Company has incurred $204,000 of cost associated with wind-down activities for the year ended December 31, 2021.

On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc., the Company’s wholly-owned subsidiary (“DSS Digital”), to Proof Authentication Corporation (the “Buyer”) pursuant to a stock purchase agreement (the “Digital Purchase Agreement”). Pursuant to the terms of the Digital Purchase Agreement, the Buyer purchased DSS Digital for a purchase price of $5,000,000, consisting of $3 million in cash; $1.5 million in potential earn-out if certain performance targets are met during an earn-out period commencing on the one-year anniversary of the closing and ending the day before the six-year of the closing; and $0.5 million in trade credit or license fee rebates. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable which did not occur during the twelve-months ended December 31, 2021. Also, the Company has not utilized the $0.5 million trade credit as of December 31, 2021. The net effect of sale of DSS Digital, inclusive of income tax, is a net gain of $2,333,000. This amount is included in Income (loss) from Discontinued Operations on the accompanying consolidated statement of operations.

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation.

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets– Assets and Liabilities Held for Sale

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$-	$43,000
Accounts receivable, net	-	321,000
Prepaid expenses and other current assets	-	167,000
Total current assets	-	531,000

Property, plant and equipment, net	-	46,000
Right-of-use assets	-	744,000

LIABILITIES

Current liabilities:
Accounts payable	-	25,000
Accrued expense	-	8,000
Current portion of lease liability	-	240,000
Total current liabilities	-	273,000

Long term lease liability	-	505,000

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations - Discontinued Operations

	For the Year Ended
	December 31,
	2021	2020
Revenue:
Technology sales, services and licensing	$-	$2,045,000
Printed products	-	1,602,000
Total revenue	-	3,647,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	28,000	1,919,000
Selling, general and administrative (including stock based compensation)	176,000	2,118,000
Depreciation and amortization	-	168,000
Impairment of goodwill	-	685,000
Total costs and expenses	204,000	4,890,000
Operating loss	(204,000)	(1,243,000)

Other income (expense):
Interest expense	-	(24,000)
Gain on extinguishment of debt	-	347,000
Gain on disposition of business	2,868,000	279,000

Income (loss) before income taxes	2,664,000	(641,000)
Income tax expense	(535,000)	-
Income (loss) from discontinued operations	$2,129,000	$(641,000)

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2021	2020

Cash paid for interest	$-	$185,000

Non-cash investing and financing activities:
Termination of right of use lease asset	$(744,000)	$-
Termination of right of use lease liability	$744,000	$-
Shares received for loan origination fee	$(3,000,000)	$-
Shares received for prepaid loan interest	$(2,440,000)	$-
Acquisition of APB net assets	$38,765,000	-
Common A Shares issued for prepaid marketing services	$-	$210,000
Common A Shares issued for Impact BioMedical	$-	$3,132,000
Non-controlling interest related to Impact BioMedical	$-	$3,910,000
Series A Preferred Shares issued for Impact BioMedical	$-	$35,187,000
Notes receivable settled for assets in lieu of cash	$-	$838,000

NOTE 18 - SEGMENT INFORMATION

The Company’s nine businesses lines are organized, managed and internally reported as five operating segments. One of these operating segments, Product Packaging, is the Company’s packaging and printing group. Product Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. A second, Biotechnology, invests in, or acquires companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. Biotechnology is also targeting unmet, urgent medical needs. A third operating segment, Securities and Investment Management (“Securities”) was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. The fourth segment, Direct, provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. The fifth business line, Commercial Banking, is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

Our segment structure presented below represents a change from the prior year for the inclusion of our Biotechnology, Securities, and Commercial Lending segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the year ended December 31, 2021 and 2020, as necessary, below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the years ended December 31, 2021, and 2020 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2021	Product Packaging	Commercial Lending	Direct	Biotechnology	Securities	Corporate	Total
Revenue	15,315,000	250,000	3,379,000	83,000	1,196,000	52,000	$20,275,000
Depreciation and amortization	612,000	-	461,000	1,113,000	1,833,000	303,000	4,322,000
Interest expense	62,000	-	2,000	1,000	114,000	17,000	196,000
Stock based compensation	3,000	-	-	-	-	43,000	46,000
Net income (loss) from continuing operations	2,829,000	(303,000)	(17,709000)	(2,536,000)	(4,582,000)	(11,749,000)	(34,050,000)
Capital expenditures	4,296,000	-	9,798,000	-	56,794,000	189,000	71,077,000
Identifiable assets	25,694,000	32,964,000	50,659,000	56,425,000	64,701,000	54,383,000	284,826,000

Year Ended December 31,2020	Product Packaging	Commercial Lending	Direct	Biotechnology p	Securities	Corporate	Total
Revenue	$13,040,000	$-	$2,326,000	$-	$-	$-	$15,366,000
Depreciation and amortization	736,000	-	28,000	-	-	304,000	1,068,000
Interest expense	102,000	-	-	-	101,000	(20,000)	183,000
Stock based compensation	12,000	-	-	-	-	138,000	150,000
Income tax benefit	-	-	-	-	-	1,774,000	1,774,000
Net income (loss) from continuing operations	1,329,000	-	5,223,000	(440,000)	(1,066,000)	(2,986,000)	2,060,000
Capital expenditures	260,000	-	49,000	-	-	12,000	321,000
Identifiable assets	10,715,000	-	15,009,000	48,118,000	2,820,000	15,257,000	91,919,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 11.0% of total revenue for 2021 (9.0% - 2020). Revenue is allocated to individual countries by customer based on where the product is shipped. The Company had no long-lived assets in any country other than the United States for any period presented.

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2021
Packaging Printing and Fabrication	$15,187,000
Commercial and Security Printing	352,000
Total Printed Products	$15,539,000

Twelve months ended December 31, 2020
Packaging Printing and Fabrication	$11,822,000
Commercial and Security Printing	1,218,000
Total Printed Products	$13,040,000

Direct Marketing

Twelve months ended December 31, 2021
Direct Marketing Internet Sales	$3,259,000
Total Direct Marketing	$3,259,000

Twelve months ended December 31, 2020
Direct Marketing Internet Sales	$2,326,000
Total Direct Marketing	$2,326,000

Rental Income

Twelve months ended December 31, 2021
Rental income	$1,203,000
Total Rental Income	$1,203,000

Twelve months ended December 31, 2020
Rental income	$-
Total Rental Income	$-

Management Fee Income

Twelve months ended December 31, 2021
Management fee income	$24,000
Total Management fee income	$24,000

Twelve months ended December 31, 2020
Management fee income	$-
Total Management fee income	$-

Net Investment Income

Twelve months ended December 31, 2021
Net investment income	$250,000
Total Net Investment Income	$250,000

Twelve months ended December 31, 2020
Net investment income	$-
Total Net Investment Income	$-

NOTE 19 – SUBSEQUENT EVENTS

On February 25, 2022, DSS, Inc. (the “Company”) entered into an assignment and assumption agreement (the “Assumption Agreement”) with Alset International Limited a Republic of Singapore limited company (“AIL”), pursuant to which DSS has agreed to purchase a convertible promissory note from AIL (the “Note”). The Note has a principal amount of $8,350,000 and accrued but unpaid interest of $415,000 through May 15, 2022. The Note was issued to American Medical REIT, Inc., a Maryland corporation, pursuant to a subscription agreement, dated as of October 29, 2021 between AIL and American Medical REIT, Inc. The consideration to be paid for the Note will be 21,366,177  shares of DSS’s common stock. The number of DSS shares to be issued as consideration was calculated by dividing $8,765,000, the aggregate of the principal amount and the accrued but unpaid interest under the Note, by $0.408  per share. The number of shares of DSS common stock to be issued as consideration may be adjusted based on the accrued interest if the parties should agree to close this transaction on a date other than the anticipated date of May 15, 2022. The closing of the Assumption Agreement and the issuance of the DSS shares described above will be subject to the approval of the NYSE American and DSS’s shareholders.

February 28, 2022, DSS entered into an Amendment to Stock Purchase Agreement (the “Amendment”) with its shareholder Alset EHome International Inc. (“AEI”), pursuant to which the Company and AEI have agreed to amend certain terms of the Stock Purchase Agreement dated January 25, 2022 (the “SPA”). Pursuant to the SPA, AEI had agreed to purchase 44,619,423 shares of the Company’s common stock for a purchase price of $0.3810 per share, for an aggregate purchase price of $17,000,000. Pursuant to the Amendment, the number of shares of the common stock of the Company that the AEI will purchase has been reduced to 3,986,877 shares for an aggregate purchase price of $1,519,000. In addition, the Company’s Executive Chairman and a largest stockholder, Heng Fai Ambrose Chan, is the Chairman, Chief Executive Officer and largest shareholder of AEI.

On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (the “True Partner Revised Stock Purchase Agreement”), pursuant to which AEI has agreed to sell a subsidiary holding 62,122,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). Previously, the Company and AEI were parties to an agreement dated as of January 18, 2022 for the sale of 62,122,908 shares of stock of True Partner International Limited; such agreement has been terminated. AEI and its various subsidiaries are collectively the largest stockholder of the Company. The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan, is the Chairman, Chief Executive Officer and largest shareholder of AEI. The issuance of the DSS Shares will be subject to the approval of the NYSE American and the Company’s shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 2, 2021, Freed Maxick CPAs, P.C. (the “Former Accountant”) resigned as our independent registered public accounting firm, and on December 3, 2021, we engaged Turner, Stone & Company, L.L.P. (the “New Accountant”) as our independent registered public accounting firm, subject to completion of Turner Stone’s standard client acceptance process and execution of an engagement letter. The engagement of the New Accountant was recommended and approved by the Audit Committee of our Board of Directors.

The Former Accountant’s audit report on our financial statements for the years ended December 31, 2020 and 2019 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

For the years ended December 31, 2020 and 2019, and through the interim period ended December 2, 2021, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their reports on the financial statements for such periods.

For the years ended December 31, 2020 and 2019, and through the interim period ended December 2, 2021, there was the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2020, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2021. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weakness have been identified in the Company’s internal control over financial reporting as of December 31, 2021:

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

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2021, and subsequently in 2022, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2022 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	Along with hiring a Controller in 2021, the Company has hired a Senior Accountant and Cost Accountant in 2022. The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	The Company has adopted one ERP system to serve all business divisions to support its centralized accounting function.
●	Controls have been put into place to ensure there are proper segregations of duties within the cash function. The preparer of a check or wire is unable to sign or approve the same, whereas the signor or approver does not have the ability to prepare a check or wire.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	All manual journal entries are reviewed by an independent person prior to inclusion in the financial statements.
●	Capital spend levels of approvals have been set to include the CEO, CFO, the executive team and the Board of Directors.
●	The Company has engaged an external, independent tax firm, to prepare its annual tax provision to ensure the proper processes, procedures, and controls are in place to adequately prepare and report upon its income tax position.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2021 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the quarter ended December 31, 2021, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Please see the disclosure related to the winding down of our intellectual property monetization business included in ITEM 1 – BUSINESS, Overview, Strategic Business Plan, Exiting Unprofitable Business Lines, which information is incorporated in this Item 9B by reference.

DSS intends to hold its 2021 Annual Meeting of Stockholders at the end of the third quarter of 2022.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors currently consists of seven directors; the Board size was reduced from nine to seven persons on December 9, 2019, pursuant to an October 2019 Special Meeting of the Board, upon recommendation and approval by the Nominating and Corporate Governance Committee to do so. The Board, also upon recommendation and approval by the Nominating and Corporate Governance Committee, reduce the size of the Board to seven members effective August 2021.

Our executive officers and directors as of the date of this report are as follows:

NAME	POSITION
Frank D. Heuszel	Chief Executive Officer, and Director
Jason Grady	Chief Operating Officer
Todd D. Macko	Chief Financial Officer
Heng Fai Ambrose Chan	Director, Chairman
John “JT” Thatch	Director
José Escudero	Director
Sassuan (Samson) Lee	Director
Wai Leung William Wu	Director
Tung Moe Chan	Director

On August 19, 2021, Lo Wah Wai resigned as a member of the Company’s Board. Mr. Lo’s resignation was accepted and became effective August 20, 2021. Mr. Lo did not resign from the Board as a result of any disagreement related to the Company’s operations, policies or practices but rather due to his “heavy workload and commitment in other corporations”.

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

Name	Age	Director/Officer Since	Principal Occupation or Occupations and Directorships

Frank D. Heuszel	65	2018

Frank D. Heuszel has served as a member of DSS’s Board of Directors since July 2018 during which time he served as chairman of the company’s Audit Committee until April 2019. On April 17, 2019, Mr. Heuszel was appointed by the DSS Board of Directors as the Chief Executive Officer of DSS (then known as Document Security Systems, Inc.) and its Interim Chief Financial Officer. In 2021, Mr. Heuszel assigned the Interim Chief Financial Officer to the current DSS CFO.

Heuszel has extensive expertise in a wide array of strategic, business, turnaround, and regulatory matters across several industries as a result of his executive management, educational, and operational experience. Prior to joining DSS, Mr. Heuszel had a very successful career in commercial banking and business turnaround management. For over 35 years, Heuszel served in many senior executive roles with major US and international banking organizations. As a banker Mr. Heuszel has served as General Counsel, Director of Special Assets, Credit Officer, Chief Financial Officer and Auditor. Mr. Heuszel has also operated a successful law practice which was focused on the regulation and operation of banks, management of bank litigation, corporate restructures, and merger and acquisitions. In addition to being an attorney and executive manager, Mr. Heuszel is a Certified Public Accountant (retired), and a Certified Internal Auditor. Mr. Heuszel is also a member of the Texas State Bar, the Houston Bar Association, Association of Corporate Counsel, Texas Society of Certified Public Accountants, and the State Bar of Texas Bankruptcy Section.

Jason Grady	48	2018

Jason Grady has served as Chief Operating Officer of the Company since August of 2019 and, from July 2018, Mr. Grady also served as President of Premier Packaging Corporation, a multi-division folding carton and consumer packaging company and wholly owned subsidiary of the Company after spending eight years as Premier’s Vice President of Sales. As Chief Operating Officer of DSS, Inc, a multinational public corporation with 9 businesses lines and over 40 subsidiaries that focus on product packaging, blockchain technology, securities and investment management, direct marketing, biotechnology, nutraceutical, real estate, and alternative trading systems and crypto currency, and as president at Premier Packaging Corporation (PPC), Mr. Grady’s role includes executive leadership and operational management of all divisions of the company, advising the direction of each of the company’s subsidiaries, and the research and development of emerging market opportunities across diverse business operations. He has restructured more than 12 corporations during his tenure and successfully driven key initiatives for operational advancements, mergers and acquisitions, rapid business development, international sales growth, and the development of strategic sales management and corporate marketing strategies, resulting in the securing of long-term plans for expansion and growth and economic benefits for shareholders.

Prior to his success at DSS, Mr. Grady served as Vice President of Marketing for the Parlec Corporation, a multi-market machine tool manufacturer, as the Director of Business Development for Berlin Packaging Corporation, a custom ridged box and folding carton manufacturer, and as a sales and marketing executive for OutStart, Inc. an enterprise e-learning software company. Mr. Grady obtained an undergraduate degree in Marketing and Communications and a Master’s Degree in Business Administration from the Rochester Institute of Technology.

Todd D. Macko	49	2020	Todd D. Macko was promoted to Chief Financial Officer on August 16, 2021. Mr. Macko previously served as the Interim Chief Financial Officer and Vice President of Finance of DSS. As the Interim Chief Financial Officer and Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Chief Executive Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained is Bachelor of Science in Accounting from Rochester Institute of Technology.

Heng Fai Ambrose Chan	78	2017

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

Mr. Chan is actively involved across the globe in corporate restructures, governance and entrepreneurial ventures in several diversified industries. Some of the remarkable companies that he has built, rescued, or transformed include American Pacific Bank (USA), China Gas Holdings Limited and Heng Fai Enterprises Limited both (listed on The Stock Exchange of Hong Kong), Global Med Technologies, Inc. (U.S. medical software company exited for US$60 million), and Singhaiyi Group Ltd.

Currently Mr. Chan serves on the Board of Directors of a number of distinguished organizations among his noteworthy accomplishments. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020, and has served as the Chairman of the Board and Chief Executive Officer of Alset Ehome International, Inc. since its inception. Mr. Chan has served as a Director of Alset International’s 99.98%-owned subsidiary, GigWorld Inc., since October 2014. He has served as a member of the Board of Directors of OptimumBank Holdings, Inc. since June 2018.

Mr. Chan’s previous service record further highlights his extensive business acumen. From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), an investment holding company, and has served as a member of the Board of Zensun Enterprises Limited since September 1992. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a Singapore property development, investment, and management company (“SingHaiyi”), from March 2003 to September 2013, and was Executive Chairman of China Gas Holdings Limited, an investor and operator of the city gas pipeline infrastructure in China, from 1997 to 2002.

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

John “JT” Thatch	60	2019

John “JT” Thatch has served as a director of the Company since May 9, 2019 and as Lead Independent Director since December 9, 2019. Mr. Thatch, is an accomplished, energetic, entrepreneur minded Executive who has the vision and knowledge to create growth and shareholder value any organization. Mr. Thatch has successful started, owned and operated several sized businesses in various industries that include service companies, retail, wholesale, on-line learning, finance, real estate management and technology. Since March 2018, Mr. Thatch has served as the Chief Executive Officer and current Vice Chairman of Sharing Services Global Corporation, a publicly traded holding company focused in the direct selling and marketing industry. He is a minority member of Superior Wine & Spirits, a Florida-based company that imports, wholesales and distributes wine and liquor throughout the State of Florida since February of 2016. Mr. Thatch served as Chief Executive Officer of Universal Education Strategies, Inc. from January 2009 -January 2016, an organization the development and sales of educational products and services. From 2000 - 2005, he was the Chief Executive Officer of Onscreen Technologies, Inc., currently listed on NASDAQ as Orbital Energy Group “OEG”, a global leader in the development of cutting-edge thermal management technologies for integrated LED technologies, circuits, superconductors and solar energy solutions. Mr. Thatch was responsible for all aspects of the company including board and stockholder communications, public reporting and compliance with Sarbanes-Oxley, structuring and managing the firm’s financial operations, and expansion initiatives for all corporate products and services. Mr. Thatch’s public company financial and management experience in the strategic growth and development of various companies qualify him to Board serve on the Company’s Board of Directors and Chairman of the DSS Audit Committee.

José Escudero	46	2019

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

Sassuan (Samson) Lee	51	2019

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

Wai Leung William Wu	55	2019

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

Tung Moe Chan	43	2020

Mr. Tung Moe Chan has served as a director of the Company since September 2020. He currently serves as a director and Co-Chief Executive Officer of Singapore Exchange-listed Alset International Limited, where he has held various positions since 2015 and serves as Co-Chief Executive Officer of Alset Ehome International, Inc. since July 2021. In addition, since August 2020, he has served as Director of Corporate Development of American Medical REIT Inc. Prior to that, in 2015 he was Group Chief Operating Officer of Hong Kong Stock Exchange listed Zensun Enterprises Limited where he was responsible for the company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Previously, Mr. Moe Chan served as a director of MasterCard issuer Xpress Finance Limited as well as RSI International Systems Inc., which was a hotel software company listed on the Toronto Stock Exchange.

He holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia.

Board of Directors and Committees

The Company has determined that each of Mr. John “JT” Thatch, Mr. William Wu, Mr. Sassuan Lee and Mr. José Escudero qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In the fiscal year ended December 31, 2021, each of the Company’s independent directors attended or participated in 97% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. During the fiscal year ended December 31, 2021, the Board held two meetings and acted by written consent on eleven occasions.

On December 9, 2019, the Board appointed Mr. Thatch as the Lead Independent Director, Mr. Thatch will serve as the Lead Independent Director until his successor is duly appointed and qualified, or until his earlier removal or resignation or such time as he is no longer considered an independent director under the New York Stock Exchange listing standards. Mr. Thatch’s authority, responsibilities, and duties as the Lead Independent Director include the following: (i) preside at all meetings of the Board at which the Chairman of the Board is not present, at all meetings of the independent directors and at all executive sessions of the independent directors, (ii) have a reasonable opportunity to review and comment on Board meeting agendas, (iii) serve as a liaison between the Chairman of the Board and the other members of the Board, (iv) have the authority to call special meetings of the Board and of the independent directors, and (v) perform such other duties as the Board may from time to time delegate.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held five meetings in 2021. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of December 31, 2021, the Audit Committee is comprised of Mr. Thatch, Mr. Wu and Mr. Lee. Each of Mr. Wu, Mr. Thatch and Mr. Lee is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended. Each of the members of the Audit Committee is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). Mr. Thatch serves as Chairman of the Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dssworld.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee held two meetings in 2021.

The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee consists of Mr. José Escudero, Mr. Wai Leung William Wu and Mr. Sassuan (Samson) Lee, with Mr. Lee as the Chairman. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dssworld.com.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. The Nominating and Corporate Governance Committee consists of Mr. John “JT” Thatch, the Chairman of the committee, Mr. Sassuan (Samson) Lee and Mr. José Escudero, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Nominating and Corporate Governance Committee held two meetings in 2021 and did not act by written consent. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dssworld.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by stockholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, is available on the Corporate Governance section of our web site at www.dssworld.com.

Delinquent Section 16(a) Reports

Based solely upon a review of copies of such forms filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, except Mr. Sassuan (Samson) Lee, Mr. José Escudero and Mr. Wai Leung William Wu each failed to file a Form 4 with respect to individual grants of 1,020 shares of the Company’s Common Stock, pursuant to the Company’s 2020 Employee, Director and Consultant Equity Incentive Plan that each director received on April 3, 2020.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Since April 17, 2019, Frank D. Heuszel has been serving as the Chief Executive Officer and Interim Chief Financial Officer of the Company. On October 28, 2020, Mr. Heuszel became solely the CEO and transferred the Interim Chief Financial Officer title to Todd D. Macko, who became the permanent CFO on August 16, 2021. The biography for Mr. Heuszel and Mr. Macko is contained herein in the information disclosures relating to the Company’s directors above.

On July 11, 2019, the Board appointed Mr. Jason Grady as the Company’s Chief Operating Officer, effective July 15, 2019.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2021 and 2020:

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Frank D. Heuszel, Chief Executive Officer	2021	$260,000	-	-	-	-	-	40,587	$300,587
	2020	$171,346	112,498	-	-	-	-	26,005	$309,848
Jason T. Grady, Chief Operating Officer	2021	$204,038	200,000	-	-	-	-	29,100	$433,138
	2020	$207,692	112,498	-	-	-	-	17,056	$337,246
Todd D. Macko, Chief Financial Officer	2021	172,154	115,513					25,900	313,567
	2020	$155,769	67,499	11,000	-	-	-	11,890	$246,158
Robert B. Bzdick, President (3)	2020	$-	-	-	-	88,667	-	-	$88,667

(1)	Represents the total grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our financial statements for the year ended December 31, 2020 or December 31, 2021

(2)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.

(3)	Mr. Bzdick served as President of the Company and Chief Executive Officer of Premier Packaging Corporation, a wholly-owned subsidiary of the Company, until August 1, 2018.

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

Mr. Todd D. Macko was promoted to Interim Chief Financial Officer on October 29, 2020. Mr. Macko’s annual base salary is $150,000 and he is eligible to receive an annual performance bonus, upon the Company’s achievement of certain net income goals, up to 50% of his annual base salary. On August 16, 2021, Mr. Macko was made the permanent CFO which resulted in an increase in base pay to $198,000 annually. In the event of a change in control of the Company or the termination of Mr. Macko’s employment without cause, he shall be entitled to receive four-month’s base salary. Negotiations are currently in process to review the other terms of his existing contract.

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

Pursuant to the terms of the Bzdick Agreement, Mr. Bzdick received his regular wages and contractual bonus sum accrued through the separation date, and also receives the sum of $16,000 per month, for a period of 19 months, as consideration for the two-year non-competition and non-solicitation restrictive covenants contained in the Bzdick Agreement, which are identical to the restrictive covenants contained in Mr. Bzdick’s previous employment agreement, which are now incorporated by reference into the Bzdick Agreement. In addition, the Company agreed to continue to pay the cost of Mr. Bzdick’s health, dental and vision insurance coverage for a period of 19 months or until he is eligible for such benefits from another employer, whichever is shorter. In the Agreement, Mr. Bzdick specifically acknowledges that, among other remedies, the Company is entitled to cease all payments under the Bzdick Agreement and recoup all payments previously made in the event Mr. Bzdick revokes, violates or breaches the Agreement, or discontinues any promised act under the Bzdick Agreement. Moreover, the Bzdick Agreement further provides that in the event Mr. Bzdick breaches the Bzdick Agreement by bringing suit or filing a claim with an administrative agency, then he must, as a condition precedent, repay to the Company in cash all consideration received pursuant to the Bzdick Agreement. The Bzdick Agreement also contains standard mutual release and damages clauses, and a clause that provides that in any action for breach of the Bzdick Agreement, the prevailing party shall be entitled to recover attorneys’ fees from the opposing party.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, there were no outstanding equity awards to our Named Executive Officers.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2021:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Current Directors
Frank D. Heuszel	$-	$-	$-	$-
Heng Fai Ambrose Chan	$-	$-	$7,276,031	$7,276,031
John “JT” Thatch	$29,900	$-	$-	$29,900
Sassuan (Samson) Lee	$22,900	$-	$-	$22,900
José Escudero	$20,800	$-	$-	$20,800
Wai Leung William Wu	$22,900	$-	$-	$22,900
Tung Moe Chan	$-	$-	$-	$-

(1)	Represents the total grant date fair value of stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our consolidated financial statements.
(2)	In connection with his employment contract as an officer of the Company, Mr. Chan received $7,276,031 as a performance bonus.

Each independent director (as defined under Section 803 of the NYSE MKT LLC Company Guide) is entitled to receive base cash compensation of $18,000 annually, provided such director attends at least 75% of all Board of Director meetings, and all scheduled committee meetings. Each independent director is entitled to receive an additional $1,000 for each Board of Director meeting he attends, and an additional $500 for each nominating and compensation committee meeting he attends and $750 for each audit and executive committee meeting he attends, provided such committee meeting falls on a date other than the date of a full Board of Directors meeting. Each of the independent directors is also eligible to receive discretionary grants of options or restricted stock under the Company’s 2020 Equity Incentive Plan. Non-independent members of the Board of Directors do not receive compensation in their capacity as directors, except for reimbursement of travel expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of March 14, 2022 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” above), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o DSS, Inc., 275 Wiregrass Parkway, West Henrietta, New York 14586.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants for March 14, 2022

The percentages of shares beneficially owned are based on 83,732,763 shares of our Common Stock issued and outstanding as of March 14, 2022, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 14, 2022, plus (b) the number of shares such person has the right to acquire within 60 days of March 14, 2022.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Share Beneficially Owned
Heng Fai Ambrose Chan (1)	26,178,632	31.3%
John “JT” Thatch	1,020	*
Sassuan (Samson) Lee	1,020	*
José Escudero	1,020	*
Frank D. Heuszel	2,493	*
Wai Leung William Wu	1,020	*
Jason Grady	2,493	*
Todd D. Macko	1,667	*
Tung Moe Chan	-	-
All officers and directors as a group (9 persons)	26,189,365	31.3%

5% Shareholders
Global BioMedical Pte Inc.	7,716,004	9.2%
Alset EHome International, Inc	16,142,468	19.3%

* Less than 1%.

(1)	The beneficial ownership of Heng Fai Chan includes 26,178,632 shares of common stock, consisting of (a) 1,614,552 shares of common stock held by Heng Fai Holdings Limited, an entity controlled by Heng Fai Chan; (b) 688,941 shares of common stock held by Heng Fai Chan directly; (c) 16,667 shares of common stock held by BMI Capital Partners International Limited; (d) 7,716,004 shares of common stock held by Global Biomedical Pte. Ltd.; and (e) 16,142,468 shares of common stock held by Alset EHome International Inc.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2021.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	11,930	$218.39	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	3,556	$30.00	-

2020 Employee, Director and Consultant Equity Incentive Plan	-	-	-	483,125

Total	-	15,486	$175.13	483,125

2020 Employee Stock Option Plan

Following the Board’s approval of same, the Company’s shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan (“2020 Incentive Plan”) at the shareholder meeting held on December 9, 2019. As of the date of this Report, zero options have been issued pursuant to the 2020 Incentive Plan. Based on its provisions, there are currently 4,470,419 shares of Common Stock available for issuable under the 2020 Incentive Plan.

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

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our equity incentive plans, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. The 2020 Incentive Plan will terminate on January 1, 2030, except that awards that are granted under the 2020 Incentive Plan prior to its termination will continue to be administered under the terms of the 2020 Incentive Plan until the awards terminate, expire or are exercised.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2020, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

On March 3, 2020, the Company entered into a binding term sheet (the “AMRE Term Sheet”) with LiquidValue Asset Management Pte Ltd (“LVAM”), AMRE Asset Management Inc. (“AAMI”) and American Medical REIT Inc. (“AMRE”), regarding a share subscription and loan arrangement. The AMRE Term Sheet sets out the terms of a proposed venture to establish a medical real estate investment trust in the United States. Pursuant to the AMRE Term Sheet, the Company subscribed for 5,250 ordinary shares of AAMI at a purchase price of $0.01 per share for total consideration of $52.50. Concurrently, AAMI issued 2,500 shares to LVAM, and 1,250 shares to AMRE Tennessee, LLC, AMRE’s executive management’s holding company. As a result, the Company holds 52.5% of the outstanding shares of AAMI, with LVAM and AMRE Tennessee, LLC, holding 35% and 12.5% of the remaining outstanding shares of AAMI, respectively. Further, pursuant to and in connection with the AMRE Term Sheet, on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE will issue the Company a promissory note for the principal amount of $800,000.00 (the “AMRE Note”). The AMRE Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum, and shall be payable in accordance with the terms set forth in the AMRE Note. The AMRE Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the AMRE Note, including the issuance of warrants as hereinafter described. As further incentive to enter into the AMRE Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “AMRE Warrants”). The AMRE Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the AMRE Warrant, and expire on March 3, 2024. Pursuant to the AMRE Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the AMRE Warrant shall be adjusted downward to 50% of the IPO price. The AMRE Warrant also grants piggyback registration rights to the Company as set forth in the AMRE Warrant. The parties to the AMRE Term Sheet, including AMRE Tennessee, LLC, also entered into a stockholders’ agreement dated as of March 3, 2020 (the “AMRE Stockholders’ Agreement”), regarding their ownership of AAMI’s common stock to regulate certain aspects of the relationship between the stockholders and provide for certain rights and obligations with respect to such ownership, as set forth in the AMRE Stockholders’ Agreement. LVAM is an 82% owned subsidiary of Alset Intl. whose Chief Executive Office and largest shareholder is Mr. Chan. Following the consummation of the transactions contemplated by the AMRE Term Sheet, Mr. Chan and Mr. Heuszel were appointed to the board of directors of AAMI.

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

BMICI is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and Mr. Sassuan Lee, an independent board member of the Company, also have ownership interest in BMIC..

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

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,000 by the Company into APB for an aggregate of 6,666,666 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS owns approximately 53% of APB, and as a result its operating results will be included in the Company’s financial statements beginning September 9, 2021. The Company incurred approximately $36,000 in cost associated with the acquisition of APB which were recorded as general and administrative expenses. The acquisition of APB meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. Activity from September 9, 2021, to September 30, 2021, was not significant. The next largest shareholder of APB is Alset EHome International, Inc. (“AEI”). AEI’s Chairman and CEO, Heng Fai Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company. The CEO of the Company, Mr. Frank D. Heuszel, also has an approximate 2% equity position of APB.

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

In November 2021, SHRG and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the Master Franchise Agreement.

In October 2017, SHRG issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are jointly reviewing the Note and the detachable stock warrant. The number of shares that HWH may acquire upon conversion of the HWH Note and exercise of the detachable stock warrant may be greater than the amounts described in this paragraph, depending on the results of such review.

In the nine months ended December 31, 2021, a wholly owned subsidiary of the SHRG purchased skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the aggregate amount of $2.3 million. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans.

SHRG subleases warehouse and office space from Alchemist Holdings, LLC, a shareholder of the Company. During the nine months ended December 31, 2021, rent expense associated with such sublease agreement was $75,486. As disclosed in our Transition Report for the transition period ended March 31, 2021, in June 2020, the Company entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement with a former officer of the Company who is a principal of Alchemist Holdings, LLC. The Company recognized a settlement liability of $2.0 million in connection therewith. As of December 31, 2021, the settlement liability balance is $715,596.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, Turner Stone & Company, LLP, Dallas, Texas, PCAOB Auditor ID 76, for audit and review services for the fiscal year ended December 31, 2021 were approximately $75,000. The anticipated fees associated with the audit of the year ended December 31, 2021, is expected to range between $355,000 and $375,000. The aggregate fees billed for professional services rendered by our prior principal accountant, Freed Maxick CPAs, P.C., for audit and review services for the fiscal years ended December 31, 2021 and 2020 were approximately $415,000 and $370,000, respectively.

Audit Related Fees

The aggregate fees billed for audit related services by our prior principal accountant, Freed Maxick CPAs, P.C., pertaining to comfort letter related to our registered offering during the years, consents for related registration statements and the audit of the Company’s employee benefit plan and review of the stand-alone financial statements for one of the Company’s subsidiaries, for the years ended December 31, 2021 and 2020 were approximately $127,000 and $98,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2021 and 2020 were approximately $52,700 and $30,000 respectively. In 2021, DSS engaged Greendyke Jencik & Associates CPAs, PLLC to render quarterly and year end tax provisions. The aggregate fees for 2021 were $6,900.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2021 and 2020.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for year ended December 31, 2020 and nine-months ended September 30, 2021, by our principal accountant, Freed Maxick CPAs, P.C. On December 2, 2021, Freed Maxick CPAs P.C. resigned as our independent registered public accounting firm, and on December 3, 2021, our Audit Committee approved Turner, Stone & Company, L.L.P. as our independent registered public accounting firm for the year ended December 31, 2021. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Freed Maxick CPAs, P.C., and Turner, Stone & Company, L.L.P.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).
3.2	Fourth Amended and Restated By-laws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated June 22, 2018).
3.3	Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated August 27, 2020).
3.4	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated November 6, 2020).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.2	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.3	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).
10.4	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).
10.5	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).
10.6	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).

10.7	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.30 to Form 10-K dated March 28, 2017).
10.8	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.31 to Form 10-K dated March 28, 2017).
10.9	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016 (incorporated by reference to exhibit 10.32 to Form 10-K dated March 28, 2017).
10.10	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated September 6, 2017).
10.11	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated September 6, 2017).
10.12	Securities Exchange Agreement, dated September 12, 2017, between Document Security Systems, Inc. and Hengfai Business Development Pte. Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated September 15, 2017).
10.13	2021 Employment Agreement entered by and between the Company and Frank Heuszel on November 13, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 19, 2020).
10.14	2020 Amendment entered by and between the Company and Frank Heuszel on November 13, 2020
10.15	Executive Employment Agreement with Mr. Jason Grady (incorporated by reference to exhibit 10.2 to Form 10-Q dated November 13, 2019).
10.16	Executive Employment Agreement with Mr. Heng Fai Ambrose Chan (incorporated by reference to exhibit 10.3 to Form 10-Q dated November 13, 2019).
10.17	2020 Amendment entered by and among the Company, DSS Cyber Security Pte. Ltd. and Heng Fai Chan on November 19, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 25, 2020).
10.18	2020 Employee, Director and Consultant Equity Incentive Plan *
10.19	Term Sheet dated March 3, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 6, 2020).
10.20	Promissory Note dated March 3, 2020 (incorporated by reference to exhibit 10.2 to Form 8-K dated March 6, 2020).
10.21	Form of Warrant (incorporated by reference to exhibit 10.3 to Form 8-K dated March 6, 2020).
10.22	Stockholder Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated March 6, 2020).
10.23	Term Sheet dated March 12, 2020*
10.24	Share Exchange Agreement dated as of April 27, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 1, 2020.
10.25	Underwriting Agreement, dated June 16, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated June 19, 2020).
10.26	Underwriting Agreement, dated July 1, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 1, 2020).
10.27	Underwriting Agreement, dated July 28, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 31, 2020).
10.28	Securities Purchase Agreement, by and among, Sharing Services Global Corporation, and Decentralized Sharing Systems, Inc., dated April 5, 2021 (incorporated by reference to exhibit 1.1 to Form 8-K, filed with the Commission on April 9, 2021
10.29	Convertible Promissory Note, dated April 5, 2021 (incorporated by reference to exhibit 10.2 to Form 8-K filed with Commission on April 9, 2021)
10.30	Stock Purchase Agreement between Proof Authentication Corporation and Document Security Systems, Inc. dated May 7, 2021 Relating to the Purchase and Sale of 100% of the Shares of DSS Digital Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on May 11, 2021)
10.31	Underwriting Agreement between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to Form 8-K filed with the Commission on June 17, 2021)
10.32	Subscription Agreement by and among DSS, Inc. and Alset EHome International, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on September 10, 2021)
10.33	Stock Purchase And Share Subscription Agreement between Decentralized Sharing Systems, Inc., and DSS, Inc. relating to the purchase of Sharing Services Global Corporation shares (incorporated by reference to exhibits 10.1 and 10.2 of the Form 8-K filed with the Commission on December 29, 2021)
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Consent of Freed Maxick CPAs, P.C.*
23.2	Consent of Turner, Stone & Company, L.L.P
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSS, INC.

March 31, 2022	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

March 31, 2022	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2022	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

March 31, 2022	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

March 31, 2022	By:	/s/ Jason Grady
Jason Grady Chief Operating Officer

March 31, 2022	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

March 31, 2022	By:	/s/ John “JT” Thatch
John Thatch Director

March 31, 2022	By:	/s/ José Escudero
José Escudero Director

March 31, 20221	By:	/s/ Sassuan (Samson) Lee
Sassuan Lee Director

March 31, 2022	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

March 31, 2022	By:	/s/ Wai Leung William Wu
William Wu Director

