Form 10-Q
period 2022-03-31
DSS, INC.
filed 2022-05-16
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______ .

001-32146
Commission file number

DSS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1229730
(State or other Jurisdiction of incorporation- or Organization)	(IRS Employer Identification No.)

275 Wiregrass Pkwy, West Henrietta, NY 14586
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

As of May 2, 2022 there were 84,626,847 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

As of

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$53,811,000	$56,595,000
Accounts receivable, net	6,103,000	5,673,000
Inventory	9,778,000	10,380,000
Current portion of notes receivable	6,739,000	6,310,000
Prepaid expenses and other current assets	1,869,000	3,466,000
Total current assets	78,300,000	82,424,000

Property, plant and equipment, net	16,247,000	17,674,000
Investment in real estate, net	56,365,000	56,374,000
Other investments	10,466,000	11,001,000
Investment, equity method	1,193,000	1,080,000
Marketable securities	18,435,000	14,172,000
Notes receivable	6,240,000	5,878,000
Other assets	557,000	489,000
Right-of-use assets	1,181,000	498,000
Goodwill	56,606,000	56,606,000
Other intangible assets, net	36,269,000	38,630,000
Total assets	$281,859,000	$284,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,452,000	$1,920,000
Accrued expenses and deferred revenue	16,515,000	21,180,000
Other current liabilities	402,000	402,000
Current portion of lease liability	540,000	393,000
Current portion of long-term debt, net	6,835,000	3,916,000
Total current liabilities	26,744,000	27,811,000

Long-term debt, net	59,398,000	55,711,000
Long term lease liability	782,000	120,000
Other long-term liabilities	880,000	880,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, shares issued and outstanding (47,000 on December 31, 2021); Liquidation value $1,000 per share, $46,868,000 aggregate December 31, 2021).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 84,626,847 shares issued and outstanding (79,745,886 on December 31, 2021)	1,692,000	1,594,000
Additional paid-in capital	296,450,000	294,685,000
Non-controlling interest in subsidiaries	36,345,000	36,409,000
Accumulated deficit	(140,432,000)	(132,384,000)
Total stockholders’ equity	194,055,000	200,304,000

Total liabilities and stockholders’ equity	$281,859,000	$284,826,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Printed products	$3,569,000	$3,861,000
Rental income	1,663,000	-
Management fee income	11,000	-
Net investment income	129,000	-
Direct marketing	6,932,000	608,000
Total revenue	12,304,000	4,469,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	5,443,000	3,287,000
Selling, general and administrative (including stock based compensation)	10,338,000	4,060,000
Depreciation and amortization	3,266,000	514,000
Total costs and expenses	19,047,000	7,861,000
Operating loss	(6,743,000)	(3,392,000)

Other income (expense):
Interest income	156,000	52,000
Other income	(1,703,000)	-
Interest expense	(1,378,000)	(20,000)
Gain on extinguishment of debt	-	116,000
Loss on equity method investment	(112,000)	(579,000)
(Gain) loss on investments	424,000	(1,077,000)
Gain on sale of asset	405,000	-
Loss from continuing operations before income taxes	(8,951,000)	(4,900,000)

Income tax benefit	-	838,000
Loss from continuing operations	(8,951,000)	(4,062,000)
Income from discontinued operations, net of tax	-	50,000
Net loss	(8,951,000)	(4,012,000)

(Gain) loss from continuing operations attributed to noncontrolling interest	903,000	31,000

Net loss attributable to common stockholders	(8,048,000)	(3,981,000)

Loss per common share:
Basic	$(0.10)	$(0.21)
Diluted	$(0.10)	$(0.21)

Earnings per common share - discontinued operations:
Basic	$-	$-
Diluted	$-	$-

Shares used in computing loss per common share:
Basic	84,626,847	19,432,831
Diluted	84,626,847	19,432,831

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(8,951,000)	$(4,062,000)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	3,266,000	514,000
Stock based compensation	4,000	12,000
Loss on equity method investment	(112,000)	579,000
Loss (gain) on investments	424,000	1,076,000
Impairment of notes receivable and other investments	1,637,000	-
Gain on extinguishment of debt	-	(116,000)
Deferred tax benefit	-	(838,000)
Decrease (increase) in assets:
Accounts receivable	(430,000)	82,000
Inventory	602,000	(601,000)
Prepaid expenses and other current assets	1,597,000	(103,000)
Other assets	(68,000)	(382,000)
Increase (decrease) in liabilities:
Accounts payable	532,000	107,000
Accrued expenses	(4,697,000)	(3,521,000)
Other liabilities	126,000	(778,000)
Net cash used by operating activities	(6,070,000)	(8,031,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(942,000)	(72,000)
Purchase of real estate	-	(3,230,000)
Purchase of investment	(1,085,000)	(4,329,000)
Purchase of marketable securities	(4,693,000)	2,188,000
Disposal of property, plant and equipment	2,152,000
Note receivable investment	(791,000)	(1,006,000)
Net cash used by investing activities	(5,359,000)	(6,449,000)

Cash flows from financing activities:
Payments of long-term debt	(246,000)	(89,000)
Borrowings of long-term debt	6,193,000	110,000
Debt conversion to equity in subsidiary	840,000	-
Issuances of common stock, net of issuance costs	1,858,000	61,068,000
Net cash provided by financing activities	8,645,000	61,089,000

Cash flows from discontinued operations:
Cash (used) provide by discontinued operations	-	(12,000)
Net cash used by discontinued operations	-	(12,000)

Net increase (decrease) in cash	(2,784,000)	46,597,000
Cash and cash equivalents at beginning of period	56,595,000	5,226,000
Cash and cash equivalents at end of period	$53,811,000	$51,823,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subsidiary	Deficit	Total

Balance, December 31, 2021	79,746,000	$1,594,000	-	$-	$294,686,000	$36,407,000	$(132,384,000)	$200,304,000

Issuance of common stock, net	4,881,000	98,000	-	-	1,760,000	-	-	1,858,000
Conversion of debt to equity in subsidiary	-	-	-	-	-	840,000	-	840,000
Stock based payments, net of tax effect	-	-	-	-	4,000	-	-	4,000
Net loss	-	-	-	-	-	(903,000)	(8,048,000)	(8,951,000)
Balance March 31, 2022	84,627,000	$1,692,000	-	$-	$296,450,000	$36,344,000	$(140,432,000)	$194,055,000

Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	3,430,000	$(101,382,000)	$76,545,000

Issuance of common stock, net	21,834,000	436,000	-	-	60,632,000	-	-	61,068,000
Stock based payments, net of tax effect	-	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	(31,000)	(3,981,000)	(4,012,000)
Balance, March 31, 2021	27,670,000	$552,000	43,000	$1,000	$235,027,000	$3,399,000	$(105,363,000)	$133,616,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Direct Marketing, (4) Commercial Lending, (5) Securities and Investment Management, (6) Alternative Trading (7) Digital Transformation, (8) Secure Living, and (9) Alternative Energy. Each of these business lines are in different stages of development, growth, and income generation.

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Direct Marketing, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct Marketing’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. (4) Our Commercial Lending business division, driven by American Pacific Bancorp (“APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (5) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trusts (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) Alternative Trading was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alternative Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). (7) Digital Transformation was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation. (8) The Secure Living division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing. (9) The Alternative Energy group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy.

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, Inc. (“Impact BioMedical”), pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth Security, Inc. (“DSS BioHealth”), Alset International Limited (formally Singapore eDevelopment Ltd.), and Global Biomedical Pte Ltd. (“GBM”), which was previously approved by the Company’s shareholders (the “Share Exchange”). Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). As a result of the Share Exchange, Impact BioMedical is now a wholly owned subsidiary of DSS BioHealth, the Company’s wholly owned subsidiary (see Note 5).

Impact BioMedical strives to leverage its scientific know-how and intellectual property rights to provide solutions that have been plaguing the biomedical field for decades. By tapping into the scientific expertise of its partners, Impact BioMedical has undertaken a concerted effort in the research and development (“R&D”), drug discovery and development for the prevention, inhibition, and treatment of neurological, oncological, and immune related diseases.

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

On September 13, 2021, the Company finalized a shareholder agreement between its subsidiary, DSS Financial Management, Inc. (“DFMI”) and HR1 Holdings Limited (“HR1”), a company incorporated in the British Virgin Islands, for the purpose of operating a vehicle for private and institutional investors seeking a highly liquid investment fund with attractive risk adjusted returns relative to market unpredictability and volatility. Under the terms of this agreement, 4000 shares or 40% of the Company’s subsidiary Liquid Asset Limited Management Limited (“LVAM”), a Hong Kong company was transferred to HR1 whereas at the conclusion of the transaction DFMI would own 60% of LVAM and HR1 would own 40%. LVAM executes within reliable platforms and broad market access and uses proprietary systems and algorithms to trade liquid exchange-traded funds (ETFs), stocks, futures or crypto. Aimed at providing consistent returns while offering the unique ability to liquidate the portfolio within 5 to 10 minutes under normal market conditions, LVAM provides an array of advanced tools and products enabling customers to explore multiple opportunities, strengthen and diversify their portfolios, and meet their individual investing goals.

On December 23, 2021, DSS purchased 50,000,000 shares at $0.06 per share of Sharing Services Global Corporation (“SHRG”) via a private placement. With this purchase, DSS increased its ownership of voting shares from approximately 47% of SHRG to approximately 58%. SHRG aims to build shareholder value by developing or acquiring businesses that increase the Company’s product and services portfolio, business competencies and geographic reach. Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the United States, Canada, and the Asia Pacific region using a direct selling business model. SHRG markets its products and services through its independent sales force, using its proprietary websites, including: www.elevacity.com and www.thehappyco.com. SHRG, headquartered in Plano, Texas, was incorporated in the State of Nevada on April 24, 2015, and is an emerging growth company. SHRG Common Stock is traded, under the symbol “SHRG,” in the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc.

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2022 and December 31, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation - The consolidated financial statements include the accounts of DSS, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2021, have been reclassified to conform to current period presentation.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $22,000 and $388,000 associated with the inventory at our SHRG subsidiary was recorded as of March 31, 2022, and December 31, 2021, respectively. Write-downs and write-offs are charged to cost of revenue.

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

(Loss) Earnings Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three months ended 31, 2022, potential dilutive instruments includes both warrants and options of 3,556 and 11,930 shares respectively. For the three months ended 31, 2021, potential dilutive instruments includes both warrants and options of 29,314 and 13,596 shares respectively. Additionally for March 31, 2021, there were 43,000 shares of preferred a stock convertible into 6,570,000 shares of common stock

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the three months ended March 31, 2022, two customers accounted for 10% and 3%, respectively, % of our consolidated revenue. As of March 31, 2022, these two customers accounted for 29% and 6% of our consolidated trade accounts receivable balance. During the three months ended March 31, 2021, these two customers accounted for 31% and 8% of our consolidated revenue and 57% and 8% of our consolidated trade accounts receivable balance.

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

As of March 31, 2022, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2022, and December 31, 2021, the Company established a reserve for doubtful accounts of approximately $70,000 and $20,000 respectively. The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2022.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 13 for disaggregated revenue information.

3. Notes Receivable

American Premium Water Corporation

On October 15, 2020, APB entered into a loan agreement with (“APW Note”) with American Premium Water Corporation,(“APW”), a Nevada corporation. The loan, not to exceed the principal sum of $200,000, has an interest rate of 12%, and matures on October 15, 2022. The outstanding principal and interest as of March 31, 2022 and December 31, 2021, approximated $39,000 and is classified as a Current portion of notes receivable on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. GSX repaid the principal and interest in full in April 2022.

GSX Group Limited

On February 8, 2021, the Company entered into a convertible promissory note (“GSX Note”) with GSX Group Limited (“GSX”), a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from date of issuance. The outstanding principal and interest as of March 31, 2022 and December 31, 2021, approximated $837,000 and $829,000, respectively, and is classified as a Current portion of notes receivable on the Consolidated Balance Sheets at December 31, 2021. GSX repaid the principal and interest in full in April 2022.

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

Dustin Crum

On February 21, 2021, Impact BioMedical, Inc. a subsidiary of the Company, entered into a promissory note (“Crum Note”) with Dustin Crum (“Mr. Crum”). The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until August 19, 2022, at which time all accrued interest and the entire remaining principal shall be due and payable in full. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of March 31, 2022, approximated $207,000 and is classified in current notes receivable on the accompanying consolidated balance sheets.

Sentinel Brokers Company, Inc.

On May 13, 2021, Sentinel Brokers, LLC, a subsidiary of the Company entered a revolving credit promissory note (“Sentinel Note”) with Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York. The Sentinel Note has an aggregate principal balance up to $600,000, to be funded at request of Sentinel. The Sentinel Note, which incurs interest at a rate of 6.65% is payable in areas until the principal is paid in full at the maturity date of May 13, 2023. As of March 31, 2022 and December 31, 2021, there was $151,000 and $0, respectively, outstanding on the Sentinel Note, and is included in current notes receivable on the accompanying consolidated balance sheet. Also on May 13, 2021, the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel for the purchase price of $300,000. During April 2022, the Sentinel Note was amended to increase the available revolving credit principal to $3,000,000. See Note 6.

Puradigm, LLC

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered into a convertible promissory note (“Puradigm Note”) with Puradigm, LLC (“Puradigm”), a company registered in the state of Texas. The Puradigm Note has an aggregate principal balance up to $5,000,000, to be funded at request of Puradigm. The Puradigm Note, which incurs interest at a rate of 6.5% due quarterly, has a maturity date of May 14, 2023. The Puradigm Note contains an options conversion clause that allows the Company to convert all, or a portion of all, into new issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of March 31, 2022 and December 31, 2021, approximated $5,164,000 and $5,081,000, respectively, which is classified as Notes receivable on the consolidated balance sheet.

South Regional Management District (formally Harris-Montgomery Counties Management District)

On September 23, 2021, APB entered into refunding bond anticipatory note (“District Note”) with South Regional Management District (the “District”), which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 4.15% per annum. Principal and interest are due in full on September 22, 2022. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The outstanding principal and interest of $3,576,000 and $3,540,000 of the District Note is included in current portion of notes receivable on the consolidated balance sheet at March 31, 2022 and December 31, 2021, respectively.

Asili, LLC.

On October 25, 2021, APB entered into loan agreements (“Asili Agreement”) with Asili, LLC. (“Asili”) a company registered in the state of Utah. The Asili Agreement has an initial aggregate principal balance up to $1,000,000, to be funded at request of Asili, with an option to increase the maximum principal borrowing to $3,000,000. The Asili Agreement, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. The Asili Agreement contains an optional conversion feature allowing APB to convert the outstanding principal to a 10% membership interest. APB, as holder of the Asili Agreement, has the right to elect one member to the Asili Board of Managers. The outstanding principal and interest of approximately $803,000 and $784,000 of the Asili Agreement is included in current portion of notes receivable on the consolidated balance sheet at March 31, 2022 and December 31, 2021, respectively.

Leopoldo Bustamate.

On June 13, 2019, APB extended the credit to Leopoldo Bustamate (“Bustamate Note”) in the form of a promissory note for $249,540, bearing interest at 15%, with a maturity date of May 15, 2020. On June 5, 2020, the Company further extended the same credit in the form of a promissory note for $249,540, bearing interest at 15%, with a maturity date of May 14, 2021. On August 30, 2021, the Company further extended the same credit in the form of a promissory note for $249,540, bearing interest at 12.5%, with a maturity date of May 15, 2023. The modification agreement is effective May 14, 2021. This promissory note is secured by a deed of trust on a tract of land, which is approximately 315 acres, and located in Coke County, Texas. The outstanding principal and interest of approximately $289,000 of the Bustamate Note is included in long term portion of Notes receivable on the consolidated balance sheet at March 31, 2022 and December 31, 2021.

HWH World Ltd.

On October 7, 2021, HWH World, Inc., a subsidiary of the Company entered into a revolving loan commitment (“HWH Ltd Note”) with HWH World Ltd. (“HWH Ltd.”) a company registered in Taiwan. The HWH Ltd. Note has an principal balance of $52,000 and incurred no interest through the maturity date of December 31,2021. The outstanding principal at March 31, 2022 and December 31, 2021 is $56,000 and $52,000, respectively, and is included in the current portion of notes receivable. This note is currently in default and the Company is currently in the process of extending the terms. In accordance with the terms of the HWH Ltd. Note, the Company began charging interest at the default rate of 18% on January 1, 2022.

West Park Capital Group, LLC.

On December 28, 2021, APB entered into promissory note (“West Park Note”) with West Park Capital Group, LLC. (“West Park”), a company registered in the state of California. The West Park Note has an principal balance of $700,000. The West Park Note, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. The outstanding principal and interest of $680,000 and $700,000 of the West Park Note is included in current portion of notes receivable on the consolidated balance sheet at Mach 31, 2022.

1044PRO, LLC.

In January 2021, SHRG and 1044PRO, LLC (“1044 PRO”) entered into a Funding Agreement pursuant to which the Company agreed to provide to 1044 PRO a $250,000 revolving credit line and loaned $204,879 to 1044 PRO under the credit line. Borrowings under the credit line are payable in monthly installments in amounts determined by the amount of each cash advance. At December 31, 2021, loans of $193,000 are outstanding, net of an allowance for the impairment losses of $115,000, and is included in Current portion of notes receivable on the consolidated balance sheet as of December 31, 2021. At March 31, 2022, this loan was fully reserved for. In connection with the loan, the Company acquired a 10% equity interest in 1044 PRO and a security interest in 1044 PRO’s cash receipts and in substantially all 1044 PRO’s assets.

XIP Optimal

In the fiscal year 2019, SHRG received a promissory note for $106,404 from a prior merchant payment processor in connection with amounts owed to the Company. This note is fully reserved for at March 31, 2022, and December 31, 2021.

WUURII Commerce Inc.,

On March 2, 2022, APB and WUURII Commerce, Inc. (“WUURRII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“WUURRII Note”). Under the terms of the WURRII Note, APB at its discretion, may lend up to the principal sum of $892,500 with an interest rate of 8%, and matures in March 2024, with interest payable quarterly. The outstanding principal and interest at March 31, 2022 is $895,000, of which $446,000 is included in current notes receivable on the accompanying consolidated balance sheet.

Farah S. Khan

On January 24, 2022, APB and Farah S. Khan (“Khan”) entered into a promissory note (“Khan Note”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at March 31, 2022 approximates $101,000, and is included in notes receivable on the accompanying consolidate balance sheet.

4. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of March 31, 2022, and December 31, 2021:

	2022
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investments
Cash	$48,799,000	$-	$48,799,000	$48,799,000	$-	$-
Level 1
Money Market Funds	5,012,000	-	5,012,000	5,012,000	-	-
Marketable Securities	15,865,000	2,570,000	18,435,000	-	18,435,000	-
Level 2
Warrants	3,318,000	-	3,318,000	-	-	3,318,000
Convertible securities	1,023,000	357,000	1,380,000	-	-	1,380,000
Total	$74,017,000	$2,927,000	$76,944,000	$53,811,000	$18,435,000	$4,698,000

	2021
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investments
Cash	$50,286,000	$-	$50,286,000	$50,286,000	$-	$-
Level 1
Money Market Funds	$6,309,000	-	6,309,000	6,309,000	-	-
Marketable Securities	$12,993,000	1,544,000	14,537,000	-	14,537,000	-
Level 2
Warrants	$3,318,000	-	3,318,000	-	-	3,318,000
Convertible securities	$1,023,000	-	1,023,000	-	-	1,023,000
Total	$73,929,000	$1,544,000	$75,473,000	$56,595,000	$14,537,000	$4,341,000

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

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 7) for the purchase price of $7,150,000. In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land and tenant improvements respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life approximating 3 years. All assets were allocated on a relative fair value basis. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of March 31, 2022, no liability has been recorded for this earnout as it isn’t probable the earnout will be achieved as of the quarter-end

On November 4, 2021, AMRE LifeCare Portfolio, LLC. (“AMRE LifeCare”), a subsidiary of AMRE, acquired three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements respectively. Also include in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. All assets were allocated on a relative fair value basis.

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

During the three-months ended March 31, 2022, and 2021, AMRE had net losses of $1,613,000 and $58,000, respectively, of which $161,000 and $22,000, respectively is attributable to non-controlling interest.

Impact BioMedical, Inc.

Impact BioMedical, a wholly owned subsidiary of the Company, has several subsidiaries that are not wholly owned by Impact Biomedical and have an ownership percentage ranging from 63.6% to 100%. During the three months ended March 31, 2022, and 2021, Impact Biomedical has incurred approximately $614,000 and $420,000 respectively of net losses, of which $67,000 and $9,000 respectively of loss incurred is attributable to non-controlling interest.

American Pacific Bancorp.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,000 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS owns approximately 53% of APB, and as a result its operating results will be included in the Company’s financial statements beginning September 9, 2021. The Company incurred approximately $36,000 in cost associated with the acquisition of APB which were recorded as general and administrative expenses. The acquisition of APB meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. During the three months ended March 31, 2022, APB had net income of $547,000, of which, $257,000 is attributable to non-controlling interest. The next largest shareholder of APB is Alset EHome International, Inc. (“AEI”). AEI’s Chairman and CEO, Heng Fai Ambrose Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company. The CEO of the Company, Mr. Frank D. Heuszel, also has an approximate 2% equity position of APB. APB and the company in which APB owns marketable securities share a common director.

Sharing Services Global Corp. (“SHRG”)

As of and through June 30, 2020, the Company classified its investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, as detailed below, the Company obtained greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. During the quarter ended September 30, 2020, the Company began to account for its investment in SHRG using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations. Through a series of transactions, DSS increased its ownership of voting shares in SHRG to approximately 58% on December 23, 2021. The 58% ownership of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805 and began consolidating the financial results of SHRG as of December 31, 2021.

On January 24, 2022, the Company exercised 50,000,000 warrants received as part of a consulting agreement with SHRG at the exercise price of $0.0001, bring its ownership percentage of voting shares to approximately 65%. The acquisition of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. During the three months ended March 31, 2022, SHRG incurred $7,364,000 of losses of which, $2,579,000 is attributed to non-controlling interest.

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition of SHRG. The Company is in the process of completing valuations and useful lives for certain assets acquired in the transaction. We expect the preliminary purchase price accounting to be completed during the year ending December 31, 2022.

6. Investments

Alset International Limited (formally Singapore eDevelopment Limited), related party

The Company owns 127,179,311 shares or approximately 7% of the outstanding shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2022, and December 31, 2021, was approximately $4,604,000 and $4,909,000 respectively. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded unrealized loss on this investment of approximately $305,000, and $967,000, respectively.

Century TBD Holdings, LLC

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of December 31, 2021, this TBD Note had outstanding principal and interest of approximately $537,000 and was classified as Current portion of notes receivable on the consolidated balance sheet. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on March 31, 2022. The remaining $37,000 is included in gain (loss) on investments on the consolidated statement of operations at March 31, 2022.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended March 31, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net income in BMIC during the three months ended March 31, 2022, approximated $49,000.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. ATC have initiated or have pending applications to do business in a number of states, including Texas, Tennessee, Connecticut, Florida, and Illinois. For the purpose of organization and the state application process, the Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the three months ended March 31, 2022.

BioMed Technologies Asia Pacific Holdings Limited

On December 19, 2020, Impact BioMedical, a wholly owned subsidiary of the Company, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $632,000. The Subscription Agreement provides, among other things, the Company has the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact Biomedical entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment is valued at cost as it does not have a readily determined fair value.

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

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to approximately 16% as of March 31, 2022.

Sentinel Brokers Company, Inc.

On May 13, 2021, a Sentinel Brokers, LLC., subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. During the three months ended September 30, 2021, the Company contributed and additional $750,000 capital into Sentinel, increasing its total capital investment to $1,050,000 as of September 30, 2021. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, as it currently owns 24.9% of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of Sentinel’s earnings and losses within our consolidated statement of operations. The Company’s portion of net income in Sentinel for the three months ended March 31, 2022, was not significant.

Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

Stemtech Corporation

In September 2021, SHRG, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the SHRG invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $1.4 million in favor of the SHRG (the “Convertible Note”) and (b) a detachable Warrant to purchase shares of GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the SHRG an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-day period ended September 19, 2021. The GNTW Warrant expires on September 13, 2024, and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the SHRG 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee.

SHRG carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with U.S. GAAP. During the three month ended March 31, 2022 and twelve months ended December 31, 2021, the SHRG recognized unrealized gains, before income tax, of $357,000 and $3,700,000, respectively, in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

MojiLife, LLC

In September 2021, SHRG entered into a Membership Unit Purchase Agreement pursuant to which the SHRG acquired a 30.75% equity interest in MojiLife, LLC, a limited liability company, organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products, such as cordless scent diffusers, for the home and the car, as well as proprietary home cleaning products and accessories. During the three months ended March 31, 2022, SHRG recognized an impairment of this investment approximating $1,500,000.

7. Short-Term and Long-Term Debt

DSS, Inc.

Promissory Notes - On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAMPTE. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As further incentive to enter into this Note, AMRE granted LVAMPTE warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). In March 2022, this debt was converted into equity in AMRE, and LVAMPTE exercised the warrants for $200,000 (see the consolidated statement of changes in stockholders’ equity) The holder is a related party owned by the Chairman of the Company’s board of directors.

On March 16, 2021, American Medical REIT, Inc. received loan proceeds in the amount of approximately $110,000 under the Paycheck Protection Program (“PPP”) with a fixed rate of 1% and a 60-month maturity term. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of March 31, 2022, and December 31, 2021, the outstanding principal and interest approximated $111,000 is included in long-term debt, net on the consolidated balance sheet.

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,700,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan. As of March 31, 2022, and December 31, 2021, the outstanding principal on the BOA Note was $3,710,000 and $3,339,000, respectively and had an interest rate of 4.63%, and is included in Long-term debt, net on the consolidated balance sheet. The BOA Note contains certain covenants that are analyzed annual. As of March 31, 2022, Premier is in compliance with these covenants.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5 year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. This agreement contains certain covenants that are analyzed on an annual basis, starting December 31, 2021, of which, AMRE Shelton is in compliance as of March 31, 2022 The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site (See Note 5). Of the total financed, approximately $191,000 is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,799,000 recorded as long-term debt, net of $185,000 in deferred financing costs.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of Mach 31, 2022 and December 31, 2021, $3,021,000 and $3,000,000, respectively, is included in current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of three months. This loan was funded during March 2022. As of Mach 31, 2022 $3,000,000 is included in current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The maturity date of November 2, 2023, may be extended to November 2, 2024. As of December 31, 2021, the outstanding principal and interest of the LifeCare agreement approximates $39,448,000, net of deferred financing costs of $1,002,000. As of March 31, 2022, the outstanding principal and interested approximates $39,940,000 and is included in long-term debt, net on the consolidated balance sheet. AMRE is currently seeking from Pinnacle, and believes it will obtain, a waiver on certain debt covenants.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”) for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,688,000 is included in long-term debt, net on the accompanying consolidated balance sheet on March 31, 2022.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. The Pinnacle Loan contains certain covenants that are to be tested annually. AMRE is currently seeking from Pinnacle, and believes it will obtain, a waiver on certain debt covenants. The outstanding principal and interest, net of debt issuance costs of $138,000, approximates $2,857,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at March 31, 2022.

Sharing Services Global Corporation

In October 2017, SHRG issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH International” or the “Holder”). HWH International is affiliated with Heng Fai Ambrose Chan, who became a Director of SHRG April 2020. The Note is convertible into 333,333 shares of SHRG Common Stock. Concurrent with issuance of the Note, SHRG issued to HWH International a detachable warrant to purchase up to an additional 333,333 shares of SHRG Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If SHRG enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical.

In December 2019, SHRG and the holder of the SHRG $100,000 convertible note dated April 13, 2018 (the “April 2018Note”) entered into an amendment to the underlying promissory note. Pursuant to the amendment, the parties extended the maturity date of the note to April 2021. In addition, after giving effect to the amendment, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged. This Note was repaid in full during March 2022.

8. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2022, the remaining lease terms on our operating leases range from less than one to five years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2022.

Future minimum lease payments as of March 31, 2022, are as follows:

Maturity of Lease Liability:

Totals
2022	513,000
2023	775,000
2024	54,000
2025	4,000
2026	2,000
2027	-
After	-
Total lease payments	1,348,000
Less: Imputed Interest	(26,000)
Present value of remaining lease payments	$1,322,000

Current	$540,000
Noncurrent	$782,000

Weighted-average remaining lease term (years)	3.5

Weighted-average discount rate	4.2%

In March of 2022, Premier Packaging began leasing its relocated manufacturing facilities to West Henrietta, New York. This lease contains an escalating payment clause, ranging from $61,000 per month to $78,000 per month, over the twelve term of the lease.

9. Commitments and Contingencies

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

Additionally, on March 2, 2020, DSS and DSSTM filed a second litigation action against Jeffrey Ronaldi in the State of New York, Supreme Court, County of Monroe, Document Security Systems, Inc. and DSS Technology Management, Inc. vs. Jeffrey Ronaldi, Index No.: 2020002300, alleging acts of self-dealing and conflicts of interest while he served as CEO of both DSS and DSS TM. Mr. Ronaldi filed a Notice of Removal of this civil litigation to the United States District Court for the Western District of New York where it was assigned Case No. 6:20-cv-06265-EAW. Mr. Ronaldi filed a motion seeking to compel DSS to advance his legal fees to defend the action, which motion was fully briefed as of June 30, 2020, and remains pending and undecided. On March 16, 2021, the Western District of New York granted Mr. Ronaldi’s motion to have his defense costs advanced to him during the pendency of the action as they are incurred. On March 26, 2021, Mr. Ronaldi applied to the court for reimbursement of $160,896.25 in legal fees which was subsequently reduced to $159,771.25. A second application was filed on November 12, 2021, seeking $121,672.51 in fees for a total demand of $281,443.76. The Company has objected to the size of those bills as they were based on out-of-town billing rates and the result of an excessive number of hours spent on litigation. The parties now engaged in discovery, awaiting a decision on the Company’s objection to Mr. Ronaldi’s fee applications. The parties engaged in court-ordered mediation on June 17, 2021, but the matter did not resolve. Following mediation, the Company moved to stay the federal court action pending the outcome of the state court action to avoid inconsistent rulings on common issues of law and fact. The motion to stay was denied. The Company intends to vigorously prosecute this action.

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

This lawsuit relates to two promissory notes executed by RBC in the 4th quarter of 2019 in favor of Decentralized and HWH, totaling approximately $800,000. Maiden, a 2020 default judgment creditor of RBC, in the principal amount of $4,329,000, now complains about those notes, the funding of those notes, the subsequent default of those notes by RBC, and HWH and Decentralized’s subsequent Article 9 foreclosure or deed-in-lieu debt conveyances. In the instant lawsuit, Maiden asserts claims against Defendants for unjust enrichment, fraudulent transfer under the Texas Uniform Fraudulent Transfer Act, and violation of the Racketeer Influenced and Corrupt Organizations Act. Maiden also seeks a judgment from the court declaring: “(1) Defendants lacked a valid security interest in RBC and RBC Subsidiaries’ assets and therefore lacked the authority to sell the assets during the public foreclosure sale; (2) Defendant Heuszel’s low bid at the public foreclosure sale was invalid and void; (3) the public foreclosure sale was conducted in a commercially unreasonable manner; and (4) Defendants do not have the legal authority to transfer RBC and RBC’s Subsidiaries assets to Heuszel and HWH.” Maiden seeks to recover from Defendants: (1) treble damages or, alternatively, damages in the amount of their underlying judgment plus the other creditors’ claims or the value of the assets transferred, whichever is less, plus punitive or exemplary damages; (2) pre- and post-judgment interest; and (3) attorneys’ fees and cost.

On March 30, 2021, Defendants DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel filed a motion to dismiss seeking to dismiss Maiden’s unjust enrichment, exemplary damages, and RICO claims against DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel, as well as Maiden’s fraudulent transfer claims against DSS and RBC International, Inc. On August 9, 2021, the Court then entered an order granting in part the motion to dismiss filed on behalf of DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel. Among other things, the Court held that Maiden failed to plausibly plead certain causes of action, including (1) the civil RICO claim against DSS, Decentralized, HWH, RBC Life International, Inc., and Heuszel, (2) the TUFTA claim against DSS, and (3) the unjust enrichment claim against DSS and RBC Life International, Inc. Notably, the Court declined the request to dismiss the TUFTA claim against RBC Life International, Inc. The Court granted Maiden leave to file an amended complaint. Maiden’s deadline to do so is Monday, September 6, 2021. The Company intends to vigorously defend its position. On September 3, 2021, Maiden filed its amended complaint, asserting a single cause of action against the DSS Defendants and RBC for an alleged TUFTA violation. Generally, Maiden is seeking the same relief requested in its original complaint. Maiden, however, has abandoned its request for treble damages. On September 17, 2021, the DSS Defendants filed a motion to dismiss the amended complaint seeking to dismiss Maiden’s TUFTA claim to the extent it seeks to avoid a transfer of assets owned by any of RBC’s subsidiaries, including but not limited to RBC Life Sciences USA, Inc. Further, the motion to dismiss also seeks the dismissal of Maiden’s TUFTA claim against Heuszel. The DSS Defendants’ motion to dismiss the amended complaint will be ripe for determination on or after October 22, 2021. Trial is currently set for December 5, 2022, on the Court’s two-week docket.

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

10. Stockholders’ Equity

Sales of Equity –

On February 28, 2022, DSS entered into an Amendment to Stock Purchase Agreement (the “Amendment”) with its shareholder Alset EHome International Inc. (“AEI”), pursuant to which the Company and AEI have agreed to amend certain terms of the Stock Purchase Agreement dated January 25, 2022 (the “SPA”). Pursuant to the SPA, AEI had agreed to purchase 44,619,423 shares of the Company’s common stock for a purchase price of $0.3810 per share, for an aggregate purchase price of $17,000,000. Pursuant to the Amendment, the number of shares of the common stock of the Company that the AEI will purchase has been reduced to 3,986,877 shares for an aggregate purchase price of $1,519,000. This transaction was completed on March 9, 2022. In addition, the Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan, is the Chairman, Chief Executive Officer and largest shareholder of AEI.

On March 10, 2022, the Company issued 894,084 shares of common stock to Heng Fai Ambrose Chan pursuant to his employment agreement. These shares were issued in consideration of $340,000 due under this employment agreement.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2022, the Company’s stock compensation approximated $4,000 or less than $.01 basic and diluted loss per share.

11. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three-months ended March 31, 2022, and 2021:

	2022	2021

Cash paid for interest	$1,378,000	$20,000

Non-cash investing and financing activities:
Termination of right of use lease asset	$-	$(744,000)
Termination of right of use lease liability	$-	$744,000
Debt conversion to equity	$840,000	$-
Shares issued for accrued bonus	$340,000	$-

12. Segment Information

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

Our segment structure presented below represents a change from the prior year for the inclusion of our Biotechnology, Securities, and Commercial Lending segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the year ended March 31, 2022 and 2021, as necessary, below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2022 and 2021 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2022	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,569,000	$129,000	$6,932,000	$-	$1,674,000	$-	$12,304,000
Depreciation and amortization	180,000	-	49,000	278,000	2,685,000	74,000	3,266,000
Interest expense	24,000	-	687,000	-	667,000	-	1,378,000
Stock based compensation	1,000	-	-	-	-	3,000	4,000
Impairment of goodwill	-	-	-	-	-	-	-
Net income (loss) from continuing operations	(42,000)	181,000	(4,486,000)	(616,000)	(2,508,000)	(1,480,000)	(8,951,000)
Capital expenditures	923,000	-	2,000	-	13,000	4,000	942,000
Identifiable assets	23,371,000	57,259,000	45,788,000	56,276,000	85,178,000	13,987,000	281,859,000

Three Months Ended March 31,2021	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,861,000	$-	$608,000	$-	$-	$-	$4,469,000
Depreciation and amortization	116,000	-	44,000	278,000	-	76,000	514,000
Interest expense	19,000	-	-	-	-	1,000	20,000
Stock based compensation	1,000	-	-	-	-	6,000	7,000
Impairment of goodwill	-	-	-			-	-
Net income (loss) from continuing operations	218,000	-	(1,799,000)	(698,000)	-	(1,783,000)	(4,062,000)
Capital expenditures	66,000	-	6,000	-	-	-	72,000
Identifiable assets	22,567,000	-	18,892,000	51,158,000	-	49,206,000	141,823,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended March 31, 2022
Packaging Printing and Fabrication	$3,516,000
Commercial and Security Printing	53,000
Total Printed Products	$3,569,000

Three months ended March 31, 2021
Packaging Printing and Fabrication	$3,720,000
Commercial and Security Printing	141,000
Total Printed Products	$3,861,000

Direct Marketing

Three months ended March 31, 2022
Direct Marketing Internet Sales	$6,932,000
Total Direct Marketing	$6,932,000

Three months ended March 31, 2021
Direct Marketing Internet Sales	$608,000
Total Direct Marketing	$608,000

Rental Income

Three months ended March 31, 2022
Rental income	$1,663,000
Total Rental Income	$1,663,000

Three months ended March 31, 2021
Rental income	$-
Total Rental Income	$-

Management Fee Income

Three months ended March 31, 2022
Management fee income	$11,000
Total Management fee income	$11,000

Three months ended March 31, 2021
Management fee income	$-
Total Management fee income	$-

Net Investment Income

Three months ended March 31, 2022
Net investment income	$129,000
Total Management fee income	$129,000

Three months ended March 31, 2021
Management fee income	$-
Total Management fee income	$-

13. Subsequent Events

On April 29, 2022, a purported shareholder of the Company filed a lawsuit in the New York Supreme Court in Monroe County (the “Complaint”) against the Company and members of the Company’s Board. In general, the Complaint alleges that the defendants breached their fiduciary duty to defendant with regards to the transactions described in proposals 1 and 2 in our definitive proxy statement.  The Company believes that the claims asserted in the above-described actions are without merit and that no supplemental disclosure is required under applicable law. However, in order to moot the unmeritorious disclosure claims, to avoid the risk of the above-described actions delaying or adversely affecting the transactions and to minimize the costs, risks and uncertainties inherent in litigation, without admitting any liability or wrongdoing, the Company has determined to voluntarily supplement its proxy statement. The plaintiff has withdrawn a request for hearing on their order to show cause to enjoin us from going forward on our proxy proposals 1 and 2.

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

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Direct Marketing, (4) Commercial Lending, (5) Securities and Investment Management, (6) Alternative Trading (7) Digital Transformation, (8) Secure Living, and (9) Alternative Energy. Each of these business lines are in different stages of development, growth, and income generation.

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Direct Marketing, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct Marketing’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. (4) Our Commercial Lending business division, driven by American Pacific Bancorp (“APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (5) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) Alternative Trading was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alt. Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). (7) Digital Transformation was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation. (8) The Secure Living division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing. (9) The Alternative Energy group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy.

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

On March 1, 2021, Decentralized Sharing Systems, Inc. (“Decentralized”) announced that it increased its investment in Sharing Services Global Corporation (“Sharing Services” or “SHRG”), a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note dated April 5, 2021. Decentralized’s financing was made as an investment that would help accelerate Sharing Services sales and growth, as well as international expansion, with the expectation that such capital reserves would help make Sharing Services a dominant player in the global marketplace over the next two years. It was reported that the new $30 million investment would have the potential to exponentially increase Sharing Services sales channels and substantially expand its product portfolio, and to position Sharing Services to capitalize on consolidation and roll up opportunities of other direct selling companies. In the joint announcement, Sharing Services reported that the additional funding would now allow it to accelerate its global expansion with a direct focus on the Asian markets, and specifically in countries such as South Korea, Japan, Hong Kong, China, Singapore, Taiwan, Thailand, Malaysia, and the Philippines. In accordance with the April 5, 2021, convertible promissory note, SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. As of and through June 30, 2020, the Company classified its investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, as detailed below, the Company obtained greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. During the quarter ended September 30, 2020, the Company began to account for its investment in SHRG using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations. Through a series of transactions, DSS increased its ownership of voting shares in SHRG to approximately 58% on December 23, 2021. The 58% ownership of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805 and began consolidating the financial results of SHRG as of December 31, 2021. On January 24, 2022, the Company exercised 50,000,000 warrants received as part of a consulting agreement with SHRG at the exercise price of $0.0001, bring its ownership percentage of voting shares to approximately 65%. The Company, via three (3) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Heng Fai Ambrose Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

On March 15, 2021, the Company, through one of its subsidiaries, DSS BioMedical International, Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. In addition, under the terms of the Agreement, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”) to acquire the Seller’s wholly owned subsidiary Impact Oncology PTE Ltd for the purchase price of $2,480,000 to effectively purchase ownership of 2,480,000 shares of common stock of Vivacitas. This agreement includes an option to purchase an additional 250,000 shares of common stock. As a result of these two transactions, which were closed on March 21, 2021, and March 29, 2021, respectively, the Company owns an approximate 15.7% equity position in Vivacitas. The Seller’s largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Company’s board of directors and its largest shareholder. On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1. The Company’s current equity position in Vivacitas approximates 16%.

On April 21, 2021, the Company announced its wholly owned subsidiary, Premier Packaging Corporation’s intentions to relocate from its current 48,000 square-foot manufacturing facility from Victor, NY to a new 105,000 square-foot facility in the Town of Henrietta, NY approximately 15 miles from its Victor location by the end of 2021. In connection with this relocation, Premier Packaging has entered into an agreement to sell its current Victor location and closed on the transaction in March 2022.

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

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 7). In accordance with Topic 805, the acquisition of the medical acquired has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. This property was appraised at approximately $7,150,000, of which $6,027,000 and $815,000 was allocated to the facility and land respectively. Also include in the value of the property is $308,000 of intangible assets with an estimated useful life of 11 years. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of March 31, 2022, no liability has been recorded for this earnout as management determined it is currently remote.

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

On April 7th, 2021, the Company entered into a transfer and assignment agreement (“RIA Agreement”) between DSS Securities, Inc. (“DSSS”) and AmericaFirst Capital Management, LLC (“Advisor”), a California limited liability company and the registered investment advisor (“RIA”) to all the funds within the AmericaFirst Quantitative Funds Trust (“Trust”). In September of 2021, with the approval of the Trust’s Board of Trustees and its shareholders, and with the consideration of $600,000 paid, DSSS became the new registered investment advisor to the Trust. Upon the completion of the transfer, the Trust was renamed to the DSS AmericaFirst Quantitative Trust. The DSS AmericaFirst Quantitative Trust is a Delaware business trust established in 2012. The Trust currently consists of 4 mutual funds managed by DSS Wealth Management, Inc.: The DSS AmericaFirst Income Trends Fund, DSS AmericaFirst Defensive Growth Fund, DSS AmericaFirst Risk-On Risk-Off Fund, and DSS AmericaFirst Large Cap Buyback Fund. The funds seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection. The DSS AmericaFirst Quantitative Funds is a suite of mutual funds managed by DSS Wealth Management, Inc. that will expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts and closed-end funds. We see substantial growth opportunities in each of these platforms as we are committed to building and expanding upon an experienced distribution infrastructure. For DSSS services rendered in its role as RIA, the Trust shall pay a fee for each fund calculated as a percentage of the average daily net assets. The $600,000 consideration given is recorded as an Other intangible asset, net on the Consolidated Balance Sheet at March 31, 2022. As the RIA Agreement has no defined period, this asset has been deemed an infinite life asset and no amortization has been taken.

On December 23, 2021, DSS purchased 50,000,000 shares at $0.06 per share of Sharing Services Global Corporation (“SHRG”) via a private placement. With this purchase, DSS increased its ownership of voting shares from approximately 47% of SHRG to approximately 58%. On January 24, 2022, the Company exercised 50,000,000 warrants received as part of a consulting agreement with SHRG at the exercise price of $0.0001, bring its ownership percentage of voting shares to approximately 65%. SHRG aims to build shareholder value by developing or acquiring businesses that increase the Company’s product and services portfolio, business competencies and geographic reach. Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the United States, Canada, and the Asia Pacific region using a direct selling business model. The Company markets its products and services through its independent sales force, using its proprietary websites, including: www.elevacity.com and www.thehappyco.com. The Company, headquartered in Plano, Texas, was incorporated in the State of Nevada on April 24, 2015, and is an emerging growth company. The Company’s Common Stock is traded, under the symbol “SHRG,” in the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc.

The five reporting segments are as follows:

Premier Packaging:

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

Securities and Investment Management: (“Securities”) Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, broker dealers, and mutual funds management. This business sector has already established the following business lines and associated products and services:

●	REIT Management Fund: In March 2020, DSS Securities formed AMRE (“American Medical REIT”) and its management company AAMI (“AMRE Asset Management, Inc.) Through AAMI/AMRE, a medical real estate investment trust, fulfills community needs for quality healthcare facilities while enabling care providers to allocate their capital to growth and investment in their contemporary clinical and critical care businesses. Urban and suburban communities are in need of modern healthcare facilities that provide a range of medical outpatient services. The funds ultimate product is an investor opportunity in a managed medical real estate investment trust.

●	Real Estate Title Services: Alset Title Company, Inc. provides buyers, sellers, and brokers alike confidence during big real estate transactions, not just in a transaction, but in the property itself. Through bundled services, Alset Title Company, Inc. provides it all from title searches and insurance to escrow agent assistance.

●	Sentinel: Sentinel primarily operates as a financial intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and accelerates the trajectory of the DSS digital securities business.

●	WestPark: WestPark, a company we hold a minority interest in, is a full-service investment banking and securities brokerage firm which serves the needs of both private and public companies worldwide, as well as individual and institutional investors.

●	BMI: BMI is a private investment bank specializing in corporate finance advising, raising equity, and venture services, providing a global “one-stop” corporate consultancy to listed companies. From corporate finance to professional valuation, corporate communications to event management, BMI services companies in the US, Hong Kong, Singapore, Taiwan, Japan, Canada, and Australia.

●	DSS AmericaFirst: DSS AmericaFirst is a suite of mutual funds managed by DSS Wealth Management. DSS AmericaFirst expects to expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts, and closed-end funds. DSS AmericaFirst currently consists of four mutual funds that seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection.

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

Results of operations for the three months ended March 31, 2022, as compared to the three months ended March31, 2021.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue

	Three months ended March 31, 2022	Three months ended March 31, 2021	% Change
Revenue
Printed products	$3,569,000	$3,861,000	-8%
Rental income	1,663,000	-	N/A
Management fee income	11,000	-	N/A
Net investment income	129,000	-	N/A
Direct marketing	6,932,000	608,000	1040%

Total Revenue	$12,304,000	$4,469,000	175%

For the three months ended March 31, 2022, total revenue increased 175% as compared to the three months ended March 31, 2021. Revenues from the sale of Printed products decreased 8% during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to manufacturing down time related to relocating Premier’s manufacturing plant during Q1 2022. Net investment income, Rental income and Management fee income, $129,000, $1,663,000 and $11,000 respectively, represent new revenue streams for the Company and are associated with our Securities and Commercial Lending business segments. The Company’s Direct Marketing revenues increased 1040% in 2022 as compared to 2021 due primarily to the increase sales in our Asian markets, and the inclusion of SHRG revenue for the period January 1, 2022, to March 31, 2022.

Costs and expenses

	Three months ended March 31, 2022	Months ended March 31, 2021	% Change
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	$5,443,000	$3,287,000	66%
Sales, general and administrative compensation	4,333,000	1,719,000	152%
Depreciation and amortization	3,266,000	514,000	535%
Professional fees	1,222,000	977,000	25%
Stock based compensation	4,000	60,000	-93%
Sales and marketing	3,861,000	630,000	513%
Rent and utilities	149,000	57,000	161%
Research and development	168,000	244,000	-31%
Other operating expenses	600,000	373,000	61%

Total costs and expenses	$19,046,000	$7,861,000	142%

Costs of revenue, exclusive of depreciation and amortization includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation and manufacturing facility costs. Costs of goods sold increased 66% for the three months ended March 31, 2022, respectively as compared to the same periods in 2021. This increase is driven primarily by an increase in manufacturing costs associated with the products sold as part of our Direct Marketing, and Packaging and Printing segments, in particular, increases in freight, paper, and overhead costs.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 152% during the three months ended March 31, 2022, as compared to the same periods in 2021, primarily due to additional head count associated with the inclusion of SHRG compensation costs for the three months ended March 31, 2022.

Depreciation and amortization include the depreciation of machinery and equipment used for production, depreciation of office equipment and building and leasehold improvements, amortization of software, and amortization of acquired intangible assets such as customer lists, trademarks, non-compete agreements and patents, and internally developed patent assets. Also included is the depreciation of the buildings acquired and amortization of intangible assets included in real estate acquisitions made by our REIT business line for the three months ended March 31, 2022, depreciation and amortization expense increased 535% as compared to the same periods in 2021 due primarily to the amortization on newly acquired intangibles assets, as well as the acquisition of several properties made by our REIT business line

Professional fees increased 25% during the three months ended March 31, 2022, as compared to the same periods in 2021, primarily due to an increase in legal fees associated with the direct marketing segment, and due diligence fees related to potential acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 93% during the three months ended March 31, 2022, as compared to the same periods in 2021, driven by the expiration of options awarded to employees no longer with the Company.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. The increased 513% during the three months ended March 31, 2022 as compared to the same periods in 2021, is a result of the commissions paid to brokers associated with the Company’s Direct Marketing segment, and in particular, the inclusion of SHRG financial results for the three months ended March 31, 2022.

Rent and utilities increased 161% during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to a new facility lease in Houston, Texas started during the first quarter of 2021.

Research and development costs decreased 31% during the three months ended March 31, 2022, as compared to the same period in 2021 are due to a decrease in such activities at our Impact Biomedical, Inc. subsidiary.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three months ended March 31, 2022, other operating expenses increased 61% as compared to the same period in 2021 due to increased software costs associated with enhancements to the Company’s ERP system as well as new software implement as part of the Company’s Direct Marketing segment and increased D&O insurance premiums.

Other Income (Expense)

	Three months ended March 31, 2022	Three months ended March 31,2021	% Change
Other Income (Expense)
Interest Income	$156,000	$52,000	200%
Interest Expense	(1,378,000)	(20,000)	6790%
Other Expense	(1,703,000)	-	N/A
Loss on investments	424,000	(1,077,000)	-139%
Loss on equity method investment	(112,000)	(579,000)	-81%
Gain on extinguishment of debt	-	116,000	-100%
Gain on sale of assets	405,000	-	N/A

Total other income	$(2,208,000)	$(1,508,000)	-46%

Interest income is recognized on the Company’s money markets, and notes receivable, identified in Note 3.

Other expense represents cost associated with the impairment of investments and notes receivables for SHRG approximating $1,637,000.

Interest expense increased 6790% during the three months ended March 31, 2022, as compared to the same period in 2021, due to increasing debt balances.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment. Also included are net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the three months ended March 31, 2022.

Gain on extinguishment of debt consists of funds received by AAMI in April 2020, by the SBA Paycheck Protection Program of $112,000. As of January 8, 2021, this note was forgiven in full.

Gain on sale of assets is driven by the Company’s gain on the sale of Premier’s manufacturing facility in Victor, NY, as well as other capital assets.

Net Loss

	Three months ended March 31, 2022	Three months ended March 31,2021	% Change

Loss from continuing operations	$(8,950,000)	$(4,062,000)	-120%

Income from discontinued operations, net of tax	-	50,000	100%
Net loss	$(8,950,000)	$(4,012,000)	-123%

For the three months ended March 31, 2022, and March 31, 2021, the Company recorded net loss from continuing operations of $8,950,000 and $4,012,000 respectively. The increase in net loss during the three months ended March 31, 2022, as compared to the same periods in 2021 primarily reflect the inclusion of the Company’s SHRG subsidiary in the first quarter 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of March 31, 2022 the Company had cash of approximately $53.8 million. As of March 31, 2022, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2021, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2022, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 which remained as of March 31, 2022, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2022, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 9 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2022, the Company entered into a stock purchase agreement with Alset EHome International, Inc. (the “January 25, 2022 SPA”), pursuant to which the Company agreed to issue to Alset EHome International, Inc. (“AEI”) up to 44,619,423 shares of the Company’s common stock (the “Shares”) for a purchase price of $0.3810 per share. On February 28, 2022, the Company entered into an Amendment to Stock Purchase Agreement, pursuant to which the Company and AEI agreed to amend certain terms of the January 25, 2022 SPA. Pursuant to the Amendment, the number of shares of the common stock of the Company that the AEI will purchase has been reduced from 44,619,423 to 3,986,877 shares for an aggregate purchase price of $1,519,000.

On January 18, 2022, the Company entered into a stock purchase agreement with AEI, pursuant to which AEI sold to the Company 100% of the shares of common stock of its wholly owned subsidiary True Partner International Limited (HK) (“TP”), and all of TP’s 62,122,908 ordinary shares of True Partner Capital Holding Limited, for a purchase price of 11,397,080 newly issued shares of the Company’s common stock. This agreement was terminated on February 25, 2022. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (the “True Partner Revised Stock Purchase Agreement”), pursuant to which AEI has agreed to sell a subsidiary holding 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 17,570,948 shares of common stock of the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

10.1	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International, Inc. dated as of January 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on January 19, 2022)

10.2	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International, Inc. dated as of January 18, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on January 19, 2022)

10.3	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International, Inc. dated as of January 25, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on January 25, 2022)

10.4	Assignment and Assumption Agreement by and between Alset International Limited and DSS, Inc. dated as of February 25, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on February 25, 2022)

10.5	Convertible Promissory Note executed by American Medical REIT Inc. in favor of Alset International Limited in the principal amount of $8,350,000.00 dated October 29, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on February 25, 2022)

10.6	Amendment to Stock Purchase Agreement made as of February 28, 2022 by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on March 1, 2022)

10.7	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International Inc. dated as of February 28, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on March 1, 2022)

10.8	Agreement to Terminate Stock Purchase Agreement between DSS, Inc. and Alset EHome International Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K, filed with the Commission on March 1, 2022)

10.9	Agreement to Terminate Stock Purchase Agreement between DSS, Inc. and Alset EHome International Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K, filed with the Commission on March 1, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSS, INC.

May 16, 2022	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

