Form 10-K/A
period 2021-12-31
DSS, INC.
filed 2022-08-17
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANITORY NOTE

DSS, Inc. (the “Company”) is filing this Form 10-K/A (“Form 10-K/A” or this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the year ended December 31, 2021 (the “Affected Period”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

The Company’s Premier Packaging subsidiary relocated to a new manufacturing and warehouse facility in March 2022 resulting in a consolidation of its warehousing function from its previous manufacturing facility and multiple third-party locations. Due to this relocation, Premier Packaging performed a physical count of its inventory as of June 30, 2022, which is in addition to its annual inventory physical count that took place beginning on December 30, 2021 and concluded on January 1, 2022 for inclusion in its December 31, 2021 financial statements. As a result of this count, abnormal adjustments from the physical count to the recorded values within the Company’s ERP system were identified. Upon further investigation, it was discovered that several unintentional errors were made when converting the inventory quantities into the unit of measure in the Company’s ERP system for inclusion in the December 31, 2021 financial statements. The resulting errors accumulated to an overstatement of Premier Packaging’s inventory by approximately $2,119,000 and its cost of revenue excluding depreciation and amortization to be understated by approximately $2,119,000. Management and the Audit Committee of the Company has concluded that restatement of its December 31, 2021 financial statements, filed on March 31, 2022, is required.

Effects of Restatement

See Note 2 to the Notes to audited financial statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A – Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A.

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

ITEM 3 - LEGAL PROCEEDINGS

As disclosed in Note 16 to the Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 16 relating to certain legal matters is incorporated herein by reference.

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

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 8). This property was appraised at approximately $7,150,000, of which $4,965,000 and $1,600,000 was allocated to the facility and land respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life of approximately 4 years. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of December 31, 2021, no liability has been recorded for this earnout as management determined it is currently remote. On November 4, 2021, AMRE LifeCare Portfolio, LLC. (“AMRE LifeCare”), a subsidiary of AMRE, acquired three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These facilities are tenanted and operated by LifeCare Hospitals, a specialty hospital operator with a focus on long-term acute and critical care. The medical facilities acquired by AMRE are currently under an 18-year lease with eleven years remaining and an option to renew for an additional five years. These facilities have a total capacity of 195 hospital beds spanning a gross floor area of approximately 320,000 square feet. This property was appraised at approximately $61,601,000, of which $33,600,000 and $12,100,000 was allocated to the facility and land respectively. Also include in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. On December 21, 2021, AMRE Winter Haven, LLC. (“AMRE Winter Haven”), a subsidiary of AMRE, acquired a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements respectively. Also include in the value of the property is $29,000 of intangible assets with an estimated useful life of approximating 5 years. All assets were allocated on a relative fair value basis.

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

Costs and Expenses

	Year ended December 31, 2021	Year ended December 31, 2020	% Change
	(as restated)
Cost of revenue, exclusive of depreciation and amortization	$14,390,000	$11,009,000	31%
Sales, general and administrative compensation	12,764,000	7,053,000	81%
Depreciation and amortization	4,322,000	1,068,000	305%
Professional fees	5,774,000	3,343,000	73%
Stock based compensation	46,000	163,000	-72%
Sales and marketing	3,579,000	2,700,000	33%
Rent and utilities	240,000	208,000	15%
Research and development	1,080,000	210,000	414%
Other operating expenses	1,608,000	1,040,000	55%

Total costs and expenses	$43,803,000	$26,794,000	63%

Costs of revenue, exclusive of depreciation and amortization includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Costs of revenue increased 31% in 2021 as compared to 2020, primarily due the increase price of labor, paper and other raw materials associated with our printing and packaging division as well as cost associated with direct marketing product manufacturing and procurement.

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

(Loss) gain from equity method investment represents the Company’s prorated portion of earnings for its investments accounted for under the equity method for the year ended December 31, 2021 and 2020. See Note 7.

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

For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 7 for further discussion on investments.

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

Acquisitions - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (“Topic 805”): Clarifying the Definition of a Business (“ASU 2017-01”). The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under this guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. See Note 8 regarding the acquisitions.

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

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held For Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations as Loss from Discontinued Operations. See Note 17.

On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc. (“DSS Digital”), the Company’s wholly owned subsidiary, which researched, developed, marketed, and sold the Company’s digital products worldwide. Based on the magnitude of DSS Digital’s historical revenue to the Company and because the Company has exited the brand authentication services, functional anti-counterfeiting technology and technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. See Note 17.

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

Accounting for Business Combinations – Impact BioMedical, Inc.

As described in Note 8 to the consolidated financial statements, the Company completed its acquisition of Impact BioMedical, Inc. from a related party during the year ended December 31, 2020 for consideration of approximately $38 million. In connection with this transaction, the Company evaluated whether this transaction qualified as a business combination, evaluated the classification of the preferred shares as either a liability or equity, determined the fair value of the consideration paid, determined the fair value of the separately identifiable assets acquired and liabilities assumed and reflected the excess of the consideration paid over net assets acquired as goodwill. In connection with this transaction a deferred tax liability was recorded resulting in the release of a previously recorded valuation allowance. The operations of this acquisition are considered to be a single reporting unit.

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

Valuation of Investments in Related Parties – Alset International, Inc. and Sharing Services Global Corp

As described in Note 7 to the consolidated financial statements, the Company has an equity investment in Alset International, Inc. (“Alset”), a related party, of approximately $6.8 million as of December 31, 2020, recorded as a marketable security with a readily determinable fair value. This investment was previously recorded at cost, less impairment. During the year ended December 31, 2020, the Company recorded unrealized gains associated with this investment of approximately $3.4 million. The Company also has an equity investment in Sharing Services Global Corp (“SHRG”), a related party, of approximately $12.2 million as of December 31, 2020, recorded as an equity method investment, as the Company has significant influence of SHRG. Prior to obtaining significant influence, the investment was accounted for as a marketable security with a readily determinable fair value. During the year ended December 31, 2020, the Company recorded unrealized gains associated with this investment of approximately $6.8 million, prior to gaining significant influence, and income of approximately $600,000 associated with the Company’s share of equity in SHRG. Further, the Company holds a warrant to purchase additional shares of SHRG amounting to approximately $1.1 million, which is accounted for as an investment in an equity instrument and recorded at fair value, resulting in approximately $350,000 of unrealized gains.

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

Rochester, NY

March 31, 2021, except for the effect of discontinued operations discussed in Note 17 to the consolidated financial statements and except for the retrospective application of changes to the Company’s reportable segments discussed in Note 19, as to which the date for each is March 31, 2022.

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

Emphasis of matter

As discussed in Note 2, the 2021 consolidated financial statements have been restated to correct an error related to inventory.

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

Business acquisition of American Pacific Bancorp and real estate asset acquisitions

As described in Note 8 to the consolidated financial statements, the Company completed the acquisition of American Pacific Bancorp. and the assets acquired and liabilities assumed were required to be recorded at fair value as of the acquisition date. Also described in Note 8, the Company completed acquisitions of real estate assets as each transaction was concentrated in a single identifiable asset or group of assets. The Company utilized third-party valuation specialists to assist in the preparation of these valuations. We identified the fair value determination of the acquired assets, liabilities assumed, and residual value of goodwill as well as the allocation of the real estate assets’ purchase price to be a critical audit matter.

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

Dallas, Texas

March 31, 2022 (except for the 2021 Restatement described in Note 2 and the effects thereof, as to which the date is August 17, 2022)

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2021	2020
	(as restated)

ASSETS
Current assets:
Cash and cash equivalents	$56,595,000	$5,183,000
Accounts receivable, net	5,673,000	3,589,000
Inventory	8,261,000	1,955,000
Assets held for sale - discontinued operations	-	531,000
Current portion of notes receivable	6,310,000	-
Prepaid expenses and other current assets	3,466,000	1,192,000
Total current assets	80,305,000	12,450,000

Property, plant and equipment, net	17,674,000	4,100,000
Investment in real estate, net	56,374,000	-
Other investments	11,001,000	1,788,000
Investment, equity method	1,080,000	12,234,000
Marketable securities	14,172,000	9,136,000
Notes receivable	5,878,000	537,000
Non-current assets held for sale - discontinued operations	-	790,000
Other assets	489,000	384,000
Right-of-use assets	498,000	182,000
Goodwill	56,606,000	26,862,000
Other intangible assets, net	38,630,000	23,456,000
Total assets	$282,707,000	$91,919,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,920,000	$1,457,000
Accrued expenses and deferred revenue	21,180,000	5,260,000
Other current liabilities	402,000	1,435,000
Current Liabilities held for sale - discontinued operations	-	275,000
Current portion of lease liability	393,000	167,000
Current portion of long-term debt, net	3,916,000	278,000
Total current liabilities	27,811,000	8,872,000

Long-term debt, net	55,711,000	1,976,000
Long term lease liability	120,000	15,000
Non-current liabilities held for sale - discontinued operations	-	505,000
Other long-term liabilities	880,000	507,000
Deferred tax liability, net	-	3,499,000

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, shares issued and outstanding (43,000 on December 31, 2020); Liquidation value $1,000 per share, $ aggregate. $43,000,000 on December 31, 2020).	-	1,000
Common stock, $.02 par value; 200,000,000 shares authorized, 79,745,886 shares issued and outstanding (5,836,000 on December 31, 2020)	1,594,000	116,000
Additional paid-in capital	294,685,000	174,380,000
Non-controlling interest in subsidiary	36,409,000	3,430,000
Accumulated deficit	(134,503,000)	(101,382,000)
Total stockholders’ equity	198,185,000	76,545,000

Total liabilities and stockholders’ equity	$282,707,000	$91,919,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended December 31,

	2021	2020
	(as restated)
Revenue:
Printed products	$15,539,000	$13,040,000
Rental income	1,203,000	-
Management fee income	24,000	-
Net investment income	250,000	-
Direct marketing	3,259,000	2,326,000
Total revenue	20,275,000	15,366,000

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	14,390,000	11,009,000
Selling, general and administrative (including stock-based compensation)	25,091,000	14,717,000
Depreciation and amortization	4,322,000	1,068,000
Total costs and expenses	43,803,000	26,794,000
Operating loss	(23,528,000)	(11,428,000)

Other income (expense):
Interest income	4,556,000	69,000
Other income	825,000	1,000
Interest expense	(196,000)	(183,000)
Gain on extinguishment of debt	116,000	622,000
(Loss)/gain on equity method investment	(9,939,000)	604,000
(Loss) gain on investments	(12,035,000)	10,609,000
Amortization of deferred financing costs and debt discount	-	(8,000)
(Loss) income from continuing operations before income taxes	(40,201,000)	286,000

Income tax loss	4,032,000	1,774,000
(Loss) income from continuing operations	(36,169,000)	2,060,000
Income (loss) from discontinued operations, net of tax	2,129,000	(641,000)
Net (loss) income	(34,040,000)	1,419,000

Loss from continuing operations attributed to noncontrolling interest	921,000	480,000

Net (loss) income attributable to common stockholders	(33,119,000)	1,899,000

Earnings per common share:
Basic	$(0.68)	$0.72
Diluted	$(0.68)	$0.42

Earnings per common share - discontinued operations:
Basic	$0.04	$(0.18)
Diluted	$0.04	$(0.11)

Shares used in computing loss (earnings) per common share:
Basic	51,525,746	3,548,421
Diluted	51,525,746	6,019,207

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2021	2020
	(as restated)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(36,169,000)	$2,060,000
Adjustments to reconcile net (loss) income from continuing operations to net cash used by operating activities:
Depreciation and amortization	4,322,000	1,068,000
Stock based compensation	78,000	156,000
(Loss)/gain on equity method investment	9,939,000	(604,000)
Loss (gain) on investments	12,035,000	(10,609,000)
Gain on extinguishment of debt	(116,000)	(622,000)
Deferred tax benefit	(4,032,000)	(1,774,000)
Decrease (increase) in assets:
Accounts receivable	(2,084,000)	(665,000)
Inventory	(6,306,000)	(705,000)
Prepaid expenses and other current assets	(2,274,000)	(509,000)
Other assets	1,216,000	264,000
Increase (decrease) in liabilities:
Accounts payable	463,000	(183,000)
Accrued expenses	15,920,000	4,291,000
Other liabilities	(2,004,000)	1,001,000
Net cash used by operating activities	(9,012,000)	(6,831,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,283,000)	(321,000)
Purchase of real estate	(56,794,000)	-
Purchase of investment	(4,130,000)	-
Purchase of marketable securities	(8,171,000)	(9,791,000)
Asset acquired with APB acquisition	3,356,000	-
Conversion of SHRG to consolidation	(12,225,000)	-
Note receivable investment	(11,651,000)	(574,000)
Purchase of intangible assets	(18,110,000)	-
Net cash used by investing activities	(122,008,000)	(10,686,000)

Cash flows from financing activities:
Payments of long-term debt	(1,950,000)	(304,000)
Borrowings of long-term debt	60,864,000	1,278,000
Payments of revolving lines of credit, net		(500,000)
Deferred financing fees	(1,425,000)	-
Issuances of common stock, net of issuance costs	121,736,000	20,195,000
Net cash provided by financing activities	179,225,000	20,669,000

Cash flows from discontinued operations:
Cash (used) provide by discontinued operations	207,000	636,000
Cash used by investing activities	3,000,000	876,000
Cash provided (used) by financing activities	-	(577,000)
Net cash used by discontinued operations	3,207,000	935,000

Net increase in cash	51,412,000	4,087,000
Cash and cash equivalents at beginning of year	5,183,000	1,096,000
Cash and cash equivalents at end of year	$56,595,000	$5,183,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling Interest in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subsidiary	Deficit	Total

Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$3,430,000	$(101,382,000)	$76,545,000

Issuance of common stock, net	67,340,000	1,347,000	-	-	120,433,000	-	-	121,780,000
Conversion of preferred stock	6,570,000	131,000	(43,000)	(1,000)	(130,000)	-	-	-
Stock based payments, net of tax effect	-	-	-	-	2,000	-	-	2,000
Acquisition of American Pacific Bancorp	-	-	-	-	-	33,097,000	-	33,097,000
Acquisition of Sharing Services Global Corporation	-	-	-	-	-	803,000	-	803,000
Net loss	-	-	-	-	-	(921,000)	(33,119,000)	(34,040,000)
Balance December 31, 2021 (as restated)	79,746,000	$1,594,000	-	$-	$294,685,000	$36,409,000	$(134,503,000)	$198,185,000

Balance, December 31, 2019	1,206,000	$24,000	-	-	$115,560,000	-	$(103,281,000)	$12,303,000

Issuance of common stock, net	3,434,000	68,000	-	-	20,127,000	-	-	20,195,000
Conversion of preferred stock	663,000	13,000	(4,000)	-	(13,000)	-	-	-
Stock based payments, net of tax effect	50,000	1,000	-	-	397,000	-	-	398,000
Acquisition of Impact Biomedical, Inc.	483,000	10,000	47,000	1,000	$38,309,000	3,911,000	-	42,231,000
Net (loss) income	-	-	-	-	-	(480,000)	1,899,000	1,419,000
Balance December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$3,430,000	$(101,382,000)	$76,545,000

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

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp, Inc. (“APB”), which provided for an investment of $40,000,200 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS became the majority owner of APB. (see Note 8).

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying financial statements for the year ended December 31, 2021, along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

The Company’s Premier Packaging subsidiary relocated to a new manufacturing and warehouse facility in March 2022 resulting in a consolidation of its warehousing function from its previous manufacturing facility and multiple third-party locations. Due to this relocation, Premier Packaging performed a physical count of its inventory as of June 30, 2022, which is in addition to its annual inventory physical count that took place beginning on December 30, 2021 and concluded on January 1, 2022 for inclusion in its December 31, 2021 financial statements. As a result of this count, abnormal adjustments from the physical count to the recorded values within the Company’s ERP system were identified. Upon further investigation, it was discovered that several unintentional errors were made when converting the inventory quantities into the unit of measure in the Company’s ERP system for inclusion in the December 31, 2021 financial statements. The resulting errors accumulated to an overstatement of Premier Packaging’s inventory by approximately $2,119,000 and its cost of revenue excluding depreciation and amortization to be understated by approximately $2,119,000. Management and the Audit Committee of the Company has concluded that restatement of its December 31, 2021 financial statements, filed on March 31, 2022, is required.

The following tables summarize the effect of the restatement on each financial statement line items as of the December 31, 2021

DSS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets as of December 31, 2021
Inventory	$10,380,000	$(2,119,000)	$8,261,000
Total current assets	82,424,000	(2,119,000)	80,305,000
Total assets	284,826,000	(2,119,000)	282,707,000
Accumulated deficit	(132,384,000)	(2,119,000)	(134,503,000)
Total stockholders’ equity	200,304,000	(2,119,000)	198,185,000
Total liabilities and stockholders’ equity	284,826,000	(2,119,000)	282,707,000
Consolidated Statements of Operations Income (Loss) for the year ended December 31, 2021
Cost of revenue, exclusive of depreciation and amortization	$12,271,000	$2,119,000	$14,390,000
Total costs and expenses	41,684,000	$2,119,000	43,803,000
Operating loss	(21,409,000)	$(2,119,000)	(23,528,000)
(Loss) income from continuing operations before income taxes	(38,082,000)	$(2,119,000)	(40,201,000)
(Loss) income from continuing operations	(34,050,000)	$(2,119,000)	(36,169,000)
Net (loss) income	(31,921,000)	$(2,119,000)	(34,040,000)
Net (loss) income attributable to common stockholders	(31,000,000)	$(2,119,000)	(33,119,000)
Basic earnings per share	(0.64)	(0.04)	(0.68)
Diluted earnings per share	(0.64)	(0.04)	(0.68)
Consolidated Statements of Cash Flows for the year ended December 31, 2021
Net (loss) income from continuing operations	$(34,050,000)	$(2,119,000)	$(36,169,000)
Inventory	(8,425,000)	2,119,000	$(6,306,000)
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2021
Net loss, accumulated deficit	$(31,000,000)	$(2,119,000)	$(33,119,000)
Accumulated deficit	(132,382,000)	$(2,119,000)	$(134,501,000)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 7 for further discussion on investments.

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

Acquisitions - In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (“Topic 805”): Clarifying the Definition of a Business (“ASU 2017-01”). The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under this guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. See Note 8 regarding the acquisitions.

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

Discontinued Operations – On April 20, 2020, the Company executed a nonbinding letter of intent with a perspective buyer for the sale of certain assets of its plastic printing business line, which it operated under Plastic Printing Professionals, Inc. (“DSS Plastics”), a wholly-owned subsidiary of the Company. That sale was consummated and closed on August 14, 2020. The remaining assets of DSS Plastics were either sold, separately disposed, or retained by other existing DSS businesses lines. Accordingly, the operations of DSS Plastics have been discontinued. Based on the magnitude of DSS Plastics’ historical revenue to the Company and because the Company has exited the production of laminated and surface printed cards, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 205—Discontinued Operations. The major classes of assets and liabilities of DSS Plastics are classified as Held for Sale – Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) as Loss from Discontinued Operations. See Note 17.

On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc. (“DSS Digital”), the Company’s wholly owned subsidiary, which researched, developed, marketed, and sold the Company’s digital products worldwide. Based on the magnitude of DSS Digital’s historical revenue to the Company and because the Company has exited the brand authentication services, functional anti-counterfeiting technology and technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. See Note 17.

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

NOTE 4 – INVENTORY

Inventory consisted of the following as of December 31:

	2021	2020
	(as restated)
Finished Goods	$7,745,000	$1,544,000
Work in Process	512,000	280,000
Raw Materials	392,000	131,000
	$8,649,000	$1,955,000
Less allowance for obsolescence	(388,000)	-
	$8,261,000	$1,955,000

NOTE 5 – NOTES RECEIVABLE

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

NOTE 6 – FINANCIAL INSTRUMENTS

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

NOTE 7 - INVESTMENTS

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

NOTE 8 – Acquisitions

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

Effective on March 3, 2020, the Company entered into a Promissory Note with AMRE, pursuant to which AMRE has issued the Company a promissory note for the principal amount of $800,000 (the “Note”). The Note matures on March 3, 2022 and accrues interest at the rate of 8.0% per annum and shall be payable in accordance with the terms set forth in the Note. Under the Note, AMRE may prepay or repay all or any portion of the Note at any time, without a premium or penalty. If not sooner prepaid, the entire unpaid principal balance of the Note including accrued interest will be due and payable in full on March 3, 2022. The Note also provides the Company an option to provide AMRE an additional $800,000 on the same terms and conditions as the Note, including the issuance of warrants as described below. As further incentive to enter into the Note, AMRE issued the Company warrants to purchase 160,000 shares of AMRE common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, subject to adjustment as set forth in the Warrants, and expire on March 3, 2024. Pursuant to the Warrants, if AMRE files a registration statement with the Securities and Exchange Commission for an initial public offering (“IPO”) of AMRE’s common stock and the IPO price per share offered to the public is less than $10.00 per share, the exercise price of the Warrants shall be adjusted downward to 50% of the IPO price. The Warrants also grants piggyback registration rights to the Company as set forth in the Warrants. As of December 31, 2021, this Note had outstanding principal and interest of approximately $914,000. Upon consolidation this Note is eliminated. AMRE entered into a $200,000 unsecured promissory note with LiquidValue Asset Management Pte Ltd (“LVAMPTE”). The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. See Note 12 for further details. LVAMPTE is majority owned subsidiary of Alset International Limited whose Chief Executive Office and largest shareholder is Heng Fai Ambrose Chan, the Chairman of the Board and largest shareholder of the Company.

On June 18, 2021, DSS Securities, entered into a stock purchase agreement with AMRE to acquire 264,525 Class A Common Shares of AMRE at a per share price of $10, for a total consideration of $2,645,250. The additional 264,525 Class A Common Shares acquired increases the Company’s total equity interest in AMRE to approximately 93%.

On June 18, 2021, AMRE Shelton, LLC. (“AMRE Shelton”), a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 12) for the purchase price of $7,150,000. In accordance with Topic 805, the acquisition of the medical facility has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land and tenant improvements respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life approximating 3 years. All assets were allocated on a relative fair value basis. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of December 31, 2021, no liability has been recorded for this earnout.

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

As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9,192,000 which represents primarily intangible assets in the form of a distributor lists and goodwill arising from acquisitions. These intangible assets have been valued at approximately $1,148,000 and $8,044,000, respectively. The intangible asset arising from the distributor list has a five-year useful life. The Company has recorded amortization of $57,000 and $287,000 for the three- and nine-months ended September 30, 2021, respectively, on the consolidated statement of operations. On April 5, 2021, a subsidiary of the Company entered into a convertible promissory note (“SHRG Note”) with SHRG (see Note 4). The Company loaned the principal sum of $30,000,000. Accordingly, in April 2021, the SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. In addition, the Company received 150,000,000 warrants both issued and vested on April 5, 2021. These warrants have an exercise price of $0.22 and expire April 5, 2026. As of the date of issuance the warrants the consideration paid allocated to the warrants amounted to approximately $14,957,000. The warrants are considered an equity investment that is recorded at fair value with gains and losses recorded through earnings.. As of September 30, 2021, the Company held 91,460,978 class A common shares equating to a 46.8% ownership interest in SHRG. On December 23, 2021, DSS purchased 50,000,000 shares at $0.06 per share via a private placement. With this purchase, DSS increased its ownership of voting shares from approximately 47% of SHRG to approximately 58%. The acquisition of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

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

NOTE 9 - PROPERTY PLANT AND EQUIPMENT

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

NOTE 10 - INTANGIBLE ASSETS

On January 24, 2020 and April 8, 2020, the Company foreclosed on two separate note receivables with RBC Life Sciences, Inc. during which the Company acquired $637,000 of intangible assets as settlement of the amounts owed. These assets are being amortized over their useful lives.

On August 21, 2020, the Company completed its acquisition of Impact BioMedical, (see Note 8) during which the Company, based on valuations performed, acquired $22,260,000 of developed technology assets. These assets were placed in service on January 1, 2021 and will be amortized over a 20-year useful life when placed in service.

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

NOTE 11 – ACCRUED EXPENSES AND DEFERRED REVENUE

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

NOTE 12 – SHORT TERM AND LONG-TERM DEBT

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

NOTE 13 - STOCKHOLDERS’ EQUITY

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

In connection with the Share Exchange for Impact BioMedical described in Note 8, on August 18, 2020, the Company filed a Certificate of Amendment of its Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of the Company, including 47,000 shares of Preferred Stock, with a par value of $0.02, of which 47,000 shares were designated Series A Preferred Stock. The Certificate of Amendment, the form of which was previously disclosed in a Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on July 14, 2020. As described in Note 8, this transaction is a related party transaction.

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

NOTE 14 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2021	2020
Currently payable:
Federal	$-	$-
State	-	5,000
Total currently payable	-	5,000
Deferred:
Federal	(5,336,000)	582,000
State	(779,000)	(22,000)
Foreign	(123,000)	(125,000)
Total deferred	(6,238,000)	435,000
Less: (decrease) increase in allowance	2,739,000	(2,215,000
Net deferred	(3,499,000)	(1,774,000)
Less: tax effect of discontinued operations	(533,000)	-
Total income tax benefit	$(4,032,000)	$(1,774,000)

Individual components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$14,452,000	$13,852,000
Unrealized loss on securities	2,598,000	-
Equity issued for services	189,000	192,000
Goodwill and other intangibles	21,000	0
Investment in pass-through entity	11,000	12,000
Deferred revenue	176,000	183,000
Operating Lease Liability	47,000	47,000
Other	620,000	605,000
Gross deferred tax assets	18,119,000	14,891,000

Deferred tax liabilities:
Goodwill and other intangibles	4,143,000	4,668,000
Unrealized gains	-	2,599,000
Right -of-use asset	47,000	47,000
Gross deferred tax liabilities	4,190,000	7,314,000

Less: valuation allowance	(13,929,000)	(11,076,000)

Net deferred tax liabilities	$-	$(3,499,000)

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

NOTE 15 - DEFINED CONTRIBUTION PENSION PLAN

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – DISCONTINUED OPERATIONS

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

The consideration paid to the Company under the Asset Purchase Agreement for the sale of the assets included a one-time cash payment of $683,000 and an additional contingent earn-out payment of an aggregate amount of up to $517,000 based on future quarterly gross revenue of the business to be conducted by the buyer with the sold assets. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable. As of December 31, 2020, the Company had recognized $390,000 of this earn out. No earnout was recognized during the year ended December 31, 2021. The net effect of all assets disposed of resulted in a net loss of $111,000 during the year ended December 31, 2020. These amounts are included in Loss from Discontinued Operations. Included in its Right-of-use assets is the lease of the Company’s facility in Brisbane, Ca. In April 2021, the Company terminated this lease with the landlord effective March 31, 2021, and therefore, wrote off the asset and corresponding liability associated with the lease at March 31, 2021. As of December 31, 2020, $744,000 was record as non-current asset held for sale – discontinued operations on the consolidated balance sheet. Also recorded was $240,000 of current liabilities held for sale – discontinued operations and $505,000 of non-current liabilities held for sale – discontinued operations. The Company has incurred $204,000 of cost associated with wind-down activities for the year ended December 31, 2021.

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

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 19 - SEGMENT INFORMATION

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

Approximate information concerning the Company’s operations by reportable segment for the years ended December 31, 2021, and 2020 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2021	Product Packaging (as restated)	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total (as restated)
Revenue	15,315,000	250,000	3,379,000	83,000	1,196,000	52,000	$20,275,000
Depreciation and amortization	612,000	-	461,000	1,113,000	1,833,000	303,000	4,322,000
Interest expense	62,000	-	2,000	1,000	114,000	17,000	196,000
Stock based compensation	3,000	-	-	-	-	43,000	46,000
Net income (loss) from continuing operations	710,000	(303,000)	(17,709,000)	(2,536,000)	(4,582,000)	(11,749,000)	(36,169,000)
Capital expenditures	4,296,000	-	9,798,000	-	56,794,000	189,000	71,077,000
Identifiable assets	23,575,000	32,964,000	50,659,000	56,425,000	64,701,000	54,383,000	282,707,000

Year Ended December 31,2020	Product Packaging	Commercial Lending	Direct	Biotechnology p	Securities	Corporate	Total
Revenue	$13,040,000	$-	$2,326,000	$-	$-	$-	$15,366,000
Depreciation and amortization	736,000	-	28,000	-	-	304,000	1,068,000
Interest expense	102,000	-	-	-	101,000	(20,000)	183,000
Stock based compensation	12,000	-	-	-	-	138,000	150,000
Income tax benefit	-	-	-	-	-	1,774,000	1,774,000
Net income (loss) from continuing operations	1,329,000	-	5,223,000	(440,000)	(1,066,000)	(2,986,000)	2,060,000
Capital expenditures	260,000	-	49,000	-	-	12,000	321,000
Identifiable assets	10,715,000	-	15,009,000	48,118,000	2,820,000	15,257,000	91,919,000

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

NOTE 20 – SUBSEQUENT EVENTS

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

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2021, and subsequently in 2022, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2022 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company has hired a Senior Accountant and Cost Accountant in 2022, and the Company is in the process of hiring a Controller as well as Manager of External Reporting. The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	The Company has adopted one ERP system to serve all business divisions to support its centralized accounting function.
●	Controls have been put into place to ensure there are proper segregations of duties within the cash function. The preparer of a check or wire is unable to sign or approve the same, whereas the signor or approver does not have the ability to prepare a check or wire.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	Procedures have been enhanced and count sheets modified to ensure accuracy of physical inventory counts.
●	All manual journal entries are reviewed by an independent person prior to inclusion in the financial statements.
●	Capital spend levels of approvals have been set to include the CEO, CFO, the executive team and the Board of Directors.
●	The Company has engaged an external, independent tax firm, to prepare its annual tax provision to ensure the proper processes, procedures, and controls are in place to adequately prepare and report upon its income tax position.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2021 and 2020:

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Frank D. Heuszel, Chief Executive Officer	2021	$260,000	-	-	-	-	-	40,587	$300,587
	2020	$171,346	112,498	-	-	-	-	26,005	$309,848
Jason T. Grady, Chief Operating Officer	2021	$204,038	200,000	-	-	-	-	29,100	$433,138
	2020	$207,692	112,498	-	-	-	-	17,056	$337,246
Todd D. Macko, Chief Financial Officer	2021	172,154	115,513					25,900	313,567
	2020	$155,769	67,499	11,000	-	-	-	11,890	$246,158
Robert B. Bzdick, President (3)	2020	$-	-	-	-	88,667	-	-	$88,667

(1)	Represents the total grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 12 to our financial statements for the year ended December 31, 2020 or December 31, 2021

(2)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.

(3)	Mr. Bzdick served as President of the Company and Chief Executive Officer of Premier Packaging Corporation, a wholly-owned subsidiary of the Company, until August 1, 2018.

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

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2021:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Current Directors
Frank D. Heuszel	$-	$-	$-	$-
Heng Fai Ambrose Chan	$-	$-	$7,276,031	$7,276,031
John “JT” Thatch	$29,900	$-	$-	$29,900
Sassuan (Samson) Lee	$22,900	$-	$-	$22,900
José Escudero	$20,800	$-	$-	$20,800
Wai Leung William Wu	$22,900	$-	$-	$22,900
Tung Moe Chan	$-	$-	$-	$-

(1)	Represents the total grant date fair value of stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our consolidated financial statements.
(2)	In connection with his employment contract as an officer of the Company, Mr. Chan received $7,276,031 as a performance bonus.

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

On August 21, 2020, the Company, completed its acquisition of Impact BioMedical, pursuant to a Share Exchange Agreement by and among the Company, DSS BioHealth, and related parties Alset Intl (formally Singapore eDevelopment Limited), and Global Biomedical Pte Ltd. (“GBM”) which was previously approved by the Company’s shareholders (the “Share Exchange”).Under the terms of the Share Exchange, the Company issued 483,334 shares of the Company’s common stock, par value $0.02 per share, nominally valued at $6.48 per share, and 46,868 newly issued shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a stated value of $46,868,000, or $1,000 per share, for a total consideration of $50 million (Note 13). Due to several factors, including a discount for illiquidity, the value of the Series A Preferred Stock was discounted from $46,868,000 to $35,187,000, thus reducing the final consideration given to approximately $38,319,000. Alset Intl CEO and largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Board and the largest shareholder of the Company.

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

DSS, INC.

August 17, 2022	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

August 17, 2022	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 17, 2022	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

August 17, 2022	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

August 17, 2022	By:	/s/ Jason Grady
Jason Grady Chief Operating Officer

August 17, 2022	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

August 17, 2022	By:	/s/ John “JT” Thatch
John Thatch Director

August 17, 2022	By:	/s/ José Escudero
José Escudero Director

August 17, 2022	By:	/s/ Sassuan (Samson) Lee
Sassuan Lee Director

August 17, 2022	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

August 17, 2022	By:	/s/ Wai Leung William Wu
William Wu Director

