Form 10-Q
period 2022-06-30
DSS, INC.
filed 2022-09-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 30, 2022 there were 139,017,172 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

As of

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$43,945,000	$56,595,000
Accounts receivable, net	6,133,000	5,673,000
Inventory	9,132,000	8,261,000
Current portion of notes receivable	13,440,000	6,310,000
Prepaid expenses and other current assets	2,159,000	3,466,000
Total current assets	74,809,000	80,305,000

Property, plant and equipment, net	16,003,000	17,674,000
Investment in real estate, net	56,016,000	56,374,000
Other investments	15,386,000	11,001,000
Investment, equity method	982,000	1,080,000
Marketable securities	17,224,000	14,172,000
Notes receivable	539,000	5,878,000
Other assets	801,000	489,000
Right-of-use assets	10,700,000	498,000
Goodwill	56,606,000	56,606,000
Other intangible assets, net	33,882,000	38,630,000
Total assets	$282,948,000	$282,707,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,112,000	$1,920,000
Accrued expenses and deferred revenue	11,451,000	21,180,000
Other current liabilities	402,000	402,000
Current portion of lease liability	1,032,000	393,000
Current portion of long-term debt, net	46,711,000	3,916,000
Total current liabilities	61,708,000	27,811,000

Long-term debt, net	19,567,000	55,711,000
Long term lease liability	9,603,000	120,000
Other long-term liabilities	507,000	880,000

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2021); Liquidation value $1,000 per share, zero aggregate on December 31, 2021.	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 100,080,047 shares issued and outstanding (79,745,886 on December 31, 2021)	2,001,000	1,594,000
Additional paid-in capital	302,017,000	294,685,000
Accumulated deficit	(147,203,000)	(134,503,000)
Total stockholders’ equity	156,815,000	161,776,000
Non-controlling interest in subsidiaries	34,748,000	36,409,000
Total stockholders’ equity attributed to DSS stockholders	191,563,000	198,185,000

Total liabilities and stockholders’ equity	$282,948,000	$282,707,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Printed products	$4,048,000	$3,376,000	$7,617,000	$7,237,000
Rental income	1,508,000	-	3,171,000	-
Net investment income	145,000	-	274,000	-
Direct marketing	6,070,000	809,000	13,002,000	1,416,000
Total revenue	11,771,000	4,185,000	24,064,000	8,653,000

Costs and expenses:
Cost of revenue	7,670,000	3,231,000	16,285,000	6,638,000
Selling, general and administrative (including stock based compensation)	15,283,000	8,009,000	25,639,000	12,461,000
Total costs and expenses	22,953,000	11,240,000	41,924,000	19,099,000
Operating loss	(11,182,000)	(7,055,000)	(17,860,000)	(10,446,000)

Other income (expense):
Interest income	139,000	1,485,000	295,000	1,537,000
Other income (expense)	2,344,000	250,000	576,000	250,000
Interest expense	(121,000)	(106,000)	(1,499,000)	(126,000)
Gain on extinguishment of debt	110,000	-	110,000	116,000
Loss on equity method investment	(99,000)	(332,000)	(211,000)	(911,000)
Gain (loss) on investments	3,399,000	(6,821,000)	3,823,000	(7,898,000)
Gain on sale of assets	-	-	405,000	-
Loss from continuing operations before income taxes	(5,410,000)	(12,579,000)	(14,361,000)	(17,478,000)

Income tax benefit	-	1,854,000	-	2,691,000
Loss from continuing operations	(5,410,000)	(10,725,000)	(14,361,000)	(14,787,000)
Income from discontinued operations, net of tax	-	2,079,000	-	2,129,000
Net loss	(5,410,000)	(8,646,000)	(14,361,000)	(12,658,000)

Loss from continuing operations attributed to noncontrolling interest	758,000	228,000	1,661,000	259,000

Net loss attributable to common stockholders	(4,652,000)	(8,418,000)	(12,700,000)	(12,399,000)

Loss per common share:
Basic	$(0.05)	$(0.30)	$(0.15)	$(0.53)
Diluted	$(0.05)	$(0.30)	$(0.15)	$(0.53)

Earnings per common share - discontinued operations:
Basic	$-	$0.06	$-	$0.08
Diluted	$-	$0.06	$-	$0.08

Shares used in computing loss per common share:
Basic	90,822,875	34,888,054	85,641,957	27,203,137
Diluted	90,822,875	34,888,054	85,641,957	27,203,137

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(14,361,000)	$(14,787,000)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	6,425,000	1,335,000
Gain on allowance for obsolescence of inventory	(280,000)	-
Stock based compensation	4,000	(15,000)
Loss on equity method investment	211,000	911,000
Loss (gain) on investments	(3,823,000)	7,898,000
Change in ROU assets and lease liabilities, net	(80,000)	-
Gain on extinguishment of debt	(110,000)	(116,000)
Deferred tax benefit	-	(2,693,000)
Accretion of debt discount, origination fee and prepaid interest	-	(1,698,000)
Gain on sale of assets	(405,000)	-
Impairment of notes receivable and other investments	1,745,000	-
Decrease (increase) in assets:
Accounts receivable	(460,000)	366,000
Inventory	(591,000)	(1,265,000)
Prepaid expenses and other current assets	1,307,000	(559,000)
Other assets	(312,000)	112,000
Increase (decrease) in liabilities:
Accounts payable	192,000	159,000
Accrued expenses	(3,036,000)	802,000
Other liabilities	(373,000)	(698,000)
Net cash used by operating activities	(13,947,000)	(10,248,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(976,000)	(1,263,000)
Purchase of real estate	(689,000)	(6,565,000)
Purchase of investment	-	(18,114,000)
Purchase of marketable securities	(4,805,000)	(8,789,000)
Disposal of property, plant and equipment	2,557,000	-
Purchase of equity investment	-	(400,000)
Sale of marketable securities	-	9,185,000
Issuance of new notes receivable	(3,362,000)	(18,799,000)
Payments received on notes receivable	863,000	-
Purchase of intangible assets	-	(585,000)
Net cash used by investing activities	(6,412,000)	(45,330,000)

Cash flows from financing activities:
Payments of long-term debt	(169,000)	(81,000)
Borrowings of long-term debt	6,360,000	6,328,000
Deferred financing fees	-	(186,000)
Issuances of common stock, net of issuance costs	1,518,000	106,772,000
Net cash provided by financing activities	7,709,000	112,833,000

Cash flows from discontinued operations:
Cash provided by discontinued operations	-	161,000
Cash provided by investing activities	-	3,046,000
Net cash used by discontinued operations	-	3,207,000

Net increase (decrease) in cash	(12,650,000)	60,462,000
Cash and cash equivalents at beginning of period	56,595,000	5,183,000
Cash and cash equivalents at end of period	$43,945,000	$65,645,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2021	79,746,000	$1,594,000	-	$-	$294,685,000	$(134,503,000)	$161,776,000	$36,409,000	$198,185,000
							-
Issuance of common stock, net of expenses	3,987,000	80,000	-	-	1,438,000	-	1,518,000	-	1,518,000
Conversion of debt to equity in subsidiary	-	-	-	-	-	-	-		-
Stock based payments	16,347,000	327,000	-	-	5,894,000	-	6,221,000	-	6,221,000
Net loss	-	-	-	-	-	(12,700,000)	(12,700,000)	(1,661,000)	(14,361,000)
Balance, June 30, 2022	100,080,000	$2,001,000	-	$-	$302,017,000	$(147,203,000)	$156,815,000	$34,748,000	$191,563,000

Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$(101,382,000)	$73,115,000	3,430,000	$76,545,000
							-		-
Issuance of common stock, net of expenses	55,184,000	1,104,000	-	-	105,712,000	-	106,816,000	-	106,816,000
Stock based payments	-	-	-	-	(15,000)	-	(15,000)	-	(15,000)
Conversion of preferred stock	6,570,000	131,000	(43,000)	(1,000)	(130,000)	-	-	-	-
Net loss	-	-	-	-	-	(12,399,000)	(12,399,000)	(259,000)	(12,658,000)
Balance, June 30, 2021	67,590,000	$1,351,000	-	$-	$279,947,000	$(113,781,000)	$167,517,000	$3,171,000	$170,688,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of June 30, 2022 and December 31, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and 10-K/A for the fiscal year ended December 31, 2021 (“Form 10-K”, “Form 10-K/A”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications - Certain amounts on the accompanying consolidated balance sheets for the year ended December 31, 2021, have been reclassified to conform to current period presentation, as have certain amounts for the three and six months ended June 30, 2021.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $108,000 and $388,000 associated with the inventory at our SHRG subsidiary was recorded as of June 30, 2022, and December 31, 2021, respectively. Write-downs and write-offs are charged to cost of revenue.

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

Acquisitions - Business combinations and non-controlling interests are recorded in accordance with FASB ASC 805 Business Combinations. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition and all acquisition costs are expensed as incurred. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. The application of business combination accounting requires the use of significant estimates and assumptions. See Note 5 regarding the acquisitions.

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

(Loss) Earnings Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three and six months ended June 30, 2022, potential dilutive instruments includes both warrants and options of 29,314 and 13,596 shares respectively. For the three and six months ended June 30, 2021, potential dilutive instruments includes both warrants and options of 29,314 and 13,596 shares respectively.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

During the six months ended June 30, 2022, two customers accounted for 12% and 4%, respectively, of our consolidated revenue. As of June 30, 2022, these two customers accounted for 24% and 5% of our consolidated trade accounts receivable balance. During the six months ended June 30, 2021, these two customers accounted for 33% and 12% of our consolidated revenue and 64% and 11% of our consolidated trade accounts receivable balance.

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

As of June 30, 2022, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At June 30, 2022, and December 31, 2021, the Company established a reserve for doubtful accounts of approximately $46,000 and $20,000 respectively. The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2022.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 13 for disaggregated revenue information.

3. Notes Receivable

Note 1

On October 15, 2020, APB entered into a loan agreement with (“Note 1”) with Borrower 1. Note 1, not to exceed the principal sum of $200,000, has an interest rate of 12%, and matures on October 15, 2022. The outstanding principal and interest as of June 30, 2022 and December 31, 2021, approximated $0 and $39,000, respectively and is classified as a Current portion of notes receivable on the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. The outstanding balance of $39,000 was converted to equity in Borrower 1.

Note 2

On February 8, 2021, the Company entered into a convertible promissory note (“Note 2”) with Borrower 2, a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from date of issuance. The outstanding principal and interest as of June 30, 2022 and December 31, 2021, approximated $0 and $829,000, respectively, and is classified as a Current portion of notes receivable on the Consolidated Balance Sheets at December 31, 2021. Borrower 2 repaid the principal and interest in full in April 2022.

Note 3

On February 21, 2021, Impact BioMedical, Inc. a subsidiary of the Company, entered into a promissory note (“Note 3”) with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until August 19, 2022, at which time all accrued interest and the entire remaining principal shall be due and payable in full. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of June 30, 2022, and December 31, 2021 approximated $205,000 and $197,000 respectively, and is classified in current notes receivable on the accompanying consolidated balance sheets.

Note 4, related party

On May 13, 2021, and later amended in April 2022, Sentinel Brokers, LLC, a subsidiary of the Company entered a revolving credit promissory note (“Note 4”) with Borrower 4, a company registered in the state of New York. The Note 4 has an aggregate principal balance up to $3,000,000, to be funded at request of Borrower 4. Note 4, which incurs interest at a rate of 6.65% is payable in areas until the principal is paid in full at the maturity date of May 13, 2023. As of June 30, 2022 and December 31, 2021, there was $1,660,000 and $0, respectively, and is included in current notes receivable on the accompanying consolidated balance sheet.

Note 5

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered into a convertible promissory note (“Note 5”) with Borrower 5, a company registered in the state of Texas. Note 5 has an aggregate principal balance up to $5,000,000, to be funded at request of Borrower 5. Note 5, which incurs interest at a rate of 6.5% due quarterly, has a maturity date of May 14, 2023. Note 5 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into new issued member units of Borrower 5 with the maximum principal amount equal to 18% of the total equity position of Borrower 5 at conversion. The outstanding principal and interest as of June 30, 2022 and December 31, 2021, approximated $5,248,000 and $5,081,000, respectively, which is included in current notes receivable on the accompanying consolidated balance sheet.

Note 6

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 6”) with Borrower 6, which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 4.15% per annum. Principal and interest are due in full on September 22, 2022. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The outstanding principal and interest of $3,612,000 and $3,540,000 of the Note 6 is included in current portion of notes receivable on the consolidated balance sheet at June 30, 2022 and December 31, 2021, respectively.

Note 7

On October 25, 2021, APB entered into loan agreement (“Note 7”) with Borrower 7, a company registered in the state of Utah. Note 7 has an initial aggregate principal balance up to $1,000,000, to be funded at request of Borrower 7, with an option to increase the maximum principal borrowing to $3,000,000. Note 7, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APB to convert the outstanding principal to a 10% membership interest. APB, as holder of Note 7, has the right to elect one member to the Board of Managers. The outstanding principal and interest of approximately $1,019,000 and $784,000 of the note is included in current portion of notes receivable on the consolidated balance sheet at June 30, 2022 and December 31, 2021, respectively.

Note 8

On June 13, 2019, APB extended the credit (“Note 8”) to an individiual (“Borrower 8”) in the form of a promissory note for $250,000, bearing interest at 15%, with a maturity date of May 15, 2020. On June 5, 2020, the Company further extended the same credit in the form of a promissory note for $250,000, bearing interest at 15%, with a maturity date of May 14, 2021. On August 30, 2021, the Company further extended the same credit in the form of a promissory note for $250,000, bearing interest at 12.5%, with a maturity date of May 15, 2023. The modification agreement is effective May 14, 2021. This promissory note is secured by a deed of trust on a tract of land, which is approximately 315 acres, and located in Coke County, Texas. The outstanding principal and interest of approximately $250,000 is included in current portion of Notes receivable on the consolidated balance sheet at June 30, 2022 and $260,000 is in included in Notes receivable at December 31, 2021.

Note 9, related party

On October 7, 2021, HWH World, Inc., a subsidiary of the Company entered into a revolving loan commitment (“Note 9”) with Borrower 9, a company registered in Taiwan. Note 9 has an principal balance of $52,000 and incurred no interest through the maturity date of December 31,2021. The outstanding principal at June 30, 2022 and December 31, 2021 is $58,000 and $52,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to extend the maturity date through April 2023.

Note 10

On December 28, 2021, APB entered into promissory note (“Note 10”) with Borrower 10, a company registered in the state of California. Note 10 has an principal balance of $700,000. Note 10, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. The outstanding principal and interest of $728,000 and $700,000 of Note 10 is included in current portion of notes receivable on the consolidated balance sheet at June 30, 2022.

Note 11

On January 24, 2022, APB and Borrower 10 entered into a promissory note (“Note 11”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at June 30, 2022 approximates $103,000, and is included in notes receivable on the accompanying consolidate balance sheet.

Note 12

On March 2, 2022, APB and Borrower 12, a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 12”). Under the terms of Note 12, APB at its discretion, may lend up to the principal sum of $892,500 with an interest rate of 8%, and matures in March 2024, with interest payable quarterly. The outstanding principal and interest at June 30, 2022 is $881,000, of which $446,000 is included in current notes receivable on the accompanying consolidated balance sheet.

Note 13

On May 9, 2022, DSS PureAir and Borrower 5 entered into a promissory note (“Note 13”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022 with the first two payment consisting of interest only. All unpaid principal and interest is due on February 9, 2023. The outstanding principal and interest at June 30, 2022 approximates $212,000, and is included in current portions of notes receivable on the accompanying consolidate balance sheet.

4. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of June 30, 2022, and December 31, 2021:

	2022
	Adjusted Cost	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Restricted Cash	Marketable Securities	Notes Receivable	Investments
Cash	$40,811,000	$40,811,000	$-	$40,811,000	$40,811,000	$-	$-	$-	$-
Level 1
Money Market Funds	$3,134,000	3,134,000		3,134,000	3,134,000	-	-	-	-
Marketable Securities	18,977,000	18,999,000	(1,775,000)	17,224,000	-	-	17,224,000	-	-
Level 2
Warrants		3,318,000	3,682,000	7,000,000	-	-	-	-	7,000,000
Convertible securities	-	1,023,000	1,135,000	2,158,000	-	-	-	-	2,158,000
Total	$62,922,000	$67,285,000	$3,042,000	$70,327,000	$43,945,000	$-	$17,224,000	$-	$9,158,000

	2021
	Adjusted Cost	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Restricted Cash	Marketable Securities	Investments
Cash	$50,286,000	$50,286,000	$-	$50,286,000	$50,286,000	$-	$-	$-
Level 1
Money Market Funds	6,309,000	$6,309,000	-	6,309,000	6,309,000	-	-	-
Marketable Securities	12,993,000	$12,993,000	1,544,000	14,537,000	-	-	14,537,000	-
Level 2
Warrants	3,318,000	$3,318,000	-	3,318,000	-	-	-	3,318,000
Convertible securities	1,023,000	$1,023,000	-	1,023,000	-	-	-	1,023,000
Total	$73,929,000	$73,929,000	$1,544,000	$75,473,000	$56,595,000	$-	$14,537,000	$4,341,000

The Company typically invests with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

5. Acquisitions

Sharing Services Global Corp. (“SHRG”)

As of and through June 30, 2020, the Company classified its investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, as detailed below, the Company obtained greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. During the quarter ended September 30, 2020, the Company began to account for its investment in SHRG using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations. Through a series of transactions, DSS increased its ownership of voting shares in SHRG to approximately 58% on December 23, 2021. The 58% ownership of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805 and began consolidating the financial results of SHRG as of December 31, 2021. As of December 31, 2021, SHRG had total current assets of $28,494,000 and total assets of $45,660,000. Also as of December 31, 2021 SHRG had total current liabilities of $10,418,000 and total liabilities of $22,463,000.

On January 24, 2022, the Company exercised 50,000,000 warrants received as part of a consulting agreement with SHRG at the exercise price of $0.0001, bring its ownership percentage of voting shares to approximately 65%. The acquisition of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. During the six months ended June 30, 2022, SHRG incurred $1,632,000 of losses of which, $702,000 is attributed to non-controlling interest.

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

6. Investments

Alset International Limited (formally Singapore eDevelopment Limited), related party

The Company owns 127,179,311 shares or approximately 7% of the outstanding shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2022, and December 31, 2021, was approximately $3,841,000 and $4,909,000 respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded unrealized loss on this investment of approximately $1,068,000 and $967,000, respectively.

West Park Capital, Inc.

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of December 31, 2021, this TBD Note had outstanding principal and interest of approximately $537,000 and was classified as Current portion of notes receivable on the consolidated balance sheet. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on June 30, 2022. The remaining $37,000 is included in gain (loss) on investments on the consolidated statement of operations at June 30, 2022.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended June 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the six months ended June 30, 2022, approximated $26,000.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

Alset Title Company

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. The Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the six months ended June 30, 2022.

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

Vivacitas Oncology, Inc.

On March 15, 2021, the Company, through one of its subsidiaries, entered into a Stock Purchase Agreement (the “Vivacitas Agreement #1”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. This option will terminate upon one of the following events: (i) Vivacitas’ board of directors cancels this option because it is no longer in the best interest of the Company; (ii) December 31, 2021; or (iii) the date on which Vivacitas receives more than $1.00 per share of the Company’s common stock in a private placement with gross proceeds of $500,000. Under the terms of the Vivacitas Agreement #1, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”), a related party, to purchase from the Seller’s its wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805. IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. The Sellers largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Company’s board of directors and its largest shareholder.

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

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to approximately 120,000 shares or 16% as of June 30, 2022. As of June 30, 2022, and December 31, 2021, the fair value of the Company’s investment in Vivacitas is not readily available, and therefore is recorded at cost in the amount of $4,100,000 and $4,035,000, respectively.

Sentinel Brokers Company, Inc.

On May 13, 2021, a Sentinel Brokers, LLC., subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. During the three months ended September 30, 2021, the Company contributed and additional $750,000 capital into Sentinel, increasing its total capital investment to $1,050,000 as of September 30, 2021. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel. The Company currently accounts for its investment in Sentinel using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of Sentinel’s earnings and losses within our consolidated statement of operations., as it currently owns 24.9% of Sentinel. The Company’s portion of net loss in Sentinel for the six months ended June 30, 2022 approximated $185,000

Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

Stemtech Corporation

In September 2021, the Company, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the Company an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-day period ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee. In November 2021, Globe Net Wireless Corp. changed its corporate name to Stemtech Corporation. In connection therewith, the investee’s common stock is now traded under the symbol “STEK”.

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. During the three months ended June 30, 2022, the Company recognized unrealized gains, before income tax, of $4,865,354 in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

MojiLife, LLC

In September 2021, SHRG entered into a Membership Unit Purchase Agreement pursuant to which the SHRG acquired a 30.75% equity interest in MojiLife, LLC, a limited liability company, organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products, such as cordless scent diffusers, for the home and the car, as well as proprietary home cleaning products and accessories. During the six months ended June 30, 2022, SHRG recognized an impairment of this investment approximating $1,537,000.

7. Short-Term and Long-Term Debt

DSS, Inc.

Promissory Notes - On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAMPTE, a related party. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As further incentive to enter into this Note, AMRE granted LVAMPTE warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). In March 2022, this debt was converted into equity in AMRE, and LVAMPTE exercised the warrants for $200,000 (see the consolidated statement of changes in stockholders’ equity) The holder is a related party owned by the Chairman of the Company’s board of directors.

On March 16, 2021, American Medical REIT, Inc. received loan proceeds in the amount of approximately $110,000 under the Paycheck Protection Program (“PPP”) with a fixed rate of 1% and a 60-month maturity term. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of December 31, 2021, the outstanding principal and interest approximated $111,000 is included in long-term debt, net on the consolidated balance sheet. During the three months ended June 30, 2022, the PPP loan was forgiven in full and recorded as a gain on extinguishment of debt on the accompanying consolidated statement of operations.

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan. As of June 30, 2022, and December 31, 2021, the outstanding principal on the BOA Note was $3,635,000 and $3,339,000, respectively and had an interest rate of 4.63%. The outstanding balance at December 31, 2021 is included in Long-term debt, net on the consolidated balance sheet. As of June 30, 2022, $424,000 was included in current portion of long-term debt, net, and the remaining balance of approximately $3,211,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annual. As of June 30, 2022, Premier is in compliance with these covenants.

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5 year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. This agreement contains certain covenants that are analyzed on an annual basis, starting December 31, 2021, of which, AMRE Shelton is in compliance as of June 30, 2022 The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site (See Note 5). Of the total financed, approximately $197,000 is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,668,000 recorded as long-term debt, net of $84,000 in deferred financing costs.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of June 30, 2022 and December 31, 2021, $3,048,000 and $3,000,000, respectively, is included in current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of three months. This loan was funded during March 2022. As of June 30, 2022 $3,000,000 is included in current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The maturity date of November 2, 2023, may be extended to November 2, 2024. As of December 31, 2021, the outstanding principal and interest of the LifeCare agreement approximates $39,448,000, net of deferred financing costs of $1,002,000. As of June 30, 2022, the outstanding principal and interested approximates $40,047,000 is included in current portion of long-term debt, on the consolidated balance sheet. At June 30, 2022, AMRE has not completed an audit of its December 31, 2021 financial result, and is in violation of this debt covenant. AMRE is seeking a waiver of this covenant from Pinnacle Bank.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on June 30, 2022.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. The Pinnacle Loan contains certain covenants that are to be tested annually. AMRE is currently seeking from Pinnacle, and believes it will obtain, a waiver on certain debt covenants. The outstanding principal and interest, net of debt issuance costs of $121,000, approximates $2,882,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at June 30, 2022.

Sharing Services Global Corporation

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $ 50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”), a related party. HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance f the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,635.62, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

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

8. Lease Liability

The Company has operating leases predominantly for operating facilities. As of June 30, 2022, the remaining lease terms on our operating leases range from less than one to twelve years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of June 30, 2022.

Future minimum lease payments as of June 30, 2022, are as follows:

Maturity of Lease Liability:

Totals
2022	539,000
2023	1,162,000
2024	875,000
2025	849,000
2026	870,000
2027	891,000
After	5,997,000
Total lease payments	11,185,000
Less: Imputed Interest	(550,000)
Present value of remaining lease payments	$10,635,000

Current	$1,032,000
Noncurrent	$9,603,000

Weighted-average remaining lease term (years)	11.5

Weighted-average discount rate	4.2%

In March of 2022, Premier Packaging began leasing its relocated manufacturing facilities to West Henrietta, New York. This lease contains an escalating payment clause, ranging from $61,000 per month to $78,000 per month, over the twelve year term of the lease.

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

License Agreement

On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of June 30, 2022, no liability has been recorded in relation to the Equivir License as development of the Equivir technology has not begun and no reasonable amount can be estimated.

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

On March 10, 2022, the Company issued 894,084 shares of common stock to Mr. Heng Fai Ambrose Chan pursuant to his employment agreement. These shares were issued in consideration of $340,000 due under this employment agreement.

On May 5, 2022, the Company issued 63,205 shares of common stock to Mr. Frank Heuszel, CEO of DSS, pursuant to his employment agreement. These shares were issued in consideration of $29,000 due under this employment agreement.

On May 25, 2022, the Company issued 15,389,995 shares of common stock to Mr. Heng Fai Ambrose Chan pursuant to his employment agreement. These shares were issued in consideration of $5,847,000 due under this employment agreement.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2022, the Company’s stock compensation approximated $6,221,000 or less than $.06 basic and diluted loss per share.

11. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six-months ended June 30, 2022, and 2021:

	2022	2021

Cash paid for interest	$5,395,000	$126,000

Non-cash investing and financing activities:
Termination of right of use lease asset	$-	$(744,000)
Termination of right of use lease liability	$-	$744,000
Shares received for loan origination fee	$-	$(3,000,000)
Shares received for prepaid loan interest	$-	$(2,440,000)
Right of use asset addition	$9,895,000	$-
Shares issued in lieu of bonus cash	$6,216,000	$-
Conversion of note receivable to equity	$500,000	$-

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

Our segment structure presented below represents a change from the prior year for the inclusion of our Biotechnology, Securities, and Commercial Lending segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the six and three months ended June 30, 2022 and 2021, as necessary, below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the six and three months ended June 30, 2022 and 2021 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2022	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,599,000	$831,000	$6,111,000	$94,000	$823,000	$313,000	$11,771,000
Depreciation and amortization	177,000	-	159,000	278,000	2,530,000	14,000	3,158,000
Interest expense	34,000	-	(321,000)	-	408,000	-	121,000
Interest income	1,000	-	2,000	91,000	34,000	11,000	139,000
Amortized debt discount	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-
Net income (loss) from continuing operations	365,000	25,000	892,000	(673,000)	(3,332,000)	(2,687,000)	(5,410,000)
Capital expenditures	254,000	-	12,000	-	2,000	1,000	269,000
Identifiable assets	26,688,000	52,416,000	52,267,000	56,524,000	85,436,000	9,617,000	282,948,000

Three Months Ended June 30,2021	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,376,000	$-	$809,000	$-	$-	$-	$4,185,000
Depreciation and amortization	191,000	-	274,000	278,000	-	74,000	817,000
Interest expense	19,000	-	2,000	1,000	67,000	17,000	106,000
Stock based compensation	1,000	-	-	-	-	(31,000)	(30,000)
Impairment of goodwill	-	-	-			-	-
Net income (loss) from continuing operations	65,000	-	(5,985,000)	(610,000)	(173,000)	(4,022,000)	(10,725,000)
Capital expenditures	1,202,000	-	-	-	6,565,000	(57,000)	7,710,000
Identifiable assets	29,463,000	-	44,772,000	53,717,000	10,939,000	52,270,000	191,161,000

Six Months Ended June 30, 2022	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$7,168,000	$960,000	$13,043,000	$94,000	$2,497,000	$302,000	$24,064,000
Depreciation and amortization	357,000	-	208,000	556,000	5,216,000	88,000	6,425,000
Interest expense	58,000	-	-	-	1,441,000	-	1,499,000
Stock based compensation	1,000	-	-	-	-	3,000	4,000
Income tax benefit	-	-	-	-	-	-	-
Net income (loss) from continuing operations	323,000	207,000	(3,472,000)	(1,289,000)	(5,838,000)	(4,292,000)	(14,361,000)
Capital expenditures	943,000	-	14,000	-	15,000	4,000	976,000
Identifiable assets	26,688,000	52,416,000	52,267,000	56,524,000	85,436,000	9,617,000	282,948,000

Six Months Ended June 30,2021	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$7,237,000	$-	$1,416,000	$-	$-	$-	$8,653,000
Depreciation and amortization	307,000	-	319,000	556,000	-	153,000	1,335,000
Interest expense	39,000	-	2,000	1,000	67,000	17,000	126,000
Stock based compensation	1,000	-	-	-	-	(16,000)	(15,000)
Income tax benefit	-	-	-	-	-	2,691,000	2,691,000
Net income (loss) from continuing operations	283,000	-	(7,785,000)	(1,308,000)	(231,000)	(5,746,000)	(14,787,000)
Capital expenditures	1,202,000	-	6,000	-	6,565,000	55,000	7,828,000
Identifiable assets	29,463,000	-	44,772,000	53,717,000	10,939,000	52,270,000	191,161,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Six months ended June 30, 2022
Packaging Printing and Fabrication	$7,468,000
Commercial and Security Printing	149,000
Total Printed Products	$7,617,000

Six months ended June 30, 2021
Packaging Printing and Fabrication	$7,056,000
Commercial and Security Printing	181,000
Total Printed Products	$7,237,000

Direct Marketing

Six months ended June 30, 2022
Direct Marketing Internet Sales	$13,002,000
Total Direct Marketing	$13,002,000

Six months ended June 30, 2021
Direct Marketing Internet Sales	$1,416,000
Total Direct Marketing	$1,416,000

Rental Income

Six months ended June 30, 2022
Rental income	$3,171,000
Total Rental Income	$3,171,000

Six months ended June 30, 2021
Rental income	$-
Total Rental Income	$-

Net Investment Income

Three months ended March 31, 2022
Net investment income	$274,000
Total Management fee income	$274,000

Three months ended March 31, 2021
Management fee income	$-
Total Management fee income	$-

13. Related Party Transactions

The Company owns 127,179,311 shares or approximately 7% of the outstanding shares of Alset International Limited (“Alset Intl”), formerly named Singapore eDevelopment Limited (“SED”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2022, and December 31, 2021, was approximately $3,841,000 and $4,909,000 respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded unrealized loss on this investment of approximately $1,068,000 and $967,000, respectively.

On March 2, 2020, AMRE entered into a $200,000 unsecured promissory note with LVAMPTE, a related party. The Note calls for interest to be paid annually on March 2 with interest fixed at 8.0%. As further incentive to enter into this Note, AMRE granted LVAMPTE warrants to purchase shares of common stock of AMRE (the “Warrants”). The amount of the warrants granted is the equivalent of the Note Principal divided by the Exercise Price. The Warrants are exercisable for four years and are exercisable at $5.00 per share (the “Exercise” Price). In March 2022, this debt was converted into equity in AMRE, and LVAMPTE exercised the warrants for $200,000 (see the consolidated statement of changes in stockholders’ equity) The holder is a related party owned by the Chairman of the Company’s board of directors.

On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”), a related party, to purchase from the Seller’s its wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805. IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. The Sellers largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Company’s board of directors and its largest shareholder.

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. The Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the six months ended June 30, 2022.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,000 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS owns approximately 53% of APB, and as a result its operating results will be included in the Company’s financial statements beginning September 9, 2021. The Company incurred approximately $36,000 in cost associated with the acquisition of APB which were recorded as general and administrative expenses. The acquisition of APB meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. During the six months ended June 30, 2022, APB had net income of $645,000, of which, $306,000 is attributable to non-controlling interest. The next largest shareholder of APB is Alset EHome International, Inc. (“AEI”). AEI’s Chairman and CEO, Heng Fai Ambrose Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company. The CEO of the Company, Mr. Frank D. Heuszel, also has an approximate 2% equity position of APB. APB and the company in which APB owns marketable securities share a common director.

On October 7, 2021, HWH World, Inc., a subsidiary of the Company entered into a revolving loan commitment (“Note 9”) with Borrower 9, a company registered in Taiwan. Note 9 has an principal balance of $52,000 and incurred no interest through the maturity date of December 31,2021. The outstanding principal at June 30, 2022 and December 31, 2021 is $58,000 and $52,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to extend the maturity date through April 2023.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of June 30, 2022 and December 31, 2021, $3,048,000 and $3,000,000, respectively, is included in current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of three months. This loan was funded during March 2022. As of June 30, 2022 $3,000,000 is included in current portion of long-term debt, net on the consolidated balance sheet.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on June 30, 2022.

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

On May 13, 2021, and later amended in April 2022, Sentinel Brokers, LLC, a subsidiary of the Company entered a revolving credit promissory note (“Note 4”) with Borrower 4, a company registered in the state of New York and related party. Note 4 has an aggregate principal balance up to $3,000,000, to be funded at request of Borrower 4. Note 4, which incurs interest at a rate of 6.65% is payable in areas until the principal is paid in full at the maturity date of May 13, 2023. As of June 30, 2022 and December 31, 2021, there was $1,660,000 and $0, respectively, outstanding on the, and is included in current notes receivable on the accompanying consolidated balance sheet.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $ 50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”), a related party. HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance f the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,635.62, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

14. Subsequent Events

On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International Limited (“Alset International”), a related party, to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued but unpaid interest of $367,400 through May 15, 2022. This transaction was finalized in July 2022.

On May 17, 2022, the shareholders of the Company approved the acquisition of 62,122,908 shares of True Partners Capital Holdings Limited (“True Partners”), a company publicly traded on the Hong Kong stock exchange in exchange for 17,570,948 shares of DSS stock. The True Partner shares were acquired from Alset EHome International, Inc. (“Alset EHome”), a related party. Mr. Heng Fai Ambrose Chan, our director and Executive Chairman, is also Chairman of the Board, Chief Executive Officer, and the largest beneficial owner of the outstanding shares of Alset EHome.  This transaction was completed with the transfer of DSS share to Alset EHome on July 1, 2022 with the issuance of DSS shares, which were valued at $0.34 per share, to Alset EHome.

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

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 7). In accordance with Topic 805, the acquisition of the medical acquired has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. This property was appraised at approximately $7,150,000, of which $6,027,000 and $815,000 was allocated to the facility and land respectively. Also include in the value of the property is $308,000 of intangible assets with an estimated useful life of 11 years. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of June 30, 2022, no liability has been recorded for this earnout as management determined it is currently remote.

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

On April 7th, 2021, the Company entered into a transfer and assignment agreement (“RIA Agreement”) between DSS Securities, Inc. (“DSSS”) and AmericaFirst Capital Management, LLC (“Advisor”), a California limited liability company and the registered investment advisor (“RIA”) to all the funds within the AmericaFirst Quantitative Funds Trust (“Trust”). In September of 2021, with the approval of the Trust’s Board of Trustees and its shareholders, and with the consideration of $600,000 paid, DSSS became the new registered investment advisor to the Trust. Upon the completion of the transfer, the Trust was renamed to the DSS AmericaFirst Quantitative Trust. The DSS AmericaFirst Quantitative Trust is a Delaware business trust established in 2012. The Trust currently consists of 4 mutual funds managed by DSS Wealth Management, Inc.: The DSS AmericaFirst Income Trends Fund, DSS AmericaFirst Defensive Growth Fund, DSS AmericaFirst Risk-On Risk-Off Fund, and DSS AmericaFirst Large Cap Buyback Fund. The funds seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection. The DSS AmericaFirst Quantitative Funds is a suite of mutual funds managed by DSS Wealth Management, Inc. that will expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts and closed-end funds. We see substantial growth opportunities in each of these platforms as we are committed to building and expanding upon an experienced distribution infrastructure. For DSSS services rendered in its role as RIA, the Trust shall pay a fee for each fund calculated as a percentage of the average daily net assets. The $600,000 consideration given is recorded as an Other intangible asset, net on the Consolidated Balance Sheet at June 30, 2022. As the RIA Agreement has no defined period, this asset has been deemed an infinite life asset and no amortization has been taken.

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

On May 17, 2022, the shareholders of the Company approved the acquisition of 62,122,908 shares of True Partners Capital Holdings Limited (“True Partners”), a company publicly traded on the Hong Kong stock exchange in exchange for 17,570,948 shares of DSS stock. The True Partner shares were acquired from Alset EHome International, Inc. (“Alset EHome”), a related party. Mr. Heng Fai Ambrose Chan, our director and Executive Chairman, is also Chairman of the Board, Chief Executive Officer, and the largest beneficial owner of the outstanding shares of Alset EHome.

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

Results of operations for the six and three months ended June 30, 2022, as compared to the six and three months ended June 30, 2021.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue

	Three months ended June 30, 2022	Three months ended June 30, 2021	% Change	Six months ended June 30, 2022	Six months ended June 30, 2021	% Change

Printed products	$4,048,000	$3,376,000	20%	$7,617,000	$7,237,000	5%
Rental income	1,508,000	-	N/A	3,171,000	-	N/A
Net investment income	166,000	-	N/A	295,000	-	N/A
Direct marketing	6,070,000	809,000	650%	13,002,000	1,416,000	818%

Total Revenue	$11,771,000	$4,185,000	181%	$24,064,000	$8,653,000	178%

For the three and six months ended June 30, 2022, total revenue increased 181% and 178% respectively, as compared to the three and six months ended June 30, 2021. Revenues from the sale of Printed products decreased 20% and 5% during the three and six months ended June 30, 2022, as compared to the same period in 2021, primarily due efforts to meet customer demands after manufacturing down time that occurred during Q1 2022 related to relocating Premier’s manufacturing plant during Q1 2022. Rental income, and Net investment income of $1,508,000, and $166,000 respectively, for the three months ended June 30, 2022 and $3,171,000, and $295,000, respectively for the six months ended June 30, 2022, represent new revenue streams for the Company and are associated with our Securities and Commercial Lending business segments. The Company’s Direct Marketing revenues increased 650% and 818% for the three and six months ended June 30, 2022 as compared to 2021 due primarily to the increase sales in our Asian markets, and the inclusion of SHRG revenue for the period January 1, 2022, to June 30, 2022.

Costs and expenses

	Three months ended June 30, 2022	Three months ended June 30, 2021	% Change	Six months ended June 30, 2022	Six months ended June 30, 2021	% Change

Cost of revenue, inclusive of depreciation and amortization	$7,670,000	$3,231,000	137%	$16,285,000	$6,638,000	145%
Sales, general and administrative compensation	8,995,000	5,241,000	72%	13,346,000	7,364,000	81%
Professional fees	2,275,000	1,235,000	84%	3,497,000	2,205,000	59%
Stock based compensation	-	(30,000)	-100%	4,000	(15,000)	-127%
Sales and marketing	2,981,000	896,000	233%	6,842,000	1,570,000	336%
Rent and utilities	188,000	75,000	151%	337,000	108,000	212%
Research and development	206,000	211,000	-2%	374,000	455,000	-18%
Other operating expenses	638,000	381,000	67%	1,239,000	774,000	60%

Total costs and expenses	$22,953,000	$11,240,000	104%	$41,924,000	$19,099,000	120%

Costs of revenue, inclusive of depreciation and amortization includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation, manufacturing facility costs and depreciation. Costs of goods sold increased 137% and 145% for the three and six months ended June 30, 2022, respectively as compared to the same periods in 2021. This increase is driven primarily by an increase in depreciation and amortization associated with assets acquired by our REIT line of business as well as increases in manufacturing costs associated with the products sold as part of our Direct Marketing, and Packaging and Printing segments, in particular, increases in freight, paper, and overhead costs.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 72% and 81% for the three and six months ended June 30, 2022 as compared to the same periods in 2021 primarily due to additional head count associated with the inclusion of SHRG compensation costs for the beginning on January 1, 2022.

Professional fees increased 84% and 59%, during the three and six months ended June 30, 2022, as compared to the same periods in 2021 respectively, primarily due to an increase in legal fees associated with the direct marketing segment, accounting fees, and due diligence fees related to potential acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 100% and 127% during the three and six months ended June 30, 2022, as compared to the same periods in 2021 respectively, driven by the expiration of options awarded to employees no longer with the Company.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing increased 233% and 336% during the three and six months ended June 30, 2022 as compared to the same periods in 2021 respectively, is a result of the commissions paid to brokers associated with the Company’s Direct Marketing segment, and in particular, the inclusion of SHRG financial results for the three and six months ended June 30, 2022.

Rent and utilities increased 151% and 212% during the three and six months ended June 30, 2022, as compared to the same period in 2021 respectively, primarily due to a new facility lease in Houston, Texas started during the first quarter of 2021 as well as Premier Packaging’s leased facility beginning in March 2022.

Research and development costs decreased 2% and 18% during the three and six months ended June 30, 2022, as compared to the same period in 2021 respectively, due to a decrease in such activities at our Impact Biomedical, Inc. subsidiary.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three and six months ended June 30, 2022, other operating expenses increased 67% and 60% as compared to the same period in 2021 respectively, due to increased software costs associated with enhancements to the Company’s ERP system as well as new software implement as part of the Company’s Direct Marketing segment and increased D&O insurance premiums.

Other Income (Expense)

	Three months ended June 30, 2022	Three months ended June 30, 2021	% Change	Six months ended June 30, 2022	Six months ended June 30, 2021	% Change

Interest Income	$139,000	$1,485,000	-91%	$295,000	$1,537,000	-81%
Interest Expense	(121,000)	(106,000)	14%	(1,499,000)	(126,000)	1090%
Other Income (expense)	2,344,000	250,000	838%	576,000	250,000	130%
Gain (loss) on investments	3,399,000	(6,821,000)	-150%	3,823,000	(7,898,000)	-148%
Loss on equity method investment	(99,000)	(332,000)	-70%	(211,000)	(911,000)	-77%
Gain/(Loss) on extinguishment of debt	110,000	-	N/A	110,000	116,000	-5%
Gain on disposal of operations, net of taxes	-	-	N/A	405,000	-	N/A

Total other income	$5,772,000	$(5,524,000)	204%	$3,499,000	$(7,032,000)	150%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4.

Other expense for the six months ended June 30, 2022 is driven by the impairment of investments and notes receivables for SHRG approximating $1,745,000.

Interest expense increased 14% and 1090% during the three and six months ended June 30, 2022, as compared to the same period in 2021, due to increasing debt balances, in particular within our REIT business line.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment. Also included are net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the three and six months ended June 30, 2022.

Gain on extinguishment of debt consists of funds received by AAMI in April 2020, by the SBA Paycheck Protection Program of $116,000. As of January 8, 2021, this note was forgiven in full. Also, during the three months ended June 30, 2022, SHRG’s $110,000 SBA Paycheck Protection Program was forgiven in full.

Gain on sale of assets is driven by the Company’s gain on the sale of Premier’s manufacturing facility in Victor, NY, as well as other capital assets.

Net Loss

	Three months ended June 30, 2022	Three months ended June 30, 2021	% Change	Six months ended June 30, 2022	Six months ended June 30, 2021	% Change

Loss from continuing operations	$(5,410,000)	$(10,725,000)	50%	$(14,361,000)	$(14,787,000)	3%

Income from discontinued operations, net of tax	-	2,079,000	100%	-	2,129,000	100%
Net loss	$(5,410,000)	$(8,646,000)	37%	$(14,361,000)	$(12,658,000)	-13%

For the three and six months ended June 30, 2022, the Company recorded net losses of $5,410,000 and $14,361,000, respectively as compared to net losses of $8,646,000 and $12,658,000, respectively for June 30, 2021. The decrease in net loss during the three and six months ended June 30, 2022, as compared to the same periods in 2021 primarily reflect the performance of Company investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of June 30, 2022 the Company had cash of approximately $42.4 million. As of June 30, 2022, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2021, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2022, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2021 which remained as of June 30, 2022, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has also concluded that our internal control over financial reporting was not effective. In connection with management’s assessment of our internal control over financial reporting described above, the following weakness have been identified in the Company’s internal control over financial reporting as of December 31, 2021: (1) the Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties over complex transactions, and (2) there was no systematic method of documenting that timely and complete monthly reconciliation and closing procedures take place.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2021, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2022, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation

3.2	Bylaws

10.1	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International, Inc. dated as of January 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on January 19, 2022)

10.2	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International, Inc. dated as of January 18, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on January 19, 2022)

10.3	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International, Inc. dated as of January 25, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on January 25, 2022)

10.4	Assignment and Assumption Agreement by and between Alset International Limited and DSS, Inc. dated as of February 25, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on February 25, 2022)

10.5	Convertible Promissory Note executed by American Medical REIT Inc. in favor of Alset International Limited in the principal amount of $8,350,000.00 dated October 29, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on February 25, 2022)

10.6	Amendment to Stock Purchase Agreement made as of February 28, 2022 by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on March 1, 2022)

10.7	Stock Purchase Agreement by and among DSS, Inc. and Alset EHome International Inc. dated as of February 28, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed with the Commission on March 1, 2022)

10.8	Agreement to Terminate Stock Purchase Agreement between DSS, Inc. and Alset EHome International Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K, filed with the Commission on March 1, 2022)

10.9	Agreement to Terminate Stock Purchase Agreement between DSS, Inc. and Alset EHome International Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K, filed with the Commission on March 1, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSS, INC.

September 14, 2022	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

September 14, 2022	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

