Form 10-K
period 2022-12-31
DSS, INC.
filed 2023-03-31
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2022 was $20,031,316.

The number of shares of the registrant’s common stock outstanding as of March 13, 2023, was 139,017,172.

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

Our divisions, their business lines, subsidiaries, and operating territories:

1.	Product Packaging: The Company’s consumer packaging and security printing business is led by its wholly owned subsidiary, Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market.

2.	Biotechnology: (“Biotech”) Biotechnology, a science-driven industry sector that uses living organisms and molecular biology to produce healthcare-related products, progressed on multiple fronts in 2021. This business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. We had a productive year including key patent awards, the advancement of key programs, the release of positive study results, and several projects now in global licensing discussions. Assets of this group are organized under the holding company, DSS BioHealth Security, Inc. Its subsidiaries are currently operating in Houston, TX and Rochester, NY. The group also has a research facility in Winter Haven, Florida.

3.	Direct Marketing: (“Direct”) Led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized” provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces). Direct specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. Our December 2021 investment in Sharing Services Global Corporation (“SHRG”) (OTCQB: SHRG) gave us controlling interest with nearly 65 percent ownership of the established direct selling business. The SHRG platform leverages the capabilities and expertise of various companies that market and sell products direct to the consumer and generated $22.1 million in revenue in the twelve months ended December 31, 2022. Currently, Direct and SHRG operate offices in USA, Canada, Hong Kong, Singapore, S. Korea, Australia, New Zealand, Malaysia, and Singapore. Additionally, through its subsidiaries, HWH World, Inc. (“HWH World”) and HWH Holdings, Inc., Decentralized Sharing Systems, Inc. provides an array of products and services via various direct to consumer models. We are continuously adding products and services to this business to enhance its portfolio of offerings and position its distribution team for continued growth and success. Our products and services allow the HWH World ecosystem to fulfill its corporate position of health, wealth, and happiness and helps its customers become the healthiest, happiest versions of themselves. Decentralized sharing systems’ mission is to become the leading direct sales platform for training, development, and empowerment of leaders on a global scale to achieve maximum human and economic potential.

4.	Commercial Lending: American Pacific Bancorp (“APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

5.	Securities and Investment Management: In 2022, DSS continued to invest in Liquid Value Asset Management Limited (“LVAM”), a DSS Financial Management Inc. subsidiary and fund management company domiciled in Hong Kong. LVAM’s algorithmic trading includes short- and long-term trades while offering the unique attribute of being able to liquidate the portfolio into cash within minutes under normal market conditions. LVAM is positioned as a prime vehicle for private and institutional investors seeking a highly liquid investment fund with extremely attractive risk adjusted returns relative to the volatility and unpredictability of the markets. We have also continued our strategic investments in three broker dealers; WestPark Capital, BMI Capital Investments, and Sentinel Brokers Company, Inc. Additionally, we have become the RIA for DSS AmericaFirst Quantitative Funds (DSS AmericaFirst) family. This group of businesses is led by its holding company, DSS Securities, Inc., (“DSS Securities”) and the group is currently headquartered in Houston, Texas, with operations in Chicago, Illinois, Sacramento, California, Los Angeles, California, and New York, NY. Also in this segment is the Company’s real estate investment trusts (“REITs”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. The REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. This group is headquartered in Houston, Texas.

6.	Alternative Trading: (“Alt. Trading”) This Division was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alt. Trading, in partnership with recognized global leaders in alternative trading systems, intends to obtain a broker-dealer license and launch an Alternative Trading System (“ATS”). The ATS, focusing on financial market inefficiencies, will utilize a blockchain based financial market infrastructure (‘FMI’) that will trade digital asset securities exempt from registration, or ‘private securities’. The digital FMI will allow for T+0 settlement, which USX believes can be used to attract liquidity. Th platform will generate trading liquidity for the ‘middle’ market – companies that are seeking to raise under $150M USD, can pursue private placements, which have lower compliance costs that public offerings. USX Holdings Company, Inc. (“USX”), a subsidiary of the DSS Blockchain, Inc., is a collaboration between the GSX Group, Coinstreet Partners and DSS, Inc. This collaboration is currently in the planning stages. The Alt. Trading division is currently headquartered in Houston, TX.

7.	Digital Transformation: (“Digital”) This Division was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation. Digital launched a few mobile applications for direct sales business integrating back office and social networking functions. Digital Transformation is currently headquartered in Hong Kong.

8.	Secure Living: (“Secure Living”) This Division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing. Secure Living is currently working with several land development partners throughout the U.S. to develop entire fully sustainable, healthy living single-family subdivisions. Secure Living is currently headquartered in Houston, Texas.

9.	Alternative Energy: (“Energy”) This group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy. In addition to solar farms, solar battery banks, and residential energy creation and storage, Alset Energy also identifies alternative energy opportunities for investment and development. Our goal is to be a powerful force in the mitigation of the negative effects of climate change by reducing air pollution and expanding access to clean energy for all, while contributing to global economic well-being. Alset Energy is currently headquartered in Houston, Texas and seeking market opportunities in the US sunbelt areas, but specifically in Texas, Arizona, New Mexico, and Florida.

2022 RECAP

The following is a summary of the DSS reported transactions and investments since January 2022 that reflect the active advancements and investments in these business lines:

On January 10, 2022, DSS announced its USX Holdings Company, Inc. (“USX Holdings”) subsidiary has engaged a leading blockchain, digital assets, and custody law practice in connection with its broker-dealer and alternative trading system (“ATS”) as it prepares to launch an innovative marketplace for trading digital assets based on actively traded U.S. equity securities. In addition to the ATS and broker-dealer registration, USX Holdings, in conjunction with its legal team, will file regulatory submissions and registration statements for digital assets to be traded on the proprietary trading platform. USX Holdings is also applying for money transmitter and virtual currency activity licenses in several states to offer trading in cryptocurrencies.

On January 11, 2022, Impact Biomedical, Inc., a wholly owned subsidiary of DSS, Inc, along with its scientific research partner Global Research and Discovery Group Sciences, (GRDG) announced today a project that is designed to take plastics in a whole new direction with the development of what we call Bio-plastics. Bio-plastics under development are designed to make everyday objects resistant to viruses, and also gentler to the planet.

On January 19, 2022, DSS announced that it entered into a stock purchase agreement (the “AIL Subscription Agreement”) on January 18, 2022, with its shareholder Alset EHome International Inc. (“AEI”), which at that time owned 15.24% of the Company’s outstanding shares of common stock, pursuant to which AEI sold to the Company 877,248,065 ordinary shares, no par value per share, of Alset International Limited for a purchase price of 59,979,582 newly issued shares of the Company’s common stock. On January 18, 2022, the Company entered into a stock purchase agreement (the “True Partners Subscription Agreement”) with AEI, pursuant to which AEI sold to the Company 100% of the shares of common stock of its wholly owned subsidiary True Partner International Limited (HK) (“TP”), and all of TP’s 62,122,908 ordinary shares of True Partner Capital Holding Limited (“True Partner”), for a purchase price of 11,397,080 newly issued shares of the Company’s common stock. The closings of these transactions were approved of the NYSE and the Company’s stockholders. Transaction details will be filed in an 8-K with the U.S. Securities and Exchange Commission.

On January 25, 2022, DSS announced that it entered into a stock purchase agreement with Alset EHome International, Inc. (“AEI”) pursuant to which the Company agreed to issue to up to 44,619,423 shares of the Company’s common stock (the “Shares”) for a purchase price of $0.3810 per share. If required by the rules and regulations of the NYSE American, LLC, the issuance of the shares will be subject to the approval of the Company’s shareholders.

On March 03, 2022, Impact Biomedical, Inc., a wholly owned subsidiary of DSS, Inc, along with its scientific research partner Global Research and Discovery Group Sciences, (“GRDG”) announced it had received a positive report regarding the potential international patentability of its proprietary compound Equivir to treat viral infections which has shown potential to limit the occurrence of, and reduce, the risk or severity of viral outbreaks.

On June 07, 2022, DSS announced that Global BioLife, Inc, a division of the Company’s wholly owned subsidiary Impact BioMedical, was granted a patent from the China National Intellectual Property Administration (“CNIPA”) for 3F™, a Functional Fragrance Formulation technology that is effective as a mosquito repellant through a fragrant compound derived from botanical oils. This complements the corresponding U.S. patent granted (U.S. 11,246,310). 3F™ is an extremely effective mosquito repellant. The repellant is believed to incapacitate two of the three receptors that mosquitoes use to find sources of nutrition. During the past year, Impact BioMedical has laid the groundwork for a future that is focused on scientifically tested, high-impact solutions to global problems that humans are facing from food preservation to antibiotics to creating new ways to develop medicines. Impact Biomedical and GRDG announced a U.S. patent (US 10,966,424) allowance for 3F™DB in June 2021.

On June 28, 2022, Impact Biomedical, Inc, along with its scientific research partner GRDG, announced that it signed a license agreement with ProPhase Labs, Inc. (NASDAQ: PRPH) for Equivir, which has shown potential as a treatment to limit the occurrence of or reduce the risk or severity of viral outbreaks. Since 2019 Equivir as a treatment against viral infections has received two U.S. patents and a positive patentability report opening the door for international patent possibilities. The composition is believed to work by potentially blocking the entry of a virus into host cells, which prevents infection and replication in those host cells. Equivir is a blend of FDA Generally Recognized as Safe (GRAS) eligible polyphenols. The composition is projected to come in capsule form and be taken much like a multivitamin.

On July 13, 2022, DSS announced the expansion of its Board of Directors with the appointment of two independent directors, Shui Yeung Frankie Wong, a 20-year veteran of public-company financial reporting, and Hiu Pan Joanne Wong, an investment manager with BMI Funds Management Ltd., the leading financial advisor in Hong Kong.

On July 21, 2022, DSS Inc, announced that Global BioLife, Inc, a subsidiary of the Company’s wholly owned subsidiary Impact BioMedical, Inc, executed a license agreement with ProPhase BioPharma, Inc, a subsidiary of ProPhase Labs, Inc, a rapidly growing and diversified diagnostics, genomics and biotech company, for Global BioLife’s Linebacker portfolio (LB-1 and LB-2), two patented small molecule PIM kinase inhibitors with significant potential across multiple therapeutic indications. LineBacker is anticipated to be effective in crossing the blood-brain barrier and would be delivered orally. Significant pre-clinical testing has been completed in neurology, anti-inflammatory, oncology, anti-infective, and viral disease states to demonstrate response to LineBacker.

On July 26, 2022, DSS Inc, announced that less than a year after successfully synthesizing its first Quantum-based compound, Impact Biomedical, Inc. and its research partner GRDG developed a Quantum antihistamine that could shift how medicine is administered while moving the pharmaceutical industry away from an impending patent cliff.

On October 19, 2022, GRDG, a scientific research partner of Impact BioMedical, Inc., a wholly owned subsidiary of DSS, Inc, announced that it will be the subject of a documentary film highlighting the passion, the search, and the cutting-edge discoveries that push the company behind a single-minded goal: creating a healthier world quickly and naturally. The documentary project comes on the heels of GRDG’s completion of Sombrero, a five-year multi-pronged project that yielded multiple patents and potentially billions of dollars in licensing opportunities.

STRATEGIC BUSINESS PLAN AND 2022 PROGRESSION

2022 was forecasted to be a breakout year for DSS. The DSS team delivered on this objective as the Company excelled under the first year of the rebranded DSS, Inc., driving strong top-line growth across our diverse business lines and fortifying our foundation for accelerated growth and value creation moving forward. The Company and team of employees around the world have achieved great progress, collectively and individually. This forward movement is a function of continual investments in our people, systems, and companies, in good and bad times, to build the Company’s capabilities.

Revenues, as of December 31, 2022, have more than doubled from the end of 2021, and the total assets, now at nearly $249 million, have grown more than 1,000%, up from under $20 million, since the start of transforming DSS just over three years ago in late 2019.

Importantly, the acquisition of new assets, whether entire businesses, new technologies, or other innovations, is an integral part of the unique development process the Company employs to create value and drive long-term growth.

Three-Stage Development for Exponential Growth

For each acquisition completed, subject to market and other restrictions, there is a three-stage development process applied to maximize value creation and provide the engine for growth through increased bandwidth, horsepower, and scale. The first stage of this process begins with the asset acquisition itself, where we identify and acquire the right vehicles and asset structures, as well as the organizations and people capable of building revenue and scaling operations. The second stage of our development process focuses on revenue generation, creating revenue streams, license streams, and other reoccurring, scalable revenue. We seek to build highly functional businesses during this stage of development, businesses that we transform into well-oiled machines built for efficiency and operational excellence. As evidenced by the revenue growth mentioned earlier, the Company has delivered well on this stage in 2022. And as we continue to grow revenue, we enter the third and final stage of development where the focus turns toward positive EBITDA and profitability driven by scale and efficiencies. While each of our business lines are in various stages of this development process, ultimately as we reach our internal goals and expectations and these businesses reach an optimal point for the most effective leverage, we intend to pursue IPOs that enable us to share our success with our shareholders. As a holder of DSS Common Stock, you will receive a dividend of four Impact BioMedical Shares for every share of DSS Common Stock you hold. Giving back to our shareholders in this way has been part of our vision since the beginning days of our transformation, and we could potentially see two or even three such IPOs over the next 12 months. We believe our decentralized sharing model, the culmination of our three-stage development process, is unique and will drive shareholder value as we distribute dividends from these potential IPOs, directly benefiting each of our shareholders.

New Capacity Added to Consumer Packaging Business

Our Premier Packaging Corporation, Inc. (“Premier”) subsidiary provides a clear example of the second stage of our development process as it began operations at its new 105,000 sq. ft. facility in Western New York in the first half of 2022. The increased production capacity at the new facility, which has enabled us to meet growing customer demand, was a key driver behind our nearly 15% year-over-year revenue growth for this segment in the most recently reported quarter.

For over 25 years, Premier has been a market leader in providing solutions for paperboard packaging from consumer retail packaging and heavy mailing envelopes, to sophisticated custom and sustainable folding cartons and complex three-dimensional direct to customer packaging solutions. Premier’s innovative products and design team delivers packaging that provides functionality, marketability, and sustainability, with its fiber-based packing solutions, providing an alternative to traditional plastic packaging.

Since 2019, we have accelerated the transformation of Premier’s operations, investing in state-of-the-art manufacturing equipment, people, and processes to increase its capacity, improve quality and delivery, and to ensure it has the resources to support its growing customer base and their evolving supply chain demands. Utilizing these investments, we design and manufacture folding cartons that attract the consumer’s attention when and where it matters most at the point of sale.

We will continue to add capabilities in key areas that increase operational efficiencies to strengthen Premier’s foundation and offerings while continuing to provide world-class service to our customers.

Licensing Agreements Add Value to Impact BioMedical Ahead of Planned IPO

Impact BioMedical, the cornerstone of our BioHealth group, continued to progress on multiple fronts in 2022, including promising early testing results on new bioplastics, strengthened intellectual property protections, and licensing agreements with ProPhase Biopharma, a wholly owned subsidiary of ProPhase Labs, Inc. (Nasdaq: PRPH), for its proprietary Linebacker and Equivir compounds. ProPhase Labs, a diversified diagnostic company with over three decades of enhancing wellness and improving health with OTC and prescription products, believes Impact BioMedical’s Linebacker compounds have multi-billion-dollar potential as cancer co-therapies and expects to commercialize Equivir as an OTC supplement in late 2023. Additionally, ProPhase BioPharma expects to file an IND with the US FDA for Equivir G as a prescription antiviral.

With a strengthened foundation now in place, we expect Impact BioMedical to provide us with the first opportunity to clearly demonstrate a core tenant of our vision – sharing our success with our shareholders. Although the uniqueness of our planned dividend strategy has required overcoming numerous regulatory challenges that have delayed the planned spinoff of Impact BioMedical, we anticipate we could receive the long-awaited approval to move forward with the first tranche of the dividend in early 2023.

Importantly, Impact BioMedical is just one of multiple assets we believe can have liquidity events in 2023 as we continue to diligently move our growing portfolio of businesses through our unique and strategic value creation process.

Double-Digit Portfolio Growth for American Medical REIT’s High-Quality Healthcare Assets

We’ve expanded our medical real estate operations to more than 380,000 sq. ft. of high-quality healthcare assets across the US, providing a formidable foundation for our operations as we seek to further accelerate growth and build long-term value for our shareholders.

This attractive business line operates as American Medical REIT (AMRE), a subsidiary of our DSS Securities division, and acquired its first properties in 2021. It’s now generating average yields of approximately eight percent, and we have a massive pipeline of opportunities to further grow AMRE in the quarters ahead.

While other areas within commercial real estate have been impacted by the ongoing effects from the pandemic and changing interest rate environments, medical real estate has demonstrated considerable resiliency and demand. We are in a great position to further pursue opportunities to expand our medical REIT business line as we continue to execute our strategic growth plans.

High-Quality Loan Portfolio Generating 10.6% Average Return

The expansion of our medical real estate holdings is in part supported by our banking and financing business line, primarily through our majority-owned American Pacific Bancorp, Inc. (“APB”) subsidiary. APB issued more than $40 million in new loans since our third quarter 2021 acquisition, assembling a diversified portfolio of strong credit quality that is generating an average 10.6% return. Looking ahead, as the Company prepares to file an S-1 for APB’s IPO, we expect to expand our managed loan portfolio, which earns 1.25% annually in service charges, to more than $63 million. Importantly, the equity portfolio as a bank holding company is anticipated to remain relatively stable, regardless of stock market fluctuations.

USX Holdings to Launch Innovative Marketplace for Trading Digital Assets

In the near-term, the Company anticipates new developments from the 70% ownership of USX Holdings Company Inc. (“USX Holdings”), a collaboration with GSX Group Limited, a global digital exchange ecosystem for the issuance, trading, and settlement of tokenized securities, and Coinstreet Partners, a global decentralized digital investment banking group and digital asset financial service firm.

The Company is taking the necessary steps to prepare USX Holdings to launch an innovative marketplace for trading digital ADRs based on US equity securities. The transformative potential of digital securities is extremely exciting, and the Company believes USX Holdings can be a major player in the space as it pursues the massive opportunity in the US for a secondary market in securities tokens.

USX Holdings is part of our larger securities business line. In addition to the investment made in USX Holdings in 2021, the Company also completed strategic investments in broker dealers WestPark Capital and Sentinel Brokers and formed Liquid Value Asset Management Limited, a proprietary algorithmic trading firm majority owned by our wholly owned subsidiary, DSS Financial Management, Inc. As the Company moves into 2023, the Company plans to add market making to our securities business line and to pursue additional initiatives to drive further strong growth.

DSS PureAir Positioned for Global Rollout

DSS expects the foundation laid for our DSS PureAir, Inc. (“DSS PureAir”) business, first launched in mid-2021, to gain significant new traction across the Asia Pacific region in the quarters ahead. The primary assets of DSS PureAir include the investment in the Celios air purification system, Puradigm air purification product distribution license, and an array of other healthcare-related product licenses. With a growing portfolio of solutions, this division will continue to generate sales for the innovative proactive air and surface purifications solutions through the Company’s expanding direct selling business.

Rapidly Expanding Direct Selling Business Line

The December 2021 investment in Sharing Services Global gave DSS controlling interest with nearly 59 percent ownership of the established direct selling business. The SHRG platform leverages the capabilities and expertise of various companies that market and sell products direct to the consumer and generated nearly $18.9 million in revenue for the twelve months ended December 31, 2022.

Key Upcoming Milestone for AmericaFirst Quantitative Funds

AmericaFirst Quantitative Funds, part of our Securities and Investment Management segment, continued to generate net asset inflows in 2022 despite the negative market environment, thanks to a combination of peer-group outperformance and great marketing by our team.

Looking Ahead

With operations around the world, DSS has a unique visibility of global economic conditions, and based on the view of the increasing likelihood of recession, the Company has shifted our near-term focus toward cost cutting initiatives and preserving cash while maintaining preparations for potential significant liquidity events in 2023. DSS will take advantage of the strong performing assets, and, alongside these efforts, will continue to apply the three-stage value creation process across the diversified portfolio of holdings.

Overall, the Company has tremendous confidence in the future of DSS, and believes the best days are ahead. The Company remains steadfastly committed to new value creation and has laid the necessary foundation for years of future success.

The successes the Company has experienced over the past year and the growth opportunities anticipated for 2023 and beyond have been made possible by the diligent efforts of the team and the support of the shareholders.

Reporting Operating Segments:

As we have reported above, we financially report business operating results on only five operating segments, which we believe will certainly increase and transition as the newer lines of business develop and mature. However, the five business segments that we are reporting on in 2022 are as follows:

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

Commercial Lending: (“Commercial Lending”) through its operating company, American Pacific Bancorp, Inc. (“APB”) provides an integrated suite of financial services for businesses that include commercial business lines of credit, land development financing, inventory financing, third party loan, servicing, and services that address the financial needs of the world Gig Economy. APB intends to continue to develop and expand its lending platform to serve the small to mid-size commercial borrower and to continue to acquire equity positions of commercial banks in the US to develop its lending network and to provide global banking services to clients worldwide, including servicing markets with limited access to traditional US banking services. APB’s target customers are businesses with annual revenues of $5 million to $50+ million, including manufacturers, wholesalers, retailers, distributors, importers, and service companies. APB has expertise in, and services tailored for, specific industries, including beverage, food and agribusiness, technology, healthcare, government, higher education, clean technology, and environmental services.

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

Securities and Investment Management: (“Securities”) Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, broker dealers, and mutual funds management. This business sector has already established the following business lines and associated products and services:

●	REIT Management Fund: In March 2020, DSS Securities formed AMRE (“American Medical REIT”) and its management company AAMI (“AMRE Asset Management, Inc.) Through AAMI/AMRE, a medical real estate investment trust, fulfills community needs for quality healthcare facilities while enabling care providers to allocate their capital to growth and investment in their contemporary clinical and critical care businesses. Urban and suburban communities are in need of modern healthcare facilities that provide a range of medical outpatient services. The funds ultimate product is an investor opportunity in a managed medical real estate investment trust.

●	Real Estate Title Services: Alset Title Company, Inc. provides buyers, sellers, and brokers alike confidence during big real estate transactions, not just in a transaction, but in the property itself. Through bundled services, Alset Title Company, Inc. provides it all from title searches and insurance to escrow agent assistance.

●	Sentinel: Sentinel primarily operates as a financial intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and accelerates the trajectory of the DSS digital securities business.

●	WestPark: WestPark is a full-service investment banking and securities brokerage firm which serves the needs of both private and public companies worldwide, as well as individual and institutional investors.

●	BMIC: BMIC is a private investment bank specializing in corporate finance advising, raising equity, and venture services, providing a global “one-stop” corporate consultancy to listed companies. From corporate finance to professional valuation, corporate communications to event management, BMIC services companies in the US, Hong Kong, Singapore, Taiwan, Japan, Canada, and Australia.

●	DSS AmericaFirst: DSS AmericaFirst is a suite of mutual funds managed by DSS Wealth Management. DSS AmericaFirst expects to expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts, and closed-end funds. DSS AmericaFirst currently consists of four mutual funds that seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection.

Direct Marketing: (“Direct”) Through its holding company, Decentralized Sharing Systems, Inc. and its subsidiaries and partners, including Sharing Services Global Corporation, this business line provides an array of products and services, through an independent contractor network.

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

Sharing Services Global Corporation (“Sharing Services”), a company incorporated in the State of Nevada on April 24, 2015, aims to build shareholder value by developing or acquiring businesses and technologies that increase its product and services portfolio, business competencies, and geographic reach. Sharing Services’ combined platform currently leverages the capabilities and expertise of various companies that market and sell products direct to the consumer through independent contractors. Its new shared service platform is designed to serve the direct selling “gig economy” sector by providing needed services (such as equity and inventory financing, advisory services, mobile application tools, merchant processing services, commercial insurance, and event planning) to smaller direct sales companies. Sharing Services, through its subsidiaries, currently markets and distributes its health and wellness and other products (such as its subscription-based travel services) in the U.S., Canada and Mexico using a direct selling business model. It intends to continue to grow its business both organically and by making strategic acquisitions from time to time of businesses and technologies that augment its product portfolio, complement its business competencies, and fit its growth strategy.

Intellectual Property

Patents

Related to our Impact BioMedical Division that maintains important key patents and patent applications that we will use as the foundation for foster product development and licensing. We currently have 5 patents with claims directed to compositions, the manufacture of, and/or the use of use and for some of our key products including compositions referred to as Linebacker, Equivir/Nemovir, Laetose, and 3F. Our intellectual property will enable us to be protected as we further these technologies and pave the road to commercialization.

We own patents with claims directed to covering semiconductors, light emitting diodes, and wireless peripheral technologies, respectively. We also have several patent applications in process, including provisional and Patent Cooperation Treaty (“PCT”) patent applications in various jurisdictions including the United States, Canada, and Europe. Our issued patents have remaining durations ranging from 1 to 16 years.

Trademarks

We have several trademarks related to our HWH, SHRG, Impact BioMedical, and DSS, Inc. businesses.

Websites:

The primary corporate website we maintain is www.dssworld.com.

American Medical REIT, Inc: http://www.americanmedreit.com
DSS AmericaFirst: https://www.afcm-quant.com

American Pacific Bancorp (“APB”): https://www.ampacbancorp.com
DSS PureAir, Inc.: https://dsspureair.com/
Premier Packaging: https://www.premiercustompkg.com
HWH (Health, Wealth & Happiness) Marketplace: https://www.hwhmarketplace.com

RBC Life International, Inc.: https://rbclife.com

SHRG: https://www.shrginc.com

Impact Biomedical: https://www.impactbiomedinc.com

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

Customers

Product Packaging: During 2022, one customer accounted for approximately 14% of our consolidated revenue. Customer diversification improvements have produced several new customers to our overall customer base and will continue to do so in 2023.

Commercial Lending: During 2022, American Pacific Bancorp, Inc. has issued a little over $3 million in new loans to customers with strong credit quality across a diverse portfolio of businesses. We anticipate another $10M+ of new commercial loans in the near term.

Direct Marketing: During 2022 our direct marketing companies HWH World, HWH World Holdings, SHRG, and its subsidiary, The Happy Co. continued to build their customer bases and brand recognition on a global basis. These businesses utilize person-to-person sales by independent representatives through direct communication and distribution to individual consumers and their networks. Mail, email, social media, influencers or affiliates, and texting campaigns are among the delivery systems used to communicate and sell to our thousands of customers.

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

Direct Marketing: Sources its products from 3rd party suppliers for nutritional, performance, and health and beauty product ingredients. We rely on our extensive supplier network for availability of an extensive range of vitamins, minerals, botanicals, plant and herb extracts, as well as nutritional supplements. We are expecting continue price pressure and supply chain issues into 2023 and have put significant risk mitigation strategies in place to avoid dramatic P&L effects based on this anticipated and continued volatility. The company passes any substantial increase of its raw materials or finished goods on to its customers to limit any significant margin impact.

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

Employees

As of December 31, 2022, all DSS, Inc. had 119 employees worldwide. We continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are in good standing.

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

LOOKING AHEAD IN 2023

We believe 2023 will be a successful year for DSS. Spurred by innovation, industry needs, and timely acquisitions, in 2023 we will focus on improving top line revenue and top line revenue diversification and profitability. Through our expertly cultivated processes and industry research, we can ensure the success of our projects across diverse sectors and business environments. The opportunities within our business lines and high-growth markets have unlimited potential, and our entities within these sectors are contemporary, scalable, and offer recurring revenue opportunities.

When we began executing on our current strategy of restructuring and recapitalization, the Company had approximately $16.2 million in assets and only a handful of struggling or undercapitalized businesses. In just three years, we divested underperforming assets, added eight distinct business lines, and grew assets to more than $249 million, which includes $19 million in cash as of our December 31, 2022 filing with the SEC. Today, we have approximately 40 subsidiaries operating across nine attractive market business lines, with five of those business lines now with significant operations and generating revenue.

We have been fortunate to have attracted tremendous talent to lead each of our business units. When building out our businesses, we look for established, industry leaders with long track records and the expertise to add meaningful value to our DSS ecosystem and create a foundation for success.

Our diverse book of clients and investments has given us strong competitive advantages globally in many industries; we intend to aggressively capitalize on these advantages moving forward. We believe the momentum of our success and ongoing evolution will continue to be unabated in 2023 we will create the catalyst for new value creation in the coming year and beyond.

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

As of December 31, 2022, we had approximately $30.7 million of net intangible assets. Approximately $20.0 million is associated with the acquisition of Impact Biomedical, Inc. The Company has completed valuations for certain developed technology assets acquired in the transaction as well the non-controlling interest portion of Impact BioMedical, Inc. and its subsidiaries. If licensing efforts are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period.

We have secured indebtedness, and a potential risk exists that we may be unable to satisfy our obligations to pay interest and principal thereon when due or negotiate acceptable extensions or settlements.

We have outstanding indebtedness (described below), most of which is secured by assets of various DSS subsidiaries and guaranteed by the Company. Given our history of operating losses and our cash position, there is a risk that we may not be able to repay indebtedness when due. If we were to default on any of our other indebtedness that require payments of cash to settle such default and we do not receive an extension or a waiver from the creditor and the creditor were to foreclose on the secured assets, it could have a material adverse effect on our business, financial condition, and operating results.

As of December 31, 2022, we had the following significant amounts of outstanding indebtedness:

●

Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. At closing, the interest rate shall be fixed for the duration of the Loan. As of December 31, 2022, and December 31, 2021, the outstanding principal on the BOA Note was $3,406,000 and $3,339,000, respectively and had an interest rate of 4.63%.

●	$4,839,000 remaining principal balance on loan agreement (“Shelton Agreement”) between AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, with Patriot Bank, N.A. (“Patriot Bank”). The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%, matures on July 1, 2031, and has a balloon payment due at term end.

●	$3,000,000 loan agreement with BMIC (“BMIC Loan”), between LVAM and BMIC with interest to be charged at a variable rate to be calculated at the maturity date. The BMIC Loan matured on October 12, 2022 and both parties agree based on the language of the loan documents that the loan will keep extending an additional 3 months until either party cancels the extension.

●	$40,193,000 remaining principal balance, net of deferred financing costs, loan agreement (“LifeCare Agreement”) between AMRE LifeCare Portfolio, LLC (“AMRE LifeCare”) a subsidiary of AMRE, and Pinnacle Bank (“Pinnacle”). The LifeCare Agreement has a variable interest rate that shall not fall below 4.28% and matures on November 2, 2023, but can be extended to November 2, 2024.

●	AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The outstanding principal and interest, approximates $2,952,000 at December 31, 2022.

Both the Shelton and LifeCare agreements contain various covenants which are tested annually as of December 31. For the year ended December 31, 2022, AMRE Shelton and LifeCare were in compliance with the annual covenants.

A significant amount of our revenue is derived by two customers.

As of December 31, 2021, two customers accounted for approximately 27% and 14% of our consolidated revenue and these two customers accounted for approximately 29% and 19% of our consolidated trade accounts receivable balance. As of December 31, 2022, two customers accounted for approximately 14% and 6% of our consolidated revenue and 36% and 17% of our trade accounts receivable balance. If we were to lose this customer or if the amount of business we do with this customer declines significantly, our business would be adversely affected.

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

Breaches in security, whether cyber or physical, and other disruptions and/or our inability to prevent or respond to such breaches, could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways.

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

As of March 13, 2023, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 59% of our outstanding shares of common stock. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. As such, these stockholders, acting together, could have the ability to exert influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by: delaying, deferring or preventing a change in corporate control; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate group and packaging division occupied a 40,000 square foot packaging and printing plant owned by the Company in Victor, New York, a suburb of Rochester, New York. This building was sold in March 2022. The corporate group and the packaging division then relocated to an approximate 105,000 square foot leased facility located at 275 Wiregrass Parkway, Henrietta, New York in March 2022. This lease expires twelve years and 3 months later. Base rents escalate from $61,000 per month in year one to $78,000 per month in year twelve. Our DSS Asia division leases a commercial office space in Hong Kong under a lease that expires August 31, 2023 for approximately $5,700 per month. Our Multilevel Marketing or Direct Selling division leases commercial office space in Irving, Texas under a lease that expires January 1, 2024 for approximately $12,000 per month. In March 2021, the Company leased approximately 3,800 sq. ft. in Houston for approximately $4,400 per month, Texas at 1400 Broadfield Blvd., Suite 100, for corporate offices and subsidiary expansion. In November 2021, the Company leased 2,279 sq. ft. in California for our securities business line for approximately $2,800 per month. We believe that our facilities are adequate for our current operations.

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

Holders of Record

As of March 13, 2023, we had 258 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2022 or 2021. We anticipate that we will retain any earnings and other cash resources for investment in our business. The payment of dividends on our common stock is subject to the discretion of our board of directors and will depend on our operations, financial position, financial requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant.

However, the Company has announced its decision to issue shares of Impact BioMedical, Inc., a wholly-owned subsidiary of the Company, to its shareholders of record at a to be determined record date that will correspond with the registration of Impact BioMedical’s common stock. The Company announced that it intended to issue four (4) shares of Impact BioMedical stock for each share of DSS common stock held by DSS shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, securities issued and securities available for future issuance under both our 2013 and 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plans”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	5,000	$43.50	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-
2021 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	3,513,130

Total	-	5,000	$43.50	3,513,130

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

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2022.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Except for the historical information contained herein, this report contains forward-looking statements (identified by words such as “estimate”, “project”, “anticipate”, “plan”, “expect”, “intend”, “believe”, “hope”, “strategy” and similar expressions), which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties, and factors, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

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

On February 8, 2021, DSS Securities announced that it entered into a joint venture (“JV”) with Coinstreet Partners (“Coinstreet”), a global decentralized digital investment banking group and digital asset financial service firm, and GSX Group (“GSX”), a global digital exchange ecosystem for the issuance, trading, and settlement of tokenized securities, using its proprietary blockchain solution. The JV intends to obtain a broker-dealer license and launch an Alternative Trading System (“ATS”). The ATS focusing on financial market inefficiencies, will utilize a blockchain based financial market infrastructure (‘FMI’) that will trade digital asset securities exempt from registration, or ‘private securities’. The digital FMI will allow for T+0 settlement, which USX believes can be used to attract liquidity. Th platform will generate trading liquidity for the ‘middle’ market – companies that are seeking to raise under $150M USD, can pursue private placements, which have lower compliance costs that public offerings. This JV is currently in the planning stages.

On February 25, 2021, DSS Securities announced its acquisition of an equity interest in WestPark Capital, Inc.(“WestPark”) and an investment in BMI Capital International LLC (“BMIC”). DSS Securities executed two separate transactions that were designed to grow the securities division by signing a binding note and stock exchange letter of intent to own 7.5% of the issued and outstanding shares of WestPark and acquiring 24.9% of BMIC through a purchase agreement. WestPark is a full-service investment banking and securities brokerage firm which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. BMIC is a private investment bank specializing in corporate finance advising, raising equity, and venture services, providing a global “one-stop” corporate consultancy to listed companies. From corporate finance to professional valuation, corporate communications to event management, BMIC services companies in the US, Hong Kong, Singapore, Taiwan, Japan, Canada, and Australia.

On May 13, 2021, Sentinel Brokers, LLC., a subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. Under the terms of this agreement, the Company has the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel. Sentinel LLC purchased this additional 50.1% in December 2022 and as of December 31, 2022 owns 75% of Sentinel Co.

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

On May 13, 2021, Sentinel Brokers, LLC. (“Sentinel LLC”), subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel Co.”), a company registered in the state of New York, and in December 2022, Sentinel LLC exercised this option to increase its equity position to 75%. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

On January 24, 2022, DSS entered into a business consulting agreement with Sharing Services Global Corporation (“SHRG”). As part of this agreement, 50,000,000 warrants were exercised increasing DSS equity position in SHRG to approximately 65%.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022 AND 2021

Revenue

	Year ended December 31, 2022	Year ended December 31, 2021	% Change
Revenue
Printed products	$17,973,000	$15,539,000	16%
Rental income	6,287,000	1,203,000	423%
Management fee income	134,000	24,000	458%
Net investment income	630,000	250,000	152%
Commission Revenue	294,000	-	N/A
Direct marketing	21,989,000	3,259,000	575%

Total Revenue	$47,307,000	$20,275,000	133%

Revenue - For the year ended December 31, 2022, revenue increased 133% to approximately $47.3 million as compared to revenues of approximately $20.3 million for the year ended December 31, 2021. Printed products sales, which include sales of packaging and printing products, increased 16% in 2022 as compared to 2021. The increases in sales were due primarily to the addition of several new customers during 2021 due to the impact of the COVID-19 pandemic on our competition as well as key customers returned to pre-pandemic numbers. Net investment income, Rental income and Management fee income, $630,000, $6,287,000 and $134,000 respectively, represent new revenue streams for the Company in 2021 and are associated with our Securities and Commercial Lending business segments. The Company’s Direct Marketing revenues increased 575% in 2022 as compared to 2021 due primarily to due to the inclusion of SHRG financial results beginning on January 1, 2022. Commission revenue, associated with our Securities and Investment Management business line, and in particular our subsidiary Sentinel Co., is a new addition to our revenue stream this year with $294,000.

Costs and Expenses

	Year ended December 31, 2022	Year ended December 31, 2021	% Change
Cost of revenue - printed products	$16,960,000	$16,824,000	30%
Cost of revenue - securities	8,995,000	2,227,000	304%
Cost of revenue – commercial lending	1,041,000	-	N/A
Cost of revenue – directing marketing	9,828,000	1,401,000	601%
Cost of revenue – other	639,000	109,000	486%
Sales, general and administrative compensation	26,787,000	12,764,000	110%
Professional fees	9,186,000	5,774,000	59%
Stock based compensation	4,000	46,000	-91%
Sales and marketing	11,275,000	3,579,000	215%
Rent and utilities	975,000	240,000	306%
Research and development	1,256,000	1,080,000	16%
Other operating expenses	4,048,000	3,496,000	16%

Total costs and expenses	$90,994,000	$43,803,000	108%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue increased 123% in 2022 as compared to 2021, primarily due to the inclusion of SHRG financial results beginning on January 1, 2022, as well as the increase price of labor, paper and other raw materials associated with our printing and packaging division as well as cost associated with direct marketing product manufacturing and procurement. Also, the Company recorded $1,041,000 of loan loss reserves associated with its notes receivable.

Sales, general and administrative compensation costs, increased 110% in 2022 as compared to 2021, primarily due to the inclusion of SHRG financial results beginning on January 1, 2022.

Professional fees increased 59% in 2022 as compared to 2021, primarily due to an increase in legal fees associated with the direct marketing division, due diligence fees, as well as costs associated with acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock-based compensation costs decreased 91% in 2022 as compared to 2021 due to the expiration of several warrants and options during 2022.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 215% during 2022 as compared to 2021, primarily due to increased direct marketing distributor commissions due to the inclusion of SHRG financial results beginning on January 1, 2022, as well as increased commissions incurred at our printing and packing division.

Rent and utilities increased 306% during 2022 as compared to 2021 due to a new lease in West Henrietta, NY.

Research and development costs consist primarily of third-party research costs and consulting costs. During the year ended December 31, 2022, Research and development costs increased 16% as compared to the same period in 2021 primarily due to increases in such activities at our Impact Biomedical, Inc. subsidiary.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, bad debt expense, insurance costs, and corporate travel. Other operating expenses increased 16% in 2022 as compared to 2021 primarily due to increased software costs associated with enhancements to the Company’s ERP system as well as new software implement as part of the Company’s Direct Marketing segment and increased D&O insurance costs.

Other Income and Expense

	Year ended December 31, 2022	Year ended December 31, 2021	% Change
Other Income (Expense)
Interest income	$629,000	$4,556,000	-86%
Interest expense	(2,910,000)	(196,000)	1385%
Dividend Income	159,000	-	N/A
Other income	3,602,000	825,000	337%
Loss on investments	(10,697,000)	(12,035,000)	11%
Gain (loss) from equity method investment	129,000	(9,939,000)	-101%
Impairment of fixed asset	(2,843,000)	-	N/A
Impairment of investment	(5,637,000)	-	N/A
Litigation loss	(8,750,000)	-	N/A
Gain on extinguishment of debt	110,000	116,000	-5%
Gain On disposal of operations, net of taxes	405,000	-	NA
Total other income	$(25,803,000)	$(16,673,000)	-55%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4.

Interest expense increased 1385% during the year ended December 31, 2022, as compared to the same period in 2021, due to increases in debt balances, in particular within our REIT business line.

Other income (expense) is driven by origination fees, and tax benefits at SHRG.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment. Also included are net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment.

Impairment of investments is driven by the Company impairment of its investment in Vivacitas approximately $4,100,000 as of December 31, 2022.

Gain (loss) from equity method investment represents the Company’s prorated portion of earnings for its investments accounted for under the equity method for the year ended December 31, 2022, and 2021.

Impairment of fixed asset is associated with the write down of fair value of SHRG’s Lindon, Utah property.

Litigation loss represents the Company’s cost to settle its litigation with Maiden Biosciences litigation, which was settled and the Court’s December 20, 2022 judgment was vacated, and the case was dismissed with prejudice (see Note 16).

Gain on extinguishment of debt is associated funds received by AAMI in 2020 and 2021 from the SBA Paycheck Protection Program of $110,000 and $116,000, respectively. These notes were forgiven in full during 2022 and 2021 repetitively.

Gain on sale of assets is driven by the Company’s gain on the sale of Premier’s manufacturing facility in Victor, NY, as well as other capital assets.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of December 31, 2022, the Company had cash of approximately $19.3 million. As of December 31, 2022, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financings.

Cash Flow from Operating Activities

Net cash used by operating activities was approximately $27.0 million for the year ended December 31, 2022 as compared to approximately $9.0 million for the year ended December 31, 2021. This increase is driven by an increase in net loss of continuing operations of approximately $69.7 million, as well as an increase in accounts receivable of $1.9 million offset by an increase in accounts payable of $4.0 million year over year.

Cash Flow from Investing Activities

Net cash used in investing activities was approximated $18.0 million for year ended December 31, 2022 as compared to approximately $122.0 million for the year ended December 31, 2021. During the year ended December 31, 2022, we purchased $2.3 million in property, plant, and equipment, $14.9 million of marketable securities, and issued $3.6 million in new notes receivable. In comparison, the Company purchased $71.1 million in property, plant, equipment and real estate for the twelve months ended December 31, 2021.

Cash Flow from Financing Activities

Net cash provided from financing activities was approximated $7.6 million for the year ended December 31, 2022 as compared to $179.2 million for the year ended December 31, 2021. During the year ended December 31, 2022, we borrowed $9.6 million of long-term debt as compared to $60.9 million during the year ended December 31, 2021. Also, the Company raised $122 million through new issuance of common stock during the year ended December 31, 2021.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $19.3 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $19.3 million in cash as of December 31, 2022, the Company believes it can continue as a going concern, during the twelve months ended December 31, 2021, due to its ability to generate operating cash through the sale of its $27.3 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $11.2 million through March 31, 2024. Also, our subsidiary Impact BioMedical is in the process of and IPO in which DSS will maintain a minimum of 55% ownership. Initial conversations with underwriters are providing an estimate of $30 - $50 million potential capital raise. This is expected to close early 3rd quarter 2023. Our subsidiary SHRG is in the process of up listing to NASDQ and conversations with the underwriter involved illustrate an approximate raise of $15 million dollars. Additionally, we are in negotiations with Pinnacle Bank to extend our note payable, approximating $40.2 million through November 2024.

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

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $19.3 million in aggregate cash, as of December 31, 2022, along with the $27.3 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $11.2 million through March 2024, would allow us to fund our nine business lines current and planned operations through March 2024. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2022 or 2021 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2021, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K for the year ended December 31, 2022.

Allowance For Loans and Lease Losses

On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.

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

Revenue

The Company recognizes its revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company recognizes rental income associated with its REIT, net of amortization of favorable/unfavorable lease terms relative to market and includes rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The Company recognizes net investment income from its investment banking line of business as interest owed to the Company occurs. The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of December 31, 2022, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are expensed as incurred. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods like those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DSS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DSS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DSS, Inc, and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Investments in real estate

As described in Note 9 to the consolidated financial statements, the Company owns real estate properties through their subsidiaries with a net book value of approximately $55,029,000. We identified the value of the real estate to be a critical audit matter.

The principal consideration for our determination of management’s assessment of impairment of the real estate as a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of impairment of the real estate properties, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included site valuations and various approaches such as cost, sales comparison, etc. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the real estate properties included the following, among others:

a)	We obtained management’s rollforward of investments in real estate from December 31, 2021, to December 31, 2022 and tested any material additions by vouching to invoices and contracts.
b)	We obtained third party valuations that assess the fair value of the properties from management.
c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist.
d)	We engaged a valuation firm to review the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third party valuation firm. We also assessed the qualifications and competence of the valuation firm.
e)	We compared the net book value of the real estate properties to the fair values of the properties per the third party valuations to determine that the carrying value is less than fair value and no impairment exists.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for these real estate properties included in Note 9.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DSS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSS, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 31, 2022

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2022

	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$19,290,000	$56,595,000
Accounts receivable, net	7,564,000	5,673,000
Inventory	7,721,000	8,261,000
Current portion of notes receivable	11,719,000	6,310,000
Prepaid expenses and other current assets	1,700,000	3,466,000
Total current assets	47,994,000	80,305,000

Property, plant and equipment, net	13,391,000	17,674,000
Investment in real estate, net	55,029,000	56,374,000
Other investments	1,534,000	11,001,000
Investment, equity method	162,000	1,080,000
Marketable securities	27,307,000	14,172,000
Notes receivable	922,000	5,878,000
Other assets	2,699,000	489,000
Right-of-use assets	8,219,000	498,000
Goodwill	60,919,000	56,606,000
Other intangible assets, net	30,740,000	38,630,000
Total assets	$248,916,000	$282,707,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,914,000	$1,920,000
Accrued expenses and deferred revenue	19,341,000	21,180,000
Other current liabilities	447,000	402,000
Current portion of lease liability	796,000	393,000
Current portion of long-term debt, net	47,161,000	3,916,000
Total current liabilities	73,689,000	27,811,000

Long-term debt, net	10,181,000	55,711,000
Long term lease liability	7,820,000	120,000
Other long-term liabilities	507,000	880,000
Deferred tax liability, net	38,000	-

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2021); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2021).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 139,017,172 shares issued and outstanding (79,745,886 on December 31, 2021)	2,779,000	1,594,000
Additional paid-in capital	317,126,000	294,685,000
Accumulated deficit	(194,343,000)	(134,503,000)
Total DSS stockholders’ equity	125,562,000	161,776,000
Non-controlling interest in subsidiary	31,119,000	36,409,000
Total stockholders’ equity	156,681,000	198,185,000

Total liabilities and stockholders’ equity	$248,916,000	$282,707,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2022	2021

Revenue:
Printed products	$17,973,000	$15,539,000
Rental income	6,287,000	1,203,000
Management fee income	134,000	24,000
Net investment income	630,000	250,000
Direct marketing	21,989,000	3,259,000
Commission revenue	294,000	-
Total revenue	47,307,000	20,275,000

Costs and expenses:
Cost of revenue	37,463,000	16,824,000
Selling, general and administrative (including stock-based compensation)	53,531,000	26,979,000
Total costs and expenses	90,994,000	43,803,000
Operating loss	(43,687,000)	(23,528,000)

Other income (expense):
Interest income	629,000	4,556,000
Dividend Income	159,000	-
Other income	3,602,000	825,000
Interest expense	(2,910,000)	(196,000)
Litigation Loss	(8,750,000)	-
Gain on extinguishment of debt	110,000	116,000
Gain/ (loss) on equity method investment	129,000	(9,936,000)
Loss on investments	(10,697,000)	(12,035,000)
Impairment of investment	(5,637,000)	-
Impairment of fixed asset	(2,843,000)	-
Gain on Sale of Assets	405,000	-
Loss from continuing operations before income taxes	(69,490,000)	(40,201,000)

Income tax (loss) benefit	(172,000)	4,032,000
Loss from continuing operations	(69,662,000)	(36,169,000)
Income (loss) from discontinued operations, net of tax	-	2,129,000
Net loss	(69,662,000)	(34,040,000)

Loss from continuing operations attributed to noncontrolling interest	9,822,000	921,000

Net loss attributable to common stockholders	(59,840,000)	(33,119,000)

Loss per common share:
Basic	$(0.54)	$(0.68)
Diluted	$(0.54)	$(0.68)

Earnings per common share - discontinued operations:
Basic	$-	$0.04
Diluted	$-	$0.04

Shares used in computing loss (earnings) per common share:
Basic	111,622,114	51,525,746
Diluted	111,622,114	51,525,746

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(69,662,000)	$(36,169,000)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	12,925,000	4,322,000
Stock based compensation	4,000	78,000
(Gain)/loss on equity method investment	(129,000)	9,939,000
Loss on investments	13,386,000	12,035,000
Change in ROU assets	(7,721,000)	-
Change in ROU liabilities	8,103,000	-
Gain on extinguishment of debt	(110,000)	(116,000)
Deferred tax loss (benefit)	38,000	(4,032,000)
Impairment of fixed assets	2,843,000	-
Impairment of notes receivable and other investments	1,525,000	-
Impairment of other investments	5,637,000	-
Decrease (increase) in assets:
Accounts receivable	(1,891,000)	(2,084,000)
Inventory	540,000	(6,306,000)
Prepaid expenses and other current assets	1,766,000	(2,274,000)
Other assets	(2,210,000)	1,216,000
Increase (decrease) in liabilities:
Accounts payable	3,994,000	463,000
Accrued expenses	4,307,000	15,920,000
Other liabilities	(298,000)	(2,004,000)
Net cash used by operating activities	(26,953,000)	(9,012,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,294,000)	(14,283,000)
Purchase of real estate	(732,000)	(56,794,000)
Purchase of investment	(195,000)	(4,130,000)
Purchase of marketable securities	(14,884,000)	(8,171,000)
Disposal of property, plant & equipment	2,152,000	-
Asset acquired with APB acquisition	(1,879,000)	3,356,000
Conversion of SHRG to consolidation	3,038,000	(12,225,000)
Change in Equity investment	(113,000)	-
Issuance of new notes receivable, net origination fees	(3,621,000)	(11,651,000)
Payment received on notes receivable	1,067,000	-
Purchase of intangible assets	(508,000)	(18,110,000)
Net cash used by investing activities	(17,969,000)	(122,008,000)

Cash flows from financing activities:
Payments of long-term debt	(3,504,000)	(1,950,000)
Borrowings of long-term debt	9,602,000	60,864,000
Deferred financing fees	-	(1,425,000)
Issuances of common stock, net of issuance costs	1,519,000	121,736,000
Net cash provided by financing activities	7,617,000	179,225,000

Cash flows from discontinued operations:
Cash provide by discontinued operations	-	207,000
Cash provided by investing activities	-	3,000,000
Net cash used by discontinued operations	-	3,207,000

Net decrease in cash	(37,305,000)	51,412,000
Cash and cash equivalents at beginning of year	56,595,000	5,183,000
Cash and cash equivalents at end of year	$19,290,000	$56,595,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2021	79,746,000	$1,594,000	-	$-	$294,685,000	$(134,503,000)	$161,778,000	$36,409,000	$198,185,000
Issuance of common stock, net of expenses	42,924,000	858,000	-	-	16,547,000	-	17,405,000	-	17,405,000
Acquisition of Sentinel Brokers Company Inc	-	-	-	-	-	-	-	1,274,000	1,274,000
Acquisition of Sharing Services Global Corporation	-	-	-	-	-	-	-	3,257,000	3,257,000
Stock based payments	16,347,000	327,000	-	-	5,894,000	-	6,221,000	-	6,221,000
Net loss	-	-	-	-	-	(59,840,000)	(59,840,000)	(9,821,000)	(69,661,000)
Balance, December 31, 2022	139,017,000	$2,779,000	-	$-	$317,126,000	$(194,343,000)	$125,564,000	$31,119,000	$156,681,000

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total
Balance, December 31, 2020	5,836,000	$116,000	43,000	$1,000	$174,380,000	$(101,382,000)	$73,115,000	3,430,000	$76,545,000
Issuance of common stock, net of expenses	67,340,000	1,347,000	-	-	120,433,000	-	121,780,000	-	121,780,000
Stock based payments	-	-	-	-	2,000	-	2,000	-	2,000
Conversion of preferred stock	6,570,000	131,000	(43,000)	(1,000)	(130,000)	-	-	-	-
Acquisition of American Pacific Bancorp	-	-	-	-	-	-	-	33,097,000	33,097,000
Acquisition of Sharing Services Global Corporation	-	-	-	-	-	-	-	803,000	803,000
Net loss	-	-	-	-	-	(33,119,000)	(33,119,000)	(921,000)	(34,040,000)
Balance, December 31, 2021	79,746,000	$1,594,000	-	$-	$294,685,000	$(134,503,000)	$161,778,000	$36,409,000	$198,185,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

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

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp, Inc. (“APB”), which provided for an investment of $40,000,200 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS became the majority owner of APB. (see Note 9).

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

On May 13, 2021, Sentinel Brokers, LLC. (“Sentinel LLC”), subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel Co.”), a company registered in the state of New York, and in December 2022, Sentinel LLC exercised this option to increase its equity position to 75%. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

On January 24, 2022, DSS entered into a business consulting agreement with Sharing Services Global Corporation (“SHRG”). As part of this agreement, 50,000,000 warrants were exercised, which increased the Company’s ownership of SHRG to approximately 64%.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of DSS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, convertible notes receivable, inventory, fair values of investments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase the Company’s common stock, preferred stock, deferred revenue, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassifications – Certain amounts on the accompanying consolidated balance sheets and income statements for the year ended December 31, 2021, have been reclassified to conform to current period presentation, as have certain amounts for the year ended, December 31, 2022.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents in the accompanying consolidated balance sheets are money market funds whose adjusted costs approximate fair value.

Accounts Receivable – The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of December 31, 2022, the Company established a reserve for doubtful accounts of approximately $29,000 ($20,000 – 2021). The Company does not accrue interest on past due accounts receivable.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in- process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $742,000 and $388,000 associated with the inventory at our SHRG subsidiary was recorded as of December 31, 2022, and December 31, 2021, respectively. Write- downs and write-offs are charged to cost of revenue.

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

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2022, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company, APB, Impact BioMedical, SHRG, and Sentinel Co. of approximately $1,769,000, $29,744,000, and $25,093,000, $3,257,000 and $1,274,000 respectively.

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

Revenue - The Company recognizes its revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company recognizes rental income associated with its REIT, net of amortization of favorable/unfavorable lease terms relative to market and includes rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The Company recognizes net investment income from its investment banking line of business as interest and management fees related to loans managed for third parties owed to the Company occurs. The Company generates revenue from its direct marketing line of business primarily through internet sales and recognizes revenue as items are shipped.

As of December 31, 2022, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Costs of revenue - Costs of revenue includes all direct cost of the Company’s packaging, commercial and security printing sales, primarily, paper, inks, dies, and other consumables, and direct labor, transportation, amortization, deprecation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the manufacturing and procurement of the products sold in the Company’s Direct Marketing line of business as well as with the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Costs of revenue do not include expenses related to product development, integration, and support. These costs are included in research and development, which is a component of selling, general and administrative expenses on the consolidated statement of operations. Legal costs are included in selling, general and administrative.

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

Sales Commissions - Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. A significant portion of the Company’s sales commissions expense is generated from its direct marketing line of business. These commissions are based on current month shipments and are paid one month in arrears. There were no sales commissions capitalized as of December 31, 2022.

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

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of third-party research costs and consulting costs. The Company recognized costs of approximately $1,256,000 and 1,080,000 in 2022 and 2021, respectively.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the twelve months ended December 31, 2022 and 2021, potential dilutive instruments include both warrants and options of 5,000 and 15,486 shares respectively.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions.

As of December 31, 2021, two customers accounted for approximately 27% and 14% of our consolidated revenue and these two customers accounted for approximately 29% and 19% of our consolidated trade accounts receivable balance.

As of December 31, 2022, two customers accounted for approximately 14% and 6% of our consolidated revenue and 36% and 17% of our trade accounts receivable balance.

Acquisitions - Business combinations and non-controlling interests are recorded in accordance with FASB ASC 805 Business Combinations. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition and all acquisition costs are expensed as incurred. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. The application of business combination accounting requires the use of significant estimates and assumptions. See Note 8 regarding the acquisitions.

Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are expensed as incurred. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.

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

Discontinued Operations - On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc. (“DSS Digital”), the Company’s wholly owned subsidiary, which researched, developed, marketed, and sold the Company’s digital products worldwide. Based on the magnitude of DSS Digital’s historical revenue to the Company and because the Company has exited the brand authentication services, functional anti-counterfeiting technology and technologies to satisfy commercial and consumer product needs for branding, intelligent packaging, and marketing, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. See Note 17.

Newly Adopted Accounting Pronouncements - In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. The Company adopted this pronouncement for year ended January 1, 2022. See Note 5.

Allowance For Loans And Lease Losses - On January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2022, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.

Continuing Operations and Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $19.3 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $19.3 million in cash as of December 31, 2022, the Company believes it can continue as a going concern, during the twelve months ended December 31, 2021, due to its ability to generate operating cash through the sale of its $27.3 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $11.2 million through March 31, 2024. Also, our subsidiary Impact BioMedical is in the process of and IPO in which DSS will maintain a minimum of 55% ownership. Initial conversations with underwriters are providing an estimate of $30 - $50 million potential capital raise. This is expected to close early 3rd quarter 2023. Our subsidiary SHRG is in the process of up listing to NASDQ and conversations with the underwriter involved illustrate an approximate raise of $15 million dollars. Additionally, we are in negotiations with Pinnacle Bank to extend our note payable, approximating $40.2 million through November 2024.

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

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $19.3 million in aggregate cash, as of December 31, 2022, along with the $27.3 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $11.2 million through March 2024, would allow us to fund our nine business lines current and planned operations through March 2024. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated

3. INVENTORY

Inventory consisted of the following as of December 31:

	2022	2021
Finished Goods	$6,779,000	$7,745,000
Work in Process	403,000	512,000
Raw Materials	1,281,000	392,000
	$8,463,000	$8,649,000
Less allowance for obsolescence	(742,000)	(388,000)
	$7,721,000	$8,261,000

4. Notes Receivable

Note 1

On October 15, 2020, APB entered into a loan agreement with (“Note 1”) with Borrower 1. Note 1, not to exceed the principal sum of $200,000, has an interest rate of 12%, and matures on October 15, 2022. The outstanding principal and interest as of December 31, 2022, and December 31, 2021, approximated $0 and $39,000, respectively and is classified as a Current portion of notes receivable on the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021.

Note 2

On February 8, 2021, the Company entered into a convertible promissory note (“Note 2”) with Borrower 2, a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from date of issuance. Borrower 2 repaid the principal and interest in full in April 2022. The outstanding principal and interest as of December 31, 2021, approximated $829,000 and is classified as a Current portion of notes receivable on the Consolidated Balance Sheets at December 31, 2021.

Note 3

On February 21, 2021, Impact BioMedical, Inc. a subsidiary of the Company, entered into a promissory note (“Note 3”) with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022. This note was amended to extend the maturity date to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024, at which time all accrued interest and the entire remaining principal shall be due and payable in full. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of December 31, 2022, and December 31, 2021, approximated $206,000 and $197,000 respectively, with $16,000 classified in Current portion of notes receivable and $190,000 and 197,000 respectively, classified as Notes receivable on the accompanying consolidated balance sheets.

Note 4

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 4”) with Borrower 4, a company registered in the state of Texas. Note 4 has an aggregate principal balance up to $5,000,000, to be funded at request of Borrower 4. Note 4, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 4 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into new issued member units of Borrower 4 with the maximum principal amount equal to 18% of the total equity position of Borrower 4 at conversion. The outstanding principal and interest as of December 31, 2022 and December 31, 2021, approximated $5,420,000 and $5,081,000, respectively, which is included in current notes receivable on the accompanying consolidated balance sheet.

Note 5

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 5”) with Borrower 5, which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest are due in full on September 22, 2022, and later amended to extend the maturity date to September 22, 2023. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The outstanding principal and interest of $3,701,000 and $3,540,000 of Note 5 is included in current portion of notes receivable on the consolidated balance sheet at December 31, 2022 and December 31, 2021, respectively.

Note 6

On October 25, 2021, APB entered into loan agreement (“Note 6”) with Borrower 6, a company registered in the state of Utah. Note 6 has an initial aggregate principal balance up to $1,000,000, to be funded at request of Borrower 6, with an option to increase the maximum principal borrowing to $3,000,000. Note 6, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APB to convert the outstanding principal to a 10% membership interest. APB, as holder of Note 6, has the right to elect one member to the Board of Managers. The outstanding principal and interest of approximately $896,000 and $784,000 of the note is included in current portion of notes receivable on the consolidated balance sheet at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, this note is in default. The Company has placed reserve of $896,000 against this note as of December 31, 2022, which is accounted for in the current portion of notes receivable.

Note 7

On May 14, 2021, APB extended the credit (“Note 7”) to an individual (“Borrower 7”) in the form of two promissory notes for $250,000 and $10,000 respectively, bearing interest at 12.5%, with a maturity date of May 15, 2023. This promissory note is secured by a deed of trust on a tract of land, which is approximately 315 acres, and located in Coke County, Texas. The outstanding principal and interest of approximately $252,000 and $9,000 are included in current portion of Notes receivable on the consolidated balance sheet at December 31, 2022 and $260,000 and $9,500 are included in Note receivable at December 31, 2021.

Note 8

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 8”) with Borrower 8, a company registered in Taiwan. Note 8 has a principal balance of $52,000 and incurred no interest through the maturity date of December 31, 2021. The outstanding principal at December 31, 2022 and December 31, 2021 is $63,000 and $52,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to borrow up to $102,000 and extend the maturity date through April 2023 bearing interest rate of 18%.

Note 9

On December 28, 2021, APB entered into promissory note (“Note 9”) with Borrower 9, a company registered in the state of California. Note 9 has an principal balance of $700,000. Note 9, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. The outstanding principal and interest of $701,000 and $700,000 of Note 9 is included in current portion of notes receivable on the consolidated balance sheet at December 31, 2022 and December 31, 2021, respectively.

Note 10

On January 24, 2022, APB and Borrower 10 entered into a promissory note (“Note 10”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at December 31, 2022 approximates $106,000, and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 11

On March 2, 2022, APB and Borrower 11, a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 11”). Under the terms of Note 11, APB at its discretion, may lend up to the principal sum of $892,500 with an interest rate of 8%, and matures in March 2024, with interest payable quarterly. The outstanding principal and interest at December 31, 2022 is $874,000, net of $25,000 of unamortized origination fees, of which $446,250 is included in current notes receivable on the accompanying consolidated balance sheet.

Note 12

On May 9, 2022, DSS PureAir and Borrower 12 entered into a promissory note (“Note 12”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. The outstanding principal and interest at December 31, 2022 approximates $213,000, and is included in current portions of notes receivable on the accompanying consolidate balance sheet.

Note 13

On August 29, 2022, DSS Financial Management Inc and Borrower 13 entered into a promissory note (“Note 13”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at December 31, 2022 approximates $100,000, and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 14

On July 26, 2022, APB and Borrower 14 entered into a promissory note (“Note 14”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest at December 31, 2022 approximates $924,000, net of $66,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet.

5. Provision for Credit Losses

Effective December 31, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” for the measurement of credit losses on financial instruments and other financial assets. That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance replaced the previous incurred loss model for determining the allowance for credit losses.

As of December 31, 2022, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan. As of December 31, 2022, the Company had a total of $12,641,000 in loans.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves.

General Loan Portfolio Reserve - Based upon a relatively young loan portfolio that are relatively new loans to generally credit worthy borrowers, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $145,000 or approximately ¼ of 1% of the loan portfolio loan balance.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of December 31, 2022.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness in the Borrow 6 loan, which has a current principal and interest balance of $896,000. As of December 31, 2022 we have recorded a specific loan loss reserve for the full balance due the Company as of December 31, 2022.

The following table identifies the loan loss reserve for the period ending December 31, 2022:

General Loan Portfolio Reserve	$145,000
Specific Loan Reserves	$896,000
Total	$1,041,000

6. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and marketable securities by significant investment category as of December 31:

	2022
	Adjusted Cost	Unrealized Gain/Loss	Fair Value	Cash And Cash Equivalents	Marketable Securities	Investments
Cash	$19,226,000	$-	$19,226,000	$19,226,000	$-	$-
Level 1
Money Market Funds	64,000	-	64,000	64,000	-	-
Marketable Securities	36,263,000	(3,659,000)	27,307,000	-	27,307,000	-
Level 2
Warrants	3,318,000	-	140,000	-	-	140,000
Convertible securities	1,023,000	-	39,000	-	-	39,000
Total	$59,894,000	$(3,659,000)	$46,776,000	$19,290,000	$27,307,000	$179,000

	2021
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investment
Cash	$50,286,000	$-	$50,286,000	$50,286,000	$-	$-
Level 1
Money Market Funds	6,309,000	-	6,309,000	6,309,000	-	-
Marketable Securities	12,993,000	1,554,000	14,537,000	-	14,537,000	-
Level 2
Warrants	3,318,000	-	3,318,000	-	-	3,318,000
Convertible securities	1,023,000	-	1,023,000	-	-	1,023,000
Total	$73,929,000	$1,554,000	$75,473,000	$56,595,000	$14,537,000	$4,341,000

The Company typically invests with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

7. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2022, and December 31, 2021, was approximately $3,319,000 and $4,909,000 respectively. During the year ended December 31, 2022 and December 31, 2021, the Company recorded unrealized loss on this investment of approximately $1,590,000 and unrealized gain of $1,920,000, respectively.

West Park Capital, Inc.

On October 10, 2019, the Company entered into a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021. As of December 31, 2021, this TBD Note had outstanding principal and interest of approximately $537,000 and was classified as Current portion of notes receivable on the consolidated balance sheet. On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2022. The remaining $37,000 is included in gain (loss) on investments on the consolidated statement of operations on December 31, 2021.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the year ended December 31, 2022, approximated $19,500 and $19,000 for year ended December 31, 2021.

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

Vivacitas Oncology, Inc.

On March 15, 2021, the Company, through one of its subsidiaries, entered into a Stock Purchase Agreement (the “Vivacitas Agreement #1”) with Vivacitas Oncology Inc. (“Vivacitas”), to purchase 500,000 shares of its common stock at the per share price of $1.00, with an option to purchase 1,500,000 additional shares at the per share price of $1.00. This option will terminate upon one of the following events: (i) Vivacitas’ board of directors cancels this option because it is no longer in the best interest of the Company; (ii) December 31, 2022; or (iii) the date on which Vivacitas receives more than $1.00 per share of the Company’s common stock in a private placement with gross proceeds of $500,000. Under the terms of the Vivacitas Agreement #1, the Company will be allocated two seats on the board of Vivacitas. On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”) to purchase from the Seller’s its wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805. IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. The Sellers largest shareholder is Mr. Chan Heng Fai Ambrose, the Chairman of the Company’s board of directors and its largest shareholder.

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

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to approximately 16% as of December 31, 2022. As of December 31, 2021, the fair value of the Company’s investment in Vivacitas is not readily available, and therefore is recorded at cost in the amount of $4 $4,035,000,. As of December 31, 2022, the Company determined to impair 100% of its investment in Vivacitas, in the amount of $4,100,000.

Stemtech Corporation

In September 2021, the Company’s subsidiary SHRG, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which SHRG invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $ 1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the SHRG an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-dayperiod ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee. In November 2021, Globe Net Wireless Corp. changed its corporate name to Stemtech Corporation. In connection therewith, the investee’s common stock is now traded under the symbol “STEK”. The SHRG carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. During the year ended December 31, 2022, the Company recognized losses, before income tax, of $ 1.2 million and $4.9 million in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

In September 2021, SHRG entered into a Membership Unit Purchase Agreement pursuant to which the SHRG acquired a 30.75% equity interest in MojiLife, LLC, a limited liability company organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products for the home and car. MojiLife’s products include esthetically attractive, cordless scent diffusers for the home or for the car, as well as proprietary home cleaning products and accessories. On a quarterly basis, SHRG evaluates the recoverability of its investments and reviews current economic trends to determine the adequacy of its allowance for impairment losses based on each investee financial performance data and other relevant information. An estimate for impairment losses is recognized when recovery in full of SHRG’s investment is no longer probable. Investment balances are written off against the allowance after the potential for recovery is considered remote. In March of 2022, SHRG impaired the MojiLife investment as the evaluation at such time determined the investment was not fully recoverable.

8. Acquisitions

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

Sharing Services Global Corp. (“SHRG “)

As of and through June 30, 2020, the Company classified its investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, as detailed below, the Company obtained greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. The Company accounted for its investment in SHRG using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations.

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

As of July 22, 2020, the carrying value of the Company’s equity method investment exceeded our share of the book value of the investee’s underlying net assets by approximately $9,192,000 which represents primarily intangible assets in the form of a distributor lists and goodwill arising from acquisitions. These intangible assets have been valued at approximately $1,148,000 and $8,044,000, respectively. As of September 30, 2021, the Company held 91,460,978 class A common shares equating to a 46.8% ownership interest in SHRG. On December 23, 2021, DSS purchased 50,000,000 shares at $0.06 per share via a private placement. With this purchase, DSS increased its ownership of voting shares to 141,853,537, increase its ownership from approximately 47% of SHRG to approximately 58%, at December 31, 2021. SHRG share price on December 22, 2021 was $0.09 per share, thus the fair value of shares owned on December 22, 2021 approximated $12,767,000. On January 24, 2022, the Company exercised 50,000,000 warrants received as part of a consulting agreement with SHRG at the exercise price of $0.0001, increasing its total number of shares owned to 191,853,537, bringing its ownership percentage of voting shares to approximately 65%. During the fourth quarter of 2022, SHRG purchased back a significant number of its outstanding voting shares, increase the Company’s ownership percentage of voting shares to approximately 73% at December 31, 2022. The acquisition of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of SHRG as if the acquisition took place on January 1. The pro forma consolidated results include the impact of certain adjustments.

2021 (unaudited)
Revenue	$61,784,000
Net (loss)/income	$(37,236,000)
Basic (loss)/earnings per share	$(0.72)
Diluted (loss)/earnings per share	$(0.72)

We completed the purchase price accounting and related allocations associated with the acquisition of SHRG for the year ended December 31, 2021. The valuation of Sharing Services has considered both the Market and Income Approaches. The Market Approach using the public stock of SHRG produced a mean business enterprise value using projected 2023 results. The Income Approach was based upon the use of a discounted pro forma cash flow model and produced a business enterprise value. No weighting was applied to the Market Approach using the guideline public company method or the Income Approach given the fact the Market Approach using the public stock of SHRG is the best indicator of value. As such, we have applied all weighting to the Market Approach using the public stock of SHRG. The application of these weightings produced a concluded business enterprise value of $34.26 million for SHRG.

This analysis identified an impairment to SHRG’s Linden, Utah facility and land of approximately $2,843,000. The associated facility has a useful life of 28 years as of December 31, 2021. SHRG owned trademarks and formulas increased in fair value approximately $86,000 and has useful life of 5 years as of December 31, 2021. The Company had previously identified intangible assets in the form of a distributor lists and increase the fair value approximately $132,000 and had a remaining useful life of 1 year at December 31, 2021. Also, identified was goodwill valued at $3,257,000.

The Company, via three (3) of the Company’s existing board members, currently holds three (3) of the seven (7) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

Sentinel Brokers Company, Inc.

On May 13, 2021, Sentinel Brokers, LLC. (“Sentinel LLC”), subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel Co.”), a company registered in the state of New York, for the purchase price of $300,000. During the nine months ended September 30, 2021, the Company contributed and additional $750,000 capital into Sentinel, increasing its total capital investment to $1,050,000 as of September 30, 2021. Up to and through November 30, 2022, Sentinel LLC accounted for its investment in Sentinel Co. using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of Sentinel’s earnings and losses within our consolidated statement of operations. Under the terms of this agreement, the Company had the option to purchase an additional 50.1% of the outstanding Class A Common Shares. In December 2022, Sentinel LLC exercised this option to increase its equity position to 75%. The acquisition of Sentinel Co. meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of Sentinel Co as if the acquisition took place on January 1. The pro forma consolidated results include the impact of certain adjustments.

	2022 (unaudited)	2021 (unaudited)
Revenue	$49,076,804	$21,144,000
Net loss	$(61,680,088)	$(36,202,377)
Basic loss per share	$(0.55)	$(0.70)
Diluted loss per share	$(0.55)	$(0.70)

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition of Sentinel Co. Assets included in this acquisition are cash of $3,977,000, receivables of $344,000 and fixed assets of $1,000. The Company is in the process of completing valuations and useful lives for certain assets acquired in the transaction. We expect the preliminary purchase price accounting to be completed during the year ending December 31, 2023.

Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

9. PROPERTY PLANT AND EQUIPMENT and INVESTMENT IN REAL ESTATE, NET

Property, plant and equipment consisted of the following as of December 31, 2022:

	Estimated
	Useful Life	2022	2021
Machinery and equipment	5-10 years	$9,170,000	$7,005,000
Building and improvements	28-39 years	5,103,000	11,234,000
Land		1,817,000	185,000
Furniture and fixtures	7 years	501,000	397,000
Software and websites	3 years	320,000	1,099,000
Construction in progress		667,000	4,208,000
Total Cost		17,578,000	24,128,000
Less accumulated depreciation		4,187,000	6,454,000
Property, plant and equipment, net		$13,391,000	$17,674,000

Depreciation expense for the years ended December 31, 2022 and 2021 was $1,569,000 and $1,129,000 respectively. Of the $1,569,000 of depreciation, $872,000 is included in selling, general and administrative costs, and the remaining $697,000 is included in cost of revenue.

Real Estate consisted of the following at December 31:

	Estimated
	Useful Life	2022	2021
Building and improvements	1-30 years	$42,665,000	$42,073,000
Land		14,861,000	14,721,000
Total Cost		57,526,000	56,794,000
Less: accumulated depreciation		2,497,000	420,000
		$55,029,000	$56,374,000

Depreciation expense for the years ended December 31, 2022 and 2021 was $2,077,000 and $420,000 respectively.

10. INTANGIBLE ASSETS

On August 25, 2022, DSS PureAir, a subsidiary of the Company finalized an asset purchase agreement with Celios Corporation (“Celios”) to acquire inventory, patents, and other intangible assets associated with that inventory, and other intangible assets from Celios for $900,000. The related intangible assets were valued at $409,000 with an estimated remaining useful life between 3 and 20 years.

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

Intangible assets are comprised of the following as of December 31:

			2022			2021
	Useful Life		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years		$22,260,000	$2,226,000	$20,034,000	$22,260,000	$1,113,000	$21,147,000
Acquired intangibles customer lists, licenses, site/tenant improvements, in-place and favorable or unfavorable leases	1-11 years		20,023,000	9,397,000	10,626,000	19,529,000	2,162,000	17,367,000
Acquired intangibles patents and patent rights			500,000	500,000	-	500,000	500,000	-
Patent application costs	Varied	(1)	1,052,000	972,000	80,000	1,052,000	936,000	116,000
			$43,835,000	$13,095,000	$30,740,000	$43,341,000	$4,711,000	$38,630,000

(1) Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2022, the weighted average remaining useful life of these assets in service was approximately 2.7 years.

Amounts amortized for the year ended December 31, 2022 and 2021 was approximately $9,279,000 and $3,279,000, respectively.

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2023	2,421,000
2024	2,146,000
2025	2,353,000
2026	2,025,000
2027	2,368,000

11. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses and deferred revenue consist of the following for the year ended December 31:

	2022	2021
Customer deposits	$188,000	$160,000
Deferred revenue	519,000	1,348,000
Accrued wages	4,014,000	11,992,000
Employee stock warrants liabilities	-	1,070,000
Settlement liability	8,974,000	342,000
Uncertain tax positions	926,000	922,000
Accrued expenses	4,535,000	4,024,000
Income tax payable	172,000	-
Sales tax payable	12,000	1,322,000

	$19,340,000	$21,180,000

12. SHORT TERM AND LONG-TERM DEBT

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

On March 16, 2021, American Medical REIT, Inc. received loan proceeds in the amount of approximately $110,000 under the Paycheck Protection Program (“PPP”) with a fixed rate of 1% and a 60-month maturity term. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of December 31, 2021, the outstanding principal and interest approximated $111,000 is included in long-term debt, net on the consolidated balance sheet. During the year ended December 31, 2022, the PPP loan was forgiven in full and recorded as a gain on extinguishment of debt on the accompanying consolidated statement of operations.

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of December 31, 2022, and December 31, 2021, the outstanding principal on the BOA Note was $3,406,000 and $3,339,000, respectively and had an interest rate of 4.63%. The outstanding balance at December 31, 2022 is included in Long-term debt, net on the consolidated balance sheet. As of December 31, 2022, $474,000 was included in current portion of long-term debt, net, and the remaining balance of approximately $2,932,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annual. As of December 31, 2022, Premier is in compliance with these covenants. Total interest expense for 2022 is $140,000.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5 year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at December 31, 2022 was 4.25% The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land and tenant improvements respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life approximating 3 years. The net book value of these asset as of December 31, 2022 approximated $6,727,000. Of the total financed, approximately $216,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,783,000 recorded as long-term debt, net of $73,000 in deferred financing costs. Interest expense totaled in 2022 equaled $212,000

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2022 and December 31, 2021, $3,000,000 and $3,000,000, respectively, is included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2022 $3,008,000 is included in Current portion of long-term debt, net on the consolidated balance sheet. Interest expense equaled $8,000 in 2022.

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 8”) with Borrower 8, a company registered in Taiwan. Note 8 has a principal balance of $52,000 and incurred no interest through the maturity date of December 31, 2021. The outstanding principal at December 31, 2022 and December 31, 2021 is $63,000 and $52,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to extend the maturity date through April 2023 bearing interest rate of 18%.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements respectively. Also include in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of December 31, 2022 approximated $52,407,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at December 31, 2022 was 8.46%. The maturity date of November 2, 2023, may be extended to November 2, 2024. As of December 31, 2021, the outstanding principal and interest of the LifeCare agreement approximates $39,448,000, net of deferred financing costs of $1,002,000. As of December 31, 2022, the outstanding principal and interested approximates $40,193,000, net of deferred financing costs of $270,000 is included in current portion of long-term debt, on the consolidated balance sheet. Interest expense totaled $2,418,000 in 2022.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued but unpaid interest of $367,000 through May 15, 2022. This transaction was finalized in July 2022 and is eliminated upon consolidation into DSS. Interest expense for this note totaled $346,000 in 2022.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements respectively. Also include in the value of the property is $29,000 of intangible assets with an estimated useful life of approximating 5 years. The net book value of the assets acquired as of December 31, 2022 approximated $4,450,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. The Pinnacle Loan contains certain covenants that are to be tested annually. At December 31, 2022, AMRE is in compliance with all covenants. The outstanding principal and interest, net of debt issuance costs of $60,000, approximates $2,952,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at December 31, 2022. Interest expense equaled $153,000 for the year 2022.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to December 31, 2022 are as follows:

Year	Amount
2023	$46,869,000
2024	3,692,000
2025	736,000
2026	769,000
2027	805,000
Thereafter	4,561,000

13. STOCKHOLDERS’ EQUITY

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

On May 25, 2022, the Company issued 15,389,995 shares of common stock to Mr. Heng Fai Ambrose Chan pursuant to his employment agreement. These shares were issued in consideration of $5,848,000 due under this employment agreement.

On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares of our Common Stock to Alset International, a related party, to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued but unpaid interest of $367,000 through May 15, 2022. This transaction was finalized in July 2022.

On May 17, 2022, the shareholders of the Company approved the acquisition of 62,122,908 shares of True Partners Capital Holdings Limited (“True Partners”), a company publicly traded on the Hong Kong stock exchange in exchange for 17,570,948 shares of DSS stock value on the agreed upon date of February 18, 2022 which was approximately $0.41 per share. The True Partner shares were acquired from Alset EHome International, Inc. (“Alset EHome”), a related party. Mr. Heng Fai Ambrose Chan, our director and Executive Chairman, is also Chairman of the Board, Chief Executive Officer, and the largest beneficial owner of the outstanding shares of Alset EHome. This transaction was completed with the transfer of DSS share to Alset EHome on July 1, 2022.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the twelve months ended December 31, 2022, the Company’s stock compensation approximated $4,000.

Stock Warrants – The following is a summary with respect to warrants outstanding and exercisable as of December 31, and activity during the years then ended :

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at January 1:	3,556	$30.00	36,514	$33.92
Granted during the year	-	-	-	-
Lapsed/terminated	(3,556)	30.00	(32,958)	34.35

Outstanding at December 31:	-	$-	3,556	$30.00
Exercisable at December 31:	-	$-	3,556	$30.00

Weighted average months remaining	-	-	-	8.4

The Company did not issue any warrants in 2022 or 2021.

Equity Incentive Plan – On December 9, 2019, the Company’s shareholders adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the issuance of an initial 241,204 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2021, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2020 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2022, there are 3,513,130 shares available under this plan.

Stock Options – On June 20, 2013, the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 50,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2022, no shares remained available under this plan.

The following is a summary with respect to options outstanding as of December 31, 2022 and 2021 and activity during the years then ended:

	2022			2021
	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average life Remaining (Years)

Outstanding at January 1,	11,930	$218.39		19,264	$150.30
Lapsed/terminated	(6,930)	344.58		(7,334)	39.85
Outstanding at December 31,	5,000	$43.50	0.54	11,930	$218.39	2.2
Exercisable at December 31,	5,000	$43.50	0.54	11,930	$218.39	2.2
Expected to vest at December 31,	-	$-		6,597	$199.07

Aggregate intrinsic value of outstanding options at December 31,	$-			$-
Aggregate intrinsic value of exercisable options at December 31,	$-			$-
Aggregate intrinsic value of options expected to vest at December 31,	$-			$-

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes-Merton Option Pricing Model. The Company estimates the expected volatility of the Company’s common stock at the grant date using the historical volatility of the Company’s common stock over the most recent period equal to the expected stock option term.

The aggregate grant date fair value of options that vested during 2022 and 2021 was approximately $0 and $2,000, respectively. There were no options exercised during 2022 or 2021.

14. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2022	2021
Currently payable:
Federal	$15,000	$-
State	-	-
Foreign	119,000	-
Total currently payable	134,000	-
Deferred:
Federal	(14,839,000)	(5,336,000)
State	(492,000)	(778,000)
Foreign	(58,000)	(123,000)
Total deferred	(15,390,000)	(6,237,000)
Less: increase in allowance	15,427,000	2,739,000
Net deferred	38,000	(3,498,000)
Less: tax effect of discontinued operations	-	(533,000)
Total income tax loss (benefit)	$172,000	$(4,032,000)

Individual components of deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$24,975,000	$14,453,000
Unrealized loss on securities	5,753,000	2,598,000
Equity issued for services	190,000	189,000
Goodwill and other intangibles	34,000	21,000
Investment in pass-through entity	11,000	11,000
Deferred revenue	176,000	176,000
Operating Lease Liability	1,935,000	47,000
Depreciation and amortization	24,000	5,000
Other	696,000	620,000
Gross deferred tax assets	33,794,000	18,120,000

Deferred tax liabilities:
Goodwill and other intangibles	2,822,000	4,143,000
Depreciation and amortization	(194,000)	-
Right -of-use asset	1,846,000	47,000
Gross deferred tax liabilities	4,474,000	4,190,000

Less: valuation allowance	(29,357,000)	(13,929,000)

Net deferred tax liabilities	$(38,000)	$-

At December 31, 2022 and 2021, the Company has approximately $108.4 million and $58.5 million in federal net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income. Under the provisions of the Internal Revenue Code, the net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. For the year ended December 31, 2021, the Company has completed a full analysis of historical ownership changes and determined that a portion of the net operating losses have a limitation on future deductibility. Approximately $43.8 million of net operating losses incurred prior to 2020 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount, leaving $2.9 million available for use which expire at various dates through 2038 and the residual which never expire. This analysis is currently being performed for tax year ending December 31, 2022. Additionally, at December 31, 2022 and 2021, the Company had approximately $43.6 million and $13.3 of California and Illinois NOL carry-forwards, respectively, which expire through 2042. The NOL carry-forwards may be limited in certain circumstances, including ownership change and have been fully reserved via a valuation allowance.

The valuation allowance for deferred tax assets increased approximately $15.4 million and $2.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. The valuation allowance for deferred tax liability increased approximately $1.4 million in the year ended December 31,2022 and increased approximately $2.8 million for the year ended December 31, 2021.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2022	2021
Statutory United States federal rate	21.0%	21.0%
State income taxes net of federal benefit	0.51%	1.3%
Permanent differences	0.03%	-%
Other	.93%	(1.1)%
Foreign taxes	(0.07)%	-%
Change in valuation allowance	(22.66)%	(7.7)%
Effective rate	(0.25)%	9.8%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022 and 2021 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2019-2022 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

15. DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing on January 1, 2018, the Company matched 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%. The total matching contributions for 2022 and 2021 were approximately $124,000 and $99,000, respectively.

16. COMMITMENTS AND CONTINGENCIES

The Company has operating leases predominantly for operating facilities. As of December 31, 2022, the remaining lease terms on our operating leases range from one to sixty-three months. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of December 31, 2022. Operating cash paid for the year ended December 31, 2022 and December 31, 2021 was approximately $977,000 and $190,000 respectively.

Future minimum lease payments as of December 31, 2022 are as follows:

Totals
2023	$1,146,000
2024	915,000
2025	883,000
2026	899,000
2027	916,000
2028	1,076,000
After	4,912,000
Total lease payments	10,747,000
Less: Imputed Interest	(2,131,000)
Present value of remaining lease payments	$8,616,000

Current	$796,000
Noncurrent	$7,820,000

Weighted-average remaining lease term (years)	14.5

Weighted-average discount rate	4.3%

Employment Agreements – The Company has employment or severance agreements with members of its management team. The employment or severance agreements provide for severance payments in the event of termination for certain causes. As of December 31, 2022 and 2021, the Company accrued approximately $0 and $7,276,000, respectively, for Mr. Heng Fai Ambrose Chan, an executive of the Company’s DSS Cyber Security Pte. Ltd subsidiary in accordance with the terms of his employment contract. Also, as of December 31, 2022, the minimum severance payments under these employment agreements are, in aggregate, approximately $220,000.

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

On December 17, 2021, Maiden filed its second amended complaint which asserted a single TUFTA claim against only the DSS Defendants, RBC, and RBC USA. During the discovery period, the Parties conducted written discovery, production of documents, and depositions of fact witnesses and expert witnesses. The discovery period closed on August 9, 2022. The DSS Defendants have engaged Stout Risius Ross, LLC (“Stout”) to provide expert opinions regarding the value of the assets at issue.

The trial in this matter began on December 12, 2022. The Company vigorously defended its position that Maiden should recover nothing on its TUFTA claim. The DSS Defendants’ experts at Stout provided expert opinions regarding the value of the assets at issue and the deficiencies with Maiden’s designated expert’s opinions. The jury returned a verdict in favor of Maiden, and the Court entered a judgment on December 20, 2022. The DSS Defendants filed post-judgment motions seeking reversal of the judgment for several reasons, including that: (1) the evidence does not support Maiden’s claim against the Company; (2) recovery of exemplary damages under TUFTA is unsupported; and (3) the evidence established that the DSS Defendants are entitled to judgment in their favor on their affirmative defenses. After the DSS Defendants filed their post-judgment motions, the case was settled for $8.75 million, the Court’s December 20, 2022 judgment was vacated, and the case was dismissed with prejudice.

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

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of December 31, 2022, no liability has been recorded in relation to the Equivir License as development of the Equivir technology has not begun and no reasonable amount can be estimated.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2022, the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2022, there are no contingent payments due.

17. DISCONTINUED OPERATIONS

On May 7, 2021, the Company completed the sale of 100% of the capital stock of DSS Digital Inc., the Company’s wholly-owned subsidiary (“DSS Digital”), to Proof Authentication Corporation (the “Buyer”) pursuant to a stock purchase agreement (the “Digital Purchase Agreement”). Pursuant to the terms of the Digital Purchase Agreement, the Buyer purchased DSS Digital for a purchase price of $5,000,000, consisting of $3 million in cash; $1.5 million in potential earn-out if certain performance targets are met during an earn-out period commencing on the one-year anniversary of the closing and ending the day before the six-year of the closing; and $0.5 million in trade credit or license fee rebates. Consistent with the Company’s policy for accounting for gain contingencies, the earn out will be recorded when determined realizable which did not occur during the twelve-months ended December 31, 2022. The Company has not utilized the $0.5 million trade credit as of December 31, 2022. The net effect of sale of DSS Digital, inclusive of income tax, is a net gain of $2,333,000. This amount is included in Income (loss) from Discontinued Operations on the accompanying consolidated statement of operations.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2022	2021

Cash paid for interest	$3,270,000	$-

Non-cash investing and financing activities:
Termination of right of use lease asset	$-	$(744,000)
Termination of right of use lease liability	$-	$744,000
Shares received for loan origination fee	$-	$(3,000,000)
Shares received for prepaid loan interest	$-	$(2,440,000)
Right of use asset	$9,568,000	$-
Acquisition of APB net assets	$-	38,765,000
Shares issued in lieu of bonus cash	$6,221,000	$-
Purchase of notes receivable with Company stock	$8,717,000	$-
Purchase of marketable security with Company stock	$7,169,000	$-

19. SEGMENT INFORMATION

The Company’s nine businesses lines are organized, managed, and internally reported as five operating segments. One of these operating segments, Product Packaging, is the Company’s packaging and printing group. Product Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. A second, Biotechnology, invests in, or acquires companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. Biotechnology is also targeting unmet, urgent medical needs. A third operating segment, Securities and Investment Management (“Securities”) was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. The fourth segment, Direct, provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. The fifth business line, Commercial Banking, is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

Our segment structure presented below represents a change from the prior year for the inclusion of our Biotechnology, Securities, and Commercial Lending segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the year ended December 31, 2022 and 2021, as necessary, below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the twelve months ended December 31, 2022 and 2021 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2022	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$17,973,000	$764,000	$21,989,000	$-	$6,581,000	$-	$47,307,000
Depreciation and amortization	715,000	-	413,000	1,113,000	9,093,000	129,000	11,463,000
Cost of revenue	16,960,000	1,041,000	9,828,000	-	8,995,000	639,000	37,463,000
Interest expense	140,000	-	1,000	-	2,769,000	-	2,910,000
Interest Income	2,000	12,000	18,000	378,000	204,000	15,000	629,000
Stock based compensation	1,000	-	-	-	-	3,000	4,000
Net income (loss) from continuing operations	(1,234,000)	(459,000)	(40,182,000)	(7,462,000)	(8,240,000)	(12,037,000)	(69,664,000)
Capital expenditures	1,612,000	-	384,000	276,000	18,000	4,000	2,294,000
Identifiable assets	24,641,000	48,240,000	27,526,000	53,069,000	83,873,000	11,566,000	248,915,000

Year Ended December 31,2021	Product Packaging	Commercial Lending	Direct	Biotechnology	Securities	Corporate	Total
Revenue	$15,315,000	$250,000	$3,379,000	$83,000	$1,196,000	$52,000	$20,275,000
Depreciation and amortization	612,000	-	461,000	1,113,000	1,833,000	303,000	4,236,000
Cost of revenue	13,087,000	-	1,401,000	-	2,227,000	109,000	16,824,000
Interest expense	62,000	-	2,000	1,000	114,000	17,000	196,000
Stock based compensation	3,000	-	-	-	-	43,000	46,000
Net income (loss) from continuing operations	710,000	(303,000)	(17,709,000)	(2,536,000)	(4,582,000)	(11,749,000)	(36,084,000)
Capital expenditures	4,296,000	-	9,798,000	-	56,794,000	189,000	71,077,000
Identifiable assets	23,575,000	32,964,000	50,659,000	56,425,000	64,701,000	54,383,000	282,707,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 11.0% of total revenue for 2022 (11.0% - 2021). Revenue is allocated to individual countries by customer based on where the product is shipped. The Company had no long-lived assets in any country other than the United States for any period presented.

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2022
Packaging Printing and Fabrication	$17,499,000
Commercial and Security Printing	474,000
Total Printed Products	$17,973,000

Twelve months ended December 31, 2021
Packaging Printing and Fabrication	$15,187,000
Commercial and Security Printing	352,000
Total Printed Products	$15,539,000

Direct Marketing

Twelve months ended December 31, 2022
Direct Marketing Internet Sales	$21,989,000
Total Direct Marketing	$21,989,000

Twelve months ended December 31, 2021
Direct Marketing Internet Sales	$3,259,000
Total Direct Marketing	$3,259,000

Rental Income

Twelve months ended December 31, 2022
Rental income	$6,287,000
Total Rental Income	$6,287,000

Twelve months ended December 31, 2021
Rental income	$1,203,000
Total Rental Income	$1,203,000

Commission Income

Twelve months ended December 31, 2022
Commission income	$294,000
Total commission income	$294,000

Twelve months ended December 31, 2021
Commission income	$-
Total commission income	$-

Management Fee Income

Twelve months ended December 31, 2022
Management fee income	$134,000
Total Management fee income	$134,000

Twelve months ended December 31, 2021
Management fee income	$24,000
Total Management fee income	$24,000

Net Investment Income

Twelve months ended December 31, 2022
Net investment income	$630,000
Total Net Investment Income	$630,000

Twelve months ended December 31, 2021
Net investment income	$250,000
Total Net Investment Income	$250,000

20. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2022, and December 31, 2021, was approximately $3,319,000 and $4,909,000 respectively. During the year ended December 31, 2022 and December 31, 2021, the Company recorded unrealized loss on this investment of approximately $1,590,000 and $1,920,000, respectively.

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

On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”), a related party, to purchase from the Seller’s its wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805. IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. The Sellers largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Company’s board of directors and its largest shareholder. At December 31, 2022 the full value of this investment was impaired.

On August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. The Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the year ended December 31, 2022.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,200 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS owns approximately 53% of APB, and as a result its operating results have been included in the Company’s financial statements beginning September 9, 2021. The Company incurred approximately $36,000 in cost associated with the acquisition of APB which were recorded as general and administrative expenses. The acquisition of APB meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. Since acquisition, APB has incurred approximately $895,000 of net losses, of which approximately $361,000 of loss incurred is attributable to non-controlling interest. The next largest shareholder of APB is Alset EHome International, Inc. (“AEI”). AEI’s Chairman and CEO, Heng Fai Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company. The CEO of the Company, Mr. Frank D. Heuszel, also has an approximate 2% equity position of APB.

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 8”) with Borrower 8, a company registered in Taiwan. Note 8 has a principal balance of $52,000 and incurred no interest through the maturity date of December 31, 2021. The outstanding principal at December 31, 2022 and December 31, 2021 is $63,000 and $52,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to extend the maturity date through April 2023 bearing interest rate of 18%.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2022 and December 31, 2021, $3,000,000 is included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2022 $3,000,000 is included in Current portion of long-term debt, net on the consolidated balance sheet.

On November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,469,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International Limited (“Alset International”), a related party, to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued but unpaid interest of $367,400 through May 15, 2022. This transaction was finalized in July 2022.

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

21. SUBSEQUENT EVENTS

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 29, 2022, the Company’s Board of Directors (the “Board”) approved replacing Turner, Stone & Company, LLP (the “Former Accountant”) as our independent registered public accounting firm, with Grassi & Co. CPAs, P.C. (the “New Accountant”) as our independent registered public accounting firm, effective July 1, 2022. The engagement of the New Accountant was recommended and approved by the Board.

The Former Accountant’s audit report on our financial statements for the year ended December 31, 2021 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of Turner, Stone & Company, LLP on our financial statements for the year ended December 31, 2021 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

For the years ended December 31, 2021 and 2020 and the interim period ending June 30, 2022, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant or the Previous Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant or Previous Accountant, would have caused them to make reference thereto in their reports on the financial statements for such periods.

For the years ended December 31, 2021 and 2020 and the interim period ending June 30, 2022, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K): as disclosed in Part II, Item 9A of the Company’s Form 10-K/A for the year ended December 31, 2021, the Former Accountant advised the Company that the internal controls necessary for the Company to develop reliable financial statements for such period did not exist; and as disclosed in the Company’s Current Report on Form 8-K dated December 3, 2021, the Previous Accountant advised the Company that the internal controls necessary for the Company to develop reliable financial statements for such period did not exist.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2022. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weakness have been identified in the Company’s internal control over financial reporting as of December 31, 2022:

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

Changes in Internal Control over Financial Reporting

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2022, and subsequently in 2023, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2023 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company has hired a Controller, Director of External Reporting, Senior Accountant and Cost Accountant in 2022. The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	Procedures have been enhanced and count sheets modified to ensure accuracy of physical inventory counts.
●	All manual journal entries are reviewed by an independent person prior to inclusion in the financial statements.
●	Capital spend levels of approvals have been set to include the CEO, CFO, the executive team and the Board of Directors.
●	The Company has engaged an external, independent tax firm, to prepare its annual tax provision to ensure the proper processes, procedures, and controls are in place to adequately prepare and report upon its income tax position.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2022 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the quarter ended December 31, 2022, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Please see the disclosure related to the winding down of our intellectual property monetization business included in ITEM 1 – BUSINESS, Overview, Strategic Business Plan, Exiting Unprofitable Business Lines, which information is incorporated in this Item 9B by reference.

DSS intends to hold its 2022 Annual Meeting of Stockholders at the end of the third quarter of 2023.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the Company’s stockholders to have the opportunity to cast a non-binding advisory vote regarding the approval of the compensation disclosed in this Proxy Statement of the Company’s Named Executive Officers included in the summary compensation table and related disclosures. As discussed in the “Executive Compensation” section below, the Company has disclosed the compensation of the Named Executive Officers pursuant to rules adopted by the SEC. We believe that our compensation policies for the Named Executive Officers are designed to attract, motivate and retain talented executive officers and are aligned with the long-term interests of the Company’s stockholders. This advisory stockholder vote, commonly referred to as a “say-on-pay vote,” gives you as a stockholder the opportunity to approve or not approve the compensation of the Named Executive Officers that is disclosed in this Proxy Statement by voting for or against the following resolution (or by abstaining with respect to the resolution): RESOLVED, that the stockholders of DSS, Inc. approve all of the compensation of the Company’s executive officers who are named in the Summary Compensation Table of the Company’s 2022 Proxy Statement, as such compensation is disclosed in the Company’s 2022 Proxy Statement pursuant to Item 402 of Regulation S-K, which disclosure includes the Proxy Statement’s Summary Compensation Table and other executive compensation tables and related narrative disclosures. Because your vote is advisory, it will not be binding on either the Board of Directors or the Company. However, the Company’s Compensation and Management Resources Committee will take into account the outcome of the stockholder vote on this proposal at the Annual Meeting when considering future executive compensation arrangements. In addition, your non-binding advisory votes described in this Proposal 3 will not be construed: (1) as overruling any decision by the Board of Directors, any Board committee or the Company relating to the compensation of the Named Executive Officers, or (2) as creating or changing any fiduciary duties or other duties on the part of the Board of Directors, any Board committee or the Company.

Our executive officers and directors as of the date of this report are as follows:

NAME	POSITION
Frank D. Heuszel Jason Grady Todd D. Macko Ambrose Chan Heng Fai John “JT” Thatch José Escudero Sassuan Samson Lee Wai Leung William Wu Tung Moe Chan Hiu Pan Joanne Wong Shui Yeung Frankie Wong

Chief Executive Officer, Director

Chief Operating Officer

Chief Financial Officer

Director, Chairman

Director

Independent Director

Independent Director

Lead Independent Director

Director

Independent Director

Independent Director

Biographical and certain other information concerning the Company’s officers and directors is set forth below. Except for Mr. Ambrose Chan Heng Fai and his son Mr. Tung Moe Chan, there are no familial relationships among any of our directors. Except as indicated below, none of our directors is a director of any other reporting companies. None of our directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our directors, or any associate of any such director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. Each executive officer serves at the pleasure of the Board of Directors.

Name	Age	Director/Officer Since	Principal Occupation or Occupations and Directorships

Frank D. Heuszel	66	2018

Mr. Frank D. Heuszel currently serves as the Chief Executive Officer of DSS, Inc. (“DSS”), a NYSE American publicly traded company. He manages the strategic direction, growth, day to day operations, and governance of the New York based multinational company operating businesses in bio-health and bioscience, healthcare, securities trading and management platforms, blockchain technology, direct marketing, real estate, alternative energy, brand protection technology and securitized digital assets, with offices in Houston, Tx., Rochester, NY, Victor, NY, Dallas, Tx., Nashville, Tn., Winter Haven, Fl., Singapore, Malaysia, and Hong Kong.

Mr. Heuszel, 66, became DSS’s Chief Executive Officer and Interim Chief Financial Officer in April 2019. He has served as a member of DSS’s board of directors since July 2018 and served as chairman of the company’s Audit Committee from July 2018 to April 2019.

Heuszel has extensive expertise in a wide array of strategic, business, turnaround, and regulatory matters across several industries as a result of his executive management, educational, and operational experience. Prior to joining DSS, Mr. Heuszel had a very successful career in commercial banking. For over 35 years, Heuszel served in many senior executive roles with major US and international banking organizations. As a banker Mr. Heuszel has served as General Counsel, Director of Special Assets, Credit Officer, Chief Financial Officer and Auditor. Mr. Heuszel currently serves as CEO of the Texas bank holding company, American Pacific Bancorp. Mr. Heuszel also operates a successful law practice focuses on the regulation and operation of banks, management of bank litigation, corporate restructures, and merger and acquisitions. In addition to being an attorney and executive manager, Mr. Heuszel is also a Certified Public Accountant (retired), and a Certified Internal Auditor.

Mr. Heuszel also serves as a director of a Texas community bank, Herring Bank of Amarillo, Texas As a director, Mr. Heuszel also serves as Chairman of the Audit Committees. Mr. Heuszel was appointed to those position in May 2022.

Mr. Heuszel was born in Branson, Missouri, graduated from the University of Texas at Austin from the McCombs School of Business in 1979 and received his Doctorate of Jurisprudence with honors from South Texas College of Law in 1990. Frank received his certification as a Certified Public Accountant and as a Certified Internal Auditor in 1985.

Mr. Heuszel is also a member of the Texas State Bar, the Houston Bar Association, Association of Corporate Counsel, Texas Society of Certified Public Accountants, and the State Bar of Texas Bankruptcy Section.

Jason Grady	48	2018

Mr. Jason Grady has served as Chief Operating Officer of the

Company since August of 2019 and, since July 2018, Mr. Grady has also served as President of Premier Packaging Corporation, a multi-division folding carton and security packaging company and wholly-owned subsidiary of the Company. From April 2010 through July 2018, Mr. Grady served as the Company’s Vice President of Sales. As COO, Mr. Grady’s role includes the operational management of multiple divisions, advising the direction of each of the company’s newly-formed subsidiaries, and the research and development of emerging market opportunities across diverse business operations. Mr. Grady’s roles have included strategic leadership and driving key initiatives that include re-engineering sales organizations, new business development, international sales, sales management and corporate marketing. He was responsible for the overall management of multi-divisional sales including anti-counterfeit & authentication solutions, enterprise security software technologies, and document security printing. Prior to his success at DSS, Mr. Grady served as Vice President of Marketing for the Parlec Corporation, a multi-market machine tool manufacturer; as the Director of Business Development for Berlin Packaging Corporation, a custom ridged box and folding carton manufacturer; and as a sales and marketing executive for OutStart, Inc., an enterprise e-learning software company. Mr. Grady obtained an undergraduate degree in Marketing and Communications and a Master’s Degree in Business Administration from the Rochester Institute of Technology.

Todd D. Macko	50	2020	Mr. Todd D. Macko was promoted to Chief Financial Officer on August 16, 2021. Mr. Macko previously served as the Interim Chief Financial Officer and Vice President of Finance of DSS. As the Interim Chief Financial Officer and Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Chief Executive Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained is Bachelor of Science in Accounting from Rochester Institute of Technology.

Ambrose Chan Heng Fai	77	2017

Mr. Ambrose Chan Heng Fai has served as an Executive director of DSS, Inc. (formerly known as Document Security Systems, Inc.), a New York Stock Exchange Listed company, since January 2017 and as Executive Chairman of the Board since March 2019. Mr. Chan founded Alset EHome International, Inc. and has served as Chairman of the Board and Chief Executive Officer since inception in March 2018. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset EHome International Inc.’s subsidiary Alset International Limited (“Alset”), a publicly traded company on the Singapore Stock Exchange, since April 2014. Mr. Chan joined the Board of Directors of Alset in May 2013. Mr. Chan has served as a Director of Sharing Services Global Corporation since April 2020. Mr. Chan has served as a director of Alset’s 99.69%-owned subsidiary GigWorld Inc. since October 2014. He also served as a director of Alset’s indirect subsidiary LiquidValue Development Inc. since January 2017. Mr. Chan has also appointed as Chairman and Chief Executive Officer of Alset Capital Acquisition Corp, a New York Stock Exchange Listed company, since October 2021. In addition, Mr. Chan appointed as a board member of Value Exchange International, Inc. since December 2021.

From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited, an investment holding company which traded on the Hong Kong Stock Exchange. Mr. Chan had previously served as a member of the Board of Zensun Enterprises Limited from September 1992 to July 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Pte Ltd (formerly known as SingHaiyi Group Limited, previously a listed company with Singapore Stock Exchange), the investment and management company, from March 2003 to January 2013, which under his leadership, transformed from a failing store-fixed business provider with net asset value of less than $10 million into a property trading and investment company and finally to a property development company with net asset value over $150 million before Mr. Chan ceded controlling interest in late 2012. From 1997 to 2002, Mr. Chan served as Executive Chairman of China Gas Holdings Limited, a formerly failing fashion retail company listed on the Hong Kong Stock Exchange, which under his direction, was restructured to become one of the few large participants in the investment in and operation of city gas pipeline infrastructure in China.

Mr. Chan served as Chairman and Director of American Pacific Bank. In 1987, Mr. Chan acquired American Pacific Bank, a full-service U.S. commercial bank, and brought it out of bankruptcy. He recapitalized, refocused and grew the bank’s operations. Under his guidance it became a NASDAQ-listed high asset quality bank with zero loan losses for over five consecutive years before it was ultimately bought and merged into Riverview Bancorp Inc.

Mr. Chan was formerly a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He also served as a director of Skywest Ltd., a public Australian airline company, from 2005 to 2006. Mr. Chan served as a member of the Board of Directors of RSI International Systems, Inc., the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019. Mr. Chan served as a non-executive director of Holista CollTech Ltd., a publicly traded company on the Australia Stock Exchange, from July 2013 to June 2021. Mr. Chan also served as a member of the Board of Directors of OptimumBank Holdings, Inc., a NASDAQ Listed company, from June 2018 to April 2022.

Mr. Chan has committed that the majority of his time will be devoted to managing the affairs of our company; however, Mr. Chan may engage in other business ventures, including other technology-related businesses.

John “JT” Thatch	60	2019	Mr. John “JT” Thatch serves as SHRG’s Chief Executive Officer, has served as a director of DSS, Inc., since May 9, 2019, and as Lead Independent Director at DSS, Inc. since December 9, 2019, through June 2022. Mr. Thatch is an accomplished, energetic, entrepreneur-minded executive who has the vision and knowledge to create growth and shareholder value any organization. Mr. Thatch has successfully started, owned, and operated several sized businesses in various industries, including service, retail, wholesale, on-line learning, finance, real estate management and technology companies. Since March 2018, Mr. Thatch has served as the President, Chief Executive Officer and Vice Chairman of Sharing Services Global Corporation, a publicly traded holding company focused in the direct selling and marketing industry. He is a minority member of Superior Wine & Spirits, a Florida-based wholesale company since February of 2016. Mr. Thatch served as Chief Executive Officer of Universal Education Strategies, Inc. from January 2009 to January 2016, an organization the development and sales of educational products and services. From 2000 – 2005, he was the Chief Executive Officer of Onscreen Technologies, Inc., currently listed on NASDAQ as Orbital Energy Group “OEG”, a global leader in the development of cutting-edge thermal management technologies for integrated LED technologies, circuits, superconductors, and solar energy solutions. Mr. Thatch was responsible for all aspects of the company including board and stockholder communications, public reporting and compliance with Sarbanes-Oxley, structuring and managing the firm’s financial operations, and expansion initiatives for all corporate products and services. Mr. Thatch’s public company financial and management experience in the strategic growth and development of various companies qualify him to Board serve on the Company’s Board of Directors and audit committees.

José Escudero	47	2019

Mr. José Escudero’s career is focused on business transformations, including turnaround, growth and M&A situations. He has led large performance transformation programs within companies of various industries and countries, including retail, fashion & luxury, hotel and the new economy related to digitalization transformation and crypto world. Mr. Escudero has been member of different Boards of Directors and Direction Committees of many companies in different countries. He has been also working as expert for the leading private equity firms like: Harvard Investment Group (HIG), Advent, Goldman Sachs, etc. He has been working in financial analysis, transactional support and strategy business development as well as operating management in first level of international companies. Also, he has worked in more than 10 countries along his career (Singapore, HK, US, UK, Brazil, Spain, etc.).

Mr. Escudero worked as a Partner at BMI Capital Partners from September 2013 to November 2019. Mr. Ecudero has worked as Certisign’s Chief Strategy and M&A Officer since November 2019. He is currently working as partner of the Managing Consulting firm Hallman & Burke, and previously worked for the Spanish M&A boutique Ambers & Co. He started his career in PwC.

Mr. Escudero has a B.Sc. in Economics from the Francisco de Vitoria University (Madrid, Spain) where he ranked number one of the promotion. He has a Masters degree in Corporate Finance and Investment Banking from the Options & Futures Institute. Currently he is enrolled in Harvard University in Business Postgraduate studies. He collaborates with different Organizations and Business Schools as speaker and professor.

Mr. Escudero’s experience in mergers and acquisitions, corporate finance, and international trade along with his education in economics and finance and investment banking qualify him to serve on the Company’s Board of Directors and as a member of the Compensation and Management Resources Committee and the Nominating and Corporate Governance Committee.

Sassuan Samson Lee	51	2019	Mr. Samson Lee (or Sam) is a prominent entrepreneur and FinTech executive with over 25 years’ experience in the digital economy industry. He actively gives back and contributes to the industry, with solid track record in commercializing various blockchain, digital asset and e-business projects. Some of his recent projects includes, Winner of the “Asia Futurist Leadership Award” organized by the “Association of Family Offices in Asia”, Completion of two projects in the Fintech Proof-of-Concept Subsidy Scheme organized by The Financial Services and the Treasury Bureau (FSTB) of Hong Kong, Winner of “Security Tokens Realised Awards London 2020”, Co-organizer of TADS Awards, the world’s first international awards for Tokenized Assets & Digitized Securities, inaugurated in 2020, Co-organizer of Digital Asset Series (DAS), one of the first and largest educational seminar in Asia, supported by 3 government bodies, 5 universities and 7 industry organizations, Honorary Guest Lecturer & Fintech and Blockchain Committee of Hang Seng University of Hong Kong - EDC (2019-2020), Author of the “Digital Asset Year” chapter of “Welcome to the New Era of Finance - Hong Kong’s Fintech Practice and Prospects” book, published by Hong Kong University of Science and Technology, Co-chairman of “Asia Pacific Digital Economy Institute”, Co-chairman of “NFT Association of Hong Kong”. Mr. Lee graduated with an MBA and a Master of Science degrees from the Hong Kong University of Science and Technology, and a Bachelor of Commerce degree from the University of Toronto.

Wai Leung William Wu	56	2019

Mr. Wu, aged 56, holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996. Mr. Wu was the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) (a company listed on the Main Board of the Stock Exchange, stock code: 00188) from April 2006 to September 2010. He was also a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu has been appointed as the non-executive, independent member of the board of DSS, Inc. (a company listed on the New York Stock Exchange, stock code: DSS) since October 2019, the independent director of Alset EHome International Inc. (a company listed on NASDAQ, stock code: AEI) since November 2020, the independent nominee director of Alset Capital Acquisition Corp. (a company listed on NASDAQ, stock code: ACAX) since January 2022 and the independent non-executive director of JY Grandmark Holdings Limited (a company listed on the Main Board of the Stock Exchange, stock code: 02231) since November 2019. Mr. Wu has also been appointed as managing director, Investment Banking of Glory Sun Securities Limited from January 2019 to May 2022.

Mr. Wu previously worked for a number of international investment banks and possesses over 29 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses. He is a registered license holder to carry out Type 6 (advising on corporate finance) and Type 9 (asset management) regulated activities under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong). He has been appointed as a member of the Guangxi Zhuang Autonomous Region Committee of the Chinese People’s Political Consultative Conference since January 2013. Mr. Wu has been appointed as Independent Non-executive Director since February 2015 and is also the Chairman of Audit Committee and a member of the Remuneration Committee and Nomination Committee.

Tung Moe Chan	44	2020

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

Shui Yeung Frankie Wong	52	2022	Wong Shui Yeung joined the Board of Directors of our company in July 2022. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. and Alset Inc. since January 2022 and November 2021 respectively, the shares of which are listed on NASDAQ. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB. Mr. Wong was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited.

			Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee and Nominations and Corporate Governance Committee.

Hiu Pan Joanne Wong		55 2022	Ms. Joanne Wong has been Director and Responsible Offices (SFC), BMI Funds Management Limited since August 6, 2014. She has participated as the management role in fund administrator activities in A-Link Services Limited and Global Intelligence Trust Limited since 2020 and 2018. Ms. Wong graduated from The Chinese University of Hong Kong (CUHK) with an Honors Bachelor’s degree in Chemistry 1999. She has expertise in an array of strategic, business, turnaround and regulatory matters spanning across several industries. Ms. Wong’s experience in turnaround and regulatory matters across several industries makes her an asset to the Board.

Board of Directors and Committees

The Company has determined that each of Mr. Wai Leung William Wu, Mr. Sassuan Samson Lee, Mr. Shui Yeung Frankie Wong, Ms. Hiu Pan Joanne Wong and Mr. José Escudero qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In fiscal 2022, each of the Company’s independent directors attended or participated in approximately 86% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. All directors attended last year’s annual general meeting. During the fiscal year ended December 31, 2022, the Board held three meetings and acted by written consent on eight occasions.

Effective July 8, 2022, the Board of Directors elected Mr. Shui Yeung Frankie Wong as a non-executive member of the Company’s Board of Directors. Mr. Wong will serve as an independent director and serve on the Audit Committee and the Nominating and Corporate Governance Committee.

Effective July 11, 2022, the Board of the Company elected Ms. Hiu Pan Joanne Wong as an independent, non-executive director of the Board.

On or around June 2022, Mr. Thatch was no longer considered an independent director under the New York Stock Exchange listing standards. Mr. Thatch remains a member of the Company’s Board. On July 22, 2022, Mr. Wai Leung William Wu was appointed Lead Independent Director and Chairman of the Audit Committee.

On August 19, 2021, Lo Wah Wai resigned as a member of the Board. Mr. Lo’s resignation was accepted and became effective August 20, 2021. Mr. Lo did not resign from the Board as a result of any disagreement related to the Company’s operations, policies or practices but rather due to his “heavy workload and commitment in other corporations”.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held five meetings in 2021 and acted by written consent twice. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of December 31, 2021, the Audit Committee was comprised of Mr. Thatch, Mr. Wu and Mr. Lee. Mr. Thatch is no longer a member of the Audit Committee. As of July 22, 2022, the Audit Committee is comprised of Mr. Wu, who serves as Chairman of the Audit Committee, Mr. Shui Yeung Frankie Wong, and Mr. Escudero. Each of Messrs. Wu and Escudero is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Wong is financially sophisticated. Each of Mr. Wu, Mr. Escudero and Mr Wong is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to reviewing and making recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee met once in 2021. The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee consists of Mr. Escudero, Mr. Wu and Mr. Wong, with Mr. Escudero as the Chairman. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter, are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company’s executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers (a) all elements of compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company’s major long-term incentive plans applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee’s purpose. The Compensation and Management Resources Committee may request any officer or employee of the Company or the Company’s outside counsel to attend a meeting of the Compensation and Management Resources Committee or to meet with any members of, or consultants to, the Compensation and Management Resources Committee. The Company’s Chief Executive Officer does not attend any portion of a meeting where the Chief Executive Officer’s performance or compensation is discussed, unless specifically invited by the Compensation and Management Resources Committee.

The Compensation and Management Resources Committee has the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of director, Chief Executive Officer or other executive officer compensation or employee benefit plans and has sole authority to approve the consultant’s fees and other retention terms. The Compensation and Management Resources Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other experts, advisors and consultants to assist in carrying out its duties and responsibilities and has the authority to retain and approve the fees and other retention terms for any external experts, advisors or consultants.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. As of December 31, 2021, the Nominating and Corporate Governance Committee consisted of Mr. Thatch, the Chairman of the committee, Mr. Lee and Mr. Escudero, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). On July 22, 2022, Mr. Shui Yeung Frankie Wong was appointed to the Nominating and Corporate Governance Committee as Chair of the Committee. The members of the Nominating and Corporate Governance Committee were confirmed to be Mr. Shui Yeung Frankie Wong, Ms. Wong, and Mr. Escudero.

The Nominating and Corporate Governance Committee met twice during 2021 and did not act by written consent in 2021. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by stockholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors. Currently, the Nominating and Corporate Governance Committee does not have an explicit policy regarding diversity, however, when considering candidates nominees shall not be discriminated against based on race, religion, national origin, sex, disability or any other basis proscribed by applicable law.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, and all other corporate governance documents, are available on the Corporate Governance section of our web site at www.dsssecure.com.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2022 and 2021:

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Frank D. Heuszel, Chief Executive Officer	2022	$260,000	28,442	-	-	-	-	26,196	$314,639
	2021	$260,000	-	-	-	-	-	40,587	$300,587
Jason T. Grady, Chief Operating Officer	2022	$210,000	10,000	-	-	-	-	16,735	$236,735
	2021	$204,038	200,000	-	-	-	-	29,100	$433,138
Todd D. Macko, Chief Financial Officer	2022	198,000	42,887					17,154	258,041
	2021	$172,154	115,513	-	-	-	-	25,900	$313,567

(1)	Represents the total grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 12 to our financial statements for the year ended December 31, 2021 or December 31, 2022.

(2)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.

Employment and Severance Agreements

Frank D. Heuszel has served as the Company’s Chief Executive Officer since April 11, 2019, was the Company’s Interim Chief Financial Officer since April 17, 2019 from that date until October 28, 2020. Upon his appointment, the Company agreed to pay Mr. Heuszel cash compensation in the amount of $7,500 per month for his combined services as Interim Chief Executive Officer and Chief Financial Officer. On August 27, 2019, the Company entered into an executive employment agreement with Mr. Heuszel. Pursuant to the agreement, Mr. Heuszel was entitled to receive an annual base salary of $165,000, payable bi-weekly, and was entitled to be eligible to receive an annual performance bonus in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. In the event of a change in control of the Company or the termination of Mr. Heuszel’s employment without cause, Mr. Heuszel was entitled to receive four-months’ salary, payable monthly. In October 2020, this Employment Contract was extended on the same general terms to expire on December 31, 2021. Commencing January 1, 2021, the Company and Mr. Heuszel have entered into a new three-year Employment Contract schedule to terminate on December 31, 2023. Under the terms of this Employment Contract, Mr. Heuszel is entitled to receive an annual base salary of $260,000, payable bi-weekly, and he is eligible to receive an annual performance bonus in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. As in his previous employment agreement, in the event of his termination without cause, Mr. Heuszel shall receive four-months’ salary, payable monthly.

Affective January 1, 2022, the Company entered in an executive employment agreement with Mr. Jason Grady, the Company’s Chief Operating Officer covering the period of January 1, 2022 through December 31, 2023. Pursuant to the agreement, Mr. Grady shall receive an annual base salary of $210,000 and shall be eligible to receive an annual performance bonus, in an amount up to 100% of his base salary, upon the Company’s achievement of certain net income and gross revenue milestones. In the event of a change in control of the Company or the termination of Mr. Grady’s employment without cause, he shall be entitled to receive four-month’s base salary.

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

Affective January 1, 2022, the Company entered in an executive employment agreement with Mr. Todd D. Macko, the Company’s Chief Financial Officer covering the period of January 1, 2022 through December 31, 2023. Mr. Macko shall receive a base pay $198,000 annually and shall be eligible to receive an annual performance bonus, in an amount up to 80% of his base salary, upon the Company’s achievement of certain net income and EBITDA milestones. In the event of a change in control of the Company or the termination of Mr. Macko’s employment without cause, he shall be entitled to receive four-month’s base salary.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, there were no outstanding equity awards to our Named Executive Officers.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2022:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Current Directors
Frank D. Heuszel	$-	$-	$-	$-
Heng Fai Ambrose Chan	$-	$-	$7,208,031	$7,208,031
John “JT” Thatch	$11,500	$-	$-	$11,500
Sassuan (Samson) Lee	$30,300	$-	$-	$30,300
José Escudero	$29,600	$-	$-	$29,600
Wai Leung William Wu	$31,800	$-	$-	$31,800
Hiu Pan Joanne Wong	$7,35013,250	$-	$-	$13,250
Shui Yeung Frankie Wong	$7,85014,500			$14,500
Tung Moe Chan	$-	$-	$-	$-

(1)	Represents the total grant date fair value of stock awards computed in accordance with FASB ASC 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 13 to our consolidated financial statements.
(2)	In connection with his employment contract as an officer of the Company, Mr. Chan received $7,208,031 as a performance bonus, of which approximately $1,020,000 was paid in cash and the remainder in DSS common stock.

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

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants for March 14, 2022

The percentages of shares beneficially owned are based on 139,017,172 shares of our Common Stock issued and outstanding as of March 13, 2023, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 13, 2023, plus (b) the number of shares such person has the right to acquire within 60 days of March 13, 2023.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Share Beneficially Owned
Heng Fai Ambrose Chan (1)	81,786,142	58.8%
John “JT” Thatch	1,020	*
Sassuan (Samson) Lee	1,020	*
José Escudero	1,020	*
Frank D. Heuszel	2,493	*
Wai Leung William Wu	152,040	*
Jason Grady	2,493	*
Todd D. Macko	1,667	*
Tung Moe Chan	-	-
All officers and directors as a group (9 persons)	81,947,895	58.9%

5% Shareholders
Global BioMedical Pte Inc.	6,232,671	4.5%
Alset International Limited	21,366,177	15.4%
Alset, Inc.	35,213,416	25.3%

* Less than 1%.

(1)

The beneficial ownership of Heng Fai Chan includes 81,786,142 shares of common stock, consisting of (a) 59,552 shares of common stock held by Heng Fai Holdings Limited, an entity controlled by Heng Fai Chan; (b) 18,914,326 shares of common stock held by Heng Fai Chan directly; (C) 6,232,671 shares of common stock held by Global Biomedical Pte. Ltd.; and (d) 21,366,177 shares of common stock held by Alset International Limited (e) 35,213,416 shares of common stock held by Alset Inc.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2022.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	5,000	$43.50	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-

2020 Employee, Director and Consultant Equity Incentive Plan	-	-	-	3,513,130

Total	-	5,000	$43.50	3,513,130

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

The Company owns 127,179,311 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of September 30, 2022, and December 31, 2021, was approximately $3,370,000 and $4,909,000 respectively. During the year ended December 31, 2022 and December 31, 2021, the Company recorded unrealized loss on this investment of approximately $1,590,000 and $1,920,000, respectively.

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

On March 18, 2021, the Company entered into an agreement with Alset EHome International, Inc. (“Seller”), a related party, to purchase from the Seller’s its wholly owned subsidiary Impact Oncology PTE Ltd. (“IOPL”) for a purchase price $2,480,000. The acquisition of IOPL has been treated as an asset acquisition as IOPL does not meet the definition of a business as defined in Topic 805. IOPL owns 2,480,000 shares of common stock of Vivacitas along with the option to purchase an additional 250,000 shares of common stock. The Sellers largest shareholder is Mr. Heng Fai Ambrose Chan, the Chairman of the Company’s board of directors and its largest shareholder. Investment was fully impaired at December 31, 2022.

On or about August 28, 2020, the Company’s wholly owned subsidiary, DSS Securities, Inc. entered into a corporate venture to form and operate a real estate title agency, under the name of Alset Title Company, Inc, a Texas corporation (“ATC”). DSS Securities, Inc. shall own 70% of this venture with the other two shareholders being attorneys necessary to the state application and permitting process. The Company’s CEO, who is a licensed attorney, has a stated non-compensated 15% ownership interest in the venture. There was minimal activity for the twelve months ended December 31, 2022.

On September 9, 2021, the Company finalized a stock purchase agreement (the “SPA”) with American Pacific Bancorp (“APB”), which provided for an investment of $40,000,000 by the Company into APB for an aggregate of 6,666,700 shares of the APB’s Class A Common Stock, par value $0.01 per share. Subject to the terms and conditions contained in the SPA, the shares issued at a purchase price of $6.00 per share. As a result of this transaction, DSS owns approximately 53% of APB, and as a result its operating results will be included in the Company’s financial statements beginning September 9, 2021. The Company incurred approximately $36,000 in cost associated with the acquisition of APB which were recorded as general and administrative expenses. The acquisition of APB meets the definition of a business with inputs, processes and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805. During the year ended December 31, 2022, APB had net loss of $895,000, of which, $361,000 is attributable to non-controlling interest. The next largest shareholder of APB is Alset EHome International, Inc. (“AEI”). AEI’s Chairman and CEO, Heng Fai Ambrose Chan, and a member of the AEI’s Board of Directors, Wu Wai Leung William, each serve on both the AEI Board and the Board of the Company. The CEO of the Company, Mr. Frank D. Heuszel, also has an approximate 2% equity position of APB. APB and the company in which APB owns marketable securities share a common director.

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 8”) with Borrower 8, a company registered in Taiwan. Note 8 has a principal balance of $52,000 and incurred no interest through the maturity date of December 31,2021. The outstanding principal at December 31, 2022 and December 31, 2021 is $63,000 and $52,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to extend the maturity date through April 2023 bearing interest rate of 18%.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on January 12, 2023, and contains an auto renewal period of three months. As of December 31, 2022 and December 31, 2021, $3,000,000 and $3,000,000, respectively, is included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on January 12, 2023, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2022 $3,000,000 is included in Current portion of long-term debt, net on the consolidated balance sheet.

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

On May 13, 2021, and later amended in April 2022, Sentinel Brokers, LLC, a subsidiary of the Company entered a revolving credit promissory note (“Note 4”) with Borrower 4, a company registered in the state of New York and related party. Note 4 has an aggregate principal balance up to $3,000,000, to be funded at request of Borrower 4. Note 4, which incurs interest at a rate of 6.65% is payable in areas until the principal is paid in full at the maturity date of May 13, 2023. As of December 31, 2022 and December 31, 2021, there was $309,000 and $0, respectively, outstanding on the, and is included in current notes receivable on the accompanying consolidated balance sheet. During the three months ended September 30, 2022, Sentinel Brokers converted approximately $1,364,000 of Note 4 into 13.64 preferred shares of Borrower 4. In December 2022, Sentinel LLC obtained 75% ownership of Sentinel Co. and all transaction are eliminated upon consolidation into DSS.

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

Sharing Services Global Corp

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

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,636, which amount represents the principal plus accrued interest. The detachable stock warrant to purchase the additional 333,333 shares of the Company’s Common Stock was forfeited by the Holder upon payment. The Company made the payment to HWH on August 9, 2022.

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

In February 2020, the Company, Alchemist Holdings, LLC (“Alchemist”), and a former Company officer entered into a Settlement Accommodation Agreement (the “Accommodation Agreement”) pursuant to which Alchemist and the former Company officer agreed to transfer to the Company 22.7 million shares of the Company’s Common Stock held by Alchemist, in settlement of certain obligations to the Company. Under the terms of the Accommodation Agreement, Alchemist and the former Company officer also agreed to transfer to the Company 15.6 million shares of the Company’s Common Stock held by Alchemist, to offset certain legal and other expenses incurred by the Company in connection with various related-party legal claims. Accordingly, in the fiscal year ended March 31, 2021, the Company and Alchemist caused the transfer to the Company, in the aggregate, of 38.3 million shares of the Company’s Common Stock then held by Alchemist, and the Company retired such redeemed shares. In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c)the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. During the nine months ended December 31, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

In July 2021, the Company, and American Premium Water Corporation (“American Premium”) entered into a business consulting agreement pursuant to which the Company provides consulting services to American Premium in exchange for a monthly fee of $4,166. Mr. John “JT” Thatch, a director of the Company, also serves on the Board of Directors of American Premium. During the three and nine months ended December 31, 2022, the Company recognized consulting fee income of $12,498 and 37,494, respectively. In August 2022, the Company executed a non-binding letter of intent with American Wealth Mining Corporation (“AWM”), a related party, allowing AWM to be the exclusive franchisee of Hapi Café in the State of New York.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our former independent public accounting firm, Turner Stone & Company, LLP, Dallas, Texas, PCAOB Auditor ID 76, for audit and review services for the fiscal year ended December 31, 2021 were approximately $464,000. The aggregate fees build for professional services rendered by Grassi&Co for audit and review services for the fiscal year ended December 31, 2022 was approximately $325,000.

The anticipated fees associated with the audit of the year ended December 31, 2021, is expected to range between $355,000 and $375,000. The aggregate fees billed for professional services rendered by our prior principal accountant, Freed Maxick CPAs, P.C., review services for the fiscal years ended December 31, was approximately $200,000.

Audit Related Fees

The aggregate fees billed for audit related services by our prior principal accountant, Freed Maxick CPAs, P.C., pertaining to comfort letter related to our registered offering during the years, consents for related registration statements and the audit of the Company’s employee benefit plan and review of the stand-alone financial statements for one of the Company’s subsidiaries, for the years ended December 31, 2021 approximated $51,000 The aggregate fees billed for audit related services by our former principal accountant, Turner Stone & Company, LLP, pertaining to comfort letter related to our registered offering during the years, consents for related registration statements and the audit of the Company’s employee benefit plan and review of the stand-alone financial statements for one of the Company’s subsidiaries, for the years ended December 31, 2021 approximated $33,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2022 and 2021 were approximately $143,000 and $52,700 respectively. In 2021, DSS engaged Greendyke Jencik & Associates CPAs, PLLC to render quarterly and year end tax provisions. The aggregate fees for 2022 and 2021 were approximately $8,000 and $7,000.

All Other Fees

There were no fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for other related services during the years ended December 31, 2021 and 2020.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for year ended December 31, 2020 and nine-months ended September 30, 2021, by our principal accountant, Freed Maxick CPAs, P.C. On December 2, 2021, Freed Maxick CPAs P.C. resigned as our independent registered public accounting firm, and on December 3, 2021, our Audit Committee approved Turner, Stone & Company, L.L.P. as our independent registered public accounting firm for the year ended December 31, 2021. On June 29, 2022, the Company’s Board of Directors (the “Board”) approved replacing Turner, Stone & Company, LLP (the “Former Accountant”) as our independent registered public accounting firm, with Grassi & Co. CPAs, P.C. (the “New Accountant”) as our independent registered public accounting firm, effective July 1, 2022. The engagement of the New Accountant was recommended and approved by the Board. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Freed Maxick CPAs, P.C., and Turner, Stone & Company, L.L.P.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).
3.2	Fourth Amended and Restated By-laws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated June 22, 2018).
3.3	Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated August 27, 2020).
3.4	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated November 6, 2020).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.2	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.3	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).
10.4	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).
10.5	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).
10.6	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).
10.7	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.30 to Form 10-K dated March 28, 2017).
10.8	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.31 to Form 10-K dated March 28, 2017).
10.9	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016 (incorporated by reference to exhibit 10.32 to Form 10-K dated March 28, 2017).
10.10	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated September 6, 2017).
10.11	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated September 6, 2017).

10.12	Securities Exchange Agreement, dated September 12, 2017, between Document Security Systems, Inc. and Hengfai Business Development Pte. Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated September 15, 2017).
10.13	2021 Employment Agreement entered by and between the Company and Frank Heuszel on November 13, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 19, 2020).
10.14	2020 Amendment entered by and between the Company and Frank Heuszel on November 13, 2020
10.15	Executive Employment Agreement with Mr. Jason Grady (incorporated by reference to exhibit 10.2 to Form 10-Q dated November 13, 2019).
10.16	Executive Employment Agreement with Mr. Heng Fai Ambrose Chan (incorporated by reference to exhibit 10.3 to Form 10-Q dated November 13, 2019).
10.17	2020 Amendment entered by and among the Company, DSS Cyber Security Pte. Ltd. and Heng Fai Chan on November 19, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 25, 2020).
10.18	2020 Employee, Director and Consultant Equity Incentive Plan *
10.19	Term Sheet dated March 3, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 6, 2020).
10.20	Promissory Note dated March 3, 2020 (incorporated by reference to exhibit 10.2 to Form 8-K dated March 6, 2020).
10.21	Form of Warrant (incorporated by reference to exhibit 10.3 to Form 8-K dated March 6, 2020).
10.22	Stockholder Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated March 6, 2020).
10.24	Share Exchange Agreement dated as of April 27, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 1, 2020.
10.25	Underwriting Agreement, dated June 16, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated June 19, 2020).
10.26	Underwriting Agreement, dated July 1, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 1, 2020).
10.27	Underwriting Agreement, dated July 28, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 31, 2020).
10.28	Securities Purchase Agreement, by and among, Sharing Services Global Corporation, and Decentralized Sharing Systems, Inc., dated April 5, 2021 (incorporated by reference to exhibit 1.1 to Form 8-K, filed with the Commission on April 9, 2021
10.29	Convertible Promissory Note, dated April 5, 2021 (incorporated by reference to exhibit 10.2 to Form 8-K filed with Commission on April 9, 2021)
10.30	Stock Purchase Agreement between Proof Authentication Corporation and Document Security Systems, Inc. dated May 7, 2021 Relating to the Purchase and Sale of 100% of the Shares of DSS Digital Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on May 11, 2021)
10.31	Underwriting Agreement between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to Form 8-K filed with the Commission on June 17, 2021)
10.32	Subscription Agreement by and among DSS, Inc. and Alset EHome International, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on September 10, 2021)
10.33	Stock Purchase And Share Subscription Agreement between Decentralized Sharing Systems, Inc., and DSS, Inc. relating to the purchase of Sharing Services Global Corporation shares (incorporated by reference to exhibits 10.1 and 10.2 of the Form 8-K filed with the Commission on December 29, 2021)
10.34	Stock Purchase Agreement dated as of January 18, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.35	Stock Purchase Agreement dated as of January 18, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.36	Stock Purchase Agreement dated as of January 25, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.37	Assignment and Assumption Agreement dated as of February 25, 2022, by and between DSS, Inc. and Alset International Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on February 25, 2022)
10.38	Convertible Promissory Note Agreement, as between the Alset International Limited and American Medical REIT Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on February 25, 2022)
10.39	Amendment to Stock Purchase Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on March 1, 2022)
10.40	True Partner Stock Purchase Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on March 1, 2022)
10.41	True Partner Termination Agreement, between DSS, Inc. and Alset EHome International Inc., dated as of February 28, 2022 (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Commission on March 1, 2022)
10.42	DSS Termination Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the Commission on March 1, 2022)
10.43	Certificate of Amendment of Certificate of Incorporation of DSS, Inc., dated June 2, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Commission on June 3, 2022)
10.44	Amendment No. 1 to Fifth Amended and Restated By-laws of DSS, Inc., dated June 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the Commission on June 3, 2022)
10.45	Assignment and Assumption Agreement, by and between Alset International Limited and DSS, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on July 14, 2022)
10.46	Convertible Promissory Note as between the Alset International Limited and American Medical REIT Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on July 14, 2022)
10.47	Amendment No.1 to Assignment and Assumption Agreement as between DSS, Inc. and Alset International Limited (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Commission on July 14, 2022)
21.1	Subsidiaries of Document Security Systems, Inc.*
23.2	Consent of Turner, Stone & Company, L.L.P
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSS, INC.

March 31, 2023	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

March 31, 2023	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2023	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

March 31, 2023	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

March 31, 2023	By:	/s/ Jason Grady
Jason Grady Chief Operating Officer

March 31, 2023	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

March 31, 2023	By:	/s/ John “JT” Thatch
John Thatch Director

March 31, 2023	By:	/s/ José Escudero
José Escudero Director

March 31, 2023	By:	/s/ Sassuan (Samson) Lee
Sassuan Lee Director

March 31, 2023	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

March 31, 2023	By:	/s/ Wai Leung William Wu
William Wu Director

