Form 10-Q
period 2023-03-31
DSS, INC.
filed 2023-05-15
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023 there were 140,264,250 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

As of

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$13,732,000	$19,290,000
Accounts receivable, net	6,995,000	7,564,000
Inventory	7,262,000	7,721,000
Current portion of notes receivable	11,422,000	11,719,000
Prepaid expenses and other current assets	2,043,000	1,700,000
Total current assets	41,454,000	47,994,000

Property, plant and equipment, net	13,611,000	13,391,000
Investment in real estate, net	54,511,000	55,029,000
Other investments	1,562,000	1,534,000
Investment, equity method	157,000	162,000
Marketable securities	13,391,000	27,307,000
Notes receivable	158,000	922,000
Other assets	2,754,000	2,699,000
Right-of-use assets	8,203,000	8,219,000
Goodwill	60,919,000	60,919,000
Other intangible assets, net	30,030,000	30,740,000
Total assets	$226,750,000	$248,916,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,095,000	$5,914,000
Accrued expenses and deferred revenue	9,461,000	19,341,000
Other current liabilities	477,000	477,000
Current portion of lease liability	800,000	796,000
Current portion of long-term debt, net	48,773,000	47,161,000
Total current liabilities	64,606,000	73,689,000

Long-term debt, net	5,778,000	10,181,000
Long term lease liability	7,773,000	7,820,000
Other long-term liabilities	507,000	507,000
Deferred tax liability	38,000	38,000

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, 0 shares issued and outstanding (0 on December 31, 2022); Liquidation value $1,000 per share, zero aggregate on December 31, 2022).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 139,017,172 shares issued and outstanding (139,017,172 on December 31, 2022)	2,779,000	2,779,000
Additional paid-in capital	317,126,000	317,126,000
Accumulated Deficit	(202,378,000)	(194,343,000)
Total Stockholder’s Equity	117,527,000	125,562,000
Non-controlling interest in subsidiaries	30,521,000	31,119,000
Total stockholders’ equity	148,048,000	156,681,000
Total liabilities and stockholders’ equity	$226,750,000	$248,916,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Printed products	$6,130,000	$3,569,000
Rental income	1,685,000	1,663,000
Management fee income	-	11,000
Net investment income	117,000	129,000
Direct marketing	3,994,000	6,932,000
Total revenue	11,926,000	12,304,000

Costs and expenses:
Cost of revenue	8,533,000	8,878,000
Selling, general and administrative (including stock-based compensation)	8,973,000	10,745,000
Total costs and expenses	17,506,000	19,623,000
Operating loss	(5,580,000)	(7,319,000)

Other income (expense):
Interest income	130,000	156,000
Dividend Income	4,000	-
Other income (expense)	(65,000)	(1,703,000)
Interest expense	(249,000)	(802,000)
Loss on equity method investment	(4,000)	(112,000)
Loss on investments	(2,869,000)	424,000
Gain on sale of asset	-	405,000
Loss from operations before income taxes	(8,633,000)	(8,951,000)

Income tax	-	-
Net loss	(8,633,000)	(8,951,000)

(Gain) loss from operations attributed to noncontrolling interest	598,000	903,000

Net loss attributable to common stockholders	(8,035,000)	(8,048,000)

Loss per common share:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)

Shares used in computing loss per common share:
Basic	139,017,172	84,626,847
Diluted	139,017,172	84,626,847

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(8,633,000)	$(8,951,000)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	1,333,000	3,266,000
Stock based compensation	-	4,000
Loss on equity method investment	-	(112,000)
Loss on investments	2,869,000	424,000
Change in ROU assets	16,000	-
Change in ROU liabilities	(43,000)	-
Impairment of notes receivable and other investments	-	1,637,000
Decrease (increase) in assets:
Accounts receivable	608,000	(430,000)
Inventory	459,000	602,000
Prepaid expenses and other current assets	(383,000)	1,597,000
Other assets	(55,000)	(68,000)
Increase (decrease) in liabilities:
Accounts payable	(819,000)	532,000
Accrued expenses	(9,551,000)	(4,697,000)
Other liabilities	-	126,000
Net cash used by operating activities	(14,199,000)	(6,070,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(594,000)	(942,000)
Purchase of investment	-	(1,085,000)
Purchase of marketable securities	-	(4,693,000)
Sale of marketable securities	11,330,000	-
Disposal of property, plant and equipment	32,000	2,152,000
Change in equity investment	5,000	-
Payments received on notes receivable	764,000	-
Issuance of new notes receivable, net origination fees	-	(791,000)
Net cash provided (used) by investing activities	11,537,000	(5,359,000)

Cash flows from financing activities:
Payments of long-term debt	(4,002,000)	(246,000)
Borrowings of long-term debt	1,106,000	6,193,000
Debt conversion to equity in subsidiary	-	840,000
Issuances of common stock, net of issuance costs	-	1,858,000
Net cash (used) provided by financing activities	(2,896,000)	8,645,000

Net decrease in cash	(5,558,000)	(2,784,000)
Cash and cash equivalents at beginning of period	19,290,000	56,595,000
Cash and cash equivalents at end of period	$13,732,000	$53,811,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2022	139,017,000	$2,779,000	-	$-	$317,126,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000

Net loss	-	-	-	-	-	(8,035,000)	(8,035,000)	(598,000)	(8,633,000)
Balance, March 31, 2023	139,017,000	$2,779,000	-	$-	$317,126,000	$(202,378,000)	$117,527,000	$30,521,000	$148,048,000

Balance, December 31, 2021	79,746,000	$1,594,000	-	$-	$294,686,000	$(132,384,000)	$163,896,000	36,407,000	$200,304,000

Issuance of common stock, net of expenses	4,881,000	98,000	-	-	1,760,000	-	1,858,000	-	1,858,000
Conversion of debt to equity in subsidiary	-	-	-	-	-	-	-	840,000	840,000
Stock based payments	-	-	-	-	4,000	-	4,000	-	4,000
Net loss	-	-	-	-	-	(8,048,000)	(8,048,000)	(903,000)	(8,951,000)
Balance, March 31, 2022	84,627,000	$1,692,000	-	$-	$296,450,000	$(140,432,000)	$157,710,000	$36,344,000	$194,055,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

On January 24, 2022, DSS entered into a business consulting agreement with Sharing Services Global Corporation (“SHRG”). As part of this agreement, 50,000,000 warrants were exercised, which increased the Company’s ownership of SHRG to approximately 65%.

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

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2023 and December 31, 2022, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), and our other reports on  file with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications - For the three months ended March 31, 2022, $577,000 of was reclassified from Interest expense, to Cost of revenue on the consolidated income statements to conform to current period presentation.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents in the accompanying consolidated balance sheets are money market funds whose adjusted costs approximate fair value.

Accounts Receivable – The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of March 31, 2023, the Company established a reserve for doubtful accounts of approximately $29,000 ($29,000 – December 31, 2022). The Company does not accrue interest on past due accounts receivable.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in- process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $57,000 and $742,000 associated with the inventory at our SHRG subsidiary was recorded as of March 31, 2023, and December 31, 2022, respectively. Write- downs and write-offs are charged to cost of revenue.

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

(Loss) Earnings Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three months ended March 31, 2023, potential dilutive instruments included warrants of 5,000 and for the three months ended March 31, 2022 potential dilutive instruments included both warrants and options of 3,556 and 11,930.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions.

As of December 31, 2022, two customers accounted for approximately 14% and 6% of our consolidated revenue and these two customers accounted for approximately 36% and 17% of our consolidated trade accounts receivable balance.

As of March 31, 2023, one customer accounted for approximately 23% of our consolidated revenue and 47% of our trade accounts receivable balance.

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

Allowance For Loans And Lease Losses - On January 1, 2023, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2023, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $13.7 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $13.7 million in cash as of March 31, 2023, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $13.4 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $12 million through March 31, 2024. Also, our subsidiary Impact BioMedical is in the process of an IPO in which DSS projects to maintain a minimum of 55% ownership. Initial conversations with underwriters are providing an estimate of $30 - $50 million potential capital raise. This is expected to close early 3rd quarter 2023. SHRG is in the process of up listing to NASDQ and conversations with the underwriter involved illustrate an approximate raise of $15 million dollars. A significant portion of the funds raised from this up listing will be used to repay loans SHRG owes to DSS. Additionally, we are in negotiations with Pinnacle Bank to extend our note payable, approximating $40.2 million through November 2024.

The Company’s management intends to take actions necessary to continue as a going concern. Management’s plans concerning these matters include, among other things, continued growth among our operating segments, and tightly controlling operating costs and reducing spending growth rates wherever possible to return to profitability. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels.

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $13.7 million in aggregate cash, as of March 31, 2023, along with the $13.4 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $12 million through March 2024, would allow us to fund our nine business lines current and planned operations through March 2024. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

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

As of March 31, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2023, and December 31, 2022, the Company established a reserve for doubtful accounts of approximately $29,000 and $29,000 respectively. The Company does not accrue interest on past due accounts receivable.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2023.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

See Note 14 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following as of:

	March 31, 2023	December 31, 2022
Finished Goods	$5,596,000	$6,779,000
Work in Process	536,000	403,000
Raw Materials	1,187,000	1,281,000
	$7,319,000	$8,463,000
Less allowance for obsolescence	(57,000)	(742,000)
	$7,262,000	$7,721,000

4. Notes Receivable

Note 1

On February 8, 2021, the Company entered into a convertible promissory note (“Note 1”) with Borrower 1, a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from the date of issuance. Borrower 2 repaid the principal and interest in full in April 2022.

Note 2

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 2”) with Borrower 2, a company registered in the state of Texas. Note 3 has an aggregate principal balance up to $5,000,000, to be funded at the request of Borrower 2. Note 2, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 2 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Borrower 2 with the maximum principal amount equal to 18% of the total equity position of Borrower 2 at conversion. The outstanding principal and interest as of March 31, 2023, and December 31, 2022, approximated $5,503,000 and $5,420,000, respectively, which is included in current notes receivable on the accompanying consolidated balance sheet.

Note 3

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 3”) with Borrower 3, which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest are due in full on September 22, 2022, and later amended to extend the maturity date to September 22, 2023. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The outstanding principal and interest of $3,751,000 and $3,701,000 of Note 3 is included in current portion of notes receivable on the consolidated balance sheet at March 31, 2023 and December 31, 2022, respectively.

Note 4

On October 25, 2021, APB entered into loan agreement (“Note 4”) with Borrower 4, a company registered in the state of Utah. Note 4 has an initial aggregate principal balance up to $1,000,000, to be funded at the request of Borrower 4, with an option to increase the maximum principal borrowing to $3,000,000. Note 4, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APB to convert the outstanding principal to a 10% membership interest. APB, as holder of Note 5, has the right to elect one member to the Board of Managers. The outstanding principal and interest of approximately $884,000 and $896,000 of the note is included in current portion of notes receivable on the consolidated balance sheet at March 31, 2023 and December 31, 2022, respectively. As of December 31, 2022, this note is in default. The Company has placed a reserve of $896,000 against this note as of December 31, 2022.

Note 5

On May 14, 2021, APB extended the credit (“Note 5”) to an individual (“Borrower 5”) in the form of two promissory notes for $250,000 and $10,000 respectively, bearing interest at 12.5%, with a maturity date of May 15, 2023. This promissory note is secured by a deed of trust on a tract of land, which is approximately 315 acres, and located in Coke County, Texas. The outstanding principal and interest of approximately $260,000 and $9,300 are included in current portion of Notes receivable on the consolidated balance sheet at March 31, 2023 and $252,000 and $9,000 are included in Note receivable at December 31, 2022.

Note 6

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 6”) with Borrower 8, a company registered in Taiwan. Note 6 has a principal balance of $52,000 and incurred no interest through the maturity date of December 31, 2021. The outstanding principal at March 31, 2023 and December 31, 2022 is $66,000 and $63,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to borrow up to $102,000 and extend the maturity date through April 2023 bearing interest rate of 18%. The due date of this loan is currently being re-negotiated.

Note 7

On December 28, 2021, APB entered into promissory note (“Note 7”) with Borrower 7, a company registered in the state of California. Note 8 has a principal balance of $700,000. Note 7, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. The outstanding principal and interest of $707,000 and $701,000 of Note 7 is included in current portion of notes receivable on the consolidated balance sheet at March 31, 2023 and December 31, 2022, respectively.

Note 8

On January 24, 2022, APB and Borrower 8 entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at March 31, 2023 approximates $107,000 and at December 31, 2022 approximates $106,000, and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 9

On March 2, 2022, APB and Borrower 9, a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 9”). Under the terms of Note 9, APB at its discretion, may lend up to the principal sum of $892,500 with an interest rate of 8%, and matures in March 2024, with interest payable quarterly. The outstanding principal and interest at March 31, 2023 is $766,000, net of $23,000 of unamortized origination fees, of which $376,000 is included in current notes receivable on the accompanying consolidated balance sheet. The outstanding principal and interest at December 31, 2022 is $874,000 net of $25,000 of unamortized origination fees.

Note 10

On May 9, 2022, DSS PureAir and Borrower 11 entered into a promissory note (“Note 10”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. The outstanding principal and interest at March 31, 2023 approximates $221,000 and is included in current portions of notes receivable on the accompanying consolidate balance sheet. The outstanding principal and interest at December 31, 2022 approximates $213,000, and is included in current portions of notes receivable on the accompanying consolidate balance sheet.

Note 11

On August 29, 2022, DSS Financial Management Inc and Borrower 11 entered into a promissory note (“Note 11”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at March 31, 2023 approximates $101,000 and at December 31, 2022 was $100,000, and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 12

On July 26, 2022, APB and Borrower 12 entered into a promissory note (“Note 12”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on March 31, 2023, approximates $440,000, net of $80,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet. The outstanding principal and interest at December 31, 2022 approximates $924,000, net of $66,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet.

5. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of March 31, 2023, and December 31, 2022:

	2023
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investments
Cash	$13,668,000	$-	$13,668,000	$13,668,000	$-	$-
Level 1
Money Market Funds	64,000		64,000	64,000	-	-
Marketable Securities	20,195,000	(6,804,000)	13,391,000	-	13,391,000	-
Level 2
Warrants	3,318,000	(3,174,000)	144,000	-	-	144,000
Convertible securities	1,023,000	(979,000)	44,000	-	-	44,000

Total	$38,268,000	$(10,957,000)	$27,311,000	$13,732,000	$13,391,000	$188,000

	2022
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investments
Cash	$19,226,000	$-	$19,226,000	$19,226,000	$-	$-
Level 1
Money Market Funds	64,000	-	64,000	64,000	-	-
Marketable Securities	36,263,000	(3,659,000)	27,307,000	-	27,307,000	-
Level 2
Warrants	3,318,000	-	140,000	-	-	140,000
Convertible securities	1,023,000	-	39,000	-	-	39,000
Total	59,894,000	$(3,659,000)	$46,776,000	$19,290,000	$27,307,000	$179,000

The Company typically invests with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

6. Provision for Credit Losses

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

As of December 31, 2022, and March 31, 2023 we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves.

General Loan Portfolio Reserve - Based upon a relatively young loan portfolio that are relatively new loans to generally credit worthy borrowers, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $145,000 or approximately ¼ of 1% of the loan portfolio loan balance as of December 31, 2022 and March 31, 2023.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of December 31, 2022 and March 31, 2023.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness in the Borrow 6 loan, which has a current principal and interest balance of $896,000. As of December 31, 2022 and March 31, 2023 we have recorded a specific loan loss reserve for the full balance due the Company.

The following table identifies the loan loss reserve for the period ending March 31, 2023 and December 31, 2022:

General Loan Portfolio Reserve	$145,000
Specific Loan Reserves	$896,000
Total	$1,041,000

7. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2023, and December 31, 2022, was approximately $2,289,000 and $3,319,000 respectively. During the three month ended March 31, 2023 and March 31, 2022, the Company recorded unrealized loss on this investment of approximately $1,156,000 and $305,000, respectively.

West Park Capital, Inc.

On October 10, 2019, the Company entered a convertible promissory note (“TBD Note”) with Century TBD Holdings, LLC (“TBD”), a Florida limited liability company. The Company loaned the principal sum of $500,000, of which up to $500,000 and all accrued interest can be paid by an “Optional Conversion” of such amount up to 19.8% (non-dilutable) of all outstanding membership interest in TBD. This TBD Note accrues interest at 6% and matures on October 9, 2021.

On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2022 and as of March 31, 2023.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three months ended March 31, 2023, approximated $4,300.

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

Stemtech Corporation

In September 2021, the Company’s subsidiary SHRG, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which SHRG invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $ 1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the SHRG an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-dayperiod ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee. In November 2021, Globe Net Wireless Corp. changed its corporate name to Stemtech Corporation. In connection therewith, the investee’s common stock is now traded under the symbol “STEK”. The SHRG carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. As of March 31, 2023 and December 31, 2022 the investment in the the GNTW Warrant and Convertible Note, were valued at $144,000, and $44,000 and $140,000 and $39,000 respectively.

In September 2021, SHRG entered into a Membership Unit Purchase Agreement pursuant to which the SHRG acquired a 30.75% equity interest in MojiLife, LLC, a limited liability company organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products for the home and car. MojiLife’s products include esthetically attractive, cordless scent diffusers for the home or for the car, as well as proprietary home cleaning products and accessories. On a quarterly basis, SHRG evaluates the recoverability of its investments and reviews current economic trends to determine the adequacy of its allowance for impairment losses based on each investee financial performance data and other relevant information. An estimate for impairment losses is recognized when recovery in full of SHRG’s investment is no longer probable. Investment balances are written off against the allowance after the potential for recovery is considered remote. In March of 2022, SHRG impaired the MojiLife investment as the evaluation at such time determined the investment was not fully recoverable and 100% valuation was reserved.

8. Acquisitions

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

2022 (unaudited)
Revenue	$49,076,804
Net loss	$(61,680,088)
Basic loss per share	$(0.55)
Diluted loss per share	$(0.55)

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

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of March 31, 2023, and December 31, 2022, the outstanding principal on the BOA Note was $3,290,000 and $3,406,000, respectively and had an interest rate of 4.63%. The outstanding balance at March 31, 2023 is included in Long-term debt, net on the consolidated balance sheet. As of March 31, 2023, $479,000 was included in current portion of long-term debt, net, and the remaining balance of approximately $2,810,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annual. As of March 31, 2023, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5 year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at December 31, 2022 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62 acre site. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements respectively. Also include in the value of the property is $585,000 of intangible assets with an estimated useful life approximating 3 years. The net book value of these asset as of March 31, 2023 approximated $6,727,000. Of the total financed, approximately $183,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,790,000 recorded as long-term debt, net of $17,500 in deferred financing costs.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of March 31, 2023 and December 31, 2022, $512,000 and $3,000,000, respectively, is included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of March 31, 2023 $1,997,000 is included in Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2022 $3,000,000 is included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 8”) with Borrower 8, a company registered in Taiwan. Note 8 has a principal balance of $52,000 and incurred no interest through the maturity date of December 31, 2021. The outstanding principal at March 31, 2023 and December 31, 2022 is $66,000 and $63,000, respectively, and is included in the current portion of notes receivable. This note was amended in April 2022 to extend the maturity date through April 2023 bearing interest rate of 18%. This note is in the process of being extended.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements respectively. Also include in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of December 31, 2022 approximated $52,407,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at March 31, 2023 was 8.46%. The maturity date of November 2, 2023, may be extended to November 2, 2024. As of December 31, 2022, the outstanding principal and interest of the LifeCare agreement approximates $40,193,000, net of deferred financing costs of $270,000. As of March 31, 2023, the outstanding principal and interested approximates $40,486,000, net of deferred financing costs of $270,000 is included in current portion of long-term debt, on the consolidated balance sheet. Interest expense totaled $297,000 and $156,000 in March 2023 and March 2022 respectively.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued unpaid interest of $119,000 through March 31, 2023. This transaction was finalized in July 2022 and is eliminated upon consolidation into DSS. Interest expense for this note totaled $286,000 in March 2023 and $338,000 in March 2022.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements respectively. Also include in the value of the property is $29,000 of intangible assets with an estimated useful life of approximating 5 years. The net book value of the assets acquired as of December 31, 2022 approximated $4,450,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. The Pinnacle Loan contains certain covenants that are to be tested annually. At December 31, 2022, AMRE is in compliance with all covenants. The outstanding principal and interest, net of debt issuance costs of $69,000, approximates $2,982,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at March 31, 2023. Interest expense equaled $23,000 for March 2023 and $5,000 in March 2022.

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

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent  to December 31, 2022, are as follows:

Year	Amount
2023	$43,275,000
2024	3,801,000
2025	858,000
2026	901,000
2027	947,000
Thereafter	4,769,000

10. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2023, the remaining lease terms on our operating leases range from less than one to five years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2023.

Future minimum lease payments as of March 31, 2023, are as follows:

Maturity of Lease Liability:

Totals
2023	941,000
2024	1,050,000
2025	906,000
2026	899,000
2027	916,000
2028	935,000
2029	954,000
After	4,015,000
Total lease payments	10,616,000
Less: Imputed Interest	(2,043,000)
Present value of remaining lease payments	$8,573,000

Current	$800,000
Noncurrent	$7,773,000

Weighted-average remaining lease term (years)	14.3

Weighted-average discount rate	4.3%

In March of 2022, Premier Packaging began leasing its relocated manufacturing facilities to West Henrietta, New York. This lease contains an escalating payment clause, ranging from $61,000 per month to $78,000 per month, over the twelve-year term of the lease.

11. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of March 31, 2023 and December 31, 2022, no liability has been recorded in relation to the Equivir License as development of the Equivir technology has not begun and no reasonable amount can be estimated.

12. Stockholders’ Equity

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

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2022, the Company’s stock compensation approximated $4,000.

13. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three-months ended March 31, 2023, and 2022:

	2023	2022

Cash paid for interest	$249,000	$1,378,000

14. Segment Information

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

Our segment structure presented below represents a change from the prior year for the inclusion of our Biotechnology, Securities, and Commercial Lending segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the corporate reporting segment for the year ended March 31, 2023 and 2022, as necessary, below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2023 and 2022 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$6,130,000	$117,000	$3,994,000	$-	$1,685,000	$-	$11,926,000
Depreciation and amortization	188,000	-	46,000	298,000	743,000	58,000	1,334,000
Interest expense	39,000	-	-	-	210,000	-	249,000
Interest Income	-	-	4,000	94,000	32,000	-	130,000
Net income (loss) from continuing operations	696,000	(564,000)	(3,187,000)	(848,000)	(2,028,000)	(2,702,000)	(8,633,000)
Capital expenditures	576,000	-	(15,000)	5,000	28,000	-	594,000
Identifiable assets	25,217,000	43,133,000	20,539,000	52,983,000	76,003,000	8,875,000	226,750,000

Three Months Ended March 31,2022	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,569,000	$129,000	$6,932,000	$-	$1,674,000	$-	$12,304,000
Depreciation and amortization	180,000	-	48,000	278,000	2,685,000	74,000	3,266,000
Interest expense	24,000	-	687,000	-	801,000	-	802,000
Stock based compensation	1,000	-	-	-	-	3,000	4,000
Net income (loss) from continuing operations	(42,000)	181,000	(4,486,000)	(616,000)	(2,508,000)	(1,480,000)	(8,951,000)
Capital expenditures	923,000	-	2,000	-	13,000	4,000	942,000
Identifiable assets	23,371,000	57,259,000	45,788,000	56,276,000	85,178,000	13,987,000	281,859,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended March 31, 2023
Packaging Printing and Fabrication	$5,865,000
Commercial and Security Printing	265,000
Total Printed Products	$6,130,000

Three months ended March 31, 2022
Packaging Printing and Fabrication	$3,516,000
Commercial and Security Printing	53,000
Total Printed Products	$3,569,000

Direct Marketing

Three months ended March 31, 2023
Direct Marketing Internet Sales	$3,994,000
Total Direct Marketing	$3,994,000

Three months ended March 31, 2022
Direct Marketing Internet Sales	$6,932,000
Total Direct Marketing	$6,932,000

Rental Income

Three months ended March 31, 2023
Rental income	$1,685,000
Total Rental Income	$1,685,000

Three months ended March 31, 2022
Rental income	$1,663,000
Total Rental Income	$1,663,000

Management Fee Income

Three months ended March 31, 2023
Management fee income	$-
Total Management fee income	$-

Three months ended March 31, 2022
Management fee income	$11,000
Total Management fee income	$11,000

Net Investment Income

Three months ended March 31, 2023
Net investment income	$117,000
Total Investment income	$117,000

Three months ended March 31, 2022
Net Investment income	$129,000
Total Investment income	$129,000

15. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2023, and December 31, 2022, was approximately $2,289,000 and $3,319,000 respectively. During the three-month ended March 31, 2023 and December 31, 2022, the Company recorded unrealized loss on this investment of approximately $1,156,000 and $1,590,000, respectively.

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

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of March 31, 2023 and December 31, 2022, $512,000 and $3,000,000, respectively, is included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of March 31, 2023 $1,997,000 is included in Current portion of long-term debt, net on the consolidated balance sheet. Interest expense equaled $8,000 in 2023.

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

16. Subsequent Events

On May 4, 2023, the Company distributed approximately 280 million shares of SHRG beneficially held by DSS and Decentralized Sharing Systems in the form of a dividend to the shareholders of DSS common stock. Upon completion of this distribution, DSS will retain an ownership interest in SHRG of approximately 7%.

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

On March 1, 2021, Decentralized Sharing Systems, Inc. (“Decentralized”) announced that it increased its investment in Sharing Services Global Corporation (“Sharing Services” or “SHRG”), a publicly traded company dedicated to maximizing shareholder value through the acquisition and development of innovative companies, products, and technologies in the direct selling industry, through a $30 million convertible promissory note dated April 5, 2021. Decentralized’s financing was made as an investment that would help accelerate Sharing Services sales and growth, as well as international expansion, with the expectation that such capital reserves would help make Sharing Services a dominant player in the global marketplace over the next two years. It was reported that the new $30 million investment would have the potential to exponentially increase Sharing Services sales channels and substantially expand its product portfolio, and to position Sharing Services to capitalize on consolidation and roll up opportunities of other direct selling companies. In the joint announcement, Sharing Services reported that the additional funding would now allow it to accelerate its global expansion with a direct focus on the Asian markets, and specifically in countries such as South Korea, Japan, Hong Kong, China, Singapore, Taiwan, Thailand, Malaysia, and the Philippines. In accordance with the April 5, 2021, convertible promissory note, SHRG issued to the Company 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee and 12,000,000 shares in prepayment of interest for the first year. As of and through June 30, 2020, the Company classified its investment in Sharing Services Global Corp. (“SHRG”), a publicly traded company, as marketable equity security and measured it at fair value with gains and losses recognized in other income. In July 2020, through continued acquisition of common stock, as detailed below, the Company obtained greater than 20% ownership of SHRG, and thus has the ability to exercise significant influence over it. During the quarter ended September 30, 2020, the Company began to account for its investment in SHRG using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of SHRG’s earnings and losses within our consolidated statement of operations. Through a series of transactions, DSS increased its ownership of voting shares in SHRG to approximately 58% on December 23, 2021. The 58% ownership of SHRG meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805 and began consolidating the financial results of SHRG as of December 31, 2021. On January 24, 2022, the Company exercised 50,000,000 warrants received as part of a consulting agreement with SHRG at the exercise price of $0.0001, bring its ownership percentage of voting shares to approximately 65%. During the fourth quarter of 2022, SHRG purchased back a significant number of its outstanding voting shares, increasing the Company’s ownership percentage of voting shares to approximately 73% at December 31, 2022. During the first quarter of 2023, DSS converted both interest due from SHRG on notes receivable and warrants in SHRG shares into newly issued common stock of SHRG totaling 84,619,047 shares, increasing DSS ownership of voting shares to approximately 80% at March 31, 2023. On May 4, 2023, the Company distributed approximately 280 million shares of SHRG beneficially held by DSS and Decentralized Sharing Systems in the form of a dividend to the shareholders of DSS common stock. Upon completion of this distribution, DSS will retain an ownership interest in SHRG of approximately 7%. The Company, via three (3) of the Company’s existing board members, currently holds four (4) of the five (5) SHRG board of director seats. Mr. John “JT” Thatch, DSS’s Lead Independent Director and as well the CEO of SHRG is on the SHRG Board, along with Mr. Heng Fai Ambrose Chan, DSS’s Executive Chairman of the board of directors (joined the SHRG Board effective May 4, 2020), and Mr. Frank D. Heuszel, the CEO of the Company (joined the SHRG Board effective September 29, 2020).

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

On May 13, 2021, Sentinel Brokers, LLC., a subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel”), a company registered in the state of New York, for the purchase price of $300,000. Under the terms of this agreement, the Company as the option to purchase an additional 50.1% of the outstanding Class A Common Shares. Upon the exercising of this option, but no earlier than one year following the effective date the Sentinel Agreement, Sentinel has the option to sell the remaining 25% to the Company. In consideration of purchase price investment in Sentinel, the Company is entitled to an additional 50.1% of the net profits of Sentinel. In December 2022, the Company exercised its option to obtain the additional 50.1% of Sentinel’s common stock and began consolidating its results affective December 1, 2022.

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

Results of operations for the three months ended March 31, 2023, as compared to the three months ended March31, 2022.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue

	Three months ended March 31, 2023	Three months ended March 31, 2022	% Change
Revenue
Printed products	$6,130,000	$3,569,000	72%
Rental income	1,685,000	1,663,000	1%
Management fee income	-	11,000	-100%
Net investment income	117,000	129,000	-9%
Direct marketing	3,994,000	6,932,000	-42%

Total Revenue	$11,926,000	$12,304,000	-3%

For the three months ended March 31, 2023, total revenue decreased 3% as compared to the three months ended March 31, 2022. Revenues from the sale of Printed products increased 72% during the three months ended March 31, 2023, as compared to the same period in 2022. Net investment income, Rental income and Management fee income, $117,000, $1,685,000 and $0 respectively, represent new revenue streams in 2022 for the Company and are associated with our Securities and Commercial Lending business segments. The Company’s Direct Marketing revenues decreased 42% in 2023 as compared to 2022 due primarily to the decrease sales in our Asian markets.

Costs and expenses

	Three Months ended March 31, 2023	Three months ended March 31, 2022	% Change
Cost of revenue - printed products	$4,660,000	$3,424,000	36%
Cost of revenue - securities	2,537,000	3,203,000	-21%
Cost of revenue – directing marketing	1,290,000	2,251,000	-43%
Cost of revenue – other	46,000	-	N/A
Sales, general and administrative compensation	5,140,000	4,333,000	19%
Professional fees	561,000	1,222,000	-54%
Stock based compensation	-	4,000	-100%
Sales and marketing	1,810,000	3,861,000	-53%
Rent and utilities	236,000	149,000	58%
Research and development	179,000	168,000	7%
Other operating expenses	1,047,000	1,008,000	4%

Total costs and expenses	$17,506,000	$19,623,000	-11%

Costs of revenue includes all direct costs of direct marketing and printed products revenues, including materials, direct labor, transportation, and manufacturing facility costs. Costs of goods sold decreased 4% for the three months ended March 31, 2023, respectively as compared to the same periods in 2022. This decrease is driven primarily by a decrease in manufacturing costs associated with the products sold as part of our Direct Marketing, and Packaging and Printing segments, in particular, decreases in freight, and paper.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 19% during the three months ended March 31, 2023, as compared to the same periods in 2022.

Professional fees decreased 54% during the three months ended March 31, 2023, as compared to the same periods in 2022, primarily due to a decrease in legal fees associated with the direct marketing division, due diligence fees, as well as costs associated with acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation decreased 100% during the three months ended March 31, 2023, as compared to the same periods in 2022, due to the expiration of several warrants and options during 2023.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. The decreased 53% during the three months ended March 31, 2023 as compared to the same periods in 2022.

Rent and utilities increased 58% during the three months ended March 31, 2023, as compared to the same period in 2022.

Research and development costs increased 7% during the three months ended March 31, 2023, as compared to the same period in 2022 are due to an increase in such activities at our Impact Biomedical, Inc. subsidiary.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three months ended March 31, 2023, other operating expenses increased 4% as compared to the same period in 2022.

Other Income (Expense)

	Three months ended March 31, 2023	Three months ended March 31,2022	% Change
Other Income (Expense)
Interest income	$130,000	$156,000	-17%
Dividend income	4,000	1,000	300%
Interest expense	(249,000)	(1,378,000)	-82%
Other expense	(65,000)	(1,704,000)	-96%
Loss on investments	(2,869,000)	424,000	-777%
Loss on equity method investment	(4,000)	(112,000)	-96%
Gain on disposal of operations, net of taxes	-	405,000	-100%

Total other expense	$(3,053,000)	$(2,208,000)	-38%

Interest expense is recognized on the Company’s money markets, and notes receivable, identified in Note 4. Interest expense decreased 82% in March 31, 2023 compared to March 31, 2022.

Other expense represents cost associated with the March 31, 2022, impairment of investments and notes receivables for SHRG approximating $1,637,000. No similar activity for March 31, 2023.

Interest expense decreased 82% during the three months ended March 31, 2023, as compared to the same period in 2022, due to decreasing debt balances.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment. Also included are net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. Loss on investments decreased 777% in March 31, 2023, compared with March 31, 2022.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the three months ended March 31, 2023. Loss on equity investment decreased 96% in March 31, 2023, compared to March 2022.

Net Loss

	Three months ended March 31, 2023	Three months ended March 31,2022	% Change

Loss from operations before income taxes	$(8,633,000)	$(8,951,000)	4%

Income taxes	-	-	NA %
Net loss	$(8,633,000)	$(8,951,000)	4%

For the three months ended March 31, 2023, and March 31, 2022, the Company recorded net loss from operations of $8,633,000 and $8,951,000 respectively. The decrease in net loss during the three months ended March 31, 2023, as compared to the same periods in 2022 primarily reflect cost cutting efforts by the Company, in particular, the reduction of professional fees as well as commissions paid to distributors within our Direct marketing business line.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financings. As of March 31, 2023 the Company had cash of approximately $13.7 million. As of March 31, 2023, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing.

Cash Flow from Operating Activities

Net cash used from operating activities was $14,199,000 for the three months ended March 31, 2023 as compared to $6,070,000 for the three months ended March 31, 2022. This increase is driven by the payments of accrued liabilities of $9,551,000 during the first quarter 2023.

Cash Flow from Investing Activities

Net cash provided by investing activities was $11,537,000 for the three months ended March 31 ,2023 as compared net cash used of $5,359,000 for the three months ended March 31, 2022. This is fluctuation is driven by the sale of marketable securities approximating $11,330,000 during the first quarter 2023 versus the purchase of marketable securities approximating $4,693,000 during the first quarter 2022.

Cash Flow from Financing Activities

Net cash used from financing activities was $2,896,000 for the three months ended March 31, 2023 and represents payment of debt of $4,002,000 offset by borrowings of debt of $1,106,000. During the three months ended March 31, 2022, net cash provided by financing activities was driven by borrowings of long-term debt of $6,193,000 and issuance of common stock of $1,858,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2022, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2023, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 11 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2022.

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

DSS, INC.

May 15, 2023	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

