Form 10-Q
period 2023-09-30
DSS, INC.
filed 2023-11-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023 there were 140,264,250 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,897,000	$19,290,000
Accounts receivable, net	3,136,000	7,564,000
Inventory	3,930,000	7,721,000
Current portion of notes receivable	9,225,000	11,719,000
Prepaid expenses and other current assets	1,215,000	1,700,000
Total current assets	24,403,000	47,994,000

Property, plant and equipment, net	12,351,000	13,391,000
Investment in real estate, net	53,482,000	55,029,000
Other investments	1,163,000	1,534,000
Investment, equity method	134,000	162,000
Marketable securities	11,064,000	27,307,000
Notes receivable	138,000	922,000
Other assets	246,000	2,699,000
Right-of-use assets	7,470,000	8,219,000
Goodwill	57,880,000	60,919,000
Other intangible assets, net	28,220,000	30,740,000
Total assets	$196,551,000	$248,916,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,924,000	$5,914,000
Accrued expenses and deferred revenue	2,701,000	19,341,000
Other current liabilities	396,000	477,000
Current portion of lease liability	813,000	796,000
Current portion of long-term debt, net	46,638,000	47,161,000
Total current liabilities	53,472,000	73,689,000

Long-term debt, net	7,747,000	10,181,000
Long term lease liability	7,040,000	7,820,000
Other long-term liabilities	507,000	507,000
Deferred tax liability, net	38,000	38,000

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $.02 par value; 200,000,000 shares authorized, 140,264,250 shares issued and outstanding (139,017,172 on December 31, 2022)	2,804,000	2,779,000
Additional paid-in capital	317,369,000	317,126,000
Accumulated deficit	(225,873,000)	(194,343,000)
Total stockholders’ equity	94,300,000	125,562,000
Non-controlling interest in subsidiaries	33,447,000	31,119,000
Total stockholders’ equity	127,747,000	156,681,000

Total liabilities and stockholders’ equity	$196,551,000	$248,916,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Printed products	$3,315,000	$5,032,000	$12,976,000	$12,650,000
Rental income	236,000	1,485,000	3,464,000	4,656,000
Management fee income	-	38,000	-	38,000
Net investment income	108,000	370,000	422,000	644,000
Commission revenue	-	-	295,000	-
Direct marketing	523,000	4,937,000	6,088,000	17,939,000
Total revenue	4,182,000	11,862,000	23,245,000	35,927,000

Costs and expenses:
Cost of revenue	6,072,000	11,933,000	19,437,000	29,658,000
Selling, general and administrative (including stock-based compensation)	3,213,000	14,677,000	21,036,000	40,316,000
Total costs and expenses	9,285,000	26,610,000	40,473,000	69,974,000
Operating loss	(5,103,000)	(14,748,000)	(17,228,000)	(34,047,000)

Other income (expense):
Interest income	682,000	319,000	1,220,000	613,000
Dividend income	-	-	12,000	-
Other income (expense)	(44,000)	3,627,000	139,000	4,203,000
Interest expense	(51,000)	(42,000)	(438,000)	(100,000)
Gain on extinguishment of debt	-	-	-	110,000
Gain/(loss) on equity method investment	(6,000)	344,000	(28,000)	134,000
Gain/(loss) on investments	301,000	(14,302,000)	(30,490,000)	(10,479,000)
Provision for loan losses	(1,179,000)	-	(4,936,000)	-
Loss on sale of assets	(1,281,000)	-	(1,281,000)	405,000
Loss from operations before income taxes	(6,681,000)	(24,802,000)	(53,030,000)	(39,161,000)

Income tax benefit	-	-	(9,000)	-

Net loss	(6,681,000)	(24,802,000)	(53,039,000)	(39,161,000)

Loss from operations attributed to non-controlling interest	2,339,000	4,587,000	2,736,000	6,247,000

Net loss attributable to common stockholders	(4,342,000)	(20,215,000)	(50,303,000)	(32,914,000)

Loss per common share:
Basic	$(0.03)	$(0.15)	$(0.36)	$(0.32)
Diluted	$(0.03)	$(0.15)	$(0.36)	$(0.32)

Shares used in computing loss per common share:
Basic	140,264,250	134,893,360	139,809,113	102,390,079
Diluted	140,264,250	134,893,360	139,809,113	102,390,079

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(53,039,000)	$(39,161,000)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	4,150,000	9,351,000
Stock based compensation	-	4,000
Gain/loss on equity method investment	28,000	(134,000)
Loss on investments	30,490,000	10,479,000
Loss on allowance for obsolescence of inventory	-	326,000
Change in ROU assets	749,000	(7,961,000)
Change in ROU liabilities	(763,000)	8,297,000
Gain on extinguishment of debt	-	(110,000)
Loss/(gain) on sale of assets	1,281,000	(405,000)
Impairment of notes receivable	4,936,000	1,899,000
Decrease (increase) in assets:
Accounts receivable	2,520,000	(3,316,000)
Inventory	4,368,000	(728,000)
Prepaid expenses and other current assets	323,000	568,000
Other assets	2,448,000	(904,000)
Increase (decrease) in liabilities:
Accounts payable	(2,896,000)	2,128,000
Accrued expenses	(15,549,000)	(3,205,000)
Other liabilities	(81,000)	(379,000)
Net cash used by operating activities	(21,035,000)	(23,251,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(679,000)	(1,349,000)
Purchase of real estate	-	(689,000)
Purchase of marketable securities	-	(14,254,000)
Disposal of property, plant and equipment	215,000	2,557,000
Sale of marketable securities	11,330,000	-
Issuance of new notes receivable, net origination fees	(400,000)	(4,687,000)
Payments received on notes receivable	1,419,000	786,000
Purchase of intangible assets	-	(180,000)
Net cash provided (used) by investing activities	11,885,000	(17,816,000)

Cash flows from financing activities:
Payments of long-term debt	(4,056,000)	(561,000)
Borrowings of long-term debt	813,000	6,360,000
Issuances of common stock, net of issuance costs	-	1,518,000
Net cash (used)provided by financing activities	(3,243,000)	7,317,000

Net decrease in cash	(12,393,000)	(33,750,000)
Cash and cash equivalents at beginning of period	19,290,000	56,595,000

Cash and cash equivalents at end of period	$6,897,000	$22,845,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock			Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2022	139,017,000	$	2,779,000	-	$-	$317,126,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000

Issuance of common stock, net of expenses	1,247,000		25,000	-	-	243,000	-	268,000	-	268,000
Deconsolidation of Sharing Services			-	-	-	-	18,773,000	18,773,000	5,064,000	23,837,000
Net loss	-		-	-	-	-	(50,303,000)	(50,303,000)	(2,736,000)	(53,039,000)
Balance, September 30, 2023	140,264,000	$	2,804,000	-	$-	$317,369,000	$(225,873,000)	$94,300,000	$33,447,000	$127,747,000

Balance, December 31, 2021	79,746,000	$	1,594,000	-	$-	$294,685,000	$(134,503,000)	$161,776,000	36,409,000	$198,185,000

Issuance of common stock, net of expenses	47,924,000		858,000	-	-	16,547,000	-	17,405,000	-	17,405,000
Stock based payments	16,347,000		327,000	-	-	5,893,000	-	6,220,000	-	6,220,000
Net loss	-		-	-	-	-	(32,914,000)	(32,914,000)	(6,247,000)	(39,161,000)
Balance, September 30, 2022	139,017,000	$	2,779,000	-	$-	$317,125,000	$(167,417,000)	$152,487,000	$30,162,000	$182,649,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On May 13, 2021, Sentinel Brokers, LLC. (“Sentinel LLC”), subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel Co.”), a company registered in the state of New York, and in December 2022, Sentinel LLC exercised this option to increase its equity position to 75%. In May of 2023, Sentinel LLC acquired an additional 5% increasing its equity position to 80.1%. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of September 30, 2023 and December 31, 2022, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and 10-K/A for the fiscal year ended December 31, 2022 (“Form 10-K”, “Form 10-K/A”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation - The consolidated financial statements include the accounts of DSS, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Deconsolidation of Sharing Services Global Corporation - On May 4, 2023, the Company distributed approximately 280 million shares of SHRG beneficially held by DSS and Decentralized Sharing Systems in the form of a dividend to the shareholders of DSS common stock. Upon completion of this distribution, DSS will retain an ownership interest in SHRG of approximately 7%. Immediately prior to this distribution, DSS owned approximately 81% of the issued and outstanding common shares of SHRG. As a result, SHRG, whose operations represented a significant portion of our Direct Marketing segment, was deconsolidated from our consolidated financial statements effective as of May 1, 2023 (the “Deconsolidation”). The consolidated statement of operations for the fiscal quarter ended September 30, 2023, therefore includes one month of activity related to SHRG prior to the Deconsolidation. Subsequent to April 30, 2023 the assets and liabilities of SHRG are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with SHRG refer to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a loss before income taxes of approximately $29,196,000 which is recorded within gain/loss investments in our consolidated statements of operations for the three and nine months ended September 30, 2023. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in SHRG as a marketable security and at the quoted price stock price of SHRG, valued at approximately $148,000 at September 30, 2023.

Reclassifications - Certain amounts on the accompanying condensed consolidated cash flows and condensed consolidated statements of operations have been reclassified to conform to current period presentation.

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

Accounts/Rents Receivable - The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 105 for certain customers. The Company carries its trade accounts receivable at invoice amounts and its rent receivables at contract amounts, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. In estimating expected losses in the accounts receivable portfolio, customer-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the customers’ abilities to pay.

At September 30, 2023, and December 31, 2022, the Company established a reserve for doubtful accounts of approximately $2,706,000 and $29,000, respectively. The Company does not accrue interest on past due accounts receivable.

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

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 8 for further discussion on investments.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $57,000 and $742,000 associated with the inventory at our Premier subsidiary for September 30, 2023 and our former SHRG subsidiary as of December 31, 2022. Write- downs and write-offs are charged to cost of revenue.

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

(Loss) Earnings Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three and nine months ended September 30, 2023, potential dilutive instruments include both warrants and options of 0 and 0 shares, respectively. For the three and nine months ended September 30, 2022, potential dilutive instruments include both warrants and options of 0 and 11,597 shares, respectively.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

As of September 30, 2023, two customers accounted for approximately 21% and 7% of our consolidated revenue and these two customers approximately 32% and 15% of our consolidated trade accounts receivable balance. As of December 31, 2022, two customers accounted for approximately 14% and 6% of our consolidated revenue and these two customers approximately 36% and 17% of our consolidated trade accounts receivable balance.

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $6.9 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $6.9 million in cash as of September 30, 2023, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $11.1 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $6.3 million through September 30, 2024. Also, our subsidiary Impact BioMedical is in the process of an IPO in which DSS projects to maintain a minimum of 55% ownership. Proceeds of which are expected to pay in part, amounts utilized by DSS for Impact BioMedical expenses. This is expected to close in the fourth quarter 2023. Additionally, we are in negotiations with Pinnacle Bank to extend our note payable, approximating $40.2 million through November 2024. This related note payable is currently in default; however the Company is in the process of renegotiating the terms of this note with Pinnacle, which is expected to be completed during the fourth quarter.

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

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments, our $6.9 million in aggregate cash, as of September 30, 2023, along with the $11.1 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $6.3 million through September 30, 2024, would allow us to fund our nine business lines current and planned operations through September 30, 2024. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

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

As of September 30, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of September 30, 2023.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 15 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following as of:

	September 30, 2023	December 31, 2022
Finished Goods	$2,894,000	$6,779,000
Work in Process	79,000	403,000
Raw Materials	1,014,000	1,281,000
	$3,987,000	$8,463,000
Less allowance for obsolescence	(57,000)	(742,000)
	$3,930,000	$7,721,000

4. Notes Receivable

Note 1

On February 8, 2021, the Company entered into a convertible promissory note (“Note 1”) with Borrower 1, a company registered in Gibraltar. The Company loaned the principal sum of $800,000, with principal and interest at a rate of 4%, due in one year from the date of issuance. Borrower 1 repaid the principal and interest in full in April 2022.

Note 2

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 2”) with Borrower 2, a company registered in the state of Texas. Note 3 has an aggregate principal balance up to $5,000,000, to be funded at the request of Borrower 2. Note 2, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 2 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Borrower 2 with the maximum principal amount equal to 18% of the total equity position of Borrower 2 at conversion. The outstanding principal and interest as of September 30, 2023, and December 31, 2022, approximated $5,544,000 and $5,420,000, respectively, which is included in current notes receivable on the accompanying consolidated balance sheet. As of September 30, 2023, the Company has a reserve of $2,884,000 against the principal and interest outstanding. This note is currently in default and its terms are currently being re-negotiated.

Note 3

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 3”) with Borrower 3, which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code ; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest are due in full on September 22, 2022, and later amended to extend the maturity date to September 19, 2024. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The outstanding principal and interest of $3,854,000 and $3,701,000 is included in the current portion of notes receivable on the consolidated balance sheet at September 30, 2023 and December 31, 2022, respectively.

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

Note 5

On May 14, 2021, APB extended the credit (“Note 5”) to an individual (“Borrower 5”) in the form of two promissory notes for $250,000 and $10,000 respectively, bearing interest at 12.5%, with a maturity date of May 15, 2023. This promissory note was secured by a deed of trust on a tract of land, which is approximately 315 acres, and located in Coke County, Texas. The outstanding principal and interest for both notes were paid in full during the third quarter of 2023. $252,000 and $9,000 are included in Note receivable at December 31, 2022.

Note 6

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 6”) with Borrower 8, a company registered in Taiwan. The outstanding principal and interest at September 30, 2023 and December 31, 2022 is $0 and $63,000, respectively, and was included in Notes receivable current portion. This note has been written-off during the third quarter 2023.

Note 7

On December 28, 2021, APB entered into a promissory note (“Note 7”) with Borrower 7, a company registered in the state of California. Note 7 has a principal balance of $700,000. Note 7, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. The outstanding principal and interest of $404,000 and $701,000 is included in the Current portion of notes receivable on the consolidated balance sheet at September 30, 2023 and December 31, 2022, respectively. This note has been extended to November 30, 2023.

Note 8

On January 24, 2022, APB and Borrower 8 entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at September 30, 2023 and December 31, 2022 approximates $100,000 and $106,000, respectively, and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 9

On March 2, 2022, APB and Borrower 9, a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 9”). Under the terms of Note 9, APB at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matures in March 2024, with interest payable quarterly. The outstanding principal and interest at September 30, 2023 is $440,000, net of $9,00 of unamortized origination fees. The outstanding principal and interest at December 31, 2022 is $874,000 net of $25,000 of unamortized origination fees.

Note 10

On May 9, 2022, DSS PureAir and Borrower 2 entered into a promissory note (“Note 10”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. The outstanding principal and interest at September 30, 2023 approximates $224,000 and is included in current portions of notes receivable on the accompanying consolidate balance sheet. The outstanding principal and interest at December 31, 2022 approximates $213,000 and is included in current portions of notes receivable on the accompanying consolidate balance sheet. The due date of this loan is currently being re-negotiated.

Note 11

On August 29, 2022, DSS Financial Management Inc and Borrower 11 entered into a promissory note (“Note 11”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at September 30, 2023 and December 31, 2022 approximates $99,000, and $100,000, respectively, and is included in Notes receivable on the accompanying consolidate balance sheet, of which $68,000 is included in the Current portion of notes receivable and $31,000 is included in the Notes receivable at September 30, 2023.

Note 12

On July 26, 2022, APB and Borrower 12 entered into a promissory note (“Note 12”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on September 30, 2023, approximates $929,000, net of $30,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet. The outstanding principal and interest at December 31, 2022 approximates $924,000, net of $66,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 13

On June 15, 2022, Decentralized and Borrower 13 entered into a convertible promissory note (“Note 13”) in the principal sum of $27,000,000 with interest of 8%, with an optional conversion into shares of Borrower 13 at a conversion price of $0.03, maturing on June 14, 2024, with interest due quarterly. In December 2022, this note was fully reserved for. On August 31, 2023, the full value of the outstanding principal and interest of this note was exchanged for 26,000 shares of Series D Preferred Stock with a par value of $0.0001 per share. Beginning on September 1, 2028, these Series D Preferred Shares may be redeemed in the amount of $1,000 per share. Due to the lack of liquidity of these shares, the Company has placed no value on these shares.

Note 14

On February 19, 2021, Impact BioMedical, Inc, a subsidiary of the Company, entered into a promissory note (Note 14) with Borrower 14. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of September 30, 2023, approximated $204,000 and is classified in current notes receivable on the accompanying consolidated balance sheets. The outstanding principal and interest as of December 31, 2022 approximated $206,000 with $16,000 classified in Current portion of notes receivable and $190,000 classified as Notes receivable on the accompanying consolidated balance sheets.

Note 15

On May 8, 2023, DSS Financial Management Inc and Borrower 15 entered into a promissory note (“Note 15 “) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at September 30, 2023 approximates $104,000 with approximately $44,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $60,000 is recorded as notes receivable, on the accompanying consolidated balance sheet.

Note 16

On June 27, 2023, Decentralized and Borrower 16 entered into a convertible promissory note (“Note 16”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September, 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of September 30, 2023.

Note 17

On March 31,2023, DSS Biohealth Security, Inc and Borrower 17 entered into a promissory note (“Note 17”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum (8.5% at September 31, 2023) with the total outstanding principal and interest due at the maturity date of March 31, 2025. The outstanding principal and interest at September 30, 2023 approximates $130,000. Of the total financed, approximately $83,000 of principal and accrued interest is classified as Current portion of notes receivable and the remaining balance of approximately $46,500 is recorded as Notes receivable on the accompanying consolidated balance sheet.

Note 18

On September 28, 2023, APB and Borrower 18 entered into a promissory note (“Note 18”) in the principal sum of $400,000 with interest of 5%. All unpaid principal and interest due on November 12, 2023. The outstanding principal and interest on September 30, 2023, approximates $401,000 and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 19

On August 11, 2022, APB and Borrower 19 entered into a promissory note (“Note 19”) in the principal sum of $1,430,000 with interest of 8%. All unpaid principal and interest due on August 12, 2024. The outstanding principal and interest on September 30, 2023, approximates $1,102,000, net of $375,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet. The outstanding principal, interest, and associated fees were fully reserved for as of September 30, 2023.

5. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of September 30, 2023, and December 31, 2022:

	2023
		Unrealized Gain/	Fair	Cash and Cash	Marketable
	Cost	(Loss)	Value	Equivalents	Securities
Cash	$6,827,000	$-	$6,827,000	$6,827,000	$-
Level 1
Money Market Funds	70,000	-	70,000	70,000	-
Marketable Securities	19,103,000	(8,039,000)	11,064,000	-	11,064,000
Total	$26,000,000	$(8,039,000)	$17,961,000	$6,897,000	$11,064,000

	2022
		Unrealized Gain/	Fair	Cash and Cash	Marketable
	Cost	(Loss)	Value	Equivalents	Securities	Investments
Cash	$19,226,000	$-	$19,226,000	$19,226,000	$-	$-
Level 1
Money Market Funds	64,000	-	64,000	64,000	-	-
Marketable Securities	36,263,000	(3,659,000)	27,307,000	-	27,307,000	-
Level 2
Warrants	3,318,000	-	140,000	-	-	140,000
Convertible securities	1,023,000	-	39,000	-	-	39,000
Total	$59,894,000	$(3,659,000)	$46,776,000	$19,290,000	$27,307,000	$179,000

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

As of December 31, 2022, and September 30, 2023 we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the three and nine months ended September 30, 2023, the Company recorded a Loan loss reserve of approximately $1,179,000 and $4,936,000, respectively.

General Loan Portfolio Reserve - Based upon a relatively young loan portfolio that are relatively new loans to generally credit worthy borrowers, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $145,000 and $199,000 or approximately ¼ of 1% of the loan portfolio loan balance as of December 31, 2022 and September 30, 2023, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of December 31, 2022 and September 30, 2023.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness in the Borrow 4 loan, which has a current principal and interest balance of $884,000. As of December 31, 2022 and September 30, 2023 we have recorded a specific loan loss reserve for the full balance due the Company. As of December  31, 2022 and September 30, 2023, the Company reserved for principal and interest of $27,831,000 for Borrower 13. As of September 30, 2023, the Company identified credit weakness in borrower 2 and has placed a reserve approximating $2,884,000 against the outstanding principal and interest. As of September 30, 2023, the Company identified credit weakness in borrower 16 and placed a reserve of $1,291,000 against the outstanding principal and interest. The Company identified credit weakness in Borrower 19 and has placed a reserve of $1,477,000 against the outstanding principal and interest.

7. Disposal of assets

On July 1st, 2023, The Company intended to sell its subsidiary, HWH World, Inc. to SHRG. The proposed transaction had the Company sell 1,000 shares of common stock, representing all the issued and outstanding common stock shares of HWH World for the sum $706,000 representing the gross proceeds of the sale of HWH inventory less cost of goods sold. The parties involved amended the terms of this agreement during the third quarter of 2023 from that of equity transaction to the purchase of inventory and assumption of certain liabilities by SHRG. The amended agreement identified the purchase price approximating $758,000 to be paid from amongst other things, the gross proceeds generated by the sale of the inventory acquired. The value of the inventory sold approximates $698,000 and the value of the liabilities assumed by SHRG as part of this transaction is approximately $59,000. Further, the agreement includes payment of 1% royalty, starting November 1, 2023, being defined as 1% of the gross sale price of all Seller’s new products made and sold outside of existing inventory on the schedule, for a period ending October 31, 2033. There is substantial doubt regarding SHRG’s ability to sell and pay for the inventory acquired, and therefore, the Company has determined not to record a receivable for the purchase price. A net loss approximating $639,000 associated with this transaction has been recorded during the third quarter of 2023 and is included in Loss/Gain on sale of assets on the consolidated statement of operations.

On July 1st, 2023, The Company sold 100% of the equity in its subsidiary HWH Holdings, Inc, a Texas corporation (HWHH) to SHRG for a purchase price approximating $259,000. This amount is to be paid from gross proceeds generated by the sale of the inventory acquired as part of the transaction. This transaction was later amended during the third quarter of 2023 to assign the purchase of HWHH from SHRG to Ascend Management Pte., Ltd. (“Ascend”), a Singaporean limited company. There is substantial doubt regarding Ascend’s ability to sell and pay for the inventory acquired, and therefore, the Company has determined not to record a receivable for the purchase price. A net loss approximating $617,000 associated with this transaction has been recorded during the third quarter of 2023 and is included in Loss/Gain on sale of assets on the consolidated statement of operations.

8. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of September 30, 2023, and December 31, 2022, was approximately $3,726,000 and $3,319,000, respectively. During the nine-month ended September 30, 2023 and September 30, 2022, the Company recorded unrealized gain of approximately $407,000 and loss on this investment of $1,539,000, respectively.

West Park Capital, Inc.

On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2022 and as of September 30, 2023.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three and nine months ended September 30, 2023, approximated $6,000 and $28,000, respectively

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

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

Stemtech Corporation (Sharing Services Global Corp)

In September 2021, the Company’s former subsidiary SHRG, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which SHRG invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $ 1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the SHRG an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-dayperiod ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee. In November 2021, Globe Net Wireless Corp. changed its corporate name to Stemtech Corporation. In connection therewith, the investee’s common stock is now traded under the symbol “STEK”. The SHRG carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. As of September 30, 2023 and December 31, 2022 the investment in the GNTW Warrant and Convertible Note, were valued at $0, and $44,000 and $0 and $39,000, respectively.

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

9. Acquisitions

Sentinel Brokers Company, Inc.

On May 13, 2021, Sentinel Brokers, LLC. (“Sentinel LLC”), subsidiary of the Company entered into a stock purchase agreement (“Sentinel Agreement”) to acquire a 24.9% equity position of Sentinel Brokers Company, Inc. (“Sentinel Co.”), a company registered in the state of New York, for the purchase price of $300,000. During the nine months ended September 30, 2021, the Company contributed an additional $750,000 capital into Sentinel, increasing its total capital investment to $1,050,000 as of September 30, 2021. Up to and through November 30, 2022, Sentinel LLC accounted for its investment in Sentinel Co. using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures recognizing our share of Sentinel’s earnings and losses within our consolidated statement of operations. Under the terms of this agreement, the Company had the option to purchase an additional 50.1% of the outstanding Class A Common Shares. In December 2022, Sentinel LLC exercised this option to increase its equity position to 75%. In May 2023, the Company acquired an additional 5% equity position of Sentinel Co. to increase its ownership percentage to 80%. The acquisition of Sentinel Co. meets the definition of a business with inputs, processes, and outputs, and therefore, the Company has concluded to account for this transaction in accordance with the acquisition method of accounting under Topic 805.

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

On March 16, 2021, American Medical REIT, Inc. received loan proceeds in the amount of approximately $110,000 under the Paycheck Protection Program (“PPP”) with a fixed rate of 1% and a 60-month maturity term. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. These funds were used for payroll, benefits, rent, mortgage interest, and utilities. As of December 31, 2021, the outstanding principal and interest of approximately $111,000 is included in long-term debt, net on the consolidated balance sheet. During the year ended December 31, 2022, the PPP loan was forgiven in full and recorded as a gain on extinguishment of debt on the accompanying consolidated statement of operations.

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of September 30, 2023, and December 31, 2022, the outstanding principal on the BOA Note was $3,053,000 and $3,406,000, respectively and had an interest rate of 4.63%. As of September 30, 2023, $491,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $2,562,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annually. As of September 30, 2023, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at December 31, 2022 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of September 30, 2023 approximated $4,652,000. Of the total financed, approximately $102,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,590,000 recorded as long-term debt, net of $56,000 in deferred financing costs.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of September 30, 2023 and December 31, 2022, $512,000 and $3,000,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of September 30, 2023 $1,997,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2022 $3,000,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of December 31, 2022 is approximately $52,407,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at December 31, 2022 was 8.46%. The maturity date of November 2, 2023, may be extended to November 2, 2024. As of December 31, 2022, the outstanding principal and interest of the LifeCare agreement approximates $40,193,000, net of deferred financing costs of $270,000. As of September 30, 2023, the outstanding principal and interested approximates $40,462,000, net of deferred financing costs of $24,000 is included in current portion of long-term debt, on the consolidated balance sheet. Interest expense for the nine months ended September 30, 2023 and 2022 approximated $2,672,000 and $952,000, respectively. The LifeCare agreement is currently in default. The Company is in the process of remediating the related issues and continues to negotiate the extension of the loan.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued unpaid interest of $119,000 through December 31, 2022. This transaction was finalized in July 2022 and is eliminated upon consolidation into DSS. Interest expense for this note totaled $625,000 in September 2023 and $346,000 in December 2022.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. The net book value of the assets acquired as of December 31, 2022 is approximately $4,450,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. The Pinnacle Loan contains certain covenants that are to be tested annually. At September 30, 2023, AMRE is in compliance with all covenants. The outstanding principal and interest, net of debt issuance costs of $35,000, approximates $2,966,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at September 30, 2023. The outstanding principal and interest, net of debt issuance costs of $60,000, approximates $2,952,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at December 31, 2022. Interest expense equaled $24,000 for September 2023 and $153,000 in December 2022.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of September 30, 2023, the outstanding principal and interest approximates $746,000 of which $112,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $634,000 recorded as long-term debt.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to September 30, 2023, are as follows:

Year	Amount
2024	46,952,000
2025	859,000
2026	901,000
2027	947,000
2028	1,200,000
Thereafter	3,526,000

11. Lease Liability

The Company has operating leases predominantly for operating facilities. As of September 30, 2023, the remaining lease terms on our operating leases range from less than one to twelve years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of September 30, 2023.

Future minimum lease payments as of September 30, 2023, are as follows:

Maturity of Lease Liability:

Totals
2024	1,275,000
2025	861,000
2026	839,000
2027	808,000
2028	824,000
After	4,916,000
Total lease payments	9,523,000
Less: Imputed Interest	(1,670,000)
Present value of remaining lease payments	$7,853,000

Current	$813,000
Noncurrent	$7,040,000

Weighted-average remaining lease term (years)	13.3

Weighted-average discount rate	4.3%

In March of 2022, Premier Packaging began leasing its relocated manufacturing facilities to West Henrietta, New York. This lease contains an escalating payment clause, ranging from $61,000 per month to $78,000 per month, over the twelve-year term of the lease. Total cash paid for leases during the three months ended September 30, 2023 and nine months ended September 30, 2023 are $319,000 and $948,000, respectively.

12. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of September 30, 2023 and December 31, 2022, no liability has been recorded in relation to the Equivir License as development of the Equivir technology has not begun and no reasonable amount can be estimated.

13. Stockholders’ Equity

Equity transactions –

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

On April 10, 2023, the Company issued 1,247,078 shares of common stock to Mr. Frank Heuszel, CEO of DSS, pursuant to his employment agreement. These shares were issued to settle a previously recorded liability of approximately $268,000.

Stock-Based Compensation –

The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2023, the Company did not have stock compensation associated with these items, and 5,333 options were forfeited.

Impact BioMedical, Inc. Equity Transactions –

On August 8, 2023 DSS BioHealth Securities, Inc., a wholly-owned subsidiary of the Company, and the sole shareholder of Impact BioMedical Inc. , distributed to the shareholders of DSS on record as of July 10, 2023 4 shares of Impact Bio’s stock for 1 share they owned of DSS stock. Each share of Impact BioMedical distributed as part of the distribution will not be eligible for resale until 180 days from the date Impact BioMedical’s initial public offering becomes effective under the Securities Act, subject to the discretion of the Company to lift the restriction sooner.

On October 31, 2023, Impact BioMedical effected a reverse stock split of 1 for 55. As of December 31, 2022 and September 30, 2023, there were 3,877,282,251 shares of common stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the largest shareholder of Impact BioMedical converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%

14. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the nine-months ended September 30, 2023, and 2022:

	2023	2022

Cash paid for interest	$3,432,000	$1,907,000

Non-cash investing and financing activities:
Notes receivable converted to equity investments	$-	$1,940,000
Shares issued for acquisition of marketable security	$-	$7,169,000
Shares issued for the acquisition of notes receivable	$-	$8,717,000
Right of use asset addition	$-	$9,895,000
Shares issued in lieu of bonus cash	$268,000	$6,216,000

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2023 and 2022 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended	Product	Commercial	Direct
September 30, 2023	Packaging	Lending	Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,378,000	$108,000	$523,000	$-	$173,000	$-	$4,182,000
Interest expense	51,000	-	-	-	-	-	51,000
Interest income	-	-	660,000	6,000	16,000	-	682,000
Net Loss (income) from operations	(579,000)	(24,000)	(1,010,000)	(1,151,000)	(2,166,000)	(1,751,000)	(6,681,000)
Capital expenditures	67,000	-	-	-	-	-	67,000
Identifiable assets	21,554,000	39,446,000	7,102,000	49,816,000	69,498,000	9,135,000	196,551,000

Three Months Ended	Product	Commercial	Direct
September 30, 2022	Packaging	Lending	Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$4,707,000	$370,000	$4,956,000	$-	$1,646,000	$183,000	$11,862,000
Depreciation and amortization	168,000	-	41,000	278,000	2,423,000	17,000	2,927,000
Interest Expense	42,000	-	193,000	-	371,000	-	606,000
Interest income	-	-	3,000	94,000	79,000	143,000	319,000
Net income (loss) from operations	(1,077,000)	221,000	(15,379,000)	(909,000)	(3,182,000)	(4,476,000)	(24,802,000)
Capital expenditures	300,000	-	73,000	-	-	-	373,000
Identifiable assets	24,035,000	48,121,000	39,979,000	57,225,000	81,766,000	13,754,000	264,880,000

Nine Months Ended	Product	Commercial	Direct
September 30, 2023	Packaging	Lending	Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$13,038,000	$422,000	$6,088,000	$-	$3,697,000	$-	$23,245,000
Interest expense	137,000	-	(6,000)	-	307,000	-	438,000
Interest income	-	-	945,000	149,000	126,000	-	1,220,000
Net income (loss) from operations	(88,000)	(1,800,000)	(32,272,000)	(5,933,000)	(8,606,000)	(4,340,000)	(53,039,000)
Capital expenditures	596,000	-	-	17,000	66,000	-	679,000
Identifiable assets	21,554,000	39,446,000	7,102,000	49,816,000	69,498,000	9,135,000	196,551,000

Nine Months Ended	Product	Commercial	Direct
September 30, 2022	Packaging	Lending	Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$11,876,000	$644,000	$18,000,000	$94,000	$4,817,000	$496,000	$35,927,000
Depreciation and Amortization	525,000	-	248,000	835,000	7,637,000	106,000	9,351,000
Interest expense	100,000	-	193,000	-	1,812,000	-	2,105,000
Stock based compensation	1,000	-	-	-	-	3,000	4,000
Net income (loss) from operations	(755,000)	638,000	(19,102,000)	(2,198,000)	(8,334,000)	(9,410,000)	(39,161,000)
Capital expenditures	1,242,000	-	88,000	-	15,000	4,000	1,349,000
Identifiable assets	24,035,000	48,121,000	39,979,000	57,225,000	81,766,000	13,754,000	264,880,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended September 30, 2023
Packaging Printing and Fabrication	$3,293,000
Commercial and Security Printing	22,000
Total Printed Products	$3,315,000

Three months ended September 30, 2022
Packaging Printing and Fabrication	$4,888,000
Commercial and Security Printing	144,000
Total Printed Products	$5,032,000

Nine months ended September 30, 2023
Packaging Printing and Fabrication	$12,539,000
Commercial and Security Printing	347,000
Total Printed Products	$12,976,000

Nine months ended September 30, 2022
Packaging Printing and Fabrication	$12,357,000
Commercial and Security Printing	293,000
Total Printed Products	$12,650,000

Direct Marketing

Three months ended September 30, 2023
Direct Marketing Internet Sales	$523,000
Total Direct Marketing	$523,000

Three months ended September 30, 2022
Direct Marketing Internet Sales	$4,937,000
Total Direct Marketing	$4,937,000

Nine months ended September 30, 2023
Direct Marketing Internet Sales	$6,088,000
Total Direct Marketing	$6,088,000

Nine months ended September 30, 2022
Direct Marketing Internet Sales	$17,939,000
Total Direct Marketing	$17,939,000

Rental Income

Three months ended September 30, 2023
Rental income	$236,000
Total Rental Income	$236,000

Three months ended September 30, 2022
Rental income	$1,485,000
Total Rental Income	$1,485,000

Nine months ended September 30, 2023
Rental income	$3,464,000
Total Rental Income	$3,464,000

Nine months ended September 30, 2022
Rental income	$4,656,000
Total Rental Income	$4,656,000

Net Investment Income

Three months ended September 30, 2023
Net Investment Income	$108,000
Total Investment Income	$108,000

Three months ended September 30, 2022
Net Investment Income	$370,000
Total Rental Income	$370,000

Nine months ended September 30, 2023
Net investment income	$422,000
Total Management fee income	$422,000

Nine months ended September 30, 2022
Net Investment Income	$644,000
Total Management fee income	$644,000

Commission Income

Three months ended September 30, 2023
Commission income	$-
Total commission income	$-

Three months ended September 30, 2022
Commission income	$-
Total commission income	$-

Nine months ended September 30, 2023
Commission income	$295,000
Total commission income	$295,000

Nine months ended September 30, 2022
Commission income	$-
Total commission income	$-

16. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of September 30, 2023, and December 31, 2022, was approximately $3,726,000 and $3,319,000, respectively. During the nine-month ended September 30, 2023 and September 30, 2022, the Company recorded unrealized gain of approximately $281,000 and loss on this investment of $75,000, respectively.

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

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of September 30, 2023 and December 31, 2022, $512,000 and $3,000,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of September 30, 2023 $1,997,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2022 $3,000,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued unpaid interest of $119,000 through December 31, 2022. This transaction was finalized in July 2022 and is eliminated upon consolidation into DSS. Interest expense for this note totaled $625,000 in September 2023 and $346,000 in December 2022.

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

17. Subsequent Events

The Company has evaluated all subsequent events and transactions through November 14, 2023, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than what was identified below:

On October 31, 2023, Impact BioMedical effected a reverse stock split of 1 for 55. As of June 30, 2023, and December 31, 2022, there were 3,877,282,251 shares of common stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Impact’s largest shareholder and a wholly-owned subsidiary of DSS, converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of Impact’s common stock from approximately 88% to approximately 12%.

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

On April 21, 2021, the Company announced its wholly owned subsidiary, Premier Packaging Corporation’s intentions to relocate from its current 48,000 square-foot manufacturing facility from Victor, NY to a new 105,000 square-foot facility in the Town of Henrietta, NY approximately 15 miles from its Victor location by the end of 2021. In connection with this relocation, Premier Packaging has entered into an agreement to sell its current Victor location and closed the transaction in March 2022.

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

On June 18, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE financed the purchase of a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site in Shelton, Connecticut (See Note 7). In accordance with Topic 805, the acquisition of the medical acquired has been determined to be an acquisition of assets as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. This property was appraised at approximately $7,150,000, of which $6,027,000 and $815,000 were allocated to the facility and land, respectively. Also included in the value of the property is $308,000 of intangible assets with an estimated useful life of 11 years. Contained within the sale-purchase agreement for this facility, is a $1,500,000 earnout due to the seller if certain criteria are met. As of September 30, 2023, no liability has been recorded for this earnout as management determined it is currently remote.

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

Direct Marketing: (“Direct”) Through its holding company, Decentralized Sharing Systems, Inc. and its subsidiaries and partners, including Sharing Services Global Corporation provide an array of products and services, through licensing agreements.

Results of operations for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue

	Three months ended September 30, 2023	Three months ended September 30, 2022	% Change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% Change

Printed products	$3,315,000	$5,032,000	-34%	$12,976,000	$12,650,000	3%
Rental income	236,000	1,485,000	-84%	3,464,000	4,656,000	-26%
Management fee income	-	38,000	-100%	-	38,000	-100%
Net investment income	108,000	370,000	-71%	422,000	644,000	-34%
Commission revenue	-	-	N/A	295,000	-N/A
Direct marketing	523,000	4,937,000	-89%	6,088,000	17,939,000	-66%

Total Revenue	$4,182,000	$11,862,000	-65%	$23,245,000	$35,927,000	-35%

For the three and nine months ended September 30, 2023, total revenue decreased 65% and 35% respectively, as compared to the three and nine months ended September 30, 2022. Revenues from the sale of Printed products decreased 34% during three months but increased 3% during nine months ended September 30, 2023, as compared to the same period in 2022 due primarily to orders expected to ship during the 3rd quarter 2023 being pushed to the 4th quarter 2023. The decreases in Rental income, $236,000, and $3,464,000 respectively, for the three months ended September 30, 2023 and $1,485,000, and $4,656,000, respectively for the three and nine months ended September 30, 2022, is driven by the tenants at AMRE LifeCare being unable to make full rental payments on a monthly basis. The decreases in Net investment income of $108,000 for three months ended September 30, 2023 and $422,000 for nine months ended September 30, 2023 as compared to $370,000 and $644,000 for the three and nine months ended September 30, 2022 is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. The Company’s Direct Marketing revenues decreased 89% and 66% for the three and nine months ended September 30, 2023 as compared to 2022 due primarily to the Deconsolidation of SHRG as described in Note 1.

Costs and expenses

	Three months ended September 30, 2023	Three months ended September 30, 2022	% Change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% Change

Cost of revenue
Printed products	$3,871,000	$5,174,000	-25%	$10,952,000	$11,201,000	-2%
Securities	1,922,000	3,541,000	-46%	6,046,000	10,837,000	-44%
Direct marketing	271,000	2,926,000	-91%	2,077,000	7,160,000	-71%
Other	8,000	292,000	-97%	362,000	460,000	-21%
Sales, general and administrative compensation	1,132,000	6,968,000	-84%	7,493,000	20,177,000	-63%
Professional fees	1,139,000	2,919,000	-61%	3,248,000	6,416,000	-49%
Stock based compensation	-	-	N/A	-	4,000	-100%
Sales and marketing	483,000	3,110,000	-84%	3,534,000	9,952,000	-64%
Rent and utilities	156,000	295,000	-47%	656,000	632,000	4%
Research and development	239,000	331,000	-28%	684,000	705,000	-3%
Other operating expenses	64,000	1,054,000	-94%	5,421,000	2,431,000	123%

Total costs and expenses	$9,285,000	$26,610,000	-65%	$40,473,000	$69,974,000	-42%

Costs of revenue include all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our Securities operating segments is comprised mainly of our REIT line of business and includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization, and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 49% for three-months ended September 2023 as compared to 2022 and decreased 34% for nine-months ended September 2023 as compared to September 2022 primarily related to the Deconsolidation of SHRG as described in Note 1.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 84% and 63% for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 due primarily to the Deconsolidation of SHRG as described in Note 1.

Professional fees decreased 61% and 49%, during the three and nine months ended September 30, 2023, as compared to the same periods in 2022 respectively, primarily due to a decrease in legal fees associated with the direct marketing segment, accounting fees, and due diligence fees related to potential acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. There was no stock based compensation during the nine months ended September 30, 2023.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing decreased 84% and 64% during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 respectively, due primarily to the Deconsolidation of SHRG as described in Note 1.

Rent and utilities decreased 47% during the three months period but increased 4% for nine months ended September 30, 2023, as compared to the same period in 2022 respectively, primarily due to end of the lease in Tennessee for AMRE office space and California for the Company’s DSS Wealth Management subsidiary. The company rented additional space at our facility leased in Houston, Texas started during the 2022 as well as Premier Packaging’s leased facility beginning in March 2022.

Research and development costs decreased 28% and 3% during the three and nine months ended September 30, 2023, as compared to the same period in 2022 respectively, due to a decrease in such activities at our Impact Biomedical, Inc. subsidiary.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three and nine months ended September 30, 2023, other operating expenses decreased 94% but increased 123% as compared to the same period in 2022 respectively, due primarily to the reserves put against rent receivables during the nine months ended September 30, 2023 at our AMRE subsidiary approximating $3.4 million.

Other Income (Expense)

	Three months ended September 30, 2023	Three months ended September 30, 2022	% Change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% Change

Interest Income	$682,000	$319,000	114%	$1,220,000	$613,000	99%
Dividend Income	-	-	N/A	12,000	-	N/A
Interest Expense	(51,000)	(42,000)	21%	(438,000)	(100,000)	338%
Other Income (expense)	(44,000)	3,627,000	-101%	44,000	4,203,000	-99%
Loss on investments	301,000	(14,302,000)	-102%	(30,490,000)	(10,479,000)	191%
Gain/(loss) on equity method investment	(6,000)	344,000	-102%	(28,000)	134,000	-121%
Gain/(Loss) on extinguishment of debt	-	-	N/A	-	110,000	-100%
Provision for loan losses	(1,179,000)	-	N/A	(4,936,000)	-	N/A
Loss on disposal of operations, net of taxes	(1,281,000)	-	N/A	(1,281,000)	405,000	-415%

Total other income	$(1,578,000)	$(10,054,000)	-84%	$(35,897,000)	$(5,114,000)	602%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4.

Other expense for the nine months ended September 30, 2022 is driven by the impairment of investments and notes receivables for SHRG approximating $1,745,000. No similar activity occurred in 2023.

Interest expenses increased 21% and 338% during the three and nine months ended September 30, 2023, as compared to the same period in 2022, due to decreasing debt balances.

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

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the three and nine months ended September 30, 2023.

Gain on extinguishment of debt During the three months ended June 30, 2022, SHRG’s $110,000 SBA Paycheck Protection Program was forgiven in full.

Loss on sale of assets is driven by the Company’s loss on the sale of equity of HWH Holdings Inc and loss on sale of assets of HWH World as identified in Note 7.

Net Loss

	Three months ended September 30, 2023	Three months ended September 30, 2022	% Change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% Change

Loss from continuing operations	$(6,681,000)	$(24,802,000)	73%	$(53,039,000)	$(39,161,000)	-35%

Net loss	$(6,681,000)	$(24,802,000)	73%	$(53,039,000)	$(39,161,000)	-35%

For the three and nine months ended September 30, 2023, the Company recorded net losses of $6,681,000 and $53,039,000, respectively as compared to net losses of $24,802,000 and $39,161,000, respectively for September 30, 2022. The decrease in net loss during the three months ended September 30, 2023, is driven by the Deconsolidation of SHRG as described in Note 1.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of September 30, 2023 the Company had cash of approximately $6.9 million. As of September 30, 2023, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing. The deconsolidation of SHRG and sale of HWH Holdings, Inc, two companies with historical losses, will also is expected to improve future cash flows.

Cash Flow from Continuing Operating Activities

Net cash used from continuing operating activities was $21,035,000 for the nine months ended September 30, 2023 as compared to $23,251,000 for the nine months ended September 30, 2022. This fluctuation is driven by increases in net loss and decrease in inventory of $5,270,000, accounts receivable of $2,520,000 off-set by accrued expenses of $15,549,000 during 2023.

Cash Flow from Investing Activities

Net cash provided by investing activities was $11,885,000 for the nine months ended September 30, 2023 as compared to net cash used of $17,816,000 for the nine months ended September 30, 2022. This fluctuation is driven by the sale of marketable securities approximating $11,330,000 during 2023 versus the purchase of marketable securities approximating $14,254,000 during 2022.

Cash Flow from Financing Activities

Net cash used from financing activities was $3,243,000 for the nine months ended September 30, 2023 and represents payment of debt of $4,056,000 offset by borrowings of debt of $813,000. During the nine months ended September 30, 2022, net cash provided by financing activities was driven by borrowings of long-term debt of $6,360,000 and issuance of common stock of $1,518,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2021, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2023, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 which remained as of September 30, 2023, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2023, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 12 Commitments and Contingencies.

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

DSS, INC.

November 14, 2023	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

