Form 10-K
period 2023-12-31
DSS, INC.
filed 2024-03-27
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2023 was $20,278,452.

The number of shares of the registrant’s common stock outstanding as of March 1, 2024, was 7,066,772.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DSS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

DSS, Inc. (together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “DSS,” “we,” “us,” “our” or the “Company”, currently operates five distinct business lines operate around the globe with primary operations in North America and Asia. The six divisions are:

1.	Product Packaging,
2.	Biotechnology,
3.	Commercial Lending,
4.	Securities and Investment Management, and
5.	Alternative Trading,
6.	Direct Marketing,

Each of these business lines are in various stages of development, growth, and income generation. Due to these variations in the business cycle, including differences in revenue and assets acquired, the company is currently reporting financial information for five of these operating segments:

1.	Product Packaging,
2.	Commercial Lending,
3.	Biotechnology,
4.	Direct Marketing, and
5.	Securities and Investment Management

As the other divisions grow and start generating material operations and revenue, those operating segments will be added to our financial segmental reporting.

Our divisions, their business lines, subsidiaries, and operating territories:

1.	Product Packaging: The Company’s consumer packaging and security printing business is led by its wholly owned subsidiary, Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market.

2.	Biotechnology: (“Biotech”) Biotechnology, a science-driven industry sector that uses living organisms and molecular biology to produce healthcare-related products, progressed on multiple fronts in 2021. This business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. We had a productive year including key patent awards, the advancement of key programs, the release of positive study results, and several projects now in global licensing discussions. Assets of this group are organized under the holding company, DSS BioHealth Security, Inc. Its subsidiaries are currently operating in Houston, TX and Rochester, NY. The group also has a research facility in Winter Haven, Florida.

3.	Commercial Lending: American Pacific Bancorp, Inc. (“APB”) represents our banking and financing business line. During 2023, APB issued more than $14 million in new loans, and over $4 million in renewal loan to customers with strong credit quality across a diverse portfolio of businesses. Looking ahead, to better meet the needs of the current financial market, the company is looking to transition away from certain industries like direct marketing and focus more on growing its inventory / equipment loan portfolio as well as engaging in more specialized areas of lending like broker/dealer loans. We will continue to monitor our managed loan portfolio of more than $22 million, which earns 1.25% annually in service charges, and explore future opportunities. Importantly, the equity portfolio as a bank holding company is anticipated to remain relatively stable, regardless of stock market fluctuations.

4.	Securities and Investment Management: In 2023, DSS continued our strategic investments in three broker dealers; WestPark Capital, BMI Capital Investments, and Sentinel Brokers Company, Inc. Additionally, we have become the Registered Investment Advisor (“RIA”) for DSS AmericaFirst Quantitative Funds (DSS AmericaFirst) family. This group of businesses is led by its holding company, DSS Securities, Inc., (“DSS Securities”) and the group is currently headquartered in Houston, Texas, with operations in Chicago, Illinois, Sacramento, California, Los Angeles, California, and New York, NY. Also in this segment is the Company’s real estate investment trusts (“REITs”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. The REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. This group is headquartered in Houston, Texas.

5.	Alternative Trading: (“Alt. Trading”) This Division was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alt. Trading, in partnership with recognized global leaders in alternative trading systems, intends to obtain a broker-dealer license and launch an Alternative Trading System (“ATS”). The ATS, focusing on financial market inefficiencies, will utilize a blockchain based financial market infrastructure (‘FMI’) that will trade digital asset securities exempt from registration, or ‘private securities’. The digital FMI will allow for T+0 settlement, which USX believes can be used to attract liquidity. The platform will generate trading liquidity for the ‘middle’ market – companies that are seeking to raise under $150M USD, can pursue private placements, which have lower compliance costs that public offerings. USX Holdings Company, Inc. (“USX”), a subsidiary of the DSS Blockchain, Inc., is a collaboration between the GSX Group, Coinstreet Partners and DSS, Inc. This collaboration is currently in the planning stages. The Alt. Trading division is currently headquartered in Houston, TX.

6.	Digital Transformation (Legacy): This division was established to serve as a Preferred Technology Partner and Application Development Solution for mid-cap brands across various industries, including the direct selling and affiliate marketing sector. Digital Transformation enhanced marketing, communications, and operational processes through tailored software development and implementation. It successfully launched several mobile applications for direct sales businesses, seamlessly integrating back-office and social networking functions. Please note that Digital Transformation was headquartered in Hong Kong until its discontinuation in 2023.

7.	Secure Living (Legacy): This division had embarked on a mission to create fully sustainable, secure, connected, and health-focused living communities, featuring homes equipped with advanced technology, energy-efficient solutions, and high-quality living environments, catering to both new construction and renovation projects for single and multi-family residential housing. Secure Living had been actively collaborating with various land development partners across the United States to develop complete, fully sustainable single-family subdivisions promoting healthy living. Secure Living was headquartered in Houston, Texas, until it was wound down in 2023.

8.	Alternative Energy (Legacy): This group was established with the vision to lead the company into the clean energy sector, focusing on environmentally responsible and sustainable initiatives. Alset Energy, Inc., the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., were dedicated to the development of utility-scale solar farms to support regional power grids in the United States and provide small microgrids for independent energy on underutilized properties. In addition to solar farms, solar battery banks, and residential energy creation and storage, Alset Energy also explored alternative energy investment and development opportunities. Our overarching goal was to make a significant impact in mitigating the negative effects of climate change by reducing air pollution and expanding access to clean energy, thus contributing to global economic well-being. Alset Energy was headquarters in Houston, Texas until its discontinuation in 2023.

9.	Direct Marketing: (“Direct”) Led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in licensing its products and services through its subsidiary HWH World, Inc. (“HWH World”) using the popular gig economic marketing strategy as a form of direct marketing. Direct’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe.

2023 RECAP

The following is a summary of the DSS reported transactions and investments since January 2023 that reflect the active advancements and investments in these business lines:

On April 17, 2023, DSS, Inc.. announced today that Jason Grady, Chief Operating Officer of DSS, will be presenting at the Emerging Growth Virtual Conference on Wednesday, April 19 from 1:45-2:15 PM.

On April 19, 2023, DSS, Inc. announced that the Company plans to distribute to its stockholders common stock of Sharing Services Global Corporation (“Sharing Services” or “SHRG”) that is beneficially held by DSS, directly and through its subsidiary, Decentralized Sharing Systems, Inc. (“DSSI”). Sharing Services is a diversified direct marketing company that is currently listed on the OTC (OTC: SHRG) and is in the process of up-listing to Nasdaq.

On May 1, 2023, DSS, Inc. announced today the distribution date for the common stock of Sharing Services Global Corporation (“Sharing Services” or “SHRG”) that is beneficially held by DSS, directly and through its subsidiary, Decentralized Sharing Systems, Inc. (“DSSI”). As previously announced, DSS Inc., together with its subsidiary DSSI, distributed (the “Distribution”) approximately 280 million shares of Sharing Services’ common stock beneficially held by DSS and DSSI in a distribution to holders of DSS common stock, par value $0.02 per share (“DSS Common Stock”) as of April 28, 2023. Each share of DSS Common Stock outstanding as of 5:00 p.m., New York City time, held on April 28, 2023, will entitle the holder thereof to receive two (2) SHRG common stock shares to be distributed on May 4, 2023.

On May 16, 2023, DSS, Inc reported earnings results for the First Quarter Ended March 31, 2023. Premier Packaging division had a stellar quarter in booking a 72% increase in revenues in the first quarter compared to the First Quarter of 2022 as a result of our capital investments completed over the past year.”

On June 26, 2023, DSS, Inc Announces Record and Distribution Date for Impact BioMedical Spin-Off Special Dividend. DSS, Inc. has filed for the distribution of a special stock dividend to DSS Inc. shareholders of record on June 30th for distribution on July 14, 2023. DSS shareholders of record as of 4:00 p.m. ET on June 30, 2023 (the “record date”) will receive four (4) shares of Impact Biomedical, Inc. for every one (1) share of DSS.

On June 30, 2023, DSS, Inc announced updated shareholder of record date for Spin-Off of Impact BioMedical, Inc. DSS, Inc. filed for the distribution of a special stock dividend of Impact Biomedical Inc. to DSS Inc. shareholders of record on July 10, 2023, pending SEC clearance. DSS shareholders of record as of 5:00 p.m. ET on July 10, 2023 (the “record date”) were entitled to four (4) shares of Impact Biomedical Inc. for every one (1) share of DSS on the distribution date.

On July 31, 2023, DSS, Inc. announced today the distribution date for the previously announced stock dividend of Impact BioMedical Inc. DSS Inc. shareholders of record on July 10, 2023 will be entitled to four (4) shares of Impact Biomedical Inc. for every one (1) share of DSS to be distributed on August 8, 2023.

On October 23, 2023, DSS, Inc. announced that a registration statement on Form S-1 was filed with the U.S. Securities and Exchange Commission (“SEC”) relating to the proposed initial public offering of DSS’s wholly-owned subsidiary, Impact Biomedical.

On October 26, 2023, DSS, Inc. announced that the Company received a letter (the “Letter”) from the staff of NYSE American LLC (the “Exchange”) stating that the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE American Company Guide. The Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Exchange has determined to be no later than April 20, 2024.

On November 8, 2023, Impact BioMedical Inc. (“Impact”) filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 6, 2023, disclosing that Impact effected a reverse stock split of its issued and outstanding common stock by a ratio of 1 for 55. Impact did not effectuate a reverse split of its authorized capital stock and no amendment to the articles of incorporation or bylaws was made. Impact received approval from its majority stockholder and the Company’s Board of Directors to effectuate the reverse split.

On November 14, 2023, DSS, Inc. announced that, in a unanimous decision, the Court of Appeals for the Federal Circuit (CAFC) rejected Nichia Corp.’s challenge to U.S. Patent No. 6,879,040 (the ‘040 Patent). U.S. Chief Circuit Judge Kimberly Moore, who authored the opinion, and U.S. Circuit Judges Kara Stoll and Tiffany Cunningham sat on the panel for the Federal Circuit.

On November 28, 2023, Premier Packaging, a Wholly-Owned Subsidiary of DSS, Inc., Secures Contract Extension with Major Retailer Worth Up to $15 Million over Four Years. DSS, Inc. announced today that its wholly-owned subsidiary, Premier Packaging signed a contract extension with an existing client for the next three years totaling a minimum of $12 Million with a fourth year extension option bringing the potential total revenue to over $15 Million.

On December 22, 2023, DSS, Inc. announced that it will proceed with a 1-for-20 reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock, par value $0.02, following authorization by its Board of Directors and majority shareholders to effect a reverse split by a ratio of not less than 1-for-20 and not more than 1-for-40 (the “Reverse Split Range”), at any time on or before April 20, 2024, with the Board having the discretion as to whether or not the Reverse Split is to be effected, and with the exact ratio to be set at a whole number within the Reverse Split Range as determined by the Chief Executive Officer in his discretion. The reverse split was effective January 8, 2024.

STRATEGIC BUSINESS PLAN AND 2023 PROGRESSION

Here we highlight three specific developments:

We are preparing for an Initial Public Offering (“IPO”) of our majority owned subsidiary, Impact Biomedical, Inc. (“IBIO”), after distributing four shares of IBIO for every share of DSS held as of the record date of July 10, 2023.

Once the IPO has been completed, these stock dividend shares will not be eligible for resale until 180 days from the effective date of the IPO, a restriction that can be lifted at the discretion of IBIO. The structure of this spinoff is designed for DSS to maintain the consolidation of IBIO’s financials, ensuring our shareholders receive the benefits of IBIO’s success on a go forward basis. Our license agreement with ProPhase Labs (Nasdaq: PRPH) is resulting in promising clinical advancement in the development of our Linebacker and Equivir assets. Impact Biomedical is actively considering various ways to maximize the value of its investments and assets. The company is excited about the opportunities that the IPO will create and is looking forward to introducing its shareholders to subsequent spinoffs or similar liquidity events.

Turning to our product packaging division, Premier Packaging Corporation, Inc., net income increased 126% year over year. Premier Packaging Corporation is experiencing a positive trend in its financial performance, thanks to strategic investments and operational improvements.

Our commitment to reinforcing our leadership dynamics is evident in the recent enhancement of the management team at DSS Wealth Management, Inc. This deliberate move is aimed at fostering a legacy of investment excellence and scaling our assets under management. We are planning to launch a Total Return Bond Fund, to capitalize on the prevailing higher interest rates.

Three-Stage Development for Exponential Growth

For every completed acquisition, and taking into consideration market conditions and other constraints, we adhere to a well-structured three-stage development process with the goal of maximizing value creation and propelling our growth by expanding our capabilities, strength, and scale.

Stage 1: Asset Acquisition and Organizational Development In this initial phase, our focus lies in identifying and acquiring assets, vehicles, asset structures, and assembling the necessary talent and organizations. This strategic step serves as the strong foundation upon which we build future growth.

Stage 2: Revenue Generation and Operational Excellence Our second stage revolves around driving revenue through diverse channels, including revenue streams, licensing, and other scalable sources. Our primary objective during this phase is the creation of efficient and well-operating businesses that excel in operational performance. The success achieved in this stage in 2022, evidenced by substantial revenue growth, is a testament to our efforts.

Stage 3: Profitability and Positive EBITDA The third and final stage focuses on achieving positive EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) and profitability. This is realized through the optimization of business operations, capitalizing on scale and efficiency to generate sustained profits.

Growth Strategies

IPOs as a Growth Strategy: Our company has plans to pursue Initial Public Offerings (IPOs) as a means to share its success with shareholders. We aim to take our businesses public once they reach an optimal point for effective leverage and meet internal goals and expectations.

Decentralized Sharing Model: We firmly believe in our unique decentralized sharing model, combined with the three-stage development process, to create substantial shareholder value. This model involves distributing dividends from potential IPOs directly to benefit shareholders.

In summary, our strategy delineates a methodical approach encompassing asset acquisition, revenue generation, operational efficiency, profitability, and ultimately, taking businesses public through IPOs to reward our shareholders. We place a strong emphasis on our decentralized sharing model, ensuring that the benefits of our success are shared directly with our valued shareholders.

Premier Packaging Secures Contract Extension with Major Retailer

Our Premier Packaging Corporation, Inc. (“Premier”) subsidiary provides a clear example of the second stage of our development process as it began operations at its new 105,000 sq. ft. facility in Western New York in the first half of 2022. The increased production capacity at the new facility, which has enabled us to meet growing customer demand, was a key driver behind our nearly 3% year-over-year revenue growth for this segment in the most recently reported quarter as well as net income increase of 126% year over year.

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

In 2023, Premier Packaging signed a contract extension with an existing client for the next three years with expected revenue to approximate $12 Million with a fourth-year extension.

We are very pleased to see that our capital investment to increase production capacity and economies of scale at Premier Packaging continues to result in satisfied clients and increasing revenues. Since inaugurating Premier’s state-of-the-art 105,000 sq. ft. facility in 2022, our packaging division has expanded its customer base and built a competitive advantage in the packaging industry. We will continue to add capabilities in key areas that increase operational efficiencies to strengthen Premier’s foundation and offerings while continuing to provide world-class service to our customers.

Premier specializes in creating innovative fiber-based, folding cartons and packaging solutions which provide a sustainable alternative to traditional plastic packaging.

Impact BioMedical Share Distribution and IPO

In the field of Biotechnology and Biomedical, Impact Biomedical Inc. is dedicated to the discovery, validation, and patenting of innovative scientific advancements and technologies that lead to new developments in human healthcare and well-being. Once these breakthroughs are ready for implementation, IBIO collaborates closely with various partners through licensing agreements, co-development initiatives, joint ventures, and other strategic relationships to facilitate the introduction of these novel healthcare solutions to the market. Their mission is to advance and bring to fruition cutting-edge innovations that have the potential to significantly impact and improve the field of human health and wellness.

In 2023, Impact BioMedical, a vital component of our BioHealth group, made significant strides in various areas. These achievements included promising initial test results related to new bioplastics, the reinforcement of intellectual property safeguards, and the establishment of licensing agreements with ProPhase Biopharma, a wholly-owned subsidiary of ProPhase Labs, Inc. (Nasdaq: PRPH). ProPhase Labs, an extensively diversified diagnostic company with a track record spanning over three decades, dedicated to enhancing wellness and improving health through both over-the-counter (OTC) and prescription products. They have shown strong belief in Impact BioMedical’s Linebacker compounds, recognizing their potential value in the multi-billion-dollar range as co-therapies for cancer. Furthermore, ProPhase Labs anticipates the launch of Equivir as an OTC supplement in late 2023. Additionally, ProPhase BioPharma is preparing to submit an Investigational New Drug (“IND”) application to the US FDA for Equivir G as a prescription antiviral.

Impact BioMedical effectively utilizes its scientific expertise and intellectual property rights to provide innovative solutions to long-standing challenges within the biomedical field. The company’s primary focus lies in dedicated research and discovery efforts aimed at developing promising products for the prevention, inhibition, and treatment of neurological, oncological, and immuno-related diseases. For further details about Impact BioMedical, you can visit their website at http://impactbiomedinc.com/.

With a strengthened foundation now in place, we expect Impact BioMedical to provide us with the first opportunity to clearly demonstrate a core tenant of our vision – sharing our success with our shareholders. In August of 2023, DSS, Inc. distributed a stock dividend of four (4) shares of Impact BioMedical Inc. to all DSS Inc. shareholders of record on July 10, 2023. Each share of Impact BioMedical distributed as part of the distribution will not be eligible for resale until 180 days from the date Impact BioMedical’s initial public offering becomes effective under the Securities Act, subject to the discretion of the Company to lift the restriction sooner.

Importantly, Impact BioMedical is just one of multiple assets we believe can have liquidity events in 2024 as we continue to diligently move our growing portfolio of businesses through our unique and strategic value creation process.

Key Upcoming Milestone for AmericaFirst Quantitative Funds

AmericaFirst Quantitative Funds, part of our Securities and Investment Management segment, showed improved performance versus benchmarks for three of the four mutual funds under management since the new investment advisory team took over in May 2023. In addition to focusing on improved relative performance, the team expects to enhance marketing and sales efforts to grow assets under management, continue to improve operational efficiencies, and plans to launch a Total Return Bond Fund in the first half of the year.

Reporting Operating Segments:

As we have reported above, we financially report business operating results on five operating segments, which we believe will certainly increase and transition as the newer lines of business develop and mature. However, the five business segments that we are reporting on in 2023 are as follows:

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

Commercial Lending: (“Commercial Lending”) through its operating company, American Pacific Bancorp, Inc. (“APB”) represents our banking and financing business line. Looking ahead, to better meet the needs of the current financial market, the company is looking to transition away from certain industries like direct marketing and focus more on growing its inventory / equipment loan portfolio as well as engaging in more specialized areas of lending like broker/dealer loans. We will continue to monitor our managed loan portfolio of more than $6 million, which earns 1.25% annually in service charges, and explore future opportunities. Importantly, the equity portfolio as a bank holding company is anticipated to remain relatively stable, regardless of stock market fluctuations.

Biotechnology: (“Biotech”) Impact BioMedical, Inc. targets unmet, urgent medical needs and expands the borders of medical and pharmaceutical science. Impact drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare. By leveraging technology and new science with strategic partnerships, Impact BioMedical provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include a breakthrough alternative sugar aimed to combat diabetes and functional fragrance formulations aimed at the industrial and medical industry.

Impact BioMedical has several important and valuable products, technology or compounds that are in continuing development and/or licensing stages:

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

The business model of Impact BioMedical revolves around two methodologies – Licensing and Sales Distribution.

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

Securities and Investment Management: (“Securities”) Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, broker dealers, and mutual funds management. This business sector has already established the following business lines/investments and associated products and services:

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

●

DSS Wealth Management: AmericaFirst is a suite of mutual funds managed by DSS Wealth Management. AmericaFirst expects to expand into numerous investment platforms including additional mutual funds and exchange-traded funds. AmericaFirst currently consists of four mutual funds that seek to outperform their respective benchmark indices by applying top-down, fundamental research, quantitative and technical analysis to stock selection and portfolio management.

Direct Marketing Segment: Prior to June 2023, the Direct Marketing business segment, operated through its holding company, Decentralized Sharing Systems, Inc., along with its subsidiaries and partners, including Sharing Services Global Corporation, offered a diverse range of products and services through an extensive independent contractor network until its transition to SHRG in late 2023 to effect DSS’s refocus on core business lines.

For instance, one of Decentralized’s wholly-owned subsidiaries, HWH World, Inc., was dedicated to promoting products and services that aligned with its core values of health, wealth, and happiness. Within the HWH Marketplace and its associated brands, the primary goal was to assist customers in achieving their healthiest and happiest selves. In terms of health-related offerings, the company provided herbal alternatives, nutraceuticals, consumables, topicals, dietary supplements, beauty and skincare products, personal care items, gut health products, aloe vera-based supplements, and various wellness products. In the wealth sector, the company developed educational tools to help users manage their finances effectively and offered savings programs to assist consumers in reaching their financial goals. In pursuit of happiness, the company collaborated with partners to acquire or establish products and services that enabled consumers to enjoy a healthy lifestyle, including access to a global travel membership network.

Sharing Services Global Corporation (“SHRG”), founded in Nevada on April 24, 2015, is focused on enhancing shareholder value by developing or acquiring businesses and technologies that expand its product and services portfolio, enhance its business capabilities, and broaden its geographic presence. Sharing Services’ integrated platform harnesses the expertise of various companies engaged in direct-to-consumer product marketing through independent contractors. Their shared services platform caters to the direct selling “gig economy” sector by providing essential services such as equity and inventory financing, advisory services, mobile application tools, merchant processing services, commercial insurance, and event planning to smaller direct sales companies. Sharing Services, through its subsidiaries, currently markets and distributes health and wellness products, including subscription-based travel services, in the United States, Canada, and Mexico, utilizing a direct selling business model. Their growth strategy involves both organic expansion and strategic acquisitions that complement their product range, enhance their business capabilities, and align with their overall growth objectives.

Beginning in July 2023, Direct now specializes in licensing its products and services through its subsidiary HWH World, Inc. (“HWH World”) using the popular gig economic marketing strategy as a form of direct marketing. Direct’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe.

Intellectual Property

Patents

Impact Biomedical Inc. has nine (9) patents issued, one(1) allowed, and over forty (40) patents pending worldwide with expiration of US patents between 2029 and 2040. Pending patents could extend this exclusivity period in all regions.

The issued and allowed patents include composition and method of application for Linebacker, Equivir, 3F (Functional Fragrance), and Laetose.

Trademarks

We have several trademarks related to our DSS, Inc. businesses.

Websites:

The primary corporate website we maintain is www.dssworld.com. Our other sites are:

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

Markets and Competition

Product Packaging: Within our packaging division, we face competition from numerous national and regional companies, many of which operate independently and are privately held. The major players in this market are primarily concentrated in long-term consumer packaged goods and health and beauty sectors. These include prominent integrated paper companies like West Rock Company and Graphic Packaging Holding Company.

Commercial Lending: American Pacific Bancorp, our commercial lending company, offers a comprehensive range of financial services tailored to businesses. Our services encompass commercial business lines of credit, land development financing, inventory financing, third-party loan servicing, and solutions designed to meet the diverse financial requirements of various business sectors. In this competitive landscape, APB competes with a wide array of traditional commercial banks and investment banking firms.

Biotechnology: Impact Biomedical Inc. is dedicated to the discovery, confirmation, and patenting of unique scientific advancements and technologies, which lead to innovative solutions in the realm of human healthcare and wellness. IBIO collaborates closely with licensing partners, engages in co-development initiatives, forms joint ventures, and nurtures other valuable relationships to effectively introduce these groundbreaking solutions to the market.

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

Customers

Product Packaging: During 2023, one customer accounted for approximately 20% of our consolidated revenue and second customer accounted for approximately 11% of our consolidated revenue. Customer diversification improvements have produced several new customers to our overall customer base and will continue to do so in 2024.

Commercial Lending: Since 2021, American Pacific Bancorp, Inc. has issued nearly $26 million in new loans since September 2021 to customers across a diverse portfolio of businesses.

Securities and Investment Management: Our Securities and Investment Management division has a mixture of retail and institutional investors.

Raw Materials

Product Packaging: The primary raw materials the Company uses in its business are paper, paperboard, corrugated board and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. The good news is that while there are materials that remain challenging, raw materials have begun to improve in terms of cost and availability. The good news is that while there are materials that remain challenging, raw materials have begun to improve in terms of cost and availability in late 2023. Procurement sustainability as a crucial element and it involves not only ensuring that suppliers meet sustainability standards, but also a commitment to ongoing internal improvement in sustainability practices. Premier is proactively engaged in setting high standards and ensuring that these standards are followed by its supply chain partners, contributing to the improvement and compliance of the broader industry. During 2023, one vendor accounted for approximately 25% and second vendor accounted for approximately 13% of our paper and paperboard purchases.

Direct Marketing: Sources its products from 3rd party suppliers for nutritional, performance, and health and beauty product ingredients. We rely on our extensive supplier network for the availability of an extensive range of vitamins, minerals, botanicals, plant, and herb extracts, as well as nutritional supplements.

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

Corporate History

The Company, incorporated in the state of New York in May 1984 has formally conducted business in the name of Document Security Systems, Inc. On September 16, 2021, the board of directors approved an agreement and plan of merger with a wholly owned subsidiary, DSS, Inc. (a New York corporation, incorporated in August 2020), for the sole purpose of effecting a rebranding from Document Security Systems, Inc. to DSS, Inc. This change became effective on September 30, 2021. DSS, Inc. maintained the same trading symbol “DSS” and updated its CUSIP number to 26253C-102. In   January 2024, in conjunction with a reverse split, DSS now operates under the CUSIP 26253C 201. See the “Overview” section above for further details about our acquisitions.

Human Capital Resources

As of December 31, 2023, DSS, Inc. had 95 employees worldwide. We continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are in good standing.

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

As of December 31, 2023, we had approximately $20.2 million of net intangible assets. Approximately $18.9 million is associated with the acquisition of Impact Biomedical, Inc. The Company has completed valuations for certain developed technology assets acquired in the transaction as well as the non-controlling interest portion of Impact BioMedical, Inc. and its subsidiaries. If licensing efforts are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period.

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

As of December 31, 2023, we had the following significant amounts of outstanding indebtedness:

●	Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of December 31, 2023, and December 31, 2022, the outstanding principal on the BOA Note was $2,932,000 and $3,406,000, respectively and had an interest rate of 4.63%. As of December 31, 2023, $491,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $2,442,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annually. As of December 31, 2023, Premier is in compliance with these covenants.

●	AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The net book value of these assets as of December 31, 2023 approximated $6,279,000.

●	$3,000,000 loan agreement with BMIC (“BMIC Loan”), between LVAM and BMIC with interest to be charged at a variable rate to be calculated at the maturity date. The BMIC Loan matured on October 12, 2022 and both parties agree based on the language of the loan documents that the loan will keep extending an additional 3 months until either party cancels the extension.

●	$41,331,000 remaining principal balance, net of deferred financing costs, loan agreement (“LifeCare Agreement”) between AMRE LifeCare Portfolio, LLC (“AMRE LifeCare”) a subsidiary of AMRE, and Pinnacle Bank (“Pinnacle”). The LifeCare Agreement has a variable interest rate which equated to 9.6% on December 31, 2023. This note is due as of the date of this filing.

●	AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The outstanding principal and interest, net of debt issuance costs of $17,000, approximates $2,977,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at December 31, 2023. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

Both the Winter Haven and LifeCare agreements contain various covenants which are tested annually as of December 31. For the year ended December 31, 2023, AMRE Winter Haven and LifeCare were not in compliance with the annual covenants and these loans are in default.

A significant amount of our revenue is derived by two customers.

As of December 31, 2022, two customers accounted for approximately 14% and 6% of our consolidated revenue and these two customers accounted for approximately 36% and 17% of our consolidated trade accounts receivable balance. As of December 31, 2023, two customers accounted for approximately 20% and 11% of our consolidated revenue and 39% and 30% of our trade accounts receivable balance. If we were to lose this customer or if the amount of business we do with this customer declines significantly, our business would be adversely affected.

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

The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with greater market presence and financial resources.

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

Our investments in Asia are subject to unique risks and uncertainties, including tariffs and trade restrictions.

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

Part of our business may include the development of new inventions and intellectual property that we would seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from our present business initiatives, which could have a material and adverse effect on our business. There is also the risk that these initiatives would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

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

As of March 1,2024, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 59% of our outstanding shares of common stock. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. As such, these stockholders, acting together, could have the ability to exert influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by: delaying, deferring or preventing a change in corporate control; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

We have a range of security measures that are designed to protect against the unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. These security measures include controls, security processes and monitoring of our manufacturing systems. We have cloud security tools and governance processes designed to assess, identify and manage material risks from cybersecurity threats. In addition, we maintain an information security training program designed to address phishing and email security, password security, data handling security, cloud security, operational technology security processes, and cyber-incident response and reporting processes.

Our Company is committed to maintaining the highest standards of cybersecurity to protect our data, intellectual property, and customer information from cyber threats. As part of this commitment, we leverage a sophisticated cybersecurity framework that integrates the robust capabilities of the Microsoft cloud ecosystem with the specialized services of a leading third-party cybersecurity service provider.

The Microsoft cloud ecosystem, including Microsoft 365, Azure, SharePoint Online, Microsoft Defender, and Microsoft InTune, forms the backbone of our cybersecurity infrastructure. These platforms offer advanced security features such as data encryption in transit and at rest, network security controls, identity and access management, and threat protection capabilities. Microsoft’s constant investment in cybersecurity research and development ensures that we benefit from cutting-edge security technologies and practices.

In addition to utilizing the Microsoft cloud ecosystem, we have engaged a third-party service provider to enhance our cybersecurity posture further. This provider brings additional layers of security through services including:

●	Software Security Management: Ensuring that applications such as Office 365 and Azure are configured, maintained and following best security practices.
●	Security Monitoring and Consultation Services: Continuous monitoring of our systems for suspicious activities and providing expert consultation to address and mitigate potential threats.

●	Data Storage and Backup of Source Systems: Implementing robust data storage solutions and backup protocols to ensure data integrity and availability.
●	Security Policy Management: Developing and enforcing comprehensive security policies that govern all aspects of our cybersecurity efforts.
●	Threat Response Management: Rapid identification and response to security incidents to minimize impact.
●	Security Software Implementation: Deployment of state-of-the-art security software solutions that complement the security features of the Microsoft cloud ecosystem.

Our approach to cybersecurity is proactive and multifaceted, combining the scalability and reliability of the Microsoft cloud services with the agility and expertise of our third-party cybersecurity partner. Together, these resources form a comprehensive defense mechanism against a wide range of cyber threats, from phishing and malware attacks to sophisticated nation-state sponsored cyber-attacks. We continuously evaluate and adapt our cybersecurity strategy to respond to evolving threats and to align with best practices and regulatory requirements. Our commitment to cybersecurity is integral to our business operations, and we believe our strategic investments in this area significantly mitigate the risk of cybersecurity incidents that could impact our company’s reputation, financial position, or operational capabilities.

Governance

The management of the Company is responsible for overseeing risk for the Company and has delegated to the VP, Engineering & Technology (“VPE&T”) the responsibility for overseeing the cybersecurity risk management strategy for the Company. Management receives regular updates on our cybersecurity risk management process from the VPE&T. The VPE&T reviews our comprehensive cybersecurity framework, including reviewing our cybersecurity reporting protocol that provides for the notification, escalation and communication of significant cybersecurity events to the management team.

The Company’s cybersecurity program is overseen by our VPE&T, who is responsible for global information technology, including cybersecurity. Our VPE&T, is primarily responsible for assessing and managing material risks from cybersecurity threats, including monitoring the measures used for prevention, detection, mitigation and remediation of cybersecurity incidents. The information security organization is comprised of internal IBIO employees and external security suppliers who provide security monitoring and response.

ITEM 2 - PROPERTIES

The corporate group and the packaging division has occupied an approximate 105,000 square foot leased facility, located at 275 Wiregrass Parkway, Henrietta, New York since March 2022. This lease expires twelve years and 3 months later. Base rents escalate from $61,000 per month in year one to $78,000 per month in year twelve. In March 2021, the Company leased Suite 100 for approximately 3,800 sq. ft. in Houston for approximately $4,400 per month, in October 2022 the Company expanded the space by acquiring neighboring Suite 130. The Company currently leases both Suite 100 and Suite 130 at approximately 3,855 square feet for approximately $5,000 per month. The office is in Houston, Texas at 1400 Broadfield Blvd., Suite 100 and Suite 130, for corporate offices and subsidiary expansion. Ate 30 Old Kings Highway South in Darien, CT we have a flexible executive office suite facility that we use for DSS Wealth Management Office. The cost for this service is nominal at only $85/month.

ITEM 3 - LEGAL PROCEEDINGS

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

Holders of Record

As of March 1, 2024, we had 310 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2022. In 2023, we did not pay cash dividends. In April 2023, DSS distributed to its shareholders two (2) shares of its beneficially owned common stock of Sharing Services Global Corporation (OTC: SHRG) for each share of DSS common stock owned. In August of 2023, the Company issued four (4) shares of Impact BioMedical, Inc., formerly a wholly-owned subsidiary of the Company, to its shareholders of record on July 10, 2023.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, securities issued and securities available for future issuance under both our 2013 and 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plans”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-
2020 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	460,846

Total	-	-	$-	460,846

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

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2023.

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

Overview

The Company, which was incorporated in the state of New York in May 1984, previously conducted its business under the name of Document Security Systems, Inc On September 16, 2021, our board of directors approved an agreement and plan of merger with a wholly owned subsidiary, DSS, Inc. This subsidiary, incorporated in August 2020, was created for the sole purpose of facilitating a transformational name change from Document Security Systems, Inc. to DSS, Inc. This significant shift in our identity became official on September 30, 2021. With the name change, DSS, Inc. retained its trading symbol, “DSS,” and is currently trading under its CUSIP number to 26253C 201. This change reflects not only our evolution as a company but also our commitment to adapting and growing in an ever-changing business landscape. DSS, Inc. (referred to herein as “DSS,” “we,” “us,” or “our”) now operates across five distinct business lines, each with its own unique scope and presence on a global scale. These business lines encompass a wide range of industries and sectors, including:

Product Packaging: Our involvement in product packaging represents our dedication to delivering innovative and sustainable packaging solutions that meet the evolving needs of various markets.

Biotechnology: In the field of biotechnology, we are focused on pioneering scientific advancements and technologies that have the potential to transform human healthcare and wellness.

Direct Marketing: Our direct marketing endeavors involve strategic efforts to engage with customers and clients, providing tailored solutions and services that enhance their experiences.

Commercial Lending: We are actively engaged in commercial lending, offering a suite of financial services that cater to the unique needs of businesses, ranging from commercial lines of credit to land development financing.

Securities and Investment Management: In the world of securities and investment management, we aim to provide expertise and guidance to help our clients navigate the complexities of the financial markets and achieve their investment goals.

Each of these business lines is at a different stage of development, growth, and income generation, reflecting the diversity of our operations. This multi-faceted approach allows us to adapt to changing market conditions and explore new opportunities for expansion and success. We are committed to our continued evolution and to delivering value to our stakeholders across these diverse business lines.

The Company, initially incorporated in the state of New York in May 1984, had historically conducted its business under the name Document Security Systems, Inc. However, on September 16, 2021, our board of directors approved an agreement and plan of merger with a wholly owned subsidiary, DSS, Inc. (incorporated in August 2020). The primary purpose of this merger was to affect a name change from Document Security Systems, Inc. to DSS, Inc., which officially took effect on September 30, 2021. This change did not affect our trading symbol, which remained as “DSS,” and is currently trading under its CUSIP number to 26253C 201.

Diverse Business Lines and Global Presence:

Under the banner of DSS, Inc., we have diversified our operations into nine distinct business lines, each with its own unique scope and geographical footprint. These business lines include:

Product Packaging: Led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation, this segment specializes in paperboard and fiber-based folding carton manufacturing, consumer product packaging, and document security printing. Premier is headquartered in its newly established facility in Rochester, NY, primarily serving the US market.

Biotechnology: This business line is dedicated to investing in or acquiring companies in the BioHealth and BioMedical fields, focusing on drug discovery, prevention, treatment of various diseases, and open-air defense initiatives against infectious diseases.

Direct Marketing: Operating under the umbrella of Decentralized Sharing Systems, Inc. (“Decentralized”), this division provides services to companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and distributing products and services across North America, Asia Pacific, Middle East, and Eastern Europe.

Commercial Lending: American Pacific Bancorp, Inc. (“APB”) represents our banking and financing business line. During 2023, APB issued more than $14 million in new loans, and over $4 million in renewal loan to customers with strong credit quality across a diverse portfolio of businesses. Looking ahead, to better meet the needs of the current financial market, the company is looking to transition away form certain industries like direct marketing and focus more on growing its inventory / equipment loan portfolio as well as engaging in more specialized areas of lending like broker/dealer loans. We will continue to monitor our managed loan portfolio of more than $6 million, which earns 1.25% annually in service charges, and explore future opportunities. Importantly, the equity portfolio as a bank holding company is anticipated to remain relatively stable, regardless of stock market fluctuations.

Securities and Investment Management: This division focuses on acquiring assets in the securities trading and management arena, including broker-dealers and mutual funds management. It also oversees a real estate investment trust (REIT) that acquires hospitals and care centers.

Alternative Trading: Established to acquire assets and investments in the securities trading and funds management arena, this segment, in partnership with recognized global leaders, intends to operate a blockchain-based Alternative Trading System (“ATS”) for digital asset securities, exempt from registration. The ATS aims to provide T+0 settlement and foster liquidity for middle-market companies.

Digital Transformation: This division serves as a Preferred Technology Partner and Application Development Solution for mid-cap brands, enhancing marketing, communications, and operational processes through custom software development. Digital Transformation was headquartered in Hong Kong until its discontinuation in 2023.

Secure Living: Focused on creating fully sustainable, secure, connected, and healthy living communities, this division designs advanced technology-infused, energy-efficient homes for new construction and renovations, catering to single and multi-family residential housing. Secure Living was headquartered in Houston, Texas, until it was wound down in 2023.

Alternative Energy: Alset Energy, Inc., our holding company for this group, and its subsidiary Alset Solar, Inc., pursue utility-scale solar farms to serve regional power grids and provide microgrids for independent energy. The group is dedicated to environmentally responsible and sustainable energy solutions. Alset Energy was headquarters in Houston, Texas until its discontinuation in 2023.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31,

Revenue

	Year ended December 31, 2023	Year ended December 31, 2022	% Change
Revenue
Printed products	$18,497,000	$17,973,000	3%
Rental income	3,647,000	6,287,000	-42%
Management fee income	-	134,000	-100%
Net investment income	385,000	630,000	-39%
Commission Revenue	1,641,000	294,000	458%
Direct marketing	6,088,000	21,989,000	-72%
Total Revenue	$30,258,000	$47,307,000	-36%

Revenue - For the year ended December 31, 2023, revenue decreased 36% to approximately $30.3 million as compared to revenues of approximately $47.3 million for the year ended December 31, 2022. Printed products sales, which include sales of packaging and printing products, increased 3% in 2023 as compared to 2022. The increases in sales were due primarily to the addition of several new customers during 2023 as well as key customers returned to pre-Covid 19 pandemic numbers. Net investment income of $385,000 as of December 31, 2023 decreased 39% from $630,000 as of December 31, 2022 due to a number of notes receivable deemed uncollectible and impaired during 2023. Rental income decreased 42% due a tenant at our AMRE LifeCare subsidiary not making rent payments. The Company’s Direct Marketing revenues decreased 72% in 2023 as compared to 2022 primarily to due to the deconsolidation of SHRG financial in April 2023. Commission revenue, associated with Sentinel Brokers Company subsidiary, increase 458% due to consolidating a full year of result in 2023 versus 1 month in 2022.

Costs and Expenses

	Year ended December 31, 2023	Year ended December 31, 2022	% Change
Cost of revenue - printed products	$15,282,000	$16,960,000	-10%
Cost of revenue - securities	8,003,000	11,784,000	-32%
Cost of revenue – Biotechnology	77,000	-	N/A
Cost of revenue – commercial lending	1,139,000	1,041,000	9%
Cost of revenue – Direct Marketing	2,075,000	9,828,000	-79%
Cost of revenue – other	71,000	634,000	-89%
Sales, general and administrative compensation	8,702,000	26,787,000	-68%
Professional fees	3,708,000	9,186,000	-60%
Stock based compensation	-	4,000	-100%
Sales and marketing	4,045,000	11,275,000	-64%
Rent and utilities	790,000	975,000	-19%
Research and development	1,147,000	1,256,000	-9%
Other operating expenses	6,680,000	4,048,000	65%
Total costs and expenses	$51,719,000	$93,778,000	-45%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 34% in 2023 as compared to 2022, primarily due to the deconsolidation of SHRG financial results beginning in April 2023, offset by the increase price of labor, paper and other raw materials associated with our printing and packaging division as well as cost associated with direct marketing product manufacturing and procurement.

Sales, general and administrative compensation costs, decreased 68% in 2023 as compared to 2022, primarily due to the deconsolidation of SHRG financial results beginning in April 2023.

Professional fees decreased 60% in 2023 as compared to 2022, primarily due to a decrease in legal fees associated with the direct marketing segment, accounting fees, and due diligence fees related to potential acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. There was no stock based compensation during the year ended December 31, 2023.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 64% during 2023 as compared to 2022, primarily due to decreased direct marketing distributor commissions due to the deconsolidation of SHRG financial results beginning in April 2023 as well as the sale of our HWH World Holdings subsidiary in June 2023.

Rent and utilities decreased 19% during the year ended December 31, 2023, as compared to the same period in 2022 respectively, primarily due to end of the lease in Tennessee for AMRE office space and California for the Company’s DSS Wealth Management subsidiary as well as the deconsolidation of SHRG. The Company rented additional space at our facility leased in Houston, Texas started during the 2022 as well as Premier Packaging’s leased facility beginning in March 2022.

Research and development costs consist primarily of third-party research costs and consulting costs. During the year ended December 31, 2023, Research and development costs decreased 9% as compared to the same period in 2022 primarily due to decrease in such activities at our Impact Biomedical, Inc. subsidiary.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the year ended December 31, 2023, other operating expenses increased 65% as compared to the same period in 2022, due primarily to the reserves put against rent receivables at our AMRE subsidiary approximating $2.4 million.

Other Income and Expense

	Year ended December 31, 2023	Year ended December 31, 2022	% Change
Interest income	$1,289,000	$629,000	105%
Interest expense	(553,000)	(126,000)	339%
Dividend Income	16,000	159,000	-90%
Other income	532,000	3,602,000	-85%
Loss on investments	(32,986,000)	(10,697,000)	208%
Loss from equity method investment	(34,000)	129,000	-126%
Impairment of fixed assets	-	(2,843,000)	-100%
Impairment of real estate investments	(8,230,000)	-	N/A
Impairment of investment	-	(5,637,000)	-100%
Litigation loss	-	(8,750,000)	-100%
Impairment of goodwill	(30,978,000)	-	N/A
Provision for loan losses	(3,794,000)	-	N/A
Gain on extinguishment of debt	-	110,000	-100%
Loss on sale of assets	(1,300,000)	405,000	-421%
Total other expense	$(76,038,000)	$(23,019,000)	-230%

Interest income is recognized on the Company’s money markets, and notes receivable identified in Note 4.

Interest expense increased 339% year-over-year primarily due to the increase in debt at Premier Packaging during 2023 as well an increase in interest rate associated with the debt at LVAM.

Dividend income for the years ended December 31, 2023 and 2022 represent dividends received on certain marketable securities owned by the Company.

Other income decreased 85% during the year 2023 as compared to 2022 and is driven by origination fees, and tax benefits at SHRG associated with 2022.

Loss on investments consists of net realized and unrealized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. Also included is a loss approximating $29.2 million associated with the Deconsolidation of SHRG (see Note 2).

Impairment of investments is driven by the Company impairment of its investment in Vivacitas approximately $4,100,000 as of December 31, 2022.

Gain (loss) from equity method investment represents the Company’s prorated portion of earnings for its investments accounted for under the equity method for the year ended December 31, 2023, and 2022.

Impairment of fixed assets as of December 31, 2022 is associated with the write down of fair value of SHRG’s Lindon, Utah property.

Impairment of investments in real estate At December 31, 2023, the Company performed an assessment of the fair value of its AMRE LifeCare and AMRE Winter Haven properties and determined an impairment was necessary.

Litigation loss represents the Company’s cost to settle its litigation with Maiden Biosciences litigation, which was settled, and the Court’s December 20, 2022 judgment was vacated, and the case was dismissed with prejudice (see Note 17).

Impairment of goodwill during the 4th quarter of 2023, the Company performed qualitative and quantitative assessments of the goodwill value associated with its APB and Sentinel subsidiaries and determined that as of December 31, 2023 both assets required impairment. At December 31, 2023, the Company fully impaired the value of APB and Sentinel goodwill of approximately $29,744,000 and $1,234,000, respectively.

Provision for loan losses during the year ended December 31, 2023, the Company reviewed the entire loan portfolio and determined specific loans required an allowance for credit losses. See Note 5.

Gain on extinguishment of debt During the three months ended June 30, 2022, AAMI $110,000 SBA Paycheck Protection Program was forgiven in full.

Loss on sale of assets is driven by the Company’s loss on the sale of equity of HWH Holdings Inc and loss on sale of assets of HWH World as identified in Note 7.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of December 31, 2023, the Company had cash of approximately $6.6 million. As of December 31, 2023, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing.

Cash Flow from Operating Activities

Net cash used by operating activities was approximately $19.2 million for the year ended December 31, 2023 as compared to approximately $27.0 million for the year ended December 31, 2022. This decrease is driven by a decrease in net loss from operations with adjustments to reconcile net loss from operations to net cash used by operating activities of approximately $30.8 million year over year, offset by increase in payments of accrued expenses of approximately $20.1 million and accounts payable of $1.8 million year over year.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $8.9 million for year ended December 31, 2023 as compared to net cash used approximately $18.0 million for the year ended December 31, 2022. During the year ended December 31, 2022, we purchased $2.3 million in property, plant, and equipment, $14.9 million of marketable securities, and issued $3.6 million in new notes receivable. In comparison, the Company sold $9.5 million in marketable securities and issued $1.0 million in new notes receivable for the year ended December 31, 2023.

Cash Flow from Financing Activities

Net cash used by financing activities was approximately $2.4 million for the year ended December 31, 2023 as compared to net cash provided $7.6 million for the year ended December 31, 2022. During the year ended December 31, 2022, we borrowed $9.6 million of long-term debt as compared to $1.8 million during the year ended December 31, 2023.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $6.6 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $6.6 million in cash as of December 31, 2023, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $10.0 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $8.8 million through December 31, 2024. The Company has also taken steps to sell its real estate holdings in Utah, Texas, Pennsylvania, and Florida. These properties approximate $51.6 million in assets and are identified on the accompanying balance sheet as Held for sale. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Although there are no assurances, we believe the above would allow us to fund our nine business lines current and planned operations for the twelve months from the filing date of this Annual Report. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2023 or 2022 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of December 31, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DSS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DSS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSS, Inc, and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investments in real estate

As described in Note 9 to the consolidated financial statements, the Company owns real estate properties through their subsidiaries with a net book value of approximately $6,279,000, with an additional $51,530,000 classified as held for sale. We identified the value of the real estate to be a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the real estate properties included the following, among others:

a)	We obtained management’s rollforward of investments in real estate from December 31, 2022, to December 31, 2023 and tested any material additions by vouching to invoices and contracts.
b)	We obtained third party valuations that assess the fair value of the properties from management.
c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist.
d)	We engaged a valuation firm to review the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm. We also assessed the qualifications and competence of the valuation firm.
e)	We compared the net book value of the real estate properties to the fair values of the properties per the third-party valuations to determine that the carrying value is less than fair value and impairment was addressed properly. During the year ended December 31, 2023, Management reclassified the land and building related to AMRE LifeCare and AMRE Winter Haven to assets held for sale.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for these real estate properties included in Notes 2 and 9.

Evaluation of Intangible Assets and Goodwill for Impairment

As described in Notes 2 and 10 to the consolidated financial statements, the Company holds Intangible Assets and Goodwill through its subsidiaries with a net book value of approximately $20,193,000 and $26,862,000, respectively. We identified the value of Intangible Assets and Goodwill to be a critical audit matter.

The principal consideration for our determination of management’s assessment of impairment of the Intangible Assets and Goodwill as a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of impairment of Intangible Assets and Goodwill, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included qualitative and quantitative assessments. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the Intangible Assets and Goodwill included the following, among others:

a)	We obtained management’s rollforward of Intangible Assets and Goodwill in from December 31, 2022, to December 31, 2023 and tested any material additions and disposals by vouching to agreements.
b)	We obtained management’s qualitative and quantitative assessments and third-party valuations that assess the fair value of the Intangible Assets and Goodwill.
c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialists.
d)	We reviewed the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm.
e)	We audited the critical inputs used in the valuation calculations and utilized the services of an independent auditor engaged specialist to ensure the methodologies and assumptions utilized by the Company’s independent specialists were reasonable and in accordance with industry standards.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for Intangible Assets and Goodwill included in Notes 2 and 10.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York
March 27, 2024

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$6,615,000	$19,290,000
Accounts receivable, net	3,994,000	7,564,000
Inventory	2,819,000	7,721,000
Current portion of notes receivable	8,772,000	11,719,000
Assets held for sale	51,595,000	-
Prepaid expenses and other current assets	839,000	1,700,000
Total current assets	74,634,000	47,994,000

Property, plant and equipment, net	6,417,000	13,391,000
Investment in real estate, net	6,279,000	55,029,000
Other investments	1,282,000	1,534,000
Investment, equity method	128,000	162,000
Marketable securities	9,979,000	27,307,000
Notes receivable	111,000	922,000
Other assets	97,000	2,699,000
Right-of-use assets	7,210,000	8,219,000
Goodwill	26,862,000	60,919,000
Other intangible assets, net	20,193,000	30,740,000
Total assets	$153,192,000	$248,916,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,654,000	$5,914,000
Accrued expenses and deferred revenue	2,512,000	19,341,000
Other current liabilities	983,000	447,000
Current portion of lease liability	686,000	796,000
Current portion of long-term debt, net	47,776,000	47,161,000
Total current liabilities	55,611,000	73,689,000

Long-term debt, net	7,451,000	10,181,000
Long-term lease liability	6,917,000	7,820,000
Other long-term liabilities	-	507,000
Deferred tax liability, net	-	38,000

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2022); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2022)	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 7,066,772 shares issued and outstanding (6,950,858 on December 31, 2022)	140,000	139,000
Additional paid-in capital	319,963,000	319,766,000
Accumulated deficit	(256,176,000)	(194,343,000)
Total DSS stockholders’ equity	63,927,000	125,562,000
Non-controlling interest in subsidiary	19,286,000	31,119,000
Total stockholders’ equity	83,213,000	156,681,000

Total liabilities and stockholders’ equity	$153,192,000	$248,916,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

	2023	2022

Revenue:
Printed products	$18,497,000	$17,973,000
Rental income	3,647,000	6,287,000
Management fee income	-	134,000
Net investment income	385,000	630,000
Direct marketing	6,088,000	21,989,000
Commission revenue	1,641,000	294,000
Total revenue	30,258,000	47,307,000

Costs and expenses:
Cost of revenue	26,647,000	40,247,000
Selling, general and administrative (including stock-based compensation)	25,072,000	53,531,000
Total costs and expenses	51,719,000	93,778,000
Operating loss	(21,461,000)	(46,471,000)

Other income (expense):
Interest income	1,289,000	629,000
Dividend income	16,000	159,000
Other income	532,000	3,602,000
Interest expense	(553,000)	(126,000)
Litigation loss	-	(8,750,000)
Gain on extinguishment of debt	-	110,000
Loss on equity method investment	(34,000)	129,000
Loss on investments	(32,986,000)	(10,697,000)
Impairment of investment	-	(5,637,000)
Impairment of fixed assets	-	(2,843,000)
Impairment of intangible assets	(7,418,000)	-
Impairment of investment in real estate	(812,000)
Impairment of goodwill	(30,978,000)	-
Provision for loan losses	(3,794,000)	-
Loss on sale of assets	(1,300,000)	405,000
Loss before income taxes	(97,499,000)	(69,490,000)

Income tax loss	(4,000)	(172,000)

Net loss	$(97,503,000)	$(69,662,000)

Net loss attributed to noncontrolling interest	16,897,000	9,822,000

Net loss attributable to common stockholders	$(80,606,000)	$(59,840,000)

Loss per common share:
Basic	$(11.52)	$(10.72)
Diluted	$(11.52)	$(10.72)

Shares used in computing loss (earnings) per common share:
Basic	6,996,322	5,581,106
Diluted	6,996,322	5,581,106

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2023	2022
Cash flows from operating activities:
Net loss from operations	$(97,503,000)	$(69,662,000)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization	5,206,000	12,925,000
Stock based compensation	-	4,000
Gain/(loss) on equity method investment	34,000	(129,000)
Loss on investments	33,506,000	13,386,000
Change in ROU assets	1,009,000	(7,721,000)
Gain on extinguishment of debt	-	(110,000)
Deferred tax loss	-	38,000
Loss on sales of assets	1,300,000	-
Impairment of fixed assets	-	2,843,000
Impairment of intangible assets	7,418,000	-
Impairment of real estate	812,000	-
Impairment of Goodwill	30,978,000	-
Impairment of accounts receivable	3,023,000	-
Impairment of notes receivable	3,794,000	1,525,000
Impairment of other investments	-	5,637,000
Decrease (increase) in assets:
Accounts receivable	1,316,000	(1,891,000)
Inventory	5,483,000	540,000
Prepaid expenses and other current assets	996,000	1,766,000
Other assets	2,392,000	(2,210,000)
Increase (decrease) in liabilities:
Accounts payable	(2,260,000)	3,994,000
Accrued expenses	(15,646,000)	4,307,000
Change in ROU liabilities	(1,013,000)	-
Other liabilities	(39,000)	(298,000)
Net cash used by operating activities	(19,194,000)	(26,953,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(818,000)	(2,294,000)
Purchase of real estate	-	(732,000)
Purchase of investment	-	(195,000)
Purchase of marketable securities	-	(14,884,000)
Disposal of property, plant & equipment	248,000	2,152,000
Asset acquired with APB acquisition	-	(1,879,000)
Asset acquired with Sentinel acquisition	40,000	-
Conversion of SHRG to consolidation	-	3,038,000
Change in Equity investment	-	(113,000)
Issuance of new notes receivable, net origination fees	(1,046,000)	(3,621,000)
Payment received on notes receivable	1,010,000	1,067,000
Sale of marketable securities	9,502,000	-
Purchase of intangible assets	-	(508,000)
Net cash provided (used) by investing activities	8,936,000	(17,969,000)

Cash flows from financing activities:
Payments of long-term debt	(4,246,000)	(3,504,000)
Borrowings of long-term debt	1,829,000	9,602,000
Issuances of common stock, net of issuance costs	-	1,519,000
Net cash (used) provided by financing activities	(2,417,000)	7,617,000

Net decrease in cash	(12,675,000)	(37,305,000)
Cash and cash equivalents at beginning of year	19,290,000	56,595,000
Cash and cash equivalents at end of year	$6,615,000	$19,290,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2021	3,987,308	$80,000	-	$-	$296,199,000	$(134,503,000)	$161,776,000	$36,409,000	$198,185,000
Issuance of common stock, net of expenses	2,146,200	43,000	-	-	17,362,000	-	17,405,000	-	17,405,000
Acquisition of Sentinel Brokers Company, Inc.	-	-	-	-	-	-	-	1,274,000	1,274,000
Acquisition of Sharing Services Global Corporation	-	-	-	-	-	-	-	3,257,000	3,257,000
Stock based payments	817,350	16,000	-	-	6,205,000	-	6,221,000	-	6,221,000
Net loss	-	-	-	-	-	(59,840,000)	(59,840,000)	(9,821,000)	(69,661,000)
Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total
Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000

Issuance of common stock, net of expenses	62,354	1,000	-	-	267,000	-	268,000	-	268,000
Acquisition of Sentinel Brokers Company, Inc. shares	-	-	-	-	(70,000)	-	(70,000)	-	(70,000)
Fractional shares as a result of reverse stock split	53,560	-	-	-	-	-	-	-	-
Deconsolidation of Sharing Services Global Corporation	-	-	-	-	-	18,773,000	18,773,000	5,064,000	23,837,000
Net loss	-	-	-	-	-	(80,606,000)	(80,606,000)	(16,897,000)	(97,503,000)
Balance, December 31, 2023	7,067,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,286,000	$83,213,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The Company, incorporated in the state of New York in May 1984 has conducted business in the name of Document Security Systems, Inc. On September 16, 2021, the board of directors approved an agreement and plan of merger with a wholly owned subsidiary, DSS, Inc. (a New York corporation, incorporated in August 2020), for the sole purpose of effecting a name change from Document Security Systems, Inc. to DSS, Inc. This change became effective on September 30, 2021. DSS, Inc. maintained the same trading symbol “DSS”.

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Direct, (4) Commercial Lending, (5) Securities and Investment Management, (6) Alternative Trading (7) Digital Transformation (discontinued in 2023), (8) Secure Living (discontinued in 2023), and (9) Alternative Energy (discontinued in 2023). Each of these business lines are in different stages of development, growth, and income generation.

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Direct Marketing, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct Marketing’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. (4) Our Commercial Lending business division, driven by American Pacific Bancorp (“APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (5) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trusts (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) Alternative Trading was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alternative Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). (7) Digital Transformation was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation (discontinued in 2023). (8) The Secure Living division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing (discontinued in 2023). (9) The Alternative Energy group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy (discontinued in 2023).

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

Deconsolidation of Sharing Services Global Corporation - On May 4, 2023, the Company distributed approximately 280 million shares of SHRG beneficially held by DSS and Decentralized Sharing Systems in the form of a dividend to the shareholders of DSS common stock. Upon completion of this distribution, DSS will retain an ownership interest in SHRG of approximately 7%. Immediately prior to this distribution, DSS owned approximately 81% of the issued and outstanding common shares of SHRG. As a result, SHRG, whose operations represented a significant portion of our Direct Marketing segment, was deconsolidated from our consolidated financial statements effective as of May 1, 2023 (the “Deconsolidation”). Subsequent to April 30, 2023, the assets and liabilities of SHRG are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with SHRG refer to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a loss before income taxes of approximately $29,196,000 which is recorded within gain/loss investments in our consolidated statements of operations for the three and nine months ended September 30, 2023. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in SHRG as a marketable security and at the quoted price stock price of SHRG, valued at approximately $74,000 at December 31, 2023.

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

Reclassifications – Interest expense associated with the debt owed by AMRE has been reclassed from Interest expense to Cost of revenue for the year ended December 31, 2022 to conform to current period presentation.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents in the accompanying consolidated balance sheets are money market funds whose adjusted costs approximates fair value.

Accounts Receivable – The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 120 for certain customers. The Company carries its trade accounts receivable at invoice amounts and its rent receivables at contract amounts, less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. In estimating expected losses in the accounts receivable portfolio, customer-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the customers’ abilities to pay.

At December 31, 2023, and December 31, 2022, the Company established a reserve for credit losses of approximately $2,494,000 and $29,000, respectively. The Company does not accrue interest on past due accounts receivable. Accounts receivable, net was $5,673,000, $7,564,000, and $3,994,000 for January 1, 2022, December 31, 2022, and December 31, 2023, respectively.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of December 31, 2022, two customers accounted for approximately 14% and 6% of our consolidated revenue and 36% and 17% of our trade accounts receivable balance. As of December 31, 2023, two customers accounted for approximately 20% and 11% of our consolidated revenue and 39% and 30% of our trade accounts receivable balance.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $18,000 and $57,000 associated with the inventory at our Premier subsidiary for December 31, 2023 and 2022, respectively. Also, SHRG had an allowance for obsolescence of approximately $685,000 at December 31, 2022. Write- downs and write-offs are charged to cost of revenue.

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

Investments in real estate, net – Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. During 2023, the land and buildings related to AMRE LifeCare and AMRE Winter Haven were reclassified to Assets held for sale.

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

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months.. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period incurred. The Company has elected to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

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

Assets held for sale – The Company has several buildings and the associated land they occupy for sale as of December 31, 2023. These consist of primarily of retail space in Lindon, Utah approximating $5,593,000 and the medical facilities associated with AMRE LifeCare of approximately $41,541,000 and AMRE Winter Haven of approximately $4,396,000, and $65,000 of other assets

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2023, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company, and Impact BioMedical of $1,769,000 and $25,093,000, respectively. The goodwill for APB, and Sentinel Co. of approximately $29,744,000, and $1,234,000 respectively, were deemed impaired and written off at December 31, 2023.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. At December 31, 2023, The Company impaired approximately $7,418,000 associated with intangible assets for AMRE Lifecare and AMRE Winter Haven.

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

As of December 31, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Sales Commissions - Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. A significant portion of the Company’s sales commissions expense is generated from its direct marketing line of business. These commissions are based on current month shipments and are paid one month in arrears. There were no sales commissions capitalized as of December 31, 2023.

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

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of third-party research costs and consulting costs. The Company recognized costs of approximately $1,147,000 and $1,256,000 in 2023 and 2022, respectively.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the year ended December 31, 2022 potential dilutive instruments include both warrants and options of 5,000 shares. For the year-ended December 31, 2023, potential dilutive instruments was 0.

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

Continuing Operations and Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $6.6 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $6.6 million in cash as of December 31, 2023, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $10.0 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $8.8 million through December 31, 2024. The Company has also taken steps to sell its real estate holdings in Utah, Texas, Pennsylvania, and Florida. These properties approximate $51.6 million in assets and are identified on the accompanying balance sheet as Held for sale. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Although there are no assurances, we believe the above would allow us to fund our nine business lines current and planned operations for the twelve months from the filing date of this Annual Report. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

3. Inventory

Inventory consisted of the following as of December 31:

	2023	2022
Finished Goods	$2,218,000	$6,779,000
Work in Process	180,000	403,000
Raw Materials	439,000	1,281,000
	$2,837,000	$8,463,000
Less allowance for obsolescence	(18,000)	(742,000)
	$2,819,000	$7,721,000

4. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Borrower 1, a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Borrower 1. Note 1, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Borrower 1 with the maximum principal amount equal to 18% of the total equity position of Borrower 1 at conversion. The outstanding principal and interest as of December 31, 2023, and December 31, 2022, approximated $5,544,000 and $5,420,000, respectively, which is included in current notes receivable on the accompanying consolidated balance sheet. As of December 31, 2023, the Company has a reserve of $2,772,000 against the principal and interest outstanding. This note is currently in default and its terms are currently being re-negotiated.

Note 2

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 2”) with Borrower 2, which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code ; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest are due in full on September 22, 2022, and later amended to extend the maturity date to September 19, 2024. This note may be redeemed prior to maturity with 10 days written notice to APB at a price equal to principal plus interest accrued on the redemption date. The outstanding principal and interest of $3,910,000 and $3,701,000 is included in the current portion of notes receivable on the consolidated balance sheet at December 31, 2023 and December 31, 2022, respectively.

Note 3

On October 25, 2021, APB entered into a loan agreement (“Note 3”) with Borrower 3, a company registered in the state of Utah. Note 3 has an initial aggregate principal balance up to $1,000,000, to be funded at the request of Borrower 3, with an option to increase the maximum principal borrowing to $3,000,000. Note 3, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APB to convert the outstanding principal to a 10% membership interest. APB, as holder of Note 3, has the right to elect one member to the Board of Managers. This note is in default and the outstanding principal and interest of approximately $884,000 was reserved for fully as of December 31, 2022.

Note 4

On May 14, 2021, APB extended the credit (“Note 4”) to an individual (“Borrower 4”) in the form of two promissory notes for $250,000 and $10,000 respectively, bearing interest at 12.5%, with a maturity date of May 15, 2023. This promissory note was secured by a deed of trust on a tract of land, which is approximately 315 acres, and located in Coke County, Texas. The outstanding principal and interest for both notes were paid in full during the third quarter of 2023. $252,000 and $9,000 are included in Note receivable at December 31, 2022.

Note 5

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 5”) with Borrower 5, a company registered in Taiwan. The outstanding principal and interest at December 31, 2023 and December 31, 2022 is $0 and $63,000, respectively, and was included in Notes receivable current portion. This note has been written-off during the third quarter 2023.

Note 6

On December 28, 2021, APB entered into a promissory note (“Note 6”) with Borrower 6, a company registered in the state of California. Note 6 has a principal balance of $700,000. Note 6, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. On November 27, 2023, the parties to Note 6 agreed to modify the payment terms of the note to be monthly payments of $50,000 until the outstanding principal and interest are paid in full. The outstanding principal and interest of $253,000 and $701,000 is included in the Current portion of notes receivable on the consolidated balance sheet at December 31, 2023 and December 31, 2022, respectively.

Note 7

On January 24, 2022, APB and Borrower 7 entered into a promissory note (“Note 7”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at December 31, 2023 and December 31, 2022 approximates $103,000 and $106,000, respectively, and is included in Notes receivable on the accompanying consolidate balance sheet.

Note 8

On March 2, 2022, APB and Borrower 8, a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 8”). Under the terms of Note 8, APB at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matures in March 2024, with interest payable quarterly. The outstanding principal and interest at December 31, 2023 is $446,000, net of $3,500 of unamortized origination fees. The outstanding principal and interest at December 31, 2022 is $874,000 net of $25,000 of unamortized origination fees. APB and Borrower 8 are currently negotiating an extension of the maturity date of this note.

Note 9

On May 9, 2022, DSS PureAir and Borrower 9 entered into a promissory note (“Note 9”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default and terms are currently being re-negotiated. The outstanding principal and interest at December 31, 2023 approximates $224,000 of which $112,000 has been reserved for and is included in current portions of notes receivable on the accompanying consolidate balance sheet. The outstanding principal and interest at December 31, 2022 approximates $213,000 and is included in current portions of notes receivable on the accompanying consolidate balance sheet.

Note 10, related party

On August 29, 2022, DSS Financial Management Inc and Borrower 10, a related party, entered into a promissory note (“Note 10”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at December 31, 2023 and December 31, 2022 approximates $100,000, and $100,000, respectively, and is included in Notes receivable on the accompanying consolidate balance sheet, of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable at December 31, 2023. DSS owns 24.9% of the outstanding common shares of Borrower 10.

Note 11, related party

On July 26, 2022, APB and Borrower 11 entered into a promissory note (“Note 11”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. The outstanding principal and interest at December 31, 2022 approximates $924,000, net of $66,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of Borrower 11.

Note 12, related party

On June 15, 2022, DSS and Borrower 12, entered into a convertible promissory note (“Note 12”) in the principal sum of $27,000,000 with interest of 8%, with an optional conversion into shares of Borrower 12 at a conversion price of $0.03, maturing on June 14, 2024, with interest due quarterly. In December 2022, this note was fully reserved for. On August 31, 2023, the full value of the outstanding principal and interest of this note was exchanged for 26,000 shares of Series D Preferred Stock with a par value of $0.0001 per share. Beginning on September 1, 2028, these Series D Preferred Shares may be redeemed in the amount of $1,000 per share. Due to the lack of liquidity of these shares, the Company has placed no value on these shares. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the Chairman of Borrower 12.

Note 13

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of December 31, 2023, approximately $203,000 and is classified in current notes receivable on the accompanying consolidated balance sheets. The outstanding principal and interest as of December 31, 2022 is approximately $206,000 with $16,000 classified in Current portion of notes receivable and $190,000 classified as Notes receivable on the accompanying consolidated balance sheets. The due date of this loan is currently being re-negotiated.

Note 14

On May 8, 2023, DSS Financial Management Inc and Borrower 14 entered into a promissory note (“Note 14”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet.

Note 15

On June 27, 2023, DSS and Borrower 15 entered into a convertible promissory note (“Note 15”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of December 31, 2023.

Note 16

On March 31,2023, DSS Biohealth Security, Inc and Borrower 16 entered into a promissory note (“Note 16”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum (8.5% at September 31, 2023) with the total outstanding principal and interest due at the maturity date of March 31, 2025. The outstanding principal and interest at December 31, 2023 approximates $133,000. Of the total financed, approximately $99,000 of principal and accrued interest is classified as Current portion of notes receivable and the remaining balance of approximately $34,000 is recorded as Notes receivable on the accompanying consolidated balance sheet.

Note 17

On September 28, 2023, APB and Borrower 17 entered into a promissory note (“Note 17”) in the principal sum of $400,000 with interest of 5%. All unpaid principal and interest due on November 12, 2023. As of December 31, 2023, this loan has been paid off in full.

Note 18

On August 11, 2022, APB and Borrower 18 entered into a promissory note (“Note 18”) in the principal sum of $1,430,000 with interest of 8%. All unpaid principal and interest due on August 12, 2024. The outstanding principal and interest on December 31, 2023, approximates $1,102,000, net of $375,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet. The outstanding principal, interest, and associated fees were fully reserved for as of December 31, 2023.

5. Provision for Credit Losses

Effective January 1, 2022, the Company adopted amended accounting guidance “ASU No.2016-13 – Credit Losses” for the measurement of credit losses on financial instruments and other financial assets. That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance replaced the previous incurred loss model for determining the allowance for credit losses.

Accounts receivable are stated at the amount owed by the customer. The Company maintains an allowance for credit losses for accounts receivable and unbilled receivables, based on expected credit losses resulting from the inability of our customers to make required payments. The allowance for credit losses is estimated based on historical experience, current economic conditions and the creditworthiness of customers. Receivables are charged to the allowance when determined to be no longer collectible. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers and records its allowance for credit losses based on the results of this analysis.

As of December 31, 2023, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. As of year-ended December 31, 2023 and December 2022, the Company recorded a Loan loss reserve of approximately $4,933,000 and $1,041,000, respectively.

General Loan Portfolio Reserve - Based upon a relatively young loan portfolio that are relatively new loans to generally credit worthy borrowers, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $194,000 for December 31, 2023 and $145,000 for December 31, 2022 or approximately ¼ of 1% of the loan portfolio loan balance.

Industry Portfolio Reserves – Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of December 31, 2023 and December 31, 2022

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness in the Borrower 4 loan, which has a current principal and interest balance of $884,000. As of December 31, 2023 and December 31, 2022 we have recorded a specific loan loss reserve for the full balance due the Company. As of December 31, 2023, the Company identified credit weakness in borrower 2 and has placed a reserve approximating $2,884,000 against the outstanding principal and interest. As of December 31, 2023, the Company identified credit weakness in borrower 16 and placed a reserve of $1,046,000 against the outstanding principal and interest. The Company identified credit weakness in Borrower 19 and has placed a reserve of $1,102,000 against the outstanding principal and interest.

The following table identifies the loan loss reserve for the period ending December 31, :

	2023	2022
General Loan Portfolio Reserve	$194,000	$145,000
Specific Loan Reserves	$5,916,000	$896,000
Total	$6,110,000	$1,041,000

Changes in the allowance for doubtful accounts and loan loss reserve were as follows:

	Allowance for credit losses	Loan loss reserve	Total
Balance at January 1, 2022	$20,000	$-	$20,000
Adoption of CECL	-	1,041,000	1,041,000
Bad debt expense	9,000	-	9,000
Write-offs	-	-	-
Recoveries	-	-	-

Balance at December 31, 2022	29,000	1,041,000	1,070,000
Bad debt expense	2,000	5,069,000	5,071,000
Write-offs	3,500,000	-	3,500,000
Recoveries	(1,037,000)	-	(1,037,000)

Balance at December 31, 2023	$2,494,000	$6,110,000	$8,604,000

6. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and marketable securities by significant investment category as of December 31:

	2023
	Cost	Unrealized Gain/Loss	Fair Value	Cash And Cash Equivalents	Marketable Securities
Cash	$6,545,000	$-	$6,545,000	$6,545,000	$-
Level 1
Money Market Funds	70,000	-	70,000	70,000	-
Marketable Securities	27,304,000	(17,325,000)	9,979,000	-	9,979,000
Total	$33,919,000	$(17,325,000)	$16,594,000	$6,615,000	$9,979,000

	2022
	Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investment
Cash	$19,226,000	$-	$19,226,000	$19,226,000	$-	$-
Level 1
Money Market Funds	64,000	-	64,000	64,000	-	-
Marketable Securities	45,283,000	(17,976,000)	27,307,000	-	27,307,000	-
Level 2
Warrants	3,318,000	-	3,318,000	-	-	3,318,000
Convertible securities	1,023,000	-	1,023,000	-	-	1,023,000
Total	$68,914,000	$(17,976,000)	$50,938,000	$19,290,000	$27,307,000	$4,341,000

The following tables shows the Company’s net unrealized (loss) gain recognized during the year on marketable securities still held as of December 31:

	2023	2022

Net gains (losses) recognized during the year on marketable securities	$(5,521,000)	$(2,757,000)

Less: Net gains (losses) realized during the year on marketable securities sold during the period	(1,973,000)	1,077,000

Net unrealized gain (loss) recognized during the reporting year on marketable securities still held at the reporting date	$(3,548,000)	$(3,834,000)

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

On July 1st, 2023, The Company sold 100% of the equity in its subsidiary HWH Holdings, Inc, a Texas corporation (“HWHH”) to SHRG for a purchase price approximating $259,000. This amount is to be paid from gross proceeds generated by the sale of the inventory acquired as part of the transaction. This transaction was later amended during the third quarter of 2023 to assign the purchase of HWHH from SHRG to Ascend Management Pte., Ltd. (“Ascend”), a Singaporean limited company. There is substantial doubt regarding Ascend’s ability to sell and pay for the inventory acquired, and therefore, the Company has determined not to record a receivable for the purchase price. A net loss approximating $617,000 associated with this transaction has been recorded during the third quarter of 2023 and is included in Loss/Gain on sale of assets on the consolidated statement of operations.

8. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2023, and December 31, 2022, was approximately $3,269,000 and $3,319,000 respectively. During the year ended December 31, 2023 and December 31, 2022, the Company recorded unrealized loss on this investment of approximately $50,000 and unrealized loss of $1,590,000, respectively.

West Park Capital, Inc.

On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and Century TBD Holdings, LLC (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2022 and as of December 31, 2023.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the year ended December 31, 2023, approximated $34,000 and $20,000 for year ended December 31, 2022.

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

On July 22, 2021, the Company exercised 1,000,000 of the available options under the Vivacitas Agreement #1 for $1,000,000. This, along with the shares received as part Vivacitas Agreement #2 increased the Company’s equity position in Vivacitas to approximately 16% as of December 31, 2022. As of December 31, 2021, the fair value of the Company’s investment in Vivacitas is not readily available, and therefore is recorded at cost in the amount of $4,035,000, As of December 31, 2022, the Company determined to impair 100% of its investment in Vivacitas, in the amount of $4,100,000.

Stemtech Corporation

In September 2021, the Company’s former subsidiary SHRG, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which SHRG invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $ 1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the SHRG an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-dayperiod ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee. In November 2021, Globe Net Wireless Corp. changed its corporate name to Stemtech Corporation. In connection therewith, the investee’s common stock is now traded under the symbol “STEK”. The SHRG carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. As of December 31, 2023 and December 31, 2022 the investment in the GNTW Warrant and Convertible Note, were valued at $0, and $44,000 and $0 and $39,000, respectively.

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

9. PROPERTY PLANT AND EQUIPMENT AND INVESTMENT IN REAL ESTATE, NET

Property, plant and equipment consisted of the following as of December 31, 2023:

	Estimated
	Useful Life	2023	2022
Machinery and equipment	5-10 years	$9,974,000	$9,170,000
Building and improvements	39 years	294,000	5,103,000
Land		-	1,817,000
Furniture and fixtures	7 years	432,000	501,000
Software and websites	3 years	273,000	320,000
Construction in progress		365,000	667,000
Total Cost		11,338,000	17,578,000
Less accumulated depreciation		4,921,000	4,187,000
Property, plant and equipment, net		$6,417,000	$13,391,000

Depreciation expense for the years ended December 31, 2023 and 2022 was $802,000 and $1,569,000 respectively.

Real Estate consisted of the following at December 31:

	Estimated
	Useful Life	2023	2022
Building and improvements	1-30 years	$5,273,000	$42,665,000
Land		1,600,000	14,861,000
Total Cost		6,873,000	57,526,000
Less: accumulated depreciation		594,000	2,497,000
		$6,279,000	$55,029,000

Depreciation expense for the years ended December 31, 2023 and 2022 was $2,085,000 and $2,077,000 respectively.

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

Intangible assets are comprised of the following as of December 31:

		2023				2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$3,340,000	-	18,920,000	$22,260,000	$2,226,000	$20,034,000
Acquired intangibles customer lists, licenses, non-compete agreements, branding, product formulas, tenant improvements, in-place, favorable and unfavorable leases	1-11 years	19,245,000	10,613,000	7,418,000	1,214,000	20,023,000	9,397,000	10,626,000
Acquired intangibles patents and patent rights		500,000	500,000	-	-	500,000	500,000	-
Patent application costs	Varied (1)	1,052,000	993,000	-	59,000	1,052,000	972,000	80,000
		$43,057,000	$15,446,000	$7,418,000	$20,193,000	$43,835,000	$13,095,000	$30,740,000

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2023, the weighted average remaining useful life of these assets in service was approximately 1.7 years.

Amounts amortized for the year ended December 31, 2023 and 2022 was approximately $2,319,000 and $9,279,000, respectively.

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2024	3,012,000
2025	3,009,000
2026	2,869,000
2027	2,869,000
2028	2,860,000
Thereafter	5,574,000

11. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses and deferred revenue consist of the following for the year ended December 31:

	2023	2022
Customer deposits	$222,000	$188,000
Deferred revenue	-	519,000
Accrued wages	812,000	4,014,000
Settlement liability	-	8,974,000
Uncertain tax positions	-	926,000
Accrued expenses	1,468,000	4,536,000
Income tax payable	-	172,000
Sales tax payable	10,000	12,000

	$2,512,000	$19,341,000

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

On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of December 31, 2023, and December 31, 2022, the outstanding principal on the BOA Note was $2,932,000 and $3,406,000, respectively and had an interest rate of 4.63%. As of December 31, 2023, $491,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $2,442,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annually. As of December 31, 2023, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at December 31, 2022 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of December 31, 2023 approximated $6,729,000. Of the total financed, approximately $206,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,402,000 recorded as long-term debt, net of $50,000 in deferred financing costs.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2023 and December 31, 2022, $547,000 and $3,000,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2022 $3,008,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of December 31, 2022 is approximately $52,407,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at December 31, 2022 was 8.46%. The maturity date of November 2, 2023, may be extended to November 2, 2024. As of December 31, 2022, the outstanding principal and interest of the LifeCare agreement approximates $40,193,000, net of deferred financing costs of $270,000. As of December 31, 2023, the outstanding principal and interested approximates $41,331,000. Interest expense for the year-ended December 31, 2023 and 2022 approximated $3,773,000 and $2,418,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued unpaid interest of $119,000 through December 31, 2022. This transaction was finalized in July 2022 and is eliminated upon consolidation into DSS. Interest expense for this note totaled $677,000 for year ended December 31, 2023 and $346,000 for year ended December 31, 2022.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. The net book value of the assets acquired as of December 31, 2022 is approximately $4,450,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. The Pinnacle Loan contains certain covenants that are to be tested annually. This AMRE note is currently due. The outstanding principal and interest, net of debt issuance costs of $17,000, approximates $2,977,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at December 31, 2023. The outstanding principal and interest, net of debt issuance costs of $60,000, approximates $2,952,000 and is included in long-term debt, net on the accompanying consolidated balance sheet at December 31, 2022. Interest expense equaled $25,000 for year ended December 31, 2023 and $153,000 for year ended December 31, 2022.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of December 31, 2023, the outstanding principal and interest approximates $719,000 of which $112,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $607,000 recorded as long-term debt.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to December 31, 2023 are as follows:

Year	Amount
2024	$47,776,000
2025	859,000
2026	901,000
2027	947,000
2028	1,200,000
Thereafter	3,544,000
Total	55,227,000

13. Lease Liability

The Company has operating leases predominantly for operating facilities. As of December 31, 2023, the remaining lease terms on our operating leases range from less than one to twelve years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of December 31, 2023.

Future minimum lease payments as of December 31, 2023, are as follows:

Maturity of Lease Liability:

Totals
2024	956,000
2025	861,000
2026	839,000
2027	808,000
2028	824,000
After	4,913,000
Total lease payments	9,201,000
Less: Imputed Interest	(1,598,000)
Present value of remaining lease payments	$7,603,000

Current	$686,000
Noncurrent	$6,917,000

Weighted-average remaining lease term (years)	14.3

Weighted-average discount rate	4.1%

In March of 2022, Premier Packaging began leasing its relocated manufacturing facilities to West Henrietta, New York. This lease contains an escalating payment clause, ranging from $61,000 per month to $78,000 per month, over the twelve-year term of the lease. Total lease expense during the years ended December 31, 2023 and 2022 approximated $790,000 and $975,000, respectively.

14. STOCKHOLDERS’ EQUITY

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

On April 10, 2023, the Company issued 62,354 shares of common stock to Mr. Frank Heuszel, CEO of DSS, pursuant to his employment agreement. These shares were issued to settle a previously recorded liability of approximately $268,000.

On January 4, 2024 the Company effected a reverse stock split of 1 for 20. As of December 31, 2023 and December 31, 2022, there were 140,264,240 and 139,017,000 shares of our Common Stock issued and outstanding, respectively, which was converted to 7,066,772 and 6,950,858 shares, respectively.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the year ended December 31, 2022, the Company’s stock compensation approximated $4,000. During the year ended December 31, 2023 there were none.

Stock Warrants – The Company did not issue any warrants in 2023 or 2022, nor did it have any outstanding warrants as of December 31, 2023 and 2022.

Equity Incentive Plan – On December 9, 2019, the Company’s shareholders adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the issuance of an initial 241,204 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2021, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2020 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2023, there are 460,846 shares available under this plan.

Stock Options – On June 20, 2013, the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 50,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). During the year ended December 31, 2023, 5,333 options were forfeited. As of December 31, 2023, no shares remained available under this plan.

Impact BioMedical, Inc. Equity Transactions –

On August 8, 2023 DSS BioHealth Securities, Inc. (“DSS BioHealth”), a wholly-owned subsidiary of the Company, and the sole shareholder of Impact BioMedical Inc., distributed to the shareholders of DSS on record as of July 10, 2023 4 shares of Impact Bio’s stock for 1 share they owned of DSS stock. Each share of Impact BioMedical distributed as part of the distribution will not be eligible for resale until 180 days from the date Impact BioMedical’s initial public offering becomes effective under the Securities Act, subject to the discretion of the Company to lift the restriction sooner.

On October 31, 2023, Impact BioMedical effected a reverse stock split of 1 for 55. As of December 31, 2023 and December 31, 2022, there were 3,877,282,251 shares of our Common Stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. The Preferred Shares are voting shares and convertible.

15. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2023	2022
Currently payable:
Federal	$-	$15,000
State	4,000	-
Foreign	-	119,000
Total currently payable	4,000	134,000
Deferred:
Federal	(5,392,000)	(14,839,000)
State	(79,000)	(492,000)
Foreign	(48,000)	(58,000)
Total deferred	(5,519,000)	(15,390,000)
Less: increase in allowance	5,519,000	15,427,000
Net deferred	-	38,000
Total income tax loss (benefit)	$4,000	$172,000

Individual components of deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$21,496,000	$24,975,000
Net operating loss IRC 382 limited	9,634,000	9,634,000
Unrealized loss on securities	4,655,000	5,753,000
Equity issued for services	190,000	190,000
Goodwill and other intangibles	63,000	34,000
Investment in pass-through entity	11,000	11,000
Deferred revenue	176,000	176,000
Operating Lease Liability	1,713,000	1,935,000
Depreciation and amortization	1,000	24,000
Other	2,507,000	696,000
Gross deferred tax assets	40,446,000	33,794,000

Deferred tax liabilities:
Goodwill and other intangibles	3,369,000	2,822,000
Depreciation and amortization	614,000	(194,000)
Right -of-use asset	1,625,000	1,846,000
Gross deferred tax liabilities	5,608,000	4,474,000

Less: valuation allowance	(34,838,000)	(29,357,000)

Net deferred tax liabilities	$-	$(38,000)

At December 31, 2023 and 2022, the Company has approximately $138.9 million and $108.4 million in federal net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income. Under the provisions of the Internal Revenue Code, the net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. For the year ended December 31, 2021, the Company has completed a full analysis of historical ownership changes and determined that a portion of the net operating losses have a limitation on future deductibility. Approximately $43.8 million of net operating losses incurred prior to 2020 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount, leaving $2.9 million available for use which expire at various dates through 2038 and the residual which never expire. This analysis is currently being performed for tax year ending December 31, 2023. Additionally, at December 31, 2023 and 2022, the Company had approximately $20.7 million and $43.6 of California and Illinois NOL carry-forwards, respectively, which expire through 2043. The NOL carry-forwards may be limited in certain circumstances, including ownership change and have been fully reserved via a valuation allowance.

The valuation allowance for deferred tax assets increased approximately $5.5 million and $15.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. The valuation allowance for deferred tax liability increased approximately $1.1 million in the year ended December 31,2023 and decreased approximately $9.9 million for the year ended December 31, 2022.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2023	2022
Statutory United States federal rate	21.0%	21.0%
State income taxes net of federal benefit	0.38%	0.51%
Permanent differences	(6.68)%	0.03%
Other	(9.04)%	0.93%
Foreign taxes	-%	(0.07)%
Change in valuation allowance	(5.66)%	(22.66)%
Effective rate	-%	(0.25)%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023 and 2022 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2020-2023 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

16. DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing on January 1, 2018, the Company matched 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%. The total matching contributions for 2023 and 2022 were approximately $124,000 and $124,000, respectively.

17. COMMITMENTS AND CONTINGENCIES

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of December 31, 2023 and December 31, 2022, $200,000 and $0, respectively, has been accrued for in relation to the Equivir License as development of the Equivir technology.

Employment Agreements – As of December 31, 2023, the Company has no employment or severance agreements with members of its management team.

Legal Proceedings – Maiden Biosciences Litigation

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

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2023 and 2022 the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2023 and 2022, there are no contingent payments due.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2023	2022

Cash paid for interest	$4,812,000	$3,270,000

Non-cash investing and financing activities:
Right of use asset	$-	$9,568,000
Shares issued in lieu of bonus cash	$268,000	$6,221,000
Purchase of notes receivable with company stock	$-	$8,717,000
Purchase of marketable security with Company stock	$-	$7,169,000
Third party Note receivable received in lieu of cash	$1,100,000	-

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

Our segment structure presented below represents a change from the prior year for the inclusion of our Biotechnology, Securities, and Commercial Lending segments and the removal of our Plastics segment, Digital Group and IP Technology Management segment as the Plastics segment was discontinued in 2020, DSS Digital was sold and discontinued in May 2021 and activities surrounding our IP Technology Management segment have significantly decreased. The amounts for these segments have been included in the Corporate reporting segment for the year ended December 31, 2023 and 2022, as necessary, below for reconciliation purposes.

Approximate information concerning the Company’s operations by reportable segment for the twelve months ended December 31, 2023 and 2022 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$18,497,000	$385,000	$6,088,000	$-	$5,288,000	$-	$30,258,000
Assets held for sale	-	-	-	-	51,595,000	-	51,595,000
Depreciation and amortization	761,000	-	157,000	1,163,000	3,047,000	78,000	5,206,000
Cost of revenue	15,282,000	1,139,000	2,075,000	77,000	8,003,000	71,000	26,647,000
Interest expense	185,000	-	(5,000)	-	4,632,000	-	4,812,000
Interest Income	-	-	986,000	155,000	148,000	-	1,289,000
Stock based compensation	-	-	-	-	-	-	-
Net income (loss) from continuing operations	327,000	(31,497,000)	(32,860,000)	(7,168,000)	(19,792,000)	(6,513,000)	(97,503,000)
Capital expenditures	689,000	-	4,000	17,000	104,000	4,000	818,000
Identifiable assets	21,508,000	12,285,000	6,303,000	49,305,000	59,345,000	4,446,000	153,192,000

Year Ended December 31,2022	Product Packaging	Commercial Lending	Direct	Biotechnology	Securities	Corporate	Total
Revenue	$17,973,000	$764,000	$21,989,000	$-	$6,581,000	$-	$47,307,000
Depreciation and amortization	715,000	-	413,000	1,113,000	9,093,000	129,000	11,463,000
Cost of revenue	16,960,000	1,041,000	9,828,000	-	11,784,000	634,000	40,247,000
Interest expense	140,000	-	1,000	-	(15,000)	-	126,000
Stock based compensation	1,000	-	-	-	-	3,000	4,000
Net income (loss) from continuing operations	(1,234,000)	(459,000)	(40,182,000)	(7,462,000)	(8,238,000)	(12,084,000)	(69,662,000)
Capital expenditures	1,612,000	-	384,000	276,000	18,000	4,000	2,294,000
Identifiable assets	24,641,000	48,240,000	27,526,000	53,069,000	83,873,000	11,566,000	248,915,000

International revenue, which consists of sales to customers with operations in Canada, Western Europe, Latin America, Africa, the Middle East and Asia comprised 7.0% of total revenue for 2023 (11.0% - 2022). Revenue is allocated to individual countries by customer based on where the product is shipped. The Company had no long-lived assets in any country other than the United States for any period presented.

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2023
Packaging Printing and Fabrication	$18,036,000
Commercial and Security Printing	461,000
Total Printed Products	$18,497,000

Twelve months ended December 31, 2022
Packaging Printing and Fabrication	$17,499,000
Commercial and Security Printing	474,000
Total Printed Products	$17,973,000

Direct Marketing

Twelve months ended December 31, 2023
Direct Marketing Internet Sales	$6,088,000
Total Direct Marketing	$6,088,000

Twelve months ended December 31, 2022
Direct Marketing Internet Sales	$21,989,000
Total Direct Marketing	$21,989,000

Rental Income

Twelve months ended December 31, 2023
Rental income	$3,647,000
Total Rental Income	$3,647,000

Twelve months ended December 31, 2022
Rental income	$6,287,000
Total Rental Income	$6,287,000

Commission Income

Twelve months ended December 31, 2023
Commission income	$1,641,000
Total commission income	$1,641,000

Twelve months ended December 31, 2022
Commission income	$294,000
Total commission income	$294,000

Management Fee Income

Twelve months ended December 31, 2023
Management fee income	$-
Total Management fee income	$-

Twelve months ended December 31, 2022
Management fee income	$134,000
Total Management fee income	$134,000

Net Investment Income

Twelve months ended December 31, 2023
Net investment income	$385,000
Total Net Investment Income	$385,000

Twelve months ended December 31, 2022
Net investment income	$630,000
Total Net Investment Income	$630,000

20. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2023, and December 31, 2022, was approximately $3,269,000 and $3,319,000 respectively. During the year ended December 31, 2023 and December 31, 2022, the Company recorded unrealized loss on this investment of approximately $50,000 and unrealized loss of $1,590,000, respectively.

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

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2023 and December 31, 2022, $547,000 and $3,000,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2022 $3,008,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued unpaid interest of $119,000 through December 31, 2022. This transaction was finalized in July 2022 and is eliminated upon consolidation into DSS. Interest expense for this note totaled $677,000 for year ended December 31, 2023 and $346,000 for year ended December 31, 2022.

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

On July 26, 2022, APB and Borrower 11 entered into a promissory note (“Note 11”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. The outstanding principal and interest at December 31, 2022 approximates $924,000, net of $66,000 of unamortized origination fees and is included in Notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of Borrower 11.

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

On August 29, 2022, DSS Financial Management Inc and Borrower 10, a related party, entered into a promissory note (“Note 10”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at December 31, 2023 and December 31, 2022 approximates $100,000, and $100,000, respectively, and is included in Notes receivable on the accompanying consolidate balance sheet, of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable at December 31, 2023.

21. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 26, 2024, the date that the consolidated financial statements were available to be issued and other then the reverse stock split identified in Note 14 and noted no subsequent events requiring financial statement recognition or disclosure.

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

For the year ended December 31, 2021 and the interim period ending June 30, 2022, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant or the Previous Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant or Previous Accountant, would have caused them to make reference thereto in their reports on the financial statements for such periods.

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weaknesses have been identified in the Company’s internal control over financial reporting as of December 31, 2023:

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

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2022, and subsequently in 2023, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2024 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company hired a Controller, Director of External Reporting, Senior Accountant and Cost Accountant in 2022. The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	The Director of External Reporting will complete the appropriate disclosure check list for the required filings. The CFO will review the completion of this checklist in a timely manner for inclusion of all necessary disclosures.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	Procedures have been enhanced and count sheets modified to ensure accuracy of physical inventory counts.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2023 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the year ended December 31, 2023, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Please see the disclosure related to the winding down of our intellectual property monetization business included in ITEM 1 – BUSINESS, Overview, Strategic Business Plan, Exiting Unprofitable Business Lines, which information is incorporated in this Item 9B by reference.

DSS intends to hold its 2023 Annual Meeting of Stockholders at the end of the third quarter of 2024.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors as of the date of this report are as follows:

NAME	POSITION
Frank D. Heuszel Jason Grady Todd D. Macko Ambrose Chan Heng Fai José Escudero Wai Leung William Wu Tung Moe Chan Hiu Pan Joanne Wong Shui Yeung Frankie Wong Lim Sheng Hon Danny

Chief Executive Officer, Director

Chief Operating Officer

Chief Financial Officer

Director, Chairman

Independent Director

Lead Independent Director

Director

Independent Director

Independent Director

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

Name	Age	Director/Officer Since	Principal Occupation or Occupations and Directorships

Frank D. Heuszel	67	2018

Frank D. Heuszel currently serves as the Chief Executive Officer of DSS, Inc., a NYSE American publicly traded company. He manages the strategic direction, growth, day to day operations, and governance of the New York based multinational company operating businesses in biohealth and bioscience, healthcare, securities trading and management platforms, blockchain technology, direct marketing, real estate, alternative energy, brand protection technology and securitized digital assets.

Mr. Heuszel became DSS’s Chief Executive Officer and Interim Chief Financial Officer in April 2019, prior to 2019 Mr. Heuszel was retired. He has served as a member of DSS’s board of directors since July 2018 and served as chairman of the company’s Audit Committee from July 2018 to April 2019.

Heuszel has extensive expertise in a wide array of strategic, business, turnaround, and regulatory matters across several industries as a result of his executive management, educational, and operational experience. Prior to joining DSS, Mr. Heuszel had a very successful career in commercial banking. For over 35 years, Heuszel served in many senior executive roles with major US and international banking organizations. As a banker, Mr. Heuszel has served as General Counsel, Director of Special Assets, Credit Officer, Chief Financial Officer and Auditor. Mr. Heuszel currently serves as CEO of the Texas bank holding company, American Pacific Bancorp. Mr. Heuszel also operates a successful law practice focuses on the regulation and operation of banks, management of bank litigation, corporate restructures, and merger and acquisitions. In addition to being an attorney and executive manager, Mr. Heuszel is also a Certified Public Accountant (retired), and a Certified Internal Auditor.

Mr. Heuszel also serves as a director of a Texas community bank, Herring Bank of Amarillo, Texas and Mr. Heuszel serves as Chairman of the Audit Committee. Mr. Heuszel was appointed to this position in May 2022.

Frank D. Heuszel was born in Branson, Missouri, graduated from the University of Texas at Austin from the McCombs School of Business in 1979 and received his Doctorate of Jurisprudence with honors from South Texas College of Law in 1990. Frank received his certification as a Certified Public Accountant and as a Certified Internal Auditor in 1985.

Mr. Heuszel is also a member of the Texas State Bar, the Houston Bar Association, Association of Corporate Counsel, Texas Society of Certified Public Accountants, and the State Bar of Texas Bankruptcy Section.

Mr. Heuszel’s years of experience with the Company and decades of experience in banking and law make him an asset to the Board

Jason Grady	50	2018

Mr. Jason Grady has held the position of Chief Operating Officer at the Company since August 2019. Concurrently, since July 2018, Mr. Grady has served as President of Premier Packaging Corporation, a folding carton and consumer packaging manufacturer and wholly-owned subsidiary of the Company. Previously, from April 2010 to July 2018, Mr. Grady served as the Company’s Vice President of Sales & Business Development. In his capacity as COO, Mr. Grady oversees the operational management of multiple divisions, provides guidance for the company’s newly-formed subsidiaries, and conducts research and development into emerging market opportunities across various business operations. His responsibilities encompass strategic leadership, driving key initiatives such as operations optimization, sales organization re-engineering, new business development, international sales, sales management, and corporate marketing. He has directed the overall management of multi-divisional operations and sales, including bio-health, nutraceuticals, wealth management, commercial lending, anti-counterfeit and authentication solutions, enterprise security software technologies, and document security printing. Prior to his tenure at DSS, Mr. Grady held positions as Vice President of Marketing at Parlec Corporation, Director of Business Development at Berlin Packaging Corporation, and served as a sales and marketing executive at OutStart, Inc., an enterprise e-learning software company. Mr. Grady earned an undergraduate degree in Marketing and Communications and a Master’s Degree in Business Administration from the Rochester Institute of Technology.

Todd D. Macko	51	2020	Mr. Todd D. Macko was promoted to Chief Financial Officer on August 16, 2021. Mr. Macko previously served as the Interim Chief Financial Officer and Vice President of Finance of DSS. As the Interim Chief Financial Officer and Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Chief Executive Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained is Bachelor of Science in Accounting from Rochester Institute of Technology.

José Escudero	48	2019

Mr. Escudero’s career is focused on business transformations, including turnaround, growth and M&A situations. He has led large performance transformation programs within companies of various industries and countries, including retail, fashion & luxury, hotel and the new economy related to digitalization transformation and crypto world. Mr. Escudero has been member of different Boards of Directors and Direction Committees of many companies in different countries. He has been also working as expert for the leading private equity firms like: Harvard Investment Group (HIG), Advent, Goldman Sachs, etc. He has been working in financial analysis, transactional support and strategy business development as well as operating management in first level of international companies. Also, he has worked in more than 10 countries along his career (Singapore, HK, US, UK, Brazil, Spain, etc.).

Mr. Escudero worked as a Partner at BMI Capital Partners from September 2013 to November 2019. Mr. Ecudero has worked as Certisign’s Chief Strategy and M&A Officer since November 2019. He is currently working as partner of the Managing Consulting firm Hallman & Burke, and previously worked for the Spanish M&A boutique Ambers & Co. He started his career in PwC.

Mr. Escudero has a B.Sc. in Economics from the Francisco de Vitoria University (Madrid, Spain) where he ranked number one of the promotion. He has a Masters degree in Corporate Finance and Investment Banking from the Options & Futures Institute. Currently he is enrolled in Harvard University in Business Postgraduate studies. He collaborates with different Organizations and Business Schools as speaker and professor:

●	TED
●	Ie - Instituto de Empresa
●	Raffles University of Hong Kong
●	IED - Istituto Europeo di Design
●	ISDE - Instituto Superior de Derecho y Economía
●	CEF - Centro de Estudios Financieros

Mr. Escudero’s experience in mergers and acquisitions, corporate finance, and international trade along with his education in economics and finance and investment banking qualify him to serve on the Company’s Board of Directors and as a member of the Compensation and Management Resources Committee and the Nominating and Corporate Governance Committee.

Wai Leung William Wu	57	2019

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

Mr. Wu serves as a director and is on the audit committees of Alset Inc., traded on The Nasdaq Stock Market LLC; JY GrandMark Holdings Limited listed on the Hong Kong Stock Exchange; and Asia Allied Infrastructure Holdings Limited listed on the Hong Kong Stock Exchange.

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

Mr. Wu’s experience in banking, capital markets, investment banking, Asian economic and banking dynamics, and education in corporate finance and asset management qualify him to serve on the Company’s Board as Lead Independent Director, Chair of the Audit Committee and member of the Compensation and Management Resources Committee.

Tung Moe Chan	45	2020

Mr. Tung Moe Chan has served as a director of the Company since September 2020. In addition, since August 2020, he has served as Director of Corporate Development of American Medical REIT Inc., a subsidiary of the Company.

Mr. Tung Moe Chan has served as the Co-Chief Executive Officer of Alset Inc., a Nasdaq listed company since July 2021 and as the Executive Director since October 2022. Mr. Tung Moe Chan also serves as the Co-Chief Executive Officer and Executive Director of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited. Mr. Moe Chan is responsible for Alset International Limited’s international real estate business (including serving as Co-Chief Executive Officer-International and a member of the Board of its subsidiary LiquidValue Development Inc.).

From April 2014 to June 2015, Mr. Moe Chan was the Chief Operating Officer of Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, Mr. Moe Chan was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of SingHaiyi Group Ltd (now known as SingHaiyi Group Pte. Ltd.), a property development company in Singapore which was listed on the Singapore Exchange Mainboard, overseeing its property development projects. Mr. Moe Chan was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company and the developer of RoomKeyPMS, a web-based property management system, from July 2007 to August 2016.

Mr. Tung Moe Chan holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia

Mr. Tung Moe Chan’s experience with the Company and experience with global business operations makes him an asset to the Board.

Shui Yeung Frankie Wong	53	2022

Wong Shui Yeung joined the Board of Directors of the Company in July 2022. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong and he serves as the sole proprietor of S.Y.WONG. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice.

Mr. Wong previously worked for a number of listed companies as the Chief Financial Officer and/or Company Secretary for over 20 years. He was the CFO and/or Company Secretary of Lerthai Group Limited from September 2016 to December 2020, the shares of which were listed on the Hong Kong Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. and Alset Inc. since January 2022 and November 2021 respectively, the shares of which are listed on NASDAQ. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB. Mr. Wong was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited. Mr. Wong’s experience with accounting, public companies, and development make him an asset to the Board and qualify him to act as Chairman of the Nominating and Corporate Governance Committee.

Wong Shui Yeung joined the Board of Directors of the Company in July 2022. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong and he serves as the sole proprietor of S.Y.WONG. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice.

Mr. Wong previously worked for a number of listed companies as the Chief Financial Officer and/or Company Secretary for over 20 years. He was the CFO and/or Company Secretary of Lerthai Group Limited from September 2016 to December 2020, the shares of which were listed on the Hong Kong Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. and Alset Inc. since January 2022 and November 2021 respectively, the shares of which are listed on NASDAQ. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB. Mr. Wong was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited. Mr. Wong’s experience with accounting, public companies, and development make him an asset to the Board and qualify him to act as Chairman of the Nominating and Corporate Governance Committee.

Wong Shui Yeung joined the Board of Directors of the Company in July 2022. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong and he serves as the sole proprietor of S.Y.WONG. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice.

Mr. Wong previously worked for a number of listed companies as the Chief Financial Officer and/or Company Secretary for over 20 years. He was the CFO and/or Company Secretary of Lerthai Group Limited from September 2016 to December 2020, the shares of which were listed on the Hong Kong Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. and Alset Inc. since January 2022 and November 2021 respectively, the shares of which are listed on NASDAQ. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB. Mr. Wong was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited. Mr. Wong’s experience with accounting, public companies, and development make him an asset to the Board and qualify him to act as Chairman of the Nominating and Corporate Governance Committee.

Hiu Pan Joanne Wong	56	2022	Ms. Joanne Wong has been Director and Responsible Officer (SFC), BMI Funds Management Limited since August 6, 2014. She has participated as the management role in fund administrator activities in A-Link Services Limited and Global Intelligence Trust Limited since 2020 and 2018. Ms. Joanne Wong graduated from The Chinese University of Hong Kong (CUHK) with an Honors Bachelor’s degree in Chemistry 1999. She has expertise in an array of strategic, business, turnaround and regulatory matters spanning across several industries. Ms. Joanne Wong’s experience in turnaround and regulatory matters across several industries makes her an asset to the Board.

Lim Sheng Hon Danny	32	2023

Mr. Lim Sheng Hon Danny has served as a director of the Company since 2023.

Mr. Lim Sheng Hon Danny has served as Senior Vice President, Business Development and as Executive Director of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since 2020. Mr. Lim Sheng Hon Danny has served as an Executive Director of Alset Inc., a Nasdaq listed company, since October 2022. Mr. Lim Sheng Hon Danny has served as Chief Operating Officer of HWH International Inc., a publicly traded company on the Nasdaq stock exchange since February 2024 and also serves as its Chief Strategy Officer.

Mr. Lim has over 7 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim manages the Group’s business development efforts, focusing on corporate strategic planning, merger and acquisition and capital markets activities. He oversees and ensures the executional efficiency of the Group and facilitates internal and external stakeholders on the implementation of the Group’s strategies. Mr. Lim liaises with corporate partners or investment prospects for potential working/ investment collaborations, operational subsidiaries locally and overseas to augment close parent-subsidiary working relationship.

Mr. Lim graduated from Singapore Nanyang Technological University with a Bachelor’s Degree with Honors in Business, specializing in Banking and Finance.

Ambrose Chan Heng Fai	79	2017

Mr. Ambrose Chan Heng Fai has served as a director of the Company since February 12, 2017 and became Chairman of the Board of Directors on March 27, 2019. He has also served as an officer of the Company’s wholly-owned subsidiaries, DSS International Inc. since July of 2017, as the Chief Executive Officer of DSS Digital Transformation Limited and DSS Cyber Security Pte. Ltd. since July 2019.

Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years.

Mr. Chan has served as the Chairman of the Board and Chief Executive Officer of Alset Inc., a Nasdaq listed company, since March 2018. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Mr. Chan has served as the Chairman of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since October 2021. Mr. Chan has served as a member of the Board of Directors of Hapi Metaverse Inc. (formerly known as GigWorld Inc.), a technology company since October of 2014, as Executive Chairman since December 2017 and served as the Acting Chief Executive Officer of Hapi Metaverse Inc. from August 2018 until September 2020, having previously served as Chief Executive Officer from December of 2014 until June of 2017. Mr. Chan served as a non-executive director of Holista CollTech Ltd., an ASX listed company, from July 2013 to June 2021. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 to April 2022. Mr. Chan has served as a director of Sharing Services Global Corporation, an OTCQB since April 2020 and as the Chairman of the Board since July 2021.

Mr. Chan’s previous experiences include serving as Managing Chairman of Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a property development company in Singapore which was listed on the Singapore Exchange Mainboard, from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc., a Toronto Stock Exchange-listed, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan has also served as a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He was a director of American Housing REIT Inc. from October of 2013 to July of 2015. He served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan was a director of Global Med Technologies, Inc., a medical company engaged in the design, development, marketing and support information for management software products for healthcare-related facilities, from May 1998 until December 2005.

Mr. Chan’s international business contacts and experience qualify him to serve on our Board of Directors.

Board of Directors and Committees

The Company has determined that each of Mr. Wai Leung William Wu, Mr. Shui Yeung Frankie Wong, Ms. Hiu Pan Joanne Wong and Mr. José Escudero qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In fiscal 2023, each of the Company’s independent directors attended or participated in approximately 92% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. All directors attended last year’s annual general meeting. During the fiscal year ended December 31, 2023, the Board held three meetings and acted by written consent on fourteen occasions.

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

Effective July 11, 2022, the Board of the Company elected Ms. Hiu Pan Joanne Wong as an independent, non-executive director of the Board.

On or around June 2022, Mr. John Thatch was no longer considered an independent director under the New York Stock Exchange listing standards. Mr. Thatch remains a member of the Company’s Board. On July 22, 2022, Mr. Wai Leung William Wu was appointed Lead Independent Director and Chairman of the Audit Committee.

Effective August 31, 2023, the Board of the Company elected Mr. Lim Sheng Hon Danny as a, non-executive director of the Board.

Mr. John Thatch resigned from the Board on September 1, 2023. Mr. Thatch did not resign from the Board as a result of any disagreement related to the Company’s operations, policies or practices.

Mr. Sassuan Samson Lee resigned from the Board on February 8, 2024. Mr. Lee did not resign from the Board as a result of any disagreement related to the Company’s operations, policies or practices.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held six meetings in 2023 and did not acted by written consent. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of December 31, 2023 and December 31, 2022, the Audit Committee is comprised of Mr. Wu, who serves as Chairman of the Audit Committee, Mr. Wong, and Mr. Escudero. Each of Messrs. Wu and Escudero is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Wong is financially sophisticated. Each of Mr. Wu, Mr. Escudero and Mr. Wong is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to reviewing and making recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee met twice in 2023. The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee consists of Mr. Escudero, Mr. Wu and Mr. Wong, with Mr. Escudero as the Chairman. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter, are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company’s executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers (a) all elements of compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company’s major long-term incentive plans applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee’s purpose. The Compensation and Management Resources Committee may request any officer or employee of the Company or the Company’s outside counsel to attend a meeting of the Compensation and Management Resources Committee or to meet with any members of, or consultants to, the Compensation and Management Resources Committee. The Company’s Chief Executive Officer does not attend any portion of a meeting where the Chief Executive Officer’s performance or compensation is discussed, unless specifically invited by the Compensation and Management Resources Committee.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. At December 31, 2023, the Nominating and Corporate Governance Committee consisted of Mr. Wu, Mr. Wong and Mr. Escudero, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide Mr. Wong was appointed to the Nominating and Corporate Governance Committee as Chair of the Committee.

The Nominating and Corporate Governance Committee met once during 2023 and did not act by written consent in 2023. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by stockholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors. Currently, the Nominating and Corporate Governance Committee does not have an explicit policy regarding diversity, however, when considering candidates nominees shall not be discriminated against based on race, religion, national origin, sex, disability or any other basis proscribed by applicable law.

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

Information about our Executive Officers

On April 17, 2019, Frank D. Heuszel became the Chief Executive Officer of the Company. On August 16, 2021, Todd D. Macko was appointed Chief Financial Officer of the Company. On July 15, 2019, Jason Grady was appointed Chief Operating Officer of the Company. The biographies for Messrs. Heuszel, Macko and Grady are contained herein in the information disclosures relating to the Company’s directors above.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2023 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s common stock were satisfied.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2023 and 2022:

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)(2)	Total
Frank D. Heuszel, Chief Executive Officer	2022	$260,000	28,442	-	-	-	-	$146,196	$314,639
	2023	$260,000	268,000	-	-	-	-	147,973	555,973
Jason T. Grady, Chief Operating Officer	2022	$210,000	10,000	-	-	-	-	$16,735	$236,735
	2023	$247,344	78,319	-	-	-	-	19,460	$345,123
Todd D. Macko, Chief Financial Officer	2022	$198,000	$42,887					$17,154	258,041
	2023	$235,609	55,400	-	-	-	-	19,196	$310,205

(1)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.
(2)	As part of a consulting agreement Mr. Heuszel had with APB prior to becoming the CEO of the Company, he is compensated $120,000 annual for various responsibilities.

Employment and Severance Agreements

On December 12, 2023, Frank D. Heuszel, the Chief Executive Officer (“CEO”) of DSS, Inc. (the “Company”) and the Company executed a letter agreement (“Heuszel Interim Agreement”) pursuant to which Mr. Heuszel agreed to act as CEO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Heuszel Interim Period”). Mr. Heuszel’s current employment agreement pursuant to which he serves as CEO expires on December 31, 2023. In accordance with the Heuszel Interim Agreement, Mr. Heuszel will continue to act as CEO until either a new employment agreement is successfully negotiated and executed or if the Heuszel Interim Agreement is terminated by either party by giving one month’s written notice to the other party. Pursuant to the Heuszel Interim Agreement, Mr. Heuszel’s base salary is $260,000 per annum, which will be payable to him monthly in arrears. There will be no bonus accrued or payable during the Heuszel Interim Period.

On December 15, 2023, Jason Grady, the Chief Operating Officer (“COO”) of the Company and the Company executed a letter agreement (the “Grady Interim Agreement”) pursuant to which Mr. Grady agreed to act as COO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Grady Interim Period”). Mr. Grady’s current employment agreement pursuant to which he serves as COO expires on December 31, 2023. In accordance with the Grady Interim Agreement, Mr. Grady will continue to act as COO until either a new employment agreement is successfully negotiated and executed or if the Grady Interim Agreement is terminated by either party by giving one month’s written notice to the other party. Pursuant to the Grady Interim Agreement, Mr. Grady’s base salary is $260,000 per annum, which will be payable to him monthly in arrears. There will be no bonus accrued or payable during the Grady Interim Period.

Also on December 15, 2023, Todd Macko, the Chief Financial Officer (“CFO”) of the Company and the Company executed a letter agreement (the “Macko Interim Agreement”) pursuant to which Mr. Macko agreed to act as CFO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Macko Interim Period”). Mr. Macko’s current employment agreement pursuant to which he serves as CFO expires on December 31, 2023. In accordance with the Macko Interim Agreement, Mr. Macko will continue to act as CFO until either a new employment agreement is successfully negotiated and executed or if the Macko Interim Agreement is terminated by either party by giving one month’s written notice to the other party. Pursuant to the Macko Interim Agreement, Mr. Macko’s base salary is $248,000 per annum, which will be payable to him in accordance with the payroll policies of the Company. There will be no bonus accrued or payable during the Macko Interim Period.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, there were no outstanding equity awards to our Named Executive Officers.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2023:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Current Directors
Frank D. Heuszel	$-	$-	$-	$-
Heng Fai Ambrose Chan	$-	$-	$-	$-
Lim Sheng Hon Danny	$-	$-	$-	$-
José Escudero	$27,150	$-	$-	$27,150
Wai Leung William Wu	$27,150	$-	$-	$27,150
Hiu Pan Joanne Wong	$21,100	$-	$-	$21,100
Wong Shui Yueng	$27,150	$-	$-	$27,150
Sassuan Samson Lee	$22,100	$-	$-	$22,100
Tung Moe Chan	$-	$-	$-	$-

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of March 1, 2024 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” above), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o DSS, Inc., 275 Wiregrass Parkway, West Henrietta, New York 14586.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants for March 1, 2024.

The percentages of shares beneficially owned are based on 7,066,772 shares of our Common Stock issued and outstanding as of March 1, 2024, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 1, 2024, plus (b) the number of shares such person has the right to acquire within 60 days of March 1, 2024.

		Percentage of
	Number of Shares	Outstanding Share
Name	Beneficially Owned	Beneficially Owned
Heng Fai Ambrose Chan (1)	4,122,916	58.3%
José Escudero	51	*
Frank D. Heuszel	65,639	*
Wai Leung William Wu	-	*
Jason Grady	125	*
Todd D. Macko	83	*
Lim Sheng Hon Danny	-	*
Tung Moe Chan	-	*
Sassuan Samson Lee	51	*
Frankie Wong	-	*
Joanne Wong	-	*
All officers and directors as a group (8 persons)	4,188,865	59.3%

5% Shareholders
Alset International limited	1,068,309	15.1%
Alset, Inc.	1,760,671	24.9%

* Less than 1%.

(1)	The beneficial ownership of Heng Fai Chan includes 4,122,916 shares of common stock, consisting of (a) 2,978 shares of common stock held by Heng Fai Holdings Limited, an entity controlled by Heng Fai Chan; (b) 979,325 shares of common stock held by Heng Fai Chan directly; (C) 311,634 shares of common stock held by Global Biomedical Pte. Ltd.; and (d) 1,068,309 shares of common stock held by Alset International Limited (e) 1,760,671 shares of common stock held by Alset Inc.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2023.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-

2020 Employee, Director and Consultant Equity Incentive Plan	-	-	-	460,846

Total	-	-	$-	460,846

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

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2023, and December 31, 2022, was approximately $3,269,000 and $3,319,000 respectively. During the year ended December 31, 2023 and December 31, 2022, the Company recorded unrealized loss on this investment of approximately $177,000 and unrealized loss of $1,590,000, respectively.

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

On October 27, 2021, HWH World, Inc., a subsidiary of the Company entered a revolving loan commitment (“Note 5”) with Borrower 5, a company registered in Taiwan. The outstanding principal and interest at December 31, 2023 and December 31, 2022 is $0 and $63,000, respectively, and was included in Notes receivable current portion. This note has been written-off during the third quarter 2023.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2023 and December 31, 2022, $547,000 and $3,000,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2022 $3,000,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of December 31, 2022 is approximately $52,407,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at December 31, 2022 was 8.46%. The maturity date of November 2, 2023, may be extended to November 2, 2024. As of December 31, 2022, the outstanding principal and interest of the LifeCare agreement approximates $40,193,000, net of deferred financing costs of $270,000. As of December 31, 2023, the outstanding principal and interested approximates $41,331,000. Interest expense for the year-ended December 31, 2023 and 2022 approximated $1,142,000 and $952,000, respectively. The LifeCare agreement is currently in default. The Company is in the process of remediating the related issues and continues to negotiate the extension of the loan.

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

In November 2021, AMRE entered into a convertible promissory note (“Alset Note”) with Alset International Limited (“Alset International”), a related party, for the principal amount of $8,350,000. The Alset Note accrues interest at 8% per annum and matures in December 2023, with interest due quarterly and the principal due at maturity. Principal and interest of approximately $8,805,000 is included in long-term debt, net on the accompanying consolidated balance sheet on December 31, 2022. On May 17, 2022, the shareholders of the Company approved the issuance of up to 21,366,177 Shares our Common Stock to Alset International to purchase the Convertible Promissory Note issued by American Medical REIT, Inc. with a principal amount of $8,350,000 and accrued unpaid interest of $119,000 through December 31, 2022. This transaction was finalized in July 2022 and is eliminated upon consolidation into DSS. Interest expense for this note totaled $796,000 in December 2023 and $346,000 in December 2022.

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

On May 13, 2021, and later amended in April 2022, Sentinel Brokers, LLC, a subsidiary of the Company entered a revolving credit promissory note (“Note 3”) with Borrower 3, a company registered in the state of New York and related party. Note 3 has an aggregate principal balance up to $3,000,000, to be funded at request of Borrower 3. Note 3, which incurs interest at a rate of 6.65% is payable in areas until the principal is paid in full at the maturity date of May 13, 2023. As of December 31, 2022 and December 31, 2021, there was $309,000 and $0, respectively, outstanding on the, and is included in current notes receivable on the accompanying consolidated balance sheet. During the three months ended September 30, 2022, Sentinel Brokers converted approximately $1,364,000 of Note 3 into 13.64 preferred shares of Borrower 3. In December 2022, Sentinel LLC obtained 75% ownership of Sentinel Co. and all transaction are eliminated upon consolidation into DSS.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, Grassi & Co. CPAs, P.C., Jericho, NY, for audit and review services for the fiscal year ended December 31, 2023 were approximately $365,000. The aggregate fees build for professional services rendered by Grassi&Co for audit and review services for the fiscal year ended December 31, 2022 was approximately $325,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Freed Maxick CPAs, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2023 and 2022 were approximately $143,000 and $143,000 respectively. DSS has engaged Greendyke Jencik & Associates CPAs, PLLC to render quarterly and year end tax provisions. The aggregate fees for 2023 and 2022 were approximately $8,000 and $8,000.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, Grassi & Co. CPAs, P.C., associated with the Company’s S-1 filings for Impact BioMedical approximating $87,000 for the years ended December 31, 2023.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee approved, in advance, all work performed for year ended December 31, 2023 by our principal accountant, Grassi & Co. CPAs, P.C. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Grassi & Co. CPAs, P.C.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).
3.2	Fourth Amended and Restated By-laws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated June 22, 2018).
3.3	Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated August 27, 2020).
3.4	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated November 6, 2020).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Form 8-K filed January 8, 2024).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.2	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.3	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).
10.4	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).
10.5	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).
10.6	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).
10.7	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.30 to Form 10-K dated March 28, 2017).
10.8	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.31 to Form 10-K dated March 28, 2017).
10.9	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016 (incorporated by reference to exhibit 10.32 to Form 10-K dated March 28, 2017).
10.10	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated September 6, 2017).
10.11	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated September 6, 2017).

10.12	Securities Exchange Agreement, dated September 12, 2017, between Document Security Systems, Inc. and Hengfai Business Development Pte. Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated September 15, 2017).
10.13	2021 Employment Agreement entered by and between the Company and Frank Heuszel on November 13, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 19, 2020).
10.14	2020 Amendment entered by and between the Company and Frank Heuszel on November 13, 2020
10.15	Executive Employment Agreement with Mr. Jason Grady (incorporated by reference to exhibit 10.2 to Form 10-Q dated November 13, 2019).
10.16	Executive Employment Agreement with Mr. Heng Fai Ambrose Chan (incorporated by reference to exhibit 10.3 to Form 10-Q dated November 13, 2019).
10.17	2020 Amendment entered by and among the Company, DSS Cyber Security Pte. Ltd. and Heng Fai Chan on November 19, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 25, 2020).
10.18	2020 Employee, Director and Consultant Equity Incentive Plan *
10.19	Term Sheet dated March 3, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 6, 2020).
10.20	Promissory Note dated March 3, 2020 (incorporated by reference to exhibit 10.2 to Form 8-K dated March 6, 2020).
10.21	Form of Warrant (incorporated by reference to exhibit 10.3 to Form 8-K dated March 6, 2020).
10.22	Stockholder Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated March 6, 2020).
10.24	Share Exchange Agreement dated as of April 27, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 1, 2020.
10.25	Underwriting Agreement, dated June 16, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated June 19, 2020).
10.26	Underwriting Agreement, dated July 1, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 1, 2020).
10.27	Underwriting Agreement, dated July 28, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 31, 2020).
10.28	Securities Purchase Agreement, by and among, Sharing Services Global Corporation, and Decentralized Sharing Systems, Inc., dated April 5, 2021 (incorporated by reference to exhibit 1.1 to Form 8-K, filed with the Commission on April 9, 2021
10.29	Convertible Promissory Note, dated April 5, 2021 (incorporated by reference to exhibit 10.2 to Form 8-K filed with Commission on April 9, 2021)
10.30	Stock Purchase Agreement between Proof Authentication Corporation and Document Security Systems, Inc. dated May 7, 2021 Relating to the Purchase and Sale of 100% of the Shares of DSS Digital Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on May 11, 2021)
10.31	Underwriting Agreement between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to Form 8-K filed with the Commission on June 17, 2021)

10.32	Subscription Agreement by and among DSS, Inc. and Alset EHome International, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on September 10, 2021)
10.33	Stock Purchase And Share Subscription Agreement between Decentralized Sharing Systems, Inc., and DSS, Inc. relating to the purchase of Sharing Services Global Corporation shares (incorporated by reference to exhibits 10.1 and 10.2 of the Form 8-K filed with the Commission on December 29, 2021)
10.34	Stock Purchase Agreement dated as of January 18, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.35	Stock Purchase Agreement dated as of January 18, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.36	Stock Purchase Agreement dated as of January 25, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.37	Assignment and Assumption Agreement dated as of February 25, 2022, by and between DSS, Inc. and Alset International Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on February 25, 2022)
10.38	Convertible Promissory Note Agreement, as between the Alset International Limited and American Medical REIT Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on February 25, 2022)
10.39	Amendment to Stock Purchase Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on March 1, 2022)
10.40	True Partner Stock Purchase Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on March 1, 2022)
10.41	True Partner Termination Agreement, between DSS, Inc. and Alset EHome International Inc., dated as of February 28, 2022 (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Commission on March 1, 2022)
10.42	DSS Termination Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the Commission on March 1, 2022)
10.43	Certificate of Amendment of Certificate of Incorporation of DSS, Inc., dated June 2, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Commission on June 3, 2022)
10.44	Amendment No. 1 to Fifth Amended and Restated By-laws of DSS, Inc., dated June 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the Commission on June 3, 2022)
10.45	Assignment and Assumption Agreement, by and between Alset International Limited and DSS, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on July 14, 2022)
10.46	Convertible Promissory Note as between the Alset International Limited and American Medical REIT Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on July 14, 2022)
10.47	Amendment No.1 to Assignment and Assumption Agreement as between DSS, Inc. and Alset International Limited (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Commission on July 14, 2022)
10.48	Letter Agreement dated April 17, 2023, by and between Sharing Services Global Corporation and Decentralized Sharing Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2023.)
10.49	Letter agreement between Frank D. Heuszel and DSS, Inc. executed December 12, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2023.)
10.50	Letter agreement between Jason Grady and DSS, Inc. executed December 15, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2023.)
10.51	Letter agreement between Todd Mack and DSS, Inc. executed December 15, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2023.)
10.52	Amendment to Promissory Note effective January 18, 2024 between DSS, Inc. and Impact BioMedical, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 22, 2024).
10.53	Clawback Policy
21.1	Subsidiaries of Document Security Systems, Inc.*
23.2	Consent of Turner, Stone & Company, L.L.P*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSS, INC.

March 27, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

March 27, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel Chief Executive Officer (Principal Executive Officer)

March 27, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

March 27, 2024	By:	/s/ Jason Grady
Jason Grady Chief Operating Officer

March 27, 2024	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

March 27, 2024	By:	/s/ Hiu Pan Joanne Wong
Hiu Pan Joanne Wong Director

March 27, 2024	By:	/s/ José Escudero
José Escudero Director

March 27, 2024	By:	/s/ Shui Yeung Frankie Wong
Shui Yeung Frankie Wong Director

March 27, 2024	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

March 27, 2024	By:	/s/ Lim Sheng Hon Danny
Lim Sheng Hon Danny
Director

March 27, 2024	By:	/s/ Wai Leung William Wu
William Wu Director

