Form 10-Q
period 2024-03-31
DSS, INC.
filed 2024-05-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024 there were 7,066,772 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,252,000	$6,615,000
Accounts receivable, net	2,863,000	3,994,000
Inventory	3,627,000	2,819,000
Assets held for sale	51,624,000	51,595,000
Current portion of notes receivable	4,062,000	8,772,000
Prepaid expenses and other current assets	736,000	839,000
Total current assets	72,164,000	74,634,000

Property, plant and equipment, net	6,225,000	6,417,000
Investment in real estate, net	6,252,000	6,279,000
Other investments	1,282,000	1,282,000
Investment, equity method	127,000	128,000
Marketable securities	8,483,000	9,979,000
Notes receivable	87,000	111,000
Other assets	133,000	97,000
Right-of-use assets	7,026,000	7,210,000
Goodwill	26,862,000	26,862,000
Other intangible assets, net	19,859,000	20,193,000
Total assets	$148,500,000	$153,192,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,084,000	$3,654,000
Accrued expenses and deferred revenue	3,004,000	2,512,000
Other current liabilities	932,000	983,000
Current portion of lease liability	684,000	686,000
Current portion of long-term debt, net	47,509,000	47,776,000
Total current liabilities	56,213,000	55,611,000

Long-term debt, net	7,431,000	7,451,000
Long term lease liability	6,752,000	6,917,000

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2023); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2023).	-	-
Common stock, $0.02 par value; 200,000,000 shares authorized, 7,066,772 shares issued and outstanding (7,066,772 on December 31, 2023)	140,000	140,000
Additional paid-in capital	319,963,000	319,963,000
Accumulated deficit	(260,248,000)	(256,176,000)
Total DSS stockholders’ equity	59,855,000	63,927,000
Non-controlling interest in subsidiaries	18,249,000	19,286,000
Total stockholders’ equity	78,104,000	83,213,000

Total liabilities and stockholders’ equity	$148,500,000	$153,192,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Printed products	$3,073,000	$6,130,000
Rental income	400,000	1,685,000
Net investment income	95,000	117,000
Direct marketing	-	3,994,000
Commission revenue	303,000	-
Total revenue	3,871,000	11,926,000

Costs and expenses:
Cost of revenue	4,990,000	8,533,000
Selling, general and administrative	3,561,000	8,973,000
Total costs and expenses	8,551,000	17,506,000

Operating loss	(4,680,000)	(5,580,000)

Other income (expense):
Interest income	107,000	130,000
Dividend income	-	4,000
Other income (expense)	21,000	(65,000)
Interest expense	(48,000)	(249,000)
Loss on equity method investment	(1,000)	(4,000)
Loss on investments	(189,000)	(2,869,000)
Provision for loan losses	(294,000)	-
Loss from operations before income taxes	(5,084,000)	(8,633,000)

Income tax loss	(25,000)	-

Net loss	$(5,109,000)	$(8,633,000)

Loss from operations attributed to noncontrolling interest	1,037,000	598,000

Net loss attributable to DSS common stockholders	$(4,072,000)	$(8,035,000)

Loss per common share:
Basic	$(0.58)	$(1.16)
Diluted	$(0.58)	$(1.16)

Shares used in computing loss per common share:
Basic	7,066,772	6,950,858
Diluted	7,066,772	6,950,858

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(5,109,000)	$(8,633,000)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	582,000	1,333,000
Loss on equity method investment	1,000	-
Loss on investments	189,000	2,869,000
Change in ROU assets	184,000	16,000
Provision for loan losses	763,000	-
Decrease (increase) in assets:
Accounts receivable	1,347,000	608,000
Inventory	(808,000)	459,000
Prepaid expenses and other current assets	36,000	(383,000)
Other assets	(36,000)	(55,000)
Increase (decrease) in liabilities:
Accounts payable	430,000	(819,000)
Accrued expenses	489,000	(9,551,000)
Change in ROU liabilities	(167,000)	(43,000)
Other liabilities	(51,000)	-
Net cash used by operating activities	(2,150,000)	(14,199,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,000)	(594,000)
Purchase of investment	(31,000)	-
Disposal of property, plant and equipment	-	32,000
Change in equity investment	-	5,000
Sale of marketable securities	1,160,000	11,330,000
Payments received on notes receivable	3,971,000	764,000
Net cash provided by investing activities	5,097,000	11,537,000

Cash flows from financing activities:
Payments of long-term debt	(1,062,000)	(4,002,000)
Borrowings of long-term debt	752,000	1,106,000
Net cash used by financing activities	(310,000)	(2,896,000)

Net increase (decrease) in cash	2,637,000	(5,558,000)
Cash and cash equivalents at beginning of period	6,615,000	19,290,000

Cash and cash equivalents at end of period	$9,252,000	$13,732,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000
							-
Net loss	-	-	-	-	-	(8,035,000)	(8,035,000)	(598,000)	(8,633,000)
Balance, March 31, 2023	6,950,858	$139,000	-	$-	$319,766,000	$(202,378,000)	$117,527,000	$30,521,000	$148,048,000

Balance, December 31, 2023	7,066,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,286,000	$83,213,000

Net loss	-	-	-	-	-	(4,072,000)	(4,072,000)	(1,037,000)	(5,109,000)
Balance, March 31, 2024	7,066,772	$140,000	-	$-	$319,963,000	$(260,248,000)	$59,855,000	$18,249,000	$78,104,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The Company, incorporated in the state of New York in May 1984 has conducted business in the name of DSS, Inc. On September 16, 2021, the board of directors approved an agreement and plan of merger with a wholly owned subsidiary, DSS, Inc. (a New York corporation, incorporated in August 2020), for the sole purpose of effecting a name change from Document Security Systems, Inc. to DSS, Inc. This change became effective on September 30, 2021. DSS, Inc. maintained the same trading symbol “DSS”.

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”), currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Direct, (4) Commercial Lending, (5) Securities and Investment Management, (6) Alternative Trading (7) Digital Transformation (discontinued in 2023), (8) Secure Living (discontinued in 2023), and (9) Alternative Energy (discontinued in 2023). Each of these business lines are in different stages of development, growth, and income generation.

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

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of March 31, 2024 and December 31, 2023, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2023 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation - The consolidated financial statements include the accounts of DSS, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Deconsolidation of Sharing Services Global Corporation(“SHRG”) - On May 4, 2023, the Company distributed approximately 280 million shares of SHRG beneficially held by DSS and Decentralized Sharing Systems in the form of a dividend to the shareholders of DSS common stock. Upon completion of this distribution, DSS will retain an ownership interest in SHRG of approximately 7%. Immediately prior to this distribution, DSS owned approximately 81% of the issued and outstanding common shares of SHRG. As a result, SHRG, whose operations represented a significant portion of our Direct Marketing segment, was deconsolidated from our consolidated financial statements effective as of May 1, 2023 (the “Deconsolidation”). The consolidated statement of operations for the fiscal quarter ended September 30, 2023, therefore includes one month of activity related to SHRG prior to the Deconsolidation. Subsequent to April 30, 2023 the assets and liabilities of SHRG are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with SHRG refer to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a loss before income taxes of approximately $29,196,000 which is recorded within gain/loss investments in our consolidated statements of operations for the three and nine months ended September 30, 2023. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in SHRG as a marketable security and at the quoted price stock price of SHRG.

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

At March 31, 2024, and December 31, 2023, the Company established a reserve for credit losses of approximately $2,492,000 and $2,494,000, respectively. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of March 31, 2024, one customers accounted for approximately 25% of our consolidated revenue. As of March 31, 2024, one customers accounted for approximately 44% of our trade accounts receivable balance. As of December 31, 2023, two customers accounted for approximately 20% and 11% of our consolidated revenue and 39% and 30% of our trade accounts receivable balance. As of March 31, 2024 and 2023, one vendor accounted for approximately 16% and 11%, respectively, of our cost of revenue.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $15,000 and $18,000 associated with the inventory at our Premier subsidiary for March 31, 2024, and December 31, 2023, respectively. Write- downs and write-offs are charged to cost of revenue.

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

Assets held for sale – The Company has several buildings and the associated land they occupy for sale as of March 31, 2024 and December 31, 2023. These consist of primarily of retail space in Lindon, Utah approximating $5,593,000 and the medical facilities associated with AMRE LifeCare of approximately $41,570,000 and AMRE Winter Haven of approximately $4,396,000, and $65,000 of other assets.

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

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2023, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company, and Impact BioMedical of $1,769,000 and $25,093,000, respectively. The goodwill for APB, and Sentinel Co. of approximately $29,744,000, and $1,234,000 respectively, were deemed impaired and written off at December 31, 2023. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the three months ended March 31, 2024.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three months ended March 31, 2023 potential dilutive instruments include options of 5,000 shares. For the three months ended March 31, 2024, potential dilutive instruments was 0.

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $9.3 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $9.3 million in cash as of March 31, 2024, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $8.5 million of Marketable Securities, and the anticipated receipts of principal and interest on its Notes receivable of approximately $723,000 through December 31, 2024. The Company has also taken steps to sell its real estate holdings in Utah, as well as the assets of AMRE LifeCare located in Texas, Pennsylvania, and Florida. These properties approximate $51.6 million in assets and are identified on the accompanying balance sheet as Held for sale. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Although there are no assurances, we believe the above would allow us to fund our nine business lines current and planned operations for the twelve months from the filing date of this Annual Report. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

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

As of March 31, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2024 or March 31, 2023.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 14 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following as of:

	March	December
	2024	2023
Finished Goods	$2,318,000	$2,218,000
Work in Process	845,000	180,000
Raw Materials	479,000	439,000
	$3,642,000	$2,837,000
Less allowance for obsolescence	(15,000)	(18,000)
	$3,627,000	$2,819,000

4. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Borrower 1, a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Borrower 1. Note 1, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Borrower 1 with the maximum principal amount equal to 18% of the total equity position of Borrower 1 at conversion. The outstanding principal and interest as of March 31, 2024 and December 31, 2023, approximated $5,544,000 which is included in current notes receivable on the accompanying consolidated balance sheet. As of March 31, 2024 and December 31, 2023, the Company has a reserve of $2,772,000 and $2,772,000, respectively, against the principal and interest outstanding.

Note 2

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 2”) with Borrower 2, which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest are due in full on September 22, 2022, and later amended to extend the maturity date to September 19, 2024. The outstanding principal and interest of $3,910,000 was included in the current portion of notes receivable on the consolidated balance sheet at December 31, 2023. Note 2 was repaid in full during March 2024.

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

Note 4

On December 28, 2021, APB entered into a promissory note (“Note 4”) with Borrower 4, a company registered in the state of California. Note 4 has a principal balance of $700,000. Note 4, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. On November 27, 2023, the parties to Note 4 agreed to modify the payment terms of the note to be monthly payments of $50,000 until the outstanding principal and interest are paid in full. The outstanding principal and interest of $158,000 and $253,000 is included in the Current portion of notes receivable on the consolidated balance sheet at March 31, 2024 and December 31, 2023, respectively.

Note 5

On January 24, 2022, APB and Borrower 5 entered into a promissory note (“Note 5”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at March 31, 2024 and December 31, 2023 approximates $107,000 and $103,000, respectively, and is included in Current portion of notes receivable on the accompanying consolidate balance sheet. The terms of this note are currently being renegotiated.

Note 6

On March 2, 2022, APB and Borrower 6, a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 6”). Under the terms of Note 6, APB at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024, with interest payable quarterly. The outstanding principal and interest at March 31, 2024 and December 31, 2023 is $458,000 and $446,000 (net of $3,500 of unamortized origination fees), respectively. APB and Borrower 6 are currently negotiating an extension of the maturity date of this note.

Note 7

On May 9, 2022, DSS PureAir and Borrower 1 entered into a promissory note (“Note 7”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default and terms are currently being re-negotiated. The outstanding principal and interest at March 31, 2024 and December 31, 2023 approximates $224,000 of which $112,000 has been reserved for and is included in Current portions of notes receivable on the accompanying consolidate balance sheet.

Note 8, related party

On August 29, 2022, DSS Financial Management Inc and Borrower 8, a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at March 31, 2024 approximated $101,000, of which approximately $76,000 has been reserved for with the net balance is included Current portions of notes receivable. At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of Borrower 8.

Note 9, related party

On May 8, 2023, DSS Financial Management Inc and Borrower 8 entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at March 31, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at March 31, 2024 approximated $110,000, of which approximately $82,000 has been reserved for with the net balance included of approximately $28,000 included in the long-term portion of notes receivable. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of Borrower 8.

Note 10, related party

On July 26, 2022, APB and Borrower 10 entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on March 31, 2024 approximates $949,000, net of $10,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $475,000 of Note 10 was reserved for as of March 31, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of Borrower 10.

Note 11

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2024. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2024. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of March 31, 2024 and December 31, 2023, was approximately $203,000, and is classified in Current notes receivable on the accompanying consolidated balance sheets. The maturity date of this note is currently being renegotiated.

Note 12

On June 27, 2023, DSS and Borrower 15 entered into a convertible promissory note (“Note 15”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of December 31, 2023.

Note 13

On March 31,2023, DSS Biohealth Security, Inc and Borrower 13 entered into a promissory note (“Note 13”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum (8.5% at March 31, 2024 and December 31, 2023) with the total outstanding principal and interest due at the maturity date of March 31, 2025. The outstanding principal and interest at December 31, 2023 approximates $133,000. Of the total financed, approximately $99,000 of principal and accrued interest is classified as Current portion of notes receivable and the remaining balance of approximately $34,000 is recorded as Notes receivable on the accompanying consolidated balance sheet at December 31, 2023. As of March 31, 2024, the outstanding balance sheet approximating $135,000 was fully reserved for.

5. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of March 31, 2024 and December 31, 2023:

	2024
	cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,182,000	$-	$9,182,000	$9,182,000	$-
Level 1
Money Market Funds	70,000	-	70,000	70,000	-
Marketable Securities	26,629,000	(17,146,000)	8,483,000	-	8,483,000
Total	$34,881,000	$(17,146,000)	$17,735,000	$9,252,000	$8,483,000

	2023
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,545,000	$-	$6,545,000	$6,545,000	$-
Level 1
Money Market Funds	$70,000	-	$70,000	70,000	-
Marketable Securities	$27,304,000	(17,325,000)	$9,979,000	-	9,979,000
Total	$33,919,000	$(17,325,000)	$16,594,000	$6,615,000	$9,979,000

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

As of March 31, 2024 and December 31, 2023, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the three months ended March 31, 2024 and 2023, the Company recorded a Loan loss reserve of approximately $249,000 and $0, respectively.

General Loan Portfolio Reserve - Based upon a relatively young loan portfolio that are relatively new loans to generally credit worthy borrowers, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $249,000 and $194,000 of the loan portfolio loan balance as of March 31, 2024 and December 31, 2023, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of March 31, 2024 and December 31, 2023.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness with Borrower 3, which has a current principal and interest balance of $884,000 and have recorded a loan loss reserve for the full balance due the Company as of December 31, 2023 and March 31, 2024. The Company had also previously identified credit weakness in Borrower 1 and has placed a reserve approximating $2,884,000 against the outstanding principal and interest as of December 31, 2023 and March 31, 2024. Previously, the Company identified credit weakness in Borrower 12 and has placed a reserve approximating $1,045,000 against the outstanding principal and interest as of December 31, 2023 and March 31, 2024. During the first quarter of 2024, the Company identified credit weakness in Borrower 10 and 13 and has placed a reserve approximating $475,000 and $135,000, respectively, against the outstanding principal and interest as of March 31, 2024. Also during the first quarter of 2024, the Company identified credit weakness in Borrower 8, a related party, and has placed a reserve approximating $158,000 and against the outstanding principal and interest as of March 31, 2024.

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

8. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2024 and December 31, 2023, was approximately $2,353,000 and $3,269,000, respectively. During the three month ended March 31, 2024 and 2023, the Company recorded unrealized loss of approximately $ 916,000 and $1,156,000, respectively.

West Park Capital, Inc.

On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2023 and as of March 31, 2024.

BMI Capital International LLC, related party

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three months ended March 31, 2024 and 2023, approximated $1,000 and $4,000, respectively

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

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

9. Short-Term and Long-Term Debt

DSS, Inc.

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase and use as collateral, a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of March 31, 2024, and December 31, 2023, the outstanding principal on the BOA Note was $2,810,000 and $2,932,000, respectively and had an interest rate of 4.63%. As of March 31, 2024, $502,000 was included in the Current portion of long-term debt, net, and the remaining balance of approximately $2,308,000 is recorded as Long-term debt. The BOA Note contains certain covenants that are analyzed annually. As of March 31, 2024, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at December 31, 2022 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site, which serves as collateral for the Shelton Agreement. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of March 31, 2024 approximated $6,252,000. Of the total financed, approximately $209,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,354,000 recorded as long-term debt, net of $44,000 in deferred financing costs.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of March 31, 2024 and December 31, 2023, $512,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of March 31, 2024, $1,143,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the LifeCare Agreement. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of March 31, 2024 is approximately $41,570,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at March 31, 2024 was 9.6%. As of December 31, 2023, the outstanding principal and interested approximates $41,331,000 and is included in current portion of long-term debt, on the consolidated balance sheet. As of March 31, 2024, the outstanding principal and interested approximates $42,308,000 and is included in current portion of long-term debt, on the consolidated balance sheet. Interest expense for the three months ended March 31, 2024 and 2023 approximated $977,000 and $850,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 (later extended to July 7, 2024) to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the Pinnacle Loan. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. The net book value of the assets acquired as of March 31, 2024 is approximately $4,380,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. This AMRE note is currently due. The outstanding principal and interest, net of debt issuance costs of $17,000, approximates $2,977,000 and is included in the current portion of long-term debt, net on the accompanying consolidated balance sheet at December 31, 2023. The outstanding principal and interest, approximates $2,987,000 and is included in current portion of long-term debt, net on the accompanying consolidated balance sheet at March 31, 2024. Interest expense equaled $38,000 and $23,000 for the three months ended March 31, 2024 and 2023, respectively.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of March 31, 2024, the outstanding principal and interest approximates $691,000 of which $116,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $575,000 recorded as long-term debt. As of December 31, 2023, the outstanding principal and interest approximates $719,000 of which $112,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $607,000 recorded as long-term debt. Interest expense equaled $13,000 and $0 for the three months ended March 31, 2024 and 2023, respectively.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to March 31, 2024, are as follows:

Year	Amount
2024	$47,509,000
2025	858,000
2026	902,000
2027	948,000
2028	996,000
Thereafter	3,727,000

10. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2024, the remaining lease terms on our operating leases range from less than one to twelve years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2024.

Future minimum lease payments as of March 31 2024, are as follows:

Maturity of Lease Liability:

Totals
2024	$719,000
2025	861,000
2026	839,000
2027	808,000
2028	824,000
After	4,913,000
Total lease payments	8,964,000
Less: Imputed Interest	(1,598,000)
Present value of remaining lease payments	$7,436,000

Current	$684,000
Noncurrent	$6,752,000

Weighted-average remaining lease term (years)	10.1

Weighted-average discount rate	4.1%

Total cash paid for leases during the three months ended March 31, 2024 and 2023 approximated $220,000 and $305,000, respectively.

11. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of March 31, 2024 and December 31, 2023, $152,000 and $200,000, respectively, has been accrued for in relation to the Equivir License as development of the Equivir technology.

12. Stockholders’ Equity

Equity transactions –

On April 10, 2023, the Company issued 1,247,078 shares of common stock to Mr. Frank Heuszel, CEO of DSS, pursuant to his employment agreement. These shares were issued to settle a previously recorded liability of approximately $268,000.

On January 4, 2024 the Company effected a reverse stock split of 1 for 20. As of December 31, 2023 there were 140,264,240 shares of our Common Stock issued and outstanding, which was converted to 7,066,772.

Stock-Based Compensation –

The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2024, there were none.

Impact BioMedical, Inc. Equity Transactions –

On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. On October 31, 2023, the Company effected a reverse stock split of 1 for 55. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. As of March 31, 2024 and December 31, 2023, there were 10,000,000 shares of our Common Stock and 60,496,041 shares of preferred stock issued and outstanding.

On August 8, 2023 DSS, the Company’s largest shareholder, distributed to its shareholders of record on July 10, 2023 4 shares of Impact Bio’s stock for 1 share they owned. Each share of Impact BioMedical distributed as part of the distribution will not be eligible for resale until 180 days from the date Impact BioMedical’s initial public offering becomes effective under the Securities Act, subject to the discretion of the Company to lift the restriction sooner.

13. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three months ended March 31, 2024, and 2023:

	2024	2023

Cash paid for interest	$337,000	$249,000

14. Segment Information

The Company’s nine businesses lines are organized, managed, and internally reported as five operating segments. One of these operating segments, Product Packaging, is the Company’s packaging and printing group. Product Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. A second, Biotechnology, invests in, or acquires companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. Biotechnology is also targeting unmet, urgent medical needs. A third operating segment, Securities, and Investment Management (“Securities”) was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. The fourth segment, Direct, provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and licensing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe (see Note 1, Deconsolidation of Sharing Services Global Corporation). The fifth business line, Commercial Banking, is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2024 and 2023 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,080,000	$104,000	$-	$-	$687,000	$-	$3,871,000
Depreciation and amortization	190,000	-	34,000	288,000	69,000	1,000	582,000
Cost of Revenue	2,767,000	469,000	-	10,000	1,744,000	-	4,990,000
Interest expense	47,000	-	-	-	1,099,000	-	1,146,000
Interest income	-	-	36,000	6,000	63,000	2,000	107,000
Net income (loss) from continuing operations	(474,000)	(1,382,000)	(70,000)	(942,000)	(2,349,000)	108,000	(5,109,000)
Capital expenditures	3,000	-	-	-	-	-	3,000
Total Identifiable assets	20,475,000	9,361,000	6,178,000	48,882,000	58,327,000	5,277,000	148,500,000
Assets held for sale	-	-	-	-	51,595,000	-	51,595,000

Three Months Ended March 31,2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$6,130,000	$117,000	$3,994,000	$-	$1,685,000	$-	$11,926,000
Depreciation and amortization	188,000	-	46,000	298,000	743,000	58,000	1,333,000
Cost of revenue	4,660,000	-	1,290,000	-	2,537,000	46,000	8,533,000
Interest expense	39,000	-	-	-	210,000	-	249,000
Interest income	-	-	4,000	94,000	32,000	-	130,000
Net income (loss) from continuing operations	696,000	(564,000)	(3,187,000)	(848,000)	(2,028,000)	(2,702,000)	(8,633,000)
Capital expenditures	576,000	-	(15,000)	5,000	28,000	-	594,000
Identifiable assets	25,217,000	43,133,000	20,539,000	52,983,000	76,003,000	8,875,000	226,750,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended March 31, 2024
Packaging Printing and Fabrication	$2,882,000
Commercial and Security Printing	191,000
Total Printed Products	$3,073,000

Three months ended March 31, 2023
Packaging Printing and Fabrication	$5,865,000
Commercial and Security Printing	265,000
Total Printed Products	$6,130,000

Direct Marketing

Three months ended March 31, 2024
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

Three months ended March 31, 2023
Direct Marketing Internet Sales	$3,994,000
Total Direct Marketing	$3,994,000

Rental Income

Three months ended March 31, 2024
Rental income	$400,000
Total Rental Income	$400,000

Three months ended March 31, 2023
Rental income	$1,685,000
Total Rental Income	$1,685,000

Commission Income

Three months ended March 31, 2024
Commission income	$303,000
Total commission income	$303,000

Three months ended March 31, 2023
Commission income	$-
Total commission income	$-

Net Investment Income

Three months ended March 31, 2024
Net investment income	$95,000
Total Management fee income	$95,000

Three months ended March 31, 2023
Net Investment Income	$117,000
Total Management fee income	$117,000

15. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2024 and December 31, 2023, was approximately $2,353,000 and $3,269,000, respectively. During the three month ended March 31, 2024 and 2023, the Company recorded unrealized loss of approximately $ 916,000 and $1,156,000, respectively.

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three months ended March 31, 2024 and 2023, approximated $1,000 and $4,000, respectively

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of March 31, 2024 and December 31, 2023, $512,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of March 31, 2024, $1,143,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On August 29, 2022, DSS Financial Management Inc and Borrower 8, a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at March 31, 2024 approximated $101,000, of which approximately $76,000 has been reserved for with the net balance is included Current portions of notes receivable. At December 31, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable at December 31, 2023. DSS owns 24.9% of the outstanding common shares of Borrower 8.

On May 8, 2023, DSS Financial Management Inc and Borrower 8 entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at March 31, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at March 31, 2024 approximated $110,000, of which approximately $82,000 has been reserved for with the net balance included in December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of Borrower 8.

On July 26, 2022, APB and Borrower 10 entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on March 31, 2024 approximates $940,000, net of $10,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $475,000 of Note 10 was reserved for as of March 31, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of Borrower 10.

16. Subsequent Events

The Company has evaluated all subsequent events and transactions through May 14, 2024, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than what was identified below:

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

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”), currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Direct, (4) Commercial Lending, (5) Securities and Investment Management, (6) Alternative Trading (7) Digital Transformation (discontinued in 2023), (8) Secure Living (discontinued in 2023), and (9) Alternative Energy (discontinued in 2023). Each of these business lines are in different stages of development, growth, and income generation.

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

The five reporting segments are as follows:

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

Commercial Lending: (“Commercial Lending”) through its operating company, American Pacific Bancorp, Inc. (“APB”) is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

Biotechnology: (“Biotech”) Impact BioMedical, Inc. targets unmet, urgent medical needs and expands the borders of medical and pharmaceutical science. Impact drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare. By leveraging technology and new science with strategic partnerships, Impact BioMedical provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other technologies include a breakthrough alternative sugar aimed to combat diabetes and functional fragrance formulations aimed at the industrial and medical industry.

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

Securities and Investment Management: (“Securities”) Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, broker dealers, and mutual funds management. This business sector has already established the following business lines and associated products and services:

●	REIT Management Fund: In March 2020, DSS Securities formed AMRE (“American Medical REIT”) and its management company AAMI (“AMRE Asset Management, Inc.) Through AAMI/AMRE, a medical real estate investment trust, fulfills community needs for quality healthcare facilities while enabling care providers to allocate their capital to growth and investment in their contemporary clinical and critical care businesses.

●	Sentinel Brokers Company, Inc.: Sentinel primarily operates as a financial intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and accelerates the trajectory of the DSS digital securities business.

●	DSS AmericaFirst: DSS AmericaFirst is a suite of mutual funds managed by DSS Wealth Management. DSS AmericaFirst expects to expand into numerous investment platforms including additional mutual funds, exchange-traded funds, unit investment trusts, and closed-end funds. DSS AmericaFirst currently consists of four mutual funds that seek to outperform their respective benchmark indices by applying a quantitative rules-based approach to security selection.

Direct Marketing: (“Direct”) Through its holding company, Decentralized Sharing Systems, Inc. and its subsidiaries and partners, provide an array of products and services which include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe, through licensing agreements.

Results of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Three months ended March 31, 2024	Three months ended March 31, 2023	% Change

Printed products	$3,073,000	$6,130,000	-50%
Rental income	400,000	1,685,000	-76%
Net investment income	95,000	117,000	-19%
Commission revenue	303,000	-	N/A
Direct marketing	-	3,994,000	-100%

Total Revenue	$3,871,000	$11,926,000	-68%

For the three months ended March 31, 2024, total revenue decreased 68% as compared to the three months ended March 31, 2023. Revenues from the sale of Printed products decreased 50% during three months ended March 31, 2024, as compared to the same period in 2023 due primarily to orders expected to ship during the 4th quarter 2022 being pushed to the 1st quarter 2023. The decreases in Rental income of 76% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is driven by the tenants at AMRE LifeCare being unable to make rental payments in 2024. The decreases in Net investment income approximating 19% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. The Company’s Direct Marketing revenues decreased three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is due to the Deconsolidation of SHRG as described in Note 1.

	Three months ended March 31, 2024	Three months ended March 31, 2023	% Change

Cost of revenue
Printed products	$2,767,000	$4,660,000	-41%
Securities	1,744,000	2,537,000	-31%
Biotechnology	10,000	-	N/A
Commercial lending	469,000	-	N/A
Direct marketing	-	1,290,000	-100%
Other	-	46,000	-100%
Sales, general and administrative compensation	1,229,000	5,140,000	-76%
Professional fees	991,000	561,000	77%
Sales and marketing	493,000	1,810,000	-73%
Rent and utilities	136,000	236,000	-42%
Research and development	50,000	179,000	-72%
Other operating expenses	662,000	1,047,000	-37%

Total costs and expenses	$8,551,000	$17,506,000	-51%

Costs of revenue include all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our Securities operating segments is comprised mainly of our REIT line of business and includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization, and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 42% for three months ended March 31, 2024 as compared to 2023 is primarily related to the Deconsolidation of SHRG as described in Note 1. Also, cost of revenue decreased at Premier for the same time period due to the decrease in product shipped.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 76% for three months ended March 31, 2024 as compared to 2023 is primarily related to the Deconsolidation of SHRG as described in Note 1.

Professional fees increased 77% for three months ended March 31, 2024 as compared to 2023 due primarily to primarily due to increases in accounting fees for tax return preparation as well as audit fees associated with the required SEC reporting for ImpactBio offset by settlement of disputed legal fees of approximately $743,000 during the first quarter of 2023.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing decreased 73% three months ended March 31, 2024 as compared to 2023 due primarily to the Deconsolidation of SHRG as described in Note 1.

Rent and utilities decreased 42% primarily due to end of the lease in Tennessee for AMRE office space and California for the Company’s DSS Wealth Management subsidiary as well as the deconsolidation of SHRG. primarily due to end of the lease in Tennessee for AMRE office space and California for the Company’s DSS Wealth Management subsidiary as well as the deconsolidation of SHRG.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. These costs decreased 72% the three months ended March 31, 2024 as compared to March 31, 2023, due primarily to the cessation of the Company’s research and development contract with GRDG at the end of 2023.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the three months ended March 31, 2024 as compared to March 31, 2023, the fluctuation is due primarily to the Deconsolidation of SHRG as described in Note 1.

Other Income (Expense)

	Three months ended March 31, 2024	Three months ended March 31, 2023	% Change

Interest Income	$107,000	$130,000	-18%
Dividend Income	-	4,000	-100%
Interest Expense	(48,000)	(249,000)	-81%
Other Income (expense)	21,000	(65,000)	-132%
Loss on investments	(189,000)	(2,869,000)	-93%
Loss on equity method investment	(1,000)	(4,000)	-75%
Provision for loan losses	(294,000)	-	N/A

Total other expense	$(404,000)	$(3,053,000)	87%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4.

Other income (expense) for the three months ended March 31, 2024 as compared to 2023 increased 132% due primarily to cost incurred in 2023 regarding the Company’s distribution agreement with BioMed Technologies.

Interest expenses decreased 81% during the three months ended March 31, 2024, as compared to the same period in 2023, due to decreasing debt balances.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the three months ended March 31, 2024 as compared to 2023

Net Loss

	Three months ended March 31, 2024	Three months ended March 31, 2023	% Change

Loss from operations	$(5,109,000)	$(8,633,000)	41%

For the three months ended March 31, 2024 the Company recorded net losses of $5,109,000 as compared to net losses of $8,633,000 for the same period in 2023. The decrease in net loss is driven by the Deconsolidation of SHRG as described in Note 1.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of March 31, 2024 the Company had cash of approximately $9.3 million. As of March 31, 2024, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing. The deconsolidation of SHRG and sale of HWH Holdings, Inc, two companies with historical losses, also is expected to improve future cash flows.

Cash Flow from Continuing Operating Activities

Net cash used from operating activities was $2,150,000 for the three months ended March 31, 2024 as compared to $14,199,000 for three months ended March 31, 2023. This fluctuation is driven by decreases in net loss approximating $3,524,000.

Cash Flow from Investing Activities

Net cash provided by investing activities was $5,097,000 for the three months ended March 31, 2024 as compared to net cash provided by investing activities of $11,537,000 for the three months ended March 31, 2023. This fluctuation is driven by the sale of marketable securities approximating $11,330,000 during 2023 versus $1,160,000 during 2024. This is offset by receipts on Notes receivable of $3,971,000 in 2024 versus $764,000 in 2023.

Cash Flow from Financing Activities

Net cash used from financing activities was $310,000 for the three months ended March 31, 2024 as compared to net cash used from financing activities of $2,896,000 for the three months ended March 31, 2023. This variance is driven by payments toward long term debt of $1,399,000 in 2024 versus $4,002,000 in 2023.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2024, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 which remained as of March 31, 2024, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2024, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 11 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2023.

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

DSS, INC.

May 14, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

May 14, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

