Form 10-Q
period 2024-06-30
DSS, INC.
filed 2024-08-13
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024 there were 7,066,772 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,719,000	$6,615,000
Accounts receivable, net	2,531,000	3,994,000
Inventory	3,572,000	2,819,000
Assets held for sale	46,040,000	51,595,000
Current portion of notes receivable	3,907,000	8,772,000
Prepaid expenses and other current assets	929,000	839,000
Total current assets	67,698,000	74,634,000

Property, plant and equipment, net	6,054,000	6,417,000
Investment in real estate, net	6,226,000	6,279,000
Other investments	1,282,000	1,282,000
Investment, equity method	135,000	128,000
Marketable securities	9,558,000	9,979,000
Notes receivable	117,000	111,000
Other assets	139,000	97,000
Right-of-use assets	6,841,000	7,210,000
Goodwill	26,862,000	26,862,000
Other intangible assets, net	19,536,000	20,193,000
Total assets	$144,448,000	$153,192,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,430,000	$3,654,000
Accrued expenses and deferred revenue	1,989,000	2,512,000
Other current liabilities	2,456,000	983,000
Current portion of lease liability	661,000	686,000
Current portion of long-term debt, net	49,130,000	47,776,000
Total current liabilities	57,666,000	55,611,000

Long-term debt, net	7,029,000	7,451,000
Long term lease liability	6,603,000	6,917,000

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2023); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2023).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 7,066,772 shares issued and outstanding (7,066,772 on December 31, 2023)	140,000	140,000
Additional paid-in capital	319,963,000	319,963,000
Accumulated deficit	(264,930,000)	(256,176,000)
Total stockholders’ equity	55,173,000	63,927,000
Non-controlling interest in subsidiaries	17,977,000	19,286,000
Total stockholders’ equity	73,150,000	83,213,000

Total liabilities and stockholders’ equity	$144,448,000	$153,192,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Printed products	$3,528,000	$3,626,000	$6,601,000	$9,661,000
Rental income	438,000	1,543,000	838,000	3,228,000
Net investment income	41,000	197,000	136,000	314,000
Direct marketing	-	1,572,000	-	5,566,000
Commission revenue	204,000	295,000	507,000	295,000
Total revenue	4,211,000	7,233,000	8,082,000	19,064,000

Costs and expenses:
Cost of revenue	5,673,000	4,832,000	10,663,000	13,365,000
Selling, general and administrative	3,473,000	8,851,000	7,035,000	17,824,000
Total costs and expenses	9,146,000	13,683,000	17,698,000	31,189,000
Operating loss	(4,935,000)	(6,450,000)	(9,616,000)	(12,125,000)

Other income (expense):
Interest income	195,000	407,000	302,000	538,000
Dividend income	-	8,000	-	12,000
Other income (expense)	12,000	147,000	38,000	175,000
Interest expense	(142,000)	(138,000)	(190,000)	(388,000)
Foreign Currency Translation Adjustment	(9,000)	-	(14,000)	-
Gain/(loss) on equity method investment	8,000	(18,000)	7,000	(22,000)
Loss on investments	(383,000)	(27,922,000)	(572,000)	(30,790,000)
Provision for loan losses	(53,000)	(3,757,000)	(346,000)	(3,757,000)
Gain on sale of assets	165,000	-	165,000	-
Loss from continuing operations before income taxes	(5,142,000)	(37,723,000)	(10,226,000)	(46,357,000)

Income tax benefit	188,000	-	163,000	-
Net loss	$(4,954,000)	$(37,723,000)	$(10,063,000)	$(46,357,000)
Loss (gain) from continuing operations attributed to noncontrolling interest	271,000	(200,000)	1,309,000	398,000

Net loss attributable to common stockholders	$(4,683,000)	$(37,923,000)	$(8,754,000)	$(45,959,000)

Loss per common share:
Basic	$(0.66)	$(5.41)	$(1.24)	$(6.59)
Diluted	$(0.66)	$(5.41)	$(1.24)	$(6.59)
Shares used in computing loss per common share:
Basic	7,066,772	7,007,046	7,066,772	6,978,952
Diluted	7,066,772	7,007,046	7,066,772	6,978,952

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(10,063,000)	$(46,357,000)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	1,136,000	2,647,000
Stock based compensation	-	268,000
Loss (income) on equity method investment	(7,000)	22,000
Gain on investments	572,000	30,790,000
Change in ROU assets	369,000	774,000
Gain on sale of assets	(165,000)	-
Provision for loan losses	815,000	3,757,000
Decrease (increase) in assets:
Accounts receivable	1,679,000	2,531,000
Inventory	(753,000)	4,707,000
Prepaid expenses and other current assets	504,000	592,000
Other assets	(42,000)	3,123,000
Increase (decrease) in liabilities:
Accounts payable	(224,000)	(3,846,000)
Accrued expenses	(529,000)	(15,958,000)
ROU liabilities	(339,000)	(1,052,000)
Other liabilities	1,473,000	(81,000)
Net cash used by operating activities - continuing operations	(5,574,000)	(18,083,000)
Net cash used by operating activities - held for sale	-	(1,632,000)
Net cash used by operating activities	(5,574,000)	(19,715,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,000)	(496,000)
Purchase of investment	(379,000)	-
Disposal of property, plant and equipment	5,140,000	215,000
Sale of marketable securities	-	11,330,000
Payments received on notes receivable	4,044,000	2,327,000
Net cash provided by investing activities	8,776,000	13,376,000

Cash flows from financing activities:
Payments of long-term debt	(1,269,000)	(5,519,000)
Borrowings of long-term debt	2,171,000	2,601,000
Net cash provided (used) by financing activities	902,000	(2,918,000)

Net increase (decrease) in cash - continuing operations	4,104,000	(7,625,000)
Net increase (decrease) in cash - held for sale	-	(1,632,000)
Cash and cash equivalents at beginning of period	6,615,000	19,290,000

Cash and cash equivalents at end of period	$10,719,000	$10,033,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated	Total DSS	Non- controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity	Interest in Subsidiary	Total

Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000
							-
Stock based payments	62,350	1,000	-	-	267,000	-	268,000	-	268,000
Deconsolidation of Sharing Services	-	-	-	-	-	18,773,000	18,773,000	5,064,000	23,837,000
Net loss	-	-	-	-	-	(45,959,000)	(45,959,000)	(398,000)	(46,357,000)
Balance, June 30, 2023	7,013,208	$140,000	-	$-	$320,033,000	$(221,529,000)	$98,644,000	$35,785,000	$134,429,000

Balance, December 31, 2023	7,066,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,286,000	$83,213,000

Net loss	-	-	-	-	-	(8,754,000)	(8,754,000)	(1,309,000)	(10,063,000)
Balance, June 30, 2024	7,066,772	$140,000	-	$-	$319,963,000	$(264,930,000)	$55,173,000	$17,977,000	$73,150,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of June 30, 2024 and December 31, 2023, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2023 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

At June 30, 2024, and December 31, 2023, the Company established a reserve for credit losses of approximately $2,500,000 and $2,494,000, respectively. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of June 30, 2024, one customers accounted for approximately 24% of our consolidated revenue and one customers accounted for approximately 39% of our trade accounts receivable balance.

As of June 30, 2023, two customers accounted for approximately 19% and 5% of our consolidated revenue and these two customers accounted for approximately 55% and 14% of our consolidated trade accounts receivable balance.

As of December 31, 2023, two customers accounted for approximately 20% and 11% of our consolidated revenue and 39% and 30% of our trade accounts receivable balance.

For the six months ended of June 30, 2024 one vendor accounted for approximately 12% of our cost of revenue and for the six months ended June 30, 2023, another vendor accounted for approximately 14% of our cost of revenue.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $30,000 and $18,000 associated with the inventory at our Premier subsidiary for June 30, 2024, and December 31, 2023, respectively. Write-downs and write-offs are charged to cost of revenue.

Investments in real estate, net – Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. During 2023, the land and buildings related to AMRE LifeCare and AMRE Winter Haven were reclassified to Assets held for sale.

Assets held for sale – The Company has several buildings and the associated land they occupy for sale as of June 30, 2024 and December 31, 2023. These consist of primarily of retail space in Lindon, Utah approximating $5,593,000 (sale of this building was finalized during Q2 2024) and the medical facilities associated with AMRE LifeCare of approximately $41,570,000 and AMRE Winter Haven of approximately $4,396,000, and $65,000 of other assets.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. At December 31, 2023, The Company impaired approximately $7,418,000 associated with intangible assets for AMRE Lifecare and AMRE Winter Haven. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the six months ended June 30, 2024.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2023, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company, and Impact BioMedical of $1,769,000 and $25,093,000, respectively. The goodwill for APB, and Sentinel Co. of approximately $29,744,000, and $1,234,000 respectively, were deemed impaired and written off at December 31, 2023. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the six months ended June 30, 2024.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three months ended June 30, 2023, potential dilutive instruments included options of 3,333. For the three months ended June 30, 2024, potential dilutive instruments was 0.

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $10.7 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $10.7 million in cash as of June 30, 2024, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $9.6 million of Marketable Securities. The Company has also taken steps to sell its real estate holdings assets of AMRE LifeCare and Winter Haven located in Texas, Pennsylvania, and Florida. These properties approximate $46.0 million in assets and are identified on the accompanying balance sheet as Held for sale. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Although there are no assurances, we believe the above would allow us to fund our nine business lines current and planned operations for the twelve months from the filing date of this Annual Report. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Recently Issued Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

As of June 30, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2024 or June 30, 2023.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 14 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following as of:

	June	December
	2024	2023
Finished Goods	$2,592,000	$2,218,000
Work in Process	173,000	180,000
Raw Materials	837,000	439,000
	$3,602,000	$2,837,000
Less allowance for obsolescence	(30,000)	(18,000)
	$3,572,000	$2,819,000

4. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Borrower 1, a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Borrower 1. Note 1, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Borrower 1 with the maximum principal amount equal to 18% of the total equity position of Borrower 1 at conversion. The outstanding principal and interest as of June 30, 2024 and December 31, 2023, approximated $5,544,000 which is included in current notes receivable on the accompanying consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the Company has a reserve of $2,772,000 and $2,772,000, respectively, against the principal and interest outstanding.

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

Note 4

On December 28, 2021, APB entered into a promissory note (“Note 4”) with Borrower 4, a company registered in the state of California. Note 4 has a principal balance of $700,000. Note 4, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. On November 27, 2023, the parties to Note 4 agreed to modify the payment terms of the note to be monthly payments of $50,000 until the outstanding principal and interest are paid in full. The outstanding principal and interest of $58,000 and $253,000 is included in the Current portion of notes receivable on the consolidated balance sheet at June 30, 2024 and December 31, 2023, respectively.

Note 5

On January 24, 2022, APB and Borrower 5 entered into a promissory note (“Note 5”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at June 30, 2024 and December 31, 2023 approximates $111,000 and $103,000, respectively, and is included in Current portion of notes receivable on the accompanying consolidate balance sheet. The terms of this note are currently being renegotiated.

Note 6

On March 2, 2022, APB and Borrower 6, a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 6”). Under the terms of Note 6, APB at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024, with interest payable quarterly. The outstanding principal and interest at June 30, 2024 and December 31, 2023 is $470,000 and $446,000, respectively. This note has been extended to March 2025.

Note 7

On May 9, 2022, DSS PureAir and Borrower 1 entered into a promissory note (“Note 7”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default and terms are currently being re-negotiated. The outstanding principal and interest at June 30, 2024 and December 31, 2023 approximates $224,000 of which $112,000 has been reserved for and is included in Current portions of notes receivable on the accompanying consolidate balance sheet.

Note 8, related party

On August 29, 2022, DSS Financial Management Inc and Borrower 8, a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at June 30, 2024 approximated $101,000, and was fully reserved for as of June 30, 2024. At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of Borrower 8.

Note 9, related party

On May 8, 2023, DSS Financial Management Inc and Borrower 8 entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at June 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at June 30, 2024 approximated $110,000, and was fully reserved for as of June 30, 2024. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of Borrower 8.

Note 10, related party

On July 26, 2022, APB and Borrower 10 entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on June 30, 2024 approximates $959,000, and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $480,000 of Note 10 was reserved for as of March 31, 2024. For the three months ended June 30, 2024, no additional reserve was deemed necessary. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of Borrower 10.

Note 11

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida.

The outstanding principal and interest as of June 30, 2024 and December 31, 2023, was approximately $202,000 and $203,000, respectively, of which $135,000 is classified in Current notes receivable and the remaining $67,000 is classified as Notes receivable on the accompanying consolidated balance sheets.

Note 12

On June 27, 2023, DSS and Borrower 12 entered into a convertible promissory note (“Note 12”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of December 31, 2023.

Note 13

On March 31,2023, DSS Biohealth Security, Inc and Borrower 13 entered into a promissory note (“Note 13”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum (8.5% at June 30, 2024 and December 31, 2023) with the total outstanding principal and interest due at the maturity date of March 31, 2025. The outstanding principal and interest at December 31, 2023 approximates $133,000. Of the total financed, approximately $99,000 of principal and accrued interest is classified as Current portion of notes receivable and the remaining balance of approximately $34,000 is recorded as Notes receivable on the accompanying consolidated balance sheet at December 31, 2023. As of June 30, 2024, the outstanding balance sheet approximating $135,000 was fully reserved for.

5. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of:

	June 30, 2024
	cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$10,649,000	$-	$10,649,000	$10,649,000	$-
Level 1
Money Market Funds	70,000		70,000	70,000	-
Marketable Securities	26,984,000	(17,426,000)	$9,558,000	-	9,558,000
Total	$37,703,000	$(17,426,000)	$20,277,000	$10,719,000	$9,558,000

	December 31, 2023
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,545,000	$-	$6,545,000	$6,545,000	$-
Level 1
Money Market Funds	$70,000	-	$70,000	70,000	-
Marketable Securities	$27,304,000	(17,325,000)	$9,979,000	-	9,979,000
Total	$33,919,000	$(17,325,000)	$16,594,000	$6,615,000	$9,979,000

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

As of June 30, 2024 and December 31, 2023, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the six months ended June 30, 2024 and 2023, the Company recorded a Loan loss reserve of approximately $346,000 and $3,757,000, respectively.

General Loan Portfolio Reserve - Based upon a relatively young loan portfolio that are relatively new loans, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $182,000 and $194,000 of the loan portfolio loan balance as of June 30, 2024 and December 31, 2023, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of June 30, 2024 and December 31, 2023.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness with Borrower 3, which has a current principal and interest balance of $884,000 and have recorded a loan loss reserve for the full balance due the Company as of December 31, 2023 and June 30, 2024. The Company had also previously identified credit weakness in Borrower 1 and has placed a reserve approximating $2,884,000 against the outstanding principal and interest as of December 31, 2023 and June 30, 2024. Previously, the Company identified credit weakness in Borrower 12 and has placed a reserve approximating $1,045,000 against the outstanding principal and interest as of December 31, 2023 and June 30, 2024. During the first quarter of 2024, the Company identified credit weakness in Borrower 10 and 13 and has placed a reserve approximating $479,000 and $135,000, respectively, against the outstanding principal and interest as of March 31, 2024. Also during the first quarter of 2024, the Company identified credit weakness in Borrower 8, a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024. No additional reserves were deemed necessary during the three months ended June 30, 2024.

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

On June 13, 2024, the Company sold its retail space in Lindon, Utah for the sales price, net of expenses, of approximately $5,758,000. The associated asset was previously classified as Held for sale in the amount of $5,593,000, resulting in a gain on the sale of approximately $165,000.

8. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2024 and December 31, 2023, was approximately $2,912,000 and $3,269,000, respectively. During the six month ended June 30, 2024 and 2023, the Company recorded unrealized loss of approximately $ 356,000 and $1,819,000, respectively.

West Park Capital, Inc.

On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and TBD where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2023 and as of June 30, 2024.

BMI Capital International LLC, related party

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net gain and loss in BMIC during the six months ended June 30, 2024 and 2023, approximated $7,000 and $22,000, respectively.

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

9. Short-Term and Long-Term Debt

DSS, Inc.

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase and use as collateral, a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of June 30, 2024, and December 31, 2023, the outstanding principal on the BOA Note was $2,687,000 and $2,932,000, respectively and had an interest rate of 4.63%. As of June 30, 2024, $508,000 was included in the Current portion of long-term debt, net, and the remaining balance of approximately $2,179,000 is recorded as Long-term debt. As of December 31, 2023, $491,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $2,442,000 recorded as long-term debt. Interest expense equaled $66,000 and $0 for the six months ended June 30, 2024 and 2023, respectively. The BOA Note contains certain covenants that are analyzed annually. As of June 30, 2024, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at June 30, 2024 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site, which serves as collateral for the Shelton Agreement. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of June 30, 2024 approximated $6,226,000. Of the total financed, approximately $211,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,305,000 recorded as long-term debt, net of $38,000 in deferred financing costs. Interest expense for the six months ended June 30, 2024 and 2023 approximated $98,000 and $85,000, respectively.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of June 30, 2024 and December 31, 2023, $461,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of June 30, 2024, $1,064,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the LifeCare Agreement. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of June 30, 2024 is approximately $41,570,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at June 30, 2024 was 9.6%. As of December 31, 2023, the outstanding principal and interested approximates $41,331,000 and is included in current portion of long-term debt, on the consolidated balance sheet. As of June 30, 2024, the outstanding principal and interested approximates $43,776,000 and is included in current portion of long-term debt, on the consolidated balance sheet. Interest expense for the six months ended June 30, 2024 and 2023 approximated $1,954,000 and $1,484,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 (later extended to July 7, 2024) to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the Pinnacle Loan. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. The net book value of the assets acquired as of June 30, 2024 is approximately $4,380,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. This AMRE note is currently due, and has an effective interest rate of 9.6%The outstanding principal and interest, net of debt issuance costs of $17,000, approximates $2,977,000 and is included in the current portion of long-term debt, net on the accompanying consolidated balance sheet at December 31, 2023. The outstanding principal and interest, approximates $2,992,000 and is included in current portion of long-term debt, net on the accompanying consolidated balance sheet at June 30, 2024. Interest expense equaled $148,000 and $113,000 for the six months ended June 30, 2024 and 2023, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of June 30, 2024, the outstanding principal and interest approximates $663,000 of which $118,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $545,000 recorded as long-term debt. As of December 31, 2023, the outstanding principal and interest approximates $719,000 of which $112,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $607,000 recorded as long-term debt. Interest expense equaled $25,000 and $0 for the six months ended June 30, 2024 and 2023, respectively.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to June 30, 2024, are as follows:

Year	Amount
2024	$49,130,000
2025	831,000
2026	902,000
2027	948,000
2028	996,000
Thereafter	3,352,000

10. Lease Liability

The Company has operating leases predominantly for operating facilities. As of June 30, 2024, the remaining lease terms on our operating leases range from less than one to twelve years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of June 30, 2024.

Future minimum lease payments as of June 30, 2024 are as follows:

Maturity of Lease Liability:

Totals
2024	$479,000
2025	860,000
2026	839,000
2027	808,000
2028	824,000
After	4,913,000
Total lease payments	8,723,000
Less: Imputed Interest	(1,459,000)
Present value of remaining lease payments	$7,264,000

Current	$661,000
Noncurrent	$6,603,000

Weighted-average remaining lease term (years)	10.0

Weighted-average discount rate	4.1%

Total cash paid for leases during the six months ended June 30, 2024 and 2023 approximated $498,000 and $513,000, respectively.

11. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of June 30, 2024 and December 31, 2023, $152,000 and $200,000, respectively, has been accrued for in relation to the Equivir License as development of the Equivir technology.

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

Stock-Based Compensation –

The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2024, there were none. During the six months ended June 30, 2023, the Company’s did not have stock compensation associated with these items, and 2,000 options were forfeited.

Impact BioMedical, Inc. Equity Transactions –

On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. On October 31, 2023, the Company effected a reverse stock split of 1 for 55. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. As of June 30, 2024 and December 31, 2023, there were 10,000,000 shares of our Common Stock and 60,496,041 shares of preferred stock issued and outstanding.

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

13. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six months ended June 30, 2024 and 2023:

	2024	2023

Cash paid for interest	$501,000	$1,402,000

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2024 and 2023 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,539,000	$44,000	$3,000	$1,000	$624,000	$-	$4,211,000
Cost of Revenue	3,598,000	(4,484,000)	-	10,000	2,066,000	4,483,000	5,673,000
Depreciation and amortization	190,000	-	34,000	288,000	39,000	4,000	555,000
Interest expense	45,000	-	-	-	1,199,000	-	1,244,000
Interest income	-	(1,000)	36,000	3,000	156,000	1,000	195,000
Net income (loss) from continuing operations	(894,000)	502,000	104,000	(669,000)	(2,566,000)	(1,431,000)	(4,954,000)
Capital expenditures	29,000	-	-	-	-	-	29,000
Identifiable assets	19,683,000	12,129,000	442,000	48,631,000	59,211,000	4,352,000	144,448,000
Assets held for sale	-	-	-	-	46,040,000	-	46,040,000

Three Months Ended June 30,2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,626,000	$197,000	$1,572,000	$-	$1,838,000	$-	$7,233,000
Cost of Revenue	2,421,000	-	516,000	2,000	1,820,000	73,000	4,832,000
Depreciation and amortization	193,000	-	43,000	289,000	782,000	7,000	1,314,000
Interest expense	47,000	-	-	-	91,000	-	138,000
Interest income	-	-	280,000	49,000	78,000		407,000
Net income (loss) from continuing operations	(205,000)	(1,213,000)	(28,074,000)	(3,934,000)	(4,413,000)	116,000	(37,723,000)
Capital expenditures	4,000	-	(4,000)	12,000	7,000	-	19,000
Identifiable assets	23,080,000	41,324,000	7,159,000	49,952,000	71,610,000	9,619,000	202,744,000
Assets held for sale	-	-	2,004,000	-	-	-	2,004,000

Six Months Ended June 30, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$6,620,000	$146,000	$3,000	$2,000	$1,311,000	$-	$8,082,000
Cost of Revenue	6,365,000	(4,015,000)	-	20,000	3,810,000	4,483,000	10,663,000
Depreciation and amortization	381,000	-	68,000	577,000	107,000	3,000	1,136,000
Interest expense	91,000	-	-	-	2,299,000	-	2,390,000
Interest income	-	-	72,000	9,000	219,000	2,000	302,000
Net income (loss) from continuing operations	(1,367,000)	(880,000)	34,000	(1,610,000)	(4,915,000)	(1,325,000)	(10,063,000)
Capital expenditures	29,000	-	-	-	-	-	29,000
Total Identifiable assets	19,683,000	12,129,000	442,000	48,631,000	59,211,000	4,352,000	144,448,000
Assets held for sale	-	-	-	-	46,040,000	-	46,040,000

Six Months Ended June 30,2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$9,661,000	$314,000	$5,566,000	$-	$3,523,000	$-	$19,064,000
Cost of revenue	7,081,000	-	1,806,000	63,000	4,340,000	75,000	13,365,000
Depreciation and amortization	381,000	-	89,000	586,000	1,526,000	65,000	2,647,000
Interest expense	86,000	-	-	-	302,000	-	388,000
Interest income	-	-	285,000	143,000	110,000	-	538,000
Net income (loss) from continuing operations	491,000	(1,777,000)	(31,260,000)	(4,782,000)	(6,441,000)	(2,588,000)	(46,357,000)
Capital expenditures	580,000	-	-	17,000	35,000	(19,000)	613,000
Identifiable assets	23,080,000	41,324,000	7,159,000	49,952,000	71,610,000	9,619,000	202,744,000
Assets held for sale	-	-	2,004,000	-	-	-	2,004,000

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended June 30, 2024
Packaging Printing and Fabrication	$3,441,000
Commercial and Security Printing	87,000
Total Printed Products	$3,528,000

Three months ended June 30, 2023
Packaging Printing and Fabrication	$3,571,000
Commercial and Security Printing	55,000
Total Printed Products	$3,626,000

Six months ended June 30, 2024
Packaging Printing and Fabrication	$6,323,000
Commercial and Security Printing	278,000
Total Printed Products	$6,601,000

Six months ended June 30, 2023
Packaging Printing and Fabrication	$9,341,000
Commercial and Security Printing	320,000
Total Printed Products	$9,661,000

Direct Marketing

Three months ended June 30, 2024
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

Three months ended June 30, 2023
Direct Marketing Internet Sales	$1,572,000
Total Direct Marketing	$1,572,000

Six months ended June 30, 2024
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

Six months ended June 30, 2023
Direct Marketing Internet Sales	$5,566,000
Total Direct Marketing	$5,566,000

Rental Income

Three months ended June 30, 2024
Rental income	$438,000
Total Rental Income	$438,000

Three months ended June 30, 2023
Rental income	$1,543,000
Total Rental Income	$1,543,000

Six months ended June 30, 2024
Rental income	$838,000
Total Rental Income	$838,000

Six months ended June 30, 2023
Rental income	$3,228,000
Total Rental Income	$3,228,000

Commission Income

Three months ended June 30, 2024
Commission income	$204,000
Total commission income	$204,000

Three months ended June 30, 2023
Commission income	$295,000
Total commission income	$295,000

Six months ended June 30, 2024
Commission income	$507,000
Total commission income	$507,000

Six months ended June 30, 2023
Commission income	$295,000
Total commission income	$295,000

Net Investment Income

Three months ended June 30, 2024
Net Investment Income	$41,000
Total Investment Income	$41,000

Three months ended June 30, 2023
Net Investment Income	$197,000
Total Rental Income	$197,000

Six months ended June 30, 2024
Net investment income	$136,000
Total Management fee income	$136,000

Six months ended June 30, 2023
Net Investment Income	$314,000
Total Management fee income	$314,000

15. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2024 and December 31, 2023, was approximately $2,912,000 and $3,269,000, respectively. During the six month ended June 30, 2024 and 2023, the Company recorded unrealized loss of approximately $ 356,000 and $1,819,000, respectively.

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net gain and loss in BMIC during the six months ended June 30, 2024 and 2023, approximated $7,000 and $22,000, respectively.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of June 30, 2024 and December 31, 2023, $461,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of June 30, 2024, $1,064,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On August 29, 2022, DSS Financial Management Inc and Borrower 8, a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at June 30, 2024 approximated $101,000, and was fully reserved for as of June 30, 2024.At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of Borrower 8.

On May 8, 2023, DSS Financial Management Inc and Borrower 8 entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at June 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at June 30, 2024 approximated $110,000, and was fully reserved for as of June 30, 2024. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of Borrower 8.

On July 26, 2022, APB and Borrower 10 entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8%. All unpaid principal and interest due on July 26, 2024. The outstanding principal and interest on June 30, 2024 approximates $959,000, and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $480,000 of Note 10 was reserved for as of March 31, 2024. For the three months ended June 30, 2024, no additional reserve was deemed necessary. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of Borrower 10.

16. Subsequent Events

The Company has evaluated all subsequent events and transactions through August 13, 2024, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

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

Results of operations for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Three months ended June 30, 2024	Three months ended June 30, 2023	% Change	Six months ended June 30, 2024	Six months ended June 30, 2023	% Change

Printed products	$3,528,000	$3,626,000	-3%	$6,601,000	$9,661,000	-32%
Rental income	438,000	1,543,000	-72%	838,000	3,228,000	-74%
Net investment income	41,000	197,000	-79%	136,000	314,000	-57%
Commission revenue	204,000	295,000	-31%	507,000	295,000	72%
Direct marketing	-	1,572,000	-100%	-	5,566,000	-100%

Total Revenue	$4,211,000	$7,233,000	-42%	$8,082,000	$19,064,000	-58%

For the three months ended June 30, 2024, total revenue decreased 42% as compared to the three months ended June 30, 2023. The decreases in Rental income of 72% is driven by the tenants at AMRE LifeCare being unable to make rental payments in 2024. The decreases in Net investment income approximating 79% is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. The Company’s Direct Marketing revenues decreased 100% is due to the Deconsolidation of SHRG as described in Note 1.

For the six months ended June 30, 2024, total revenue decreased 58% as compared to the six months ended June 30, 2023. Revenues from the sale of Printed products decreased 32% due primarily to orders expected to ship during the 4th quarter 2022 being pushed to the 1st quarter 2023. The decreases in Rental income of 74% is driven by the tenants at AMRE LifeCare being unable to make rental payments in 2024. The decreases in Net investment income approximating 57% is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. The Company’s Direct Marketing revenues decreased 100% is due to the Deconsolidation of SHRG as described in Note 1.

	Three months ended June 30, 2024	Three months ended June 30, 2023	% Change	Six months ended June 30, 2024	Six months ended June 30,2023	% Change

Cost of revenue
Printed products	$3,598,000	$2,421,000	49%	$6,365,000	$7,081,000	-10%
Securities	2,066,000	1,820,000	14%	3,810,000	4,340,000	-12%
Biotechnology	9,000	2,000	350%	19,000	63,000	-70%
Commercial lending	-	-	N/A	469,000	-	N/A
Direct marketing	-	516,000	-100%	-	1,806,000	-100%
Other	-	73,000	-100%	-	75,000	-100%
Sales, general and administrative compensation	1,214,000	1,219,000	0%	2,443,000	6,359,000	-62%
Professional fees	567,000	1,548,000	-63%	1,559,000	2,110,000	-26%
Sales and marketing	449,000	1,242,000	-64%	943,000	3,052,000	-69%
Rent and utilities	291,000	264,000	10%	427,000	500,000	-15%
Research and development	-	266,000	-100%	50,000	445,000	-89%
Other operating expenses	952,000	4,312,000	-78%	1,613,000	5,358,000	-70%

Total costs and expenses	$9,146,000	$13,683,000	-33%	$17,698,000	$31,189,000	-43%

Costs of revenue include all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our Securities operating segments is comprised mainly of our REIT line of business and includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization, and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 20% for six months ended June 30, 2024 as compared to 2023 is primarily related to the Deconsolidation of SHRG as described in Note 1. Also, cost of revenue decreased at Premier for the same time period due to the decrease in product shipped.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 62% for six months ended June 30, 2024 as compared to 2023 is primarily related to the Deconsolidation of SHRG as described in Note 1.

Professional fees decreased 26% for six months ended June 30, 2024 as compared to 2023 due primarily to primarily due to efforts taken to decrease these cost primarily at the Company’s Impact Bio subsidiary in anticipation of its IPO.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing decreased 69% during the six months ended June 30, 2024 as compared to 2023 due primarily to the Deconsolidation of SHRG as described in Note 1.

Rent and utilities decreased 15% during the six months ended June 30, 2024 as compared to 2023 primarily due to end of the lease in Tennessee for AMRE office space and California for the Company’s DSS Wealth Management subsidiary as well as the deconsolidation of SHRG.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. These costs decreased 89% the six months ended June 30, 2024 as compared to June 30, 2023, due primarily to the cessation of the Company’s research and development contract with GRDG at the end of 2023.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the six months ended June 30, 2024 as compared to June 30, 2023, the fluctuation is due primarily to the Deconsolidation of SHRG as described in Note 1.

Other Income (Expense)

	Three months ended June 30, 2024	Three months ended June 30, 2023	% Change	Six months ended June 30, 2024	Six months ended June 30,2023	% Change

Interest Income	$195,000	$407,000	-52%	$302,000	$538,000	-44%
Dividend Income	-	8,000	-100%	-	12,000	-100%
Interest Expense	(142,000)	(138,000)	3%	(190,000)	(388,000)	-51%
Other Income (expense)	12,000	147,000	-92%	38,000	175,000	-78%
Foreign Currency Translation Adjustment	(9,000)	-	N/A	(14,000)	-	N/A
Loss on investments	(383,000)	(27,922,000)	-99%	(572,000)	(30,790,000)	-98%
Gain/(loss) on equity method investment	8,000	(18,000)	-144%	7,000	(22,000)	-132%
Provision for loan losses	(53,000)	(3,757,000)	-99%	(346,000)	(3,757,000)	-91%
Loss on disposal of operations, net of taxes	165,000	-	N/A	165,000	-	N/A

Total other expense	$(207,000)	$(31,273,000)	99%	$(610,000)	$(34,232,000)	98%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4.

Other income for the six months ended June 30, 2024 as compared to 2023 decreased 78% due primarily to income incurred in 2023 regarding the Company’s distribution agreement with BioMed Technologies.

Interest expenses decreased 51% during the six months ended June 30, 2024, as compared to the same period in 2023, due to decreasing debt balances.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The decrease in loss on investment for the six months ended June 30, 2024 as compared to 2023 is driven by the deconsolidation of SHRG which resulted in a loss of approximately $29,196,000. See Note 1.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the six months ended June 30, 2024 as compared to 2023.

Net Loss

	Three months ended June 30, 2024	Three months ended June 30, 2023	% Change	Six months ended June 30, 2024	Six months ended June 30, 2023	% Change
Net loss	$(4,954,000)	$(37,723,000)	87%	$(10,063,000)	$(46,357,000)	78%

For the six months ended June 30, 2024 the Company recorded net losses of $46,357,000 as compared to net losses of $10,063,000 for the same period in 2023. The decrease in net loss is driven by the Deconsolidation of SHRG as described in Note 1.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of June 30, 2024 the Company had cash of approximately $10.7 million. As of June 30, 2024, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing. The deconsolidation of SHRG and sale of HWH Holdings, Inc, two companies with historical losses, also is expected to improve future cash flows.

Cash Flow from Continuing Operating Activities

Net cash used by operating activities was $5,574,000 for the six months ended June 30, 2024 as compared to $19,715,000 for six months ended June, 2023. This fluctuation is driven by decreases in net loss, after reconciling items, approximating $756,000. Also, the Company paid litigation losses during the 1st quarter of 2023 of approximately $8,750,000.

Cash Flow from Investing Activities

Net cash provided by investing activities was $8,776,000 for the six months ended June 30, 2024 as compared to net cash provided by investing activities of $13,376,000 for the six months ended June 30, 2023. This fluctuation is driven by the sale of marketable securities approximating $11,330,000 during 2023 versus purchases of $379,000 during 2024. This is offset by receipts on Notes receivable of $4,044,000 in 2024 versus $2,327,000 in 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities was $902,000 for the six months ended June 30, 2024 as compared to net cash used by financing activities of $2,918,000 for the six months ended June 30, 2023. This variance is driven by payments toward long term debt of $1,269,000 in 2024 versus $5,519,000 in 2023.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2024, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 which remained as of June 30, 2024, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2024, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DSS, INC.

August 13, 2024	By:	/s/ Frank D. Heuszel
Frank D. Heuszel
Chief Executive Officer
(Principal Executive Officer)

August 13, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer

