Form 10-K/A
period 2023-12-31
DSS, INC.
filed 2024-10-22
CIK 771999

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

The number of shares of the registrant’s common stock outstanding as of October 9, 2024, was 7,066,772.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

DSS, Inc. (the “Company”) is filing this Form 10-K/A (the “Form 10-K/A” or this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the year ended December 31, 2023 and 2022 (the “Affected Periods”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On May 4, 2023, the Company distributed approximately 280 million shares of Sharing Service Global Corporation (“SHRG”), beneficially held by the Company, in the form of a dividend to the shareholders of the Company’s common stock. Upon completion of this distribution, the Company retained an ownership interest in SHRG of approximately 7%. Effective May 1, 2023, SHRG was deconsolidated from the consolidated financial statements (the “Deconsolidation”). The consolidated statement of operations does not include SHRG activity after April 30, 2023, and the assets and liabilities of SHRG are no longer included within the Company’s consolidated balance sheet. In the June 30, 2023 10-Q, the Company recorded an approximate $29.9 million loss on deconsolidation. The Company also recorded an decrease in accumulated deficit of $18.7 million to reflect the reversal of balances as of deconsolidation. In preparation of the Form S-3 as well as the September 30, 2024 10-Q filing, this transaction was revisited and it was determined that loss was unintentionally overstated by approximately $23.5 million driven primarily by the increases in accumulated deficit that should have been recorded as an offset to the initial income statement loss. In addition, the Company has determined that Deconsolidation also requires the recognition of discontinued operations. Management and the Audit Committee of the Company has concluded that restatement of its December 31, 2023 financial statements, filed on March 27, 2024, which would include the reclassification of discontinued operations for the year ended December 31, 2023 and 2022, is required.

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

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A – Controls and Procedures

In addition, the Company’s Interim Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A.

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

Available information

Our website address is www.dssworld.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website our press releases, Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K/A. We have had previously identified weaknesses in our internal control over financial reporting following management’s annual assessment of internal controls over financial reporting and, as a result of that assessment, management had concluded our controls associated may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31,

Revenue

	Year ended December 31, 2023 (as restated)	Year ended December 31, 2022 (as restated)	% Change
Revenue
Printed products	$18,497,000	$17,973,000	3%
Rental income	3,647,000	6,287,000	-42%
Management fee income	-	134,000	-100%
Net investment income	385,000	630,000	-39%
Commission Revenue	1,641,000	294,000	458%
Direct marketing	1,763,000	3,065,000	-42%
Total Revenue	$25,933,000	$28,383,000	-9%

Revenue - For the year ended December 31, 2023, revenue decreased 9% to approximately $25.9 million as compared to revenues of approximately $28.4 million for the year ended December 31, 2022. Printed products sales, which include sales of packaging and printing products, increased 3% in 2023 as compared to 2022. The increases in sales were due primarily to the addition of several new customers during 2023 as well as key customers returned to pre-Covid 19 pandemic numbers. Net investment income of $385,000 as of December 31, 2023 decreased 39% from $630,000 as of December 31, 2022 due to a number of notes receivable deemed uncollectible and impaired during 2023. Rental income decreased 42% due a tenant at our AMRE LifeCare subsidiary not making rent payments. The Company’s Direct Marketing revenues decreased 42% in 2023 as compared to 2022 primarily to due to decreased sales in our HWH products worldwide. Commission revenue, associated with Sentinel Brokers Company subsidiary, increase 458% due to consolidating a full year of result in 2023 versus 1 month in 2022.

Costs and Expenses

	Year ended December 31, 2023 (as restated)	Year ended December 31, 2022 (as restated)	% Change
Cost of revenue - printed products	$15,282,000	$16,960,000	-10%
Cost of revenue - securities	8,003,000	11,784,000	-32%
Cost of revenue – biotechnology	77,000	-	N/A
Cost of revenue – commercial lending	1,139,000	1,041,000	9%
Cost of revenue – direct marketing	818,000	2,573,000	-68%
Cost of revenue – other	71,000	634,000	-89%
Sales, general and administrative compensation	5,662,000	6,592,000	-14%
Professional fees	3,708,000	9,186,000	-60%
Stock based compensation	-	4,000	-100%
Sales and marketing	2,356,000	3,309,000	-29%
Rent and utilities	790,000	975,000	-19%
Research and development	1,147,000	1,256,000	-9%
Other operating expenses	6,680,000	4,047,000	65%
Total costs and expenses	$45,733,000	$58,361,000	-22%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 23% in 2023 as compared to 2022, primarily due to a decrease in cost of revenue within our printed products division, in particular paper costs as well as cost associated with our REIT line of business, and the sale of our Asian direct marketing business line.

Sales, general and administrative compensation costs, decreased 14% in 2023 as compared to 2022, primarily due to the reduction of head count within our Direct Marketing business segment.

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

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 29% during 2023 as compared to 2022, primarily due to decreased direct marketing distributor commissions within our direct marketing line of business as well as the sale of our HWH World Holdings subsidiary in June 2023.

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

Other Income and Expense

	Year ended December 31, 2023 (as restated)	Year ended December 31, 2022 (as restated)	% Change
Interest income	$1,283,000	$629,000	104%
Interest expense	(553,000)	(126,000)	339%
Dividend Income	16,000	159,000	-90%
Other income	532,000	1,518,000	-65%
Loss on investments	(4,967,000)	(1,196,000)	315%
Impairment of assets upon deconsolidation	(6,220,000)	-	N/A
Loss from equity method investment	(34,000)	129,000	-126%
Impairment of fixed assets	-	-	N/A
Impairment of real estate investments	(8,230,000)	-	N/A
Impairment of investment	-	(5,637,000)	-100%
Litigation loss	-	(8,750,000)	-100%
Impairment of goodwill	(30,978,000)	-	N/A
Provision for loan losses	(3,794,000)	-	N/A
Gain on extinguishment of debt	-	110,000	-100%
Loss on sale of assets	(1,300,000)	405,000	-421%
Total other expense	$(54,239,000)	$(12,759,000)	-325%

Interest income is recognized on the Company’s money markets, and notes receivable identified in Note 5.

Interest expense increased 339% year-over-year primarily due to the increase in debt at Premier Packaging during 2023 as well an increase in interest rate associated with the debt at LVAM.

Dividend income for the years ended December 31, 2023 and 2022 represent dividends received on certain marketable securities owned by the Company.

Other income decreased 65% during the year 2023 as compared to 2022 and is driven by normal business operations.

Loss on investments consists of net realized and unrealized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment.

Impairment of assets upon deconsolidation is driven by the Company’s distribution of approximately 280 million shares of SHRG in May 2023 which resulted in a decrease in its ownership percentage of SHRG’s common stock from approximately 81% to 7%.

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

Litigation loss represents the Company’s cost to settle its litigation with Maiden Biosciences litigation, which was settled, and the Court’s December 20, 2022 judgment was vacated, and the case was dismissed with prejudice (see Note 18).

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

Provision for loan losses during the year ended December 31, 2023, the Company reviewed the entire loan portfolio and determined specific loans required an allowance for credit losses. See Note 6.

Gain on extinguishment of debt During the three months ended June 30, 2022, AAMI $110,000 SBA Paycheck Protection Program was forgiven in full.

Loss on sale of assets is driven by the Company’s loss on the sale of equity of HWH Holdings Inc and loss on sale of assets of HWH World as identified in Note 8.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 9 for further discussion on investments.

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

Discontinued Operations

On May 4, 2023, the Company distributed approximately 280 million shares of Sharing Service Global Corporation (“SHRG”), beneficially held by the Company, in the form of a dividend to the shareholders of the Company’s common stock. Upon completion of this distribution, the Company retained an ownership interest in SHRG of approximately 7%. Effective May 1, 2023, SHRG was deconsolidated from the consolidated financial statements (the “Deconsolidation”). The consolidated statement of operations does not include SHRG activity after April 30, 2023 and the assets and liabilities of SHRG are no longer included within the Company’s consolidated balance sheet. The deconsolidation of SHRG is a strategic shift, as a significant portion of the Direct Marketing line of business was eliminated. While the Decentralized Sharing Systems part of the business will continue to provide these services, SHRG was a significant portion of this segment as it made up approximately 47% and 20%, respectively, of the total DSS revenue in 2022 and 2023. Accordingly, the Company has applied discontinued operations treatment for this deconsolidation as required by Accounting Standards Codification 205—Discontinued Operations. The major classes of assets and liabilities of SHRG are classified as Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations as Loss from Discontinued Operations. See Note 19.

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

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the years ended December 31, 2023 and 2022 have been restated to correct certain misstatements.

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

Investments in real estate

As described in Note 10 to the consolidated financial statements, the Company owns real estate properties through their subsidiaries with a net book value of approximately $6,279,000, with an additional $51,595,000 classified as held for sale. We identified the value of the real estate to be a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the real estate properties included the following, among others:

a)	We obtained management’s rollforward of investments in real estate from December 31, 2022, to December 31, 2023 and tested any material additions by vouching to invoices and contracts.
b)	We obtained third party valuations that assess the fair value of the properties from management.
c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist.
d)	We engaged a valuation firm to review the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm. We also assessed the qualifications and competence of the valuation firm.
e)	We compared the net book value of the real estate properties to the fair values of the properties per the third-party valuations to determine that the carrying value is less than fair value and impairment was addressed properly. During the year ended December 31, 2023, Management reclassified the land and building related to AMRE LifeCare and AMRE Winter Haven to assets held for sale.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for these real estate properties included in Notes 3 and 10.

Evaluation of Intangible Assets and Goodwill for Impairment

As described in Notes 3 and 11 to the consolidated financial statements, the Company holds Intangible Assets and Goodwill through its subsidiaries with a net book value of approximately $20,193,000 and $26,862,000, respectively. We identified the value of Intangible Assets and Goodwill to be a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the Intangible Assets and Goodwill included the following, among others:

a)	We obtained management’s rollforward of Intangible Assets and Goodwill in from December 31, 2022, to December 31, 2023 and tested any material additions and disposals by vouching to agreements.
b)	We obtained management’s qualitative and quantitative assessments and third-party valuations that assess the fair value of the Intangible Assets and Goodwill.
c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialists.
d)	We reviewed the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm.
e)	We audited the critical inputs used in the valuation calculations and utilized the services of an independent auditor engaged specialist to ensure the methodologies and assumptions utilized by the Company’s independent specialists were reasonable and in accordance with industry standards.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for Intangible Assets and Goodwill included in Notes 3 and 11.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York
March 27, 2024, except for Notes 2, 3, 4, 7, 10, 11, 12, 19, and 21, as to which date is October 22, 2024

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2023 (as restated)	2022 (as restated)

ASSETS
Current assets:
Cash and cash equivalents	$6,615,000	$16,178,000
Accounts receivable, net	3,994,000	5,773,000
Inventory	2,819,000	4,993,000
Assets held for sale	51,595,000	-
Current assets - discontinued operations	-	8,474,000
Current portion of notes receivable	8,772,000	11,502,000
Prepaid expenses and other current assets	839,000	1,073,000
Total current assets	74,634,000	47,993,000

Property, plant and equipment, net	6,417,000	6,761,000
Investment in real estate, net	6,279,000	55,029,000
Other investments	1,282,000	1,355,000
Investment, equity method	128,000	162,000
Marketable securities	9,979,000	23,056,000
Notes receivable	111,000	922,000
Non-current assets - discontinued operations	-	13,284,000
Other assets	97,000	1,515,000
Right-of-use assets	7,210,000	7,760,000
Goodwill	26,862,000	60,919,000
Other intangible assets, net	20,193,000	30,159,000
Total assets	$153,192,000	$248,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,654,000	$5,479,000
Accrued expenses and deferred revenue	2,511,000	12,530,000
Other current liabilities	983,000	477,000
Current Liabilities - discontinued operations	-	7,323,000
Current portion of lease liability	686,000	718,000
Current portion of long-term debt, net	47,776,000	47,161,000
Total current liabilities	55,610,000	73,688,000

Long-term debt, net	7,451,000	10,181,000
Long term lease liability	6,917,000	7,406,000
Non-current liabilities - discontinued operations	-	414,000
Other long-term liabilities	-	507,000
Deferred tax liability, net	-	38,000

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2022); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2022).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 7,066,772 shares issued and outstanding (6,950,858 on December 31, 2022)	140,000	139,000
Additional paid-in capital	319,963,000	319,766,000
Accumulated deficit	(256,176,000)	(194,343,000)
Total DSS stockholders’ equity	63,927,000	125,562,000
Non-controlling interest in subsidiaries	19,287,000	31,119,000
Total stockholders’ equity	83,214,000	156,681,000

Total liabilities and stockholders’ equity	$153,192,000	$248,915,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

	2023 (as restated)	2022 (as restated)

Revenue:
Printed products	$18,497,000	$17,973,000
Rental income	3,647,000	6,287,000
Management fee income	-	134,000
Net investment income	385,000	630,000
Direct marketing	1,763,000	3,065,000
Commission revenue	1,641,000	294,000
Total revenue	25,933,000	28,383,000

Costs and expenses:
Cost of revenue	25,390,000	32,992,000
Selling, general and administrative (including stock based compensation)	20,343,000	25,369,000
Total costs and expenses	45,733,000	58,361,000
Operating loss	(19,800,000)	(29,978,000)

Other income (expense):
Interest income	1,289,000	629,000
Dividend income	16,000	159,000
Other income (expense)	532,000	1,518,000
Interest expense	(553,000)	(126,000)
Litigation loss	-	(8,750,000)
Gain on extinguishment of debt	-	110,000
(Loss)/gain on equity method investment	(34,000)	129,000
Loss on investments	(4,967,000)	(1,196,000)
Impairment of investment	-	(5,637,000)
Impairment of intangible assets	(7,418,000)	-
Impairment of real estate assets	(812,000)	-
Impairment of fixed assets	-	-
Impairment of assets upon deconsolidation	(6,220,000)	-
Provision for loan losses	(3,794,000)	-
Impairment of goodwill	(30,978,000)	-
(Loss)/gain on sale	(1,300,000)	405,000
Loss from continuing operations before income taxes	(74,039,000)	(42,737,000)

Income tax loss	(4,000)	(172,000)
Loss from continuing operations	(74,043,000)	(42,909,000)
Loss from discontinued operations, net of tax	(3,481,000)	(26,752,000)
Net loss	$(77,524,000)	$(69,661,000)

Loss attributed to noncontrolling interest	16,897,000	9,821,000

Net loss attributable to common stockholders	$(60,627,000)	$(59,840,000)

Amounts attributable to DSS stockholders
Loss from continuing operations net of taxes	$(57,335,000.00)	$(38,153,000.00)
Loss from discontinued operations net of taxes	(3,292,000.00)	(21,687,000.00)
Net loss attributable to DSS stockholders	$(60,627,000.00)	$(59,840,000.00)

Loss per common share attributable to common stockholders – continuing operations
Basic	$(8.20)	$(6.84)
Diluted	$(8.20)	$(6.84)

Loss per common share attributable to common stockholders - discontinued operations
Basic	$(0.47)	$(3.89)
Diluted	$(0.47)	$(3.89)

Shares used in computing loss per common share:
Basic	6,996,322	5,581,106
Diluted	6,996,322	5,581,106

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2023 (as restated)	2022 (as restated)
Cash flows from operating activities:
Net loss	$(77,524,000)	$(69,661,000)
Loss from discontinued operations	(3,481,000)	(26,752,000)
Loss from continuing operations	(74,043,000)	(42,909,000)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization	5,206,000	12,173,000
Stock based compensation	-	4,000
Gain/(loss) on equity method investment	34,000	(129,000)
Loss on investments	7,307,000	24,650,000
Change in ROU assets	1,009,000	(7,521,000)
Gain on extinguishment of debt	-	(110,000)
Deferred tax loss	-	38,000
Loss on sales of assets	1,300,000	-
Impairment of fixed assets	-	-
Impairment of assets upon deconsolidation	6,220,000	-
Impairment of intangible assets	7,418,000	-
Impairment of real estate	812,000	-
Impairment of Goodwill	30,978,000	-
Impairment of accounts receivable	3,023,000	-
Impairment of notes receivable	3,794,000	1,525,000
Impairment of other investments	-	5,637,000
Decrease (increase) in assets:
Accounts receivable	1,316,000	(1,716,000)
Inventory	5,483,000	(1,550,000)
Prepaid expenses and other current assets	996,000	321,000
Other assets	2,392,000	(1,234,000)
Increase (decrease) in liabilities:
Accounts payable	(2,260,000)	4218,000
Accrued expenses	(15,646,000)	6,842,000
Change in ROU liabilities	(1,013,000)	7,886,000
Other liabilities	(39,000)	4,354,000
Net cash (used) provided by operating activities - continuing operations	(15,713,000)	12,478,000
Net cash used by operating activities - discontinued operations	(3,481,000)	(39,431,000)
Net cash used by operating activities	(19,194,000)	(26,953,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(818,000)	(1,862,000)
Purchase of real estate	-	(732,000)
Purchase of investment	-	(195,000)
Purchase of marketable securities	-	(5,374,000)
Disposal of property, plant & equipment	248,000	2,152,000
Asset acquired with APB acquisition	-	(1,879,000)
Asset acquired with Sentinel acquisition	40,000	-
Conversion of SHRG to consolidation	-	3,038,000
Change in Equity investment	-	(113,000)
Issuance of new notes receivable, net origination fees	(1,046,000)	(3,612,000)
Payment received on notes receivable	1,010,000	1,067,000
Sale of marketable securities	9,502,000	-
Purchase of intangible assets	-	(508,000)
Net cash provided (used) by investing activities - continuing operations	8,936,000	(8,018,000)
Net cash used by investing activities - discontinued operations	-	(9,951,000)
Net cash provided (used) by investing activities	8,936,000	(17,969,000)

Cash flows from financing activities:
Payments of long-term debt	(4,246,000)	(3,362,000)
Borrowings of long-term debt	1,829,000	9,602,000
Issuances of common stock, net of issuance costs	-	1,519,000
Net cash (used) provided by financing activities - continuing operations	(2,417,000)	7,759,000
Net cash used provided by financing activities - discontinued operations	-	(142,000)
Net cash (used) provided by financing activities	(2,417,000)	7,617,000

Net (decrease) increase in cash – continuing operations	(9,194,000)	12,219,000
Net decrease in cash – discontinued operations	(3,481,000)	(49,524,000)
Cash and cash equivalents at beginning of year	19,290,000	56,595,000
Cash and cash equivalents at end of year	$6,615,000	$19,290,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit (as restated)	Equity (as restated)	Subsidiary (as restated)	Total (as restated)

Balance, December 31, 2021	3,987,308	$80,000	-	$-	$296,199,000	$(134,503,000)	$161,776,000	$36,409,000	$198,185,000
Issuance of common stock, net of expenses	2,146,200	43,000	-	-	17,362,000	-	17,405,000	-	17,405,000
Acquisition of Sentinel Brokers Company, Inc.	-	-	-	-	-	-	-	1,274,000	1,274,000
Acquisition of Sharing Services Global Corporation	-	-	-	-	-	-	-	3,257,000	3,257,000
Stock based payments	817,350	16,000	-	-	6,205,000	-	6,221,000	-	6,221,000
Net loss	-	-	-	-	-	(59,840,000)	(59,840,000)	(9,821,000)	(69,661,000)
Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit (as restated)	Equity (as restated)	Subsidiary (as restated)	Total (as restated)
Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000

Issuance of common stock, net of expenses	62,354	1,000	-	-	267,000	-	268,000	-	268,000
Acquisition of Sentinel Brokers Company, Inc. shares	-	-	-	-	(70,000)	-	(70,000)	-	(70,000)
Fractional shares as a result of reverse stock split	53,560	-	-	-	-	-	-	-	-
Dividend in kind - Deconsolidation of Sharing Services Global Corporation	-	-	-	-	-	(1,206,000)	(1,206,000)	-	(1,206,000)
Deconsolidation of SHRG	-	-		-	-	-	-	5,065,000	5,065,000
Net loss	-	-	-	-	-	(60,627,000)	(60,627,000)	(16,897,000)	(77,524,000)
Balance, December 31, 2023	7,067,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,287,000	$83,214,000

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying financial statements for the year ended December 31, 2023 and 2022, along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

On May 4, 2023, the Company distributed approximately 280 million shares of Sharing Service Global Corporation (“SHRG”), beneficially held by the Company, in the form of a dividend to the shareholders of the Company’s common stock. Upon completion of this distribution, the Company retained an ownership interest in SHRG of approximately 7%. Effective May 1, 2023, SHRG was deconsolidated from the consolidated financial statements (the “Deconsolidation”). The consolidated statement of operations does not include SHRG activity after April 30, 2023 and the assets and liabilities of SHRG are no longer included within the Company’s consolidated balance sheet. In the 10-Q for the second quarter of 2023, the Company recorded an approximate $29.9 million loss on deconsolidation. The Company also recorded an decrease in accumulated deficit of $18.7 million to reflect the reversal of balances as of deconsolidation. In preparation of the Form S-3 as well as the September 30, 2024 10-Q filing this transaction was revisited and it was determined that loss was unintentionally overstated by approximately $23.5 million driven primarily by the increases in accumulated deficit that should have been recorded as an offset to the initial income statement loss. In addition, the Company has determined that Deconsolidation also requires the recognition of discontinued operations. Management and the Audit Committee of the Company has concluded that restatement of its December 31, 2023 financial statements, filed on March 27, 2024, is required.

The following tables summarize the effect of the restatement on each financial statement line items as of the December 31, 2023 and 2022:

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets as of December 31, 2022
Cash and cash equivalents	$19,290,000	(3,112,000)	$16,178,000
Accounts receivable, net	$7,564,000	(1,791,000)	$5,773,000
Inventory	$7,721,000	(2,728,000)	$4,993,000
Current portion of notes receivable	$11,719,000	(217,000)	$11,502,000
Prepaid expenses and other current assets	$1,700,000	(627,000)	$1,073,000
Current assets - discontinued operations	$-	8,475,000	$8,475,000
Property, plant and equipment, net	$13,391,000	(6,630,000)	$6,761,000
Other investments	$1,534,000	(179,000)	$1,355,000
Marketable securities	$27,307,000	(4,251,000)	$23,056,000
Other assets	$2,699,000	(1,184,000)	$1,515,000
Right-of-use assets	$8,219,000	(459,000)	$7,760,000
Other intangible assets, net	$30,740,000	(581,000)	$30,159,000
Non-current assets - discontinued operations	$-	13,284,000	$13,284,000
Accounts payable	$5,914,000	(435,000)	$5,479,000
Accrued expenses and deferred revenue	$19,341,000	(6,811,000)	$12,530,000
Current portion of lease liability	$796,000	(78,000)	$718,000
Current Liabilities - discontinued operations	$-	7,324,000	$7,324,000
Long term lease liability	$7,820,000	(414,000)	$7,406,000
Non-current liabilities - discontinued operations	$-	414,000	$414,000
Consolidated Statements of Operations Loss for the year ended December 31, 2022
Direct marketing revenue	$21,989,000	(18,924,000)	$3,065,000
Total revenue	$47,307,000	(18,924,000)	$28,383,000
Cost of revenue	$40,247,000	(7,255,000)	$32,992,000
Selling, general and administrative (including stock based compensation)	$53,531,000	(28,161,000)	$25,370,000
Total costs and expenses	$93,778,000	(35,416,000)	$58,362,000
Operating loss	$(46,471,000)	(16,493,000)	$(29,978,000)
Other income (expense)	$3,602,000	(2,084,000)	$1,518,000
Interest expense	$126,000	-	$126,000
Gain (loss) on investments	$(10,697,000)	(9,501,000)	$(1,196,000)
Impairment of fixed assets	$(2,843,000)	(2,843,000)	$-
Loss form continuing operations before taxes	$(69,490,000)	(26,752,000)	$(42,738,000)
Loss from discontinued operations, net of taxes	$-	26,752,000	$26,752,000
Loss per common share - basic earnings per share	$(10.72)	4.79	$(5.93)
Loss per common share - diluted earnings per share	$(10.72)	4.79	$(5.93)
Loss per common share - discontinued operations basic	$-	(4.79)	$(4.79)
Loss per common share - discontinued operations diluted	$-	(4.79)	$(4.79)
Consolidated Statements of Cash Flows for the year ended December 31, 2022
Loss from discontinued operations	$-	26,752,000	$(26,752,000)
Loss from continuing operations	$-	42,909,000	$(42,909,000)
Depreciation and amortization	$12,925,000	(752,000)	$12,173,000
Loss (gain) on investments	$13,386,000	11,264,000	$24,650,000
Change in ROU assets	$(7,721,000)	(200,000)	$(7,521,000)
Impairment of fixed assets	$2,843,000	(2,843,000)	$-
Accounts receivable	$(1,891,000)	(175,000)	$(1,716,000)
Inventory	$540,000	(2,090,000)	$(1,550,000)
Prepaid expenses and other current assets	$1,766,000	(1,445,000)	$321,000
Other assets	$(2,210,000)	(976,000)	$(1,234,000)
Accounts payable	$3,994,000	224,000	$4,218,000
Accrued expenses	$4,307,000	2,535,000	$6,842,000
Change in ROU liabilities	$8,103,000	(217,000)	$7,886,000
Other liabilities	$(298,000)	4,652,000	$4,354,000
Net cash used by operating activities - continuing operations	$(26,953,000)	39,431,000	$12,478,000
Net cash used by operating activities - discontinued operations	$-	(39,431,000)	$(39,431,000)
Purchase of property, plant and equipment	$(2,294,000)	432,000	$(1,862,000)
Purchase of marketable securities	$(14,884,000)	9,510,000	$(5,374,000)
Issuance of new notes receivable, net origination fees	$(3,621,000)	9,000	$(3,612,000)
Net cash used by investing activities - continuing operations	$(17,969,000)	9,951,000	$(8,018,000)
Net cash used by investing activities - discontinued operations	$-	(9,951,000)	$(9,951,000)
Payments of long-term debt	$(3,504,000)	142,000	$(3,362,000)
Net cash used by financing activities - continuing operations	$7,617,000	142,000	$7,759,000
Net cash used by financing activities - discontinued operations	$-	(142,000)	$(142,000)
Net increase (decrease) in cash - continuing operations	$(37,305,000)	49,524,000	$12,219,000
Net increase (decrease) in cash - discontinued operations	$-	(49,524,000)	$(49,524,000)
Consolidated Statements of Operations Income (Loss) for the year ended December 31, 2023
Direct marketing revenue	$6,088,000	(4,325,000)	$1,763,000
Total revenue	$30,258,000	(4,325,000)	$25,933,000
Cost of revenue	$26,647,000	(1,257,000)	$25,390,000
Selling, general and administrative (including stock based compensation)	$25,072,000	(4,729,000)	$20,343,000
Total costs and expenses	$51,719,000	(5,986,000)	$45,733,000
Operating loss	$(21,461,000)	(1,661,000)	$(19,800,000)
Loss on investment	$(32,986,000)	(28,019,000)	$(4,967,000)
Impairment of assets due to deconsolidation	$-	6,220,000	$(6,220,000)
Loss from continuing operations before income taxes	$(97,499,000)	(23,460,000)	$(74,039,000)
Loss from discontinued operations, net of tax	$-	(3,481,000)	$(3,481,000)
Net loss	$(97,503,000)	(19,979,000)	(77,524,000)
Net loss attributable to common stockholders	$(80,606,000)	(19,979,000)	(60,627,000)
Loss per common share - basic earnings per share	$(11.52)	3.35	$(8.17)
Loss per common share - diluted earnings per share	$(11.52)	3.35	$(8.17)
Loss per common share - discontinued operations basic	$-	(0.50)	$(0.50)
Loss per common share - discontinued operations diluted	$-	(0.50)	$(0.50)
Consolidated Statements of Cash Flows for the year ended December 31, 2023
Net loss	$(97,503,000)	(19,979,000)	$(77,524,000)
Loss from discontinued operations	$-	3,481,000	$(3,481,000)
Loss from continuing operations	$-	74,043,000	$(74,043,000)
Loss (gain) on investments	$33,506,000	(26,199,000)	$7,307,000
Impairment of assets	$-	6,220,000	$6,220,000
Net cash used by operating activities - continuing operations	$-	15,713,000	$(15,713,000)
Net cash used by operating activities - discontinued operations	$-	3,481,000	$(3,481,000)
Net decrease in cash - continuing operations	$-	9,194,000	$(9,194,000)
Net decrease in cash - discontinued operations	$-	3,481,000	$(3,481,000)
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2023
Dividend in kind - Deconsolidation of Sharing Services Global Corporation	$-	1,206,000	$(1,206,000)
Net loss - total	$(97,503,000)	$(19,979,000)	$(77,524,000)
Net loss - accumulated deficit	$(80,606,000)	(19,979,000)	$(60,627,000)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of DSS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Deconsolidation of Sharing Services Global Corporation - On May 4, 2023, the Company distributed approximately 280 million shares of SHRG beneficially held by DSS and Decentralized Sharing Systems in the form of a dividend to the shareholders of DSS common stock. Upon completion of this distribution, DSS will retain an ownership interest in SHRG of approximately 7%. Immediately prior to this distribution, DSS owned approximately 81% of the issued and outstanding common shares of SHRG. As a result, SHRG, whose operations represented a significant portion of our Direct Marketing segment, was deconsolidated from our consolidated financial statements effective as of May 1, 2023 (the “Deconsolidation”) and will be treated as discontinued operations on the face of our financial statements. Subsequent to April 30, 2023, the assets and liabilities of SHRG are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with SHRG refer to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized an impairment of assets due to the deconsolidation of SHRG approximately $6,071,000 which is recorded as an impairment of assets due to the deconsolidation in our consolidated statements of operations. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in SHRG as a marketable security and at the quoted price stock price of SHRG, valued at approximately $74,000 at December 31, 2023.

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

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 9 for further discussion on investments.

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

Discontinued Operations - On May 4, 2023, the Company distributed approximately 280 million shares of Sharing Service Global Corporation (“SHRG”), beneficially held by the Company, in the form of a dividend to the shareholders of the Company’s common stock. Upon completion of this distribution, the Company retained an ownership interest in SHRG of approximately 7%. Effective May 1, 2023, SHRG was deconsolidated from the consolidated financial statements (the “Deconsolidation”). The consolidated statement of operations does not include SHRG activity after April 30, 2023 and the assets and liabilities of SHRG are no longer included within the Company’s consolidated balance sheet. The deconsolidation of SHRG is a strategic shift, as a significant portion of the Direct Marketing line of business was eliminated. While the Decentralized Sharing Systems part of the business will continue to provide these services, SHRG was a significant portion of this segment as it made up approximately 47% and 20%, respectively, of the total DSS revenue in 2022 and 2023. Accordingly, the Company has applied discontinued operations treatment for this deconsolidation as required by Accounting Standards Codification 205—Discontinued Operations. The major classes of assets and liabilities of SHRG are classified as Discontinued Operations on the Consolidated Balance Sheets and the operating results of the discontinued operations is reflected on the Consolidated Statements of Operations as Loss from Discontinued Operations. See Note 19.

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

4. Inventory

Inventory consisted of the following as of December 31:

	2023	2022
Finished Goods	$2,218,000	$3,366,000
Work in Process	180,000	403,000
Raw Materials	439,000	1,281,000
	$2,837,000	$5,050,000
Less allowance for obsolescence	(18,000)	(57,000)
	$2,819,000	$4,993,000

5. Notes Receivable

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

7. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and marketable securities by significant investment category as of December 31:

	2023
	Cost	Unrealized Gain/Loss	Fair Value	Cash And Cash Equivalents	Marketable Securities
Cash	$6,545,000	$-	$6,545,000	$6,545,000	$-
Level 1
Money Market Funds	70,000	-	70,000	70,000	-
Marketable Securities	27,304,000	(17,325,000)	9,979,000	-	9,979,000
Total	$33,919,000	$(17,325,000)	$16,594,000	$6,615,000	$9,979,000

	2022
	Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Investment
Cash	$16,114,000	$-	$16,114,000	$16,114,000	$-	$-
Level 1
Money Market Funds	64,000	-	64,000	64,000	-	-
Marketable Securities	41,032,000	(17,976,000)	23,056,000	-	23,056,000	-
Level 2
Warrants	3,318,000	-	3,318,000	-	-	3,318,000
Convertible securities	1,023,000	-	1,023,000	-	-	1,023,000
Total	$61,551,000	$(17,976,000)	$43,575,000	$16,178,000	$23,056,000	$4,341,000

The following tables shows the Company’s net unrealized (loss) gain recognized during the year on marketable securities still held as of December 31:

	2023	2022

Net gains (losses) recognized during the year on marketable securities	$(5,521,000)	$(2,757,000)

Less: Net gains (losses) realized during the year on marketable securities sold during the period	(1,973,000)	1,077,000

Net unrealized gain (loss) recognized during the reporting year on marketable securities still held at the reporting date	$(3,548,000)	$(3,834,000)

The Company typically invests with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

8. Disposal of assets

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

9. Investments

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

10. PROPERTY PLANT AND EQUIPMENT AND INVESTMENT IN REAL ESTATE, NET

Property, plant and equipment consisted of the following as of December 31, 2023:

	Estimated
	Useful Life	2023	2022
Machinery and equipment	5-10 years	$9,974,000	$9,251,000
Building and improvements	39 years	294,000	290,000
Land		-	-
Furniture and fixtures	7 years	432,000	502,000
Software and websites	3 years	273,000	320,000
Construction in progress		365,000	667,000
Total Cost		11,338,000	11,030,000
Less accumulated depreciation		4,921,000	4,269,000
Property, plant and equipment, net		$6,417,000	$6,761,000

Depreciation expense for the years ended December 31, 2023 and 2022 was $802,000 and $1,569,000 respectively.

Real Estate consisted of the following at December 31:

	Estimated
	Useful Life	2023	2022
Building and improvements	1-30 years	$5,273,000	$42,665,000
Land		1,600,000	14,861,000
Total Cost		6,873,000	57,526,000
Less: accumulated depreciation		594,000	2,497,000
		$6,279,000	$55,029,000

Depreciation expense for the years ended December 31, 2023 and 2022 was $2,085,000 and $2,077,000 respectively.

11. INTANGIBLE ASSETS

On August 25, 2022, DSS PureAir, a subsidiary of the Company finalized an asset purchase agreement with Celios Corporation (“Celios”) to acquire inventory, patents, and other intangible assets associated with that inventory, and other intangible assets from Celios for $900,000. The related intangible assets were valued at $409,000 with an estimated remaining useful life between 3 and 20 years.

Intangible assets are comprised of the following as of December 31:

		2023				2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$3,340,000	-	18,920,000	$22,260,000	$2,226,000	$20,034,000
Acquired intangibles customer lists, licenses, non-compete agreements, branding, product formulas, tenant improvements, in-place, favorable and unfavorable leases	1-11 years	19,245,000	10,613,000	7,418,000	1,214,000	19,056,000	9,011,000	10,045,000
Acquired intangibles patents and patent rights		500,000	500,000	-	-	500,000	500,000	-
Patent application costs	Varied (1)	1,052,000	993,000	-	59,000	1,052,000	972,000	80,000
		$43,057,000	$15,446,000	$7,418,000	$20,193,000	$42,868,000	$12,709,000	$30,159,000

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2023, the weighted average remaining useful life of these assets in service was approximately 1.7 years.

Amounts amortized for the year ended December 31, 2023 and 2022 was approximately $2,319,000 and $9,279,000, respectively.

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2024	3,012,000
2025	3,009,000
2026	2,869,000
2027	2,869,000
2028	2,860,000
Thereafter	5,574,000

12. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses and deferred revenue consist of the following for the year ended December 31:

	2023	2022
Customer deposits	$222,000	$188,000
Deferred revenue	-	519,000
Accrued wages	812,000	1,466,000
Settlement liability	-	8,974,000
Uncertain tax positions	-	926,000
Accrued expenses	1,468,000	273,000
Income tax payable	-	172,000
Sales tax payable	10,000	12,000

	$2,512,000	$12,530,000

13. SHORT TERM AND LONG-TERM DEBT

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

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to December 31, 2023 are as follows:

Year	Amount
2024	$47,776,000
2025	859,000
2026	901,000
2027	947,000
2028	1,200,000
Thereafter	3,544,000
Total	$55,227,000

14. Lease Liability

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

15. STOCKHOLDERS’ EQUITY

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

16. INCOME TAXES

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

17. DEFINED CONTRIBUTION PENSION PLAN

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

18. COMMITMENTS AND CONTINGENCIES

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

19. DISCONTINUED OPERATIONS

On May 4, 2023, the Company distributed approximately 280 million shares of SHRG beneficially held by DSS and Decentralized Sharing Systems in the form of a dividend to the shareholders of DSS common stock. Upon completion of this distribution, DSS will retain an ownership interest in SHRG of approximately 7%. Immediately prior to this distribution, DSS owned approximately 81% of the issued and outstanding common shares of SHRG. As a result, SHRG, whose operations represented a significant portion of our Direct Marketing segment, was deconsolidated from our consolidated financial statements effective as of May 1, 2023 (the “Deconsolidation”) and will be treated as discontinued operations on the face of our financial statements. Subsequent to April 30, 2023, the assets and liabilities of SHRG are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with SHRG refer to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized an impairment of assets due to the deconsolidation of SHRG approximately $6,220,000 which is recorded as an impairment of assets due to the deconsolidation in our consolidated statements of operations. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in SHRG as a marketable security and at the quoted price stock price of SHRG, valued at approximately $74,000 at December 31, 2023.

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation:

Sharing Services Global Corporation

Balance Sheets - Discontinued Operations

As of December 31,

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,112,000
Accounts receivable, net	-	1,791,000
Inventory	-	2,728,000
Current portion of notes receivable	-	216,000
Prepaid expenses and other current assets	-	627,000
Total current assets	-	8,474,000

Property, plant and equipment, net	-	6,630,000
Other investments	-	179,000
Marketable securities	-	4,251,000
Other assets	-	1,184,000
Right-of-use assets	-	459,000
Other intangible assets, net	-	581,000
Total assets	$-	$21,758,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$435,000
Accrued expenses and deferred revenue	-	6,810,000
Current portion of lease liability	-	78,000
Current portion of long-term debt, net	-	-
Total current liabilities	-	7,323,000

Long term lease liability	-	414,000

Sharing Services Global Corporation

Statements of Operations Loss - Discontinued Operations

For the Years Ended December 31,

	For the Year Ended December 31,
	2023	2022
Revenue:
Direct marketing	$4,325,000	$18,924,000
Total revenue	4,325,000	18,924,000

Costs and expenses:
Cost of revenue	2,055,000	7,255,000
Selling, general and administrative	5,743,000	28,161,000
Total costs and expenses	7,798,000	35,416,000
Operating loss	3,473,000	(16,492,000)

Other income (expense):
Other income (expense)	(96,000)	2,084,000
Interest income	6,000)	-
Gain (loss) on investments	82,000	(9,501,000)
Impairment of assets	-	(2,843,000)
Loss from discontinued operations before income taxes	(3,481,000)	(26,752,000)

Income tax benefit/(loss)	-	-
Loss from discontinued operations	(3,481,000)	(26,752,000)

20. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2023	2022

Cash paid for interest	$4,806,000	$3,270,000

Non-cash investing and financing activities:
Right of use asset	$-	$9,568,000
Shares issued in lieu of bonus cash	$268,000	$6,221,000
Purchase of notes receivable with company stock	$-	$8,717,000
Purchase of marketable security with Company stock	$-	$7,169,000
Third party Note receivable received in lieu of cash	$1,100,000	-

21. SEGMENT INFORMATION

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

Approximate information concerning the Company’s operations by reportable segment for the twelve months ended December 31, 2023 and 2022 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$18,497,000	$385,000	$1,763,000	$-	$5,288,000	$-	$25,933,000
Assets held for sale	-	-	-	-	51,595,000	-	51,595,000
Depreciation and amortization	761,000	-	157,000	1,163,000	3,047,000	78,000	5,206,000
Cost of revenue	15,282,000	1,139,000	818,000	77,000	8,003,000	71,000	25,390,000
Interest expense	185,000	-	(5,000)	-	4,632,000	-	4,812,000
Interest Income	-	-	986,000	155,000	148,000	-	1,289,000
Stock based compensation	-	-	-	-	-	-	-
Net income (loss) from continuing operations	327,000	(31,497,000)	(9,400,000)	(7,168,000)	(19,792,000)	(6,513,000)	(74,043,000)
Capital expenditures	689,000	-	4,000	17,000	104,000	4,000	818,000
Identifiable assets	21,508,000	12,285,000	6,303,000	49,305,000	59,345,000	4,446,000	153,192,000

Year Ended December 31,2022	Product Packaging	Commercial Lending	Direct	Biotechnology	Securities	Corporate	Total
Revenue	$17,973,000	$764,000	$3,065,000	$-	$6,581,000	$-	$28,383,000
Depreciation and amortization	715,000	-	413,000	1,113,000	9,093,000	129,000	11,463,000
Cost of revenue	16,960,000	1,041,000	2,573,000	-	11,784,000	634,000	32,992,000
Interest expense	140,000	-	1,000	-	(15,000)	-	126,000
Stock based compensation	1,000	-	-	-	-	3,000	4,000
Net income (loss) from continuing operations	(1,234,000)	(459,000)	(13,429,000)	(7,462,000)	(8,238,000)	(12,084,000)	(42,909,000)
Capital expenditures	1,612,000	-	384,000	276,000	18,000	4,000	2,294,000
Identifiable assets	24,641,000	48,240,000	27,526,000	53,069,000	83,873,000	11,566,000	248,915,000

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

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2023
Packaging Printing and Fabrication	$18,036,000
Commercial and Security Printing	461,000
Total Printed Products	$18,497,000

Twelve months ended December 31, 2022
Packaging Printing and Fabrication	$17,499,000
Commercial and Security Printing	474,000
Total Printed Products	$17,973,000

Direct Marketing

Twelve months ended December 31, 2023
Direct Marketing Internet Sales	$1,763,000
Total Direct Marketing	$1,763,000

Twelve months ended December 31, 2022
Direct Marketing Internet Sales	$3,065,000
Total Direct Marketing	$3,065,000

Rental Income

Twelve months ended December 31, 2023
Rental income	$3,647,000
Total Rental Income	$3,647,000

Twelve months ended December 31, 2022
Rental income	$6,287,000
Total Rental Income	$6,287,000

Commission Income

Twelve months ended December 31, 2023
Commission income	$1,641,000
Total commission income	$1,641,000

Twelve months ended December 31, 2022
Commission income	$294,000
Total commission income	$294,000

Management Fee Income

Twelve months ended December 31, 2023
Management fee income	$-
Total Management fee income	$-

Twelve months ended December 31, 2022
Management fee income	$134,000
Total Management fee income	$134,000

Net Investment Income

Twelve months ended December 31, 2023
Net investment income	$385,000
Total Net Investment Income	$385,000

Twelve months ended December 31, 2022
Net investment income	$630,000
Total Net Investment Income	$630,000

22. Related Party Transactions

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

23. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 26, 2024, the date that the consolidated financial statements were available to be issued and other then the reverse stock split identified in Note 15 and noted no subsequent events requiring financial statement recognition or disclosure.

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

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2022, and subsequently in 2023, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2024 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company hired a Controller, Director of External Reporting, Senior Accountant and Cost Accountant in 2022. The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	The Director of External Reporting will complete the appropriate disclosure check list for the required filings. The CFO will review the completion of this checklist in a timely manner for inclusion of all necessary disclosures.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	Procedures have been enhanced and count sheets modified to ensure accuracy of physical inventory counts.
●	The Company will engage an external, independent expert to review significant and/or complex accounting transactions, when appropriate, to ensure the proper accounting treatment is applied.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, Grassi & Co. CPAs, P.C., Jericho, NY, for audit and review services for the fiscal year ended December 31, 2023 were approximately $365,000. The aggregate fees build for professional services rendered by Grassi&Co for audit and review services for the fiscal year ended December 31, 2022 was approximately $325,000.

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

ITEM 16 – Form 10K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSS, INC.

October 22, 2024	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

October 22, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 22, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

October 22, 2024	By:	/s/ Jason Grady
Jason Grady Interim Chief Executive Officer

October 22, 2024	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

October 22, 2024	By:	/s/ Hiu Pan Joanne Wong
Hiu Pan Joanne Wong Director

October 22, 2024	By:	/s/ José Escudero
José Escudero Director

October 22, 2024	By:	/s/ Shui Yeung Frankie Wong
Shui Yeung Frankie Wong Director

October 22, 2024	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

October 22, 2024	By:	/s/ Lim Sheng Hon Danny
Lim Sheng Hon Danny
Director

October 22, 2024	By:	/s/ Wai Leung William Wu
William Wu Director

